Form 10-Q
period 2012-09-30
HSBC USA INC /MD/
filed 2012-11-05
CIK 83246

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

FORM 10-Q

HSBC USA Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest income:
Loans	$472	$456	$1,391	$1,346
Securities	252	306	837	929
Trading assets	27	52	86	156
Short-term investments	23	35	82	104
Other	11	10	32	32

Total interest income	785	859	2,428	2,567

Interest expense:
Deposits	82	64	243	196
Short-term borrowings	9	11	24	32
Long-term debt	170	151	502	449
Other	14	12	27	96

Total interest expense	275	238	796	773

Net interest income	510	621	1,632	1,794
Provision for credit losses	84	78	173	171

Net interest income after provision for credit losses	426	543	1,459	1,623

Other revenues:
Credit card fees	18	31	70	95
Other fees and commissions	167	222	530	605
Trust income	22	26	72	83
Trading revenue	113	(107)	395	243
Other securities gains, net	50	49	145	105
Servicing and other fees from HSBC affiliates	63	49	165	151
Residential mortgage banking revenue	4	34	31	48
Gain (loss) on instruments designated at fair value and related derivatives	(187)	379	(258)	440
Gain on sale of branches	103	-	433	-
Other income (loss)	44	(16)	44	20

Total other revenues	397	667	1,627	1,790

Operating expenses:
Salaries and employee benefits	207	266	733	852
Support services from HSBC affiliates	362	412	1,100	1,092
Occupancy expense, net	60	73	176	209
Expense accrual related to certain regulatory matters (Note 21)	800	-	1,500	-
Other expenses	188	170	515	589

Total operating expenses	1,617	921	4,024	2,742

Income (loss) from continuing operations before income tax expense	(794)	289	(938)	671
Income tax expense (benefit)	(12)	117	357	238

Income (loss) from continuing operations	(782)	172	(1,295)	433

Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	-	218	315	682
Income tax expense	-	78	112	242

Income from discontinued operations	-	140	203	440

Net income (loss)	$(782)	$312	$(1,092)	$873

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income (loss)	$(782)	$312	$(1,092)	$873
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	97	655	218	797
Other-than-temporary impaired debt securities available-for-sale(1)	-	-	-	1
Other-than-temporary impaired debt securities held-to-maturity(1)	-	-	-	11
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of a variable interest entity	-	-	-	142
Derivatives designated as cash flow hedges	11	(124)	11	(141)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	-	-	1	2

Other comprehensive income, net of tax	108	531	230	812

Comprehensive income(loss)	$(674)	$843	$(862)	$1,685

(1)

During the three and nine months ended September 30, 2012 and 2011, there were no other-than-temporary impairment (“OTTI”) losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,385	$1,616
Interest bearing deposits with banks	15,313	25,454
Federal funds sold and securities purchased under agreements to resell	11,678	3,109
Trading assets	38,322	38,800
Securities available-for-sale	62,532	53,281
Securities held-to-maturity (fair value of $2.0 billion and $2.3 billion at September 30, 2012 and December 31, 2011, respectively)	1,741	2,035
Loans	61,452	51,867
Less – allowance for credit losses	637	743

Loans, net	60,815	51,124

Loans held for sale (includes $424 million and $377 million designated under fair value option at September 30, 2012 and December 31, 2011, respectively)	1,056	3,670
Properties and equipment, net	281	458
Intangible assets, net	253	242
Goodwill	2,228	2,228
Other assets	7,528	6,369
Other branch related assets held for sale	-	440
Assets of discontinued operations	-	21,454

Total assets	$203,132	$210,280

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$31,532	$20,592
Interest bearing (includes $9.4 billion and $9.8 billion designated under fair value option at September 30, 2012 and December 31, 2011, respectively)	61,741	73,474
Deposits in foreign offices:
Noninterest bearing	1,782	1,912
Interest bearing	26,280	28,607
Deposits held for sale	-	15,144

Total deposits	121,335	139,729
Short-term borrowings	14,113	16,009
Long-term debt (includes $7.7 billion and $5.0 billion designated under fair value option at September 30, 2012 and December 31, 2011, respectively)	20,963	16,709

Total debt	156,411	172,447
Trading liabilities	20,875	14,186
Interest, taxes and other liabilities	8,277	4,223
Other branch related liabilities held for sale	-	11
Liabilities of discontinued operations	-	911

Total liabilities	185,563	191,778

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at September 30, 2012 and December 31, 2011)	-	-
Additional paid-in capital	13,798	13,814
Retained earnings	1,334	2,481
Accumulated other comprehensive income	872	642

Total common shareholder’s equity	16,004	16,937

Total shareholders’ equity	17,569	18,502

Total liabilities and shareholders’ equity	$203,132	$210,280

(1)

The following table summarizes assets and liabilities related to variable interest entities (“VIEs”) as of September 30, 2012 and December 31, 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	September 30, 2012	December 31, 2011
	(in millions)
Assets
Interest bearing deposits with banks	$83	$108
Other assets	566	520

Total assets	$649	$628

Liabilities
Long-term debt	$55	$55
Interest, taxes and other liabilities	181	166
Liabilities of discontinued operations	-	541

Total liabilities	$236	$762

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2012	2011
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,814	13,785
Capital contributions from parent	-	21
Employee benefit plans and other	(16)	18

Balance at end of period	13,798	13,824

Retained earnings
Balance at beginning of period	2,481	1,536
Net income (loss)	(1,092)	873
Cash dividends declared on preferred stock	(55)	(55)

Balance at end of period	1,334	2,354

Accumulated other comprehensive income (loss)
Balance at beginning of period	642	(153)
Other comprehensive income, net of tax	230	812

Balance at end of period	872	659

Total common shareholders’ equity	16,004	16,837

Total shareholders’ equity	$17,569	$18,402

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2012	2011
	(in millions)
Cash flows from operating activities
Net income (loss)	$(1,092)	$873
Income from discontinued operations	203	440

Income (loss) from continuing operations	(1,295)	433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	220
Gain on sale of branches	(433)	-
Expense accrual related to certain regulatory matters	1,500	-
Impairment of internally developed software	-	94
Provision for credit losses	173	171
Realized gains on securities available-for-sale	(145)	(105)
Net change in other assets and liabilities	2,313	(1,975)
Change in loans held for sale:
Originations of loans	(2,678)	(2,280)
Sales and collection of loans held for sale	2,795	3,106
Net change in trading assets and liabilities	7,576	(5,446)
Lower of amortized cost or fair value adjustments on loans held for sale	32	44
Mark-to-market (gains) losses on financial instruments designated at fair value and related derivatives	258	(440)

Cash provided by (used in) operating activities – continuing operations	10,339	(6,178)
Cash provided by operating activities – discontinued operations	34	1,818

Net cash provided by (used in) operating activities	10,373	(4,360)

Cash flows from investing activities
Net change in interest bearing deposits with banks	10,141	(13,089)
Net change in federal funds sold and securities purchased under agreements to resell	(8,569)	3,141
Securities available-for-sale:
Purchases of securities available-for-sale	(29,177)	(23,820)
Proceeds from sales of securities available-for-sale	10,183	17,423
Proceeds from maturities of securities available-for-sale	9,601	2,475
Securities held-to-maturity:
Proceeds from maturities of securities held-to-maturity	301	470
Change in loans:
Originations, net of collections	(9,509)	(4,308)
Loans sold to third parties	49	304
Net cash used for acquisitions of properties and equipment	(6)	(18)
Net outflows related to the sale of branches	(10,137)	-
Other, net	(107)	75

Cash used in investing activities – continuing operations	(27,230)	(17,347)
Cash provided by investing activities – discontinued operations	20,746	1,215

Net cash used in investing activities	(6,484)	(16,132)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2012	2011
	(in millions)
Cash flows from financing activities
Net change in deposits	(5,536)	11,966
Debt:
Net change in short-term borrowings	(1,896)	6,571
Issuance of long-term debt	5,354	5,152
Repayment of long-term debt	(1,928)	(3,099)
Repayment of debt issued related to the sale and leaseback of 452 Fifth Avenue property	(8)	(21)
Other decreases in capital surplus	(16)	18
Dividends paid	(55)	(55)

Cash provided by (used in) financing activities – continuing operations	(4,085)	20,532
Cash used in financing activities – discontinued operations	(35)	(148)

Net cash provided by (used in) financing activities	(4,120)	20,384

Net change in cash and due from banks	(231)	(108)
Cash and due from banks at beginning of period(1)	1,616	1,693

Cash and due from banks at end of period	$1,385	$1,585

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$20	$99

(1)	Cash at beginning of period includes $117 million for discontinued operations as of January 1, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

2.    Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation (“HSBC Finance”), HSBC USA Inc. and other wholly-owned affiliates entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012. The sale included our General Motors (“GM”) and Union Plus (“UP”) credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded cumulative lower of amortized cost or fair value adjustments on these receivables which were classified as held for sale on our balance sheet as a component of assets of discontinued operations totaling $1.0 billion, of which $440 million was recorded in the nine months ended September 30, 2012 and $159 million was recorded in the three

HSBC USA Inc.

and nine months ended September 30, 2011 and is reflected in net interest income and other revenues in the table below. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value.

The sale to Capital One did not include credit card receivables associated with HSBC Bank USA’s legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables were included as part of the sale to First Niagara Bank, N.A. and HSBC Bank USA will continue to offer credit cards to HSBC Bank USA’s customers. No significant one-time closure costs have been incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we have entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio.

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

The following summarizes the results of operations of our discontinued credit card operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)(2)	$-	$492	$541	$1,598
Income from discontinued operations before income tax	-	218	315	683

(1)

Interest expense was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

(2)

Included in other revenues for the nine months ended September 30, 2012 was a $440 million lower of amortized cost or fair value adjustment. Included in other revenues for the three and nine months ended September 30, 2011 was a $159 million lower of amortized cost or fair value adjustment.

The following summarizes the assets and liabilities of our discontinued credit card operations at September 30, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	September 30, 2012	December 31, 2011
	(in millions)
Loans, net(1)	$-	$21,185
Other assets	-	269

Assets of discontinued operations	$-	$21,454

Deposits in domestic offices – noninterest bearing	$-	$35
Other liabilities	-	876

Liabilities of discontinued operations	$-	$911

(1)	At December 31, 2011, the receivables are carried at the lower of amortized cost or fair value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues	$-	$-	$-	$19
Income (loss) from discontinued operations before income tax (benefit) expense	-	-	-	(1)

At September 30, 2012 and December 31, 2011 there were no remaining assets and liabilities of our Banknotes Business reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

3.    Branch Assets and Liabilities Held for Sale

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 non-strategic retail branches, including certain loans, deposits and related branch premises primarily located in upstate New York. The agreement included the transfer of certain deposits and loans, as well as related branch premises, for a premium of 6.67 percent of the deposits, subject to certain agreed-upon adjustments. In May 2012, we completed the sale of 138 branches to First Niagara and recognized an after-tax gain, net of allocated non-deductible goodwill, of $71 million. Since the premium received of $886 million was calculated based on the total amount of outstanding deposit balances for all branches being sold, a pro-rata portion of the premium related to the deposit balances associated with the branches that were not sold in the amount of $209 million was deferred as unearned revenue and was recognized in the third quarter when the remaining branches and related deposit amounts were sold. In the third quarter of 2012, we completed the sale of the remaining 57 branches and recognized an after-tax gain, net of allocated non-deductible goodwill, of $23 million. Included in the sale of the 195 non-strategic retail branches were approximately $13.2 billion in deposits and $2.1 billion in loans. Branch premises were sold for fair value and loans and other transferred assets were sold at their carrying values.

HSBC USA Inc.

The following summarizes the assets and liabilities classified as held for sale at September 30, 2012 and December 31, 2011 in our consolidated balance sheet related to the agreement to sell certain retail branches.

	September 30, 2012	December 31, 2011
	(in millions)
Loans held for sale(1)	$-	$2,495
Other branch assets held for sale:
Properties and equipment, net	-	42
Goodwill allocated to retail branch disposal group	-	398

Total other branch assets held for sale	-	440

Total branch assets held for sale	$-	$2,935

Deposits held for sale	$-	$15,144
Other branch liabilities held for sale	-	11

Total branch liabilities held for sale	$-	$15,155

(1)	Loans held for sale includes $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card loans and $161 million in other consumer loans at December 31, 2011.

4.    Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	September 30, 2012	December 31, 2011
	(in millions)
Trading assets:
U.S. Treasury	$2,283	$259
U.S. Government agency issued or guaranteed	292	14
U.S. Government sponsored enterprises(1)	231	24
Asset-backed securities	987	1,032
Corporate and foreign bonds(2)	9,636	11,577
Other securities	37	40
Precious metals	15,777	17,082
Fair value of derivatives, net	9,079	8,772

	$38,322	$38,800

Trading liabilities:
Securities sold, not yet purchased	$361	$343
Payables for precious metals	6,853	6,999
Fair value of derivatives, net	13,661	6,844

	$20,875	$14,186

(1)

Includes mortgage-backed securities of $13 million and $10 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) at September 30, 2012 and December 31, 2011, respectively, and $218 million and $14 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at September 30, 2012 and December 31, 2011, respectively.

(2)	We did not hold any foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either September 30, 2012 or December 31, 2011.

At September 30, 2012 and December 31, 2011, the fair value of derivatives included in trading assets has been reduced by $5.9 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

HSBC USA Inc.

At September 30, 2012 and December 31, 2011, the fair value of derivatives included in trading liabilities has been reduced by $2.3 billion and $6.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

5.    Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity are summarized in the following tables.

September 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury	$30,612	$557	$(30)	$31,139
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	168	2	-	170
Direct agency obligations	3,568	376	(2)	3,942
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,289	871	(4)	16,156
Collateralized mortgage obligations	3,875	175	-	4,050
Direct agency obligations	1	-	-	1
Obligations of U.S. states and political subdivisions	775	40	-	815
Asset backed securities collateralized by:
Residential mortgages	2	-	-	2
Commercial mortgages	257	7	-	264
Home equity	322	-	(80)	242
Other	102	-	(17)	85
Corporate and other domestic debt securities(2)	40	3	-	43
Foreign debt securities(3)(6)	5,488	17	(57)	5,448
Equity securities	167	8	-	175

Total available-for-sale securities	$60,666	$2,056	$(190)	$62,532

Securities held-to-maturity:
U.S. Government sponsored enterprises:(5)
Mortgage-backed securities	$1,212	$167	$-	$1,379
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	68	13	-	81
Collateralized mortgage obligations	289	46	-	335
Obligations of U.S. states and political subdivisions	44	3	-	47
Asset backed securities collateralized by residential mortgages	128	7	-	135

Total held-to-maturity securities	$1,741	$236	$-	$1,977

HSBC USA Inc.

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury	$18,199	$498	$(121)	$18,576
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	40	1	-	41
Direct agency obligations	2,501	352	-	2,853
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,357	728	(3)	16,082
Collateralized mortgage obligations	6,881	177	(3)	7,055
Direct agency obligations	2	-	-	2
Obligations of U.S. states and political subdivisions	566	35	(1)	600
Asset backed securities collateralized by:
Residential mortgages	6	-	(1)	5
Commercial mortgages	444	9	(2)	451
Home equity	369	-	(99)	270
Student loans	13	-	(1)	12
Other	102	-	(22)	80
Corporate and other domestic debt securities(2)	541	3	-	544
Foreign debt securities(3)(6)	6,640	27	(97)	6,570
Equity securities(4)	130	10	-	140

Total available-for-sale securities	$51,791	$1,840	$(350)	$53,281

Securities held-to-maturity:
U.S. Government sponsored enterprises:(5)
Mortgage-backed securities	$1,421	$195	$-	$1,616
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	79	13	-	92
Collateralized mortgage obligations	308	44	-	352
Obligations of U.S. states and political subdivisions	61	3	-	64
Asset backed securities collateralized by residential mortgages	166	9	(1)	174

Total held-to-maturity securities	$2,035	$264	$(1)	$2,298

(1)

Includes securities at amortized cost of $155 million and $27 million issued or guaranteed by FNMA at September 30, 2012 and December 31, 2011, respectively, and $13 million issued or guaranteed by FHLMC at both September 30, 2012 and December 31, 2011, respectively.

(2)

At September 30, 2012 and December 31, 2011, other domestic debt securities included $16 million and $516 million, respectively, of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”).

(3)	At September 30, 2012 and December 31, 2011, foreign debt securities included of $1.5 billion and $2.7 billion, respectively, of securities fully backed by foreign governments.

(4)

Includes preferred equity securities at amortized cost issued by FNMA of $2 million at December 31, 2011. Balance at December 31, 2011 reflects a cumulative other-than-temporary impairment charge of $173 million.

(5)

Includes securities at amortized cost of $532 million and $591 million issued or guaranteed by FNMA at September 30, 2012 and December 31, 2011, respectively, and $680 million and $830 million issued and guaranteed by FHLMC at September 30, 2012 and December 31, 2011, respectively.

(6)	There were no foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either September 30, 2012 or December 31, 2011.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of September 30, 2012 and December 31, 2011, classified as to the length of time the losses have existed as follows:

	One Year or Less			Greater Than One Year
September 30, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	3	$(2)	$2,595	6	$(28)	$591
U.S. Government sponsored enterprises	2	(2)	231	12	-	8
U.S. Government agency issued or guaranteed	19	(4)	116	-	-	-
Obligations of U.S. states and political subdivisions	4	-	29	1	-	7
Asset backed securities	4	-	54	13	(97)	339
Foreign debt securities	5	(8)	1,455	8	(49)	2,979
Equity securities	-	-	-	-	-	-

Securities available-for-sale	37	$(16)	$4,480	40	$(174)	$3,924

Securities held-to-maturity:
U.S. Government sponsored enterprises	12	$-	$-	52	$-	$-
U.S. Government agency issued or guaranteed	56	-	-	969	-	3
Obligations of U.S. states and political subdivisions	2	-	-	2	-	1
Asset backed securities	1	-	4	2	-	7

Securities held-to-maturity	71	$-	$4	1,025	$-	$11

HSBC USA Inc.

	One Year or Less			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	5	$(1)	$4,978	12	$(120)	$2,592
U.S. Government sponsored enterprises	6	-	8	15	-	9
U.S. Government agency issued or guaranteed	14	(6)	833	2	-	4
Obligations of U.S. states and political subdivisions	3	(1)	20	3	-	25
Asset backed securities	2	-	45	22	(125)	387
Foreign debt securities	15	(97)	4,223	-	-	-

Securities available-for-sale	45	$(105)	$10,107	54	$(245)	$3,017

Securities held-to-maturity:
U.S. Government sponsored enterprises	47	$-	$-	11	$-	$-
U.S. Government agency issued or guaranteed	629	-	2	463	-	1
Obligations of U.S. states and political subdivisions	2	-	-	4	-	2
Asset backed securities	-	-	-	4	(1)	14

Securities held-to-maturity	678	$-	$2	482	$(1)	$17

Net unrealized gains increased within the available-for-sale portfolio in the first nine months of 2012 largely due to a decrease in interest rates on U.S. Treasury securities since December 31, 2011. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies. During the three and nine months ended September 30, 2012 and 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component. Changes in the non-credit portion during 2011 represented a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income.

We do not consider any debt securities to be other-than-temporarily impaired at September 30, 2012 as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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

HSBC USA Inc.

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 89 percent and 84 percent of total available-for-sale and held-to-maturity securities as of September 30, 2012 and December 31, 2011 respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy has been slow;

•	The continued uncertainty in the U.S. housing markets with high levels of pending foreclosure volume;

•	A lack of traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate remains high despite recent improvement and although consumer confidence is improving, it remains low compared to historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.

In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

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

HSBC USA Inc.

For the three and nine months ended September 30, 2012 and 2011, there were no other-than-temporary impairment losses recognized related to credit loss. At September 30, 2012 and 2011, there were no remaining non-credit component unrealized loss amounts recognized in other comprehensive income.

The following table summarizes the changes in the credit loss component of other-than-temporarily impaired debt securities which were recognized in income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Credit losses at the beginning of the period	$-	$1	$-	$36
Reduction of credit losses previously recognized on sold securities	-	-	-	(4)
Reduction of credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	-	-	-	(31)

Ending balance of credit losses	$-	$1	$-	$1

At September 30, 2012, we held 28 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $328 million of the total aggregate fair value of asset-backed securities of $593 million at September 30, 2012. The gross unrealized losses on these securities were $96 million at September 30, 2012. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of September 30, 2012 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $104 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at September 30, 2012.

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

The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Gross realized gains	$59	$73	$260	$213
Gross realized losses	(9)	(24)	(115)	(108)

Net realized gains	$50	$49	$145	$105

HSBC USA Inc.

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2012, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2012, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2012.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
As of September 30, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$2,002	.26%	$22,945	.45%	$2,774	2.08%	$2,891	2.99%
U.S. Government sponsored enterprises	-	-	295	2.77	2,675	3.29	766	3.44
U.S. Government agency issued or guaranteed	-	-	5	4.60	100	1.97	19,060	3.13
Obligations of U.S. states and political subdivisions	-	-	40	4.16	376	3.84	359	3.84
Asset backed securities	-	-	1	1.46	11	.46	671	3.04
Other domestic debt securities	16	.62	-	-	-	-	24	3.90
Foreign debt securities	625	4.27	4,863	1.83	-	-	-	-

Total amortized cost	$2,643	1.21%	$28,149	.72%	$5,936	2.73%	$23,771	3.13%

Total fair value	$2,644		$28,202		$6,535		$24,976

Held-to-maturity:
U.S. Government sponsored enterprises	$-	-%	$8	7.78%	$1	7.87%	$1,203	6.16%
U.S. Government agency issued or guaranteed	-	-	2	7.58	3	7.68	352	6.49
Obligations of U.S. states and political subdivisions	4	5.37	15	5.11	10	4.58	15	4.96
Asset backed securities	-	-	-	-	-	-	128	6.26

Total amortized cost	$4	5.37%	$25	6.13%	$14	5.49%	$1,698	6.23%

Total fair value	$4		$26		$15		$1,932

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $143 million and $483 million, respectively, were included in other assets at September 30, 2012. Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $133 million and $483 million, respectively, were included in other assets at December 31, 2011.

HSBC USA Inc.

6.    Loans

Loans consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Commercial loans:
Construction and other real estate	$7,920	$7,860
Business banking and middle markets enterprises	12,497	10,225
Global banking(1)	19,011	12,658
Other commercial	3,140	2,906

Total commercial	42,568	33,649

Consumer loans:
Home equity mortgages	2,387	2,563
Other residential mortgages	15,086	14,113
Credit cards	796	828
Other consumer	615	714

Total consumer	18,884	18,218

Total loans	$61,452	$51,867

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to select high quality Latin American and other multinational customers managed by HSBC on a global basis.

Net deferred origination costs totaled $30 million and $48 million at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, we had net unamortized premium on our loans of $29 million and $28 million, respectively. We amortized net premiums of $2 million and $20 million on our loans for the three and nine months ended September 30, 2012, respectively, compared to $10 million and $38 million on our loans for the three and nine months ended September 30, 2011.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at September 30, 2012 and December 31, 2011. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At September 30, 2012	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$94	$72	$105	$271	$7,649	$7,920
Business banking and middle market enterprises	486	82	52	620	11,877	12,497
Global banking	284	-	8	292	18,719	19,011
Other commercial	605	9	26	640	2,500	3,140

Total commercial	1469	163	191	1,823	40,745	42,568

Consumer loans:
HELOC and home equity mortgages	380	20	86	486	1,901	2,387
Other residential mortgages	104	460	907	1,471	13,615	15,086
Credit cards	29	15	15	59	737	796
Other consumer	7	5	32	44	571	615

Total consumer	520	500	1,040	2,060	16,824	18,884

Total loans	$1,989	$663	$1,231	$3,883	$57,569	$61,452

	Days Past Due
At December 31, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$72	$31	$231	$334	$7,526	$7,860
Business banking and middle market enterprises	615	58	71	744	9,481	10,225
Global banking	898	34	74	1,006	11,652	12,658
Other commercial	350	84	21	455	2,451	2,906

Total commercial	1,935	207	397	2,539	31,110	33,649

Consumer loans:
HELOC and home equity mortgages	181	54	89	324	2,239	2,563
Other residential mortgages	109	526	815	1,450	12,663	14,113
Credit cards	37	20	20	77	751	828
Other consumer	11	6	35	52	662	714

Total consumer	338	606	959	1,903	16,315	18,218

Total loans	$2,273	$813	$1,356	$4,442	$47,425	51,867

Nonaccrual Loans  Nonaccrual loans totaled $1.8 billion at both September 30, 2012 and December 31, 2011, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $37 million and $92 million for the three and nine months ended September 30, 2012, respectively, compared to $27 million and $86 million for the three and nine months ended September 30, 2011, respectively. Interest income (expense) that was included in finance and other interest

HSBC USA Inc.

income on these loans was $10 million for both the three and nine months ended September 30, 2012, respectively, compared to $4 million and $13 million for the three and nine months ended September 30, 2011, respectively. For an analysis of reserves for credit losses, see Note 7, “Allowance for Credit Losses.”

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

	September 30, 2012	December 31, 2011
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$98	$103
Other real estate	353	512
Business banking and middle markets enterprises	46	58
Global banking	142	137
Other commercial	19	15

Total commercial	658	825

Consumer:
Residential mortgages, excluding home equity mortgages	979	815
Home equity mortgages	97	89

Total residential mortgages(1)(2)	1,076	904
Other consumer loans	5	8

Total consumer loans	1,081	912

Nonaccrual loans held for sale	51	91

Total nonaccruing loans	1,790	1,828

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	1	1
Business banking and middle market enterprises	7	11
Other commercial	1	2

Total commercial	9	14

Consumer:
Credit card receivables	15	20
Other consumer	27	27

Total consumer loans	42	47

Total accruing loans contractually past due 90 days or more	51	61

Total nonperforming loans	$1,841	$1,889

(1)

Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(2)

In the third quarter of 2012, we reclassified $83 million of residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed to nonaccrual, consistent with recently issued regulatory guidance. Interest income reversed on these loans was not material.

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

Troubled debt restructurings  Troubled debt restructurings (“TDR Loans”) represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition.

Modifications to consumer and commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans or in the case of certain secured commercial loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR loan beginning in the year after restructure.

The following table presents information about receivables which were modified during the three and nine months ended September 30, 2012 and as a result of this action became classified as TDR Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Commercial loans:
Construction and other real estate	$38	$27	$105	$40
Business banking and middle market enterprises	1	-	22	6

Total commercial	39	27	127	46

Consumer loans:
Residential mortgages	220	56	328	189
Credit cards	1	2	3	5

Total consumer	221	58	331	194

Total	$260	$85	$458	$240

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30, 2012	December 31, 2011
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$375	$342
Business banking and middle market enterprises	84	94
Other commercial	33	37

Total commercial	492	473

Consumer loans:
Residential mortgages	883	608
Credit cards	16	21

Total consumer	899	629

Total TDR Loans(3):	$1,391	$1,102

	September 30, 2012	December 31, 2011
	(in millions)
Allowance for credit losses on TDR Loans(4):
Commercial loans:
Construction and other real estate	$30	$17
Business banking and middle market enterprises	3	3

Total commercial	33	20

Consumer loans:
Residential mortgages	113	94
Credit cards	5	7

Total consumer	118	101

Total Allowance for credit losses on TDR Loans	$151	$121

(1)

TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $378 million and $614 million at September 30, 2012 and December 31, 2011, respectively.

(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	September 30, 2012	December 31, 2011
	(in millions)
Commercial loans:
Construction and other real estate	$407	$393
Business banking and middle market enterprises	124	147
Other commercial	36	40

Total commercial	567	580

Consumer loans:
Residential mortgages	1,018	682
Credit cards	16	20

Total consumer	1,034	702

Total	$1,601	$1,282

HSBC USA Inc.

(3)	Includes balances of $525 million and $331 million at September 30, 2012 and December 31, 2011, respectively, which are classified as nonaccrual loans.

(4)	Included in the allowance for credit losses.

In the third quarter of 2012, we added $186 million of loans discharged under Chapter 7 bankruptcy and not re-affirmed to our residential mortgage TDR Loan balances, consistent with recently issued regulatory guidance. The impact on the allowance for credit losses was insignificant. These loans will be written down to the lower of amortized cost or fair value of the collateral less cost to sell during the fourth quarter of 2012.

Additional information relating to TDR Loans is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$364	$330	$361	$360
Business banking and middle market enterprises	85	87	92	88
Other commercial	34	44	34	47

Total commercial	483	461	487	495

Consumer loans:
Residential mortgages	745	550	676	529
Credit cards	17	23	16	24

Total consumer	762	573	692	553

Total average balance of TDR Loans	$1,245	$1,034	$1,179	$1,048

Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$2	$2	$6	$7
Other commercial	3	1	6	4

Total commercial	5	3	12	11

Consumer loans:
Residential mortgages	8	5	22	15
Credit cards	-	-	-	1

Total consumer	8	5	22	16

Total interest income recognized on TDR Loans	$13	$8	$34	$27

HSBC USA Inc.

The following table presents loans which were classified as TDR Loans during the previous 12 months which became 90 days or greater contractually delinquent (for consumer loans 60 days or greater contractually delinquent) during the three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Commercial loans:
Construction and other real estate	$-	$-	$-	$48
Business banking and middle market enterprises	-	-	-	-

Total commercial	-	-	-	48

Consumer loans:
Residential mortgages	57	4	159	9
Credit cards	-	1	-	3

Total consumer	57	5	159	12

Total	$57	$5	$159	$60

Impaired commercial loans  Impaired commercial loan statistics are summarized in the following table:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At September 30, 2012:
Construction and other real estate	$235	$298	$533	$102
Business banking and middle market enterprises	58	50	108	10
Global banking	125	18	143	15
Other commercial	3	83	86	1

Total	$421	$449	$870	$128

At December 31, 2011:
Construction and other real estate	$391	$342	$733	$114
Business banking and middle market enterprises	68	59	127	12
Global banking	137	-	137	90
Other commercial	1	89	90	-

Total	$597	$490	$1,087	$216

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Construction and other real estate	$375	$342
Business banking and middle market enterprises	84	94
Other commercial	33	37

Total	$492	$473

HSBC USA Inc.

(2)

The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans, any premiums or discounts and any principal write-downs. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Construction and other real estate	$565	$784
Business banking and middle market enterprises	148	180
Global banking	143	137
Other commercial	89	93

Total	$945	$1,194

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$562	$703	$628	$745
Business banking and middle market enterprises	112	156	122	157
Global banking	129	111	103	100
Other commercial	87	123	88	116

Total average balance of impaired commercial loans	$890	$1,093	$941	$1,118

Interest income recognized on impaired commercial loans:
Construction and other real estate	$5	$1	$8	$5
Business banking and middle market enterprises	2	1	4	3
Other commercial	1	1	2	2

Total interest income recognized on impaired commercial loans	$8	$3	$14	$10

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:

Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2012:
Construction and other real estate	$680	$782	$116	$1,578
Business banking and middle market enterprises	383	155	9	547
Global banking	99	83	124	306
Other commercial	38	75	8	121

Total commercial	$1,200	$1,095	$257	$2,552

At December 31, 2011:
Construction and other real estate	$1,009	$990	$186	$2,185
Business banking and middle market enterprises	445	241	12	698
Global banking	45	397	109	551
Other commercial	99	131	-	230

Total commercial	$1,598	$1,759	$307	$3,664

HSBC USA Inc.

Nonperforming  The status of our commercial loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2012:
Construction and other real estate	$7,468	$451	$1	$7,920
Business banking and middle market enterprise	12,444	46	7	12,497
Global banking	18,869	142	-	19,011
Other commercial	3,120	19	1	3,140

Total commercial	$41,901	$658	$9	$42,568

At December 31, 2011:
Construction and other real estate	$7,244	$615	$1	$7,860
Business banking and middle market enterprise	10,156	58	11	10,225
Global banking	12,521	137	-	12,658
Other commercial	2,889	15	2	2,906

Total commercial	$32,810	$825	$14	$33,649

Credit risk profile  The following table shows the credit risk profile of our commercial loan:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2012:
Construction and other real estate	$3,851	$4,069	$7,920
Business banking and middle market enterprises	6,271	6,226	12,497
Global banking	15,967	3,044	19,011
Other commercial	1,203	1,937	3,140

Total commercial	$27,292	$15,276	$42,568

At December 31, 2011:
Construction and other real estate	$3,133	$4,727	$7,860
Business banking and middle market enterprises	4,612	5,613	10,225
Global banking	9,712	2,946	12,658
Other commercial	843	2,063	2,906

Total commercial	$18,300	$15,349	$33,649

(1)	Investment grade includes commercial loans with borrowers that have credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators  The following credit quality indicators are monitored for our consumer loan portfolio:

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan:

	September 30, 2012		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,100	7.04%	$1,101	7.19%
Home equity mortgages	67	2.81	99	2.89

Total residential mortgages	1,167	6.48	1,200	6.41
Credit card receivables	22	2.76	28	2.25
Other consumer	29	4.26	30	3.17

Total consumer	$1,218	6.25%	$1,258	6.01%

(1)

At September 30, 2012 and December 31, 2011, residential mortgage loan delinquency includes $970 million and $803 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Nonperforming  The status of our consumer loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2012:
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$14,107	$979	$-	$15,086
Home equity mortgages	2,290	97	-	2,387

Total residential mortgages	16,397	1,076	-	17,473
Credit card receivables	781	-	15	796
Other consumer	583	5	27	615

Total consumer	$17,761	$1,081	$42	$18,884

At December 31, 2011:
Consumer:
Residential mortgage, excluding home equity mortgages	$13,298	$815	$-	$14,113
Home equity mortgages	2,474	89	-	2,563

Total residential mortgages	15,772	904	-	16,676
Credit card receivables	808	-	20	828
Other consumer	679	8	27	714

Total consumer	$17,259	$912	$47	$18,218

(1)

In the third quarter of 2012, we reclassified $83 million of residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed to nonaccrual, consistent with recently issued regulatory guidance. Interest income reversed on these loans was not material.

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

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2012 and December 31, 2011, respectively. Loans may appear in more than one category.

	September 30, 2012	December 31, 2011
	(in billions)
Residential mortgage loans with high LTV and no mortgage insurance(1)	$.9	$1.1
Interest-only residential mortgage loans	4.0	3.9
ARM loans(2)	10.2	9.9

(1)

Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $34 million and $68 million of sub-prime residential mortgage loans held for sale at September 30, 2012 and December 31, 2011, respectively.

(2)

ARM loan balances above exclude $23 million and $28 million of sub-prime residential mortgage loans held for sale at September 30, 2012 and December 31, 2011, respectively. During the remainder of 2012 and during 2013, approximately $43 million and $334 million, respectively, of these ARM loans will experience their first interest rate reset.

HSBC USA Inc.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $0.5 billion and $2.0 billion at September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012	December 31, 2011
	(in millions)
Closed end:
First lien	$15,086	$14,113
Second lien	197	237
Revolving:
Second lien	2,190	2,326

Total	$17,473	$16,676

7.     Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Balance at beginning of period	$619	$747	$743	$852
Provision for credit losses	84	78	173	171
Charge-offs	(76)	(75)	(329)	(300)
Recoveries	10	29	50	56
Allowance on loans transferred to held for sale	-	(30)	-	(30)

Balance at end of period	$637	$749	$637	$749

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and nine months ended September 30, 2012 and 2011:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2012:
Allowance for credit losses – beginning of period	$198	$80	$44	$18	$188	$47	$31	$13	$619
Provision charged to income	(11)	18	12	-	33	13	15	4	84
Charge offs	(9)	(8)	-	-	(24)	(18)	(14)	(3)	(76)
Recoveries	3	2	-	-	3	-	2	-	10

Net charge offs	(6)	(6)	-	-	(21)	(18)	(12)	(3)	(66)

Allowance for credit losses – end of period	$181	$92	$56	$18	$200	$42	$34	$14	$637

Ending balance: collectively evaluated for impairment	$79	$82	$41	$17	$93	$36	$29	$14	$391
Ending balance: individually evaluated for impairment(1)	102	10	15	1	107	6	5	-	246

Total allowance for credit losses	$181	$92	$56	$18	$200	$42	$34	$14	$637

Loans:
Collectively evaluated for impairment	$7,387	$12.389	$18,868	$3,054	$13,462	$2,365	$780	$615	$58,920
Individually evaluated for impairment(1)	533	108	143	86	345	22	16	-	1,253
Loans carried at the lower of amortized cost or fair value less cost to sell	-	-	-	-	1,279	-	-	-	1,279

Total loans	$7,920	$12,497	$19,011	$3,140	$15,086	$2,387	$796	$615	$61,452

Three Months Ended September 30, 2011:
Allowance for credit losses – beginning of period	$229	$96	$110	$21	$162	$62	$44	$23	$747
Provision charged to income	(10)	5	28	(23)	53	8	12	5	78
Charge offs	(3)	(11)	-	-	(24)	(15)	(16)	(6)	(75)
Recoveries	1	3	-	20	1	-	3	1	29

Net charge offs	(2)	(8)	-	20	(23)	(15)	(13)	(5)	(46)
Allowance on loans transferred to held for sale	-	(10)	-	-	(4)	(6)	(6)	(4)	(30)
Allowance for credit losses – end of period	$217	$83	$138	$18	$188	$49	$37	$19	$749

Ending balance: collectively evaluated for impairment	$114	$68	$31	$14	$102	$45	$30	$19	$423
Ending balance: individually evaluated for impairment(1)	103	15	107	4	86	4	7	-	326

Total allowance for credit losses	$217	$83	$138	$18	$188	$49	$37	$19	$749

Loans:
Collectively evaluated for impairment	$7,066	$9,842	$11,908	$1,650	$12,653	$2,604	$766	$733	$47,222
Individually evaluated for impairment(1)	707	155	147	144	137	14	22	-	1,326
Loans carried at the lower of amortized cost or fair value less cost to sell	-	-	-	-	1,052	-	-	-	1,052

Total loans	$7,773	$9,997	$12,055	$1,794	$13,842	$2,618	$788	$733	$49,600

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(36)	39	9	(9)	72	55	35	8	173
Charge offs	(12)	(31)	(84)	-	(73)	(65)	(47)	(17)	(329)
Recoveries	17	6	-	6	9	-	7	5	50

Net charge offs	5	(25)	(84)	6	(64)	(65)	(40)	(12)	(279)

Allowance for credit losses – end of period	$181	$92	$56	$18	$200	$42	$34	$14	$637

Nine Months Ended September 30, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged to income	11	(4)	22	(33)	98	31	32	14	171
Charge offs	(46)	(44)	-	(2)	(78)	(53)	(56)	(21)	(300)
Recoveries	9	9	-	21	4	-	9	4	56

Net charge offs	(37)	(35)	-	19	(74)	(53)	(47)	(17)	(244)
Allowance on loans transferred to held for sale	-	(10)	-	-	(3)	(6)	(6)	(5)	(30)
Allowance for credit losses – end of period	$217	$83	$138	$18	$188	$49	$37	$19	$749

(1)

For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. The loan balance above excludes TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $516 million and $303 million at September 30, 2012 and 2011, respectively.

We estimate probable losses for consumer loans and certain small balance commercial loans which do not qualify as troubled debt restructures using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these loans collectively evaluated for impairment using a roll rate migration analysis which approximates less than 12 months of loss coverage in the allowance for credit losses for certain loan products. A loss coverage of 12 months in our allowance for credit losses would be more aligned with U.S. bank industry practice. Our regulators have indicated they would like us to more closely align our loss coverage period with industry practice. During the fourth quarter of 2012, we will review our estimate of loss emergence to determine what changes should be made to our credit loss estimate which could result in an increase to our allowance for credit losses in the fourth quarter of 2012 in an amount that is not expected to exceed 15 percent of our total allowance for credit losses at September 30, 2012.

HSBC USA Inc.

8.    Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Commercial loans	$443	$965

Consumer loans:
Residential mortgages	548	2,058
Credit card receivables	-	416
Other consumer	65	231

Total consumer	613	2,705

Total loans held for sale	$1,056	$3,670

Included in loans held for sale at December 31, 2011 was $2.5 billion of loans being sold as part of our agreement to sell certain branches to First Niagara, including $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. Prior to sale, credit card, private label credit card and closed-end loans included in the sale to Capital One were reflected in Assets of discontinued operations on our balance sheet.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at September 30, 2012 and December 31, 2011. The fair value of commercial loans held for sale under this program was $424 million and $377 million at September 30, 2012 and December 31, 2011, respectively. We have elected to designate all of the leveraged acquisition finance syndicated loans classified as held for sale at fair value under the fair value option. See Note 12, “Fair Value Option,” for additional information.

Commercial loans held for sale also includes commercial real estate loans of $19 million and $55 million at September 30, 2012 and December 31, 2011, respectively, which are originated with the intent to sell to government sponsored enterprises.

In addition to the residential mortgage loans sold to First Niagara discussed above, residential mortgage loans held for sale include subprime residential mortgage loans with a fair value of $94 million and $181 million at September 30, 2012 and December 31, 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first lien mortgage loans originated and held for sale primarily to various government sponsored enterprises. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

In addition to routine sales to government sponsored enterprises upon origination, we sold subprime residential mortgage loans with a carrying amount of $64 million and $179 million in the nine months ended September 30, 2012 and 2011, respectively.

Other consumer loans held also includes student loans, which we no longer originate, of $65 million and $70 million at September 30, 2012 and December 31, 2011, respectively.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The cumulative fair value adjustment on loans held for sale was $169 million and $251 million at September 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue in the consolidated statement of income (loss), were losses of $4 million during the three months ended September 30, 2012 and no gains or losses during the nine months ended September 30, 2012, compared to gains of $3 million and losses of $8 million during the three and nine months ended September 30, 2011, respectively.

9.    Intangible Assets

Intangible assets consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Mortgage servicing rights	$181	$227
Purchased credit card relationships	62	-
Other	10	15

Total other intangible assets, net	$253	$242

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

Fair value of residential MSRs is calculated using the following critical assumptions:

	September 30, 2012	December 31, 2011
Annualized constant prepayment rate (“CPR”)	23.2%	21.4%
Constant discount rate	10.8%	11.3%
Weighted average life	3.2 years	3.4 years

HSBC USA Inc.

Residential MSRs activity is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Fair value of MSRs:
Beginning balance	$187	$363	$220	$394
Additions related to loan sales	6	7	20	32
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(5)	(110)	(20)	(132)
Realization of cash flows	(15)	(23)	(47)	(57)

Ending balance	$173	$237	$173	$237

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	September 30, 2012	December 31, 2011
	(in millions)
Outstanding principal balances at period end	$33,584	$37,839

Custodial balances maintained and included in noninterest bearing deposits at period end	$838	$838

Servicing fees collected are included in residential mortgage banking revenue and totaled $21 million and $68 million during the three and nine months ended September 30, 2012, respectively, compared to $27 million and $83 million during the three and nine months ended September 30, 2011, respectively.

Commercial Mortgage Servicing Rights  Commercial MSRs, which are measured at the lower of carrying amount or fair value, totaled $8 million and $7 million at September 30, 2012 and December 31, 2011.

Purchased credit card relationships  In March 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara. The remaining $65 million was included in intangible assets and is being amortized over its estimated useful life of ten years.

Other Intangible Assets  Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $9 million and $12 million at September 30, 2012 and December 31, 2011, respectively, and customer lists in the amount of $1 million and $3 million at September 30, 2012 and December 31, 2011, respectively.

10.    Goodwill

Goodwill was $2.2 billion at both September 30, 2012 and December 31, 2011, and includes accumulated impairment losses of $54 million. Goodwill of $398 million was allocated to the branch operations sold to First Niagara. See Note 3, “Branch Assets and Liabilities Held for Sale,” for further discussion.

During the third quarter of 2012, we completed our annual impairment test of goodwill and determined that the fair value of all our reporting units exceeded their carrying amounts, including goodwill. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. In the event that

HSBC USA Inc.

significant deterioration in economic or credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, particularly as it relates to our Global Banking and Markets and Private Banking reporting units, an interim impairment test will be required. At July 1, 2012, the carrying value including goodwill of our Global Banking and Markets and Private Banking reporting units was 91 percent and 93 percent, respectively, of their fair value.

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

Derivatives Held for Risk Management Purposes  Our risk management policy requires us to identify, analyze and manage risks arising from the activities conducted during the normal course of business. We use derivative instruments as an asset and liability management tool to manage our exposures to interest rate, foreign currency and credit risks in existing assets and liabilities, commitments and forecasted transactions. The accounting for changes in fair value of a derivative instrument will depend on whether the derivative has been designated and qualifies for hedge accounting under derivative accounting principles.

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

The changes in fair value of a derivative designated in a qualifying fair value hedge, along with the effective portion of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized a net gain of $17 million and a loss of $3 million during the three and nine months ended September 30, 2012, respectively, compared to net losses of $45 million and $46 million during the three and nine months ended September 30, 2011, respectively, which are reported in other income in the consolidated statement of income (loss) which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $3 million and $9 million during the three and nine months ended September 30, 2012, respectively, compared to $1 million and $6 million during the three and nine months ended September 30, 2011, respectively. We amortized $3 million and $9 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and nine months ended September 30, 2012, respectively, compared to $3 million and $8 million during the three and nine months ended September 30, 2011, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $53 million as of both September 30, 2012 and December 31, 2011. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying amount of the securities by $44 million and $231 million during the three and nine months ended September 30, 2012, respectively, compared to an increase in carrying amount of $1.2 billion and $1.3 billion during the three and nine months ended September 30, 2011, respectively. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $937 million and $1.1 billion as of September 30, 2012 and December 31, 2011, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
		September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
(in millions)
Interest rate contracts	Other assets	$9	$4	Interest, taxes and other liabilities	$933	$1,134

(1)

The derivative asset and derivative liabilities presented above may be eligible for netting. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income
	2012				2011
	(in millions)
Three Months Ended September 30,
Interest rate contracts/AFS securities	$(33)	$(41)	$141	$58	$4	$(1,322)	$187	$1,278
Interest rate contracts/commercial loans	-	-	-	-	(6)	1	-	(1)
Interest rate contracts/subordinated debt	3	3	(15)	(3)	14	10	(32)	(11)

Total	$(30)	$(38)	$126	$55	$12	$(1,311)	$155	$1,266

Nine Months Ended September 30,
Interest rate contracts/AFS securities	$(117)	$(326)	$482	$323	$(18)	$(1,640)	$506	$1,598
Interest rate contracts/commercial loans	-	-	-	-	(17)	1	-	(3)
Interest rate contracts/subordinated debt	10	9	(46)	(9)	38	4	(70)	(6)

Total	$(107)	$(317)	$436	$314	$3	$(1,635)	$436	$1,589

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the hedged cash flows affect earnings, the associated gain or loss from the hedging derivative previously recognized in accumulated other comprehensive income (loss) is reclassified to earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the of the specified periods forecasted at inception, at which time the cumulative gain or loss is released into earnings. As of September 30, 2012 and December 31, 2011, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2012, $4 million and $12 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were reclassified to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to reclassify $14 million of remaining losses in accumulated other comprehensive income to earnings resulting from these terminated and/or re-designated cash flow hedges. During the three and nine months ended September 30, 2011, $4 million and $9 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
		September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
(in millions)
Interest rate contracts	Other assets	$45	$29	Interest, taxes & other liabilities	$274	$248

(1)

The derivative assets and derivative liabilities presented above may be eligible for netting. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations in the consolidated statement of income (loss).

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified From AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Loss Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
	(in millions)
Three Months Ended September 30,
Interest rate contracts	$14	$(205)	Other income	$(4)	$(4)	Other income	$-	$(6)
Nine Months Ended September 30,
Interest rate contracts	$4	$(219)	Other income	$(12)	$(9)	Other income	$-	$(7)

Trading and Other Derivatives  In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue or residential mortgage banking revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through earnings. Realized and unrealized gains and losses are recognized in other income or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities. As of September 30, 2012, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
	(in millions)
Interest rate contracts	Trading assets	$74,031	$60,719	Trading liabilities	$74,065	$61,280
Foreign exchange contracts	Trading assets	14,147	15,654	Trading liabilities	13,677	15,413
Equity contracts	Trading assets	1,070	1,165	Trading liabilities	1,067	1,164
Precious Metals contracts	Trading assets	771	1,842	Trading liabilities	1,910	1,248
Credit contracts	Trading assets	8,218	14,388	Trading liabilities	8,486	14,285

Total		$98,237	$93,768		$99,205	$93,390

(1)

The derivative assets and derivative liabilities presented above may be eligible for netting. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
	(in millions)
Interest rate contracts	Other assets	$986	$957	Interest, taxes and other liabilities	$113	$106
Foreign exchange contracts	Other assets	33	11	Interest, taxes and other liabilities	31	13
Equity contracts	Other assets	546	51	Interest, taxes and other liabilities	107	87
Credit contracts	Other assets	1	2	Interest, taxes and other liabilities	5	8

Total		$1,566	$1,021		$256	$214

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in millions)
Interest rate contracts	Trading revenue	$(24)	$(87)	$(8)	$(206)
Interest rate contracts	Residential mortgage banking revenue	7	120	28	118
Foreign exchange contracts	Trading revenue	3	(246)	648	131
Equity contracts	Trading revenue	2	101	62	105
Precious Metals contracts	Trading revenue	44	175	96	97
Credit contracts	Trading revenue	(27)	(176)	(1,695)	(86)

Total		$5	$(113)	$(869)	$159

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in millions)
Interest rate contracts	Other income	$15	$494	$120	$628
Interest rate contracts	Residential mortgage banking revenue	(5)	3	-	(8)
Foreign exchange contracts	Other income	23	23	73	22
Equity contracts	Other income	351	(508)	597	(316)
Credit contracts	Other income	-	5	(3)	2

Total		$384	$17	$787	$328

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2012, is $10.0 billion for which we have posted collateral of $10.3 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2011, is $10.3 billion for which we have posted collateral of $8.5 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 20, “Guarantee Arrangements and Pledged Assets” for further details.

In the event of a credit downgrade, we do not expect HSBC Bank USA’s long-term ratings to go below A2 and A or the short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (relative to the current collateral level) in certain

HSBC USA Inc.

hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the tables below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$-	$71	$230
P-2	2	6	230

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$-	$-	$65
A-1	35	100	259

We would be required to post $41 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

	September 30, 2012	December 31, 2011
	(in billions)
Interest rate:
Futures and forwards	$389.3	$320.3
Swaps	2,657.0	2,325.1
Options written	64.9	69.9
Options purchased	65.0	67.3

	3,176.2	2,782.6

Foreign Exchange:
Swaps, futures and forwards	820.4	725.0
Options written	51.9	39.7
Options purchased	53.0	40.4
Spot	77.3	60.1

	1,002.6	865.2

Commodities, equities and precious metals:
Swaps, futures and forwards	54.1	50.2
Options written	9.5	8.2
Options purchased	20.4	17.1

	84.0	75.5

Credit derivatives	526.0	657.3

Total	$4,788.8	$4,380.6

HSBC USA Inc.

12.    Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). We have elected to apply fair value option accounting to selected financial instruments in most cases to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply fair value option (“FVO”) reporting to certain commercial loans including commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value of these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

Loans  We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of September 30, 2012, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $424 million carried at fair value had an aggregate unpaid principal balance of $449 million. As of December 31, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $377 million carried at fair value had an aggregate unpaid principal balance of $448 million.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of September 30, 2012 and December 31, 2011, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

Long-Term Debt (Own Debt Issuances)  We elected to apply FVO to certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without meeting the rigorous hedge accounting requirements. We measure the fair value of these debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and interest rates.

Fixed-rate debt accounted for under FVO at September 30, 2012 carried at a fair value of $2.0 billion had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2011 carried at a fair value of $1.7 billion had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments  We elected to apply fair value option accounting to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of September 30, 2012, interest bearing deposits in domestic offices included $9.4 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.0 billion. As of December 31, 2011, interest bearing deposits in domestic offices included $9.8 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.6 billion. Long-term debt at September 30, 2012 included structured notes of $5.7 billion accounted for under FVO which had an unpaid principal balance of $5.5 billion. Long-term debt at December 31, 2011 included structured notes of $3.4 billion accounted for under FVO which had an unpaid principal balance of $3.5 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). We enter into derivative contracts to offset our exposure to interest rate risk on these instruments. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Three Months Ended September 30,
	2012				2011
	Loans	Long- Term Debt	Hybrid Instruments	Total	Loans	Long- Term Debt	Hybrid Instruments	Total
	(in millions)
Interest rate component	$1	$14	$(389)	$(374)	$(5)	$(296)	$300	$(1)
Credit risk component	14	(179)	(39)	(204)	(41)	368	48	375

Total mark-to-market on financial instruments designated at fair value	15	(165)	(428)	(578)	(46)	72	348	374
Net realized gains on the financial instrument	1	-	-	1	(3)	-	-	(3)
Mark-to-market on the related derivatives	-	(21)	396	375	1	328	(338)	(9)
Net realized gain (losses) on the related derivatives	-	15	-	15	-	17	-	17

Gain (loss) on instruments designated at fair value and related derivatives	$16	$(171)	$(32)	$(187)	$(48)	$417	$10	$379

	Nine Months Ended September 30,
	2012				2011
	Loans	Long- Term Debt	Hybrid Instruments	Total	Loans	Long- Term Debt	Hybrid Instruments	Total
	(in millions)
Interest rate component	$2	$(26)	$(744)	$(768)	$(7)	$(312)	$(11)	$(330)
Credit risk component	48	(269)	(62)	(283)	(25)	375	86	436

Total mark-to-market on financial instruments designated at fair value	50	(295)	(806)	(1,051)	(32)	63	75	106
Net realized gains on the financial instrument	-	-	-	-	(1)	-	-	(1)
Mark-to-market on the related derivatives	-	6	741	747	-	344	(58)	286
Net realized gain (losses) on the related long-term debt derivatives	-	46	-	46	-	49	-	49

Gain (loss) on instruments designated at fair value and related derivatives	$50	$(243)	$(65)	$(258)	$(33)	$456	$17	$440

HSBC USA Inc.

13.    Income Taxes

The following table presents our effective tax rates.

	2012		2011
	(dollars are in millions)
Three Months Ended September 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(278)	(35.0)%	$101	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	14	1.8	5	1.8
Valuation allowance on deferred tax assets	-	-	8	2.7
Non-deductible expense accrual related to certain regulatory matters	280	35.3	-	-
Non-deductible goodwill related to sale of branches	33	4.2	-	-
Validation of current liability accounts	(34)	(4.3)	-	-
Tax exempt interest income	(6)	(.8)	(3)	(1.0)
Low income housing and other tax credits	(21)	(2.6)	(21)	(7.0)
Foreign tax credits and other credits	(8)	(1.0)	(8)	(3.4)
Impact of foreign operations	8	1.0	31	11.2
Uncertain tax provision reserves	(9)	(1.1)	6	1.9
Other	8	1.0	(2)	(.7)

Effective tax rate	$(12)	(1.5)%	$117	40.5%

Nine Months Ended September 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(328)	(35.0)%	$235	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	23	2.5	42	6.0
Change in tax rate used to value deferred taxes	(10)	(1.1)	-	-
Valuation allowance on deferred tax assets	-	-	(135)	(19.3)
Non-deductible expense accrual related to certain regulatory matters	525	56.0	-	-
Non-deductible goodwill related to sale of branches	139	14.8	-	-
Validation of current liability accounts	22	2.3	-	-
Tax exempt interest income	(11)	(1.2)	(8)	(1.1)
Low income housing and other tax credits	(63)	(6.7)	(63)	(9.0)
Foreign tax credits and other credits	(23)	(2.5)	(20)	(3.0)
Impact of foreign operations	23	2.5	43	6.3
Uncertain tax provision	57	6.1	151	21.5
Other	3	.4	(7)	(.9)

Effective tax rate	$357	38.1%	$238	35.5%

The effective tax rate for the three and nine months ended September 30, 2012 reflects non-deductible goodwill related to the branches sold to First Niagara, a non-deductible expense accrual related to certain regulatory matters, prior period adjustments to the current liability account, including the reversal of an accrued foreign tax expense related to Brazilian withholding taxes corrected in the current year, changes in the uncertain tax reserve accrual, the utilization of low income housing credits and the impact of state taxes. The effective tax rate for the nine months ended September 30, 2012 also reflects the effect of a change in state rates used to value deferred taxes. The effective tax rate for the three and nine months ended September 30, 2011 primarily reflects the impact of foreign operations, the utilization of low income housing and other tax credits, the impact of state taxes, changes in uncertain tax positions and, as it relates to the nine month period, the release of valuation allowance reserves previously established on foreign tax credits.

HSBC North America Consolidated Income Taxes  We are included in HSBC North America’s consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax

HSBC USA Inc.

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

HSBC USA Inc.

Notwithstanding the above, the HNAH Group had valuation allowances against certain state deferred tax assets and certain Federal tax loss carry forwards for which the aforementioned tax planning strategies did not provide appropriate support.

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

HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, including both deferred tax liabilities and valuation allowances, totaled $1.0 billion and $0.9 billion as of September 30, 2012 and December 31, 2011, respectively.

During the third quarter of 2012, the Internal Revenue Service (“IRS”) Appeals Office closed its review covering the tax periods 2004 and 2005 after the settlement was approved by the Joint Committee of Taxation. There is no resulting impact to our uncertain tax reserves.

The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2012. The IRS began their examination of 2008 and 2009 during the third quarter of 2011, with an anticipated completion in 2013.

We remain subject to state and local income tax examinations for years 2004 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a 2011 state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $285 million (net of federal tax benefit) and related accrued interest expense of $134 million were recorded through the third quarter of 2012 to recognize the estimated tax exposure on this matter.

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $329 million and $276 million at September 30, 2012 and December 31, 2011.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $150 million and $130 million at September 30, 2012 and December 31, 2011.

HSBC USA Inc.

14.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following tables present changes in accumulated other comprehensive income balances.

Three Months Ended September 30,	2012	2011
	(in millions)
Unrealized gains on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$1,004	$239
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $89 million and $470 million, respectively	126	683
Reclassification adjustment for gains realized in net income, net of tax of $(20) million and $(20) million, respectively	(29)	(28)

Total other comprehensive income for period	97	655

Balance at end of period	1,101	894

Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(229)	(104)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $6 million and $(86) million, respectively	9	(126)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $2 million, respectively	2	2

Total other comprehensive income (loss) for period	11	(124)

Balance at end of period	(218)	(228)

Pension and postretirement benefit liability:
Balance at beginning of period	(11)	(7)

Balance at end of period	(11)	(7)

Total accumulated other comprehensive income at end of period	$872	$659

HSBC USA Inc.

Nine Months Ended September 30,	2012	2011
	(in millions)
Unrealized gains on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$883	$97
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $217 million and $602 million, respectively	303	858
Reclassification adjustment for gains realized in net income, net of tax of $(60) million and $(43) million, respectively	(85)	(61)

Total other comprehensive income for period	218	797

Balance at end of period	1,101	894

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	-	(1)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income, net of tax of less than $1 million	-	1

Total other comprehensive income (loss) for period	-	1

Balance at end of period	-	-

Unrealized gains (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	-	(153)
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period	-	11
Adjustment to reverse other-than-temporary impairment due to deconsolidation of VIE	-	142

Total other comprehensive income for period	-	153

Balance at end of period	-	-

Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(229)	(87)
Other comprehensive loss for period:
Net gains (losses) arising during period, net of tax of $1 million and $(114) million, respectively	4	(146)
Reclassification adjustment for losses realized in net income, net of tax of $5 million and $4 million, respectively	7	5

Total other comprehensive income (loss) for period	11	(141)

Balance at end of period	(218)	(228)

Pension and postretirement benefit liability:
Balance at beginning of period	(12)	(9)
Other comprehensive income for period:
Amortization of prior service cost and transition obligation included in net income, net of tax of less than $1 million in 2012 and 2011	1	2

Total other comprehensive income for period	1	2

Balance at end of period	(11)	(7)

Total accumulated other comprehensive income at end of period	$872	$659

HSBC USA Inc.

15.     Pensions and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HUSI.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost – benefits earned during the period	$3	$4	$11	$12
Interest cost on projected benefit obligation	15	20	52	57
Expected return on assets	(25)	(22)	(66)	(63)
Recognized losses	16	9	34	27
Curtailment benefit recognized	(29)	-	(31)	-
Amortization of prior service cost	(2)	(2)	(4)	(4)

Net periodic pension cost (income)	$(22)	$9	$(4)	$29

Pension expense declined in 2012 due largely to the recognition of a $27 million curtailment benefit associated with the decision in the third quarter of 2012 to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013. While participants with existing balances will continue to receive interest credits until the account is distributed, they will no longer accrue benefits beginning in 2013. Also contributing to the decrease in pension expense was higher expected returns on plan assets driven by higher asset levels, including additional contributions to the Plan during 2012 and 2011, as well as lower interest cost as a result of a decrease in the number of active participants in the Plan.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$1	$-	$1	$-
Interest cost	-	1	2	$3
Amortization of transition obligation	1	1	2	2

Net periodic postretirement benefit cost	$2	$2	$5	$5

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

	September 30, 2012	December 31, 2011
	(in millions)
Assets:
Cash and due from banks	$458	$263
Interest bearing deposits with banks	908	1,416
Federal funds sold and securities purchased under resale agreements	-	228
Trading assets(1)	22,697	22,367
Loans	2,843	858
Other	977	248

Total assets	$27,883	$25,380

Liabilities:
Deposits	$16,805	$18,153
Trading liabilities(1)	24,695	25,298
Short-term borrowings	2,725	2,916
Long-term debt	3,989	3,988
Other	631	451

Total liabilities	$48,845	$50,806

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Income/(Expense):
Interest income	$12	$16	$38	$46
Interest expense	(23)	(23)	(70)	(57)

Net interest expense	$(11)	$(7)	$(32)	$(11)

Servicing and other fees with HSBC affiliates:
Fees and commissions:
HSBC Finance	$6	$2	$8	$6
HSBC Markets (USA) Inc. (“HMUS”)	4	9	14	19
Other HSBC affiliates	17	13	59	53
Other HSBC affiliates income	36	25	84	73

Total affiliate income	$63	$49	$165	$151

Residential mortgage banking revenue	$-	$3	$3	$7

Support services from HSBC affiliates:
HSBC Finance	$5	$8	$22	$27
HMUS	81	70	227	192
HSBC Technology & Services (USA) Inc. (“HTSU”)	237	279	711	725
Other HSBC affiliates	39	55	140	148

Total support services from HSBC affiliates	$362	$412	$1,100	$1,092

Stock based compensation expense with HSBC	$8	$14	$27	$38

Transactions Conducted with HSBC Finance Corporation

•

In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis through March 2012, we purchased new receivable originations on these credit card accounts. As discussed in Note 9, “Intangible Assets,” on March 29, 2012 we re-purchased these account relationships from HSBC Finance for $108 million and as a result, we stopped purchasing new originations on these credit card accounts from HSBC Finance. We purchased $492 million of credit card receivables from HSBC Finance during the nine months ended September 30, 2012, compared to purchases of credit card receivables of $582 million and $1.7 billion, respectively, during the three and nine months ended September 30, 2011. HSBC Finance continued to service these loans for us for a fee through April 30, 2012. At December 31, 2011, HSBC Finance was servicing credit card receivables on our behalf of $1.2 billion. Effective with the close of the sale of our General Motors and Union Plus credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans are now serviced by Capital One for a fee. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. We paid HSBC Finance fees for servicing these loans of $7 million during the nine months ended September 30, 2012, compared to $4 million and $11 million during the three and nine months ended September 30, 2011.

•

In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At September 30, 2012 and December 31, 2011, HSBC Finance was servicing $1.2 billion and $1.3 billion, respectively, of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of $1 million and $3 million during the three and nine months ended September 30, 2012, respectively, compared to $1 million and $3 million during the year-ago periods.

HSBC USA Inc.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. During the three and nine months ended September 30, 2012 we paid $2 million and $5 million, respectively, for services we received from HSBC Finance and received less than one million and $3 million, respectively, for services we provided to HSBC Finance. During the three and nine months ended September 30, 2011 we paid $2 million and $5 million, respectively, for services we received from HSBC Finance and received $3 million and $7 million, respectively, for services we provided to HSBC Finance.

•

In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA and subsequently to HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three and nine months ended September 30, 2012 we received servicing revenue from HSBC Finance of $14 million and $42 million, respectively, compared to $15 million and $47 million during the year-ago periods.

•

We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at September 30, 2012 and December 31, 2011.

•

During the fourth quarter of 2011, we extended an unsecured $3.0 billion 364-day uncommitted revolving credit facility to HSBC Finance which allowed for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase this uncommitted revolving credit agreement to $4.0 billion. As of September 30, 2012, $512 million was outstanding under this loan agreement with a maturity of September 2017. We received interest income totaling $1million for both the three and nine months ended September 30, 2012 on this borrowing. As of December 31, 2011, there were no amounts outstanding.

•	In May 2012, we extended a $2.0 billion 364-day committed revolving credit facility to HSBC Finance. There were no balances outstanding at September 30, 2012.

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

	Private Label		Credit Card
	Cards	Commercial and Closed End Loans(1)	General Motors	Union Privilege	Other	Total
	(in billions)
Loans serviced by HSBC Finance:
September 30, 2012	$-	$-	$-	$-	$-	$-
December 31, 2011	12.5	.3	4.1	3.5	.8	21.2
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended September 30, 2012	-	-	-	-	-	-
Three months ended September 30, 2011	3.7	-	3.2	.8	.4	8.1
Nine months ended September 30, 2012	4.4	-	3.9	1.0	.6	9.9
Nine months ended September 30, 2011	10.5	-	9.6	2.3	1.3	23.7

(1)	Private label commercial loans were previously included in other commercial loans and private label closed end loans were included in other consumer loans in Note 6, “Loans”.

Fees paid for servicing these loan portfolios, which are included as a component of income from discontinued operations, totaled $199 million during the nine months ended September 30, 2012, respectively, compared to $149 million and $447 million during the three and nine months ended September 30, 2011, respectively. No fees were paid during the three months ended September 30, 2012 following the sale of certain credit card operations to Capital One.

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

•

Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at December 31, 2011. These credit facilities were terminated in May 2012.

•

We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at December 31, 2011. This credit facility was terminated in May 2012.

HSBC USA Inc.

Transactions Conducted with HSBC Markets (USA) Inc. (“HMUS”)

•

We utilize a subsidiary of HMUS, HSBC Securities (USA) Inc. (“HSI”) for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•

We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $2.8 billion at September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, $270 million and $229 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $1 million and $3 million during the three and nine months ended September 30, 2012, respectively, compared to $1 million and $5 million during the three and nine months ended September 30, 2011, respectively.

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

•

HNAH extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures in August 2014. In addition, in April 2011, we issued senior notes in the amount of $3.0 billion to HNAH. These notes mature in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The notes bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread. Interest expense on these notes totaled $16 million and $49 million during the three and nine months ended September 30, 2012, respectively, compared to $14 million and $31 million during the three and nine months ended September 30, 2011, respectively.

•

In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we have periodically purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London, HSBC Brazil, HSBC Chile and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $15 million and $8.5 billion at September 30, 2012 and December 31, 2011, respectively.

•

We have also entered into credit derivatives transactions, primarily in the form of credit default swaps, with certain affiliates. The notional value of these derivative contracts was $45.9 billion and $45.1 billion at September 30, 2012 and December 31, 2011, respectively. The net credit exposure (defined as the recorded fair value of the derivative liability) related to the contracts was $1.2 billion and $1.0 billion at September 30, 2012 and December 31, 2011, respectively.

•	We had a committed unused line of credit with HSBC France of $2.5 billion at December 31, 2011. The facility was terminated effective July 30, 2012.

•	We have a committed unused line of credit with HSBC Investment (Bahamas) Limited of $500 million at September 30, 2012.

HSBC USA Inc.

•	We have an uncommitted unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at both September 30, 2012 and December 31, 2011.

•

We have extended lines of credit to various other HSBC affiliates totaling $460 million at September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, there were no amounts outstanding under these lines of credit.

•

We routinely enter into derivative transactions with HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $1,023 billion and $887 billion at September 30, 2012 and December 31, 2011, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $22.7 billion and $22.4 billion at September 30, 2012 and December 31, 2011, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

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

•

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $7 million and $27 million during the three and nine months ended September 30, 2012, respectively, compared to $14 million and $38 million during the three and nine months ended September 30, 2011, respectively.

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $5 million and $18 million during the three and nine months ended September 30, 2012, respectively, compared to $7 million and $21 million in the year-ago periods. These amounts are included as a component of Support services from HSBC affiliates in the table above. Billing for these services was processed by HTSU.

•	We did not pay any dividends to our immediate parent, HNAI, on our common stock during the nine months ended September 30, 2012 and 2011.

HSBC USA Inc.

17.    Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	September 30, 2012				December 31, 2011
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,262	10.00%		19.20%	$21,908	10.00%		18.39%
HSBC Bank USA	20,876	10.00		20.28	22,390	10.00		18.86
Tier 1 capital ratio:
HSBC USA Inc.	13,981	6.00		13.25	15,179	6.00		12.74
HSBC Bank USA	14,897	6.00		14.47	15,996	6.00		13.48
Tier 1 common ratio:
HSBC USA Inc.	11,574	5.00	(2)	10.97	12,773	5.00	(2)	10.72
HSBC Bank USA	14,897	5.00		14.47	15,996	5.00		13.48
Tier 1 leverage ratio:
HSBC USA Inc.	13,981	3.00	(3)	7.35	15,179	3.00	(3)	7.43
HSBC Bank USA	14,897	5.00		8.01	15,996	5.00		7.98
Risk weighted assets:
HSBC USA Inc.	105,534				119,099
HSBC Bank USA	102,938				118,688

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

We did not receive any cash capital contributions from our immediate parent, HNAI, during the first nine months of 2012. During the nine months ended September 30, 2012 we contributed $2 million to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 16, “Related Party Transactions,” for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets”, as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2011, HSBC Bank USA sold low-quality credit card receivables with a net carrying value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. Capital ratios and amounts at December 31, 2011 in the table above reflect this reporting. The remaining purchased receivables subject to this requirement were sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012.

HSBC USA Inc.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At September 30, 2012 and December 31, 2011, deferred tax assets of $999 million and $363 million, respectively, were excluded in the computation of regulatory capital.

18.    Business Segments

We have four distinct segments that we utilize for management reporting and analysis purposes, which are generally based upon global business. Our segment results are reported on a continuing operations basis. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2011 Form 10-K.

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

Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis (“IFRS Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report results to our parent, HSBC in accordance with its reporting basis, IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

HSBC USA Inc.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are as follows:

	IFRS Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three months ended September 30, 2012:
Net interest income(1)	$209	$168	$129	$45	$(9)	$(3)	$539	$(22)	$(7)	$510
Other operating income	138	173	251	26	(201)	3	390	5	2	397

Total operating income	347	341	380	71	(210)	-	929	(17)	(5)	907
Loan impairment charges(3)	72	6	6	2	-	-	86	(4)	2	84

	275	335	374	69	(210)	-	843	(13)	(7)	823
Operating expenses(2)	368	175	249	57	823	-	1,672	(48)	(7)	1,617

Profit before income tax expense	$(93)	$160	$125	$12	$(1,033)	$-	$(829)	$35	$-	$(794)

Balances at end of period:
Total assets	$23,726	$24,012	$221,734	$7,093	$92	$-	$276,657	(73,460)	(65)	$203,132
Total loans, net	16,334	19,066	32,559	5,290	-	-	73,249	(1,124)	(11,310)	60,815
Goodwill	581	357	480	326	-	-	1,744	484	-	2,228
Total deposits	35,494	22,012	44,669	12,319	-	-	114,494	(5,897)	12,738	121,335

Three months ended September 30, 2011:
Net interest income(1)	$259	$180	$120	$44	$(6)	$(11)	$586	$(71)	$106	$621
Other operating income	148	114	67	27	380	11	747	10	(90)	667

Total operating income	407	294	187	71	374	-	1,333	(61)	16	1,288
Loan impairment charges(3)	76	(5)	28	(24)	-	-	75	1	2	78

	331	299	159	95	374	-	1,258	(62)	14	1,210
Operating expenses(2)	368	177	270	65	14	-	894	13	14	921

Profit before income tax expense	$(37)	$122	$(111)	$30	$360	$-	$364	$(75)	$-	$289

Balances at end of period:
Total assets	$25,629	$20,144	$232,769	$5,946	$92	$-	$284,580	$(96,198)	$60	$188,442
Total loans, net	16,118	16,173	25,592	4,462	-	-	62,345	(5,880)	(7,614)	48,851
Goodwill	581	357	480	326	-	-	1,744	485	-	2,228
Total deposits	47,314	27,215	47,906	11,929	-	-	134,364	(5,029)	3,506	132,841

Nine Months Ended September 30, 2012:
Net interest income(1)	$653	$490	$439	$137	$(19)	$(10)	$1,690	$(73)	$15	$1,632
Other operating income	497	578	742	83	(341)	10	1,569	41	17	1,627

Total operating income	1,150	1,068	1,181	220	(360)	-	3,259	(32)	32	3,259
Loan impairment charges(3)	174	(3)	(2)	(3)	-	-	166	-	7	173

	976	1,071	1,183	223	(360)	-	3,093	(32)	25	3,086
Operating expenses(2)	1,010	550	744	178	1,565	-	4,047	(48)	25	4,024

Profit before income tax expense	$(34)	$521	$439	$45	$(1,925)	$-	$(954)	$16	$-	$(938)

Nine Months Ended September 30, 2011:
Net interest income(1)	$756	$527	$382	$134	$(73)	$(26)	$1,700	$(104)	$198	$1,794
Other operating income	337	325	756	97	363	26	1,904	34	(148)	1,790

Total operating income	1,093	852	1,138	231	290	-	3,604	(70)	50	3,584
Loan impairment charges(3)	166	7	1	(34)	-	-	140	6	25	171

	927	845	1,137	265	290	-	3,464	(76)	25	3,413
Operating expenses(2)	1,187	553	735	194	51	-	2,720	(3)	25	2,742

Profit before income tax expense	$(260)	$292	$402	$71	$239	$-	$744	$(73)	$-	$671

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

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate to be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.

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

Loan origination deferrals under IFRSs are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the loan under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Derivative interest expense – Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on instruments designated at fair value and related derivatives which is a component of other revenues.

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

Loans held for sale – IFRSs requires loans originated with the intent to sell to be classified as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income related to loans held for sale is reported in trading revenue. Under U.S. GAAP, the income related to loans held for sale is reported similarly to loans held for investment.

HSBC USA Inc.

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which is generally later than under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale (unless credit impairment is required to be recognized in accordance with IAS 39). U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.

IFRS reclassification of fair value measured financial assets during 2008 – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39 and are no longer marked to market. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

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

Other-than-temporary impairments – Under U.S. GAAP, a decline in fair value of an available-for-sale debt security below its amortized cost may indicate that the security is other-than-temporarily impaired under certain conditions. IFRSs do not have an “other than temporary” impairment concept. Under IFRSs, a decline in fair value of an available-for-sale debt security below its amortized cost is considered evidence of impairment if the decline can, at least partially, be attributed to an incurred loss event that impacts the estimated future cash flows of the security (i.e., a credit loss event). Thus a security may not be considered impaired if the decline in value is the result of events that do not negatively impact the estimated future cash flows of the security (e.g., an increase in the risk-free interest rate). However, until the entity sells the security, it will have to assess the security for credit losses at each reporting date.

Another difference between U.S. GAAP and IFRSs is the amount of the loss that an entity recognizes in earnings on an impaired (other-than-temporarily impaired for U.S. GAAP) available-for-sale debt security. Under U.S. GAAP, if an entity has decided to sell a debt security whose fair value has declined below its amortized cost, or will be more likely than not required to sell the debt security before it recovers its amortized cost basis, it will recognize an impairment loss in earnings equal to the difference between the debt security’s carrying amount and its fair value. If the entity has not decided to sell the debt security and will not be more likely than not required to sell the debt security before it recovers its amortized cost basis, but nonetheless expects that it will not recover the security’s amortized cost basis, it will bifurcate the impairment loss into a credit loss component and a non-credit loss component, and recognize the credit loss component in earnings and the non-credit loss component in other comprehensive income. Under IFRSs, the entity recognizes the entire decline in fair value below amortized cost in earnings.

REO expense – Other revenues under IFRSs include losses on sale and the lower of amortized cost or fair value of the collateral less cost to sell adjustments on REO properties which are classified as other expense under U.S. GAAP.

Securities –Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined that these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.

HSBC USA Inc.

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

As previously discussed, in the third quarter of 2011 we adopted new guidance under U.S. GAAP for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans’ original effective interest rate.

Operating Expenses

Pension and other postretirement benefit costs – Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”). In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. Under IFRS the impact of this plan change was recorded through other comprehensive income. In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

Share-based bonus arrangements – Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.

Property – Under IFRSs, the carrying amount of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the carrying amounts of tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRSs. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRSs for the period. In addition, the sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under U.S. GAAP, such gain is deferred and recognized over eight years due to our continuing involvement.

HSBC USA Inc.

Litigation accrual – Under U.S. GAAP, litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.

Assets

Customer loans (Loans) – On an IFRSs basis loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP which results in loans generally being reported as held for sale later then under U.S. GAAP. IFRSs also allows for reversals of write-downs to fair value on secured loans when collateral values have improved, which is not permitted under U.S. GAAP.

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

VIEs – The requirements for consolidation of variable interest entities (“VIEs”) under U.S. GAAP are based on both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. As a result, under U.S. GAAP we were determined to be the primary beneficiary of and consolidated a commercial paper conduit effective January 1, 2010. However in the first quarter of 2011, changes involving liquidity asset purchase agreements were made that caused us to no longer be considered the primary beneficiary and this commercial paper conduit was deconsolidated at March 31, 2011. Under IFRSs this conduit is not consolidated.

19.    Variable Interest Entities

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A SPE is a variable interest entity (“VIE”) if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impacts the entity’s economic performance; or b) the obligation to absorb the entity’s expected losses, the right to receive the expected residual returns, or both.

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

Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of September 30, 2012 and December 31, 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	September 30, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Interest bearing deposits with banks	$83	$-	$108	$-
Other assets	566	-	520	-
Long term debt	-	55	-	55
Other liabilities	-	181	-	166

Total	$649	$236	$628	$221

Low income housing limited liability partnership  In 2009, all low income housing investments held by us were transferred to a Limited Liability Partnership (“LLP”) in exchange for debt and equity while a non-affiliated third party invested cash for an equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor in other liabilities and the assets of the LLP in other assets on our consolidated balance sheet. The investments held by the LLP represent equity investments in the underlying low income housing partnerships for which the LLP applies equity-method accounting. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that were not consolidated at September 30, 2012 and December 31, 2011 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of September 30, 2012 and December 31, 2011:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
As of September 30, 2012:
Asset-backed commercial paper conduits	$-	$-	$14,261	$1,550
Structured note vehicles	1,650	171	6,853	2,023

Total	$1,650	$171	$21,114	$3,573

As of December 31, 2011:
Asset-backed commercial paper conduits	$-	$-	$14,989	$677
Structured note vehicles	1,392	88	6,605	1,793

Total	$1,392	$88	$21,594	$2,470

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

Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $1.6 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles’ debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain

HSBC USA Inc.

assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of September 30, 2012, we recorded approximately $78 million of trading assets and $104 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2011, we recorded approximately $73 million of trading assets and $89 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm’s-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 5, “Securities” and Note 22, “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

Consolidated VIEs of Discontinued Credit Card and Private Label Operations  We have historically utilized entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transferred certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate was the servicer of the assets of these trusts we performed a detailed analysis and determined that we retained the benefits and risks and were the primary beneficiary of the trusts and, as a result, consolidated them. In 2011, in connection with our agreement to sell certain credit card operations to Capital One, all remaining loans in the private label and other credit card receivables VIEs were transferred to a wholly-owned subsidiary of HSBC Bank USA. As of September 30, 2012, there were no remaining balances related to these consolidated VIEs. As of December 31, 2011 the only remaining balance related to these consolidated VIEs which are part of our discontinued credit card operations was $541 million of other liabilities which represents tax related liabilities of these VIEs and are included as a component of liabilities of discontinued operations on our consolidated balance sheet.

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

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of September 30, 2012 and December 31, 2011. Following the table is a description of the various arrangements.

	September 30, 2012		December 31, 2011
	Carrying Value	Notional	Carrying Value	Notional
	(in millions)
Credit derivatives(1)(4)	$(1,194)	$262,985	$(7,759)	$330,395
Financial standby letters of credit, net of participations(2)(3)	-	5,097	-	4,705
Performance (non-financial) guarantees(2)(3)	-	3,023	-	3,088
Liquidity asset purchase agreements(3)	-	1,550	-	677

Total	$(1,194)	$272,655	$(7,759)	$338,865

(1)	Includes $45.9 billion and $45.1 billion issued for the benefit of HSBC affiliates at September 30, 2012 and December 31, 2011, respectively.

(2)	Includes $757 million and $707 million issued for the benefit of HSBC affiliates at September 30, 2012 and December 31, 2011, respectively.

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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(1,194)	$262,985	$(7,759)	$330,395
Buy-protection credit derivative positions	1,162	263,055	8,131	326,882

Net position(1)	$(32)	$(70)	$372	$3,513

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of September 30, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.1 billion and $3.0 billion, respectively. As of December 31, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.7 billion and $3.1 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $43 million and $44 million at September 30, 2012 and December 31, 2011, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $21 million and $22 million at September 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of September 30, 2012 as an indicative proxy of payment risk:

Notional/Contractual Amounts	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.5	$138,852	$35,086	$173,938
Structured CDS	1.7	43,798	4,008	47,806
Index credit derivatives	3.1	25,999	733	26,732
Total return swaps	7.2	11,355	3,154	14,509

Subtotal		220,004	42,981	262,985
Standby Letters of Credit(2)	1.3	7,087	1,033	8,120

Total		$227,091	$44,014	$271,105

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $16.1 billion and $19.3 billion at September 30, 2012 and December 31, 2011, respectively, including $10.3 billion and $12.1 billion, respectively, of loans sourced from our legacy broker channel.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage during the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Pre- 2004	$2	$1	$5	$4
2004	5	1	16	10
2005	6	6	19	20
2006	20	11	65	35
2007	51	34	170	104
2008	28	15	106	73
Post 2008	4	14	15	59

Total repurchase demands received(1)	$116	$82	$396	$305

(1)

Includes repurchase demands on loans sourced from our legacy broker channel of $98 million and $61 million for the three months ended September 30, 2012 and 2011, respectively and $330 million and $218 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in millions)
GSEs	$110	$77
Others	58	25

Total(1)	$168	$102

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $143 million and $87 million at September 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•

The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and nine months ended September 30, 2012 and 2011 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Balance at beginning of period	$222	$237	$237	$262
Increase in liability recorded through earnings	28	1	81	41
Realized losses	(34)	(29)	(102)	(94)

Balance at end of period	$216	$209	$216	$209

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $216 million at September 30, 2012 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of September 30, 2012 and December 31, 2011, we have issued $1.5 billion and $677 million, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 19, “Variable Interest Entities,” for further information.

Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered

HSBC USA Inc.

litigations or (ii) the third anniversary of the IPO, whichever is later. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $2.0 billion into the escrow account and we reduced our liability by $9 million. At September 30, 2012, there was no liability recorded.

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

Pledged Assets  Pledged assets included in the consolidated balance sheet are summarized in the following table.

	September 30, 2012	December 31, 2011
	(in millions)
Interest bearing deposits with banks	$917	$4,426
Trading assets(1)	5,384	1,640
Securities available-for-sale(2)	18,481	23,347
Securities held to maturity	346	476
Loans(3)	1,736	2,113
Other assets(4)	2,476	3,688

Total	$29,340	$35,690

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

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

HSBC USA Inc.

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

The parties engaged in a mediation process at the direction of the District Court. In July 2012, MasterCard Incorporated, Visa Inc. and the other defendants, including the HSBC defendants, entered into a Memorandum of Understanding (“MOU”) to settle the class litigations consolidated into MDL 1720. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective. In the fourth quarter of 2011, we increased our litigation reserves to an amount equal to our estimated portion of the settlement of this matter. In connection with the execution of the MOU, we increased our litigation reserves by an immaterial amount in anticipation of a related short-term reduction in interchange fees.

Account Overdraft Litigation  In February 2011, an action captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North America on behalf of a putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. Levin asserts claims for breach of contract and the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and violation of the New York deceptive acts and practices statute. The plaintiffs dismissed the Federal court action after the case was transferred to the multi-district litigation pending in Miami, Florida, and re-filed the case in New York state court on March 1, 2011. The action, captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11), alleges a variety of common law claims and violations on behalf of a New York class, including breach of contract and implied covenant of good faith and fair dealing, conversion, unjust enrichment and a violation of the New York deceptive acts and practices statute. We filed a motion to dismiss the complaint in May 2011. In June 2012, the court denied in part and granted in part the

HSBC USA Inc.

motion to dismiss, granting plaintiffs leave to amend their complaint with regard to plaintiffs’ claims for conversion and unjust enrichment. On October 11, 2012, the parties attended a hearing before the Court at which time plaintiff’s counsel sought to withdraw as counsel for the named plaintiff in the matter and to amend the complaint to, among other things, substitute a new named plaintiff. The Court granted the motion to amend, but found the motion to withdraw procedurally defective. The Court will permit plaintiff’s counsel to re-file a motion to withdraw, and the parties await further proceedings in the case.

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

In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants – the claims of investors in Thema International Fund plc – in light of a proposed amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court’s decisions, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC’s right to terminate. Plaintiffs in all three actions filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit, where the actions are captioned In re Herald, Primeo and Thema Funds Securities Litigation (2nd Cir, Nos. 12-156, 12-184, 12-162). Briefing in these appeals was completed in September 2012, and oral argument has not yet been scheduled.

HSBC USA Inc.

In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff’s fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee’s various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, the trustee filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, where the action is captioned Picard v. HSBC Bank plc et al. (2nd Cir., No. 11-5207). Briefing in that appeal was completed in April 2012, and oral argument has been scheduled for November 2012. The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee’s U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. The District Court granted those withdrawal motions as to certain issues and is considering the motions as to other issues. Briefing on the merits of the withdrawn issues is ongoing. The trustee’s English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff’s fraud. HSBC has not been served with the trustee’s English action.

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

Knox Family Trust Litigation.  HSBC Bank USA, N.A. is the defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate’s Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA’s final accountings and claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $26 million plus interest and attorneys’ fees to be determined. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings (DO-0659 and 1996-2486/B). HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeals are ongoing by depositing cash in the amount of the judgments in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings (DO-0664, DO-0665 and DO-0666) for an immaterial amount. HSBC Bank USA also filed appeals of the two other proceedings. In August 2011, HSBC Bank USA agreed in principle to settle one proceeding on appeal (1996-2486/B) for an immaterial amount. On June 19, 2012 the N.Y. Appellate Division, 4th Department issued rulings on HSBC Bank USA’s three pending appeals modifying the Surrogate Court’s decisions by vacating all its determinations of liability (except for an appellate finding in DO-0659 to the extent that HSBC Bank USA held certain stock in F.W. Woolworth Co. after March 1, 1995, which leaves potential liability in an immaterial amount), and as modified, affirming them. The Appellate Division then remitted the three matters to the Surrogate Court for further proceedings. Plaintiffs have thirty days within which to seek permission to appeal. Prior to the Appellate Division’s decision, the parties largely had agreed in principle to a consensual resolution of the remaining issues in DO-0659, and the Surrogate Court has approved a resolution of the claims for an immaterial amount. Several beneficiaries have attempted to pursue further appeals of the Appellate Division’s decision, which HSBC Bank USA views as procedurally and substantively without merit. In September 2012, those beneficiaries’ motions for reargument or leave to appeal to the New York Court of Appeals were denied by the Appellate Division.

Governmental and Regulatory Matters

Foreclosure Practices  In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the “OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America, entered into a similar consent order with the Federal Reserve (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We are committed to full compliance with the terms of the Servicing Consent Orders, as initially described in our Form 10-Q for the quarter ended March 31, 2011. We continue to work with the OCC and the Federal Reserve to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.

The Servicing Consent Orders require an independent review of foreclosures (the “Foreclosure Review”) pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any

HSBC USA Inc.

borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, 2011, industry media advertising, which began in January 2012 and a website at which a borrower can request a review. In June 2012, the Federal Reserve and the OCC released a financial remediation framework for use by the independent consultants to recommend remediation for financial injury identified during the Foreclosure Review. Pursuant to this framework, remediation available to a borrower who is found to have been financially injured as a result of servicer errors could include suspension of a pending foreclosure, loan modification, or a lump sum payment ranging from $500 to $125,000 plus equity in the most egregious cases. Any borrower who receives remediation will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. We expect the costs associated with the Servicing Consent Orders, including the Foreclosure Review, customer outreach plan and complaint process will continue to result in significant increases in our operating expenses in future periods. Any resulting remediation could result in further increased costs.

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

We continue to cooperate in ongoing investigations by the U.S. Department of Justice, the New York County District Attorney’s Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions. Our affiliate, HSBC Securities (USA) Inc. (“HSI”), continues to cooperate in a review of its AML/BSA compliance program by the Financial Industry Regulatory Authority and a similar examination by the SEC, both of which were initiated in the third quarter of 2012.

In July 2012, the U.S. Senate Permanent Subcommittee on Investigations held a hearing and released a report that was critical of, among other things, HSBC’s AML/BSA compliance and compliance with OFAC sanctions.

In each of these regulatory and law enforcement matters, we have received Grand Jury subpoenas or other requests for information from U.S. Government or other agencies, and are cooperating fully and engaging in efforts to resolve matters through ongoing discussions with relevant authorities regarding a possible resolution, including potential fines, penalties and monetary forfeitures, although no agreement has been reached with respect to the imposition of fines, penalties and monetary forfeitures or the amounts that ultimately may have to be paid. The resolution of at least some of these matters is likely to involve the filing of corporate criminal as well as civil charges and the imposition of significant fines, penalties and/or monetary forfeitures. The prosecution of corporate criminal charges in these types of cases has most often been deferred through an agreement with the relevant authorities; however, the U.S. authorities have substantial discretion, and prior settlements can provide no assurance as to how the U.S. authorities will proceed in these matters. Fines, penalties and/or monetary forfeitures are assessed separately by each agency investigating these matters, and the amounts paid to one agency may or may not offset amounts payable to other agencies. It is not practicable at this time for us to know the terms on which a resolution of the ongoing investigations could be achieved or the form or timing of any such resolution. Based on the facts currently known, including our ongoing discussions with relevant authorities, we have recorded an accrual of $1.5 billion. There is a high degree of uncertainty in making this estimate and it is reasonably possible that the amounts when finally determined could be higher, possibly significantly higher.

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

Based on the facts currently known, in respect of each of these investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution

HSBC USA Inc.

or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.

Mortgage Securitization Activity  In addition to the repurchase risk described in Note 20, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. In this regard, beginning in 2005 we began acquiring residential mortgage loans, the vast majority of which were originated by non-HSBC entities, that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $7.7 billion and $8.5 billion at September 30, 2012 and December 31, 2011, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. Certain of these originators, however, are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations.

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

HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.8 billion at September 30, 2012. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal and state securities laws in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, were transferred to a single judge, who directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. In May 4, 2012, the District Court filed its decision on UBS’ motion denying the motion to dismiss FHFA’s securities law claims and granting the motion to dismiss FHFA’s negligent misrepresentation claims. The District Court’s ruling will form the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. Subsequently, UBS sought leave to appeal to the U.S. Court of Appeals for the Second Circuit on certain issues raised in the motion to dismiss. The District Court and the Court of Appeals

HSBC USA Inc.

granted the request for leave to appeal, and this appeal is pending before the Court of Appeals. This action is at a very early stage. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action.

In January 2012, Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI in connection with DZ Bank’s alleged purchase of $122.4 million in RMBS from the HSBC defendants. In February 2012, HSH Nordbank AG (“HSH”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC Holdings plc, HSBC North America Holdings Inc., HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO, and two Blaylock entities alleging HSH purchases of $41.3 million in RMBS from the HSBC and Blaylock defendants. In May 2012, HSBC removed both the DZ Bank and HSH cases to the United States District Court for the Southern District of New York. The cases were consolidated in an action captioned Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc. et al (S.D.N.Y. No. 12-CV-4025) following removal. In September 2012, DZ Bank and HSH filed a consolidated complaint against all defendants named in their prior summonses other than HSBC Holdings plc. The consolidated complaint seeks recovery on fraud and other common law theories.

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

22.    Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the “highest and best use” valuation premise. Amendments to the fair value measurement guidance, which became effective in 2012 clarifies that financial instruments do not have alternative uses and, as such, the fair value of financial instruments should be determined on an individual instrument basis using an “in-exchange” valuation premise. However, the fair value

HSBC USA Inc.

measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risks and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We elected to make fair value adjustments to a group of derivative instruments with offsetting credit risks and market risks, which include, but are not limited to, interest rate, foreign currency, equity and debt price, and commodity price risks as of the reporting date.

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

Input valuation adjustment – Where fair value measurements are determined using internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error.

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

HSBC USA Inc.

responsibility for the determination of fair values rests with Finance. Finance has established an independent price validation process to ensure that the assets and liabilities measured at fair value are properly stated.

A valuation committee, chaired by the Head of Business Finance of Global Banking and Markets, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The committee is responsible for establishing valuation policies and procedures, approving the internal valuation techniques and models developed by the Quantitative Risk and Valuation Group (“QRVG”), reviewing and approving valuation adjustments pertaining to, among other things, unobservable inputs, market liquidity, selection of valuation model and counterparty credit risk. Significant valuation risks identified in business activities are corroborated and addressed by the committee members and, where applicable, are escalated to the Chief Financial Officer of HUSI and the Audit Committee of the Board of Directors.

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2012 and December 31, 2011.

	September 30, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
	(in millions)
Financial assets:
Short-term financial assets	$17,203	$17,203	$1,385	$15,313	$505	$27,534	$27,534
Federal funds sold and securities purchased under resale agreements	11,678	11,678	-	11,678	-	3,109	3,104
Non-derivative trading assets	29,243	29,243	2,283	23,928	3,032	30,028	30,028
Derivatives	10,699	10,699	14	10,496	189	9,826	9,826
Securities	64,273	64,509	38,004	26,505	-	55,316	55,579
Commercial loans, net of allowance for credit losses	42,221	42,897	-	-	42,987	33,207	33,535
Commercial loans designated under fair value option and held for sale	424	424	-	424	-	378	378
Commercial loans held for sale	19	19	-	-	19	587	587
Consumer loans, net of allowance for credit losses	18,594	14,606	-	-	14,606	17,917	14,301
Consumer loans held for sale:
Residential mortgages	548	568	-	-	568	2,058	2,071
Credit cards	-	-	-	-	-	416	416
Other consumer	65	65	-	-	65	231	231
Financial liabilities:
Short-term financial liabilities	$14,605	$14,605	$-	$14,605	$-	$18,497	$18,497
Deposits:
Without fixed maturities	107,721	107,721	-	107,721	-	123,720	122,710
Fixed maturities	4,252	4,261	-	4,261	-	6,210	6,232
Deposits designated under fair value option	9,362	9,362	-	6,482	2,880	9,799	9,799
Non-derivative trading liabilities	7,214	7,214	323	6,891	-	7,342	7,342
Derivatives	15,125	15,125	41	14,871	213	8,440	8,440
Long-term debt	13,267	14,099	-	14,099	-	11,666	11,653
Long-term debt designated under fair value option	7,696	7,696	-	7,375	321	5,043	5,043

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2012 and December 31, 2011 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
September 30, 2012:
Assets:
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,283	$523	$-	$2,806	$-	$2,806
Collateralized debt obligations	-	-	678	678	-	678
Asset-backed securities:
Residential mortgages	-	309	-	309	-	309
Corporate and other domestic debt securities	-	1,874	1,618	3,492	-	3,492
Debt securities issued by foreign entities:
Corporate	-	5	724	729	-	729
Government	-	5,415	-	5,415	-	5,415
Equity securities	-	25	12	37	-	37
Precious metals trading	-	15,777	-	15,777	-	15,777
Derivatives(2):
Interest rate contracts	120	74,936	15	75,071	-	75,071
Foreign exchange contracts	12	13,982	186	14,180	-	14,180
Equity contracts	-	1,396	220	1,616	-	1,616
Precious metals contracts	1	759	11	771	-	771
Credit contracts	-	6,885	1,334	8,219	-	8,219
Other contracts	-	-	-	-	-	-
Derivatives netting	-	-	-	-	(89,158)	(89,158)

Total derivatives	133	97,958	1,766	99,857	(89,158)	10,699
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	37,962	17,496	-	55,458	-	55,458
Obligations of U.S. states and political subdivisions	-	815	-	815	-	815
Asset-backed securities:
Residential mortgages	-	2	-	2	-	2
Commercial mortgages	-	264	-	264	-	264
Home equity	-	242	-	242	-	242
Student loans	-	-	-	-	-	-
Other	-	85	-	85	-	85
Corporate and other domestic debt securities	-	43	-	43	-	43
Debt securities issued by foreign entities:
Corporate	-	839	-	839	-	839
Government	42	4,567	-	4,609	-	4,609
Equity securities	-	175	-	175	-	175
Loans(3)	-	424	-	424	-	424
Intangible(4)	-	-	173	173	-	173

Total assets	$40,420	$146,838	$4,971	$192,229	$(89,158)	$103,071

Liabilities:
Deposits in domestic offices(5)	$-	$6,482	$2,880	$9,362	$-	$9,362
Trading liabilities, excluding derivatives	323	6,891	-	7,214	-	7,214
Derivatives(2):
Interest rate contracts	88	75,296	1	75,385	-	75,385
Foreign exchange contracts	5	13,520	183	13,708	-	13,708
Equity contracts	-	985	189	1,174	-	1,174
Precious metals contracts	183	1,717	10	1,910	-	1,910
Credit contracts	-	7,458	1,033	8,491	-	8,491
Other	-	-	-	-	-	-
Derivatives netting	-	-	-	-	(85,543)	(85,543)

Total derivatives	276	98,976	1,416	100,668	(85,543)	15,125
Long-term debt(6)	-	7,375	321	7,696	-	7,696

Total liabilities	$599	$119,724	$4,617	$124,940	$(85,543)	$39,397

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
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

(2)

Includes trading derivative assets of $9.1 billion and $8.8 billion and trading derivative liabilities of $13.7 billion and $6.8 billion as of September 30, 2012 and December 31, 2011, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)

Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 8, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 9, “Intangible Assets,” for further information on residential mortgage servicing rights.

HSBC USA Inc.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers into/out of Levels 1 and 2  During the three and nine months ended September 30, 2012 and 2011, there were no transfers between Level 1 and Level 2 measurements.

Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during three and nine months ended September 30, 2012 and 2011. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2012	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$658	$44	$-	$-	$20	$-	$(84)	$40	$-	$678	$30
Corporate and other domestic debt securities	1,599	24	-	-	-	-	(5)	-	-	1,618	24
Corporate debt securities issued by foreign entities	688	41	-	-	(1)	-	(4)	-	-	724	35
Equity securities	12	1	-	-	-	-	(1)	-	-	12	1
Derivatives(2):
Interest rate contracts	12	-	2	-	-	-	-	-	-	14	1
Foreign exchange contracts	(25)	(12)	-	-	-	(1)	9	-	32	3	20
Equity contracts	(46)	84	-	-	-	-	(6)	1	(2)	31	71
Precious metals contracts	-	1	-	-	-	-	-	-	-	1	1
Credit contracts	921	(227)	-	-	-	-	(7)	(16)	(370)	301	(250)
Loans(3)	-	-	-	-	-	-	-	-	-	-	-
Mortgage servicing rights(4)	187	-	(20)	-	-	6	-	-	-	173	(19)

Total assets	$4,006	$(44)	$(18)	$-	$19	$5	$(98)	$25	$(340)	$3,555	$(86)

Liabilities:
Deposits in domestic offices	$(2,908)	$(81)	$-	$-	$-	$(119)	$94	$2	$132	$(2,880)	$(79)
Long-term debt	(287)	(22)	-	-	-	(59)	2	-	45	(321)	(20)

Total liabilities	$(3,195)	$(103)	$-	$-	$-	$(178)	$96	$2	$177	$(3,201)	$(99)

HSBC USA Inc.

	Jan. 1, 2012	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$101	$-	$-	$45	$-	$(211)	$40	$-	$678	$79
Corporate and other domestic debt securities	1,679	42	-	-	101	-	(204)	-	-	1,618	32
Corporate debt securities issued by foreign entities	253	107	-	-	388	-	(24)	-	-	724	101
Equity securities	13	-	-	-	-	-	(1)	-	-	12	-
Derivatives(2):
Interest rate contracts	9	-	5	-	-	-	-	-	-	14	4
Foreign exchange contracts	(1)	(31)	-	-	-	(6)	11	(3)	33	3	1
Equity contracts	(83)	147	-	-	-	-	(35)	-	2	31	93
Precious metals contracts	-	1	-	-	-	-	-	-	-	1	1
Credit contracts	1,353	(615)	-	-	-	-	(51)	(16)	(370)	301	(605)
Loans(3)	11	-	-	-	-	-	-	-	(11)	-	(12)
Mortgage servicing rights(4)	220	-	(67)	-	-	20	-	-	-	173	(66)

Total assets	$4,157	$(248)	$(62)	$-	$534	$14	$(515)	$21	$(346)	$3,555	$(372)

Liabilities:
Deposits in domestic offices	$(2,867)	$(158)	$-	$-	$-	$(675)	$254	$(41)	$607	$(2,880)	$(129)
Long-term debt	(86)	(13)	-	-	-	(280)	7	(7)	58	(321)	(16)

Total liabilities	$(2,953)	$(171)	$-	$-	$-	$(955)	$261	$(48)	$665	$(3,201)	$(145)

HSBC USA Inc.

	Jul. 1, 2011	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2011	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$770	$(41)	$-	$-	$7	$-	$(29)	$-	$-	$707	$(48)
Corporate and other domestic debt securities	1,615	5	-	-	22	-	-	-	-	1,642	(5)
Corporate debt securities issued by foreign entities	271	(34)	-	-	-	-	-	-	-	237	(33)
Equity securities	16	(2)	-	-	-	-	(2)	-	-	12	(1)
Derivatives(2):
Interest rate contracts	3	-	9	-	-	-	-	-	-	12	9
Foreign exchange contracts	1	(2)	-	-	-	-	-	-	-	(1)	(1)
Equity contracts	(29)	(173)	-	-	-	-	(30)	(18)	94	(156)	(33)
Credit contracts	1,069	613	-	-	-	-	(13)	-	-	1,669	598
Loans(3)	11	-	-	-	-	-	-	-	-	11	-
Mortgage servicing rights(4)	363	-	(134)	-	-	-	8	-	-	237	(133)

Total assets	$4,090	$366	$(125)	$-	$29	$-	$(66)	$(18)	$94	$4,370	$353

Liabilities:
Deposits in domestic offices	$(4,719)	$62	$-	$-	$-	$(588)	$107	$-	$207	$(4,931)	$68
Long-term debt	(685)	113	-	-	-	(22)	46	-	435	(113)	10

Total liabilities	$(5,404)	$175	$-	$-	$-	$(610)	$153	$-	$642	$(5,044)	$78

HSBC USA Inc.

	Jan. 1, 2011	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2011	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$793	$(14)	$-	$-	$100	$-	$(172)	$-	$-	$707	$(31)
Corporate and other domestic debt securities	833	-	-	-	814	-	(5)	-	-	1,642	-
Corporate debt securities issued by foreign entities	243	(6)	-	-	-	-	-	-	-	237	(6)
Equity securities	17	(2)	-	-	-	-	(3)	-	-	12	(2)
Derivatives(2):
Interest rate contracts	(1)	-	13	-	-	-	-	-	-	12	13
Foreign exchange contracts	(4)	3	-	-	-	-	-	-	-	(1)	3
Equity contracts	12	(93)	-	-	-	-	(188)	33	80	(156)	(109)
Credit contracts	1,202	562	-	-	-	-	(157)	-	62	1,669	441
Loans(3)	11	-	-	-	-	-	-	-	-	11	-
Mortgage servicing rights(4)	394	-	(189)	-	-	-	32	-	-	237	(189)

Total assets	$3,500	$450	$(176)	$-	$914	$-	$(493)	$33	$142	$4,370	$120

Liabilities:
Deposits in domestic offices	$(3,612)	$(29)	$-	$-	$-	$(1,865)	$348	$(25)	$252	$(4,931)	$67
Long-term debt	(301)	101	-	-	-	(621)	189	(3)	521	(114)	12

Total liabilities	$(3,913)	$72	$-	$-	$-	$(2,486)	$537	$(28)	$773	$(5,045)	$79

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $1.8 billion and $2.8 billion and derivative liabilities of $1.4 billion and $1.3 billion as of September 30, 2012 and 2011, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 9, “Intangible Assets,” for additional information.

HSBC USA Inc.

The following table presents quantitative information about recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of September 30, 2012.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs

Collateralized debt obligations	$678	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 6%
			Constant default rates	4% - 14%
			Loss severity rates	50% - 100%
Corporate and other domestic debt securities	1,618	Option adjusted discounted cash flows	Option adjusted spread	446 basis points
		Discounted cash flows	Spread volatility on collateral assets	1.54% - 4.17%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate debt securities issued by foreign entities	724	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	29.0% - 29.2%
Equity securities (investments in hedge funds)	12	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	0% - 90%
Interest rate derivative contracts	14	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	NM(1)
Foreign exchange derivative contracts(4)	3	Option pricing model	Foreign exchange volatility and correlation of a basket of currencies	NM(2)(3)
Equity derivative contracts(4)	31	Option pricing model	Price volatility of underlying equity and correlations of equities with a basket or index	NM(2)(3)
Precious metals contracts	1	Option pricing model	Precious metals price volatility and correlation of a basket of precious metals	NM(2)(3)
Credit derivative contracts	301	Option pricing model	Correlation of defaults of a portfolio of reference credit names	40.4% - 43.4%
			Industry by industry correlation of defaults	48% - 75%
Mortgage servicing rights	173	Option adjusted discounted cash flow	Constant prepayment rates	8.3% - 48.2%
			Option adjusted spread	8.07% - 19.07%
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (Structured deposits)	(2,880)	Option adjusted discounted cash flows	Foreign exchange volatility and correlations of a currency basket within the embedded derivative feature	NM(3)
			Equity price volatility and correlations of equity baskets or index within the embedded derivative feature
Long-term debt (Structured notes)	(321)	Option adjusted discounted cash flows	Foreign exchange volatility and correlations of a currency basket within the embedded derivative feature	NM(3)
			Equity price volatility and correlations of equity baskets or index within the embedded derivative feature

(1)	Insignificant Level 3 measurement. Disclosure is not meaningful to users.

HSBC USA Inc.

(2)

We are the client-facing entity and we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market neutral. As a result, the range of significant unobservable inputs is not meaningful as the net risk positions are not significant.

(3)

The structured notes and structured deposits contain embedded equity or foreign currency derivatives. For financial reporting purposes, we measure the financial instruments at fair value in entirety with changes in fair value recorded in the income statement. For the presentation of this table, we have separated the embedded derivatives from the financial instruments and included them in the equity derivative, foreign currency derivative and precious metals derivatives categories to reflect the underlying risks are managed through identical but offsetting derivatives with affiliates (also see note (2) above).

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

Material Additions to and Transfers Into (Out of) Level 3 Measurements  During both the three and nine months ended September 30, 2012, we transferred $370 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the three and nine months ended September 30, 2012, we transferred $132 million and $607 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

During the nine months ended September 30, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. There were no significant transfers of derivatives during the three months ended September 30, 2011. In addition, during the three and nine months ended September 30, 2011, we transferred $435 million and $521 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of September 30, 2012 and 2011. The gains (losses) during the three and nine months ended September 30, 2012 and 2011 are also included.

	Non-Recurring Fair Value Measurements as of September 30, 2012				Total Gains (Losses) For the Three Months Ended September 30, 2012	Total Gains (Losses) For the Nine Months Ended September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$-	$108	$108	$3	$(4)
Other consumer loans held for sale(1)	-	-	65	65	-	-
Impaired loans(2)	-	-	309	309	(4)	(27)
Real estate owned(3)	-	18	-	18	1	3
Commercial loans held for sale	-	19	-	19	-	-

Total assets at fair value on a non-recurring basis	$-	$37	$482	$519	$-	$(28)

	Non-Recurring Fair Value Measurements as of September 30, 2011				Total Gains (Losses) For the Three Months Ended September 30, 2011	Total Gains (Losses) For the Nine Months Ended September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$5	$228	$233	$(10)	$(16)
Other consumer loans held for sale(1)	-	-	71	71	-	-
Impaired loans(2)	-	-	415	415	(8)	44
Real estate owned(3)	-	28	-	28	(1)	(4)
Commercial loans held for sale	-	32	-	32	-	-
Impairment of certain previously capitalized software development costs(4)	-	-	-	-	-	(94)
Building held for sale	-	-	-	-	-	(5)

Total assets at fair value on a non-recurring basis	$-	$65	$714	$779	$(19)	$(75)

(1)

As of September 30, 2012 and 2011, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)

Represents impaired commercial loans. Certain commercial loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these commercial loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

(3)	Real estate owned are required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(4)

In the first quarter of 2011 it was determined that certain previously capitalized software development costs were no longer realizable as a result of the decision to cancel certain projects and, therefore, we recorded an impairment charge of $78 million representing the full amount of the developed software capitalized associated with these projects. The impairment charge was recorded in other expenses in our consolidated statement of income (loss) and is included in the results of our RBWM and CMB segment. During the second quarter of

HSBC USA Inc.

2011, HSBC completed a comprehensive review of all platforms currently under development which resulted in additional projects being cancelled. As a result, we recorded an additional charge of $16 million relating to the impairment of certain previously capitalized software development costs relating to these projects which were determined to be no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income (loss) and are included in the results of our segments principally in RBWM and CMB.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of September 30, 2012.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$108	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 90%
Impaired loans	309	Valuation by third party appraisal on underlying collateral	Loss severity rates	2% - 61%

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

HSBC USA Inc.

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

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $43 million and $44 million at September 30, 2012 and December 31, 2011, respectively.

Precious metals trading – Precious metals trading primarily include physical inventory which are valued using spot prices.

HSBC USA Inc.

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

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$-	$-	$68	$-	$178	$-	$246
	Home equity	-	-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total AAA -A	-	-	68	-	178	-	246

BBB -B	Residential mortgages	-	-	-	-	-	-	-
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	-	-	-	-	-

CCC-Unrated	Residential mortgages	-	-	-	-	4	-	4
	Home equity	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	-	-	4	-	4

		$-	$-	$68	$-	$182	$-	$250

HSBC USA Inc.

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 2	Level 3
	(in millions)
AAA -A	Commercial mortgages	$-	$-
	Residential mortgages	-	-
	Student loans	58	-
	Other	-	-

	Total AAA -A	58	-

BBB -B	Commercial mortgages	-	122
	Corporate loans	-	330
	Other	-	162

	Total BBB -B	-	614

CCC -Unrated	Commercial mortgages	-	65
	Corporate loans	-	-
	Other	-	-

	Total CCC -Unrated	-	65

		$58	$679

Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2		Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$-	$-	$-	$-	$-	$-		$-	$-	$-
	Commercial mortgages	264	-	-	-	-	-		-	-	264
	Home equity	-	-	-	-	104	-		-	-	104
	Student loans	-	-	-	-	-	-		-	-	-
	Other	-	-	-	-	85	-		-	-	85

	Total AAA -A	264	-	-	-	189	-		-	-	453

BBB -B	Residential mortgages	-	-	-	-	-	-		-	-	-
	Home equity	-	-	-	-	77	-			-	77

	Total BBB -B	-	-	-	-	77	-			-	77

CCC -Unrated	Residential mortgages	-	-	-	-	2	-		-	-	2
	Home equity	-	-	-	-	62	-		-	-	62

	Total CCC -Unrated	-	-	-	-	64	-		-	-	64

		$264	$-	$-	$-	$330	$-	$		$-	$594

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

Deposits – For fair value disclosure purposes, the carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to generally approximate fair value. For deposits with fixed maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

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

HSBC USA Inc.

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

Current Environment  The U.S. economy continued its overall weak recovery during the third quarter of 2012. GDP is now expected to expand about 1.6% for the year, well below the economy’s potential growth rate and markedly less than forecasts earlier in the year. Uncertainty remains an issue as businesses and markets look for clarity on Europe, the health of the U.S. economy and the future course of fiscal policy. The Conference Board’s measure of consumer confidence reached its lowest point of the year in August before improving somewhat in September as sovereign debt fears in Europe and domestic fiscal uncertainties continue to play a role in diminishing sentiment and continue to impact interest rates and spreads. Weak consumer fundamentals including declines in wage income and a difficult job market also continue to influence consumer confidence. Serious threats to economic growth remain, including high energy costs, continued pressure on housing prices and elevated unemployment levels. Businesses continue to be cautious about the underlying strength of demand over the remainder of 2012 and are hesitant about ramping up their non-seasonal hiring activity. In September, Federal Reserve policy makers initiated a new round of quantitative easing designed to stimulate economic activity and announced that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through the middle of 2015. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. While the housing markets in general began to rebound during the third quarter with overall home prices beginning to move higher as demand increased while the supply of homes for sale declined, housing prices will continue to remain under pressure in many markets as servicers resume foreclosure activities and the underlying properties are listed for sale.

While the economy continued to add jobs in the third quarter of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to

HSBC USA Inc.

how pronounced the economic recovery will be and whether it can be sustained. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high based on historical standards at 7.8 percent in September 2012. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities. As servicers begin to increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur, creating downward pressure on property values and tempering any future home price improvement.

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

Performance, Developments and Trends  Income (loss) from continuing operations was a loss of $782 million and $1.3 billion during the three and nine months ended September 30, 2012, respectively, compared to income of $172 million and $433 million during the three and nine months ended September 30, 2011, respectively. Income (loss) from continuing operations before income tax expense was a loss of $794 million and $938 million during the three and nine months ended September 30, 2012, respectively, compared to income of $289 million and $671 million during the three and nine months ended September 30, 2011, respectively. Income (loss) from continuing operations before income tax expense decreased during the three and nine months ended September 30, 2012 as compared to the prior year periods driven by higher operating expenses, lower net interest income, lower other revenue and a higher provision for credit losses. Other revenues in the three and nine months ended September 30, 2012 includes gains of $103 million and $433 million, respectively, from the sale of certain retail branches to First Niagara Bank, N.A. (“First Niagara”) and operating expenses in the three and nine months ended September 30, 2012 includes an expense accrual related to certain regulatory matters of $800 million and $1.5 billion, respectively. Also, both 2011 periods include a non-recurring impairment of leasehold

HSBC USA Inc.

improvements associated with certain branch closures and in the nine month period ended September 30, 2011, a non-recurring impairment of software development costs. In addition, our results in all periods were also impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option. These items collectively distort the ability of investors to compare the underlying performance trends of our business. In order to better understand the underlying performance of our business, the following table summarizes the collective impact of these items on our income from continuing operations before income tax for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(794)	$289	$(938)	$671
(Gain) loss in value of our own fair value option debt and related derivatives	171	(417)	243	(456)
Gain on sale of branches	(103)	-	(433)	-
Expense accrual related to certain regulatory matters(1)	800	-	1,500	-
Impairment of branch leasehold improvements	-	11	-	11
Impairment of software development costs	-	-	-	94

Income (loss) from continuing operations before income tax, excluding above items(2)	$74	$(117)	$372	$320

(1)	For additional discussion regarding expense accrual related to certain regulatory matters, see Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements.

(2)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the table above, our income from continuing operations before tax for the three and nine months ended September 30, 2012 improved compared to the prior year periods as higher other revenues and lower operating expenses were partially offset by lower net interest income and a higher provision for credit losses.

During the nine months ended September 30, 2012, we continued to reduce certain risk positions, largely related to legacy structured credit products in our Global Banking and Markets business, as opportunities arose. Improved market conditions and reduced outstanding exposure have resulted in an improvement in valuation adjustments recorded. A summary of the significant valuation adjustments that impacted revenue for the three and nine months ended September 30, 2012 and 2011 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$16	$(16)	$6	$16
Other structured credit products(1)	49	(86)	123	39
Mortgage whole loans held for sale (predominantly subprime)(2)	(9)	(8)	(12)	(22)
Leverage acquisition finance loans held for sale(4)	14	(44)	48	(27)

Total gains (losses)	$70	$(154)	$165	$6

(1)	Reflected in Trading revenue in the consolidated statement of income (loss).

(2)	Reflected in Other income in the consolidated statement of income (loss).

(3)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

HSBC USA Inc.

As discussed above, other revenues in the three and nine months ended September 30, 2012 includes a gain from the sale of certain retail branches to First Niagara and in all periods reflects the impact of changes in value of our own debt and related derivatives for which we elected fair value option. Excluding the impact of these items, other revenues increased $215 million and $103 million during the three and nine months ended September 30, 2012, respectively, due primarily to higher trading revenue, higher other income and in the year-to-date period, higher securities gains, partially offset by lower other fees and commissions, lower credit card fees and lower mortgage banking revenue. The higher trading revenue was driven by improved credit market conditions which led to higher derivative trading revenue, as well as improvements in valuations associated with our legacy global markets businesses. The increase in other income reflects higher miscellaneous income driven by higher income associated with fair value hedge ineffectiveness, partially offset by lower earnings from equity investments. Securities gains were higher due to sales associated with a re-balancing of the portfolio for risk management purposes based on the low interest rate environment. Lower other fees and commissions were driven by lower debit card fees, while the lower credit card fees reflect lower outstanding balances driven by the sale of a portion of the portfolio to First Niagara. The lower mortgage banking revenue was largely driven by higher provisions for mortgage repurchase exposure on previously sold loans. See “Results of Operations” for a more detailed discussion of other revenues.

Net interest income was $510 million and $1.6 billion during the three and nine months ended September 30, 2012 compared to $621 million and $1.8 billion during the year-ago periods. The decrease in both periods reflects the impact of lower interest income on securities due to lower interest rates, partially offset by higher interest income on loans, driven by higher average balances on commercial loans due to new business volume. Also partially offsetting the decrease in the year-to-date period was lower interest charges related to estimated tax exposures. See “Results of Operations” for a more detailed discussion of net interest income.

Our provision for credit losses was $84 million and $173 million during the three and nine months ended September 30, 2012, respectively, compared to $78 million and $171 million during the three and nine months ended September 30, 2011, respectively. In our consumer loan portfolio, the provision for credit losses decreased in both periods primarily due to lower provisions in our residential mortgage loan portfolio driven by continued improvements in economic and credit conditions, including lower dollars of delinquency and improvements in loan delinquency roll rates, partially offset by higher charge-offs in our home equity mortgage portfolio due to an increased volume of loans where we have decided not to pursue foreclosure. In our commercial portfolio, the provision for credit losses was higher in both periods driven largely by increased levels of reserves for risk factors associated with expansion activities in the U.S. and in the nine month period, Latin America. In addition, the prior year periods reflect the benefit of a partial recovery on a previously charged-off loan relating to a single client relationship. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Operating expenses totaled $1.6 billion and $4.0 billion during the three and nine months ended September 30, 2012, respectively, an increase of 76 percent and 47 percent, respectively, compared to the year-ago periods. Operating expenses in the three and nine month periods ended September 30, 2012 reflects an expense accrual related to certain regulatory matters of $800 million and $1.5 billion, respectively and in the prior year-to-date period, an impairment of certain previously capitalized software development costs which totaled $94 million. In addition, occupancy expense in both 2011 periods includes an $11 million impairment of leasehold improvements associated with branch closure activity. Excluding the impact of these items, operating expenses decreased 10 percent and 4 percent, respectively, compared to the year-ago periods as lower salaries and benefits, lower occupancy costs, lower marketing costs, lower professional fees and, in the year-to-date period, lower FDIC assessment fees were partially offset in the year-to-date period by higher compliance costs. Compliance costs were a significant component of our cost base in 2012, totaling $92 million and $300 million in the three and nine months ended September 30, 2012, respectively, compared to $116 million and $211 million in the year-ago periods, largely attributable to investment in BSA/AML process enhancements and infrastructure. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we expect compliance remediation related costs will remain elevated into 2013 as we continue to address the requirements of the regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.

HSBC USA Inc.

Our efficiency ratio from continuing operations was 178.28 percent during the three months ended September 30, 2012 compared to 71.51 percent during the year-ago quarter. Our efficiency ratio from continuing operations was 123.47 percent during the nine months ended September 30, 2012 compared to 76.51 percent during the year-ago period. Our efficiency ratio was impacted in all periods by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting. Also impacting the efficiency ratio in both 2012 periods was the gain from the sale of certain non-strategic retail branches to First Niagara as well as an expense accrual related to certain regulatory matters and, in the prior year-to-date period, the impairment of certain software development costs and in both 2011 periods, the impairment of leasehold improvements associated with branch closure activity as discussed above. Excluding the impact of these items, our efficiency ratio improved to 83.79 percent and 82.24 percent in the three and nine months ended September 30, 2012, respectively, compared to 104.48 percent and 84.30 percent in the corresponding three and nine months ended September 30, 2011 as other revenues increased while operating expenses declined. While operating expenses adjusted for the items discussed above declined in both periods, driven by the impact of our retail branch divestitures and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.

We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Workforce reductions, some of which relate to organizational structure redesign, have resulted in total legal entity full-time equivalent employees being reduced by 25 percent since September 30, 2011 and 30 percent since December 21, 2010. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. The review is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

Our effective tax rate was (1.5) percent for the three months ended September 30, 2012 compared to 40.5 percent in the prior year quarter. Our effective tax rate was 38.1 percent for the nine months ended September 30, 2012 compared to 35.5 percent in the prior year period. The effective tax rate for the three and nine months ended September 30, 2012 reflects non-deductible goodwill related to the branches sold to First Niagara, a non-deductible expense accrual related to certain regulatory matters, prior period adjustments to the current liability account, including the reversal of an accrued foreign tax expense related to Brazilian withholding taxes corrected in the current year, changes in the uncertain tax reserve accrual, the utilization of low income housing credits and the impact of state taxes. The effective tax rate for the nine months ended September 30, 2012 also reflects the effect of a change in state rates used to value deferred taxes. The effective tax rate for the three and nine months ended September 30, 2011 primarily reflects the impact of foreign operations, the utilization of low income housing and other tax credits, the impact of state taxes, changes in uncertain tax positions and, as it relates to the nine month period, the release of valuation allowance reserves previously established on foreign tax credits.

In the third quarter of 2012, we added $186 million of loans discharged under Chapter 7 bankruptcy and not re-affirmed to our residential mortgage TDR Loan balances, consistent with recently issued regulatory guidance. The impact on the allowance for credit losses was insignificant. These loans will be written down to the lower of amortized cost or fair value of the collateral less cost to sell during the fourth quarter of 2012.

We estimate probable losses for consumer loans and certain small balance commercial loans which do not qualify as troubled debt restructures using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these loans collectively evaluated for impairment using a roll rate migration analysis which approximates less than 12 months of loss coverage in the allowance for credit losses for certain loan products. A loss coverage of 12 months in our allowance for credit losses would be more

HSBC USA Inc.

aligned with U.S. bank industry practice. Our regulators have indicated they would like us to more closely align our loss coverage period with industry practice. During the fourth quarter of 2012, we will review our estimate of loss emergence to determine what changes should be made to our credit loss estimate which could result in an increase to our allowance for credit losses in the fourth quarter of 2012 in an amount that is not expected to exceed 15 percent of our total allowance for credit losses at September 30, 2012.

On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). The sale included our General Motors and Union Plus credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded cumulative lower of amortized cost or fair value adjustments on these receivables which were classified as held for sale on our balance sheet as a component of assets of discontinued operations totaling $1.0 billion, of which $440 million was recorded in the nine months ended September 30, 2012 and $159 million was recorded in the three and nine months ended September 30, 2011, respectively. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value.

In May 2012, we completed the sale of 138 branches to First Niagara and recognized an after-tax gain, net of allocated non-deductible goodwill, of $71 million. Since the premium received of $886 million was calculated based on the total amount of outstanding deposit balances for all branches being sold, a pro-rata portion of the premium related to the deposit balances associated with the branches that were not sold in the amount of $209 million was deferred as unearned revenue to be recognized in the third quarter when the remaining branches and related deposit amounts were sold. In the third quarter of 2012, we completed the sale of the remaining 57 branches and recognized an additional after-tax gain net of allocated non-deductible goodwill, of $23 million.

In April 2012, we completed the de-recognition of our 452 Fifth Avenue headquarters building which was sold in April 2010. The building was not able to be de-recognized at the time of sale due to a profit sharing arrangement with the purchaser relating to any future sale of the building which expired in April. The deferred gain of $117 million is being amortized over the remaining life of the lease at the time of de-recognition which was eight years.

We previously announced to employees that we are considering strategic options for our mortgage operations, with the objective of recommending the future course of our prime mortgage lending and mortgage servicing platforms. On May 7, 2012, we announced that we have entered into a strategic relationship with PHH Mortgage to manage our mortgage processing and servicing operations. The conversion of these operations is expected to be completed in the first quarter of 2013. Under the terms of the agreement, PHH Mortgage will provide us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $51.0 billion as of September 30, 2012. We will continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with these loans. We will sell our agency eligible originations to PHH Mortgage on a servicing released basis which will result in no additional mortgage servicing rights being recognized going forward. As a result of this agreement, many of our mortgage servicing employees will be given the opportunity to transfer to PHH Mortgage. No significant one-time restructuring costs have been or are expected to be incurred as a result of this transaction. We plan to continue originating mortgages for our customers with particular emphasis on Premier relationships.

We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may

HSBC USA Inc.

include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars are in millions)
Income (loss) from continuing operations	$(782)	$172	$(1,295)	$433

Rate of return on average:
Total assets	(1.61)%	.38%	(.90)%	.33%
Total common shareholder’s equity	(20.19)	2.88	(10.60)	3.18
Net interest margin to average earning assets	1.22	1.47	1.31	1.45
Efficiency ratio(2)	178.28	71.51	123.47	76.51
Commercial loan net charge-off ratio(1)	.12	(.13)	.35	.23
Consumer loan net charge-off ratio(1)	1.14	1.18	1.31	1.32

	September 30, 2012	December 31, 2011
	(dollars are in millions)
Loans:
Commercial loans	$42,568	$33,649
Consumer loans	18,884	18,218

Total loans	$61,452	$51,867

Loans held for sale	$1,056	$3,670

Allowance for credit losses as a percent of loans(1)	1.04%	1.43%
Consumer two-months-and-over contractual delinquency	6.25	6.01
Loan-to-deposits ratio(3)	70.62	53.33
Total shareholders’ equity to total assets	8.65	9.80
Total capital to risk weighted assets	19.20	18.39
Tier 1 capital to risk weighted assets	13.25	12.74
Tier 1 common equity to risk weighted assets	10.97	10.72

(1)	Excludes loans held for sale.

(2)	Total operating expenses, reduced by minority interests, expressed as a percentage of the sum of net interest income and other revenues.

(3)

Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or less than $100 thousand. Excluding the deposits and loans held for sale to First Niagara, the ratio was 59.60 percent at December 31, 2011.

Loans  Loans, excluding loans held for sale, were $61.5 billion at September 30, 2012 compared to $51.9 billion at December 31, 2011. The increase in loans as compared to December 31, 2011 was driven by an increase in commercial loans of $8.9 billion due to new business activity, particularly in global banking as well as in business banking and middle market enterprises, partially offset by paydowns and managed reductions in certain exposures. Consumer loans increased modestly, driven by higher levels of residential mortgage loans largely associated with originations targeted at our Premier customer relationships. We continue to sell a substantial portion of new mortgage loan originations to government sponsored enterprises. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Credit Performance  Our allowance for credit losses as a percentage of total loans decreased to 1.04 percent at September 30, 2012 as compared to 1.43 percent at December 31, 2011. The decrease in our allowance ratio reflects a lower allowance for credit losses in most of our loan portfolios due to improved credit quality,

HSBC USA Inc.

including lower dollars of delinquency, reductions in commercial loan exposures including the charge-off of certain specific global banking client relationships and continuing improvements in economic conditions.

Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) increased to 6.25 percent at September 30, 2012 as compared to 6.01 percent at December 31, 2011 driven largely by lower overall receivable balances in our residential mortgage loan portfolio due to lower levels of residential mortgages loans held for sale, a substantial majority of which were less than 60 days contractually delinquent, partially offset by improved delinquency levels. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) for the three months ended September 30, 2012 increased 8 basis points compared to the prior year quarter due to higher commercial loan charge-offs as the prior year quarter included a partial recovery of a previously charged-off loan related to a single client relationship, while our consumer loan net charge-off dollars and ratio declined modestly. See “Credit Quality” for a more detailed discussion of our trends in net charge-off.

Funding and Capital  Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 13.25 percent and 12.74 percent at September 30, 2012 and December 31, 2011, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized”. We did not receive any cash capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during the first nine months of 2012.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by HSBC Bank USA. In 2011, HSBC Bank USA sold low-quality credit card receivables with a net carrying value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. The remaining purchased receivables subject to this requirement were sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012. We exceeded the minimum capital ratios required at September 30, 2012 and December 31, 2011.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval to adopt Basel II from the Federal Reserve Board, HSBC North America’s primary regulator. We have integrated Basel II metrics into our management reporting and decision making process. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum Tier 1 capital and total risk-based capital requirements. On June 7, 2012, the U.S. regulators issued three joint Notices of Proposed Rulemaking which include the proposed changes to the regulatory capital adequacy framework required to implement Basel III in the U.S. If implemented as proposed, the rules would be effective as of January 1, 2013 with phase-in periods for certain provisions.

HSBC USA Inc.

Income Before Income Tax Expense – Significant Trends  Income from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Income from continuing operations before income tax from prior year	$289	$408	$671	$1,310
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities excluding gains (losses) on security sales(1)	78	(118)	87	(117)
Trading revenue(2)	201	(210)	121	(95)
Gains (losses) on security sales	1	12	40	46
Loans held for sale(3)	(3)	(4)	13	(84)
Residential mortgage banking related revenue (loss)(4)	(44)	31	(46)	169
Gain on the sale of branches	103	-	433	-
Gain (loss) on own debt designated at fair value and related derivatives(5)	(588)	363	(699)	164
Gain (loss) on instruments at fair value and related derivatives, excluding own debt(5)	22	(73)	1	(41)
Provision for credit losses(6)	(6)	(68)	(2)	(178)
Expense accrual related to certain regulatory matters(7)	(800)	-	(1,500)	-
Interest expense on certain tax exposures	(2)	(12)	69	(96)
Impairment of software development costs	-	-	94	(94)
All other activity(8)	(45)	(40)	(220)	(313)

Income (loss) from continuing operations before income tax for current period	$(794)	$289	$(938)	$671

(1)

Balance sheet management activities are comprised primarily of net interest income from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” section in this MD&A.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income (loss) – U.S. GAAP basis	$(782)	$312	$(1,092)	$873
Adjustments, net of tax:
IFRS reclassification of fair value measured financial assets during 2008	(17)	39	(59)	14
Securities	(3)	(1)	(4)	9
Derivatives	3	3	1	7
Loan impairment	(2)	4	8	7
Property	(7)	(5)	(16)	(21)
Pension costs	(11)	14	(3)	13
Purchased loan portfolios	-	5	-	(16)
Transfer of credit card receivables to held for sale and subsequent sale	-	-	(31)	-
Servicing assets	1	4	1	2
Gain on the sale of branches	22	-	92	-
Tax valuation allowances	-	(13)	-	13
Litigation accrual	(13)	4	(10)	4
Other	12	(14)	20	(9)

Net profit (loss) – IFRSs basis	(797)	352	(1,093)	896
Tax provision (benefit) – IFRSs basis	34	(211)	(390)	(480)

Profit (loss) before tax – IFRSs basis	$(831)	$563	$(703)	$1,376

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

IFRS reclassification of fair value measured financial assets during 2008 – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), and are no longer marked to market under IFRSs. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

Additionally, certain Leverage Acquisition Finance (“LAF”) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39

HSBC USA Inc.

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

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.

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

Pension costs – Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of the plan assets (the “corridor.”) In 2012, amounts include a higher pension curtailment benefit under US GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. Under IFRSs, these losses are recorded directly in other comprehensive income. In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

Gain on sale of branches – Under U.S. GAAP, the amount of goodwill allocated to the retail branch disposal group is higher as goodwill amortization ceased under U.S. GAAP in 2002 while under IFRS, goodwill was amortized until 2005. This resulted in a lower gain under U.S. GAAP

Tax valuation allowances – Reflects differences in the timing of amounts of deferred tax assets that can be realized between U.S. GAAP and IFRSs.

Litigation accrual – Under U.S. GAAP, litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, interest recognition, restructuring costs, depreciation expense, share based payments and loans held for sale.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at September 30, 2012 and increases (decreases) over prior periods, including continuing and discontinuing operations, are summarized in the table below.

	September 30, 2012	Increase (Decrease) from
		June 30, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$28,376	$(5,627)	(16.5)%	$(1,803)	(6.0)%
Loans, net	60,815	5,370	9.7	9,691	19.0
Loans held for sale	1,056	(926)	(46.7)	(2,614)	(71.2)
Trading assets	38,322	2,544	7.1	(478)	(1.2)
Securities	64,273	1,926	3.1	8,957	16.2
Other assets	10,290	(582)	(5.4)	(20,901)	(67.0)

	$203,132	$2,705	1.3%	$(7,148)	(3.4)%

Funding sources:
Total deposits	$121,335	$(1,892)	(1.5)%	$(18,394)	(13.2)%
Trading liabilities	20,875	655	3.2	6,689	47.2
Short-term borrowings	14,113	3,382	31.5	(1,896)	(11.8)
All other liabilities	8,277	295	3.7	3,132	60.9
Long-term debt	20,963	949	4.7	4,254	25.5
Shareholders’ equity	17,569	(684)	(3.7)	(933)	(5.0)

	$203,132	$2,705	1.3%	$(7,148)	(3.4)%

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. Balances will fluctuate between periods depending upon our liquidity position at the time.

HSBC USA Inc.

Loans, Net  Loan balances at September 30, 2012 and increases (decreases) from prior periods are summarized in the table below:

		Increase (Decrease) from
	September 30, 2012	June 30, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$7,920	$(57)	(.7)%	$60	.8%
Business banking and middle market enterprises	12,497	1,241	11.0	2,272	22.2
Global banking(1)	19,011	3,969	26.4	6,353	50.2
Other commercial loans	3,140	(2)	(.1)	234	8.1

Total commercial loans	42,568	5,151	13.8	8,919	26.5

Consumer loans:
Residential mortgages, excluding home equity mortgages	15,086	328	2.2	973	6.9
Home equity mortgages	2,387	(68)	(2.8)	(176)	(6.9)

Total residential mortgages	17,473	260	1.5	797	4.8
Credit Card	796	13	1.7	(32)	(3.9)
Other consumer	615	(36)	(5.5)	(99)	(13.9)

Total consumer loans	18,884	237	1.3	666	3.7

Total loans	61,452	5,388	9.6	9,585	18.5
Allowance for credit losses	637	18	2.9	(106)	(14.3)

Loans, net	$60,815	$5,370	9.7%	$9,691	19.0%

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to selected high quality Latin American and other multinational customers managed by HSBC on a global basis.

Commercial loan balances increased compared to both June 30, 2012 and December 31, 2011, driven by new business activity, particularly in global banking as well as in business banking and middle market enterprises. These increases were partially offset by paydowns and managed reductions in certain exposures.

Residential mortgage loans increased since June 30, 2012 and December 31, 2011. The balances reflect increases to the portfolio associated with originations targeted at our Premier customer relationships and compared with December 31, 2011, the transfer in the first quarter of 2012 of $140 million of FHA/VA loans from held for sale that were no longer part of the loan sale to First Niagara. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a substantial portion of our new residential loan originations through the secondary markets.

Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values and in many cases, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio has declined since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below.

	Refreshed LTVs(1)(2) at September 30, 2012		Refreshed LTVs(1)(2) at December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	76.6%	58.0%	75.4%	62.2%
80% < LTV < 90%	9.8	13.4	11.0	13.7
90% < LTV < 100%	6.2	11.7	6.5	10.2
LTV > 100%	7.4	16.9	7.2	13.8
Average LTV for portfolio	68.0%	73.2%	67.7%	71.2%

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

(2)

Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of June 30, 2012 and September 30, 2011, respectively.

Credit card receivable balances which represents our legacy HSBC Bank USA credit card portfolio, remained relatively flat from June 30, 2012 but decreased compared to December 31, 2011, driven by a continued focus by customers to reduce outstanding credit card debt and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale  Loans held for sale at September 30, 2012 and decreases from prior periods are summarized in the table below.

	September 30, 2012	Increase (Decrease) from
		June 30, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Total commercial loans	$443	$(432)	(49.4)%	$(522)	(54.1)%
Consumer loans:
Residential mortgages	548	(355)	(39.3)	(1,510)	(73.4)
Credit card receivables	-	(94)	(100.0)	(416)	(100.0)
Other consumer	65	(45)	(40.9)	(166)	(71.9)

Total consumer loans	613	(494)	(44.6)	(2,092)	(77.3)

Total loans held for sale	$1,056	$(926)	(46.7)%	$(2,614)	(71.2)%

Loans held for sale at June 30, 2012 include $531 million of loans that were subsequently sold as part of our agreement to sell certain retail branches, including $115 million of commercial loans, $279 million of residential mortgages, $94 million of credit card receivables and $43 million of other consumer loans. Loans held for sale at December 31, 2011 include $2.5 billion on loans that were subsequently sold as part of our agreement to sell certain retail branches, including $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. The decrease in loans held for sale from both June 30, 2012 and December 31, 2011 was driven primarily by the completion of the sale of 195 branches to First Niagara, including 57 which were sold in the third quarter of 2012.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $424 million, $411 million and $377 million at September 30, 2012, June 30, 2012 and December 31, 2011, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. Commercial loans held for sale also includes commercial real estate loans of $19 million, $313 million and $55 million at September 30, 2012, June 30, 2012 and December 31, 2011, respectively, which are originated with the intent to sell to government sponsored enterprises.

HSBC USA Inc.

In addition to the residential mortgage loans held for sale to First Niagara at June 30, 2012 and December 31, 2011, residential mortgage loans held for sale include subprime residential mortgage loans of $94 million, $164 million and $181 million at September 30, 2012, June 30, 2012 and December 31, 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. We sold subprime residential mortgage loans with a carrying amount of $64 million in 2012. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale.

In addition to the other consumer loans held for sale to First Niagara at June 30, 2012 and December 31, 2011 as discussed above, other consumer loans held for sale in all periods also include certain student loans which we no longer originate.

Consumer loans held for sale are recorded at the lower of cost or fair value. The valuation adjustment on loans held for sale was $169 million and $251 million at September 30, 2012 and December 31, 2011, respectively.

Trading Assets and Liabilities  Trading assets and liabilities balances at September 30, 2012 and increases (decreases) over prior periods, are summarized in the table below.

	September 30, 2012	Increase (Decrease) from
		June 30, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,466	$1,957	17.0%	$520	4.0%
Precious metals	15,777	1,318	9.1	(1,305)	(7.6)
Derivatives(2)	9,079	(731)	(7.5)	307	3.5

	$38,322	$2,544	7.1%	$(478)	(1.2)%

Trading liabilities:
Securities sold, not yet purchased	$361	$45	14.2%	$18	5.2%
Payable for precious metals	6,853	(105)	(1.5)	(146)	(2.1)
Derivatives(3)	13,661	715	5.5	6,817	99.6

	$20,875	$655	3.2%	$6,689	47.2%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities.

(2)

At September 30, 2012, June 30, 2012 and December 31, 2011, the fair value of derivatives included in trading assets has been reduced by $5.9 billion, $6.2 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)

At September 30, 2012, June 30, 2012 and December 31, 2011, the fair value of derivatives included in trading liabilities has been reduced by $2.3 billion, $2.5 billion and $6.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances increased since June 30, 2012 and December 31, 2011 due to an increase in U.S. Treasury and compared to the prior quarter, corporate and foreign sovereign positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolios. Balances of securities sold, not yet purchased increased since June 30, 2012 and December 31, 2011 due to an increase in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.

Precious metals trading assets decreased at September 30, 2012 compared to December 31, 2011, but increased compared to June 30, 2012. The decrease from December 31, 2011 was due to a reduction in unallocated metal balances held for customers, partially offset by gains in spot metal prices. The increase from June 30, 2012 was primarily due to an increase in spot metal prices as unallocated metal balances held for customers increased

HSBC USA Inc.

modestly. The lower payable for precious metals compared to both June 30, 2012 and December 31, 2011 was due to a decrease in unallocated metal balances held for customers, which was partially offset by an increase in spot metal prices.

Derivative assets balances decreased as compared to June 30, 2012, but increased compared to December 31, 2011. The decrease from June 30, 2012 resulted from a decrease in value of foreign exchange, metals and credit derivatives, as spreads continued to tighten during the quarter, while the increase since December 31, 2011 was mainly from market movements as valuations of interest rate derivatives increased offsetting decreases in value of foreign exchange and credit derivatives. The balances also reflect the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as we continue to actively reduce exposure. The derivative liability balance increased in both periods due to the increase in cash collateral held as well as the increase in interest rate derivative valuations.

Securities  Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. See Note 5, “Securities,” in the accompanying consolidated financial statements for additional information.

Deposits  Deposit balances by major depositor categories at September 30, 2012 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30, 2012	June 30, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$99,458	$(1,533)	(1.5)%	$(2,211)	(2.2)%
Domestic and foreign banks	20,385	3,130	18.1	(241)	(1.2)
U.S. Government, states and political subdivisions	1,035	258	33.2	200	24.0
Foreign governments and official institutions	457	(114)	(20.0)	(998)	(68.6)
Deposits held for sale(1)	-	(3,633)	(100.0)	(15,144)	(100.0)

Total deposits	$121,335	$(1,892)	(1.5)%	$(18,394)	(13.2)%

Total core deposits(2)	$88,509	$(6,682)	(7.0)%	$(15,630)	(15.0)%

(1)	Represents deposits we have agreed to sell to First Niagara.

(2)

We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000. Balances at September 30, 2012, June 30, 2012 and December 31, 2011 include deposits held for sale.

Deposits continued to be a significant source of funding during the first nine months of 2012. Deposits at September 30, 2012 decreased compared to June 30, 2012 and December 31, 2011. As compared with December 31, 2011, the decrease was largely driven by the completion of the sale of 195 retail branches which reduced outstanding deposit levels by $13.2 billion as well as decreases in interest bearing deposits in foreign offices, partially offset by increases in non-interest bearing domestic branch deposits. Compared to June 30, 2012, the decrease in deposits associated with the sale of the remaining 57 retail branches in the third quarter was partially offset by increases in non-interest bearing domestic deposits. Core domestic deposits, which are a substantial source of our core liquidity, decreased during the third quarter and first nine months of 2012 driven by the sale of branches as well as a decrease in institutional transaction account balances.

HSBC USA Inc.

Our strategy for our core retail banking business is to grow our market share and deepen relationships with existing customers in key internationally connected urban markets with a focus on needs based, relationship led wealth and banking services. This strategy includes various initiatives, such as:

•

HSBC Premier, HSBC’s global banking service that offers internationally-minded, mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have decreased to $23.2 billion at September 30, 2012 as compared to $25.4 billion and $29.9 billion at June 30, 2012 and December 31, 2011, respectively, primarily as a result of the sale of branches to First Niagara,

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.

Short-Term Borrowings  Balances at September 30, 2012 increased as compared to June 30, 2012 due largely to increased commercial paper issuance and increased levels of securities sold under agreements to repurchase. Compared to December 31, 2011, short term borrowings declined as a result of decreased levels of securities sold under agreements to repurchase.

Long-Term Debt  Long-term debt at September 30, 2012 increased as compared to June 30, 2012 and December 31, 2011 due to long-term debt issuances totaling $0.6 billion and $5.3 billion in the third quarter and first nine months of 2012, respectively, partially offset by maturities.

Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $35 million and $237 million during the three and nine months ended September 30, 2012, respectively, compared to $179 million and $503 million during the year-ago periods. Total debt outstanding under this program was $4.8 billion at September 30, 2012 and $4.9 billion at December 31, 2011.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $579 million and $5.1 billion during the three and nine months ended September 30, 2012, respectively, compared to $504 million and $1.6 billion during the year-ago periods. Total long-term debt outstanding under this shelf was $8.0 billion and $3.8 billion at September 30, 2012 and December 31, 2011, respectively.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at both September 30, 2012 and December 31, 2011. At September 30, 2012, we had the ability to access further borrowings of up to $4.1 billion based on the amount pledged as collateral with the FHLB.

We have entered into transactions with variable interest entities (“VIEs”) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of a low income housing limited liability partnership VIE under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of this VIE. Debt obligations of the VIE totaling $55 million were included in long-term debt at both September 30, 2012 and December 31, 2011. See Note 19, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

HSBC USA Inc.

Residential Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Number of REO properties at end of period	203	188	201	206	275
Number of properties added to REO inventory in the period	87	88	106	63	57
Average (gain) loss on sale of REO properties(1)	(.2)%	5.9%	.7%	3.8%	2.3%
Average total loss on foreclosed properties(2)	46.8%	48.7%	55.7%	50.7%	57.5%
Average time to sell REO properties (in days)	281	284	378	340	276

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

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first, second and third quarters of 2012, we added 106 properties, 88 properties and 87 properties, respectively, to REO inventory which primarily reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we had received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory will increase during the remainder of 2012 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.

The number of REO properties at September 30, 2012 increased as compared to June 30, 2012 as the volume of properties added to REO inventory exceeded the sales of REO properties during the third quarter. The number of REO properties at September 30, 2012 decreased as compared to December 31, 2011 as the volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the

HSBC USA Inc.

temporary suspension of foreclosures as discussed above, as well as continuing sales of REO properties during the first nine months of 2012. We have resumed processing suspended foreclosure activities where judgment had not yet been entered in substantially all states, although, certain states have received additional focus. We have also begun initiating new foreclosure activities in substantially all states. It will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure.

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

In the following table which summarizes the significant components of net interest income, interest expense includes $50 million for the nine months ended September 30, 2012 and $54 million and $170 million for the three and nine months ended September 30, 2011, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Yield on total earning assets	1.88%	2.21%	2.00%	2.29%
Rate paid on interest bearing liabilities	.91	.85	.84	.92

Interest rate spread	.97	1.36	1.16	1.37
Benefit from net non-interest earning or paying funds	.25	.11	.15	.08

Net interest margin to earning assets(1)	1.22%	1.47%	1.31%	1.45%

HSBC USA Inc.

Significant trends affecting the comparability of net interest income and interest rate spread for the three and nine months ended September 30, 2012 are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount	Interest Rate Spread	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$572	1.36%	$1,640	1.37%
Increase (decrease) in net interest income associated with:
Trading related activities	(29)		(85)
Balance sheet management activities(1)	(10)		(2)
Commercial loans	1		(47)
Deposits	(33)		(55)
Residential mortgage banking	(14)		(29)
Interest on estimated tax exposures	(2)		69
Other activity	30		105

Net interest income/interest rate spread for current year	$515	.97%	$1,596	1.16%

(1)

Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities  Net interest income for trading related activities decreased during the three and nine months ended September 30, 2012 primarily due to lower rates earned on interest earning trading assets.

Balance sheet management activities  Lower net interest income from balance sheet management activities during the three and nine months ended September 30, 2012 reflects the impact of the sale of certain securities for risk management purposes in the first nine months of 2012 as well as the lower interest rate environment.

Commercial loans  Net interest income on commercial loans decreased during the nine months ended September 30, 2012 primarily due to higher funding costs and a lower yield on loans which was partially offset by higher average loan balances due to new business activity as well as lower levels of nonperforming loans. Net interest income was slightly higher in the three month period as the higher funding costs and lower yields were more than offset by the impact of higher average loan balances.

Deposits  Lower net interest income during both periods reflects the impact of lower average balances on interest bearing deposits and improved spreads in the Retail Banking and Wealth Management (“RBWM”) and Commercial Banking (“CMB”) business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends, by the current low rate environment.

Residential mortgage banking  Lower net interest income during the three and nine months ended September 30, 2012 reflects narrower spreads and lower average balances as well as increased deferred cost amortization in 2012 as a result of higher prepayments. The reduction in residential mortgage average outstanding balances primarily as a result of the sale of branches to First Niagara was partially offset by an increase in residential mortgage loans to our Premier customers.

Interest on estimated tax exposures  Higher net interest income during the nine months ended September 30, 2012 resulted from higher interest expense in the prior year periods associated with tax reserves on estimated exposures while during the three month period, interest expense was relatively flat.

Other activity  Net interest income on other activity was higher during the third quarter and first nine months of 2012, largely driven by lower unallocated funding costs.

HSBC USA Inc.

Provision for Credit Losses  The provision for credit losses associated with various loan portfolios is summarized in the following table. Amounts in brackets represent recoveries.

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(11)	$(10)	$(1)	(10.0)%
Business banking and middle market enterprises	18	5	13	100+
Global banking	12	28	(16)	(57.1)
Other commercial	-	(23)	23	100+

Total commercial	19	-	19	100+ %

Consumer:
Residential mortgages, excluding home equity mortgages	33	53	(20)	(37.7)
Home equity mortgages	13	8	5	62.5
Credit card receivables(1)	15	12	3	25.0
Other consumer	4	5	(1)	(20.0)

Total consumer	65	78	(13)	(16.7)

Total provision for credit losses	$84	$78	$6	7.7%

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(36)	$11	$(47)	(100+ )%
Business banking and middle market enterprises	39	(4)	43	100+
Global banking	9	22	(13)	(59.1)
Other commercial	(9)	(33)	24	(72.7)

Total commercial	3	(4)	7	100+

Consumer:
Residential mortgages, excluding home equity mortgages	72	98	(26)	(26.5)
Home equity mortgages	55	31	24	77.4
Credit card receivables(1)	35	32	3	9.4
Other consumer	8	14	(6)	(42.9)

Total consumer	170	175	(5)	(2.9)

Total provision for credit losses	$173	$171	$2	1.2%

(1)	Related to credit card receivables associated with HSBC Bank USA’s legacy credit card program which were not sold to Capital One.

During the three months ended September 30, 2012, we increased our credit loss reserves as the provision for credit losses was $18 million higher than net charge-offs largely reflecting higher loss estimates in our commercial loan and residential mortgage loan portfolios. During the nine months ended September 30, 2012, we decreased our credit loss reserves as the provision for credit losses was $106 million lower than net charge-offs largely reflecting lower loss estimates in our commercial loan and residential mortgage loan portfolios.

In our commercial portfolio, the provision for credit losses was higher in both periods as the prior year periods include a partial recovery of a previously charged-off loan relating to a single client relationship which was partially offset by a specific provision associated with a corporate lending relationship and, in the year-to-date

HSBC USA Inc.

period, a specific provision associated with the downgrade of a specific commercial real estate loan. Excluding these items, our commercial loan provision remained higher in both periods driven largely by increased levels of reserves for risk factors associated with expansion activities in the U.S. and, in the year-to-date period, Latin America. In addition, while we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels in 2012, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships in both years resulted in a higher overall release in loss reserves during the year-ago periods.

The provision for credit losses on residential mortgages including home equity mortgages decreased during the three and nine months ended September 30, 2012 as compared to the year-ago periods, driven by continued improvements in economic and credit conditions including lower dollars of delinquency and improvements in loan delinquency roll rates, partially offset by higher charge-offs in our home equity mortgage portfolio due to an increased volume of loans where we have decided not to pursue foreclosure.

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

Other Revenues  The components of other revenues are summarized in the following table.

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Credit card fees	$18	$31	$(13)	(41.9)%
Other fees and commissions	167	222	(55)	(24.8)
Trust income	22	26	(4)	(15.4)
Trading revenue	113	(107)	220	100+
Other securities gains, net	50	49	1	2.0
HSBC affiliate income:
Fees and commissions	27	24	3	12.5
Other affiliate income	36	25	11	44.0

Total HSBC affiliate income	63	49	14	28.6
Residential mortgage banking revenue(1)	4	34	(30)	(88.2)
Gain (loss) on instruments at fair value and related derivatives	(187)	379	(566)	(100+ )
Gain on sale of branches	103	-	103	100+
Other income:
Valuation of loans held for sale	(12)	(9)	(3)	(33.3)
Insurance	11	3	8	100+
Earnings from equity investments	-	10	(10)	(100.0)
Miscellaneous income	45	(20)	65	100+

Total other income	44	(16)	60	100+

Total other revenues	$397	$667	$(270)	(40.5)%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Credit card fees	$70	$95	$(25)	(26.3)%
Other fees and commissions	530	605	(75)	(12.4)
Trust income	72	83	(11)	(13.3)
Trading revenue	395	243	152	62.6
Other securities gains, net	145	105	40	38.1
HSBC affiliate income:
Fees and commissions	81	78	3	3.8
Other affiliate income	84	73	11	15.1

Total HSBC affiliate income	165	151	14	9.3
Residential mortgage banking revenue(1)	31	48	(17)	(35.4)
Gain (loss) on instruments at fair value and related derivatives	(258)	440	(698)	(100+ )
Gain on sale of branches	433	-	433	100+
Other income:
Valuation of loans held for sale	(15)	(28)	13	46.4
Insurance	15	11	4	36.4
Earnings from equity investments	(1)	29	(30)	(100+ )
Miscellaneous income	45	8	37	100+

Total other income	44	20	24	100+

Total other revenues	$1,627	$1,790	$(163)	(9.1)%

(1)

Includes servicing fees received from HSBC Finance of less than $1 million and $3 million during the three and nine months ended September 30, 2012 and $3 million and $7 million during the three and nine months ended September 30, 2011.

Credit Card Fees  Credit card fees declined in both periods largely due to lower outstanding balances driven by the sale of a portion of the portfolio as part of the sale of 195 retail branches in the second and third quarters of 2012 as well as a trend towards lower late fees due to improved delinquency levels and lower enhancement services revenue.

Other fees and commissions  Other fee-based income decreased during the three and nine month period ended September 30, 2012, reflecting the impact of the sale of 195 retail branches as discussed above and the implementation of new legislation in late 2011 which limits fees paid by retailers to banks on debit card purchases.

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

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Trading revenue	$113	$(107)	$220	100+ %
Net interest income	(10)	20	(30)	(100+ )

Trading related revenue	$103	$(87)	$190	100+ %

Business:
Derivatives(1)	$57	$(136)	$193	100+ %
Balance sheet management	(3)	(21)	18	85.7
Foreign exchange	44	55	(11)	(20.0)
Precious metals	11	33	(22)	(66.7)
Global banking	1	(1)	2	100+
Other trading	(7)	(17)	10	58.8

Trading related revenue	$103	$(87)	$190	100+ %

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Trading revenue	$395	$243	$152	62.6%
Net interest income	(27)	63	(90)	(100+ )

Trading related revenue	$368	$306	$62	20.3%

Business:
Derivatives(1)	$146	$134	$12	9.0%
Balance sheet management	(6)	(32)	26	81.3
Foreign exchange	166	150	16	10.7
Precious metals	52	77	(25)	(32.5)
Global banking	3	(1)	4	100+
Other trading	7	(22)	29	100+

Trading related revenue	$368	$306	$62	20.3%

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.

Trading revenue increased during the three and nine months ended September 30, 2012 as a result of improved credit market conditions which reflected tighter credit spreads and led to higher derivative trading revenue from favorable price variation and reserve releases. Balance sheet management and other trading activities also contributed to higher revenue during both periods. These increases were partially offset by lower revenue from precious metals during both periods due to a decline in trading volumes and, in the three month period, foreign exchange due to lower volatility.

Trading revenue related to derivatives products increased in both periods from tightening credit spreads and significant reserve releases related to counterparty exposures on structured credit products. Partially offsetting

HSBC USA Inc.

these increases in the nine month period ended September 30, 2012 were losses associated with the termination of certain structured credit exposures in advance of their scheduled maturity dates.

Trading revenue related to balance sheet management activities increased during the three and nine months ended September 30, 2012 primarily as economic hedge positions improved due to changes in rates.

Foreign exchange trading revenue increased during the nine months ended September 30, 2012 from increased trading volumes, but decreased during the three month period due to decreased trading volumes and price volatility.

Precious metals trading revenues decreased during the three and nine months ended September 30, 2012 as a result of lower metals price volatility and a decline in trading volumes.

Global banking trading revenue increased during the three and nine months ended September 30, 2012 mainly from the change in the valuation of credit default swaps.

Other trading revenue improved in both periods from movements in interest rate curves used to value certain instruments and valuation reserve releases.

Other Securities Gains, Net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the third quarter and first nine months of 2012, we sold $3.0 billion and $10.4 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and recognized gains of $59 million and $260 million and losses of $9 million and $115 million, respectively, which is included as a component of other security gains, net above. During the third quarter and first nine months of 2011, we sold $3.3 billion and $17.0 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $73 million and $213 million and losses of $24 million and $108 million, respectively. Gross realized gains and losses from sales of securities are summarized in Note 5, “Securities,” in the accompanying consolidated financial statements.

Servicing and other fees from HSBC affiliates  increased during the three and nine month periods ended September 30, 2012 due to an increase in payment and cash management fees generated from affiliates.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$48	$62	$(14)	(22.6)%

Servicing related income:
Servicing fee income	21	27	(6)	(22.2)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(5)	(110)	105	95.5
Realization of cash flows	(14)	(23)	9	39.1
Trading – Derivative instruments used to offset changes in value of MSRs	7	130	(123)	(94.6)

Total servicing related income	9	24	(15)	(62.5)

Originations and sales related income (loss):
Gains on sales of residential mortgages	24	4	20	100+
Provision for repurchase obligations	(28)	(1)	(27)	(100+ )
Trading and hedging activity	(4)	3	(7)	(100+ )

Total originations and sales related income (loss)	(8)	6	(14)	(100+ )

Other mortgage income	3	4	(1)	(25.0)

Total residential mortgage banking revenue included in other revenues	4	34	(30)	(88.2)

Total residential mortgage banking related revenue	$52	$96	$(44)	(45.8)%

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$150	$179	$(29)	(16.2)%

Servicing related income:
Servicing fee income	68	83	(15)	(18.1)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(20)	(132)	112	84.8
Realization of cash flows	(46)	(57)	11	19.3
Trading – Derivative instruments used to offset changes in value of MSRs	33	155	(122)	(78.7)

Total servicing related income	35	49	(14)	(28.6)

Originations and sales related income (loss):
Gains on sales of residential mortgages	57	27	30	100+
Provision for repurchase obligations	(81)	(41)	(40)	(97.6)
Trading and hedging activity	-	(8)	8	100+

Total originations and sales related income (loss)	(24)	(22)	(2)	(9.1)

Other mortgage income	20	21	(1)	(4.8)

Total residential mortgage banking revenue included in other revenues	31	48	(17)	(35.4)

Total residential mortgage banking related revenue	$181	$227	$(46)	(20.3)%

HSBC USA Inc.

Lower net interest income in both periods reflects narrower spreads as well as increased deferred cost amortization in 2012 as a result of higher prepayments. The reduction in residential mortgage average outstanding balances primarily as a result of the sale of branches to First Niagara was partially offset by an increase in residential mortgage loans to our Premier customers. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income decreased in the three and nine months ended September 30, 2012 driven by lower servicing income as the average serviced loan portfolio decreased and, in the three month period, a decline in net hedged MSR performance.

Originations and sales related income (loss) declined in the three and nine months ended September 30, 2012 driven by higher loss provisions for loan repurchase obligations associated with loans previously sold partially offset by increased gains on individual loan sales. During the three and nine months ended September 30, 2012, we recorded a charge of $28 million and $81 million, respectively, due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $1 million and $41 million recorded in the year-ago periods for such exposure.

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

Gain on sale of branches  As discussed above, in May 2012, we completed the sale of 138 non-strategic retail branches to First Niagara and recognized a pre-tax gain, net of allocated non-deductible goodwill, of $330 million. In the third quarter of 2012, we completed the sale of the remaining 57 non-strategic retail branches to First Niagara and recognized an additional pre-tax gain, net of allocated non-deductible goodwill, of $103 million.

Valuation of loans held for sale  Valuation adjustments on loans held for sale improved in the nine month period ended September 30, 2012 due to lower average balances and reduced volatility. During the three month period ended September 30, 2012, valuation adjustments increased slightly due to adjustments to the carrying value based on sale activity in the quarter. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $94 million and $181 million as of September 30, 2012 and December 31, 2011, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).

Other Income  Excluding the valuation of loans held for sale as discussed above, other income increased during the three and nine months ended September 30, 2012 due to higher miscellaneous income driven by higher income associated with fair value hedge ineffectiveness, partially offset by lower earnings from equity investments driven by the sale in the fourth quarter of 2011 of our equity investment in a joint venture.

HSBC USA Inc.

Operating Expenses  The components of operating expenses are summarized in the following tables.

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Salaries and employee benefits:
Salaries	$143	$164	$(21)	(12.8)%
Employee benefits	64	102	(38)	(37.3)

Total salaries and employee benefits	207	266	(59)	(22.2)

Occupancy expense, net	60	73	(13)	(17.8)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	5	8	(3)	(37.5)
Fees paid to HMUS	81	70	11	15.7
Fees paid to HTSU	237	279	(42)	(15.1)
Fees paid to other HSBC affiliates	39	55	(16)	(29.1)

Total support services from HSBC affiliates	362	412	(50)	(12.1)

Expense accrual related to certain regulatory matters	800	-	800	100+

Other expenses:
Equipment and software	11	11	-	-
Marketing	12	16	(4)	(25.0)
Outside services	30	19	11	57.9
Professional fees	28	36	(8)	(22.2)
Postage, printing and office supplies	2	3	(1)	(33.3)
Off-balance sheet credit reserves	(7)	(2)	(5)	(100+ )
FDIC assessment fee	21	16	5	31.3
Insurance business	2	-	2	100+
Miscellaneous	89	71	18	25.4

Total other expenses	188	170	18	10.6

Total operating expenses	$1,617	$921	$696	75.6%

Personnel – average number	8,168	9,785
Efficiency ratio	178.28%	71.51%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Salaries and employee benefits:
Salaries	$457	$490	$(33)	(6.7)%
Employee benefits	276	362	(86)	(23.8)

Total salaries and employee benefits	733	852	(119)	(14.0)

Occupancy expense, net	176	209	(33)	(15.8)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	22	27	(5)	(18.5)
Fees paid to HMUS	227	192	35	18.2
Fees paid to HTSU	711	725	(14)	(1.9)
Fees paid to other HSBC affiliates	140	148	(8)	(5.4)

Total support services from HSBC affiliates	1,100	1,092	8	.7

Expense accrual related to certain regulatory matters	1,500	-	1,500	100+

Other expenses:
Equipment and software	33	130	(97)	(74.6)
Marketing	37	53	(16)	(30.2)
Outside services	77	49	28	57.1
Professional fees	89	99	(10)	(10.1)
Postage, printing and office supplies	10	11	(1)	(9.1)
Off-balance sheet credit reserves	(19)	(27)	8	29.6
FDIC assessment fee	75	87	(12)	(13.8)
Insurance business	4	-	4	100+
Miscellaneous	209	187	22	11.8

Total other expenses	515	589	(74)	(12.6)

Total operating expenses	$4,024	$2,742	$1,282	46.8%

Personnel – average number	8,579	9,731
Efficiency ratio	123.47%	76.51%

Salaries and employee benefits  Salaries and employee benefits expense decreased during both periods driven by the impact of the sale of 195 non-strategic retail branches completed in the second and third quarters of 2012 and continued cost management efforts, partially offset by higher salaries expense relating to expansion activities associated with certain businesses.

Occupancy expense, net  Occupancy expense decreased in both periods reflecting lower rent and lower utilities costs, including the impact of the retail branch sales as discussed above, as well as the commencement of the recognition of a $117 million deferred gain on the sale of our 452 Fifth Avenue headquarters building which began in April 2012 and is being recognized over the eight year remaining life of our lease at the time of commencement. In addition, occupancy expense in both 2011 periods includes $11 million relating to the write-off of leasehold improvements associated with the consolidation of certain retail branch offices.

Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to

HSBC USA Inc.

HSBC Finance for servicing nonconforming residential mortgage loans and, prior to May 1, 2012, certain credit card receivables. Higher support services from HSBC affiliates in the year-to-date period reflects higher fees paid to HMUS, primarily related to compliance costs, partially offset by lower fees paid to HTSU as increased costs relating to compliance, including costs associated with our AML/BSA and foreclosure remediation activities was more than offset by workforce reductions in certain shared services functions which resulted in lower allocated costs for these functions. Support services from HSBC affiliates declined in the three month period ended September 30, 2012 as lower HTSU charges for non-compliance shared services reflecting the impact of continued cost management efforts as well as lower compliance charges and lower fees paid to HSBC Finance, who no longer services our credit card portfolio, more than offset the higher fees paid to HMUS for compliance. Compliance costs reflected in support services from affiliates totaled $68 million and $232 million in the three and nine months ended September 30, 2012 compared to $79 million and $156 million in the year-ago periods.

Expense accrual related to certain regulatory matters  Included in the three and nine months ended September 30, 2012 is an expense accrual related to certain regulatory matters of $800 million and $1.5 billion, respectively. See Note 21, “Litigation and Regulatory Matters” for the additional information.

Marketing expenses  Lower marketing and promotional expenses in both periods resulted from continued optimization of marketing spend as a result of general cost saving initiatives.

Other expenses  Other expenses (excluding marketing expenses) includes in the year-to-date period, a reduction of $9 million in estimated costs associated with penalties related to foreclosure delays involving loans serviced for government sponsored enterprises (“GSEs”) and other third parties previously accrued and in the year-to-date 2011 period, a charge of $94 million included within equipment and software relating to the impairment of certain previously capitalized software development costs. Excluding these amounts, other expenses were higher in both periods, largely due to higher outside services fees and higher litigation expenses.

Efficiency ratio  Our efficiency ratio from continuing operations was 178.28 percent and 123.47 percent during the three and nine months ended September 30, 2012, respectively, compared to 71.51 percent and 76.51 percent during the year-ago periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting. Also impacting the efficiency ratio in both 2012 periods was the gain from the sale of certain non-strategic retail branches as well as an expense accrual related to certain regulatory matters and, in the prior year-to-date period, the impairment of certain software development costs as well as in both prior year periods, the impairment of leasehold improvements associated with certain branch closures as discussed above. Excluding the impact of these items, our efficiency ratio for the three and nine months ended September 30, 2012 improved to 83.79 percent and 82.24 percent, respectively, compared to 104.48 percent and 84.30 percent in the year-ago periods as other revenues increased while operating expenses declined. While operating expenses adjusted for the items above declined in both periods, driven by the impact of our retail branch divestitures and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.

HSBC USA Inc.

Segment Results – IFRSs Basis

We have four distinct segments that are utilized for management reporting and analysis purposes. The segments, which are generally based upon global businesses, are described under Item 1, “Business” in our 2011 Form 10-K.

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

We continued to direct resources towards the growth of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. We remain focused on providing differentiated premium services to internationally-minded, mass affluent and upwardly mobile customers. In order to align our retail network to increase focus on our strategy of internationally minded markets and customers, we announced in August of 2011 the sale of 195 retail branches in our non-strategic upstate New York region, of which 138 were sold in May 2012, and 57 were sold in the third quarter of 2012.

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

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$209	$259	$(50)	(19.3)%
Other operating income	138	148	(10)	(6.8)

Total operating income	347	407	(60)	(14.7)
Loan impairment charges	72	76	(4)	(5.3)

	275	331	(56)	(16.9)
Operating expenses	368	368	-	-

Profit (loss) before tax	$(93)	$(37)	$(56)	(100+ )%

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$653	$756	$(103)	(13.6)%
Other operating income	497	337	160	47.5

Total operating income	1,150	1,093	57	5.2
Loan impairment charges	174	166	8	4.8

	976	927	49	5.3
Operating expenses	1,010	1,187	(177)	(14.9)

Profit (loss) before tax	$(34)	$(260)	$226	86.9%

Our RBWM segment reported a higher loss before tax during the three months ended September 30, 2012, reflecting lower net interest income and lower other operating income, partially offset by lower loan impairment charges. Our RBWM segment reported a lower loss before tax during the nine months ended September 30, 2012, reflecting higher other operating income and lower operating expenses, partially offset by lower net interest income and higher loan impairment charges.

Net interest income was lower during the three and nine months ended September 30, 2012 driven by lower deposit margins primarily as a result of lower returns related to deposits held for sale to First Niagara due to their short term nature, lower deposit balances as a result of the sale as well as a continued low interest rate environment. In addition, there were narrower spreads as well as increased deferred cost amortization in 2012 as a result of higher prepayments on lower residential mortgage average balances primarily as a result of the sale of branches to First Niagara which were partially offset by an increase in residential mortgage loans to our Premier customers.

Other operating income included a gain from the sale of certain branches to First Niagara totaling $59 million and $238 million in the three and nine months ended September 30, 2012, respectively. Excluding the gain on the sale of certain branches, other operating income decreased in both periods driven by higher provisions for mortgage loan repurchase obligations associated with previously sold loans and a reduction in debit card fee income as a result of the implementation of new legislation which caps fees paid by retailers to banks for debit card purchases. These items were partially offset by improved gains on sales of loans sold to GSEs.

Loan impairment charges increased in the year-to-date period, driven by increased mortgage reserves as a result of increasing foreclosure time frames and higher charge-offs on home equity loans. Loan impairment charges decreased in the three month period ended September 30, 2012 primarily due to slightly lower charge offs.

HSBC USA Inc.

Operating expenses in the nine month period ended September 30, 2011 included the impairment of previously capitalized software development costs, which resulted in a charge of $73 million. The three and nine month periods ended September 30, 2012 included a $44 million litigation charge and in the nine month period a $9 million reduction in estimated cost associated with penalties related to foreclosure delays involving loans serviced for GSEs. Excluding these amounts, operating expenses remained lower in both periods primarily due to the sale of the 195 branches to First Niagara as well as a decrease in expenses in our retail banking business driven by several cost reduction initiatives primarily optimizing staffing in the branch network and administrative areas as well as reduced marketing spend. In addition, there were lower FDIC assessments beginning in the second quarter of 2011 as assessments are now based on assets rather than deposits. Partially offsetting these improvements in operating expense were transaction costs associated with our announced branch sale as well as increased compliance costs and a $16 million reduction in the amount of branch costs allocated to Commercial Banking in the third quarter of 2012 based upon an updated cost study.

Commercial Banking (“CMB”)  Our Commercial Banking segment serves three client groups, notably Middle Market Enterprises, Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services as well as foreign companies in need of U.S. products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network as well as through cross-selling products of our Global Banking and Markets segment, consistent with our global strategy of cross-sale to other customer groups. In 2012, we continued to invest in this business and focus on expanding our core proposition and proactively target companies with international banking requirements which increased the number of relationship managers in areas with strong international connectivity including the west coast, Midwest, Texas and Florida.

During the first nine months of 2012, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. Both an increase in demand for loans as well as new loan originations have resulted in an 20 percent increase in loans outstanding to middle-market customers since December 31, 2011. The business banking loan portfolio has seen a 30 percent decrease in loans outstanding since December 31, 2011 resulting from the sale of 195 branches in the non-strategic upstate New York region. The commercial real estate group is focusing on selective business opportunities and portfolio management, which resulted in a slight increase in outstanding loans for this portfolio since December 31, 2011. Average customer deposit balances across all CMB business lines during the nine months ended September 30, 2012 increased 5 percent compared to the year-ago period with the impact of the branch sale more than offset by underlying growth. Total average loans increased 16 percent as compared to the year-ago period.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$168	$180	$(12)	(6.7)%
Other operating income	173	114	59	51.8

Total operating income	341	294	47	16.0
Loan impairment charges (recoveries)	6	(5)	11	100+

	335	299	36	12.0
Operating expenses	175	177	(2)	(1.1)

Profit before tax	$160	$122	$38	31.1%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$490	$527	$(37)	(7.0)%
Other operating income	578	325	253	77.8

Total operating income	1,068	852	216	25.4
Loan impairment charges (recoveries)	(3)	7	(10)	(100+ )

	1,071	845	226	26.7
Operating expenses	550	553	(3)	(0.5)

Profit before tax	$521	$292	$229	78.4%

Our CMB segment reported higher profit before tax during the three and nine months ended September 30, 2012 as higher other operating income and lower operating expenses were partially offset by lower net interest income. Loan impairment charges (recoveries) were higher in the three months period ended September 30, 2012 and were lower in the nine month ended September 30, 2012.

Net interest income in both periods was lower reflecting higher funding costs, partially offset by the favorable impact of higher loans.

Other operating income in the three and nine months ended September 30, 2012 reflects a $65 million and $278 million gain, respectively, from the sale of certain branches to First Niagara. Excluding the gain, other operating income was lower in both periods due to lower interchange and deposit service fees.

Loan impairment charges in the prior year-to-date period included a specific provision on an individual commercial real estate loan. Excluding the impact of the specific provision, loan impairment charges increased in both periods due to a lower level of recoveries compared to 2011 on troubled debt restructures in commercial real estate and middle market enterprises.

Operating expense decreased during the three and nine months ended September 30, 2012 as higher expenses relating to staffing increases to support growth as well as higher infrastructure costs such as compliance and technology costs were more than offset by lower branch network charges including a $16 million reduction in the amount of branch costs allocated from RBWM in the third quarter of 2012 based upon an updated cost study. The prior nine month period also reflect a $19 million impairment charge associated with previously capitalized as software development costs.

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

HSBC USA Inc.

We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher average loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other global businesses. Global Banking and Markets segment results during the first nine months of 2012 were affected by improved U.S. credit market conditions, which led to increased income from improved valuations of structured credit products which we no longer offer. Our risk management efforts to improve the credit quality of our corporate lending relationships, as well as increased liquidity costs on unused commitments, has resulted in a slight tightening of average spreads, that was more than offset by higher revenue from growth in loan balances. Revenue improvements in the first nine months of 2012 in payments and cash management and foreign exchange as well as higher gains on sales of investment portfolio securities were partially offset by a decline in revenue from rates and credit derivatives. Additionally, other global markets revenue declined due to fair value adjustments on structure note debt issuances.

The following table summarizes IFRSs Basis results for the GBM segment:

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$129	$120	$9	7.5%
Other operating income	251	67	184	100+

Total operating income	380	187	193	100+
Loan impairment charges	6	28	(22)	(78.6)

	374	159	215	100+
Operating expenses	249	270	(21)	(7.8)

Profit before tax	$125	$(111)	$236	100+ %

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$439	$382	$57	14.9%
Other operating income	742	756	(14)	(1.9)

Total operating income	1,181	1,138	43	3.8
Loan impairment charges (recoveries)	(2)	1	(3)	(100+ )

	1,183	1,137	46	4.0
Operating expenses	744	735	9	1.2

Profit before tax	$439	$402	$37	9.2%

Our GBM segment reported a higher profit before tax during the three months ended September 30, 2012 driven by higher net interest income, higher other operating income, lower loan impairment charges and lower operating expenses. Higher profit before tax during the nine months ended September 30, 2012 was driven by higher net interest income and lower loan impairment charges (recoveries), partially offset by lower other operating income and higher operating expenses.

Net interest income increased during both periods due to higher corporate loan and investment balances, partially offset by lower credit spreads on corporate loans as the business continues to manage down high risk credit exposures and increased cost related to liquidity facilities.

HSBC USA Inc.

Other operating income increased in the three months ended September 30, 2012 due to an increase in the value of certain structured credit and interest rate derivative exposures, and increased income from payments and cash management generated from services to affiliates. These increases were partially offset by lower revenue from foreign exchange and metals driven by a reduction in metals trading volumes and price volatility, lower gains from the sale of investment portfolio securities and a decrease in other transaction services revenue resulting from the transfer of our fund service business to an affiliate entity. Other operating income decreased in the nine months ended September 30, 2012 due to lower revenue from foreign exchange and metals driven by a reduction in metals trading volumes and price volatility, losses from fair value adjustments on our structured notes liabilities and a decline in other transaction services revenue resulting from the transfer of our fund services business to an affiliate entity. These declines were partially offset by higher income from higher gains on sales of investments portfolio securities and increased income from payments and cash management generated from services to affiliates.

Other operating income reflected gains on structured credit products of $48 million and $72 million during the three and nine months ended September 30, 2012 compared to losses of $80 million and gains of $62 million during the year-ago periods. Included in structured credit products were exposures to monoline insurance companies that resulted in gains of $16 million and $6 million during the three and nine months ended September 30, 2012, respectively, compared to losses of $16 million and a gains of $16 million during the year-ago periods, respectively. Valuation losses of $2 million and $6 million during the three and nine months ended September 30, 2012, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale compared to valuation losses of $9 million and $22 million in year-ago periods.

Loan impairment charges decreased during the three and nine month periods due to reductions in higher risk rated loan balances and the stabilization of credit downgrades. In addition, the year-to-date period reflects the impairment of a credit facility in the second quarter of 2012.

Operating expense decreased during the three months ended September 30, 2012 from lower staff costs as a result of lower average headcount levels as well as lower compliance costs. Operating expenses increased during the nine month period driven by higher compliance costs associated with our AML/BSA remediation activities and higher technology expenses, partially offset by decreased staff costs as a result of lower headcount and reduced performance based costs.

HSBC USA Inc.

The following table summarizes on an IFRSs Basis, the impact of key activities on total operating income of the Global Banking and Markets segment.

Three Months Ended September 30,	2012	2011
	(in millions)
Foreign exchange and metals	$78	$122
Credit(1)	41	(103)
Rates	20	(13)
Equities	3	5
Other Global Markets	(25)	(23)

Total Global Markets	117	(12)

Financing	48	54
Payments and cash management	93	79
Other transaction services	13	26

Total Global Banking	154	159

Balance sheet management	108	49

Other	1	(9)

Total operating income	$380	$187

Nine Months Ended September 30,	2012	2011
	(in millions)
Foreign exchange and metals	$284	$322
Credit(1)	51	51
Rates	117	115
Equities	11	11
Other Global Markets	(66)	(42)

Total Global Markets	397	457

Financing	126	125
Payments and cash management	263	227
Other transaction services	64	84

Total Global Banking	453	436

Balance sheet management	336	243

Other	(5)	2

Total operating income	$1,181	$1,138

(1)

Credit includes a gain of $43 million and $56 million in the three and nine months ended September 30, 2012, respectively, and a loss of $89 million and a gain of $54 million in the three and nine months ended September 30, 2011, respectively, of structured credit products which we no longer offer.

Private Banking (“PB”)  As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During the first nine months of 2012, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates.

Average client deposit levels increased $610 million or 5 percent compared to the prior year quarter due to large deposits from domestic and international market customers. Total average loans increased 20 percent compared to the prior year quarter from growth in both commercial lending and tailored mortgage products. Overall period end client assets were higher by $2.6 billion compared to the prior year quarter mainly due to increases in various

HSBC USA Inc.

PB wealth management products, investment products and deposits. The benefit from these improvements in 2012 however were offset by lower spread on new loans due to lower risk appetite, lower fees on investment products due to clients moving to more risk adverse investments and lower recoveries on previously charged-off loans.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$45	$44	$1	2.3%
Other operating income	26	27	(1)	(3.7)

Total operating income	71	71	-	-
Loan impairment charges (recoveries)	2	(24)	26	100+

	69	95	(26)	(27.4)
Operating expenses	57	65	(8)	(12.3)

Profit before tax	$12	$30	$(18)	60.0)%

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$137	$134	$3	2.2%
Other operating income	83	97	(14)	(14.4)

Total operating income	220	231	(11)	(4.8)
Loan impairment charges (recoveries)	(3)	(34)	31	91.2

	223	265	(42)	(15.8)
Operating expenses	178	194	(16)	(8.2)

Profit before tax	$45	$71	$(26)	36.6)%

Our PB segment reported lower profit before tax during the three and nine months ended September 30, 2012 driven by lower other operating income and lower recoveries of loan impairment charges partially offset by higher net interest income and lower operating expenses.

Net interest income was slightly higher during both periods due to improved volumes of banking and lending as well as improved spreads on products.

Other operating income was lower in both periods reflecting lower fees on managed and structured investment products, funds fees, custody fees and the loss of income due to the sale of our equity interest in Guernsey investments.

Recoveries on loan impairment charges were lower in both periods while continued improved credit conditions and client credit ratings favorably impacted all periods, these factors were more pronounced in the prior periods leading to an overall reduction in recoveries compared to 2012.

Operating expenses decreased during both periods due to lower staff costs and lower support service costs.

Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, the offset to funding credits provided to CMB for holding certain investments, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures and in both 2012 periods, an expense accrual for certain regulatory matters.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$(9)	$(6)	$(3)	(50.0)%
Gain on own debt designated at fair value and related derivatives	(186)	400	(586)	(100+	)
Other operating loss	(15)	(20)	5	25.0

Total operating loss	(210)	374	(584)	(100+	)
Loan impairment charges	-	-	-	-

	(210)	374	(584)	(100+	)
Operating expenses	823	14	809	100+

Profit (loss) before tax	$(1,033)	$360	$(1,393)	(100+	)%

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$(19)	$(73)	$54	74.0%
Gain (loss) on own debt designated at fair value and related derivatives	(289)	407	(696)	(100+	)
Other operating loss	(52)	(44)	(8)	(18.2)

Total operating loss	(360)	290	(650)	(100+	)
Loan impairment charges	-	-	-	-

	(360)	290	(650)	(100+	)
Operating expenses	1,565	51	1,514	100+

Loss before tax	$(1,925)	$239	$(2,164)	(100+	)%

Profit (loss) before tax decreased $1.4 billion and $2.2 billion in the three and nine months ended September 30, 2012, respectively, driven largely by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected as well as, in the three and nine months ended September 30, 2012, an expense accrual related to certain regulatory matters totaling $800 million and $1.5 billion, respectively. Net interest income was higher in the nine month period due to a reduction in interest expense associated with changes in estimated tax exposures.

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

Probable losses for pools of homogeneous consumer loans which do not qualify as troubled debt restructures are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends.

HSBC USA Inc.

The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by month (bucket) over a specified time period. Each “bucket” represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Contractual delinquency is a method for determining aging of past due accounts based on the status of payments under the loan. The roll percentages are converted to reserve requirements for each delinquency period (i.e., 30 days, 60 days, etc.). Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The calculations are performed monthly and are done consistently from period to period. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. For consumer loans which have been identified as troubled debt restructures, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loan’s original effective interest rates.

As discussed above, we estimate probable losses for consumer loans and certain small balance commercial loans which do not qualify as troubled debt restructures using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these loans collectively evaluated for impairment using a roll rate migration analysis which approximates less than 12 months of loss coverage in the allowance for credit losses for certain loan products. A loss coverage of 12 months in our allowance for credit losses would be more aligned with U.S. bank industry practice. Our regulators have indicated they would like us to more closely align our loss coverage period with industry practice. During the fourth quarter of 2012, we will review our estimate of loss emergence to determine what changes should be made to our credit loss estimate which could result in an increase to our allowance for credit losses in the fourth quarter of 2012 in an amount that is not expected to exceed 15 percent of our total allowance for credit losses at September 30, 2012.

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

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Allowance for credit losses	$637	$619	$743

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.82%	.91%	1.31%
Consumer:
Residential mortgages, excluding home equity mortgages	1.33	1.27	1.36
Home equity mortgages	1.76	1.91	2.03
Credit card receivables	4.27	3.96	4.71
Other consumer loans	2.28	2.00	2.52

Total consumer loans	1.54	1.50	1.65

Total	1.04%	1.10%	1.43%

Net charge-offs(1)(2):
Commercial	722.92%	1,062.50%	850.00%
Consumer	135.51	106.90	120.40

Total	243.13%	211.26%	246.03%

Nonperforming loans(1):
Commercial	52.02%	51.75%	52.68%
Consumer	25.82	28.79	31.39

Total	35.59%	38.07%	41.32%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and nine months ended September 30, 2012 and 2011 are summarized in the following table:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2012:
Allowance for credit losses – beginning of period	$198	$80	$44	$18	$188	$47	$31	$13	$619
Provision charged to income	(11)	18	12	-	33	13	15	4	84
Charge offs	(9)	(8)	-	-	(24)	(18)	(14)	(3)	(76)
Recoveries	3	2	-	-	3	-	2	-	10

Net charge offs	(6)	(6)	-	-	(21)	(18)	(12)	(3)	(66)

Allowance for credit losses – end of period	$181	$92	$56	$18	$200	$42	$34	$14	$637

Three Months Ended September 30, 2011:
Allowance for credit losses – beginning of period	$229	$96	$110	$21	162	$62	$44	$23	$747
Provision charged to income	(10)	5	28	(23)	53	8	12	5	78
Charge offs	(3)	(11)	-	-	(24)	(15)	(16)	(6)	(75)
Recoveries	1	3	-	20	1	-	3	1	29

Net charge offs	(2)	(8)	-	20	(23)	(15)	(13)	(5)	(46)
Allowance on loans transferred to held for sale	-	(10)	-		(4)	(6)	(6)	(4)	(30)
Allowance for credit losses – end of period	$217	$83	$138	$18	$188	$49	$37	$19	$749

Nine Months Ended September 30, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(36)	39	9	(9)	72	55	35	8	173
Charge offs	(12)	(31)	(84)	-	(73)	(65)	(47)	(17)	(329)
Recoveries	17	6	-	6	9	-	7	5	50

Net charge offs	5	(25)	(84)	6	(64)	(65)	(40)	(12)	(279)

Allowance for credit losses – end of period	$181	$92	$56	$18	$200	$42	$34	$14	$637

Nine Months Ended September 30, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged to income	11	(4)	22	(33)	98	31	32	14	171
Charge offs	(46)	(44)	-	(2)	(78)	(53)	(56)	(21)	(300)
Recoveries	9	9	-	21	4	-	9	4	56

Net charge offs	(37)	(35)	-	19	(74)	(53)	(47)	(17)	(244)
Allowance on loans transferred to held for sale	-	(10)	-	-	(3)	(6)	(6)	(5)	(30)
Allowance for credit losses – end of period	$217	$83	$138	$18	$188	$49	$37	$19	$749

The allowance for credit losses at September 30, 2012 increased $18 million, or 2.9 percent as compared to June 30, 2012 and decreased $106 million, or 14.3 percent as compared to December 31, 2011. The increase since June 30, 2012 was driven by increased levels of reserves on commercial loans for risk factors associated

HSBC USA Inc.

with expansion activities in the U.S. as well as higher loss estimates on residential mortgage loan troubled debt restructures. The decrease from December 31, 2011 was driven largely by lower loss estimates in our commercial loan portfolio. Reserve requirements in our commercial loan portfolio have declined since December 31, 2011 due to reductions in certain global banking exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Our allowance for credit losses in our consumer loan portfolio also declined due to continued improvements in credit quality including lower delinquency levels as well as lower levels of credit card and other consumer loans outstanding, partially offset by increased reserve requirements associated with higher levels of residential mortgage loan receivables. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of economic recovery in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, a housing market which is slow to recover.

The allowance for credit losses as a percentage of total loans at September 30, 2012 decreased as compared to December 31, 2011 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs increased as compared to June 30, 2012, driven largely by higher levels of allowance relating to consumer loans, while consumer loan net charge-offs declined. This was partially offset by the impact of slightly higher commercial loan charge-offs in the third quarter of 2012 while the commercial allowance for credit losses remained relatively flat. The allowance for credit losses as a percentage of net charge-offs remained relatively flat as compared to December 31, 2011.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	September 30, 2012		June 30, 2012		December 31, 2011
	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	(dollars are in millions)
Commercial(2)	$347	69.27%	$340	66.74%	$442	64.88%
Consumer:
Residential mortgages, excluding home equity mortgages	200	24.55	188	26.32	192	27.21
Home equity mortgages	42	3.88	47	4.38	52	4.94
Credit card receivables	34	1.30	31	1.40	39	1.60
Other consumer	14	1.00	13	1.16	18	1.37

Total consumer	290	30.73	279	33.26	301	35.12

Total	$637	100.00%	$619	100.00%	$743	100.00%

(1)	Excludes loans held for sale.

(2)

Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) since December 31, 2011, are summarized in the following table:

	September 30, 2012	June 30, 2012	December 31, 2011
	(in millions)
On-balance sheet allowance:
Specific	$127	$131	$213
Collective	167	168	207
Unallocated	53	41	22

Total on-balance sheet allowance	347	340	442

Off-balance sheet allowance	145	151	155

Total commercial allowances	$492	$491	$597

HSBC USA Inc.

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $145 million, $151 million and $155 million at September 30, 2012, June 30, 2012 and December 31, 2011, respectively. The related provision is recorded as a component of other expense within operating expenses. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements” in this MD&A.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Dollars of Delinquency:
Commercial	$217	$226	$460
Consumer:
Residential mortgage, excluding home equity mortgages(1)	1,100	1,107	1,101
Home equity mortgages	67	62	99

Total residential mortgages(2)	1,167	1,169	1,200
Credit card receivables	22	23	28
Other consumer	29	28	30

Total consumer	1,218	1,220	1,258

Total	$1,435	$1,446	$1,718

Delinquency Ratio:
Commercial	.50%	.59%	1.33%
Consumer:
Residential mortgage, excluding home equity mortgages	7.04	7.16	7.19
Home equity mortgages	2.81	2.33	2.89

Total residential mortgages(2)	6.48	6.45	6.41
Credit card receivables	2.76	2.62	2.25
Other consumer	4.26	3.68	3.17

Total consumer	6.25	6.18	6.01

Total	2.30%	2.49%	3.09%

(1)

At September 30, 2012, June, 2012 and December 31, 2011, residential mortgage loan delinquency includes $970 million, $938 million and $803 million, respectively, of loans that are carried at the lower of cost or net realizable value.

(2)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Dollars of Delinquency:
Interest-only loans	$121	$120	$133
ARM loans	403	423	452
Delinquency Ratio:
Interest-only loans	3.03%	3.03%	3.37%
ARM loans	3.94	4.16	4.53

Our total two-months-and-over contractual delinquency ratio decreased 19 basis points compared to the prior quarter. Our two-months-and-over contractual delinquency ratio for consumer loans increased 7 basis points to 6.25 percent at September 20, 2012 as compared to 6.18 percent at June 30, 2012, due to lower receivable levels

HSBC USA Inc.

driven by a $355 million decline in residential mortgage loans held for sale during the quarter, a substantial majority of which were less than 60 days delinquent, while residential mortgage dollars of delinquency remained flat, reflecting the continued impact of our decision in late 2010 to suspend new foreclosure proceedings which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account. Overall delinquency levels also continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, a housing market which is slow to recover.

Our commercial two-months-and-over contractual delinquency ratio decreased 9 basis points since June 30, 2012 driven by lower dollars of commercial loan delinquency due to improved credit quality and higher overall outstanding loan balances.

Compared to December 31, 2011, our two-months-and-over contractual delinquency ratio decreased 79 basis points largely due to lower dollars of contractual delinquency and improved credit conditions and higher overall outstanding loan balances.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	September 30, 2012	June 30, 2012	September 30, 2011
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$6	$2	$2
Business banking and middle market enterprises	6	11	8
Other commercial	-	(5)	(20)

Total commercial	12	8	(10)

Consumer:
Residential mortgage, excluding home equity mortgages	21	18	23
Home equity mortgages	18	30	15

Total residential mortgages	39	48	38
Credit card receivables	12	13	13
Other consumer	3	4	5

Total consumer	54	65	56

Total	$66	$73	$46

Net Charge-off Ratio:
Commercial:
Construction and other real estate	.30%	.10%	.10%
Business banking and middle market enterprises	.20	.39	.35
Other commercial	-	(.65)	(2.76)

Total commercial	.12	.09	(.13)

Consumer:
Residential mortgage, excluding home equity mortgages	.56	.50	.65
Home equity mortgages	2.93	4.87	1.88

Total residential mortgages	.89	1.14	.88
Credit card receivables	5.98	6.55	7.59
Other consumer	1.91	2.41	2.36

Total consumer	1.14	1.41	1.18

Total	.45%	.54%	.37%

Our net charge-off ratio as a percentage of average loans decreased 9 basis points for the quarter ended September 30, 2012 compared to the quarter ended June 30, 2012 primarily due to lower consumer loan charge-offs driven by lower home equity mortgage charge-offs as the prior quarter reflects the impact of an increased volume of loans where we decided not to pursue foreclosure, while our commercial loan charge-off dollars and ratio remained relatively flat.

HSBC USA Inc.

Compared to the year-ago quarter, our charge-off ratio increased 8 basis points, driven by higher commercial loan charge-offs as the prior year quarter includes a partial recovery relating to a previously charged off loan relating to a single client relationship. Also compared to the year-ago quarter, our consumer net charge-off ratio declined 4 basis points driven by lower credit card and other consumer loan charge-offs reflecting continued improvements in economic and credit conditions, while residential mortgage loan charge-offs remained relatively flat and average balances increased.

Nonperforming Assets   Nonperforming assets are summarized in the following table.

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$98	$101	$103
Other real estate	353	374	512
Business banking and middle market enterprises	46	46	58
Global banking	142	114	137
Other commercial	19	19	15

Total commercial	658	654	825

Consumer:
Residential mortgages, excluding home equity mortgages	979	844	815
Home equity mortgages	97	77	89

Total residential mortgages(2)(3)(4)	1,076	921	904
Others	5	5	8

Total consumer loans	1,081	926	912

Nonaccrual loans held for sale	51	65	91

Total nonaccruing loans	$1,790	$1,645	$1,828

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$-	$-	$-
Other real estate	1	-	1
Business banking and middle market enterprises	7	2	11
Other commercial	1	1	2

Total commercial	9	3	14

Consumer:
Credit card receivables	15	17	20
Other consumer	27	26	27

Total consumer loans	42	43	47

Total accruing loans contractually past due 90 days or more	51	46	61

Total nonperforming loans	1,841	1,691	1,889
Other real estate owned	95	99	81

Total nonperforming assets	$1,936	$1,790	$1,970

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	52.02%	51.75%	55.68%
Consumer	25.82	28.79	31.39

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

(2)

At September 30, 2012, June, 2012 and December 31, 2011, residential mortgage loan nonaccrual balances include $1,032 million, $901 million and $774 million, respectively, of loans that are carried at the lower of cost or fair value of collateral less cost to sell.

(3)

Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(4)

In the third quarter of 2012, we reclassified $83 million of residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed to nonaccrual, consistent with recently issued regulatory guidance. Interest income reversed on these loans was not material.

Nonaccrual loans at September 30, 2012 increased as compared to June 30, 2012, largely due to the reclassification of $83 million of residential mortgage loans discharged under Chapter 7 bankruptcy as discussed above. Compared to December 31, 2011, nonaccrual loans declined driven largely by lower levels of commercial non-accrual loans, partially offset by increases in residential mortgage non-accrual loans. The increase in nonaccrual residential mortgage loans reflects the reclassification of certain loans discharged under Chapter 7 bankruptcy as discussed above as well as our earlier decision to temporarily suspend foreclosure activity, which results in loans which would otherwise have been transferred into REO remaining in loan account. Commercial non-accrual loans decreased due to credit risk rating upgrades outpacing credit risk rating downgrades, managed reductions in certain exposures, as well as payments and charge-offs within our global banking portfolio as previously discussed. Accruing loans past due 90 days or more since June 30, 2012 and December 31, 2011 have remained relatively stable with modest changes driven mainly by commercial loan receivable activity.

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

	September 30, 2012	June 30, 2012	December 31, 2011
	(in millions)
Impaired commercial loans:
Balance at end of period	$870	$907	$1,087
Amount with impairment reserve	421	421	597
Impairment reserve	128	132	216

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

Criticized loans are summarized in the following table.

		Increase (Decrease) from June 30, 2012		Increase (Decrease) from December 31, 2011
	September 30, 2012	Amount	%	Amount	%
	(dollars are in millions)
Special mention:
Commercial loans	$1,200	$(162)	(11.9)%	$(398)	(24.9)%
Substandard:
Commercial loans	1,095	(201)	(15.5)	(665)	(37.8)
Consumer loans	1,022	48	4.9	(334)	(24.6)

Total substandard	2,117	(153)	(6.7)	(999)	(32.1)
Doubtful:
Commercial loans	257	20	8.4	(50)	(16.3)

Total	$3,574	$(295)	(7.6)	$(1,447)	(28.8)

The overall decreases in criticized commercial loans in the first half of 2012 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns, note sales and charge-offs related to certain exposures as well as general improvement in market conditions.

Geographic Concentrations  Regional exposure at September 30, 2012 for certain loan portfolios is summarized in the following table.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	44.6%	34.8%	57.9%
North Central United States	5.3	6.8	3.7
North Eastern United States	10.1	9.3	12.1
Southern United States	20.0	16.4	13.6
Western United States	20.0	32.7	10.6
Other	-	-	2.1

Total	100.0%	100.0%	100.0%

HSBC USA Inc.

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

During the first nine months of 2012, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization although credit spreads continue to be impacted by the European sovereign debt crisis and concerns regarding government spending and the budget deficit continue to impact interest rates. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks  totaled $15.3 billion and $25.5 billion at September 30, 2012 and December 31, 2011, respectively. Balances will fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying such liquidity. The balances decreased during the first nine months of 2012 as we redeployed surplus liquidity primarily into securities purchased under agreements to resell and made payments to First Niagara relating to the sale of 195 retail branches in the second and third quarters of 2012.

Securities Purchased under Agreements to Resell  totaled $11.7 billion and $3.1 billion at September 30, 2012 and December 31, 2011, respectively. Balances will fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Short-Term Borrowings  totaled $14.1 billion and $16.0 billion at September 30, 2012 and December 31, 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

At December 31, 2011, we had a $2.5 billion unused line of credit with HSBC France to support issuances of commercial paper. In April 2012, we established a third party back-up line of credit totaling $1.9 billion to replace the unused line of credit with HSBC France and support issuances of commercial paper. The line of credit with HSBC France was terminated effective July 30, 2012.

Deposits  totaled $121.3 billion and $139.7 billion at September 30, 2012 and December 31, 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

HSBC USA Inc.

Long-Term Debt  increased to $21 billion at September 30, 2012 from $16.7 billion at December 31, 2011. The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30,	2012	2011
	(in millions)
Long-term debt issued	$5,354	$5,152
Long-term debt retired	(1,936)	(3,120)

Net long-term debt issued	$3,418	$2,032

Issuances of long-term debt during the first nine month of 2012 included $3.1 billion of medium term notes, of which $237 million was issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At September 30, 2012, we were authorized to issue up to $21 billion, of which $12.4 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $17.0 billion was available at September 30, 2012.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At September 30, 2012 and December 31, 2011, long-term debt included $1.0 billion, under this facility. The facility also allows access to further borrowings of up to $4.1 billion based upon the amount pledged as collateral with the FHLB.

Preferred Equity  See Note 20, “Preferred Stock,” in our 2011 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity  During the first nine month of 2012, we did not receive any cash capital contributions from HNAI. During the first nine month of 2012, we contributed $2 million of capital to our subsidiary, HSBC Bank USA.

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

	September 30, 2012	December 31, 2011
Tier 1 capital to risk weighted assets	13.25%	12.74%
Tier 1 common equity to risk weighted assets	10.97	10.72
Total capital to risk weighted assets	19.20	18.39
Tier 1 capital to average assets	7.35	7.43
Total equity to total assets	8.65	8.80

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

HSBC USA Inc.

HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval to adopt Basel II from the Federal Reserve Board, our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum Tier 1 capital and total risk-based capital requirements. On June 7, 2012, the U.S. regulators issued three joint Notices of Proposed Rulemaking which include the proposed changes to the regulatory capital adequacy framework required to implement Basel III in the U.S. If implemented as proposed, the rules would be effective as of January 1, 2013 with phase-in periods for certain provisions.

In June 2012, U.S. regulators published a Final Rule in the Federal Register (known in the industry as Basel 2.5), that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule is effective January 1, 2013. We estimate that this rule will add up to 10% to our December 31, 2011 Basel I risk-weighted asset levels.

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

HSBC USA Inc.

2012 Funding Strategy  Our current range of estimates for funding needs and sources for 2012 are summarized in the following table.

	Actual January 1 through September 30, 2012	Estimated October 1 through December 31, 2012	Estimated Full Year 2012
	(in billions)
Funding needs:
Deposits assumed in branch sale, net	$15	$-	$15
Net change in loans	7	2	9
Reduction in deposits	3	1	4
Long-term debt maturities	2	1	3
Funding advances to HSBC Finance	1	-	1

Total funding needs	$28	$4	$32

Funding sources:
Asset sales	$22	$-	$22
Net change in short term investments	1	2	3
Long-term debt issuances	5	2	7

Total funding sources	$28	$4	$32

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

	Balance at September 30, 2012
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2011
	(in billions)
Standby letters of credit, net of participations(1)	$5.2	$2.9	$-	$8.1	$7.8
Commercial letters of credit	.9	-	-	.9	1.3
Credit derivatives(2)	79.0	173.7	10.3	263.0	330.4
Other commitments to extend credit:
Commercial	13.0	41.9	3.5	58.4	54.7
Consumer	7.1	-	-	7.1	9.3

Total	$105.2	$218.5	$13.8	$337.5	$403.5

(1)	Includes $757 million and $707 million issued for the benefit of HSBC affiliates at September 30, 2012 and December 31, 2011, respectively.

(2)	Includes $45.9 billion and $45.1 billion issued for the benefit of HSBC affiliates at September 30, 2012 and December 31, 2011, respectively.

We provide liquidity support to a number of multi-seller and single seller asset-backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at September 30, 2012. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See our 2011 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in MD&A for additional information on these ABCP conduits.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$1,097	$816	9	$817	19
Third-party sponsored:
Single-seller	454	6,052	44	5,832	60

Total	$1,551	$6,868		$6,649

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	47%	50%	-%	-%	-%	-%
Credit card receivables	7%	-%	-%	100%	-%	-%
Equipment loans	46%	50%	-%	-%	-%	-%

	100%	100%	-%	100%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	-%	-%	-%	-%	-%	-%

(1)

Credit quality is based on Standard and Poor’s ratings at September 30, 2012 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first nine months of 2012, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market generally trended lower in the first nine months of 2012 following a pattern that was prevalent across the U.S. credit markets. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $407 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been restructured and assigned to the new Master Conduit Vehicles. Under the restructuring, additional collateral was provided to us to mitigate our derivatives exposures. All of our derivative positions with the Master Conduit Vehicles have subsequently been terminated.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of September 30, 2012 this credit facility was undrawn and approximately $305 million of long-term securities were held. As of December 31, 2011 this credit facility was undrawn and approximately $294 million of long-term securities were held.

As of September 30, 2012 and December 31, 2011, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements.

We have established and manage a number of constant net asset value (“CNAV”) money market funds that invest in shorter-dated highly-rated money market securities to provide investors with a highly liquid and secure investment. These funds price the assets in their portfolio on an amortized cost basis, which enables them to

HSBC USA Inc.

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a increase of $218 million and $331 million in the fair value of financial liabilities during the three and nine months ended September 30, 2012 compared to a decrease of $416 million and $461 million during the prior year periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain loss on debt designated at fair value and related derivatives during the nine months ended September 30, 2012 should not be considered indicative of the results for any future period.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2012 and December 31, 2011, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements  During the three and nine months ended September 30, 2012 and 2011, there were no transfers between Level 1 and Level 2 measurements.

HSBC USA Inc.

Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars are in millions)
Level 3 assets(1)(2)	$5,453	$6,071
Total assets measured at fair value(3)	192,748	179,497
Level 3 liabilities	4,616	4,197
Total liabilities measured at fair value(1)	124,940	117,170
Level 3 assets as a percent of total assets measured at fair value	2.8%	3.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.7%	3.6%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)

Includes $5.0 billion of recurring Level 3 assets and $482 million of non-recurring Level 3 assets at September 30, 2012 and $5.4 billion of recurring Level 3 assets and $670 million of non-recurring Level 3 assets at December 31, 2011.

(3)

Includes $192.2 billion of assets measured on a recurring basis and $519 million of assets measured on a non-recurring basis at September 30, 2012. Includes $178.7 billion of assets measured on a recurring basis and $768 million of assets measured on a non-recurring basis at December 31, 2011.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk  We made $6 million and $16 million positive credit risk adjustments to the fair value of our credit default swap contracts during the nine months ended September 30, 2012 and 2011, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $157 million and $163 million against our monoline exposure at September 30, 2012 and December 31, 2011, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $552 million and $708 million at September 30, 2012 and December 31, 2011, respectively. The decrease in the first nine months of 2012 reflects both reductions in our outstanding positions and improvements in exposure estimates.

Loans  As of September 30, 2012 and December 31, 2011, we have classified $94 million and $181 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $9 million and $12 million for such mortgage loans during the three and nine months ended September 30, 2012 compared to a loss of $8 million and $22 million during the prior year periods. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss).

Material Additions to and Transfers Into (Out of) Level 3 Measurements  During both the three and nine months ended September 30, 2012, we transferred $370 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the three and nine months ended September 30, 2012, we transferred $132 million and $607 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

During the nine months ended September 30, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. There were no significant transfers of derivatives during the three months ended September 30, 2011. In addition, during the three and nine months ended September 30, 2011, we transferred $435 million and $521 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short-term volatility.

HSBC USA Inc.

See Note 22, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2012 and 2011 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

Credit Quality of Assets Underlying Asset-backed Securities  The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of September 30, 2012:

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:	Collateral type:
AAA	Home equity loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
	Student loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	536	53	211	-	-	158	-	114	-
	Commercial mortgages				-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total AAA	536	53	211	-	-	158	-	114	-

AA	Home equity loans	104	-	-	-	-	-	104	-	-
	Residential mortgages	-	-		-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-	-	-
	Other	38	-	-	-	-	38	-	-	-

	Total AA	142	-	-	-	-	38	104	-	-

A	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	64	-	-	-	-	-	-	64	-
	Commercial mortgages	-	-	-	-	-	-	-	-	-
	Student loans	-	-	-	-	-		-	-	-
	Other	47	-	-	-	-	47	-	-	-

	Total A	111	-	-	-	-	47	-	64	-

BBB	Home equity loans	77	-	-	-	-	-	77	-	-
	Residential mortgages	41	-	-	-	-	41	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	118	-	-	-	-	41	77	-	-

BB	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total BB	-	-	-	-	-	-	-	-	-

B	Home equity loans	-	-	-	-	-	-	-	-	-
	Auto loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	4	-	-	-	-	4	-	-	-

	Total B	4	-	-	-	-	4	-	-	-

CCC	Home equity loans	62	-	-	-	-	-	62	-	-
	Residential mortgages	5	-	-	-	-	1	-	-	4

	Total CCC	67	-	-	-	-	1	62	-	4

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	-	-	-	-	-	-	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	1	-	-	-	-	-	1	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	1	-	-	-	-	-	1	-	-

		$979	$53	$211	$-	$-	$289	$244	$178	$4

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated
		(in millions)
Rating of securities:	Collateral type:
	Corporate loans	$330	$-	$-	$330	$-	$-
	Residential mortgages	-	-	-	-	-	-
	Commercial mortgages	187	-	-	122	65	-
	Trust preferred	162	-	162	-	-	-
	Aircraft leasing	-	-	-	-	-
	Others	58	-	-	-	-	58

		737	$-	$162	$452	$65	$58

	Total asset-backed securities	$1,716

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $109 million or a decrease of the overall fair value measurement of approximately $96 million as of September 30, 2012. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

HSBC USA Inc.

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

	September 30, 2012	December 31, 2011
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$41,951	$43,923
Less: collateral held against exposure	7,659	6,459

Net credit risk exposure	$34,292	$37,464

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

HSBC USA Inc.

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

Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. As previously discussed, HSBC Finance is currently winding down its commercial paper program during 2012 and instead will rely on its affiliates, including HSBC USA Inc. to satisfy its short-term funding needs.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At September 30, 2012, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA Inc.:
Short-term borrowings	P-1	A-1	F1+	R-1
Long-term debt	A2	A+	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA

(1)	Dominion Bond Rating Service.

In December 2011, Fitch finalized its revised global criteria for assessing the credit ratings of non-common equity securities which qualify for treatment as bank regulatory capital. In March 2012, Fitch placed the outlook for HSBC and related entities to negative.

In June 2012, Moody’s announced rating actions affecting 114 financial institutions in 16 European countries, including the ratings of HSBC. The rating action follows Moody’s publications on January 19, 2012 where Moody’s announced that they expect to place a number of bank ratings under review for downgrade during the first quarter of 2012 in order to assess the overall negative impact of the adverse trends affecting banks in advanced countries and notably in Europe. On February 22, 2012, Moody’s had placed HSBC USA’s long-term and short-term ratings and HSBC Bank USA’s long-term rating on negative credit watch. In the September action, they downgraded the long term ratings of HSBC USA and HSBC Bank USA but reaffirmed the short term ratings at P-1. Any further downgrade of the HSBC USA’s and HSBC Bank USA’s long-term rating would likely result in a 1 notch downgrade of the respective short-term rating.

On July 20, 2012, DBRS changed its outlook for HSBC USA Inc. and HSBC Bank USA from “stable” to “rating under review.” The outlook change reflects the concerns of DBRS regarding the recent hearing by the U.S. Senate Permanent Subcommittee on investigations, the challenges associated with changing the compliance culture and risk that regulators will impose additional restrictions on financial institutions in reaction to banking industry issues in general.

As of September 30, 2012, there were no other pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

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

Present Value of a Basis Point  (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	3.1	4.8

Economic value of equity  is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(values as a percentage)
Institutional economic value of equity limit	+/–15	+/–15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	3	3
Change resulting from an immediate 200 basis point decrease in interest rates	(9)	(11)

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

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$61	3	$46	2
Change resulting from a gradual 100 basis point decrease in the yield curve	(56)	(3)	(103)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	101	5	28	1
Change resulting from a gradual 200 basis point decrease in the yield curve	(89)	(5)	(175)	(6)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	123	6	31	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(77)	(4)	(409)	(14)
Change resulting from an immediate 200 basis point increase in the yield curve	157	8	10	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(102)	(5)	(565)	(19)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2012, we had an available-for-sale securities portfolio of approximately $62.5 billion with a positive mark-to-market of $1.9 billion included in tangible common equity of $13.1 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $208 million to a net gain of $1.7 billion with the following results on our tangible capital ratios. As of December 31, 2011, we had an available-for-sale securities portfolio of approximately $53.2 billion with a positive mark-to-market of $1.5 billion included in tangible common equity of $14.0 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $173 million to a net gain of $1.3 billion with the following results on our tangible capital ratios.

	September 30, 2012		December 31, 2011
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	6.39%	6.33%	6.75%	6.70%
Tangible common equity to risk weighted assets	12.15	12.04	11.79	11.69

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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

The following table summarizes trading VAR for the nine months ended September 30, 2012:

	September 30, 2012	Nine Months Ended September 30, 2012			December 31, 2011
		Minimum	Maximum	Average
		(in millions)
Total trading	$9	$7	$13	$10	$8
Equities	-	-	1	-	1
Foreign exchange	7	1	8	4	1
Interest rate directional and credit spread	9	6	13	8	6

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the nine months ended September 30, 2012. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the nine months ended September 30, 2012 shows that the largest daily gain was $10 million and the largest daily loss was $22 million.

Ranges of daily treasury trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	3	53	114	18	1

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

The following table summarizes non-trading VAR for the nine months ended September 30, 2012, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	September 30, 2012	Nine Months Ended September 30, 2012			December 31, 2011
		Minimum	Maximum	Average
	(in millions)
Interest rate	$84	$77	$107	$90	$96

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

	September 30, 2012	December 31, 2011
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1 and January 1, respectively):
Value of hedged MSRs portfolio	$173	$220
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(20)
Calculated change in net market value	3	5
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	5	4
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	18	12

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the nine months ended September 30, 2012. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	-	10	29	-	-

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

HSBC USA Inc.

Consolidated Average Balances and Interest Rates

The following table shows the quarter-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. The calculation of net interest margin includes interest expense of $54 million for the three months ended September 30, 2011 which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2012			2011
Three Months Ended September 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$18,768	$13	.29%	$28,626	$21	.29%
Federal funds sold and securities purchased under resale agreements	9,758	10	.40	4,493	14	1.25
Trading securities	11,901	27	.91	14,044	52	1.48
Securities	63,536	257	1.61	49,585	311	2.49
Loans:
Commercial	40,414	270	2.65	31,609	227	2.83
Consumer:
Residential mortgages	15,578	151	3.86	15,064	162	4.27
HELOCs and home equity mortgages	2,468	20	3.30	3,341	28	3.31
Credit cards	866	22	9.98	1,142	22	7.86
Other consumer	703	9	5.22	994	17	6.68

Total consumer	19,615	202	4.10	20,541	229	4.43

Total loans	60,029	472	3.13	52,150	456	3.46

Other	3,102	11	1.24	5,783	10	.68

Total earning assets	167,094	$790	1.88%	154,681	$864	2.21%

Allowance for credit losses	(625)			(728)
Cash and due from banks	1,455			1,497
Other assets	27,975			28,420
Assets of discontinued operations	339			21,076

Total assets	$196,238			$204,946

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$47,186	$37	.31%	$57,912	$62	.42%
Other time deposits	15,479	40	1.03	15,632	34	.87
Deposits in foreign offices:
Foreign banks deposits	7,962	-	.02	5,887	1	.06
Other interest bearing deposits	14,670	3	.08	19,609	3	.06
Deposits held for sale	637	2	.61	9,914	8	.33

Total interest bearing deposits	85,934	82	.38	108,954	108	.43

Short-term borrowings	13,797	9	.27	17,493	11	.24
Long-term debt	20,322	170	3.35	18,844	161	3.39

Total interest bearing deposits and debt	120,053	261	.87	145,291	280	.82
Other	497	14	10.49	387	12	12.41

Total interest bearing liabilities	120,550	275	.91	145,678	292	.85

Net interest income/Interest rate spread		$515	.97%		$572	1.36%

Noninterest bearing deposits	33,995			21,173
Other liabilities	22,488			18,658
Liabilities of discontinued operations	974			1,543
Total shareholders’ equity	18,231			17,894

Total liabilities and shareholders’ equity	$196,238			$204,946

Net interest margin on average earning assets			1.22%			1.47%
Net interest margin on average total assets			1.04			1.23%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Total weighted average rate earned on earning assets includes interest income as reported in the consolidated statement of income(loss) on a taxable equivalent basis, divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended September 30, 2012 and 2011 included fees of $21 million and $19 million, respectively.

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. The calculation of net interest margin includes interest expense of $50 million and $170 million for the nine months ended September 30, 2012 and 2011, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2012			2011
Nine Months Ended September 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$22,244	$47	.28%	$26,497	$59	.30%
Federal funds sold and securities purchased under resale agreements	7,794	35	.60	5,368	45	1.12
Trading securities	12,025	86	.96	13,138	156	1.59
Securities	59,406	851	1.92	47,772	945	2.64
Loans:
Commercial	37,834	767	2.71	31,390	663	2.82
Consumer:
Residential mortgages	15,454	449	3.88	14,775	482	4.36
HELOCs and home equity mortgages	2,953	75	3.39	3,573	88	3.28
Credit cards	1,037	64	8.08	1,175	62	7.03
Other consumer	821	36	5.90	1,041	51	6.61

Total consumer	20,265	624	4.11	20,564	683	4.44

Total loans	58,099	1,391	3.20	51,954	1,346	3.46

Other	3,553	32	1.22	5,970	32	.74

Total earning assets	163,121	$2,442	2.00%	150,699	$2,583	2.29%

Allowance for credit losses	(652)			(774)
Cash and due from banks	1,548			1,616
Other assets	28,816			26,008
Assets of discontinued operations	9,101			21,280

Total assets	$201,934			$198,829

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$53,413	$140	.35%	$57,966	$192	.44%
Other time deposits	15,157	118	1.03	16,463	99	.80
Deposits in foreign offices:
Foreign banks deposits	8,519	1	.02	6,377	3	.07
Other interest bearing deposits	14,763	8	.08	19,123	11	.08
Deposits held for sale	8,463	17	.27	3,341	29	1.14

Total interest bearing deposits	100,315	284	.38	103,270	334	.45

Short-term borrowings	14,784	24	.22	18,425	32	.23
Long-term debt	19,393	511	3.52	18,371	481	3.50

Total interest bearing deposits and debt	134,492	819	.81	140,066	847	.83
Other	459	27	7.77	297	96	43.56

Total interest bearing liabilities	134,951	846	.84	140,363	943	.92

Net interest income/Interest rate spread		$1,596	1.16%		$1,640	1.37%

Noninterest bearing deposits	26,624			23,498
Other liabilities	20,820			16,350
Liabilities of discontinued operations	971			1,197
Total shareholders’ equity	18,568			17,421

Total liabilities and shareholders’ equity	$201,934			$198,829

Net interest margin on average earning assets			1.31%			1.45%
Net interest margin on average total assets			1.10			1.23%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Total weighted average rate earned on earning assets includes interest income as reported in the consolidated statement of income(loss) on a taxable equivalent basis, divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the nine months ended September 30, 2012 and 2011 included fees of $54 million and $57 million, respectively.

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

Changes in Internal Control over Financial Reporting  There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 75 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 1A.    Risk Factors

For a discussion of risk factors affecting us, see Part I, Item1A. Risk Factors, on pages 17-27 of our 2011 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors, on pages 173 – 174 of our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2012 filed with the U.S. Securities and Exchange Commission. The discussion of risk factors provides a description of some of the important risk factors that could affect of actual results and could cause our results to vary materially from those expressed in public statements or documents. However, others factors besides those included in the discussion of risk factors or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be complete set of all potential risks that we may face.

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of September 30, 2012 and December 31. 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC USA Inc.

Index

Assets:	Equity:
by business segment 62	consolidated statement of changes 7
consolidated average balances 172	ratios 60, 109, 154
fair value measurements 83	Equity securities available-for-sale 14
nonperforming 30, 31, 150	Estimates and assumptions 10
trading 13, 118	Executive overview 103
Asset-backed commercial paper conduits 68	Fair value measurements:
Asset-backed securities 14, 98, 162	assets and liabilities recorded at fair value on a
Balance sheet:	recurring basis 87
consolidated 5	assets and liabilities recorded at fair value on a
consolidated average balances 172	non-recurring basis 95
review 115	control over valuation process 84, 159 fair value adjustments 84
Basel II 110, 154	financial instruments 85
Basis of reporting 112	hierarchy 84, 159
Business:	transfers into/out of level one and
consolidated performance review 104	two 89, 160
Capital:	transfers into/out of level two and
2012 funding strategy 156	three 94, 161
common equity movements 154	valuation control framework 84, 159
consolidated statement of changes 7	valuation techniques 96
regulatory capital 60	Fiduciary risk 164
selected capital ratios 60, 109, 154	Financial assets:
Cash flow (consolidated) 8	designated at fair value 46
Cautionary statement regarding forward-looking	Financial highlights metrics 109
statements 103	Financial liabilities:
Collateral – pledged assets 75	designated at fair value 46
Collateralized debt obligations 98, 163	fair value of financial liabilities 86
Commercial banking segment results	Forward looking statements 103
(IFRSs) 62, 136	Funding 156
Compliance risk 171	Gain (loss) on instruments designated at fair value and
Controls and procedures 174	related derivatives 47
Credit card fees 126	Gains less losses from securities 20, 128
Credit quality 29, 31, 109, 143, 162	Geographic concentration of receivables 152
Credit risk:	Global Banking and Markets:
adjustment 84	balance sheet data (IFRSs) 62
component of fair value option 46	segment results (IFRSs) 62, 137
concentration 32	Goodwill 38
exposure 165	Guarantee arrangements 70
management 164	Impairment:
related contingent features 44	available-for-sale securities 17
related arrangements 70	credit losses 33, 124, 143
Current environment 103	nonperforming loans 150
Deferred tax assets 48	impaired loans 151
Deposits 119, 123, 153	Income tax expense 48
Derivatives:	Intangible assets 37
cash flow hedges 41	Interest rate risk 163
fair value hedges 39	Internal control 174
notional value 45	Key performance indicators 109
trading and other 42	Legal proceedings 174
Discontinued operations 10	Leveraged finance transactions 46

HSBC USA Inc.

Liabilities:	Real estate owned 121
commitments, lines of credit 157	Reconciliation of U.S. GAAP results to IFRSs 112
deposits 119, 123, 153	Refreshed loan-to-value 116
financial liabilities designated at	Related party transactions 54
fair value 86	Reputational risk 164
long-term debt 120	Results of operations 122
short-term borrowings 120	Retail banking and wealth management segment
trading 13, 118	results (IFRSs) 61, 134
Liquidity and capital resources 153	Risk elements in the loan portfolio 32
Liquidity risk 163	Risk management:
Litigation and regulatory matters 75	credit 163
Loan impairment charges – see Provision for	compliance 164
credit losses	fiduciary 164
Loans:	interest rate 163
by category 22, 116	liquidity 163
by charge-off (net) 34, 146	market 163
by delinquency 31, 148	operational 164
criticized assets 29, 152	reputational 164
geographic concentration 152	strategic 164
held for sale 36, 117	Securities:
impaired 25, 151	fair value 14
nonperforming 30, 151	impairment 17
overall review 116	maturity analysis 21
purchases from HSBC Finance 55	Segment results – IFRSs basis:
risk concentration 32	retail banking and wealth management 61, 134
troubled debt restructures 25	commercial banking 61, 136
Loan-to-deposits ratio 109	global banking and markets 61, 137
Market risk 163	private banking 61, 140
Market turmoil:	other 61, 141
exposures 166	overall summary 134
impact on liquidity risk 143	Selected financial data 109
Monoline insurers 19, 105, 139	Sensitivity:
Mortgage lending products 22, 116	projected net interest income 122
Mortgage servicing rights 37	Statement of cash flows 8
Net interest income 122	Statement of changes in comprehensive income 4
New accounting pronouncements 101	Statement of changes in shareholders’ equity 7
Off balance sheet arrangements 156	Statement of income 3
Operating expenses 131	Strategic risk 164
Operational risk 164	Table of contents 2
Other revenue 125	Tax expense 48
Other segment results (IFRSs) 61, 142	Trading:
Pension and other postretirement benefits 53	assets 13, 118
Performance, developments and trends 104	derivatives 13, 118
Pledged assets 75	liabilities 13, 118
Private banking segment results (IFRSs) 61, 140	portfolios 13
Profit (loss) before tax:	Trading revenue (net) 127
by segment – IFRSs 61	Troubled debt restructures 25
consolidated 3	Value at risk 169
Provision for credit losses 124	Variable interest entities 66
Ratios:
capital 60, 109, 154
charge-off (net) 146
credit loss reserve related 145
delinquency 31, 148
earnings to fixed charges – Exhibit 12
efficiency 109, 133
financial 109
loans-to-deposits 109

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2012

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of September 30, 2012 and December 31. 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.