Form 10-K
period 2012-12-31
HSBC USA INC /MD/
filed 2013-03-04
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 28, 2013, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.
DOCUMENTS INCORPORATED BY REFERENCE
None.

HSBC USA Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1.    Business.

Organization History and Acquisition by HSBC

HSBC USA Inc. (“HSBC USA”) is a corporation organized under the laws of the State of Maryland and is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA’s (together with its subsidiaries, “HUSI”) principal business is to act as a holding company for its subsidiaries. In this Form 10-K, HSBC USA and its subsidiaries are referred to as “HUSI, “we,” “us” and “our.”
HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2012 were HSBC USA Inc., HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation (“HSBC Finance”), a holding company for certain run-off consumer finance businesses, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc., a Delaware corporation, a registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all HUSI domestic issuances of term debt and, historically, HSBC Finance issuances of term debt and asset-backed securities. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSBC Securities (USA) Inc. historically have benefited HSBC as a whole.
HSBC USA Inc. Operations

HSBC Bank USA, HSBC USA’s principal U.S. banking subsidiary, is a national banking association with its main office in McLean, Virginia, and its principal executive offices at 452 Fifth Avenue, New York, New York. In support of HSBC's strategy to be the world's leading international bank, our operations are being reshaped to focus on core activities and the repositioning of our activities towards international businesses.

•	Our Commercial Banking business is now focused on five hubs contributing over 50 percent of U.S. corporate imports and exports, namely California, Florida, Illinois, New York and Texas.

•	Our Global Banking businesses serve top-tier multinationals and Global Markets provides a hub for international clients across the Americas and globally, providing U.S. dollar funding.

•	Retail Banking and Wealth Management and Private Banking target internationally mobile clients in large metropolitan centers on the West and East coasts.
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
In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association (“HTCD”), the primary activities of which are serving as custodian of investment securities for other HSBC affiliates and providing personal trust services. Prior to HSBC Finance exiting the Taxpayer Financial Services business in December 2010, HTCD also originated refund anticipation loans and checks in support of that program. The impact of HTCD’s operations on HSBC USA’s consolidated balance sheets and results of operations for the years ended December 31, 2012, 2011 and 2010 was not material.

HSBC USA Inc.

In 2006, HSBC USA formed HSBC National Bank USA (“HBMD”), a national banking association established to support HSBC USA’s retail branch expansion strategy. HBMD was merged with and into HSBC Bank USA in December 2008, at which time HSBC Bank USA relocated our main office to McLean, Virginia.
Prior to 2011, we reported the results of our operations in five reportable segments: Retail Banking and Wealth Management (“RBWM”) (formerly Personal Financial Services), Consumer Finance, Commercial Banking (“CMB”), Global Banking and Markets ("GB&M") and Private Banking (“PB”). In the first quarter of 2011, we completed a re-evaluation of the financial information used to manage our business including the scope and content of the financial data being reported to our management and decided we would no longer manage and evaluate the performance of receivables purchased from HSBC Finance as a separate Consumer Finance operating segment, but would manage and evaluate the performance of these assets as a component of our RBWM segment, consistent with HSBC’s globally-defined business segments. As a result, beginning in the first quarter of 2011, we report our financial results under four reportable segments. In the second quarter of 2011, the name of our Personal Financial Services segment was changed to RBWM and Asset Management, which provides investment solutions to institutions, financial intermediaries and individual investors, was moved from Global Banking and Markets to this new single business segment. These changes have been reflected in the segment financial information for all periods presented.
As discussed more fully under “Discontinued Operations” below and in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, certain credit card receivables and our former banknotes business are reported as discontinued operations and, because we report segments on a continuing operations basis, are no longer included in our segment presentation.
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”). As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees, are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 25, “Business Segments” in the accompanying consolidated financial statements.
Continuing Operations
Retail Banking and Wealth Management Segment   During 2012, we sold 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York to First Niagara Bank, N.A. (“First Niagara”). We also announced the closure and consolidation of 13 branches in Connecticut and New Jersey. Following completion of these transactions, RBWM has focused on growing its wealth and banking business in key urban centers with strong international connectivity across the U.S. including New York City, Los Angeles, San Francisco, Miami and Washington DC.
Our lead customer proposition, HSBC Premier, is a premium service wealth and relationship banking proposition designed for the internationally minded client. HSBC Premier provides clients access to a broad selection of local and international banking and wealth products and services that have been tailored to the needs of our HSBC Premier clients. HSBC Premier enables customers to access all their accounts from a single on-line view and includes free international funds transfers between these accounts and access to a range of wealth management solutions. The Premier Service is delivered by a personal Premier relationship manager, supported by a 24-hour priority telephone and internet service.
Commercial Banking Segment  CMB's business strategy is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of international connectivity. Our Commercial Banking segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on the client's needs and abilities. Through its commercial centers and our retail branch network, CMB provides customers with the products and services needed to grow their businesses internationally, and deliver those through our relationship managers who operate within a robust customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship, as well as our award winning on-line banking channel HSBCnet. In 2012, our continued focus on expanding our core proposition and proactively targeting companies with international banking requirements led to an increase in the number of relationship managers and product partners enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest.
Global Banking and Markets Segment  Our GB&M business segment supports HSBC’s emerging markets-led and financing-focused global strategy by leveraging HSBC Group advantages and scale, strength in developed and emerging markets and Global Markets products expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. Managed as a global business, GB&M clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging

HSBC USA Inc.

markets and developed markets, we ensure that a comprehensive understanding of each client’s financial requirements is developed with a long-term relationship management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and PB to meet their domestic and international banking needs.
Within client-focused business lines, GB&M offers a full range of capabilities, including:

•
Corporate and investment banking and financing solutions for corporate and institutional clients, including loans, working capital, investment banking, trade services, payments and cash management, and leveraged and acquisition finance; and

•
One of the largest markets business of its kind, with 24-hour coverage and knowledge of world-wide local markets and providing services in credit and rates, foreign exchange, derivatives, money markets, precious metals trading, cash equities and securities services.

Also included in our GB&M segment is Balance Sheet Management, which is responsible for managing liquidity and funding under the supervision of our Asset and Liability Policy Committee. Balance Sheet Management also manages our structural interest rate position within a limit structure. Balance Sheet Management reinvests excess liquidity into highly rated liquid assets. The majority of the liquidity is invested in interest bearing deposits with banks and U.S. government and other high quality securities. Balance Sheet Management is permitted to use derivatives as part of its mandate to manage interest rate risk. Derivative activity is predominantly through the use of vanilla interest rate swaps which are part of cash flow hedging relationships. Credit risk in Balance Sheet Management is predominantly limited to short-term bank exposure created by exposure to banks as well as high quality sovereigns or agencies which constitute the majority of Balance Sheet Management’s liquidity portfolio. Balance Sheet Management does not and is not mandated to manage the structural credit risk of our balance sheet. Balance Sheet Management only manages interest rate risk.
Private Banking Segment  PB provides private banking and trustee services to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. Managed as a global business, PB offers a wide range of wealth management and specialist advisory services, including banking, liquidity management, investment services, custody services, tailored lending, wealth planning, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services, capabilities, resources and expertise available throughout HSBC, such as credit cards, investment banking, commercial real estate lending and middle market lending, to deliver services and solutions for all aspects of their wealth management needs.
Income Before Income Tax Expense – Significant Trends Income (loss) from continuing operations before income tax expense, and changes in various trends and activity affecting operations between years, are summarized in the following table.

HSBC USA Inc.

Year Ended December 31,	2012	2011	2010
	(in millions)
Income (loss) from continuing operations before income tax from prior year	$682	$1,445	$(265)
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities excluding gains/(losses) on security sales(1)	113	(219)	(140)
Trading revenue(2)	93	(78)	276
Gains/(losses) on security sales	16	55	(230)
Loans held for sale(3)	15	(74)	297
Residential mortgage banking related revenue (loss)(4)	(65)	177	(322)
Gain on the sale of branches	433	—	—
Gain (loss) on own debt designated at fair value and related derivatives(5)	(787)	225	733
Gain (loss) on instruments designated at fair value and related derivatives, excluding own debt(5)	(26)	(48)	(186)
Provision for credit losses(6)	(35)	(224)	1,397
Expense related to certain regulatory matters(7)	(1,381)	—	—
Interest expense on certain tax exposures(8)	66	(94)	(5)
Impairment of software development costs	110	(110)	—
Interchange litigation and certain mortgage servicing matters (9)	104	(123)	—
All other activity(10)	(248)	(250)	(110)
Income (loss) from continuing operations before income tax for current year	$(910)	$682	$1,445

(1)
Balance sheet management activities primarily generate net interest income resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment, see the caption “Business Segments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-K.

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(3)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Review” in the MD&A section of this Form 10-K.

(4)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(5)	For additional discussion regarding fair value option on our own debt, see Note 18, “Fair Value Option,” in the accompanying consolidated financial statements.

(6)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(7)	For additional discussion regarding expense accrual related to certain regulatory matters, see Note 30, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements.

(8)	For additional discussion on interest expense on certain tax exposures, see Note 19, “Income Taxes,” in the accompanying consolidated financial statements.

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

Discontinued Operations
Sale of Certain Credit Card Operations to Capital One  On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). The sale included our General Motors and Union Plus credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded cumulative lower of amortized cost or fair value adjustments on these receivables, which beginning in the third quarter of 2011 were classified as held for sale on our balance sheet as a component of assets of discontinued operations, totaling $1.0 billion of which $440 million was recorded in 2012 and $604 million which was recorded in 2011. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization were no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which

HSBC USA Inc.

did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA's legacy credit card program, however a portion of these receivables were sold to First Niagara Bank, N.A. ("First Niagara") and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. See “2012 Events” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Discontinued Operations” of the consolidated financial statements for additional discussion regarding this transaction.
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
Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term debt, borrowing under unsecured and secured financing facilities, issuing preferred equity, selling liquid assets and, as necessary, receiving capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”). Our prospects for growth continue to be dependent upon our ability to attract and retain deposits. Emphasis is placed on maintaining stability in core deposit balances. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our compliance remediation efforts and our management of the credit risks inherent in our business and customer base.
In 2012, our primary source of funds continued to be deposits, augmented by issuances of commercial paper and term debt. We have increased our emphasis on relationship deposits where clients have purchased multiple products from us such as HSBC Premier for individuals, as those balances will tend to be significantly more stable than non-relationship deposits. We issued a total of $7.6 billion of long-term debt at various points during 2012. We also retired long-term debt of $3.4 billion in 2012. In December 2012, we exercised our option to call $309 million of debentures previously issued by HUSI to HSBC USA Capital Trust VII (the "Trust") at the contractual call price of 103.925 percent which resulted in a net loss on extinguishment of approximately $12 million. The Trust used the proceeds to redeem the trust preferred securities previously issued to an affiliate. Under the proposed Basel III capital requirements, the trust preferred securities would have no longer qualified as Tier I capital. We subsequently issued one share of common stock to our parent, HNAI for a capital contribution of $312 million.
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
Employees and Customers

At December 31, 2012, we had approximately 7,000 employees.
At December 31, 2012, we had approximately 2.5 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York accounted for 45 percent of our outstanding loans on a continuing operations basis.
Regulation and Competition

Regulation  We are subject to, among other things, the elements of an extensive statutory and regulatory framework applicable to bank holding companies, financial holding companies and banks. U.S. regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of the interests of the U.S. government, depositors, the federal Deposit Insurance Fund and the banking system as a whole rather than the protection of security holders and creditors. Events since early 2008 affecting the financial services industry and, more generally, the financial markets and the economy have led to a significant number of initiatives regarding reform of the financial services industry. The following discussion describes the current regulatory framework in which HSBC USA operates and anticipated changes to that framework.

HSBC USA Inc.

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
HSBC USA and its parent bank holding companies have elected to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act (“GLB Act”). Under regulations implemented by the Federal Reserve Board, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the OCC on December 11, 2012 (the “GLBA Agreement”), the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a financial subsidiary. As a result, HSBC USA and its parent holding companies no longer meet the qualification requirements for financial holding company status, and may not engage in any new types of financial activities without the prior approval of the Federal Reserve Board, and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on the GLB Act. Similar consequences could result for subsidiaries of HSBC Bank USA that engage in financial activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. We have initiated steps to satisfy the requirements of the GLBA Agreement.
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
The GLB Act and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks. One such provision contained detailed requirements relating to the financial privacy of consumers. In addition, the so-called ‘push-out’ provisions of the GLB Act removed the blanket exemption from registration for securities activities conducted in banks (including HSBC Bank USA) under the Exchange Act of 1934, as amended. Applicable regulations allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exceptions.
Consumer Regulation  Our consumer lending businesses operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau and the other consumer-related provisions of "Dodd-Frank Wall Street Reform and Consumer Protection Act" described below, these businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing activities.
On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law and we have implemented all applicable provisions. The CARD Act has required us to make changes to our business practices, and will require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have been implemented. The implementation of the new rules did not have a material adverse impact on us as any impact was limited to only a portion of the existing credit card loan portfolio as, historically, the purchase price on credit card sales volume paid to HSBC Finance was adjusted prospectively to reflect the new requirements and the impact on future cash flows. Following the sale of the of HSBC's Card and Retail Services business to Capital One, as discussed above, we no longer purchase credit card receivables from HSBC Finance, which will further limit the impact of these new rules.

HSBC USA Inc.

Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Increased regulatory oversight over residential mortgage lenders has occurred, including through state and federal examinations and periodic inquiries from State Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers' needs and continue to enhance and refine these practices as other programs are announced, and we evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by public officials, community leaders and consumer advocates.
In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (“the OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America entered into a similar consent order with the Federal Reserve Board (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and our indirect parent, HSBC North America, and our affiliate, HSBC Finance Corporation, entered into an agreement with the Federal Reserve, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million, which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. See “Executive Overview” in MD&A and Note 30, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements for further discussion.
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
HSBC Bank USA and HTCD are subject to significant restrictions imposed by federal law on extensions of credit to, and certain other “covered transactions” with, HSBC USA or other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Starting July 2012, a bank’s credit exposure to an affiliate as a result of a derivative, securities lending or repurchase agreement are also subject to these restrictions. A bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.
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
Regulatory Capital Requirements  As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company’s failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Under current capital guidelines, a bank or a bank holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various

HSBC USA Inc.

risk categories. A bank or bank holding company’s capital, in turn, is classified into one of three tiers. Tier 1 capital includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and trust preferred securities at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, cumulative perpetual preferred stock and trust preferred securities not qualified as Tier 1 capital, subordinated debt, and allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt. At least one-half of a bank’s total capital must qualify as Tier 1 capital. To be categorized as “well capitalized,” a banking institution must have the minimum ratios reflected in the table included in Note 26, “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or bank holding company when particular circumstances warrant. As part of the regulatory approvals with respect to the credit card and auto receivable portfolio purchases completed in January 2009, HSBC USA and its ultimate parent, HSBC, committed, among other things, that HSBC Bank USA will hold sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. See Note 26, “Retained Earnings and Regulatory Capital Requirements,” in the consolidated financial statements for further discussion.
The U.S.'s current general risk-based capital guidelines are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee issued in June 2004, and updated in November 2005, a revised framework for capital adequacy commonly known as “Basel II” that sets capital requirements for operational risk and refines the existing capital requirements for credit risk.
In December 2007, the U.S. federal banking regulators adopted Basel II's advanced internal ratings based approach for credit risk and its advanced measurement approach for operational risk (taken together, the "Advanced Approaches") for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as Advanced Approaches banking organizations, which includes banking organizations such as HSBC North America and HSBC USA). While HSBC USA will not be subject to regulatory reporting of its capital ratios under the new rules, HSBC Bank USA will be subject to reporting of its capital ratios under the new rules on a stand-alone basis. Adoption of the Advanced Approaches requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II requirements. We are uncertain as to when we will receive approval to adopt the Advanced Approaches from our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process.
In response to Section 171 of Dodd-Frank, the U.S. regulators adopted a final rule in 2011 to replace the transitional floors in the U.S. regulators' Basel II approaches with a permanent capital floor equal to the risk-based capital requirements under the U.S. regulators' Basel I risk-based capital guidelines. As a result, U.S. Advanced Approaches banking organizations will be required to calculate their risk-based capital ratios under both the agencies general risk-based capital rules and Basel II-based Advanced Approaches. The Advanced Approaches banking organizations will continue to use the current Basel I risk-based capital guidelines for purposes of the capital floor until January 1, 2015, when the Standardized Approach, discussed below, is proposed to take effect as the general risk-based capital guidelines for banking organizations not mandatorily subject to the Advanced Approaches.
In June 2012, U.S. regulators issued final rule, known in the industry as Basel 2.5, that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013. We estimate that this rule will add up to 10% to our December 31, 2012 Basel I risk-weighted asset levels.
In December 2010, the Basel Committee issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. Three notices of proposed rulemaking (“NPRs”), released by the U.S. banking regulators in June 2012, would both implement many of the capital provisions of Basel III for U.S. banking institutions and substantially revise the U.S. banking regulators' Basel I risk-based capital guidelines -referred to in the NPRs as the “Standardized Approach” - to make them more risk sensitive. Comments on the NPRs were due October 22, 2012. As proposed by the NPRs, the implementation of Basel III was to become effective January 1, 2013, with phase-in periods (to January 1, 2019) that are consistent with the Basel III framework. As proposed, the new risk-weight categories in the Standardized Approach will not become effective until January 1, 2015. As a result of the large number of detailed comments received on the NPR, the U.S. regulators announced that the new capital proposal would not take effect on January 1, 2013, as proposed. However, the Federal Reserve stated in its capital plan guidance that it expects bank holding companies subject to the guidance (including HSBC North America) to achieve, readily and without difficulty, the ratios required by the Basel III framework as it would come into effect in the United States. In this regard, the Federal Reserve stated that bank holding companies that meet the minimum ratio requirement during the Basel III transition period but remain below the 7 percent Tier 1 common equity target (minimum plus capital conservation

HSBC USA Inc.

buffer) will be expected to maintain prudent earnings retention policies with a view to meeting the conservation buffer under the time-frame described in the Basel III NPR.
The NPRs, consistent with the Basel III capital proposals, will require banks to hold more capital and a higher quality of capital over a phase-in period from 2013 to 2019. Under Basel III and the NPRs, when fully phased in on January 1, 2019, HSBC North America and HSBC Bank USA would be required to maintain minimum risk-based capital ratios (exclusive of any capital surcharge for large, global systemically important banks (“G-SIBs”) or domestic systemically important banks ("D-SIBs")) as follows:

	Common Equity Tier 1	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%
Effective minimum ratio	7.0%	8.5%	10.5%
We anticipate HSBC North America and HSBC Bank USA will meet these requirements well in advance of their formal introduction. In addition, and subject to national discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5% (to be phased, if applicable, in beginning January 1, 2016), consisting of common equity, could also be required to be built up by banking organizations in periods of excess credit growth compared with GDP growth. Further, under Basel III, certain capital instruments may no longer qualify as regulatory capital. Such instruments will generally be subject to a 10-year phase-out period.
Under the NPRs, all banking organizations will continue to be subject to the U.S. regulators' existing minimum leverage ratio of 4.0% (calculated as the ratio of Tier 1 Capital to average consolidated assets as reflected on the banking organization's consolidated financial statements, net of amounts deducted from capital). Additionally, Advanced Approaches banking organizations would become subject to a supplementary leverage ratio commencing January 1, 2015, with full implementation on January 1, 2018. The supplementary leverage ratio would have a minimum of 3% (calculated as the ratio of Tier 1 Capital to average balance sheet exposures plus certain average off-balance sheet exposures).
Further increases in regulatory capital may be required in response to the implementation of Basel III. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios.
In January 2013, the Basel Committee issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days, and the net stable funding ratio (“NSFR”), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards by 2015 and 2018, respectively. We anticipate a formal NPR will be issued in 2013 with an observation period beginning in 2013. Based on the results of the observation periods, the Basel Committee and the U.S. banking regulators may make further changes. We anticipate meeting these requirements prior to their formal introduction. HSBC USA may need to increase its liquidity profile to support HSBC North America's compliance with the new rules. We are unable at this time, however, to determine the extent of changes HSBC USA will need to make to its liquidity position, if any
In December 2012, the Federal Reserve proposed an enhanced framework for the supervision of the U.S. operations of non-U.S. banks. The proposal would require certain large non-U.S. banks with significant operations in the United States to establish a single intermediate holding company to hold all of their U.S. bank and nonbank subsidiaries. The intermediate holding company would be subject to risk-based capital requirements, stress testing requirements, caps on single-counterparty exposures, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Building on prior regulatory guidance, a review by its Board of Directors would be formally required for many aspects of liquidity management. It further builds on concepts introduced by the U.S. regulators and bridges those principles to Basel III liquidity requirements. In addition, the intermediate holding company would also become subject to an early remediation regime with corrective measures of increasing severity triggered by capital, leverage, stress tests, liquidity and risk management, and market indicators. Under the proposal, these requirements would become effective on July 1, 2015. As described above, HSBC currently operates in the United States through such a structure (i.e., HSBC North America), and we do not expect the Federal Reserve's proposal to have a significant impact on our U.S. operations.
HSBC North America and HSBC USA also continue to support the HSBC implementation of the Basel III framework, as adopted by the FSA. We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for HSBC became effective January 1, 2008.
In November 2011, the Federal Reserve Board issued final rules (the “Capital Plan Rules”) requiring U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review. Under the Capital Plan Rules, the

HSBC USA Inc.

Federal Reserve Board will annually evaluate bank holding companies’ capital adequacy, internal capital adequacy assessment processes, and plans to make capital distributions, and will approve capital distributions only for companies whose capital plans have been approved and are able to demonstrate sufficient financial strength after making the capital distributions. U.S. regulators have also issued final regulations on stress testing, which would apply in conjunction with the capital planning regulations.
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
Deposit Insurance  Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC’s regulations. The FDIC insurance coverage limits are $250,000 per depositor. Beginning on December 31, 2010 and continuing through December 31, 2012, Dodd-Frank provided for unlimited FDIC insurance for deposits exceeding $250,000 in noninterest-bearing transaction accounts. Beginning on January 1, 2013, FDIC insurance for deposits is limited to $250,000 per depositor. HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC. Currently, depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. Pursuant to this authority, the FDIC imposed a 5 basis point special assessment on June 30, 2009. In November 2009, the FDIC amended its regulations to require depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on or before December 30, 2009. Beginning with the second quarter 2011, FDIC assessments are based on average consolidated total assets and risk profile.
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
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board. These actions required improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to BSA and AML compliance. Steps continue to be taken to address the requirements of the consent order to ensure compliance, and that effective policies and procedures are maintained. In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies that have investigated HSBC's conduct related to inadequate compliance with anti-money laundering, BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and the U.S. Department of Justice, the New York County District Attorney's Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions. As part of the resolution, HSBC entered into a deferred prosecution agreement among HSBC, HSBC Bank USA, the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "US DPA"), and a deferred prosecution agreement with the New York County District Attorney, and consented to a cease and desist order and, along with HSBC North America, consented to a monetary penalty order with the Federal Reserve. In addition, HSBC Bank USA entered into the US DPA, an agreement and consent orders with the OCC, and a consent order with FinCEN. HSBC also entered into an undertaking with the U.K. Financial Services Authority (“FSA”) to comply with certain forward-looking

HSBC USA Inc.

obligations with respect to anti-money laundering and sanctions requirements over a five-year term. HSBC Bank USA also entered into separate consent order and agreements with the OCC requiring adoption of an enterprise-wide compliance program, as part of which HSBC USA and its parent holding companies may not engage in any new types of financial activities without the prior approval of the Federal Reserve Board, and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and will continue to cooperate fully with regulatory and law enforcement authorities and take further action to strengthen their compliance policies and procedures. Over the five-year term of the agreement with the U.S. Department of Justice and United Kingdom Financial Services Authority, a “skilled person” under Section 166 of the Financial Services and Markets Act (also referred to as an independent monitor) will evaluate HSBC's progress in fully implementing these and other measures it recommends, and will produce regular assessments of the effectiveness of HSBC's compliance function. If HSBC fulfills all of the requirements imposed by the US DPA and other agreements, the U.S. Department of Justice's charges against it will be dismissed at the end of the five-year period. The US DPA remains subject to certain proceedings before the United States District Court for the Eastern District of New York. The U.S. Department of Justice or the New York County District Attorney's Office may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the US DPA if HSBC or HSBC Bank USA breaches the terms of the US DPA. See “2012 Regulatory Developments” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 30, "Litigation and Regulatory Matters" for additional discussion.
Disclosures Pursuant to Section 13(R) of the Securities Exchange Act Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added a new subsection (r) to section 13 of the Securities Exchange Act, requiring each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction, even if those activities are not prohibited by U.S. law and are conducted outside the U.S. by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this new requirement, HSBC Holdings plc (together with its affiliates, "HSBC") has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HUSI did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant US sanctions programs described under "Frozen Accounts and Transactions" below. The following activities are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance (PEF) division of HSBC arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, HSBC continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
HSBC has 15 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities, and each loan received two repayments in 2012.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In 2012, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency. While the loan remains in existence and has been licensed by the relevant European government, no repayments were received in 2012 from Bank Tejarat.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, the Netherlands, France, and Spain. The repayments due under the sub-participations were not received in 2012 and claims were settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
HSBC also acted as the Agent under a loan provided to Bank Mellat by the Japan Bank for International Development. The loan matured and was repaid in 2012.

HSBC USA Inc.

Estimated gross revenue for HSBC generated by this activity for 2012, which includes interest and fees, was $6 million. Estimated net profit for HSBC for 2012 was $1.1 million. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
Legacy contractual obligations related to guarantees Between 1996 and 2007, HSBC provided guarantees to a number of its non-Iranian customers in Europe and the Middle East for various business activities in Iran. In a number of cases, HSBC issued counter indemnities in support of guarantees issued by Iranian banks as the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. The Iranian banks to which HSBC provided counter indemnities included Bank Tejarat, Bank Melli, and the Bank of Industry and Mine.
HSBC has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. Several were cancelled in 2012, and 30 remain outstanding. The only relevant activity related to these guarantees in 2012 involved the payment of cancellation fees into frozen accounts of the relevant Iranian banks.
Estimated gross revenue to HSBC for 2012, which includes fees and/or commissions, was $37,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the U.S. continue to participate in official clearing systems in the UAE, Bahrain, Oman, Lebanon, Qatar, and Turkey. HSBC has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems vary by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat.
While HSBC has attempted to restrict or terminate its role as paying or collecting bank, some check transactions with U.S.-sanctioned Iranian financial institutions have been settled. HSBC's ability to effectively terminate or implement check-clearing restrictions is dependent on the relevant central banks permitting it to do so unilaterally. Where permitted, HSBC has terminated the activity altogether, implementing both automated and manual controls.
There is no measurable gross revenue or net profit generated by this activity for HSBC in 2012.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in 2012.

•
HSBC acts as the trustee and administrator for pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, HSBC accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. HSBC runs and operates these schemes in accordance with Hong Kong laws and regulations.

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. Most account activity in 2012 involved the payment of associated local professional fees.

•
HSBC provides local currency clearing services to banks in the U.K. that maintain frozen accounts for sanctioned Iranian banks. HSBC has processed payments received from or destined to those accounts on a case-by-case basis only as permitted under relevant U.K. licenses.

Estimated gross revenue to HSBC for 2012 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $7,000. HSBC does not allocate direct costs to fees and commissions and therefore have not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Iranian embassy-related activity HSBC maintains a bank account in London for the Iranian embassy in London for the Iranian embassy, which are used for official embassy business and supporting Iranian students studying in the U.K. The main embassy account was closed following the expulsion of diplomats by the U.K. early in 2012. There have been some transactions in 2012.
HSBC has also processed a limited number of payments on behalf of customers to Iranian embassies in other locations.

HSBC USA Inc.

Estimated gross revenue to HSBC for 2012 from embassy-related activity, which includes fees and/or commissions, was $13,000. HSBC does not allocate direct costs to fees and commissions and therefore have not disclosed a separate profits measure.
Frozen accounts and transactions HSBC and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity took place during 2012. In 2012, HSBC and HSBC Bank USA also froze payments with an Iranian interest where required under relevant sanctions programs. There was no gross revenue or net profit.
Activity related to US Executive Order 13224 In 2012, HSBC maintained two personal accounts and one business account in the U.K. for two individuals sanctioned by the U.S. under Executive Order 13224. Both of these individuals were delisted by the U.K. and the U.N. Security Council in 2012; the relevant accounts were frozen prior to delisting. The customers have been notified that the accounts are being closed.
HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in 2012 was permitted by a license issued by the U.K.
Estimated gross revenue to HSBC in 2012 for the activity above, which includes fees and/or commissions, was $1,200. HSBC does not allocate direct costs to fees and commissions and therefore have not disclosed a separate profits measure.
HSBC also holds an account and has an outstanding loan for a partnership that included one individual sanctioned under Executive Order 13224. The account is in overdraft, and the loan is in arrears. The individual was delisted by the U.K. and the U.N. Security Council in 2011. Activity in 2012 consisted of principal repayments on the loan. Attempts will be made to obtain full repayment of the loan, and the account will be closed. There was no gross revenue or net profits recognized by HSBC in 2012 for the activity on this loan.
Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank”) was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates.
Oversight In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council (“FSOC”) which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50 billion, such as HSBC North America, that is found to pose a grave threat to financial stability. The FSOC will be supported by the Office of Financial Research (“OFR”) which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR will be paid for through an assessment on large bank holding companies, which began in July 2012.
Increased Prudential Standards Over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum Tier 1 leverage ratio of four percent, a minimum Tier 1 common risk-based capital ratio of five percent and a minimum total risk-based capital ratio of eight percent. In addition, large bank holding companies, such as HSBC North America, and large insured depository institutions, such as HSBC Bank USA, are now required to file resolution plans identifying material subsidiaries and core business lines, describing what strategy would be followed in the event of significant financial distress, including identifying how insured bank subsidiaries would be adequately protected from risk created by other affiliates. The failure to cure deficiencies in a resolution plan would enable the Federal Reserve Board to impose more stringent capital, leverage or liquidity requirements, or restrictions on growth, activities or operations and, if such failure persists, require the divestiture of assets or operations. The Federal Reserve Board has also proposed a series of increased supervisory standards to be followed by large bank holding companies, including required remediation in the event of failure to meet capital requirements, stress testing requirements, enhanced governance and stress testing for liquidity management, caps on single-counterparty exposures and risk management standards. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.
Affiliate Transaction Limits In relation to requirements for bank transactions with affiliates, beginning in July 2012 the current quantitative and qualitative limits on bank credit transactions with affiliates also include credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between us and our affiliates, which may impact our current funding and hedging strategies.
Derivatives Regulation The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default and interest rate swaps, as well as limits on FDIC-insured banks' overall OTC derivatives activities, including the activities of HSBC Bank USA. Many of the most significant provisions have been recently implemented or are expected to come into force during 2013. One of the most significant requirements

HSBC USA Inc.

is the use of mandatory derivative clearing houses and exchanges, which will significantly change the derivatives market. In addition, certain derivatives dealers, including HSBC Bank USA, are required to register with the Commodity Futures Trading Commission (the “CFTC”) and become a member of the National Futures Association. As a registered swap dealer, HSBC Bank USA will be subject to an extensive array of corporate governance requirements, business conduct standards, capital and margin requirements, reporting requirements and other regulatory standards affecting its derivatives business. These requirements will significantly increases the costs associated with HSBC Bank USA's derivatives business.
The “Volcker Rule” The “Volcker Rule” provisions of the legislation impose certain restrictions and parameters on the ability of covered banking entities, such as HSBC Bank USA and our affiliates, to engage in proprietary trading activities, to sponsor or invest in hedge funds or private equity funds, and to engage in covered transactions with certain funds. Rulemaking to implement the provisions of the Volcker Rule has not been completed, and covered banking entities will be granted a certain period of time (currently expected to be until July 21, 2014) following the adoption of these rules to conform their activities to the new requirements. We believe the provisions of the Volcker Rule will require changes to the conduct of certain existing businesses.
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
Debit Interchange The legislation authorized the Federal Reserve to implement standards for assessing debit interchange fees that are reasonable and proportionate to the actual processing costs of the issuer. The Federal Reserve promulgated regulations effective October 1, 2011 that limit interchange fees in most cases to no more than the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, plus the ability to charge an additional 1 cent per transaction if the issuer meets certain fraud-prevention standards. As a result of these limits, our revenues were reduced by approximately $23 million and $11 million in 2012 and 2011, respectively, compared to what they otherwise would have been without such limits.
The Dodd-Frank legislation will have a significant impact on the operations of many financial institutions in the U.S., including HSBC USA and HSBC Bank USA and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, we are unable to determine precisely the impact that Dodd-Frank and related regulations will have on financial results at this time.
Competition  The GLB Act eliminated many of the regulatory restrictions on providing financial services. The GLB Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. Therefore, we face intense competition in all of the markets we serve, competing with both other financial institutions and non-banking institutions such as insurance companies, major retailers, brokerage firms and investment companies. The financial services industry has experienced consolidation in recent years as financial institutions involved in a broad range of products and services have merged, been acquired or dispersed. This trend is expected to continue and has resulted in, among other things, greater concentrations of deposits and other resources. It is likely that competition

HSBC USA Inc.

will become more intense as our businesses compete with other financial institutions that have or may acquire access to greater liquidity or that may have a stronger presence in certain geographies.
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
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of March 4, 2013.
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
The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth that have occurred over the past four years and appear likely to continue in 2013. General business, economic and market conditions that could continue to affect us include:

•	low consumer confidence and reduced consumer spending;

•	slow economic growth or a “double dip” recession;

•	unemployment levels;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	short-term and long-term interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory and law enforcement initiatives.
In a challenging economic environment such as is currently being experienced in the United States and abroad, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared to historical periods as many of our customers are experiencing reductions in cash flow available to service their debt. These delinquencies, in turn, have adversely affected our earnings. The problems in the housing markets in the United States in the last five years have been exacerbated by continued high unemployment rates. If businesses remain cautious to hire, additional losses are likely to be significant in all types of our consumer loans, including credit cards, due to decreased consumer income. While the U.S. economy continued its gradual recovery in 2012, gross domestic product continued at a level well below the economy's potential growth rate. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility, including the ability to resolve the European sovereign debt crisis, and trends incorporate earnings, will continue to influence the U.S. economy and the capital markets. In the event economic conditions stop improving or become further depressed and lead to a “double dip” recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.
While the housing markets in general began to rebound in the second half of 2012, housing prices will remain under pressure in many markets as mortgage servicers resume foreclosure activities and the underlying properties are listed for sale. Although levels of properties available for sale have declined, levels of properties in the process of foreclosure remain elevated, which continued to impact home prices in 2012. As mortgage servicers begin to increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur and create downward pressure on property values.
Mortgage lenders have substantially tightened lending standards since 2007. These actions have impacted borrowers' abilities to refinance existing mortgage loans. This, in turn, impacted both credit performance and run-off rates and has resulted in elevated delinquency rates for real estate secured loans in our portfolio. Additionally, the high levels of inventory of homes for sale combined with depressed property values in many markets has resulted in higher loss severities on homes that are foreclosed and remarketed.

HSBC USA Inc.

A deterioration in business and economic conditions, which may erode consumer and investor confidence levels or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our financial planning products and services.
Recently implemented federal, state and other similar international laws and regulations may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations, including changes in tax rates, affecting banking, derivatives, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending and credit card industries and, more recently, to address additional perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including limiting the types of products we can offer, how these products may be originated, the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, State Attorneys General, or certain legislators, or if significant changes to our operations and practices will be required as a result.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This legislation is a sweeping overhaul of the financial regulatory system and includes many provisions specifically relevant to our businesses and the businesses of our affiliates. For a description of the law, see the “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section of Item 1. Business. The law will have a significant impact on the operations of many financial institutions in the U.S., including HSBC USA, HSBC Bank USA and our affiliates. We are unable at this time, however, to determine precisely the impact of the law due to the significant number of new rules and regulations that will be promulgated in order to implement the law.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which has broad authority to regulate providers of credit, payment and other consumer financial products and services. In addition, provisions of the Dodd-Frank Act may also narrow the scope of federal preemption of state consumer laws and expand the authority of State Attorneys General to bring actions to enforce federal consumer protection legislation. As a result of the Dodd-Frank Act's potential expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, we could potentially be subject to additional state lawsuits and enforcement actions, thereby further increasing its legal and compliance costs. Although we are unable to predict what specific measures the CFPB may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our consumer businesses and result in increased compliance costs and impair the profitability of such businesses.
Under the Dodd-Frank Act, certain of our affiliates and subsidiaries, including HSBC Bank USA, have registered as swap dealers and are now subject to extensive oversight by the Commodity Futures Trading Commission (“CFTC”). Regulation of swap dealers by the CFTC will impose numerous corporate governance, business conduct, capital, margin, reporting, clearing, execution and other regulatory requirements on HSBC Bank USA which may adversely affect our derivatives business and make us less competitive, especially as compared to foreign competition not subject to such regulation. However, although many significant regulations applicable to swap dealers are already in effect, we are unable at this time to determine the full impact of these requirements because some of the most important rules, such as margin requirements, have not yet been implemented.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the Act, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the European Union (“EU”) or in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our business, results of operations or financial condition.
Regulators in the EU and in the United Kingdom (“U.K.”) are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse directive, and measures to address systemic risk. Furthermore, certain large global systemically important banks (“G-SIBs”), including HSBC, will be subject to capital surcharges. It has not yet been determined whether these G-SIB surcharges will apply to HSBC’s U.K. operations or to HSBC North America as a subsidiary of HSBC.

HSBC USA Inc.

The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its business in the EU and, in particular, in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or U.K. legislation and regulation are difficult to predict and could adversely affect HSBC USA’s operations.
The transition to Basel II and new requirements under Basel III will continue to put significant pressure on regulatory capital.  HSBC North America is required to meet consolidated regulatory capital requirements, including new or modified regulations and related regulatory guidance, in accordance with current regulatory timelines.
The U.S.'s current general risk-based capital guidelines are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee issued in June 2004, and updated in November 2005, a revised framework for capital adequacy commonly known as “Basel II” that sets capital requirements for operational risk and refines the existing capital requirements for credit risk. The U.S. federal banking regulators have adopted Basel II's advanced internal ratings based approach for credit risk and its advanced measurement approach for operational risk (taken together, the “Advanced Approaches”) for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as Advanced Approaches banking organizations, which includes banking organizations such as HSBC North America and HSBC USA).
In response to Section 171 of the Dodd-Frank Act, the U.S. banking regulators adopted a final rule in 2011 to replace the transitional floors in the U.S. regulators' Basel II approaches with a permanent capital floor equal to the risk-based capital requirements under the existing Basel I risk-based capital guidelines. As a result, U.S. Advanced Approaches banking organizations will be required to calculate their risk-based capital ratios under both the regulators' general risk-based capital rules and their Basel II-based Advanced Approaches. The Advanced Approaches banking organizations will continue to use the current Basel I-based capital guidelines for purposes of the capital floor until January 1, 2015, which is the effective date of the Standardized Approach, discussed below, unless they elect to adopt the Standardized Approach as the capital floor earlier than this date.
In June 2012, U.S. regulators issued final rule, known in the industry as Basel 2.5, that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013. We estimate that this rule will add up to 10 percent to our December 31, 2012 Basel I risk-weighted asset levels.
In December 2010, the Basel Committee issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. Three notices of proposed rulemaking (“NPRs”), released by the U.S. banking regulators in June 2012, would both implement many of the capital provisions of Basel III for U.S. banking institutions and substantially revise the U.S. banking regulators' Basel I risk-based capital guidelines -referred to in the NPRs as the “Standardized Approach” - to make them more risk sensitive. Comments on the NPRs were due October 22, 2012. As proposed by the NPRs, the implementation of Basel III was to become effective January 1, 2013, with phase-in periods (to January 1, 2019) that are consistent with the Basel III framework. As proposed, the new risk-weight categories in the Standardized Approach will not become effective until January 1, 2015. As a result of the large number of detailed comments received on the NPR, the U.S. regulators announced that the new proposal would not take effect on January 1, 2013, as proposed. However, the Federal Reserve stated in its capital plan guidance that it expects bank holding companies subject to the guidance (including HSBC North America) to achieve, readily and without difficulty, the ratios required by the Basel III framework as it would come into effect in the United States. In this regard, the Federal Reserve stated that bank holding companies that meet the minimum ratio requirement during the Basel III transition period but remain below the 7 percent Tier 1 common equity target (minimum plus capital conservation buffer) will be expected to maintain prudent earnings retention policies with a view to meeting the conservation buffer under the time-frame described in the Basel III NPR.
Basel III, including as proposed by the NPRs to be implemented in the United States, would redefine the components of capital in the numerators of regulatory capital ratios in a more narrow way than existing Basel I and Basel II standards, increase the minimum risk-based capital ratios under both the regulators' Basel II Advanced Approaches and Basel I risk-based capital guidelines, and primarily with respect to securitizations and exposures to certain counterparties, change the measure of risk-weighted assets in the denominators of regulatory capital ratios.
The components of the NPRs related to the Standardized Approach would amend the regulators' existing Basel I risk-based capital guidelines and replace the risk-weighting categories currently used to calculate risk-weighted assets in the denominator of capital ratios with a broader array of risk weighting categories that are intended to be more risk sensitive. The new risk-weights for the Standardized Approach range from 0% to 600% as compared to the risk weights of 0% to 100%, under the regulators' existing Basel I risk-based capital guidelines. Higher risk weights would apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on OTC derivatives.

HSBC USA Inc.

Prior to adoption of the Advanced Approaches, a banking organization is required to successfully complete a parallel run by measuring regulatory capital under both the Advanced Approaches and the existing general risk-based capital rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. We began the parallel run period, which encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements, in January 2010. The timing of receipt of approval from our primary regulator is uncertain. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis, and as a subsidiary of HSBC North America we may be required to execute certain actions or strategies to ensure HSBC North America meets its capital requirements.
HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. HSBC USA may need to increase its liquidity profile to support HSBC North America's compliance with the new rules. Further increases in regulatory capital may be required in response to the implementation of Basel III and other U.S. supervisory requirements relating to capital and liquidity. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. We are unable at this time, however, to determine the extent of changes HSBC USA will need to make to its liquidity or capital position, if any, and what effect, if any, such changes will have on our results of operations or financial condition. New regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital and may require us to increase our capital or liquidity. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could require us to liquidate assets or otherwise change our business and/or investment plans, which may negatively affect our financial results.
Regulatory investigations, fines, sanctions and requirements relating to conduct of business and financial crime could negatively affect our results and brand. Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies that have investigated HSBC's conduct related to inadequate compliance with anti-money laundering, Bank Secrecy Act and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network (“FinCEN”) in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and the U.S. Department of Justice, the New York County District Attorney's Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions. As part of the resolution, HSBC entered into a deferred prosecution agreement among HSBC, HSBC Bank USA, the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and a deferred prosecution agreement with the New York County District Attorney, and consented to a cease and desist order and, along with HSBC North America, consented to a monetary penalty order with the Federal Reserve. In addition, HSBC Bank USA entered into the U.S. DPA, an agreement and consent orders with the OCC, and a consent order with FinCEN. HSBC also entered into an undertaking with the U.K. Financial Services Authority (“FSA”) to comply with certain forward-looking obligations with respect to anti-money laundering and sanctions requirements over a five-year term. HSBC Bank USA also entered into separate consent order and agreements with the OCC requiring adoption of an enterprise-wide compliance program, as part of which HSBC USA and its parent holding companies may not engage in any new types of financial activities without the prior approval of the FEderal Reserve Board, and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, $1.381 billion of which was attributed to and paid by HSBC Bank USA, and will continue to cooperate fully with U.S. and U.K. regulatory and law enforcement authorities and take further action to strengthen their compliance policies and procedures. Over the five-year term of the U.S. DPA and agreement with the FSA, a "skilled person" under Section 166 of the Financial Services and Markets Act (also referred to as an independent monitor) will evaluate HSBC's progress in fully implementing these and other measures it recommends, and will produce regular assessments of the effectiveness of HSBC's compliance function. If HSBC fulfills all of the requirements imposed by the U.S. DPA and other agreements, the U.S. Department of Justice's charges against it will be dismissed at the end of the five-year period. The U.S. DPA remains subject to certain proceedings before the United States District Court for the Eastern District of New York. The U.S. Department of Justice or the New York County District Attorney's Office may prosecute HSBC or HSBC Bank USA in relation to the matters that are the subject of the U.S. DPA if HSBC or HSBC Bank USA breaches the terms of the U.S. DPA. In the event of the prosecution of criminal charges, there could be significant consequences to HSBC and its affiliates, including loss of business, withdrawal of funding and harm to our reputation, all of which would have a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. In addition, the settlement with regulators does not preclude private litigation relating to, among other things, HSBC's compliance with applicable anti-money

HSBC USA Inc.

laundering, BSA and sanctions laws, which, if determined adversely, may result in judgments, settlements or other results that could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm.
Failure to comply with certain regulatory requirements would have an adverse material effect on our results and operations. As reflected in the agreement entered into with the OCC on December 11, 2012 (the “GLBA Agreement”), the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a financial subsidiary. As a result, HSBC USA and its parent holding companies no longer meet the qualification requirements for financial holding company status and may not engage in any new types of financial activities without the prior approval of the Federal Reserve Board. In addition, HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on the GLB Act. Similar consequences could result for subsidiaries of HSBC Bank USA that engage in financial activities in reliance on expanded powers provided for in the GLB Act. Any such divestiture or termination of activities would have an adverse material effect on the consolidated results and operation of HSBC USA.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity.  As previously reported, HSBC Bank USA entered into the OCC Servicing Consent Order with the OCC and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America entered into a similar consent order with the Federal Reserve Board following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and our indirect parent, HSBC North America, and our affiliate, HSBC Finance Corporation, entered into an agreement with the Federal Reserve, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million, which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. See “Executive Overview” in MD&A and Note 30, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements.
In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or State Attorneys General, which could include sanctions relating to the activities that are the subject of the Servicing Consent Orders as well as the imposition of civil money penalties by regulatory agencies.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $38 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning foreclosure and other mortgage servicing practices and we may see an increase in private litigation concerning these practices.
Beginning in late 2010, we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for

HSBC USA Inc.

foreclosures and re-filed affidavits where necessary. We have resumed processing suspended foreclosure activities in substantially all states and have now referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states. We expect the number of REO properties added to inventory may increase during 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states.
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
Our reputation has a direct impact on our financial results and ongoing operations.  Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about us, HSBC or the financial services industry generally;

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or pricing practices;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	sales and trading practices;

•	customer service;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.
The proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.
The failure to address, or the perception that we have failed to address any of these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could adversely affect our results of operations.
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

HSBC USA Inc.

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
The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational organizations. During 2012, HSBC was subjected to several 'denial of service' attacks on our external facing websites across Latin America, Asia and North America. A denial of service attack is the attempt to intentionally paralyze a computer network by flooding it with data sent simultaneously from many individual computers. One of these attacks affected several geographical regions and lasted a number of hours; there was limited effect from the other attacks with services maintained. We did not experience any loss of data as a result of these attacks.

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
Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our raising the minimum payment or fees to be charged on credit card accounts;

•	the decision to sell credit card receivables or our determining to acquire or sell residential mortgage loans and other loans;

•	changes to our customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	our increasing investment in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.
The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal control. In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting

HSBC USA Inc.

may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given year.
Exposure to certain countries in the eurozone may adversely impact our earnings.  Eurozone countries are members of the European Union and part of the euro single currency bloc. The peripheral eurozone countries are those that exhibited levels of market volatility that exceeded other eurozone countries, demonstrating fiscal or political uncertainty which may persist in 2013. In 2012, in spite of improvements through austerity and structural reforms, the peripheral countries of Greece, Ireland, Italy, Portugal and Spain continued to exhibit a high ratio of sovereign debt to GDP or short to medium-term maturity concentration of their liabilities, with Greece, Spain and Cypress seeking assistance to meet sovereign liabilities or direct support for banking sector recapitalization. During 2012, we continued to reduce our overall net exposure to counterparties domiciled in other eurozone countries that had exposures to sovereign and/or banks in peripheral eurozone countries of sufficient size to threaten their on-going viability in the event of an unfavorable conclusion to the current crisis. However, we continue to be exposed to certain eurozone related risk as it relates to governments and central banks of selected eurozone countries with near/quasi government agencies, banks and other financial institutions and other corporates. Because it is difficult to predict the speed and degree to which the economies of these countries will recover, given that they have demonstrated fiscal or political instability which may persist through 2013, it is possible that our continued exposure to these economies may adversely impact our earnings.
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
Our inability to meet funding requirements due to deposit attrition or credit ratings could impact operations.  Our primary source of funding is deposits, augmented by issuance of commercial paper and term debt. Adequate liquidity is critical to our ability to operate our businesses. Despite the apparent improvements in overall market liquidity and our liquidity position, future conditions that could negatively affect our liquidity include:

•	an inability to attract or retain deposits;

•	diminished access to capital markets;

•	an increased interest rate environment for our commercial paper or term debt;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC subsidiaries and clients.
These conditions could be caused by a number of factors, including internal and external factors, such as, among others:

•	financial and credit market disruption;

•	volatility or lack of market or customer confidence in financial markets;

•	lack of market or customer confidence in the Company or negative news about us or the financial services industry generally; and

•
other conditions and factors over which we have little or no control including economic conditions in the U.S. and abroad and concerns over potential government defaults and related policy initiatives, the potential failure of the U.S. to raise the debt limit and the ongoing European debt crisis.

HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future.

HSBC USA Inc.

Our credit ratings are an important part of maintaining our liquidity. Any downgrade in credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts. Downgrades in our credit ratings also may trigger additional collateral or funding obligations which could negatively affect our liquidity, including as a result of credit-related contingent features in certain of our derivative contracts.
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
Our “cross-selling” efforts to increase the number of products our customers buy from us and offer them all of the financial products that fulfill their needs is a key part of our growth strategy, and our failure to execute this strategy effectively could have a material adverse effect on our revenue growth and financial results. Selling more products to our customers - “cross-selling” - is very important to our business model and key to our ability to grow revenue and earnings especially during the current environment of slow economic growth and regulatory reform initiatives. Many of our competitors also focus on cross-selling, especially in retail banking and mortgage lending. This can limit our ability to sell more products to our customers or influence us to sell our products at lower prices, reducing our net interest income and revenue from our fee-based products. It could also affect our ability to keep existing customers. New technologies could require us to spend more to modify or adapt our products to attract and retain customers. Our cross-sell strategy also is dependent on earning more business from our HSBC customers, and increasing our cross-sell ratio - or the average number of products sold to existing customers - may become more challenging and we might not attain our goal of selling an average of eight products to each customer.
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
Changes in interest rates could reduce the value of our mortgage servicing rights and result in a significant reduction in earnings.  As a residential mortgage servicer in the U.S., we have a portfolio of mortgage servicing rights (“MSRs”). An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee, which we retain when we sell loans we have originated. We recognize MSRs as a separate and distinct asset at the time loans are sold. We initially value MSRs at fair value at the time the related loans are sold and subsequently measure MSRs at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Any decrease in the fair value of our MSRs will reduce earnings in the period in which the decrease occurs, which can result in earnings volatility. While interest rate risk is mitigated through an active hedging program, hedging instruments and models that we use may not perfectly correlate with the value or income being hedged and, as a result, a reduction in the fair value of our MSRs could have a significant adverse impact on our earnings in a given period.
Increased credit risk, including as a result of a deterioration in economic conditions, could require us to increase our provision for credit losses and allowance for credit losses and could have a material adverse effect on our results of operations and financial condition. When we loan money or commit to loan money we incur credit risk, or the risk of losses if our borrowers do not repay their loans. The credit performance of our loan portfolios significantly affects our financial results and condition. As noted above, if the current economic environment were to deteriorate, more of our customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and provision for credit losses. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might increase the allowance because of changing economic conditions, including falling home prices and higher

HSBC USA Inc.

unemployment, or other factors. For example, changes in borrower behavior or the regulatory environment also could influence recognition of credit losses in the portfolio and our allowance for credit losses.
While we believe that our allowance for credit losses was appropriate at December 31, 2012, there is no assurance that it will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, we may be required to build reserves in future periods, which would reduce our earnings.
Financial difficulties or credit downgrades of mortgage and bond insurers may negatively affect our servicing and investment portfolios. Our servicing portfolio includes certain mortgage loans that carry some level of insurance from one or more mortgage insurance companies. To the extent that any of these companies experience financial difficulties or credit downgrades, we may be required, as servicer of the insured loan on behalf of the investor, to obtain replacement coverage with another provider, possibly at a higher cost than the coverage we would replace. We may be responsible for some or all of the incremental cost of the new coverage for certain loans depending on the terms of our servicing agreement with the investor and other circumstances, although we do not have an additional risk of repurchase loss associated with claim amounts for loans sold to third-party investors. Similarly, some of the mortgage loans we hold for investment or for sale carry mortgage insurance. If a mortgage insurer is unable to meet its credit obligations with respect to an insured loan, we might incur higher credit losses if replacement coverage is not obtained. We also have investments in municipal bonds that are guaranteed against loss by bond insurers. The value of these bonds and the payment of principal and interest on them may be negatively affected by financial difficulties or credit downgrades experienced by the bond insurers.
The financial condition of HSBC's clients and counterparties, including other financial institutions, could adversely affect us. A significant deterioration in the credit quality of one of our counterparties could lead to concerns in the market about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure, and increasing the losses (including mark-to-market losses) that we could incur in our market-making and clearing businesses.
Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. HSBC routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by the counterparty or client. When such a client becomes bankrupt or insolvent, the Company may become entangled in significant disputes and litigation with the client's bankruptcy estate and other creditors or involved in regulatory investigations, all of which can increase our operational and litigation costs.
During periods of market stress or illiquidity, our credit risk also may be further increased when it cannot realize the fair value of the collateral held by it or when collateral is liquidated at prices that are not sufficient to recover the full amount of the loan, derivative or other exposure due to us. Further, disputes with counterparties as to the valuation of collateral significantly increase in times of market stress and illiquidity.
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
We have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”), and serve as trustee of various securitization trusts. Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the industry's residential foreclosure issues continue, HSBC Bank USA has taken title to an increasing number of foreclosed home as trustee on behalf of various securitization trusts, As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and

HSBC USA Inc.

tenants alleging various obligations of law, including laws regarding property upkeep and tenants' rights. While we believe and continue to maintain that the obligations at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of “HSBC, as trustee.” We expect this level of focus will continue and, potentially, intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment.   In the ordinary course of business, HSBC USA and its affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 30, “Litigation and Regulatory Matters,” certain of which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, in the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other regulators, including the newly-formed CFPB, State Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. See “Regulatory investigations, fines, sanctions and requirements relating to conduct of business and financial crime could negatively affect our results and brand” and “We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity” above.
We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
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

HSBC USA Inc.

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
Significant reductions in pension assets may require additional financial contributions from us.  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2012, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $889 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 23, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
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
There is no assurance that any businesses or portfolios acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If we are not able to successfully integrate acquisitions, there is the risk that our results of operations could be materially and adversely affected.

HSBC USA Inc.

Item 1B.    Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2012.
Item 2.    Properties.

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018, which HSBC Bank USA owned until April 2010. In April 2010, HSBC Bank USA sold our headquarters building at 452 Fifth Avenue and entered into a lease for the entire building for one year, followed by eleven floors of the building for a total of 10 years, along with four other temporary floors for a period of one year. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HSBC Bank USA has 165 branches in New York, 38 branches in California, 18 branches in Florida, nine branches in New Jersey, seven branches in Virginia, four branches in Washington, three branches in Connecticut, three branches in Maryland, two branches in the District of Columbia, two branches in Pennsylvania and one branch in each of Delaware and Oregon at December 31, 2012. We also have seven representative offices in New York, three in California, two in Texas, and one in each of the District of Columbia, Florida, Georgia, Illinois, Massachusetts, North Carolina, Oregon, Pennsylvania and Washington. Approximately 11 percent of these offices are located in buildings owned by HSBC Bank USA and the remaining are located in leased premises. In addition, there are offices and locations for other activities occupied under various types of ownership and leaseholds in New York and other states, none of which are materially important to our operations. HSBC Bank USA also owns properties in Montevideo, Uruguay.
In July 2011, we announced that we had reached an agreement with First Niagara Bank N.A. to sell 195 non-strategic retail branches, including certain loans, deposits and related branch premises, located primarily in upstate New York. We completed the sale of these branches in the second and third quarters of 2012.
Item 3.    Legal Proceedings

See “Litigation and Regulatory Matters” in Note 30, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 235 for our legal proceedings disclosure, which is incorporated herein by reference.
Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

HSBC USA Inc.

Item 6.    Selected Financial Data

On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One. The sale included our General Motors and Union Plus credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Because the credit card and private label receivables sold were classified as held for sale prior to disposition and the operations and cash flows from these receivables were eliminated from our ongoing operations upon disposition without any significant continuing involvement, we have reported the results of these credit card and private label card and closed-end receivables sold as discontinued operations for all periods presented.
In June 2010, we decided to exit our wholesale banknotes business. During the fourth quarter of 2010, we completed the exit of substantially all of this business and as a result, this business is reported as discontinued operations for all periods presented.
The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

HSBC USA Inc.

Year Ended December 31,	2012	2011	2010	2009	2008
	(dollars are in millions)
Statement of Income (Loss) Data:
Net interest income	$2,158	$2,434	$2,613	$2,984	$3,148
Provision for credit losses (1)	293	258	34	1,431	1,009
Total other revenues (losses)	1,922	2,266	2,180	1,370	(1,685)
Operating expenses excluding expense accrual relating to certain regulatory matters	3,316	3,760	3,314	3,188	3,076
Expense relating to certain regulatory matters	1,381	—	—	—	—
Income (loss) from continuing operations before income tax expense (benefit)	(910)	682	1,445	(265)	(2,622)
Income tax expense (benefit)	338	227	439	98	(924)
Income (loss) from continuing operations	(1,248)	455	1,006	(167)	(1,698)
Income from discontinued operations, net of tax	203	563	558	25	9
Net income (loss)	$(1,045)	$1,018	$1,564	$(142)	$(1,689)
Balance Sheet Data as of December 31:
Loans:
Construction and other real estate	$8,457	$7,860	$8,228	$8,858	$8,885
Business banking and middle market enterprises	12,608	10,225	7,945	7,521	10,294
Global banking	20,009	12,658	10,745	9,725	14,059
Other commercial loans	3,076	2,906	3,085	3,910	3,818
Total commercial loans	44,150	33,649	30,003	30,014	37,056
Residential mortgages, excluding home equity mortgages	15,371	14,113	13,697	13,722	17,948
Home equity mortgages	2,324	2,563	3,820	4,164	4,549
Credit card	815	828	1,250	1,273	1,207
Auto finance	—	—	—	1,701	154
Other consumer	598	714	1,039	1,187	1,319
Total consumer loans	19,108	18,218	19,806	22,047	25,177
Total loans	63,258	51,867	49,809	52,061	62,233
Loans held for sale	1,018	3,670	2,390	2,908	4,431
Total assets	196,567	188,826	161,174	142,850	166,304
Total tangible assets	194,271	186,583	158,529	140,177	163,624
Total deposits(2)	117,671	139,729	120,618	118,203	118,951
Long-term debt	21,745	16,709	17,080	15,043	20,890
Preferred stock	1,565	1,565	1,565	1,565	1,565
Common shareholder’s equity	16,271	16,937	15,168	13,612	11,152
Total shareholders’ equity	17,836	18,502	16,733	15,177	12,717
Tangible common shareholder’s equity	13,185	14,054	12,522	11,110	9,258

HSBC USA Inc.

Year Ended December 31,	2012	2011	2010	2009	2008
	(dollars are in millions)
Selected Financial Ratios:
Total shareholders’ equity to total assets	9.07%	9.80%	10.38%	10.62%	7.65%
Tangible common shareholder’s equity to total tangible assets	6.79	7.53	7.90	7.93	5.66
Total capital to risk weighted assets	19.52	18.39	18.14	14.19	12.04
Tier 1 capital to risk weighted assets	13.61	12.74	11.80	9.61	7.60
Tier 1 common equity to risk weighted assets	11.63	10.72	9.82	7.82	5.96
Rate of return on average:
Total assets	(.6)	.2	.5	(.1)	(.9)
Total common shareholder’s equity	(7.7)	2.7	6.6	(1.2)	(15.2)
Net interest margin	1.30	1.45	1.69	2.00	1.84
Loans to deposits ratio(3)	71.35	53.33	57.38	66.05	96.92
Efficiency ratio	115.1	80.0	69.1	73.2	210.2
Commercial allowance as a percent of loans(4)	.72	1.31	1.74	3.02	1.45
Commercial net charge-off ratio(4)	.37	.21	1.04	.75	.28
Consumer allowance as a percent of loans(4)	1.73	1.65	1.66	3.15	1.95
Consumer two-months-and-over contractual delinquency	6.92	6.01	6.04	7.33	5.14
Consumer net charge-off ratio(4)	1.32	1.33	2.13	2.47	1.01

(1)
During the fourth quarter of 2012 we extended our loss emergence for loans collectively evaluated for impairment using a roll rate migration analysis to 12 months, which resulted in an increase to our provision for credit losses of approximately $80 million. See "Executive Overview" and "Credit Quality" in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 9, "Allowance for Credit Losses" in the accompanying consolidated financial statements for additional discussion.

(2)	Includes $15.1 billion of deposits held for sale at December 31, 2011.

(3)
Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000. Excluding the deposits and loans held for sale to First Niagara, the ratio was 59.60 percent at December 31, 2011.

(4)	Excludes loans held for sale.

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
Through our subsidiaries, we offer a comprehensive range of personal and commercial banking products and related financial services. HSBC Bank USA, National Association (“HSBC Bank USA”), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 16 states and the District of Columbia. In addition to our domestic offices, we currently maintain foreign branch offices, subsidiaries and/or representative offices in Europe, Asia, Latin America and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion.
Compliance In 2012, we experienced increasing levels of compliance risk as regulators and other agencies pursued investigations into historical activities, and we continued to work with them in relation to existing issues. These included an appearance before the U.S. Senate Permanent Subcommittee on Investigations and the deferred prosecution agreement reached with U.S. authorities in relation to investigations regarding inadequate compliance with anti-money laundering and sanctions law. With a new senior leadership team and a new strategy in place since 2011, HSBC has already taken significant steps to address these issues including making changes to strengthen compliance, risk management and culture. These steps, which should also serve over time to enhance our compliance risk management capabilities, include the following:

•	the creation of a new global structure which will make HSBC easier to manage and control;

•	simplifying HSBC's businesses through the ongoing implementation of an organizational effectiveness program and a five economic filters strategy;

•	developing a sixth global risk filter which should help to standardize our approach to doing business in higher risk countries;

•	substantially increasing resources, doubling global expenditure and significantly strengthening Compliance as a control (and not only as an advisory) function;

•	continuing to roll out cultural and values programs that define the way everyone in the HSBC Group should act;

•	appointing a new Chief Legal Officer and Head of Group Financial Crime Compliance with particular expertise and experience in U.S. law and regulation;

•	appointing a new Global Head of Regulatory Compliance and restructuring the Global Compliance function accordingly;

•	designing and implementing new global standards by which HSBC entities conduct their businesses; and

•	enforcing a consistent global sanctions policy.
It is clear from both our own and wider industry experience that the level of activity among regulators and law enforcement agencies in investigating possible breaches of regulations has increased, and that the direct and indirect costs of such breaches can be significant. Coupled with a substantial increase in the volume of new regulation, we believe that the level of inherent compliance risk that we face will continue to remain high for the foreseeable future.
Current Environment  The U.S. economy continued its gradual recovery in 2012, with GDP continuing to grow but well below the economy's potential growth rate. A decline in business investment spending continues to restrain economic growth. Businesses continue to be cautious about the underlying strength of demand and are hesitant about ramping up hiring activity. Although consumer confidence climbed to a new post-recession high in November, consumer confidence retreated once again in December as many households remained uncertain about the future as domestic fiscal uncertainties continued to play a role in diminishing sentiment and influencing interest rates and spreads. Serious threats to economic growth remain, including high energy costs,

HSBC USA Inc.

continued pressure on housing prices and elevated unemployment levels. In September, Federal Reserve policy makers initiated a new round of quantitative easing designed to stimulate economic activity and in December announced that policy makers did not expect to increase short-term rates until the unemployment rate falls below 6.5 percent which according to the Federal Reserve's economic projections will result in the Federal funds rate being be kept near zero into 2015. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. While the housing markets in general began to rebound in the second half of the year with overall home prices beginning to move higher as demand increased while the supply of homes for sale declined, housing prices will continue to remain under pressure in many markets as servicers resume foreclosure activities and the underlying properties are listed for sale
While the economy continued to add jobs in 2012, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. As a result, uncertainty remains as to how pronounced the economic recovery will be and whether it can be sustained. Although U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., fell from 8.5 percent at the beginning of the year to 7.8 percent in December 2012, unemployment remained high based on historical standards. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, including the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the on-going implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2013 and beyond.
Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities. As servicers begin to increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur creating downward pressure on property values and tempering any future home price improvement.
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
Growing government indebtedness and a large budget deficit resulted in a downgrade in the U.S. sovereign debt rating by one major rating agency in 2011 while two other major rating agencies have U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges including the on-going debate over government spending and a general lack of political consensus will result in continued scrutiny of the U.S. credit standing resulting in further action by the rating agencies. While the potential effects of rating agency actions are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.
2012 Regulatory Developments
Anti-money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Investigations As previously reported, in October 2010 HSBC Bank USA entered into a consent cease and desist order with the Office of the Comptroller of the Currency (“OCC”) and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve (together, the “AML/BSA Consent Orders”). These actions required improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to Bank Secrecy Act and Anti-Money Laundering ("AML") compliance. Steps continued to be taken to address the requirements of the AML/BSA Consent Orders to ensure compliance, and that effective policies and procedures are maintained.
Throughout 2012, we continued to cooperate in on-going investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S. We also continued to cooperate in ongoing investigations by the U.S. Department of Justice, the New York County District Attorney's

HSBC USA Inc.

Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies that have investigated HSBC's conduct related to inadequate compliance with AML, BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network ("FinCEN") in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and the U.S. Department of Justice, the New York County District Attorney's Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions. As part of the resolution, HSBC entered into a deferred prosecution agreement among HSBC, HSBC Bank USA, the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and a deferred prosecution agreement with the New York County District Attorney, and consented to a cease and desist order and, along with HHSBC North America, consented to a monetary penalty order with the Federal Reserve. In addition, HSBC Bank USA entered into the U.S. DPA, an agreement and consent orders with the OCC, and a consent order with FinCEN. HSBC also entered into an undertaking with the U.K. Financial Services Authority (“FSA”) to comply with certain forward-looking obligations with respect to AML and sanctions requirements over a five-year term. HSBC Bank USA also entered into separate consent order and agreements with the OCC requiring adoption of an enterprise-wide compliance program, as part of which HSBC USA and its parent holding companies may not engage in any new types of financial activities without the prior approval of the Federal Reserve Board and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and will continue to cooperate fully with U.S. and U.K. regulatory and law enforcement authorities and take further action to strengthen their compliance policies and procedures. Over the five-year term of the agreement with the U.S. Department of Justice and FSA, a "skilled person" under Section 166 of the Financial Services and Markets Act (also referred to as an independent monitor) will evaluate HSBC's progress in fully implementing these and other measures it recommends, and will produce regular assessments of the effectiveness of HSBC's compliance function. If HSBC fulfills all of the requirements imposed by the deferred prosecution agreement and other agreements, the US Department of Justice's charges against it will be dismissed at the end of the five-year period. The US DPA remains subject to certain proceedings before the United States District Court for the Eastern District of New York. The U.S. Department of Justice or the New York County District Attorney's Office may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the US DPA if HSBC or HSBC Bank USA breaches the terms of the US DPA. See Note 30, “Litigation and Regulatory Matters” for further discussion.
Steps to address many of the requirements of the U.S. DPA and the agreements with the OCC have either already been taken or are under way. These include simplifying HSBC's control structure, strengthening the governance structure with new leadership appointments, revising key policies and establishing bodies to implement single global standards shaped by the highest or most effective standards available in any location where HSBC operates, as well as substantially increasing spending and staffing in the AML and regulatory compliance areas in the past few years.
Foreclosure Practices As previously reported, in April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order") and our affiliate, HSBC Finance Corporation, and our indirect parent, HSBC North America, entered into a similar consent order with the Federal Reserve (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our process with the requirements of the Servicing Consent Orders and are implementing operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (the “Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We previously retained an independent consultant to conduct the Independent Foreclosure Review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and our indirect parent, HSBC North America, and our affiliate, HSBC Finance Corporation, entered an into agreement with the Federal Reserve, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million, which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements. See Note 30, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements for further information.

HSBC USA Inc.

Financial Regulatory Reform The 'Dodd-Frank Wall Street Reform and Consumer Protection Act” will have a significant impact on the operations of many financial institutions in the U.S. when fully implemented, including us and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to our operations and financial results at this time. For a more complete description of the law and implications to our business see the “Regulation - Financial Regulatory Reform” section under the “Regulation and Competition” section in Item 1. Business.
2012 Events

•
In May 2012, we completed the sale of 138 retail branches to First Niagara Bank, N.A. (“First Niagara”) and recognized an after-tax gain, net of allocated non-deductible goodwill, of $71 million. In the third quarter of 2012, we completed the sale of the remaining 57 retail branches and recognized an additional after-tax gain net of allocated non-deductible goodwill, of $23 million. We received a cash premium totaling $886 million on these sales.

•
On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). The sale included our General Motors and Union Plus credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded cumulative lower of amortized cost or fair value adjustments on these receivables, which beginning in the third quarter of 2011 were classified as held for sale on our balance sheet as a component of assets of discontinued operations, totaling $1.0 billion of which $440 million was recorded in 2012 and $604 million which was recorded in 2011. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA's legacy credit card program, however a portion of these receivables were sold to First Niagara and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. We have entered into an outsourcing agreement with Capital One to service our remaining credit card loan portfolio.

•
We previously announced to employees that we were considering strategic options for our mortgage operations, with the objective of recommending the future course of our prime mortgage lending and mortgage servicing platforms. On May 7, 2012, we announced that we have entered into a strategic relationship with PHH Mortgage to manage our mortgage processing and servicing operations. The conversion of these operations is expected to be completed in the first half of 2013. Under the terms of the agreement, PHH Mortgage will provide us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $49.8 billion as of December 31, 2012. We will continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans. We will sell our agency eligible originations to PHH Mortgage on a servicing released basis which will result in no new mortgage servicing rights being recognized going forward. As a result of this agreement, many of our mortgage servicing employees will be given the opportunity to transfer to PHH Mortgage. No significant one-time restructuring costs have been or are expected to be incurred as a result of this transaction. We plan to continue originating mortgages for our customers with particular emphasis on Premier relationships.

•
In the second quarter of 2012, we completed the de-recognition of our 452 Fifth Avenue headquarters building which was sold in April 2010. The building was not able to be de-recognized at the time of sale due to a profit sharing arrangement with the purchaser relating to any future sale of the building which expired in April. The deferred gain of $117 million is being amortized over the remaining eight year life of the lease at the time of de-recognition.

•
We historically have estimated probable losses for consumer loans and certain small balance commercial loans which do not qualify as a troubled debt restructure using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these loans collectively evaluated for impairment using a roll rate migration analysis which resulted in less than 12 months of losses in the allowance for credit losses. A loss coverage of 12 months using a roll rate migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed, in the third quarter of 2012 our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice for those loan products. During the fourth quarter of 2012, we extended our loss emergence period to 12 months for U.S. GAAP. As a result, during the fourth quarter of 2012, we increased our allowance for credit losses by approximately $80 million for these loans. We will perform an annual review of our portfolio going forward to assess the period of time utilized in our roll rate migration period. See "Credit Quality" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Note 9, “Allowance for Credit Losses” for additional discussion.

HSBC USA Inc.

•
During the fourth quarter of 2012, we changed our estimate of credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation, consistent with evolving market practices. This change resulted in a reduction to trading revenue of $47 million.

•
Throughout 2012, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $33 million and $102 million, respectively, of leveraged acquisition finance loans and subprime residential mortgage loans previously held for sale. Improved market conditions and reduced outstanding exposure have resulted in an improvement in valuation adjustments recorded. In 2011, increased market volatility in the second half of the year driven by wider credit spreads stemming in part from European sovereign debt fears tempered these improvements.

A summary of the significant valuation adjustments associated with these market conditions that impacted revenue in 2012, 2011 and 2010 is presented in the following table:

Year Ended December 31,	2012	2011	2010
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$21	$15	$93
Other structured credit products(1)	107	77	126
Mortgage whole loans held for sale including whole loan purchase settlement (predominantly subprime)(2)	(13)	(22)	50
Other-than-temporary impairment on securities available-for-sale(3)	—	—	(79)
Leverage acquisition finance loans(4)	49	(16)	42
Total gains (losses)	$164	$54	$232

(1)Reflected in Trading revenue in the consolidated statement of income (loss).
(2)Reflected in Other income in the consolidated statement of income (loss).
(3)Reflected in Net other-than-temporary impairment losses in the consolidated statement of income (loss).
(4)Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

•
Compliance related costs continued to be a significant component of our cost base totaling $433 million in 2012, compared to $295 million in 2011, largely attributable to our investment in BSA/AML process enhancements and infrastructure and to a lesser extent, our foreclosure remediation efforts. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements.

•
We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Workforce reductions, some of which relate to our retail branch divestitures, have resulted in total legal entity full-time equivalent employees being reduced by 23 percent since December 31, 2011 and 30 percent since December 21, 2010. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. The review is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

•
We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC's strategic priorities.

Performance, Developments and Trends Income (loss) from continuing operations was a loss of $1.2 billion in 2012 compared to income of $455 million in 2011 and income of $1.0 billion in 2010. Income (loss) from continuing operations before income tax was a loss of $910 million in 2012 compared to income of $682 million in 2011 and income of $1.4 billion in 2010. Income (loss) from continuing operations before income tax decreased in 2012 compared to 2011 due to higher operating expenses driven by the $1.381 billion expense related to certain regulatory matters, lower net interest income, lower other revenue and a higher provision for credit losses. Income from continuing operations declined in 2011 compared to 2010 driven by higher operating expenses and lower net interest income, partially offset by higher other revenues and a lower provision for credit losses. Our results in all years were impacted by the change in the fair value of our own debt and the related derivatives for which we have

HSBC USA Inc.

elected fair value option and certain non-recurring items which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income (loss) from continuing operations before income tax for all periods presented:

Year Ended December 31,	2012	2011	2010
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(910)	$682	$1,445
(Gain) loss in value of own fair value option debt and related derivatives	323	(464)	(239)
Gain on sale of branches	(433)	—	—
Expense related to certain regulatory matters(1)	1,381	—	—
Impairment of software development costs	—	110	—
Expense relating to certain mortgage servicing matters	19	86	—
Incremental provision for credit losses resulting from the change in the loss emergence period used in our roll rate migration analysis during the fourth quarter of 2012(2)	80	—	—
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	—	—	(66)
Impairment of leasehold improvements and other costs associated with branch closures	—	21	—
Revenue associated with whole loan purchase settlement(3)	—	—	(89)
Gain on sale of equity interest in Guernsey Joint Venture	—	(53)	—
Gain on sale of non-marketable securities	—	(10)	—
Gain relating to resolution of lawsuit(4)	—	—	(5)
Income from continuing operations before income tax, excluding above items(5)	$460	$372	$1,046

(1)	For additional discussion regarding expense related to certain regulatory matters, see Note 30, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.

(2)	See Credit Quality and Note 9, "Allowance for Credit Losses" in the accompanying consolidated financial statements.

(3)	Represents loans previously purchased for resale from a third party.

(4)
The proceeds of the resolution of this lawsuit were used to in 2009 to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(5)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our income from continuing operations before tax increased in 2012 as higher other revenues, lower operating expenses and a lower provision for credit losses were partially offset by lower net interest income.
Other revenues in all periods reflect the impact of changes in value of our own debt and related derivatives for which we elected fair value option as well as several non-recurring items as presented in the table above. Excluding the impact of these items, other revenue increased $73 million in 2012 due primarily to higher trading revenue, higher other income and higher securities gains, partially offset by lower other fees and commissions, lower credit card fees and lower mortgage banking revenue. The higher trading revenue was driven by improved credit market conditions which led to reduced credit spreads and higher derivative trading revenue, as well as improvements in valuations associated with our legacy global markets businesses. The increase in other income reflects higher miscellaneous income driven by higher income associated with fair value hedge ineffectiveness, partially offset by lower earnings from equity investments. Securities gains were higher due to sales associated with a re-balancing of the portfolio for risk management purposes based on the low interest rate environment. Lower other fees and commissions were driven by lower debit card fees, while the lower credit card fees reflect lower outstanding balances driven by the sale of a portion of the portfolio to First Niagara. The lower mortgage banking revenue was largely driven by higher provisions for mortgage repurchase exposure on previously sold loans. See “Results of Operations” for a more detailed discussion of other revenues.
Net interest income was $2.2 billion in 2012 compared to $2.4 billion in 2011. The decrease reflects the impact of lower interest income on securities due to lower interest rates, partially offset by higher interest income on loans, driven by higher average balances on commercial loans due to new business volume, and lower interest charges related to estimated tax exposures. See “Results of Operations” for a more detailed discussion of net interest income.
Our provision for credit losses was $293 million during 2012 compared to $258 million in 2011. In the fourth quarter of 2012, we completed our review of loss emergence for loans collectively evaluated for impairment using a roll rate migration analysis and extended our loss emergence period for these loans to 12 months for U.S. GAAP, which resulted in an incremental $80 million credit loss provision being recorded, $75 million of which related to consumer loans. Excluding the impact of this incremental

HSBC USA Inc.

provision, our provision for credit losses declined in 2012, driven by a lower provision in our consumer loan portfolio driven by continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates, partially offset by higher charge-offs in our home equity mortgage portfolio due to an increased volume of loans where we have decided not to pursue foreclosure. In our commercial portfolio, our provision for credit losses was higher, driven largely by increased levels of reserves for risk factors associated with expansion activities in the U.S. and Latin America. See “Results of Operations” for a more detailed discussion of our provision for credit losses.
Operating expenses totaled $4.7 billion in 2012, an increase of 25 percent compared to 2011. Operating expenses in 2012 reflect an expense related to certain regulatory matters of $1.381 billion and an expense related to certain mortgage servicing matters of $19 million. Operating expenses in 2011 include an impairment of certain previously capitalized software development costs which totaled $110 million. In addition, occupancy expense in 2011 includes a $21 million impairment of leasehold improvements associated with branch closure activity. Also included in operating expenses in 2011 was a provision for interchange litigation as well as estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties and an expense accrual related to mortgage servicing matters which collectively totaled $123 million. Excluding the impact of these items, operating expenses decreased 7 percent compared to 2011 as lower salaries and benefits, lower occupancy costs, lower marketing costs, lower professional fees, lower FDIC assessment fees and a lower provision for off balance sheet credit exposures were partially offset by higher compliance costs. Compliance costs were a significant component of our cost base in 2012, totaling $433 million in 2012 compared to $295 million in 2011, largely attributable to investment in BSA/AML process enhancements and infrastructure and, to a lesser extent our foreclosure remediation efforts. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we believe compliance related costs have permanently increased to higher levels due to the remediation regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.
Our efficiency ratio from continuing operations was 115.1 percent in 2012 compared to 80.0 percent in 2011. Our efficiency ratio in 2012 and 2011 was impacted by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting. Also impacting the efficiency ratio in 2012 was the gain from the sale of certain non-strategic retail branches to First Niagara as well as an expense related to certain regulatory matters and, in 2011, the impairment of certain software development costs and the impairment of leasehold improvements associated with branch closure activity as discussed above. Excluding the impact of these and other non-recurring items as discussed above, our efficiency ratio improved to 83.0 percent in 2012 compared to 84.9 percent in 2011 as the decline in operating expenses outpaced the decline in net interest income and other revenue in total. While operating expenses adjusted for the items discussed above declined in 2012, driven by the impact of our retail branch divestitures and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.
Our effective tax rate was (37.1) percent for 2012 compared to 33.3 percent in 2011. The effective tax rate in 2012 was primarily impacted by non-deductible expense related to certain regulatory matters and non-deductible goodwill related to the branches sold to First Niagara as well as the state tax expense on these items, an increase in state tax reserves related to a 2011 state court decision and foreign (U.K.) tax expense for which no foreign tax credits are allowed.
2011 vs. 2010   Income from continuing operations declined significantly in 2011 compared to 2010 due to lower net interest income and higher operating expenses, partially offset by higher other revenues and a lower provision for credit losses.
Other revenues improved during 2011, driven by significantly higher gains on the fair value of our own debt and related derivatives for which we elected fair value option. Other revenues during 2011 and 2010 also includes several non-recurring items as presented in the table above. Excluding the impact of all these items, other revenue decreased by $42 million in 2011 compared to 2010 due primarily to lower trading revenue, lower other fees and commissions and lower other income, partially offset by higher mortgage banking revenue, higher affiliate income, higher securities gains and lower other-than-temporary impairment losses. The decrease in trading revenue reflects increased market volatility in the second half of 2011, leading to unfavorable credit spread movements which impacted the performance of our legacy global markets businesses, partially offset by an increase in foreign exchange, precious metals and rates revenue. Lower other fees and commissions was driven largely by lower refund anticipation loan fees as we did not offer this product in 2011. The decrease in other income reflects lower miscellaneous income. The increase in mortgage banking revenue reflects lower loss provisions for loan repurchase obligations associated with loans previously sold while the higher affiliate income was driven by higher fees and commissions earned from HSBC Finance largely due to the transfer of certain real estate default servicing employees in July 2010 as well as higher fees and commissions earned from HSBC Markets (USA) Inc. Securities gains were higher due to increased security sales. Lower other-than-temporary impairment losses reflected continued overall improvement in economic conditions.
Net interest income was $2.4 billion in 2011 compared to $2.6 billion in 2010. The decrease reflects the impact of lower average loan balances and rates earned on these balances, partially offset by the benefit from a lower cost of funds on our outstanding debt, including lower overall average rates on deposits. These decreases were partially offset by higher interest income on securities

HSBC USA Inc.

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
Operating expenses totaled $3.8 billion during 2011, an increase of 13 percent compared to 2010. The increase was driven by increased compliance costs, increased occupancy costs and increased salaries and employee benefits associated with the transfer of certain employees of HSBC Finance to our default mortgage loan servicing department in July 2010 (for which the cost is offset in other revenues) as well as the impairment of certain previously capitalized software development costs which were no longer realizable as a result of decisions made to cancel certain projects totaling $110 million. Occupancy expense in 2011 includes $21 million associated with the write-off of leasehold improvements and lease abandonment costs driven by the decision to consolidate certain branch offices in Connecticut and New Jersey. Also contributing to the increase in 2011 was a provision for interchange litigation as well as estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties and an expense accrual related to mortgage servicing matters which collectively totaled $123 million. These increases were partially offset by lower servicing fees paid to HSBC Finance due to lower levels of receivables being serviced and lower tax refund anticipation loan expenses as such products were no longer offered in 2011. Compliance related costs were a significant component of our cost base in 2011 increasing to $295 million in 2011 from $104 million in 2010.
Our efficiency ratio from continuing operations was 80.0 percent during 2011 compared to 69.1 percent during 2010. Our efficiency ratio during 2011 and 2010 was impacted by the change in the fair value of our debt for which we have elected fair value option accounting. Additionally, 2011 operating expenses were impacted by higher compliance costs and certain non-recurring items as discussed above. The deterioration in the efficiency ratio in 2011 reflects these higher operating expenses, while total revenues declined.
Our effective tax rate was 33.3 percent for 2011 compared to 30.4 percent for 2010. The effective tax rate in 2011 was primarily impacted by a release of valuation allowance previously established on foreign tax credits, increase in tax reserves related to a 2011 state court decision and accrued foreign tax expense related to Brazilian withholding taxes which reversed in 2012.
Loans  Loans, excluding loans held for sale, were $63.3 billion at December 31, 2012 compared to $51.9 billion at December 31, 2011. The increase in loans as compared to December 31, 2011 was driven by an increase in commercial loans of $10.5 billion due to new business activity, particularly in global banking, including a $3.7 billion increase in affiliate loans, as well as in business banking and middle market enterprises, reflecting growth associated with our business expansion strategy, partially offset by paydowns and managed reductions in certain exposures. Consumer loans also increased, driven by higher levels of residential mortgage loans largely associated with originations targeted at our Premier customer relationships. We continue to sell a substantial portion of new mortgage loan originations to government sponsored enterprises. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.
Credit Performance  Our allowance for credit losses as a percentage of total loans decreased to 1.02 percent at December 31, 2012 as compared to 1.43 percent at December 31, 2011. The decrease in our allowance ratio reflects a lower allowance for credit losses in our commercial portfolio due to reductions in certain loan exposures including the charge-off of certain specific global banking client relationships, continued improvements in economic conditions and significantly higher outstanding loan balances due to growth. This was partially offset by higher allowance for credit losses in our consumer portfolio driven by an incremental provision of $75 million in the fourth quarter of 2012 due to enhancements to our estimation process for loss emergence. See "Credit Quality" for a more detailed discussion of this change.
Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) increased to 6.92 percent at December 31, 2012 as compared to 6.01 percent at December 31, 2011 largely due to higher dollars of delinquency driven by an increase in late stage delinquency due to our earlier decision to temporarily suspend our foreclosure activities. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

HSBC USA Inc.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) increased 4 basis points compared to the prior year due mainly to higher global banking commercial loan charge-offs and the impact of a partial recovery of a previously charged-off loan related to a single client relationship in the prior year, while our consumer loan net charge-off dollars and ratio declined modestly, reflecting the impact of increased charge-offs associated with residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed. See “Credit Quality” for a more detailed discussion of our trends in net charge-off.
Funding and Capital  Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 13.61 percent and 12.74 percent at December 31, 2012 and 2011, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized”.
Issuances of long-term debt during 2012 included $3.7 billion of medium term notes, of which $299 million was issued by HSBC Bank USA, and $3.8 billion of senior notes.
In December 2012, we exercised our option to call $309 million of debentures previously issued by HUSI to HSBC USA Capital Trust VII (the "Trust") at the contractual call price of 103.925 percent which resulted in a net loss on extinguishment of approximately $12 million. The Trust used the proceeds to redeem the trust preferred securities previously issued to an affiliate. Under the proposed Basel III capital requirements, the trust preferred securities would have no longer qualified as Tier I capital. We subsequently issued one share of common stock to our parent, HNAI for a capital contribution of $312 million.
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
Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. The primary risks to achieving our profitability goals in 2013 are largely dependent upon macro-economic conditions which include a low interest rate environment, a housing market which is slow to recover, high unemployment rates, a slow pace of economic growth, debt and capital market volatility and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, charge-offs and ultimately our results of operations.
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
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
International Financial Reporting Standards (“IFRSs”) Because HSBC reports financial information in accordance with IFRSs and IFRSs operating results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis.

HSBC USA Inc.

Year Ended December 31,	2012	2011	2010
	(in millions)
Net income (loss) – U.S. GAAP basis	$(1,045)	$1,018	$1,564
Adjustments, net of tax:
IFRS reclassification of fair value measured financial assets during 2008	(69)	1	(102)
Securities	(3)	13	82
Derivatives	5	8	11
Loan impairment	69	(1)	5
Property	(15)	(23)	28
Pension costs	7	22	77
Purchased loan portfolios	—	(49)	(53)
Transfer of credit card receivables to held for sale and subsequent sale	(31)	—	—
Gain on sale of branches	92
Litigation accrual	(4)	22	—
Gain on sale of auto finance loans	—	—	26
Other	11	3	6
Net income (loss) – IFRSs basis	(983)	1,014	1,644
Tax expense (benefit) – IFRSs basis	411	575	792
Profit (loss) before tax – IFRSs basis	$(572)	$1,589	$2,436
A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:
IFRS reclassification of fair value measured financial assets during 2008 - Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), and are no longer marked to market under IFRSs. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.
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
Securities  - Under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income (loss) provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire amount is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also less significant differences in measuring impairment under IFRSs versus U.S. GAAP.
Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.
Derivatives - Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to allow up-front recognition of the difference between transaction price and fair value in the consolidated statement of income (loss). Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled.
Loan impairment - IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secure loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a

HSBC USA Inc.

discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectibility of the loans.
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice which we adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our allowance for credit losses. Under IFRSs, we completed a review in the fourth quarter of 2012 which concluded that the estimated average period of time from current status to write-off for loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in the fourth quarter of 2012.
Property - The sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under U.S. GAAP, such gain is deferred and recognized over eight years due to our continuing involvement.
Pension costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of the plan assets (the “corridor”). In 2012, amounts include a higher pension curtailment benefit under US GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
Purchased loan portfolios - Under U.S. GAAP, purchased loans for which there has been evidence of credit deterioration at the time of acquisition are recorded at an amount based on the net cash flows expected to be collected. This generally results in only a portion of the loans in the acquired portfolio being recorded at fair value. Under IFRSs, the entire purchased portfolio is recorded at fair value upon acquisition. When recording purchased loans at fair value, the difference between all estimated future cash collections and the purchase price paid is recognized into income using the effective interest method. An allowance for loan loss is not established unless the original estimate of expected future cash collections declines.
Transfer of credit card receivables to held for sale and subsequent sale - For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39, with any gain or loss recognized at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. As a result, any loss is recorded prior to sale.
Gain on sale of branches - Under U.S. GAAP, the amount of goodwill allocated to the retail branch disposal group is higher as goodwill amortization ceased under U.S. GAAP in 2002 while under IFRS, goodwill was amortized until 2005. This resulted in a lower gain under U.S. GAAP.
Litigation accrual - Under U.S. GAAP, litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.
Gain on sale of auto finance loans – The differences in the gain on sale of the auto finance loans primarily reflects differences in the basis of the purchased loans sold between IFRSs and U.S. GAAP as well as differences in loan impairment provisioning as discussed above. The combination of these differences resulted in a higher gain under IFRSs.
Other - Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, interest recognition, restructuring costs, depreciation expense, share based payments, precious metals and loans held for sale.

HSBC USA Inc.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting standards generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position and results of operations of HSBC USA Inc.
The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to the accompanying consolidated financial statements. Certain critical accounting policies affecting the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgments by our management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position and our results of operations. We base our accounting estimates on historical experience, observable market data, inputs derived from or corroborated by observable market data by correlation or other means and on various other assumptions that we believe to be appropriate, including assumptions based on unobservable inputs. To the extent we use models to assist us in measuring the fair value of particular assets or liabilities, we strive to use models that are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.
Of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve what we have identified as critical accounting estimates based on the associated degree of judgment and complexity. Our management has reviewed these critical accounting policies as well as the associated estimates, assumptions and accompanying disclosure with the Audit Committee of our Board of Directors.
Allowance for Credit Losses Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed when they become contractually due. Consequently, we maintain an allowance for credit losses that reflect our estimate of probable incurred losses in the existing loan portfolio. The allowance for credit losses is set in consultation with the Finance and Risk Departments. Estimates are reviewed periodically and adjustments to the allowance for credit losses are reflected through the provision for credit losses in the period they become known. We believe the accounting estimate relating to the allowance for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to the allowance for credit losses require us to project future delinquency and charge offs, which are highly uncertain; and

•
The allowance for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment, bankruptcy trends and the effects of laws and regulations.

Because our estimates of the allowance for credit losses involves judgment and is influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of loans through various stages of delinquency, the realizability of any collateral and actual loss experience. Changes in such estimates could significantly impact our allowance and provision for credit losses.
As an illustration of the effect of changes in estimates related to the allowance for credit losses a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $65 million in our allowance for credit losses at December 31, 2012.
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

HSBC USA Inc.

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

•
Loans which are not individually evaluated for impairment and those evaluated and found not to be impaired are pooled into homogeneous categories of loans and collectively evaluated to determine if it is deemed probable, based on historical data and other environmental factors, that a loss has been incurred even though it has not yet been manifested itself in a specific loan.

For consumer receivables and certain small business loans other than troubled debt restructurings, we utilize a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to an account management action. We also consider the expected loss severity based on the underlying collateral, if any, for the loan in the event of default. In addition to roll rate reserves, we provide loss reserves on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the roll rate statistics or historical trends that are not reflective of current inherent losses in the loan portfolio. Portfolio risk factors considered in establishing the allowance for credit losses on consumer receivables include growth, product mix and risk selection, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables such as natural disasters. We also consider key ratios such as allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
Reserves against loans modified in troubled debt restructurings are determined primarily by analysis of discounted expected cash flows and may be based on independent valuation of the underlying collateral.
An advanced credit risk methodology is utilized to support the estimation of incurred losses inherent in pools of homogeneous commercial loans and off-balance sheet risk. This methodology uses the probability of default from the customer risk rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques, which are combined with management's judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with our internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the required allowance for credit losses.
The results from the commercial analysis, consumer roll rate analysis and the specific impairment reserving process are reviewed each quarter by the Credit Reserve Committee. This committee also considers other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. Loss reserves are maintained to reflect the committee's judgment of portfolio risk factors which may not be fully reflected in statistical models. The Committee's judgment may also be used when they believe historical trends are not reflective of current inherent incurred losses in the loan portfolio.
Our Risk and Finance departments independently assess and approve our allowance for credit losses.
Goodwill Impairment Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, which is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the unit's risk-weighted assets a capital charge that is consistent with Basel II requirements. Significant and long-term changes in the applicable reporting unit's industry and related economic conditions are considered to be primary indicators of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties.
The impairment testing of our goodwill is a “critical accounting estimate” due to the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management's judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital percentage used to discount future cash flows. The risk adjusted cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of

HSBC USA Inc.

financial and economic variables which are established on the basis of that used by market participants which involves management's judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimate could change. When management's judgment is that the anticipated cash flows have decreased and/or the cost of capital percentage has increased, the effect will be a lower estimate of fair value. If the fair value of the reporting unit is determined to be lower than the carrying amount, an impairment charge may be recorded and net income will be negatively impacted.
Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as an operating segment or any distinct, separately identifiable component one level below an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying amount of each reporting unit based on its relative fair value.
We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. We have decided not to elect the option to apply a qualitative assessment to our goodwill impairment testing in 2012 and, therefore continue to utilize a two-step process. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying amount including allocated goodwill exceeds fair value, a second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination is less than the carrying amount of goodwill, an impairment charge is recorded for the excess. Any impairment charge recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairment charges are not permitted. At July 1, 2012, the estimated fair value of each reporting unit exceeded its carrying amount and, as such, none of our recorded goodwill was deemed to be impaired.
During the fourth quarter of 2012, we performed an interim impairment test of the goodwill associated with all of our reporting units at December 31, 2012. Interim impairment testing for Global Banking and Markets and Global Private Banking was conducted based on the results of our annual impairment testing as of July 1, 2012, which indicated that the fair value of these reporting units was not significantly in excess of carrying value. Interim impairment testing for Retail Banking and Wealth Management and Commercial Banking was performed based on updates to our 5 year forecast. As a result of this testing, the fair value of all of our reporting units continued to exceed their carrying values including goodwill. At December 31, 2012, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 95 percent of fair value. If we were to have increased the discount rate by 68 basis points, fair value would have been equal to book value. For the remainder of our reporting units, the book value of each reporting unit including allocated goodwill was 65 percent or less of fair value.
Our goodwill impairment testing is highly sensitive to certain assumptions and estimates used as discussed above. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. If a significant deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital requirements of our business occurs, the results of the annual goodwill impairment test in 2013 may indicate that goodwill at one or more of our reporting units is impaired, in which case we would be required to recognize an impairment charge. Additionally, a deterioration in the economic and credit conditions or a change in our strategy or performance of our business or product offerings may require us to test goodwill for impairment, and potentially recognize an impairment charge, more frequently (i.e., in an interim reporting period).
Valuation of Financial Instruments A substantial portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, derivatives held for trading or used for hedging, securities available-for-sale and loans held for sale. Furthermore, we have elected to measure specific assets and liabilities at fair value under the fair value option, including commercial leveraged finance loans, structured deposits, structured notes, and certain own debt issuances. We manage groups of derivative instruments with offsetting market or credit risks. We measure the fair value of each group of derivative instruments based on the sale or transfer of the resultant net risk exposure.
Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data or obtained from reputable third-party vendors. These inputs include, but are not limited to, interest rate yield curves, credit spreads, option volatilities, option adjusted spreads and currency rates. A significant portion of our assets and liabilities reported at fair value are measured based on quoted market prices or observable independently-sourced market-based inputs. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management's expectation of the inputs that market participants would use in determining the fair value of the asset or liability. These unobservable inputs must incorporate market participants' assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment.

HSBC USA Inc.

We estimate the counterparty credit risk for financial assets and own credit standing for financial liabilities (the “credit risk adjustments”) in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting arrangements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spreads of the specific counterparties observed in the credit default swap market. Where credit default spread of the specific counterparty is not available, we use the credit default spread of specific proxy (e.g., the CDS spread of the parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swap referencing to credit names of similar credit standing in the same industry sector and the historical rating-based probability of default. During the fourth quarter of 2012, we changed to use a market-implied probability of default in the determination of the credit risk adjustment to reflect evolving market practices which reduced trading revenue by $47 million.
We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 2.5 percent at December 31, 2012. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in other comprehensive income recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see “Fair Value” under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.
Complex derivatives held for trading - Fair value for the majority of our derivative instruments are based on internally developed models that utilize independently sourced market parameters. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows, credit spreads and liquidity of the product. The fair values of certain structured credit and structured equity derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant changes in future periods as market conditions evolve.
We may adjust certain fair value estimates to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk. Where relevant, a liquidity adjustment is applied to determine the measurement of an asset or a liability that is required to be reported at fair value. Assessing the appropriate level of liquidity adjustment requires management judgment and is often affected by, among other things, the level of liquidity for the product in the market and the cost to hedge, terminate or unwind the transaction. In addition to credit risks and liquidity risks, other transaction specific factors such as the selection of valuation models available, the range of unobservable model inputs and other model assumptions can affect fair value estimates.
Loans held for sale - Certain residential mortgage whole loans, consumer receivables and commercial loans are classified as held for sale and are accounted for at the lower of amortized cost or fair value. Where available, we measure held for sale mortgage whole loans based on transaction prices of similar loan portfolios observed in the whole loan market with adjustments made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return.
Loans for which we elected the fair value option - We elected to measure certain commercial leveraged finance loans at fair value under the fair value option provided by U.S. GAAP. To the extent available, fair value is determined based on observable inputs such as market-based consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates, loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as the collateral arrangements in determining fair value estimate.
Structured deposits and structured notes - Certain hybrid instruments, primarily structured notes and structured certificates of deposit, were elected to be measured at fair value in their entirety under the fair value option provided by U.S. GAAP. As a result, derivative features embedded in those instruments are included in the fair value measurement of the instrument. Depending on the complexity of the embedded derivative, the same elements of valuation uncertainty and adjustments described in the derivative sections above would apply to hybrid instruments. Additionally, cash flows for the funded notes and deposits are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The

HSBC USA Inc.

credit spreads applied to these instruments are derived from the spreads at which institutions of similar credit standing would be charged for issuing similar structured instruments as of the measurement date.
Long-term debt (own debt issuances) - Own debt issuances for which the fair value option has been elected are traded in the OTC market. The fair value of our own debt issuances is determined based on the observed prices for the specific debt instrument transacted in the secondary market. To the extent the inputs are observable, less judgment is required in determining the fair value. In many cases, management can obtain quoted prices for identical or similar liabilities. However, the markets may become inactive at various times where prices are not current or price quotations vary over time or among market makers. In these situations, valuation estimates involve using inputs other than quoted prices to value both the interest rate component and the own credit component of the debt. Changes in such estimates, and in particular the own credit component of the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss).
Asset-backed securities - Asset-backed securities are classified as either available-for-sale or held for trading and are measured at fair value. Where available, we use quoted market prices as the fair value measurement for asset-backed securities. In the absence of quoted prices, fair value estimates are determined based on quotes from brokers and market makers for which Finance performs procedures to independently validate the measurements. In addition, we also obtain fair value measurement information from third party pricing vendors for which Finance assesses the valuation methodologies applied and validates the inputs used by the vendors for reasonableness.
We have established a control framework designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. Controls over the valuation process are summarized in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Fair Value.”
Because the fair value of certain financial assets and liabilities are significantly impacted by the use of estimates, the use of different assumptions can result in changes in the estimated fair value of those assets and liabilities, which can result in equity and earnings volatility as follows:

•	Changes in the fair value of trading assets and liabilities (including derivatives held for trading) are recorded in current period earnings;

•
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings;

•
Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax, to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item. Any ineffectiveness is recognized in current period earnings;

•	Changes in the fair value of securities available-for-sale are recorded in other comprehensive income;

•	Changes in the fair value of loans held for sale when their cost exceeds fair value are recorded in current period earnings; and

•
Changes in the fair value of commercial leveraged finance loans, structured deposits, structured notes and long-term debt that we have elected to measure at fair value under the fair value option are recorded in current period earnings.

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
If we determine as a result of this assessment that a derivative is no longer a highly effective hedge, hedge accounting is discontinued as of the quarter in which such determination was made. The assessment of the effectiveness of the derivatives used in hedging transactions is considered to be a “critical accounting estimate” due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis requires the use of estimates regarding the amount and timing of future cash flows which are susceptible to significant changes in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as the selection of a convention for the treatment of credit spreads in the analysis.
The outcome of the statistical regression analysis serves as the foundation for determining whether or not a derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings.

HSBC USA Inc.

Mortgage Servicing Rights We recognize retained rights to service mortgage loans as a separate and distinct asset at the time the loans are sold. We initially value mortgage servicing rights (“MSRs”) at fair value at the time the related loans are sold and subsequently measure MSRs at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. MSRs recorded on our balance sheet totaled $168 million and $220 million at December 31, 2012 and 2011, respectively.
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
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $1.7 billion and $1.8 billion as of December 31, 2012 and 2011, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
Our analysis of the realizability of deferred tax assets considers any future taxable income expected from operations but relies to a greater extent on continued liquidity and capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. We are included in HSBC North America's consolidated U.S. Federal income tax return and in certain combined state tax returns. We have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching conclusions on recoverability. Absent capital support from HSBC and implementation of the related tax planning strategies, we would record a valuation allowance against our deferred tax assets.
The use of different assumptions of future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, valuation allowances may need to be established or adjusted, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need and adequacy of any valuation allowance.
Our interpretations of tax laws are subject to examination by the Internal Revenue Service and state taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 can be found in Note 19, “Income Taxes,” in the accompanying consolidated financial statements.
Contingent Liabilities Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. These actions include assertions concerning violations of laws and/or unfair treatment of consumers. We have also been subject to various governmental and regulatory proceedings.
We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final

HSBC USA Inc.

liabilities may ultimately be materially different from those estimates. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings and the opinions and views of legal counsel.
Litigation and regulatory exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. See Note 30, “Litigation and Regulatory Matters” in the accompanying consolidated financial statements.
Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at December 31, 2012 and increases (decreases) over prior periods are summarized in the table below:

		Increase (Decrease) From
		December 31, 2011		December 31, 2010
	December 31, 2012	Amount	%	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$17,787	$(12,392)	(41.1)%	$(227)	(1.3)%
Loans, net	62,611	11,487	22.5	13,654	27.9
Loans held for sale	1,018	(2,652)	(72.3)	(1,372)	(57.4)
Trading assets	35,995	(2,805)	(7.2)	3,593	11.1
Securities	69,336	14,020	25.3	20,623	42.3
Other assets	9,820	(21,371)	(68.5)	(23,517)	(70.5)
	$196,567	$(13,713)	(6.5)%	$12,754	6.9%
Funding sources:
Total deposits	$117,671	$(22,058)	(15.8)%	$(2,947)	(2.4)%
Trading liabilities	19,820	5,634	39.7	9,292	88.3
Short-term borrowings	14,933	(1,076)	(6.7)	(254)	(1.7)
All other liabilities	4,562	(583)	(11.3)	895	24.4
Long-term debt	21,745	5,036	30.1	4,665	27.3
Shareholders’ equity	17,836	(666)	(3.6)	1,103	6.6
	$196,567	$(13,713)	(6.5)%	$12,754	6.9%

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements. Balances will fluctuate from year to year depending upon our liquidity position at the time. Overall balances decreased in 2012 as a result of our redeployment of excess liquidity into higher yielding high quality securities.

HSBC USA Inc.

Loans, Net  Loan balances at December 31, 2012, and increases (decreases) over prior periods are summarized in the table below:

		Increase (Decrease) From
		December 31, 2011		December 31, 2010
	December 31, 2012	Amount	%	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$8,457	$597	7.6%	$229	2.8%
Business banking and middle market enterprises	12,608	2,383	23.3	4,663	58.7
Global banking(1)	20,009	7,351	58.1	9,264	86.2
Other commercial loans	3,076	170	5.8	(9)	(.3)
Total commercial loans	44,150	10,501	31.2	14,147	47.2
Consumer loans:
Residential mortgages, excluding home equity mortgages	15,371	1,258	8.9	1,674	12.2
Home equity mortgages	2,324	(239)	(9.3)	(1,496)	(39.2)
Total residential mortgages	17,695	1,019	6.1	178	1.0
Credit Card	815	(13)	(1.6)	(435)	(34.8)
Other consumer	598	(116)	(16.2)	(441)	(42.4)
Total consumer loans	19,108	890	4.9	(698)	(3.5)
Total loans	63,258	11,391	22.0	13,449	27.0
Allowance for credit losses	647	(96)	(12.9)	(205)	(24.1)
Loans, net	$62,611	$11,487	22.5%	$13,654	27.9%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to selected high quality Latin American and other multinational customers managed by HSBC on a global basis.

Commercial loan balances increased compared to both December 31, 2011 and 2010 driven by new business activity, particularly in global banking, including a $3.7 billion increase in affiliate loans, as well as in business banking and middle market enterprises, reflecting growth associated with our business expansion strategy. This growth was strongest in the energy, chemicals and transportation sectors. These increases were partially offset by paydowns and managed reductions in certain exposures. In addition, commercial loan balances at December 31, 2010 reflect $1.2 billion of loans relating to the Bryant Park commercial paper conduit which we deconsolidated in March, 2011, as well as loan balances that were transferred to held for sale during 2011, which totaled $521 million at December 31, 2011, as part of our agreement to sell certain retail branches and related loans to First Niagara.
Residential mortgage loans increased since December 31, 2011 and 2010 primarily due to increases to the portfolio associated with originations targeted at our Premier customer relationships and the transfer in the first quarter of 2012 of $140 million of FHA/VA loans from held for sale that were no longer part of the loan sale to First Niagara. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a substantial portion of our new residential loan originations through the secondary markets. Residential mortgage loans in 2010 include residential mortgage loans transferred to loans held for sale in 2011, which totaled $1.4 billion at December 31, 2011, as a result of our previously discussed agreement to sell certain retail branches and related loans to First Niagara.
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

HSBC USA Inc.

	Refreshed LTVs(1)(2) at December 31, 2012		Refreshed LTVs(1)(2) at December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	75.7%	62.3%	75.4%	62.2%
80% < LTV < 90%	10.7	13.8	11.0	13.7
90% < LTV < 100%	6.4	10.2	6.5	10.2
LTV > 100%	7.1	13.7	7.2	13.8
Average LTV for portfolio	67.8%	73.1%	67.7%	71.2%

(1)
Refreshed LTVs for first liens are calculated using the loan balance as of the reporting date. Refreshed LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)
Current property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of September 30, 2012 and 2011, respectively.

Credit card receivable balances, which represent our legacy HSBC Bank USA credit card portfolio, remained flat from December 31, 2011 but decreased compared to 2010, largely due to the transfer of certain loans to held for sale in 2011 as part of our previously discussed agreement to sell certain retail branches and related loans to First Niagara, which totaled $416 million at December 31, 2011.
Other consumer loans have decreased from both 2011 and 2010 and reflect the transfer of loans to loans held for sale during 2011, which totaled $161 million at December 31, 2011, as a result of our agreement to sell certain branches and related loans to First Niagara as well as the discontinuation of student loan originations and the run-off of our installment loan portfolio.
Loans Held for Sale  Loans held for sale at December 31, 2012 and increases (decreases) over prior periods are summarized in the following table.

		Increase (Decrease) From
		December 31, 2011		December 31, 2010
	December 31, 2012	Amount	%	Amount	%
	(dollars are in millions)
Total commercial loans	$481	$(484)	(50.2)%	$(875)	(64.5)%
Consumer loans:
Residential mortgages	472	(1,586)	(77.1)	(482)	(50.5)
Credit card receivables	—	(416)	(100.0)	—	—
Other consumer	65	(166)	(71.9)	(15)	(18.8)
Total consumer loans	537	(2,168)	(80.1)	(497)	(48.1)
Total loans held for sale	$1,018	$(2,652)	(72.3)%	$(1,372)	(57.4)%
Loans held for sale at December 31, 2011 included $2.5 billion of loans that were sold in 2012 as part of our agreement to sell certain retail branches, including $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. The decrease in loans held for sale since December 31, 2011 reflects completion of the sale of these loans in 2012.
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans are originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $465 million, $377 million and $1.0 billion at December 31, 2012, 2011 and 2010, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. Commercial loans held for sale also includes commercial real estate loans of $16 million, $55 million and $70 million at December 31, 2012, 2011 and 2010, respectively, which are originated with the intent to sell to government sponsored enterprises. In addition in 2010, we provided loans to third parties which are classified as commercial loans held for

HSBC USA Inc.

sale and for which we also elected to apply fair value option. The fair value of commercial loans held for sale under this program was $273 million at December 31, 2010. There were none of these commercial loans outstanding as of December 31, 2012 and 2011. See Note 18, “Fair Value Option,” in the accompanying consolidated financial statements for further information.
In addition to the residential mortgage loans held for sale to First Niagara at December 31, 2011, residential mortgage loans held for sale include subprime residential mortgage loans of $52 million, $181 million and $391 million at December 31, 2012, 2011 and 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. We sold subprime residential mortgage loans with a carrying amount of $102 million and $229 million in 2012 and 2011, respectively. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale.
In addition to the other consumer loans held for sale to First Niagara at December 31, 2011 as discussed above, other consumer loans held for sale in all periods also include certain student loans which we no longer originate.
Consumer loans held for sale are recorded at the lower of cost or fair value. The valuation adjustment on loans held for sale was $114 million and $251 million at December 31, 2012 and 2011, respectively.
Trading Assets and Liabilities  Trading assets and liabilities balances at December 31, 2012, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31, 2011		December 31, 2010
	December 31, 2012	Amount	%	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,159	$213	1.6%	$3,494	36.2%
Precious metals	12,332	(4,750)	(27.8)%	(4,393)	(26.3)%
Derivatives(2)	10,504	1,732	19.7%	4,492	74.7%
	$35,995	$(2,805)	(7.2)%	$3,593	11.1%
Trading liabilities:
Securities sold, not yet purchased	207	(136)	(39.7)%	(5)	(2.4)%
Payables for precious metals	5,767	(1,232)	(17.6)%	441	8.3%
Derivatives(3)	13,846	7,002	100+	8,856	100+
	$19,820	$5,634	39.7%	$9,292	88.3%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities.

(2)
At December 31, 2012, 2011 and 2010, the fair value of derivatives included in trading assets has been reduced by $5.1 billion, $4.8 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At December 31, 2012, 2011 and 2010, the fair value of derivatives included in trading liabilities has been reduced by $1.3 billion, $6.3 billion and $5.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances increased since December 31, 2011 and 2010 in part due to an increase in U.S. Treasury, corporate and foreign sovereign positions held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased decreased since December 31, 2011 and 2010 due to a decrease in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased at December 31, 2012 compared to 2011 and 2010. Unallocated metal balances held for customers have declined in 2012 as competition for metal custody business has intensified. Also driving the decline are decreases in our own inventory positions and spot metal prices. The lower payable for precious metals compared to 2011 was primarily due to a decrease in obligations to return unallocated client balances as a result of clients moving their metal deposits to peer competitors. The higher payable for precious metals in comparison to 2010 was primarily a result of an increase in spot prices.
Derivative assets balances at December 31, 2012 increased compared to 2011 and 2010 mainly from market movements as valuations of interest rate derivatives increased offsetting decreases in value of foreign exchange and credit derivatives. The balances also reflect the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the

HSBC USA Inc.

outstanding market value as we continue to actively reduce the exposure in the legacy structured credit business. The derivative liability balance increased compared to both periods due to a decrease in cash collateral required as well as the increase in interest rate derivative valuations
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. See Note 7, “Securities,” in the accompanying consolidated financial statements for additional information.
Other Assets   Other assets includes intangibles, goodwill and in 2011 and 2010, assets of discontinued operations. The decrease from 2011 and 2010 is primarily related to a reduction in assets of discontinued operations as a result of the completion of the sale of certain credit card receivables to Capital One in May 2012.
Deposits  Deposit balances by major depositor categories at December 31, 2012, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31, 2011		December 31, 2010
	December 31, 2012	Amount	%	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$95,850	$(5,820)	(5.7)%	$(8,105)	(7.8)%
Domestic and foreign banks	20,259	(367)	(1.8)	8,347	70.1
U.S. government and states and political subdivisions	693	(142)	(17.0)	(3,600)	(83.9)
Foreign governments and official institutions	869	(586)	(40.3)	411	89.7
Deposits held for sale(1)	—	(15,144)	(100.0)	—	—
Total deposits	$117,671	$(22,059)	(15.8)%	$(2,947)	(2.4)%
Total core deposits(2)	$90,081	$(14,058)	(13.5)%	$(890)	(1.0)%

(1)	Represents deposits sold to First Niagara

(2)
We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000. Balances at December 31, 2011 include deposits held for sale.

Deposits continued to be a significant source of funding during 2012, 2011 and 2010. Deposits at December 31, 2012 decreased compared to December 31, 2011 largely driven by the completion of the sale of 195 retail branches which reduced outstanding deposit levels by $13.2 billion at the time of the sale as well as decreases in interest bearing deposits in foreign and domestic offices, partially offset by increases in non-interest bearing domestic branch deposits. Deposits also decreased since 2010 as the impact of the branch sales to First Niagara and lower deposits from foreign governments were partially offset by increases in domestic and foreign bank placed deposits. Core domestic deposits, which are a substantial source of our core liquidity, decreased during 2012 from 2011 and 2010 driven largely by the sale of branches, partially offset by an increase in core deposits as a result of the 2012 closure of our Cayman Branch which shifted significant deposits from deposits in foreign offices to deposits in domestic offices. The strategy for our core retail banking business, includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits have decreased to $22.8 billion at December 31, 2012 as compared to $29.9 billion and $29.5 billion at December 31, 2011 and 2010, respectively, primarily as a result of the sale of branches to First Niagara; and

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
Short-Term Borrowings  Short-term borrowings at December 31, 2012 declined from 2011 as a result of decreased levels of securities sold under agreements to repurchase and a reduction in certain other short-term borrowings, partially offset by an increase in metals leases. Balances at December 31, 2010 include $3.0 billion of commercial paper related to a variable interest entity which we no longer consolidate beginning in the first quarter of 2011. Excluding this amount, short-term borrowings increased from 2010 as a result of an increase in commercial paper outstanding and metals leases.

HSBC USA Inc.

Long-Term Debt  Long-term debt at December 31, 2012 increased as compared to 2011, primarily due to the impact of debt issuances which included $3.8 billion of medium-term notes, of which $299 million was issued by HSBC Bank USA and $3.8 billion of senior notes partially offset by long-term debt retirements. Long-term debt at December 31, 2011 decreased as compared to 2010, primarily due to the impact of long-term debt retirements and continued focus on deposit gathering activities, partially offset by the issuance of $6.3 billion of medium-term notes which includes $618 million issued by HSBC Bank USA and $3.0 billion of senior loans borrowed from HSBC North America in April 2011.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $299 million during 2012 and $618 million during 2011. Total debt outstanding under this program was $4.8 billion and $4.9 billion at December 31, 2012 and 2011. Given the more than adequate liquidity of HSBC Bank USA, we do not anticipate the Global Bank Note Program being heavily used in the future as deposits will continue to be the primary funding source for HSBC Bank USA.
Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $7.3 billion during 2012 compared to incremental issuances of $2.6 billion during 2011. Total long-term debt outstanding under this shelf was $10.1 billion and $3.8 billion at December 31, 2012 and 2011, respectively.
Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at December 31, 2012 and 2011. At December 31, 2012, we had the ability to access further borrowings of up to $4.2 billion based on the amount pledged as collateral with the FHLB.
In December 2012, we exercised our option to call $309 million of debentures previously issued by HUSI to HSBC USA Capital Trust VII (the "Trust") at the contractual call price of 103.925 percent which resulted in a net loss on extinguishment of approximately $12 million. The Trust used the proceeds to redeem the trust preferred securities previously issued to an affiliate. Under the proposed Basel III capital requirements, the trust preferred securities would have no longer qualified as Tier I capital. We subsequently issued one share of common stock to our parent, HNAI for a capital contribution of $312 million.
During the third quarter of 2011, we notified the holders of our outstanding Puttable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we had elected to revoke the obligation to exchange capital securities for the Notes and would redeem the Notes in full. The Notes were redeemed in January, 2012.
Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

		Three Months Ended
	Full Year 2012	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	Full Year 2011
Number of REO properties at end of period	221	221	203	188	201	206
Number of properties added to REO inventory in the period	377	96	87	88	106	507
Average (gain) loss on sale of REO properties(1)	1.8%	.7%	(.2)%	5.9%	.7%	4.0%
Average total loss on foreclosed properties(2)	49.4%	45.4%	46.8%	48.7%	55.7%	50.5%
Average time to sell REO properties (in days)	304	285	296	273	362	255

(1)
Property acquired through foreclosure is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell (“Initial REO Carrying Amount”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property. This ratio represents the portion of our total loss on foreclosed properties that occurred after we took title to the property.

(2)
The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property.

Our methodology for determining the fair values of the underlying collateral as described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to the lower of amortized cost or fair value less cost to sell, or our net investment in

HSBC USA Inc.

the property upon completing the foreclosure process, to the updated broker's price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker's price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.
As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During 2012, we added 377 properties to REO inventory, the majority of which reflects loans for which we accepted the deed to the property in lieu of payment (“deed-in-lieu”). We expect the number of REO properties added to inventory may increase during 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.
The number of REO properties at December 31, 2012 increased slightly as compared to December 31, 2011. While the volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above, the inventory increased in the fourth quarter of 2012 as compared to the fourth quarter of 2011. We have resumed processing suspended foreclosure actions in substantially all states and have referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states.
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
The average loss on sale of REO properties and the average total loss on foreclosed properties improved for full year 2012 as compared to full year 2011 as we had taken title by accepting a deed-in-lieu for a greater percentage of REO properties sold during the current year. Total losses on deed-in-lieu are typically lower than losses from REO properties acquired through the standard foreclosure process. Additionally, the decrease reflects less deterioration in housing prices during 2012, and in some markets, improvements in pricing, as compared to the prior year.
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

HSBC USA Inc.

In the following table which summarizes the significant components of net interest income according to “volume” and “rate” includes $50 million, $237 million and $306 million for 2012, 2011 and 2010, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

		2012 Compared to 2011 Increase (Decrease)			2011 Compared to 2010 Increase (Decrease)
Year Ended December 31,	2012	Volume	Rate	2011	Volume	Rate	2010
	(in millions)
Interest income:
Interest bearing deposits with banks	$58	$(16)	$(2)	$76	$(2)	$5	$73
Federal funds sold and securities purchased under resale agreements	38	13	(32)	57	1	18	38
Trading assets	110	(16)	(71)	197	115	(65)	147
Securities	1,111	252	(404)	1,263	282	(199)	1,180
Loans:
Commercial	1,052	198	(49)	903	22	(25)	906
Consumer:
Residential mortgages	595	26	(68)	637	11	(52)	678
Home equity mortgages	95	(25)	2	118	(14)	3	129
Credit cards	80	(15)	8	87	(4)	(2)	93
Auto finance	—	—	—	—	(169)	—	169
Other consumer	45	(14)	(8)	67	(10)	3	74
Total consumer	815	(28)	(66)	909	(186)	(48)	1,143
Other interest	43	(22)	21	44	(6)	2	48
Total interest income	3,227	381	(603)	3,449	226	(312)	3,535
Interest expense:
Deposits in domestic offices:
Savings deposits	161	(25)	(55)	241	26	(164)	379
Other time deposits	159	4	(4)	159	(9)	(6)	174
Deposits in foreign offices:
Foreign banks deposits	6	2	(5)	9	(2)	(1)	12
Other time and savings	14	(6)	2	18	—	3	15
Deposits held for sale	17	—	1	16	16	—	—
Short-term borrowings	28	(9)	(7)	44	1	(35)	78
Long-term debt	680	45	(10)	645	90	8	547
Total interest expense	1,065	11	(78)	1,132	122	(195)	1,205
Other	33	32	(98)	99	74	20	5
Total interest expense	1,098	43	(176)	1,231	196	(175)	1,210
Net interest income – taxable equivalent basis	2,129	$338	$(427)	2,218	$30	$(137)	2,325
Less: tax equivalent adjustment	21			21			19
Net interest income – non taxable equivalent basis	$2,108			$2,197			$2,306

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table.

Year Ended December 31,	2012	2011	2010
Yield on total earning assets	1.98%	2.26%	2.57%
Rate paid on interest bearing liabilities	.84	.90	.91
Interest rate spread	1.14	1.36	1.66
Benefit from net non-interest paying funds(1)	.16	.09	.03
Net interest margin	1.30%	1.45%	1.69%

(1)	Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. The increased percentages reflect growth in this excess.
Significant trends affecting the comparability of 2012, 2011 and 2010 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	2012		2011		2010
Year Ended December 31,	Amount	Interest Rate Spread	Amount	Interest Rate Spread	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$2,218	1.36%	$2,324	1.66%	$2,484	1.98%
Increase (decrease) in net interest income associated with:
Trading related activities	(109)		129		(107)
Balance sheet management activities(1)	(15)		(84)		(26)
Commercial loans	38		(13)		(158)
Deposits	(80)		96		117
Residential mortgage banking	(44)		18		(28)
Interest on estimated tax exposures	66		(94)		(5)
Other activity	55		(158)		47
Net interest income/interest rate spread for current year	$2,129	1.14%	$2,218	1.36%	$2,324	1.66%

(1)
Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to managing such risk, are described under the caption “Risk Management” in this Form 10-K.

Trading related activities  Net interest income for trading related activities decreased during 2012 primarily due to lower rates earned on interest earning trading assets. Net interest income for trading related activities increased during 2011 primarily due to higher balances on interest earning trading securities, which was partially offset by lower rates earned on these assets. Net interest income for trading related activities decreased during 2010 primarily due to lower balances on interest earning trading assets, such as trading bonds, which was partially offset by lower cost of funds.
Balance sheet management activities  Lower net interest income from balance sheet management activities during 2012 and 2011 reflects the impact of the sale of certain securities for risk management purposes and the impact of a lower interest rate environment. Lower net interest income from balance sheet management activities during 2010 was primarily due to the sale of securities in 2010 and the re-investment into lower margin securities, partially offset by positions taken in expectation of decreasing short-term rates including additional purchases of U.S. Treasuries and Government National Mortgage Association mortgage-backed securities.
Commercial loans  Net interest income on commercial loans increased during 2012 primarily due to higher average loan balances due to new business activity as well as lower levels of nonperforming loans which was partially offset by higher funding costs and a lower yield on loans. Net interest income on commercial loans was lower during 2011 due to lower average loan rates, partially offset by lower funding costs and higher average loan balances. Net interest income on commercial loans decreased during 2010 primarily due to lower average loan balances, partially offset by loan repricing, lower levels of nonperforming loans and lower funding costs.

HSBC USA Inc.

Deposits  Lower net interest income during 2012 reflects the impact of lower average balances on interest bearing deposits and improved spreads in the Retail Banking and Wealth Management (“RBWM”) and Commercial Banking (“CMB”) business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Higher net interest income during 2011 and 2010 reflects improved spreads in RBWM and CMB business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends by the current low rate environment.
Residential mortgage banking  Lower net interest income during 2012 reflects narrower spreads and lower average balances as well as increased deferred cost amortization in 2012 as a result of higher prepayments. The reduction in residential mortgage average outstanding balances primarily as a result of the sale of branches to First Niagara was partially offset by an increase in residential mortgage loans to our Premier customers. Higher net interest income during 2011 resulted from lower funding costs. Lower net interest income during 2010 resulted from lower average residential loans outstanding partially offset by lower funding costs.
Interest on estimated tax exposures  Net interest income during 2012 reflects the impact of higher interest expense in the prior year associated with tax reserves on estimated exposures. Lower net interest income in 2011 resulted from higher interest expense associated with tax reserves on estimated exposures.
Other activity  Net interest income on other activity was higher during 2012, largely driven by lower unallocated funding costs. Net interest income on other activity was lower during 2011, largely attributable to lower net interest income from the sale of auto finance receivables in August 2010. Net interest income on other activity was higher in 2010, largely driven by lower interest expense related to long-term debt and higher net interest income related to interest bearing deposits with banks, partially offset by lower net interest income on auto finance receivables.
Provision for Credit Losses  The provision for credit losses associated with our various loan portfolios is summarized in the following table:

Year Ended December 31,	2012	2011	2010
	(in millions)
Commercial:
Construction and other real estate	$(33)	$11	$101
Business banking and middle market enterprises	48	(3)	19
Global banking	14	31	(163)
Other commercial	(10)	(28)	(35)
Total commercial	$19	$11	$(78)
Consumer:
Residential mortgages, excluding home equity mortgages	114	133	(14)
Home equity mortgages	72	49	13
Credit card receivables	67	46	68
Auto finance	—	—	35
Other consumer	21	19	10
Total consumer	274	247	112
Total provision for credit losses	$293	$258	$34
Our provision for credit losses increased $35 million to $293 million in 2012 compared with $258 million in 2011. In the fourth quarter of 2012, we completed our review of loss emergence for loans collectively evaluated for impairment using a roll rate migration analysis and extended our loss emergence period for these loans to 12 months for U.S. GAAP. As a result, we recorded an incremental credit loss provision of approximately $80 million ($75 million of which related to consumer loans, including $50 million related to residential mortgage loans and $25 million related to credit card loans) in the fourth quarter of 2012. Excluding the impact of this incremental provision, our provision for credit losses declined in 2012, driven by a lower provision in our consumer loan portfolio, partially offset by a modestly higher provision in our commercial loan portfolio. Our provision for credit losses increased in 2011 compared with 2010 as a higher credit loss provision in our residential mortgage portfolio was partially offset by lower loss estimates in our commercial loan portfolio. Our provision as a percentage of average receivables was 1.08 percent in 2012, .51 percent in 2011 and .07 percent in 2010. During 2012, 2011 and 2010, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $96 million, $63 million and $719 million, respectively.
In our commercial portfolio, the provision for credit losses was modestly higher in 2012 driven largely by increased levels of reserves for risk factors associated with expansion activities in the U.S. and Latin America. Our commercial loan loss provision

HSBC USA Inc.

increased in 2011, driven by specific provisions associated with a corporate lending relationship and the downgrade of an individual commercial real estate loan totaling $86 million, which was partially offset by the benefit of a partial recovery of a previously charged-off loan relating to a single client relationship, lower commercial real estate and business banking charge-offs and reserve reductions on troubled debt restructures in commercial real estate and middle market enterprises. In addition, we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels in all years, including reductions in higher risk rated loan balances, stabilization in credit downgrades and improvements in the financial circumstances of certain customer relationships. While these improvements resulted in an overall release of loss reserves in all years, the releases were higher in 2011 when compared to 2012 and in 2010 when compared to 2011.
The provision for credit losses on residential mortgages including home equity mortgages increased $4 million during 2012 as compared to an increase of $183 million in 2011. Excluding the impact of the incremental provision for the change in loss emergence as discussed above, the provision for credit losses on residential mortgages including home equity mortgages decreased $46 million in 2012, driven by continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates, partially offset by higher charge-offs in our home equity mortgage portfolio due to an increased volume of loans where we have decided not to pursue foreclosure. The provision for credit losses on residential mortgages including home equity mortgages increased during 2011 as compared to a decrease during 2010. While residential mortgage loan credit quality continued to improve as early stage delinquency and charge-off levels continue to decline in 2011, the prior year included reserve releases due to an improving credit outlook which did not occur again in 2011.
The provision for credit losses associated with credit card receivables increased $21 million during 2012 compared to a decrease $22 million during 2011. Excluding the impact of the incremental provision for the change in the estimated roll rate migration period as discussed above, the provision for credit losses on credit card receivables decreased $4 million in 2012. The decrease in both periods reflects improved economic conditions, including lower dollars of delinquency, improvements in loan delinquency roll rates and in the current year, lower receivable levels.
There was no provision expense associated with our auto finance portfolio during 2012 and 2011 as a result of the sale of the remaining auto loans purchased from HSBC Finance in August 2010.
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

HSBC USA Inc.

Other Revenues  The components of other revenues are summarized in the following tables.

Year Ended December 31,	2012	2011	2010
	(in millions)
Credit card fees	$87	$129	$125
Other fees and commissions	715	773	897
Trust income	110	108	102
Trading revenue	498	349	538
Net other-than-temporary impairment losses	—	—	(79)
Other securities gains, net	145	129	74
HSBC affiliate income:
Fees and commissions	105	105	97
Other affiliate income	97	97	59
Total HSBC affiliate income	202	202	156
Residential mortgage banking revenue (loss)(1)	16	37	(122)
Gain (loss) on instruments designated at fair value and related derivatives	(342)	471	294
Gain on sale of branches	433	—	—
Other income (loss):
Valuation of loans held for sale	(12)	(27)	47
Insurance	9	13	17
Earnings from equity investments	(1)	40	30
Miscellaneous income	62	42	101
Total other income	58	68	195
Total other revenues	$1,922	$2,266	$2,180

(1)	Includes servicing fees received from HSBC Finance of $3 million, $10 million and $8 million during 2012, 2011 and 2010, respectively.
Credit card fees  Credit card fees declined in 2012 largely due to lower outstanding balances driven by the sale of a portion of the portfolio as part of the sale of 195 retail branches in 2012 as well as a trend towards lower late fees due to improved customer behavior and lower enhancement services revenue. Credit card fees remained relatively flat in 2011 as higher interchange fees due to increased customer purchase volumes was offset by changes in customer behavior, improved delinquency levels and the implementation of certain provisions of the CARD Act subsequent to January 2010.
Other fees and commissions  Other fee-based income decreased in 2012 reflecting the impact of the sale of 195 retail branches as discussed above and the implementation of new legislation in late 2011 which limits fees paid by retailers to banks on debit card purchases. The decrease in 2011 was due largely to lower refund anticipation loan fees as we did not offer these products during the 2011 tax season.
Trust income  Trust income increased in 2012 and 2011 due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management.
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

HSBC USA Inc.

Year Ended December 31,	2012	2011	2010
	(in millions)
Trading revenue	$498	$349	$538
Net interest income	(33)	78	33
Trading related revenue	$465	$427	$571
Business:
Derivatives(1)	$172	$199	$244
Balance sheet management	(9)	(62)	73
Foreign exchange	207	209	174
Precious metals	84	93	60
Global banking	1	2	11
Other trading	10	(14)	9
Trading related revenue	$465	$427	$571

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
2012 Compared to 2011  Trading revenue increased during 2012 as a result of improved credit market conditions which reflected tighter credit spreads and led to higher derivative trading revenue from favorable price variation. Balance sheet management and other trading activities also contributed to higher revenue during 2012. These increases were partially offset by lower revenue from precious metals and foreign exchange due to a decline in trading volumes and price volatility.
Trading revenue related to derivatives products increased in 2012, benefiting from tighter credit spreads which led to higher income from our credit related exposures including reserve releases in valuations associated with our legacy global markets businesses. Also contributing to higher income were gains associated with the termination of certain structured credit exposures in advance of scheduled maturity dates. Partially offsetting these revenue improvements was lower net interest income, mainly from reduced holdings of interest bearing instruments, higher interest costs associated with increased issuances of structured notes and a change in credit risk adjustment estimates on derivatives, as discussed below.
During the fourth quarter of 2012, we changed our estimate of credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation, consistent with evolving market practices. This change resulted in a reduction to other trading revenue of $47 million. Trading revenue related to balance sheet management activities increased during 2012 primarily as economic hedge positions used to manage interest rate risk improved due to a more stable interest rate environment.
Foreign exchange trading revenue decreased during 2012 from lower volumes and reduced margins due to tightening spreads.
Precious metals trading revenues decreased during 2012 as a result of lower metals price volatility and a decline in trading volumes.
Global banking trading revenue decreased during 2012 mainly from the change in the valuation of credit default swaps.
Other trading revenue declined in 2012 from movements in interest rate curves used to value certain instruments and valuation reserve releases.
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

HSBC USA Inc.

Global banking trading revenue in 2011 declined reflecting the sale of substantially all of its risk exposure during the fourth quarter of 2010.
Net other-than-temporary impairment (losses) recoveries  During 2012 and 2011, there were no other-than-temporary impairment losses recognized. During 2010, 39 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates with only the credit component of such other-than-temporary impairment recognized in earnings. The following table presents the other-than-temporary impairment recognized in earnings.

Year Ended December 31,	2012	2011	2010
	(in millions)
Other-than-temporary impairment losses recognized in consolidated statement of income (loss)	$—	$—	$(79)
Other securities gains, net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During 2012, we sold $10.4 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and recognized gains of $260 million and losses of $115 million, which is included as a component of other security gains, net above. During 2011, we sold $21.4 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $276 million and losses of $147 million. During 2010, we sold $14.1 billion of U.S. Treasury, municipal, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $177 million and losses of $151 million. Gross realized gains and losses from sales of securities are summarized in Note 7, “Securities,” in the accompanying consolidated financial statements.
HSBC affiliate income  Affiliate income was flat in 2012. The increase in 2011 due to higher fees and commissions earned from HSBC Finance affiliates driven by the transfer in July 2010 of certain real estate default servicing employees from HSBC Finance, partially offset by lower fees on tax refund anticipation loans transferred to HSBC Finance as we did not offer this loan program during the 2011 tax season.
Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income	$195	$239	$221
Servicing related income:
Servicing fee income	87	109	121
Changes in fair value of MSRs due to:
Changes in valuation, including inputs or assumptions	(15)	(136)	(12)
Realization of cash flows	(61)	(77)	(92)
Trading – Derivative instruments used to offset changes in value of MSRs	31	173	115
Total servicing related income	42	69	132
Originations and sales related income (loss):
Gains on sales of residential mortgages	80	40	53
Provision for repurchase obligations	(134)	(92)	(341)
Trading and hedging activity	4	(11)	4
Total originations and sales related income (loss)	(50)	(63)	(284)
Other mortgage income	24	31	30
Total residential mortgage banking revenue included in other revenues	16	37	(122)
Total residential mortgage banking related revenue	$211	$276	$99
Lower net interest income in 2012 reflects narrower spreads as well as increased deferred cost amortization as a result of higher prepayments. Residential mortgage average outstanding balances were slightly lower in 2012 primarily as a result of the sale of branches to First Niagara as well as due to higher portfolio prepayments which was almost entirely offset by an increase in residential

HSBC USA Inc.

mortgage loans to our Premier customers. Higher net interest income during 2011 reflects wider spreads on relatively flat average outstanding balances with increases in Premier loans offsetting portfolio prepayments. Consistent with our Premier strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans consist primarily of conforming loans sold to government sponsored enterprises.
Total servicing related income decreased in 2012 and 2011 driven by a decrease in the average serviced loan portfolio as well as a decline in net hedged MSR performance. Changes in MSR valuation are driven by updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing. Due to the continued low rate environment, updates to these assumptions led to a lower MSR value in 2012 and 2011.
Originations and sales related income (loss) improved in 2012 as higher loss provisions for loan repurchase obligations associated with loans previously sold were more than offset by both increased gains on individual loan sales and improved trading and hedging activity. Originations and sales related income (loss) improved in 2011, driven largely by lower loss provisions for loan repurchase obligations associated with loans previously sold. During 2012, we recorded a charge of $134 million due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $92 million and $341 million in 2011 and 2010, respectively.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option has been elected. See Note 18, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Gain on sale of branches  As discussed above, we completed the sale of 195 non-strategic retail branches to First Niagara and recognized a pre-tax gain, net of allocated non-deductible goodwill, of $433 million.
Valuation of loans held for sale  Valuation adjustments on loans held for sale improved in 2012 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $52 million and $181 million as of December 31, 2012 and 2011, respectively. Included in 2010 is an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party. Excluding the impact of this item, valuation adjustments on loans held for sale improved during 2011 due to lower average balances and reduced volatility. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).
Other income Other income, excluding the valuation of loans held for sale as discussed above, includes in 2011, gains of $53 million and $10 million, respectively, relating to the sale of our equity interest in a joint venture and the sale of certain non-marketable securities. Excluding the impact of these items, other income increased in 2012 driven by higher income associated with fair value hedge ineffectiveness, partially offset by lower earnings from equity investments. Additionally, other income in 2010 included a gain of $66 million relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank, a $9 million gain on the sale of auto finance loans to SC USA, as well as a $5 million gain associated with a final payment from a judgment related to our purchase of a community bank from CT Financial Services. Excluding the impact of these items in both periods, other income decreased in 2011 due to lower income associated with hedge ineffectiveness, partially offset by higher earnings from equity investments.

HSBC USA Inc.

Operating Expenses  The components of operating expenses are summarized in the following table.

Year Ended December 31,	2012	2011	2010
	(dollars are in millions)
Salaries and employee benefits:
Salaries	$596	$652	$595
Employee benefits	348	462	466
Total salary and employee benefits	944	1,114	1,061
Occupancy expense, net	241	280	267
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	27	36	101
Fees paid to HMUS	303	242	288
Fees paid to HTSU	912	967	780
Fees paid to other HSBC affiliates	187	209	117
Total support services from HSBC affiliates	1,429	1,454	1,286
Expense related to certain regulatory matters	1,381	—	—
Other expenses:
Equipment and software	43	156	48
Marketing	47	67	110
Outside services	103	68	81
Professional fees	123	151	74
Postage, printing and office supplies	13	15	15
Off-balance sheet credit reserves	(26)	15	(29)
FDIC assessment fee	99	122	134
Insurance business	12	—	(2)
Miscellaneous	288	318	269
Total other expenses	702	912	700
Total operating expenses	$4,697	$3,760	$3,314
Personnel - average number	7,765	9,582	9,377
Efficiency ratio	115.1%	80.0%	69.1%
Salaries and employee benefits  Total salaries and employee benefits expense decreased during 2012 driven by the impact of the sale of 195 non-strategic retail branches completed in 2012 and continued cost management efforts, partially offset by higher salaries expense relating to expansion activities associated with certain businesses. Total salaries and employee benefits expense increased in 2011 primarily due to the transfer in July 2010 of certain employees from HSBC Finance to the default mortgage loan servicing department of a subsidiary of HSBC Bank USA and, to a lesser extent, higher salaries expense related to expansion activities associated with certain businesses including commercial banking and higher severance costs. These increases were partially offset by the impact from continued cost management efforts.
Occupancy expense, net  Occupancy expense decreased in 2012 reflecting lower rent and lower utilities costs, including the impact of the retail branch sales as discussed above, as well as the commencement of the recognition of a $117 million deferred gain on the sale of our 452 Fifth Avenue headquarters building which began in April 2012 and is being recognized over the eight year remaining life of our lease. In addition, occupancy expense during 2011 includes $21 million relating to the write-off of leasehold improvements and lease abandonment costs associated with the consolidation of certain retail branch offices as well as a charge of $5 million in the second quarter of 2011 associated with the closure of the Amherst Data Center. In addition, occupancy expense in 2010 includes $8 million in lease abandonment costs associated with the closure of several non-strategic branches. Excluding the impact of these items from both years, occupancy expense decreased in 2011 driven by lower depreciation and lower utilities costs.
Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans,

HSBC USA Inc.

auto finance receivables until the auto finance portfolio was sold in August 2010 and, prior to May 1, 2012, certain credit card receivables. Lower support services from HSBC affiliates in 2012 reflects lower fees paid to HTSU as increased costs relating to compliance, including costs associated with our AML/BSA and foreclosure remediation activities was more than offset by workforce reductions in certain shared services functions which resulted in lower allocated costs for these functions and lower fees paid to HSBC Finance, who no longer services our credit card portfolio partially offset by higher fees paid to HMUS, primarily related to compliance costs. Compliance costs reflected in support services from affiliates totaled $381 million in 2012 compared to $252 million and $104 million in 2011 and 2010, respectively. Higher support services from HSBC affiliates in 2011 largely reflects the impact of higher compliance costs, including costs associated with our BSA/AML remediation activities and to a lesser extent foreclosure, partially offset by lower fees paid to HMUS and lower charges from HSBC Finance due to lower levels of receivables being serviced, including the impact of the sale in 2010 of all remaining auto loans purchased from HSBC Finance as well as lower expenses for servicing and assuming the credit risk associated with refund anticipation loans originated as we did not offer this loan program during the 2011 tax season.
Expense related to certain regulatory matters  Included in 2012 is an expense related to certain regulatory matters of $1.381 billion. See Note 30, “Litigation and Regulatory Matters” for the additional information.
Marketing expenses  Lower marketing and promotional expenses in 2012 and 2011 resulted from continued optimization of marketing spend as a result of general cost saving initiatives.
Other expenses  Other expenses (excluding marketing expenses) in 2012 includes a $19 million expense accrual related to mortgage servicing matters. Other expenses (excluding marketing expenses) in 2011 includes a charge of $110 million included within equipment and software relating to the impairment of certain previously capitalized software development costs which are no longer realizable. Also included in 2011 was a provision for interchange litigation as well as estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties and an expense accrual related to mortgage servicing matters which collectively totaled $123 million. Excluding these amounts, other expenses were higher in 2012 largely due to higher outside services fees, higher litigation expenses and were higher in 2011 due to increased professional fees associated with compliance activities and higher expense for off balance exposures partially offset by lower FDIC assessment fees.
Efficiency ratio  Our efficiency ratio from continuing operations was 115.1 percent during 2012 compared 80.0 percent in 2011 and 69.1 percent in 2010. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting. Also impacting the efficiency ratio in 2012 was the gain from the sale of certain non-strategic retail branches as well as an expense related to certain regulatory matters and, in 2011, the impairment of certain software development costs as well as the impairment of leasehold improvements associated with certain branch closures and certain non-recurring items as discussed above. Excluding the impact of these items, our efficiency ratio for 2012 improved to 83.0 percent compared to 84.9 percent in 2011 and 75.4 percent in 2010. While operating expenses adjusted for the items above declined in 2012, driven by the impact of our retail branch divestitures and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.

Segment Results – IFRS Basis

We have four distinct segments that are utilized for management reporting and analysis purposes. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, “Business” in this Form 10-K.
Our segment results are reported on a continuing operations basis. As previously discussed, in the second quarter of 2012 we sold our GM and UP credit card receivables as well as our private label credit card and closed-end receivables to Capital One. Because the credit card and private label receivables sold had been classified as held for sale prior to disposition and the operations and cash flows from these receivables are eliminated from our ongoing operations post-disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card and closed-end receivables being sold, as discontinued operations for all periods presented. Prior to being reported as discontinued operations beginning in the third quarter of 2011, these receivables were previously included in our Retail Banking and Wealth Management segment. As discussed in Note 3, “Discontinued Operations,” our wholesale banknotes business (“Banknotes Business”), which was previously reported in our Global Banking and Markets segment, is also reported as discontinued operations and is not included in our segment presentation.
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards ("IFRSs"). As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are

HSBC USA Inc.

summarized in Note 25, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A section of this Form 10-K.
Retail Banking and Wealth Management (“RBWM”)  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels. During 2012, we continued to direct resources towards the development and delivery of premium service, client needs based wealth and banking services with particular focus on HSBC Premier, HSBC's global banking service that offers customers a seamless international service. In order to align our retail network to our strategic focus on internationally connected markets and customers, we sold 195 branches, primarily in our non-strategic upstate New York region and closed and/or consolidated a further 13 branches in Connecticut and New Jersey.
Consistent with our strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans consist primarily of conforming loans sold to GSEs. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties. We retained the servicing rights in relation to the mortgages upon sale.
The following table summarizes the IFRSs Basis results for our RBWM segment:

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income	$854	$1,023	$1,077
Other operating income	555	409	277
Total operating income	1,409	1,432	1,354
Loan impairment charges	204	247	77
	1,205	1,185	1,277
Operating expenses	1,301	1,653	1,371
Loss before tax	$(96)	$(468)	$(94)
2012 loss before tax compared to 2011  Our RBWM segment reported a lower loss before tax during 2012, reflecting higher other operating income as a result of a gain from the sale of certain branches, lower loan impairment charges and lower operating expenses, partially offset by lower net interest income.
Net interest income was lower during 2012 driven by lower deposit margins primarily as a result of lower returns related to deposits held for sale to First Niagara due to their short term nature, lower deposit balances as a result of the sale as well as a continued low interest rate environment. Net interest income related to consumer loans was lower as a result of the branch sale, however, net interest income related to residential mortgages improved as net interest income from the discounted collateral values on delinquent mortgage loans was partially offset by narrower spreads and increased deferred origination cost amortization as a result of higher prepayments. Residential mortgage average balances were slightly lower as the impact of the branch sale were almost entirely offset by an increase in residential mortgage loans to our Premier customers.
Other operating income included a gain from the sale of certain branches to First Niagara totaling $238 million in 2012. Excluding the gain on the sale of certain branches, other operating income decreased in 2012 driven by higher provisions for mortgage loan repurchase obligations associated with previously sold loans and a reduction in debit card fee income as a result of the implementation of new legislation which caps fees paid by retailers to banks for debit card purchases. These items were partially offset by improved gains on sales of loans sold to GSEs.
Loan impairment charges decreased in 2012 driven by continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in delinquency roll rates, partially offset by an incremental provision of approximately $25 million during the fourth quarter of 2012 associated with the completion of a review which concluded that the estimated average period of time from current status to write-off for loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) under IFRSs.
Operating expenses in 2012 included $56 million in litigation related charges, $19 million in expense related to mortgage servicing matters, partially offset by an $8 million reduction in estimated cost associated with penalties related to foreclosure delays involving loans serviced for GSEs.  Operating expenses in 2011 include the impairment of previously capitalized software development costs, which resulted in a charge of $87 million, and charges of $86 million for estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties as well as an expense accrual related to mortgage servicing matters. Excluding these amounts, operating expenses remained lower in 2012 primarily due to the sale of the 195

HSBC USA Inc.

branches to First Niagara as well as a decrease in expenses in our retail banking business driven by several cost reduction initiatives primarily optimizing staffing in the branch network and administrative areas as well as reduced marketing expenditures. In addition, there were lower FDIC assessments beginning in the second quarter of 2011 as assessments are now based on assets rather than deposits. Partially offsetting these improvements in operating expense were transaction costs associated with our announced branch sale as well as increased compliance costs, increased cards servicing costs and the impact of a reduction in the amount of branch costs allocated to Commercial Banking based upon an updated cost study.
2011 loss before tax compared to 2010  Our RBWM segment reported a higher loss before tax during 2011, reflecting lower net interest income, higher operating expenses and higher loan impairment charges, partially offset by higher other operating income.
Net interest income was lower during 2011 driven by lower auto loan receivables as a result of the sale of the auto loan portfolio in August 2010. The decrease also reflected lower credit card yields due to the continued focus on originating to premium customers resulting in a lower proportion of revolving balances. In addition, the implementation of certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 including periodic re-evaluation of rate increases has negatively impacted net interest income. Also contributing to the decrease in net interest income was higher interest charges on tax exposures. These decreases were partially offset by improvements in deposit spreads driven by customer rate reductions.
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
Operating expenses in 2010 includes a $48 million pension curtailment gain as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan effective January 1, 2011. Excluding these amounts and the amounts for 2011 discussed above, operating expenses remained higher in 2011 due primarily to higher costs associated with our announced branch sale, as well as, compliance, mortgage foreclosure, litigation, asset management and the transfer of certain employees of HSBC Finance to our default loan servicing department in July 2010. Partially offsetting these items were decreases in expenses in our on-going retail banking business driven by several cost reduction initiatives including optimizing staffing in the branch network and administrative areas as well as and reduced marketing spend. In addition, there were lower FDIC assessments as beginning in the second quarter of 2011 assessments are based on assets rather than deposits.
Commercial Banking (“CMB”)  CMB's business strategy is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of international connectivity. Our Commercial Banking segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on the client's needs and abilities. Through its commercial centers and our retail branch network, CMB provides customers with the products and services needed to grow their businesses internationally, and deliver those through our relationship managers who operate within a robust customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship, as well as our award winning on-line banking channel HSBCnet. In 2012, our continued focus on expanding our core proposition and proactively targeting companies with international banking requirements led to an increase in the number of relationship managers and product partners enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest.
During 2012, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. Both an increase in demand for loans as well as new loan originations have resulted in a 24 percent increase in average loans outstanding to middle-market customers since December 31, 2011. The business banking loan portfolio has seen a 26 percent decrease in loans outstanding since December 31, 2011 resulting from the sale of 195 branches in the non-strategic upstate New York region. The commercial real estate group is focusing on selective business opportunities and portfolio management, which resulted in a 4 percent increase in average outstanding loans for this portfolio since December 31, 2011. Excluding the impact of the branch sale, average customer deposit balances across all CMB business lines during 2012 increased 5 percent compared to 2011. Total average loans increased 13 percent across all CMB business lines as compared to December 31, 2011.
The following table summarizes the IFRSs Basis results for our CMB segment:

HSBC USA Inc.

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income	$657	$711	$704
Other operating income	683	453	455
Total operating income	1,340	1,164	1,159
Loan impairment charges	4	6	115
	1,336	1,158	1,044
Operating expenses	716	741	681
Profit before tax	$620	$417	$363
2012 profit before tax compared to 2011  Our CMB segment reported a 48 percent increase in profit before tax during 2012 as higher other operating income as a result of a gain from the sale of certain branches and lower operating expenses were partially offset by lower net interest income.
Net interest income in 2012 was lower, reflecting higher funding costs and lower business banking revenue due to the branch sale, partially offset by the favorable impact of higher loan balances.
Other operating income in 2012 reflects a $278 million gain from the sale of certain branches. Excluding the gain, other operating income was lower in 2012 due to lower interchange and deposit service fees.
Loan impairment charges were relatively flat in 2012 compared with 2011.
Operating expenses decreased during 2012 as additional expenses relating to staffing increases in growth markets as well as higher compliance and technology infrastructure costs were more than offset by lower branch network charges, including a reduction in the amount of branch costs allocated from RBWM based upon an updated cost study. Included in 2011 was an $18 million impairment charge associated with previously capitalized as software development costs.
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
Loan impairment charges decreased in 2011 largely driven by lower reserves required on troubled debt restructures in commercial real estate and middle market enterprises as well as lower charge-offs in business banking due to improved credit quality and lower delinquency levels, partially offset by a specific provision associated with the downgrade of an individual commercial real estate loan.
Operating expense increased in 2011 due to higher expenses relating to staffing increases to support growth as well as infrastructure costs such as compliance, the impairment of previously capitalized software development costs, and higher technology costs. Additionally, the first quarter of 2010 includes a $16 million pension curtailment gain as previously discussed.
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
Within client-focused business lines, Global Banking and Markets offers a full range of capabilities, including:

HSBC USA Inc.

•
Corporate and investment banking and financing solutions for corporate and institutional clients, including loans, working capital, investment banking, trade services, payments and cash management, and leveraged and acquisition finance; and

•
One of the largest markets business of its kind, with 24-hour coverage and knowledge of world-wide local markets and providing services in credit and rates, foreign exchange, derivatives, money markets, precious metals trading, cash equities and securities services.

Also included in our Global Banking and Markets segment is Balance Sheet Management, which is responsible for managing liquidity and funding under the supervision of our Asset and Liability Policy Committee. Balance Sheet Management also manages our structural interest rate position within a limit structure.
We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher average loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other global businesses. Global Banking and Markets segment results during 2012 benefited from more stable U.S. financial market conditions, which reflected lower interest rates and generally tighter credit spreads. This environment led to improved performance of our economic hedges used to manage interest rate risk and increased income from structured credit products, which we no longer offer. Our risk management efforts to improve the credit quality of our corporate lending relationships, as well as increased liquidity costs on unused commitments, has resulted in a slight tightening of average spreads, which was more than offset by higher revenue from growth in loan balances. Partially offsetting these revenue gains were reductions in foreign exchange, metals and transaction services. Additionally, other global markets revenue declined due to fair value adjustments on structured note issuances.
The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income	$606	$504	$638
Other operating income	916	969	1,010
Total operating income	1,522	1,473	1,648
Loan impairment charges (recoveries)	(1)	5	(180)
	1,523	1,468	1,828
Operating expenses	997	986	724
Profit before tax	$526	$482	$1,104
The following table summarizes on an IFRSs Basis, the impact of key activities on total operating income of the Global Banking and Markets segment.

Year Ended December 31,	2012	2011	2010
	(in millions)
Foreign exchange and metals	$385	$417	$317
Credit(1)	26	69	251
Rates	127	165	100
Equities	15	14	21
Other Global Markets	(27)	(51)	(18)
Total Global Markets	526	614	671
Financing	189	159	218
Payments and cash management	354	304	302
Other transaction services	76	110	188
Total Global Banking	619	573	708
Balance Sheet Management(2)	390	291	351
Other	(13)	(5)	(82)
Total operating income	$1,522	$1,473	$1,648

(1)	Credit includes $87 million, $78 million and $189 million in 2012, 2011 and 2010, respectively, of revenue related to valuation adjustments on structured credit products which we no longer offer.

(2)	Includes gains on the sale of securities of $123 million, $131 million and $110 million in 2012, 2011 and 2010, respectively.

HSBC USA Inc.

2012 profit before tax compared to 2011  Our GBM segment reported a higher profit before tax during 2012 driven by higher net interest income and lower loan impairment charges (recoveries) partially offset by lower other operating income and higher operating expenses.
Net interest income increased during 2012 due to higher corporate loan and investment balances, partially offset by lower credit spreads on corporate loans as the business continues to manage down high risk credit exposures and increased costs related to liquidity facilities.
 Other operating income decreased in 2012 due to lower revenue from foreign exchange and metals driven by a reduction in trading volumes and price volatility, losses from fair value adjustments on our structured notes liabilities and a decline in other transaction services revenue resulting from the transfer of our fund services business to an affiliate entity. In addition, other operating income declined in 2012 from a change in estimation methodology with respect to credit valuation adjustments and debit valuation adjustments, as discussed below. These reductions were partially offset by improved performance of economic hedges employed by Balance Sheet Management to manage interest rate risk, increased income from payments and cash management generated from services to affiliates and increased financing revenue growth in loan balances.
During the fourth quarter of 2012, we changed our estimate of credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities to be based on a market implied probability of default calculation rather than a ratings based historical counterparty probability of default calculation, consistent with evolving market practice. This change resulted in a reduction to other operating income of $42 million.
Other operating income reflected gains on structured credit products of $81 million during 2012 compared to gains of $83 million during 2011. Included in structured credit products were exposures to monoline insurance companies that resulted in gains of $6 million during 2012 compared to gains of $15 million during 2011. Valuation losses of $8 million during 2012 were recorded against the fair values of sub-prime residential mortgage loans held for sale compared to valuation losses of $24 million in 2011.
Loan impairment charges decreased during 2012 due to reductions in higher risk rated loan balances and the stabilization of credit downgrades.
Operating expenses increased during 2012 as higher compliance costs associated with our AML/BSA remediation activities were partially offset by decreased staff costs as a result of lower headcount.
2011 profit before tax compared to 2010  Our Global Banking and Markets segment reported a lower profit before tax during 2011 driven by lower net interest income, lower other operating income, lower recoveries of loan impairment charges and higher operating expenses.
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
Other operating income reflects gains on structured credit products of $83 million during 2011 compared to gains of $130 million during 2010, including gains from exposures to monoline insurance companies of $15 million during 2011 and $93 million during 2010. Valuation losses of $24 million during 2011 were recorded against the fair values of subprime residential mortgage loans held for sale as compared to valuation losses of $59 million during 2010.
Loan impairment charges were higher in 2011 as the benefit from reductions in higher risk rated loan balances and stabilization of credit downgrades was mostly offset by a specific provision associated with a corporate lending relationship.
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
Private Banking (“PB”)  PB provides private banking and trustee services to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. Managed as a global business, PB offers a wide range of wealth management and specialist advisory services, including banking, liquidity management, investment services, custody services, tailored lending, wealth planning, trust and fiduciary services, insurance, family wealth and philanthropy advisory

HSBC USA Inc.

services. PB also works to ensure that its clients have access to other products and services, capabilities, resources and expertise available throughout HSBC, such as credit cards, investment banking, commercial real estate lending and middle market lending, to deliver services and solutions for all aspects of their wealth management needs.
During 2012, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates. Also in 2012, our compliance and risk framework was strengthened by the establishment of a Global Private Banking Global Standards Committee and a revised risk appetite framework. Average client deposit levels increased $700 million or 6 percent compared to December 31, 2011 due to large deposits from domestic and international market customers. Total average loans increased 16 percent compared to December 31, 2011 from growth in both commercial lending and tailored mortgage products. Overall period end client assets were lower by $1.2 billion compared to December 31, 2011 mainly due to reductions in large deposits during the first half of the year partially offset by increases in various PB wealth management products and investment products. Spreads were higher on the tailored mortgage portfolio which was offset by lower spreads on commercial loans due to lower risk appetite, higher funding costs, lower fees on investment products due to clients moving to more risk adverse investments and lower recoveries on previously charged-off loans.
The following table provides additional information regarding client assets during 2012 and 2011:

	2012	2011
	(in billions)
Client assets at beginning of the period	$47.7	$44.0
Net new money	(1.7)	3.5
Value change	.5	.2
Client assets at end of period	$46.5	$47.7
The following table summarizes IFRSs Basis results for the PB segment.

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income	$184	$180	$184
Other operating income	106	184	132
Total operating income	290	364	316
Loan impairment charges (recoveries)	(3)	(30)	(38)
	293	394	354
Operating expenses	232	261	242
Profit (loss) before tax	$61	$133	$112
2012 profit (loss) before tax compared to 2011  Our PB segment reported lower profit before tax during 2012 driven by lower other operating income and lower recoveries of loan impairment charges partially offset by higher net interest income and lower operating expenses.
Net interest income was slightly higher during 2012 due to improved volumes of banking and lending as well as improved spreads on mortgage products.
Other operating income was lower in 2012 reflecting lower fees on managed and structured investment products, fund fees, custody fees as well as the impact in 2011 of a gain of $57 million related to the sale of our equity interest in a joint venture.
Recoveries on loan impairment charges were lower in 2012 while continued improved credit conditions and client credit ratings favorably impacted 2012, these factors were more pronounced in 2011 leading to an overall reduction in recoveries compared to 2012.
Operating expenses decreased during 2012 due to lower staff costs and lower support service costs.
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
Other operating income was higher in 2011 reflecting a gain of $57 million relating to the sale of our equity interest in a joint venture and higher fees on managed and structured investment products, funds and insurance.
Recoveries on loan impairment charges were lower in 2011, as continued improved credit conditions and client credit ratings resulted in higher overall net recoveries in 2010.
Operating expenses increased during 2011 due to higher costs for shared services such as compliance. Additionally, 2010 reflects a $5 million pension curtailment gain as previously discussed.
Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, the offset to funding credits provided to CMB for holding certain investments, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures and in 2012, an expense related to certain regulatory matters.
The following table summarizes IFRSs Basis results for the Other segment.

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest expense	$(27)	$(83)	$(11)
Gain (loss) on own debt designated at fair value and related derivatives	(385)	401	162
Other operating income (loss)	(57)	(65)	31
Total operating income (loss)	(469)	253	182
Loan impairment charges	—	—	—
	(469)	253	182
Operating expenses	1,464	65	70
Profit (loss) before tax	$(1,933)	$188	$112
2012 profit (loss) before tax compared to 2011  Profit (loss) before tax decreased $2.1 billion and in 2012 was driven largely by an expense related to certain regulatory matters totaling $1.381 billion in 2012 as well as credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected. Net interest expense was higher in 2012 due to a reduction in interest expense associated with changes in estimated tax exposures.
2011 profit (loss) before tax compared to 2010  Profit (loss) before tax increased $76 million in 2011, driven largely by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected, partially offset by higher net interest expense due to increased interest expense associated with changes in estimated tax exposure. In addition, other operating income during 2010 also includes a $56 million gain on the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building.
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
Allowance for Credit Losses  For a substantial majority of commercial loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable based upon known facts and circumstances that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair

HSBC USA Inc.

value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. Problem commercial loans are assigned various obligor grades under the allowance for credit losses methodology. Each credit grade has a probability of default estimate.
Our credit grades for commercial loans align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency (the “OCC”). On average, it takes approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC's independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.
In situations where an external appraisal is not used to determine the fair value of the underlying collateral of impaired loans, current information such as rent rolls and operating statements of the subject property are reviewed and presented in a standardized format. Operating results such as net operating income and cash flows before and after debt service are established and reported with relevant ratios. Third-party market data is gathered and reviewed for relevance to the subject collateral. Data is also collected from similar properties within the portfolio. Actual sales levels of condominiums, operating income and expense figures and rental data on a square foot basis are derived from existing loans and, when appropriate, used as comparables for the subject property. Property specific data, augmented by market data research, is used to project a stabilized year of income and expense to create a 10-year cash flow model to be discounted at appropriate rates to present value. These valuations are then used to determine if any impairment on the underlying loans exists and an appropriate allowance is recorded when warranted.
For loans identified as troubled debt restructures, an allowance for credit losses is maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rate or in the case of certain commercial loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. The circumstances in which we perform a loan modification involving a TDR at a then current market interest rate for a borrower with similar credit risk would include other changes to the terms of the original loan made as part of the restructure (e.g. principal reductions, collateral changes, etc.) in order for the loan to be classified as a TDR.
For pools of homogeneous consumer loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged or are subject to an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 25-35 percent for first lien mortgage loans and 80-100 percent for second lien home equity loans. At December 31, 2012, approximately one percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.
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
As discussed above, we historically have estimated probable losses for consumer loans and certain small balance commercial loans which do not qualify as a troubled debt restructure using a roll rate migration analysis. This has historically resulted in the

HSBC USA Inc.

identification of a loss emergence period for these loans collectively evaluated for impairment using a roll rate migration analysis which results in less than 12 months of losses in our allowance for credit losses. A loss coverage of 12 months using a roll rate migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed in the third quarter of 2012 our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice for those loan products. During the fourth quarter of 2012, we extended our loss emergence period to 12 months for U.S. GAAP. As a result, during the fourth quarter of 2012, we increased our allowance for credit losses by approximately $80 million for these loans. We will perform an annual review of our portfolio going forward to assess the period of time utilized in our roll rate migration period. See Note 9, "Allowance for Credit Losses," in the accompanying consolidated financial statements for additional discussion.
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
The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2012	2011	2010	2009	2008
	(dollars are in millions)
Allowance for credit losses	$647	$743	$852	$1,602	$1,027
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	0.72%	1.31%	1.74%	3.02%	1.45%
Consumer:
Residential mortgages, excluding home equity mortgages	1.37%	1.36%	1.22	2.53	1.15
Home equity mortgages	1.94%	2.03%	2.02	4.44	3.67
Credit card receivables	6.75%	4.71%	4.64	6.28	6.13
Auto finance	—	—	—	2.12	3.25
Other consumer loans	3.34%	2.52%	2.60	3.96	2.81
Total consumer loans	1.73%	1.65%	1.66	3.15	1.95
Total	1.02%	1.43%	1.71%	3.08%	1.65%
Net charge-offs(1):
Commercial	220.14%	669.70%	169.81%	359.92%	466.96%
Consumer	134.69	118.04	73.93	114.88	155.56
Total	166.32%	231.96%	113.15%	186.93%	238.84%
Nonperforming loans(1):
Commercial	63.40%	52.68%	52.99%	63.96%	137.34%
Consumer	28.16	31.39	31.30	67.34	102.06
Total	38.70%	41.32%	41.81%	65.39%	114.93%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.
Changes in the allowance for credit losses by general loan categories for the years ended December 31, 2012, 2011 and 2010 are summarized in the following table:

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743
Provision charged to income	(33)	48	14	(10)	114	72	67	—	21	293
Charge offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	—	(25)	(452)
Recoveries	19	8	1	7	11	—	11	—	6	63
Net charge offs	(17)	(29)	(104)	6	(96)	(79)	(51)	—	(19)	(389)
Other	—	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$162	$97	$41	$17	$210	$45	$55	$—	$20	$647
Year Ended December 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
Provision charged to income	11	(3)	31	(28)	133	49	46	—	19	258
Charge offs	(51)	(53)	—	(6)	(106)	(70)	(71)	—	(29)	(386)
Recoveries	9	12	—	23	5	—	12	—	4	65
Net charge offs	(42)	(41)	—	17	(101)	(70)	(59)	—	(25)	(321)
Allowance on loans transferred to held for sale	—	(10)	(16)	—	(7)	(4)	(6)	—	(3)	(46)
Other	—	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743
Year Ended December 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged to income	101	19	(163)	(35)	(14)	13	68	35	10	34
Charge offs	(173)	(88)	(24)	(59)	(170)	(121)	(98)	(37)	(36)	(806)
Recoveries	12	17	2	5	4	—	8	(1)	6	53
Net charge offs	(161)	(71)	(22)	(54)	(166)	(121)	(90)	(38)	(30)	(753)
Allowance on loans transferred to held for sale	—	—	—	—	—	—	—	(33)	—	(33)
Other	—	—	—	2	—	—	—	—	—	2
Allowance for credit losses – end of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2009:
Allowance for credit losses – beginning of period	$186	$189	$131	$31	$207	$167	$74	$5	$37	$1,027
Provision charged to income	177	137	215	93	364	195	100	104	46	1,431
Charge offs	(64)	(158)	(45)	(8)	(235)	(189)	(100)	(92)	(42)	(933)
Recoveries	4	16	—	3	11	12	6	18	6	76
Net charge offs	(60)	(142)	(45)	(5)	(224)	(177)	(94)	(74)	(36)	(857)
Allowance on loans transferred to held for sale	—	—	—	—	—	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	—	13	—	13
Allowance for credit losses – end of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Year Ended December 31, 2008:
Allowance for credit losses – beginning of period	$81	$100	$52	$67	$53	$35	$19	$8	$33	$448
Provision charged to income	105	187	86	(26)	286	219	117	4	31	1,009
Charge offs	—	(119)	(10)	(15)	(133)	(87)	(70)	(9)	(32)	(475)
Recoveries	—	21	3	5	1	—	8	2	5	45
Net charge offs	—	(98)	(7)	(10)	(132)	(87)	(62)	(7)	(27)	(430)
Allowance for credit losses – end of period	$186	$189	$131	$31	$207	$167	$74	$5	$37	$1,027
The allowance for credit losses decreased $96 million, or 13 percent as compared to December 31, 2011, driven largely by lower loss estimates in our commercial loan portfolio, partially offset by a higher allowance in our consumer loan portfolio due to an incremental provision of $75 million, (including $50 million relating to residential mortgage loans and $25 million relating to credit card loans), associated with changes in the loss emergence period used in our roll rate migration analysis as previously discussed. Excluding the impact of this incremental provision, our consumer allowance for credit losses declined $48 million in 2012, driven by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which is slow to recover. Reserve requirements in our commercial loan portfolio declined in 2011, due to reductions in certain global banking exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.
The allowance for credit losses at December 31, 2011 decreased $109 million, or 13 percent as compared to December 31, 2010, driven by lower loss estimates in our commercial loan portfolio and, to a lesser extent, in our home equity mortgage and credit card loan portfolios, partially offset by higher loss estimates in our residential mortgage portfolio excluding home equity loans. Reserve requirements in our commercial loan portfolio have declined since December 31, 2010 due to pay-offs, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of criticized assets. The lower allowance on our credit card portfolio was due to lower receivable levels including the transfer of certain receivables to held for sale and lower dollars of delinquency and charge-off. Our allowance for our residential mortgage loan portfolio, excluding home equity loans, increased largely due to higher troubled debt restructures and higher loss severities. Reserve levels for all consumer loan categories however remained elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market.
The allowance for credit losses at December 31, 2010 decreased $750 million, or 47 percent, as compared to December 31, 2009 reflecting lower loss estimates in all of our consumer and commercial loan portfolios. The lower delinquency levels resulted from continued improvement in delinquency including early stage delinquency roll rates as economic conditions improved. The decrease in the allowance for our residential mortgage loan portfolio and home equity loan portfolios reflects lower receivable levels and dollars of delinquency, moderation in loss severities and an improved outlook for incurred future losses. The lower allowance in

HSBC USA Inc.

our credit card portfolio was due to lower receivable levels as a result of actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The decline in the allowance for credit losses relating to auto finance loans reflects the sale of all remaining auto loans previously purchased from HSBC Finance to Santander Consumer USA ("SC USA") in August 2010. Reserve levels for all consumer loan categories however remained elevated due to continued weakness in the U.S. economy, including elevated unemployment rates. Reserve requirements in our commercial loan portfolio also declined due to run-off, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared to average roll rates and economic uncertainty, including housing market trends.
The allowance for credit losses at December 31, 2009 increased $575 million, or 56 percent as compared to December 31, 2008 reflecting higher loss estimates on our residential mortgage portfolio driven largely by increased charge-off and delinquency in our prime residential mortgage loan portfolio due to deterioration in the housing markets, higher reserve requirements in our commercial loan portfolio. Reserve levels for all loan categories were impacted by continued weakness in the U.S. economy, including rising unemployment rates, and for consumer loans, higher levels of personal bankruptcy filings.
The allowance for credit losses as a percentage of total loans at December 31, 2012, 2011 and 2010 decreased as compared their respective prior periods for the reasons discussed above. The allowance for credit losses as a percentage of total loans at December 31, 2009 increased as compared to December 31, 2008 reflecting a higher allowance percentage on our residential mortgage loan and commercial loan portfolios and low outstanding balances in these portfolios.
The allowance for credit losses as a percentage of net charge-offs decreased in 2012 as compared to 2011 in our commercial loan portfolio driven by increased charge-off associated with reductions in certain global banking exposures while the commercial allowance for credit losses declined. This was partially offset by the impact of a higher allowance for credit losses in our consumer loan portfolio driven by changes in the loss emergence period used in our roll rate migration analysis as previously discussed while consumer loan charge-off decreased. The allowance for credit losses as a percentage of net charge-offs improved in 2011 as the decline in dollars of net charge-off outpaced the decline in the allowance. Net charge-off levels declined in 2011 due to improved economic conditions as the decline in overall delinquency levels experienced resulted in lower charge-off. In 2010, the allowance for credit losses as a percentage of net charge-offs declined driven by a significantly lower allowance for credit losses in both our commercial and consumer portfolios as delinquency and economic conditions improved. In 2009, the allowance for credit losses as a percentage of net charge offs declined as increases in the allowance for credit losses due to higher delinquencies and economic uncertainty were more than offset by higher charge-off levels..

HSBC USA Inc.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
At December 31,	2012		2011		2010		2009		2008
	(dollars are in millions)
Commercial(2)	$317	69.79%	$442	64.88%	$523	60.24%	$907	57.65%	$537	59.54%
Consumer:
Residential mortgages, excluding home equity mortgages	210	24.30	192	27.21	167	27.50	347	8.00	207	7.31
Home equity mortgages	45	3.67	52	4.94	77	7.67	185	26.36	167	28.84
Credit card receivables	55	1.29	39	1.60	58	2.51	80	2.45	74	1.94
Auto finance	—	—	—	—	—	—	36	3.27	5.25
Other consumer	20.95		18	1.37	27	2.08	47	2.28	37	2.12
Total consumer	330	30.21	301	35.12	329	39.76	695	42.35	490	40.46
Total	$647	100.00%	$743	100.00%	$852	100.00%	$1,602	100.00%	$1,027	100.00%

(1)	Excluding loans held for sale.
(2)Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

At December 31,	2012	2011	2010	2009	2008
	(in millions)
On-balance sheet commercial allowance:
Specific	$94	$213	$178	$326	$43
Collective	223	229	345	581	494
Total on-balance sheet commercial allowance	317	442	523	907	537
Off-balance sheet commercial allowance	139	155	94	188	168
Total commercial allowances	$456	$597	$617	$1,095	$705
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

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	2012				2011
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquency:
Commercial	$339	$217	$226	$298	$460	$533	$542	$631
Consumer:
Residential mortgages, excluding home equity mortgages(1)	1,233	1,148	1,107	1,063	1,101	1,055	983	967
Home equity mortgages	75	67	62	94	99	101	93	92
Total residential mortgages(2)	1,308	1,215	1,169	1,157	1,200	1,156	1,076	1,059
Credit card receivables	21	22	23	25	28	25	25	29
Auto finance	—	—	—	—	—	—	—	—
Other consumer	30	29	28	26	30	33	31	33
Total consumer	1,359	1,266	1,220	1,208	1,258	1,214	1,132	1,121
Total	$1,698	$1,483	$1,446	$1,506	$1,718	$1,747	$1,674	$1,752
Delinquency ratio:
Commercial	.76%	.50%	.59%	.82%	1.33%	1.64%	1.78%	1.99%
Consumer:
Residential mortgages, excluding home equity mortgages	7.78%	7.34%	7.16%	6.94%	7.19%	7.05%	6.72%	6.61%
Home equity mortgages	3.23	2.81	2.33	2.81	2.89	2.87	2.58	2.50
Total residential mortgages(2)	7.20	6.74	6.45	6.20	6.41	6.26	5.90	5.78
Credit card receivables	2.58	2.76	2.62	2.13	2.25	2.08	2.09	2.44
Other consumer	4.25	4.26	3.68	2.92	3.17	3.36	3.10	3.11
Total consumer	6.92	6.49	6.18	5.83	6.01	5.88	5.54	5.45
Total	2.64%	2.37%	2.49%	2.63%	3.09%	3.28%	3.28%	3.36%

(1)
At December 31, 2012 and 2011, residential mortgage loan delinquency includes $1.0 billion and $874 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $39 million and $71 million, respectively, relating to loans held for sale.

(2)The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	2012				2011
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquency:
Interest-only loans	$87	$114	$120	$124	$133	$127	$114	$127
ARM loans	356	419	423	428	452	443	407	407
Delinquency ratio:
Interest-only loans	2.18%	2.86%	3.03%	3.09%	3.37%	3.27%	4.10%	4.56%
ARM loans	3.43	4.09	4.16	4.27	4.53	4.55	4.93	5.03

HSBC USA Inc.

Compared to September 30, 2012, our total two-months-and-over contractual delinquency ratio increased 27 basis points due to higher delinquency levels in our commercial and residential mortgage portfolios. Dollars in delinquency increased $122 million in our commercial loan portfolio during the quarter driven largely by two specific commercial real estate credits as well as, to a lesser extent, certain matured loans in the process of refinancing or paydown which were subsequently resolved in early 2013, while the higher delinquency in our residential mortgage portfolios reflects the continued impact of our previous decision to temporarily suspend new foreclosure activities which has slowed the rate at which loans are transferred to REO.
Compared to December 31, 2011 our two-months-and-over contractual delinquency ratio decreased 45 basis points driven by lower levels of commercial loan delinquency which was partially offset by higher levels of consumer loan delinquency. Compared to December 31, 2011, our commercial two-months-and-over contractual delinquency ratio decreased 57 basis points driven by lower dollars of commercial loan delinquency due to improved credit quality and improved credit conditions as well as higher outstanding loan balances. Our consumer loan two-month-and-over contractual delinquency ratio at December 31, 2012 increased 91 basis points from December 31, 2011 driven largely by our decision in late 2010 to suspend new foreclosure proceedings as discussed above. Overall delinquency levels also continue to be impacted our decision in late 2010 to suspend new foreclosure proceedings which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account. Also contributing to the increase was a decline in residential mortgage loans held for sale, a substantial majority of which were less than 60 days delinquent. Overall delinquency levels also continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, a housing market which is slow to recover.
Residential mortgage first lien delinquency is significantly higher than second lien home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the first lien residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. There is a substantially lower volume of second lien home equity mortgage loans where we pursue foreclosure less frequently given the subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our first lien residential mortgages. Both of these factors are expected to decline in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off dollars as a percentage of average loans, excluding loans held for sale, (“net charge-off ratio”) for continuing operations:

	2012					2011					2010 Full Year
	Full Year	Quarter Ended				Full Year	Quarter Ended
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$17	$22	$6	$2	$(13)	$42	$5	$2	$37	$(2)	$161
Business banking and middle market enterprises	29	4	6	11	8	41	6	8	15	12	71
Global banking	104	20	—	—	84	—	—	—	—	—	22
Other commercial	(6)	—	—	(5)	(1)	(17)	2	(20)	2	(1)	54
Total commercial	144	46	12	8	78	66	13	(10)	54	9	308
Consumer:
Residential mortgages, excluding home equity mortgages	96	32	21	18	25	101	27	23	26	25	166
Home equity mortgages	79	14	18	30	17	70	17	15	18	20	121
Total residential mortgages	175	46	39	48	42	171	44	38	44	45	287
Credit card receivables	51	11	12	13	15	59	12	13	16	18	90
Auto finance	—	—	—	—	—	—	—	—	—	—	38
Other consumer	19	7	3	4	5	25	7	6	5	7	30
Total consumer	245	64	54	65	62	255	63	57	65	70	445
Total	$389	$110	$66	$73	$140	$321	$76	$47	$119	$79	$753
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.21%	1.05%	.30%	.10%	(.67)%	.52%	.26%	.10%	1.81%	(.10)%	1.87%
Business banking and middle market enterprises	.25	.13	.20	.39	.30	.46	.24	.35	.71	.64	.96
Global banking	.65	.41	—	—	2.49	—	—	—	—	—	.20
Other commercial	(.19)	—	—	(.65)	(.13)	.53	.25	(2.76)	.29	(.13)	1.91
Total commercial	.37	.42	.12	.09	.90	.21	.16	(.13)	.70	.12	1.04
Consumer:
Residential mortgages, excluding home equity mortgages	.65	.83	.56	.50	.71	.72	.77	.65	.74	.73	1.22
Home equity mortgages	3.24	2.38	2.93	4.87	2.69	2.13	2.59	1.88	1.98	2.16	3.05
Total residential mortgages	1.02	1.04	0.89	1.14	1.01	.99	1.06	.88	1.00	1.04	1.63
Credit card receivables	6.38	5.54	5.98	6.55	7.47	6.10	5.96	7.59	5.42	6.06	7.34
Auto finance	—	—	—	—	—	—	—	—	—	—	4.12
Other consumer	2.91	4.61	1.91	2.41	2.81	2.76	3.47	2.36	2.08	2.76	2.63
Total consumer	1.32	1.34	1.14	1.41	1.36	1.33	1.38	1.18	1.32	1.44	2.13
Total	.68%	.70%	.45%	.54%	1.06%	.64%	.60%	.37%	.95%	.64%	1.49%

HSBC USA Inc.

 Our net charge-off ratio as a percentage of average loans increased 4 basis points for the full year of 2012 compared to the full year of 2011, driven by higher commercial loan charge-offs in global banking, as well as the impact in the prior year of a partial recovery relating to a previously charged off loan relating to a single client relationship. Our consumer loan net charge-off ratio remained relatively flat for the full year 2012 compared to the full year 2011 with residential mortgage loan charge-offs increasing modestly driven by higher home equity charge-offs due to the impact of an increased volume of loans where we decided not to pursue foreclosure, which was partially offset by lower charge-offs on first lien residential mortgage loans which also includes the impact of $13 million of additional charge-offs associated with loans discharged under Chapter 7 bankruptcy and not re-affirmed.
Our net charge-off ratio as a percentage of average loans decreased 85 basis points for the full year of 2011 compared to the full year of 2010 primarily due to lower commercial and to a lesser extent residential mortgage charge-offs driven by improved credit quality, partially offset in the case of residential mortgage loans by the impact from continued high unemployment levels and continued weakness in the housing markets. Commercial charge-off dollars and ratios decreased significantly for the full year of 2011 compared to the full year of 2010 driven by lower charge-offs in construction and other real estate as well as business banking and middle market enterprises and a partial recovery of a loan to an individual customer relationship that had been charged-off in 2010. Charge-off dollars and ratios in the residential mortgage loan portfolio for the full year of 2011 improved compared to the full year of 2010 reflecting the impact of the lower delinquency levels we first began to experience in the second quarter of 2010. Charge-off dollars and ratios for credit card receivables also declined for the full year of 2011 compared to the full year of 2010 due to lower delinquency levels as a result of improved credit quality and a continued focus by consumers to paydown debt, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of continued high unemployment levels.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets are summarized in the following table for both continuing and discontinued operations.

At December 31,	2012	2011	2010
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$104	$103	$70
Other real estate	281	512	529
Business banking and middle market enterprises	47	58	116
Global banking	18	137	74
Other commercial	13	15	12
Total commercial	463	825	801
Consumer:
Residential mortgages, excluding home equity mortgages	1,038	815	900
Home equity mortgages	86	89	93
Total residential mortgages(2)(3)(4)	1,124	904	993
Others	5	8	9
Total consumer loans	1,129	912	1,002
Nonaccrual loans held for sale	37	91	186
Total nonaccruing loans	1,629	1,828	1,989
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$—	$—	$—
Other real estate	8	1	137
Business banking and middle market enterprises	28	11	47
Other commercial	1	2	2
Total commercial	37	14	186
Consumer:
Credit card receivables	15	20	24
Other consumer	28	27	23
Total consumer loans	43	47	47
Total accruing loans contractually past due 90 days or more	80	61	233
Total nonperforming loans	1,709	1,889	2,222
Other real estate owned	80	81	159
Total nonperforming assets	$1,789	$1,970	$2,381
Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	63.40%	52.68%	52.99%
Consumer	28.16	31.39	31.30

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

(2)
At December 31, 2012 and 2011, residential mortgage loan nonaccrual balances include $1,023 million and $774 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

(3)
Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(4)
In 2012, we reclassified $66 million of residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed to nonaccrual, consistent with recently issued regulatory guidance. Interest income reversed on these loans was not material.

Nonaccrual loans at December 31, 2012 declined as compared to December 31, 2011 driven largely by lower levels of commercial non-accrual loans, partially offset by increases in residential mortgage non-accrual loans. The increase in nonaccrual residential mortgage loans reflects the reclassification of $66 million of residential mortgage loans discharged under Chapter 7 bankruptcy during the third quarter as previously discussed as well as our earlier decision to temporarily suspend foreclosure activity, which

HSBC USA Inc.

results in loans which would otherwise have been transferred into REO remaining in loan account. Commercial non-accrual loans decreased due to credit risk rating upgrades outpacing credit risk rating downgrades, managed reductions in certain exposures, as well as payments and charge-offs within our global banking portfolio as previously discussed. Accruing loans past due 90 days or more increased since December 31, 2011 driven by commercial loan receivable activity, a substantial majority of which was refinanced in early 2013 at market rates without foreclosure.
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
Impaired Commercial Loans  A commercial loan is considered to be impaired when it is deemed probable that all principal and interest amounts due according to the contractual terms of the loan agreement will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired commercial loans include loans in nonaccrual status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off and loans designated as troubled debt restructurings. Impaired commercial loan statistics are summarized in the following table:

At December 31,	2012	2011	2010
	(in millions)
Impaired commercial loans:
Balance at end of period	$697	$1,087	$1,127
Amount with impairment reserve	250	597	620
Impairment reserve	96	216	188
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

HSBC USA Inc.

Criticized loans are summarized in the following table.

At December 31,	2012	2011	2010
	(in millions)
Special mention:
Commercial loans	$1,125	$1,598	$2,284
Substandard:
Commercial loans	916	1,759	2,260
Consumer loans	1,031	1,356	1,695
Total substandard	1,947	3,115	3,955
Doubtful:
Commercial loans	117	307	202
Total	$3,189	$5,020	$6,441
The overall decreases in criticized commercial loans in 2012 and 2011 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns and charge-off related to certain exposures as well as general improvement in market conditions.
Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $139 million and $155 million at December 31, 2012 and 2011, respectively. The related provision is recorded as a component of other expense within operating expenses. The decrease in off-balance sheet reserves December 31, 2012 as compared to December 31, 2011 largely reflects improved credit conditions and lower outstanding exposure. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations” in this MD&A.
Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below.

HSBC USA Inc.

	Commercial Utilized		Unused Commercial Commitments
At December 31,	2012	2011	2012	2011
	(in millions)
Real estate and related	$8,625	$7,317	$2,340	$2,175
Petro/gas and related	3,087	1,814	4,488	3,137
Ferrous and non ferrous	2,749	1,270	3,111	2,332
Non bank holding companies	2,134	1,717	2,030	2,198
Chemicals, plastics and rubber	1,946	690	2,552	2,374
Banks and depository institutions	1,859	2,361	341	704
Electronic and electrical equipment	1,656	1,423	7,537	6,526
Health, child care and education	1,607	1,814	4,974	4,865
Recreational industry	1,551	1,549	1,098	1,271
Food and kindred products	1,306	1,100	3,603	2,973
Business and professional services	1,206	1,209	2,092	3,035
Transportation services	1,182	452	907	637
Security brokers and dealers	1,002	453	1,209	1,727
Textile, apparel and leather goods	977	963	2,552	983
Non-durable consumer products	563	266	1,840	1,799
Industrial machinery & equipment	518	480	1,542	2,003
Natural resources and precious metals	471	112	266	92
Printing, publishing & broadcasting	452	316	1,158	1,059
Non deposit credit institutions	446	202	1,711	1,905
Utilities	428	336	555	640
Total commercial credit exposure in top 15 industries based on utilization	33,765	25,844	45,906	42,435
All other industries	5,871	6,947	11,747	12,333
Total commercial credit exposure by industry (1)	$39,636	$32,791	$57,653	$54,768

(1)	Excludes commercial credit exposures with affiliates.
Exposures to Certain Countries in the Eurozone Eurozone countries are members of the European Union and part of the euro single currency bloc. The peripheral eurozone countries are those that exhibited levels of market volatility that exceeded other eurozone countries, demonstrating fiscal or political uncertainty which may persist in 2013. In 2012, the peripheral eurozone countries of Greece, Ireland, Italy, Portugal and Spain continued to exhibit a high ratio of sovereign debt to GDP or short to medium-term maturity concentration of their liabilities, with Greece and Spain seeking assistance to meet sovereign liabilities or direct support for banking sector recapitalization. The "selected other eurozone" countries analyzed below are those that we have a net on-balance sheet exposure that exceed 5% of our total equity at December 31, 2012. Our net exposure at December 31, 2012 to the peripheral eurozone countries was $552 million including a net exposure to sovereign, agencies and banks of $80 million. During 2012, we continued to reduce our overall net exposure to counterparties domiciled in other eurozone countries that had exposures to sovereign and/or banks in peripheral eurozone countries of sufficient size to threaten their on-going viability in the event of an unfavorable conclusion to the current crisis.
The tables below summarize our exposures to selected eurozone countries in 2012, including:

•	governments and central banks along with quasi government agencies;

•	banks; and

•	other financial institutions and other corporates.
Exposures to banks, other financial institutions and other corporates are based on the counterparty's country of domicile.
The net on-balance sheet exposure is stated after taking into account mitigating offsets that are incorporated into the risk management view of the exposure but do not meet accounting offset requirements. These risk mitigating offsets include:

•	short positions managed together with trading assets;

HSBC USA Inc.

•	derivative liabilities for which a legally enforceable right to offset with derivative assets exists; and

•	collateral received on derivative assets.
Off-balance sheet exposures primarily relate to commitments to lend and the amount shown in the tables represent the maximum amount that could be drawn down by the counterparty.
Credit default swaps ("CDS's") reported in the detailed peripheral eurozone country tables are not included in the derivative exposure line as they are typically transacted with counterparties incorporated or domiciled outside of the country whose exposure they reference.

Exposures to peripheral eurozone countries – sovereign and agencies	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Net on-balance sheet exposures	$—	$—	$—	$—	$—	$—
Net off-balance sheet exposures	—	—	—	—	—	—
Total net exposures	$—	$—	$—	$—	$—	$—
CDS asset positions	$—	$—	$48	$1	$61	$110
CDS liability positions	—	—	46	—	65	111
CDS asset notionals	—	7	694	26	905	1,632
CDS liability notionals	—	29	867	3	826	1,725

Summary exposures of select other eurozone countries – sovereign and agencies	France	Germany	Netherlands	Total
	(in millions)
Net on-balance sheet exposures	$135	$—	$—	$135
Net off-balance sheet exposures	—	—	—	—

Exposures to peripheral eurozone countries – banks	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Loans(1)	$—	$—	$5	$—	$—	$5
Gross derivative assets	—	20	10	—	460	490
Collateral and derivative liabilities	—	18	10	—	414	442
Derivatives	—	2	—	—	46	48
Net on-balance sheet exposures	—	2	5	—	46	53
Net off-balance sheet exposures	—	—	14	13	—	27
Total net exposures	$—	$2	$19	$13	$46	$80
CDS asset positions	$—	$—	$5	$2	$1	$8
CDS liability positions	—	—	4	1	2	7
CDS asset notionals	—	—	209	85	46	340
CDS liability notionals	—	—	173	80	72	325

Summary exposures of select other eurozone countries – banks	France	Germany	Netherlands	Total
	(in millions)
Net on-balance sheet exposures	$297	$221	$124	$642
Net off-balance sheet exposures	17	—	—	17

(1)	Allowance for loan loss is not significant.

HSBC USA Inc.

Exposures to peripheral eurozone countries – other financial institutions and corporates	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Gross trading assets	$—	$12	$—	$—	$—	$12
Loans (1)	—	—	—	—	2	2
Gross derivative assets	—	10	—	—	3	13
Collateral and derivative liabilities	—	4	—	—	—	4
Derivatives	—	6	—	—	3	9
Net on-balance sheet exposures	—	18	—	—	5	23
Net off-balance sheet exposures	—	305	86	50	2	443
Total net exposures	$—	$323	$86	$50	$7	$466
CDS asset positions	$—	$—	$8	$1	$5	$14
CDS liability positions	—	1	8	—	4	13
CDS asset notionals	—	18	980	217	520	1,735
CDS liability notionals	—	—	836	203	515	1,554

Summary exposures of select other eurozone countries – other financial institutions and corporates	France	Germany	Netherlands	Total
	(in millions)
Net on-balance sheet exposures	$16	$59	$207	$282
Net off-balance sheet exposures	15	13	726	754

(1)	Allowance for loan loss is not significant.

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

HSBC USA Inc.

	Banks and Other Financial Institutions	Commercial and Industrial	Total
	(in millions)
December 31, 2012:
Brazil	$1,839	$3,389	$5,228
Mexico	704	7,405	8,109
Canada	1,049	1,905	2,954
Chile	1,027	843	1,870
Total	$4,619	$13,542	$18,161
December 31, 2011:
Japan	$82	$2,526	$2,608
Canada	663	3,444	4,107
Mexico	1,079	4,043	5,122
Brazil	1,067	2,075	3,142
Total	$2,891	$12,088	$14,979
December 31, 2010:
France	$1,274	$1,503	$2,777
Canada	926	1,448	2,374
Mexico	533	2,153	2,686
United Kingdom	2,240	832	3,072
Brazil	723	1,209	1,932
Total	$5,696	$7,145	$12,841
Cross-border net outstandings related to Portugal, Ireland, Italy, Greece and Spain totaled .25 percent of total assets and did not individually exceed .19 percent of total assets.
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

HSBC USA Inc.

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

At December 31,	2012	2011
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$41,248	$43,923
Less: collateral held against exposure	7,530	6,459
Net credit risk exposure	$33,718	$37,464
The table below summarizes the risk profile of the counterparties of off-balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31	2012	2011
AAA to AA–	32%	44%
A+ to A–	38	36
BBB+ to BBB–	11	12
BB+ to B–	17	7
CCC+ and below	2	1
Total	100%	100%

Our principal exposure to monoline insurance companies is through a number of OTC derivative transactions, primarily credit default swaps (“CDS”). We have entered into CDS to purchase credit protection against securities held within the available for sale and trading portfolios. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The table below sets out the mark-to-market value of the derivative contracts at December 31, 2012 and 2011. The “Credit Risk Adjustment” column indicates the valuation adjustment taken against the mark-to-market exposures and reflects the deterioration in creditworthiness of the monoline insurers. The exposure relating to monoline insurance companies that are rated CCC+ and below were fully written down as of December 31, 2012 and 2011. These adjustments have been charged to the consolidated statement of income (loss).

	Net Exposure before Credit Risk Adjustment(1)	Credit Risk Adjustment(2)	Net Exposure After Credit Risk Adjustment
	(in millions)
December 31, 2012:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$482	$(93)	$389
Monoline – below investment grade	188	(43)	145
Total	$670	$(136)	$534
December 31, 2011:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$617	$(62)	$555
Monoline – below investment grade	254	(101)	153
Total	$871	$(163)	$708

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment.

HSBC USA Inc.

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.
Market risk is the adverse effect that a change in market liquidity, interest rates, credit spreads, currency or implied volatility rates has on the value of a financial instrument. We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. We also manage the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. This risk is measured daily by using Value at Risk and other methodologies. See the caption “Risk Management” in this MD&A for additional information regarding the use of Value at Risk analysis to monitor and manage interest rate and other market risks.
Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for the balance sheet of HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.
During 2012, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization although credit spreads continue to be impacted by the European sovereign debt crisis and concerns regarding government spending and the budget deficit continue to impact interest rates. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.
Interest Bearing Deposits with Banks  totaled $13.3 billion and $25.5 billion at December 31, 2012 and 2011, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity. The balances decreased during 2012 as a result of our redeployment of excess liquidity into higher yielding high quality securities.
Securities Purchased under Agreements to Resell  totaled $3.1 billion at both December 31, 2012 and 2011. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Short-Term Borrowings  totaled $14.9 billion and $16.0 billion at December 31, 2012 and 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.
At December 31, 2011, we had a $2.5 billion unused line of credit with HSBC France to support issuances of commercial paper. The line of credit with HSBC France was terminated effective July 30, 2012. In April 2012, we established a third party back-up line of credit totaling $1.9 billion to replace the unused line of credit with HSBC France and support issuances of commercial paper. In January 2013, the third party back-up line of credit commitment was reduced to zero.
Deposits  totaled $117.7 billion and $139.7 billion at December 31, 2012 and 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $21.7 billion at December 31, 2012 from $16.7 billion at December 31, 2011. The following table summarizes issuances and retirements of long-term debt during 2012 and 2011:

Year Ended December 31,	2012	2011
	(in millions)
Long-term debt issued	$7,626	$6,271
Long-term debt retired	(3,453)	(6,297)
Net long-term debt issued (retired)	$4,173	$(26)
Issuances of long-term debt during 2012 included $3.8 billion of medium term notes, of which $299 million was issued by HSBC Bank USA, and $3.8 billion of senior notes.
In December 2012, we exercised our option to call $309 million of debentures previously issued by HUSI to the Trust at the contractual call price of 103.925 percent which resulted in a net loss on extinguishment of approximately $12 million. The Trust used the proceeds to redeem the trust preferred securities previously issued to an affiliate. Under the proposed Basel III capital requirements, the trust preferred securities would have no longer qualified as Tier I capital. We subsequently issued one share of common stock to our parent, HNAI for a capital contribution of $312 million.

HSBC USA Inc.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At December 31, 2012, we were authorized to issue up to $21 billion, of which $10.9 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $17.0 billion was available at December 31, 2012.
As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At December 31, 2012 and December 31, 2011, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $4.2 billion based upon the amount pledged as collateral with the FHLB.
During the third quarter of 2011, we notified the holders of our outstanding Puttable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we had elected to revoke the obligation to exchange capital securities for the Notes and would redeem the Notes in full. The Notes were redeemed in January, 2012.
Preferred Equity  See Note 20, “Preferred Stock,” in the accompanying consolidated financial statements for information regarding all outstanding preferred share issues.
Common Equity  As discussed above, in 2012, we issued one share of common stock to our parent, HNAI, for a capital contribution of $312 million. During 2011, we did not receive any cash capital contributions from HNAI. During 2012 and 2011, we contributed $2 million and $208 million of capital, respectively, to our subsidiary, HSBC Bank USA.
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

At December 31,	2012	2011
Tier 1 capital to risk weighted assets	13.61%	12.74%
Tier 1 common equity to risk weighted assets	11.63	10.72
Total capital to risk weighted assets	19.52	18.39
Tier 1 capital to average assets	7.70	7.43
Total equity to total assets	9.07	9.80
HSBC USA manages capital in accordance with the HSBC Group policy. The HNAH Internal Capital Adequacy Assessment Process (“ICAAP”) works in conjunction with the HSBC Group's ICAAP. HNAH's ICAAP evaluates regulatory capital adequacy, economic capital adequacy, rating agency requirements and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.
HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval to adopt Basel II from the Federal Reserve Board, our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum Tier 1 capital and total risk-based capital requirements. In June 2012, the U.S. regulators issued three joint Notices of Proposed Rulemaking which would both implement many of the capital provisions of Basel III for U.S. banking institutions and substantially revise the U.S. banking regulators' Basel I risk-based guidelines to make them more risk sensitive. As proposed, the new risk-weight categories will not become effective until January 1, 2015. As a result of a large number of detailed comments received on the Notices of Proposed Rulemaking, the U.S. regulators announced that the new capital proposal would not take effect on January 1, 2013, as proposed. However, the Federal Reserve stated in its capital plan guidance that it expects bank holding companies subject to the guidance (including HSBC North America) to achieve, readily and without difficulty, the ratios required by the Basel III framework as it would come into effect in the United States. In this regard, the Federal Reserve stated that bank holding companies that meet the minimum ratio requirement during the Basel III transition period but remain below the 7 percent Tier 1 common equity target (minimum plus capital conservation buffer) will be expected to maintain prudent earnings retention policies with a view to meeting the conservation buffer under the time-frame described in the Basel III NPR.

HSBC USA Inc.

In June 2012, U.S. regulators published a Final Rule in the Federal Register (known in the industry as Basel 2.5), that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013. We estimate that this rule will add up to 10 percent to our December 31, 2012 Basel I risk-weighted asset levels.
U.S. regulators have issued regulations on capital planning for bank holding companies. Under the regulations, from January 1, 2012, U.S. bank holding companies with $50 billion or more in total consolidated assets need to obtain approval of their annual capital plans prior to making capital distributions. Additionally, there are certain circumstances in which a bank holding company is required to provide prior notice for approval of capital distributions, even if included in an approved plan. U.S. regulators have also issued final regulations on stress testing, which would apply in conjunction with the capital planning regulations.
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other “covered transactions” with, HSBC USA and other affiliates covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Starting July 2012, a bank's credit exposure to an affiliate as a result of a derivative, securities lending or repurchase agreement are also subject to these restrictions. A bank's transactions with its nonbank affiliates are also required to be on arm's length terms.
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
We received cash dividends from our subsidiaries of $57 million and $3 million in 2012 and 2011, respectively.
We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $73 million in 2012 and 2011. No dividends were paid to HNAI, our immediate parent company, on our common stock during either 2012 or 2011. We may pay dividends to HNAI in the future, but will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to, or through capital contributions from, our parent.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. We made capital contributions to certain subsidiaries of $2 million in 2012 and $208 million in 2011.
In 2012, HSBC Bank USA had the ability to pay dividends under bank regulatory guidelines, as cumulative net profits for 2009 through 2011 exceed dividends attributable to this period.
Subsidiaries  At December 31, 2012, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which funds our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.
As part of the regulatory approvals with respect to the credit card and auto finance receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets”, as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA's risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2011, HSBC Bank USA sold low-quality credit card receivables with a net carrying value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. Capital ratios and amounts at December 31, 2011 in the table above reflect this reporting. The remaining purchased receivables subject to this requirement were sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012.

HSBC USA Inc.

2013 Funding Strategy  Our current estimate for funding needs and sources for 2013 are summarized in the following table.

(in billions)
Funding needs:
Net loan growth	$6
Long-term debt maturities	2
Total funding needs	$8
Funding sources:
Net change in short-term investments	$1
Long-term debt issuance	7
Total funding sources	$8
The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. Our prospects for growth continue to be dependent upon our ability to attract and retain deposits and, to a lesser extent, access to the global capital markets. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. We continue to seek well-priced and stable customer deposits as customers move funds to larger, well-capitalized institutions
We will continue to sell a substantial portion of new mortgage loan originations to government sponsored enterprises and private investors.
HSBC Finance ceased issuing under its commercial paper program in the second quarter of 2012 and instead is relying on its affiliates, including HSBC USA Inc., to satisfy its funding needs.
For further discussion relating to our sources of liquidity and contingency funding plan, see the caption “Risk Management” in this MD&A.
Capital Expenditures  We made capital expenditures of $33 million and $57 million during 2012 and 2011, respectively. In addition to these amounts, during 2012 and 2011, we capitalized $33 million and $18 million, respectively, relating to the building of several new retail banking platforms as part of an initiative to build common platforms across HSBC. During 2011, we decided to cancel certain projects that were developing software for these new platforms and pursue alternative information technology platforms. Also during 2011, HSBC completed a comprehensive strategic review of all platforms under development which resulted in additional projects being cancelled. As a result, we collectively recorded $110 million of impairment charges in 2011 relating to the impairment of certain previously capitalized software development costs which we determined were no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income and are included in the results of our segments, principally in RBWM and CMB.
Commitments  See “Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations” below for further information on our various commitments.
Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2012 by period due.

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Subordinated long-term debt and perpetual capital notes(1)	$—	$1,164	$—	$—	$515	$5,789	$7,468
Other long-term debt, including capital lease obligations(1)	3,355	2,077	3,576	1,275	485	3,509	14,277
Other postretirement benefit obligations(2)	7	7	7	7	7	31	66
Obligation to the HSBC North America Pension Plan(3)	52	31	18	8	4	—	113
Minimum future rental commitments on operating leases(4)	150	142	130	108	95	256	881
Purchase obligations(5)	71	56	55	10	7	—	199
Total	$3,635	$3,477	$3,786	$1,408	$1,113	$9,585	$23,004

HSBC USA Inc.

(1)	Represents future principal payments related to debt instruments included in Note 16, “Long-Term Debt,” of the accompanying consolidated financial statements.

(2)
Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our allocated portion of benefit obligation at December 31, 2012. See Note 23, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements.

(3)
Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the fourth quarter of 2011 and establishes required annual contributions by HSBC North America through 2014. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2012. See Note 23, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(4)
Represents expected minimum lease payments, net of minimum sublease income under noncancellable operating leases for premises and equipment included in Note 28, “Guarantees Arrangements and Pledged Assets,” in the accompanying consolidated financial statements.

(5)
Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

These cash obligations could be funded primarily through cash collections on receivables and from the issuance of new unsecured debt or receipt of deposits.
Our purchase obligations for goods and services at December 31, 2012 were not significant.
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

							Balance at December 31,
	2013	2014	2015	2016	2017	Thereafter	2012	2011
	(in billions)
Standby letters of credit, net of participations(1)	$5.6	$0.8	$0.7	$1.0	$0.3	$—	$8.4	$7.8
Commercial letters of credit	1.0	—	—	—	—	—	1.0	1.3
Credit derivatives(2)	70.5	50.5	28.0	31.8	42.7	14.0	237.5	330.4
Other commitments to extend credit:
Commercial	13.9	4.0	6.7	16.6	13.9	2.6	57.7	54.7
Consumer	7.0	—	—	—	—	—	7.0	9.3
Total	$98.0	$55.3	$35.4	$49.4	$56.9	$16.6	$311.6	$403.5

(1)	Includes $808 million and $707 million issued for the benefit of HSBC affiliates at December 31, 2012 and 2011, respectively.

(2)	Includes $44.2 billion and $45.1 billion issued for the benefit of HSBC affiliates at December 31, 2012 and 2011, respectively.
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

HSBC USA Inc.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of our “stand ready obligation to perform” under these arrangements, amounting to $46 million and $44 million at December 31, 2012 and 2011, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $19 million and $22 million at December 31, 2012 and 2011, respectively. See Note 28, “Guarantee Arrangements and Pledged Assets,” in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.
Credit Derivatives  Credit derivative contracts are entered into both for our own benefit and to satisfy the needs of our customers. Credit derivatives are arrangements where one party (the “beneficiary”) transfers the credit risk of a reference asset to another party (the “guarantor”). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly owning it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to reimburse the beneficiary an agreed amount if there is a default to the reference asset during the term of the contract.
We offset most of the market risk by entering into a buy protection credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that we could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral. See Note 28, “Guarantee Arrangements and Pledged Assets,” in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.
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
Liquidity support is provided to certain ABCP conduits in the form of liquidity loan agreements and liquidity asset purchase agreements. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and we would only be expected to provide support in the event the multi-seller conduit is unable to issue or rollover maturing commercial paper. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and we would be required to provide support upon the occurrence of a commercial paper market disruption or the breach of certain triggers that affect the single-seller conduit’s ability to issue or rollover maturing commercial paper. Our obligations have generally the same terms as those of other institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.
Under the terms of these liquidity agreements, the ABCP conduits may call upon us to lend money or to purchase certain assets in the event the ABCP conduits are unable to issue or rollover maturing commercial paper if certain trigger events occur. These trigger events are generally limited to performance tests on the underlying portfolios of collateral securing the conduits’ interests. With regard to a multi-seller liquidity facility, the maximum amount that we could be required to advance upon the occurrence of a trigger event is generally limited to the lesser of the amount of outstanding commercial paper related to the supported transaction and the balance of the assets underlying that transaction adjusted by a funding formula that excludes defaulted and impaired assets. Under a single-seller liquidity facility, the maximum amount that we and other liquidity providers could be required to advance is also generally limited to each provider’s pro-rata share of the lesser of the amount of outstanding commercial paper and the balance of unimpaired performing assets held by the conduit. As a result, the maximum amount that we would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.
The tables below present information on our liquidity facilities with ABCP conduits at December 31, 2012. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

HSBC USA Inc.

Conduit Type	Maximum Exposure to Loss	Conduit Assets(1) Total Assets	Weighted Average Life (Months)	Conduit Funding(1) Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$1,913	$1,296	12	$1,296	18
Third-party sponsored:
Single-seller	299	5,967	42	5,747	60
Total	$2,212	$7,263		$7,043

(1)
For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduits
Debt securities backed by:
Auto loans and leases	27%	34%	—%	—%	—%	—%
Trade receivables	5	—	—	24	—	—
Credit card receivables	17	—	—	76	—	—
Equipment loans	51	66	—	—	—	—
	100%	100%	—%	100%	—%	—%

(1)
Credit quality is based on Standard and Poor’s ratings at December 31, 2012 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
During 2012, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market generally trended lower in 2012 following a pattern that was prevalent across the U.S. credit markets. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.
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
Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of December 31, 2012 this credit facility was undrawn and approximately $301 million of long-term securities were held. As of December 31, 2011 this credit facility was undrawn and approximately $294 million of long-term securities were held.
As of December 31, 2012 and 2011, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements.

HSBC USA Inc.

We have established and manage a number of constant net asset value (“CNAV”) money market funds that invest in shorter-dated highly-rated money market securities to provide investors with a highly liquid and secure investment. These funds price the assets in their portfolio on an amortized cost basis, which enables them to create and liquidate shares at a constant price. The funds, however, are not permitted to price their portfolios at amortized cost if that amount varies by more than 50 basis points from the portfolio's market value. In that case, the fund would be required to price its portfolio at market value and consequently would no longer be able to create or liquidate shares at a constant price. We do not consolidate the CNAV funds because we do not absorb the majority of the expected future risk associated with the fund's assets, including interest rate, liquidity, credit and other relevant risks that are expected to affect the value of the assets.
Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $436 million in the fair value of financial liabilities during 2012 compared to a decrease of $489 million during 2011.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during 2012 should not be considered indicative of the results for any future period.
Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 29, “Fair Value Measurements” for further details on our valuation control framework.
Fair Value Hierarchy  Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the “Fair Value Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:

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
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, corporate debt, preferred securities and leveraged loans as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the

HSBC USA Inc.

independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
Level 2 derivative instruments are generally valued based on discounted future cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The fair value of certain structured derivative products is determined using valuation techniques based on inputs derived from observable benchmark index tranches traded in the OTC market. Appropriate control processes and procedures have been applied to ensure that the derived inputs are applied to value only those instruments that share similar risks to the relevant benchmark indices and therefore demonstrate a similar response to market factors. In addition, a validation process has been established, which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants' risk expectations and risk premium.
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2012 and December 31, 2011, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.
Transfers between leveling categories are recognized at the end of each reporting period.
Material Transfers Between Level 1 and Level 2 Measurements  During 2012 and 2011, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of December 31, 2012 and 2011.

At December 31,	2012	2011
	(dollars are in millions)
Level 3 assets(1)(2)	$4,701	$6,071
Total assets measured at fair value(3)	189,449	179,431
Level 3 liabilities	3,854	4,197
Total liabilities measured at fair value(1)	116,728	117,170
Level 3 assets as a percent of total assets measured at fair value	2.5%	3.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.3%	3.6%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $4.5 billion of recurring Level 3 assets and $222 million of non-recurring Level 3 assets at December 31, 2012 and $5.4 billion of recurring Level 3 assets and $670 million of non-recurring Level 3 assets at December 31, 2012.

(3)
Includes $189.2 billion of assets measured on a recurring basis and $256 million of assets measured on a non-recurring basis at December 31, 2012. Includes $178.7 billion of assets measured on a recurring basis and $702 million of assets measured on a non-recurring basis at December 31, 2011.

Material Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $21 million and $15 million positive credit risk adjustments to the fair value of our credit default swap contracts during 2012 and 2011, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $136 million and $163 million against our monoline exposure at December 31, 2012 and 2011, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $534 million and $708 million at December 31, 2012 and 2011, respectively. The decrease in 2012 reflects both reductions in our outstanding positions and improvements in exposure estimates.
Loans As of December 31, 2012 and 2011, we have classified $52 million and $181 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or

HSBC USA Inc.

fair value basis. Based on our assessment, we recorded losses of $13 million and $22 million during 2012 and 2011, respectively. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss).
Material Additions to and Transfers Into (Out of) Level 3 Measurements During 2012, we transferred $848 million of deposits in domestic offices and $63 million of long-term debt, both of which we have elected to carry at fair value, from Level 3 to Level 2 as a result of a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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
See Note 29, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2012 and 2011 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
Credit Quality of Assets Underlying Asset-backed Securities  The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of December 31, 2012:
Asset-backed securities backed by consumer finance collateral:
Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Residential mortgages	$312	$53	$161	$—	$—	$88	$—	$10	$—
AA	Home equity loans	111	—	—	—	—	—	111	—	—
	Residential mortgages	17	—	—	—	—	17	—	—	—
	Other	37	—	—	—	—	37	—	—	—
	Total AA	165	—	—	—	—	54	111	—	—
A	Residential mortgages	124	—	—	—	—	62	—	62	—
	Other	47	—	—	—	—	47	—	—	—
	Total A	171	—	—	—	—	109	—	62	—
BBB	Home equity loans	82	—	—	—	—	—	82	—	—
	Residential mortgages	18	—	—	—	—	18	—	—	—
	Total BBB	100	—	—	—	—	18	82	—	—
B	Residential mortgages	26	—	—	—	—	26	—	—	—
CCC	Home equity loans	67	—	—	—	—	—	67	—	—
	Residential mortgages	3	—	—	—	—	—	—	—	3
	Total CCC	70	—	—	—	—	—	67	—	3
Unrated	Residential mortgages	1	—	—	—	—	—	1	—	—
		$845	$53	$161	$—	$—	$295	$261	$72	$3

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated
		(in millions)
Rating of securities:(1)	Collateral type:
	Corporate loans	$311	$—	$—	$311	$—	$—
	Trust preferred	155	—	155	—	—	—
	Others	58	—	—	—	—	58
		524	$—	$155	$311	$—	$58
	Total asset-backed securities	$1,369

(1) We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used, in that order.
Effect of Changes in Significant Unobservable Inputs  The fair value of certain financial instruments is measured using valuation techniques that incorporate pricing assumptions not supported by, derived from or corroborated by observable market data. The resultant fair value measurements are dependent on unobservable input parameters which can be selected from a range of estimates and may be interdependent. Changes in one or more of the significant unobservable input parameters may change the fair value measurements of these financial instruments. For the purpose of preparing the financial statements, the final valuation inputs selected are based on management's best judgment that reflect the assumptions market participants would use in pricing similar assets or liabilities.
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $81 million or a decrease of the overall fair value measurement of approximately $88 million as of December 31, 2012. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.
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

•
Market risk is the risk that movements in market risk factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce HSBC USA’s income or the value of its portfolios;

•
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events (including legal risk but excluding strategic and reputational risk);

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations, regulatory requirements and standards of good market practice, and incur fines and penalties and suffer damage to our business as a consequence;

•	Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity as trustee, investment manager or as mandated by law or regulation.

•
Reputational risk is the risk arising from a failure to safeguard our reputation by maintaining the highest standards of conduct at all times and by being aware of issues, activities and associations that might pose a threat to the reputation of HSBC locally, regionally or internationally;

•
Strategic risk is the risk that the business will fail to identify, execute, and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing

HSBC USA Inc.

economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action;

•	Security and Fraud risk is the risk to the business from terrorism, crime, incidents/disasters, and groups hostile to HSBC interests;

•	Model risk is the risk of incorrect implementation or inappropriate application of models. Model risk occurs when a model does not properly capture risk(s) or perform functions as designed; and

•	Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid.
The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures can be made to all concerned parties;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, regulations and regulatory requirements is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.
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
Senior managers within an independent, central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, the HSBC North America Chief Risk Officer and the Chief Compliance Officer provide day-to-day oversight of these types of risk management activities within their respective areas and work closely with internal audit and other senior risk specialists at HSBC North America and HSBC. Market risk is managed by the HSBC North America Head of Market Risk. Credit Risk is managed by the Chief Credit Officer/HSBC North America Head of Wholesale Credit and Market Risk and the HSBC North America Chief Retail Credit Officer. Operational risk is the responsibility of local management of each Global Business, Global Function and HSBC Technology Services ("HTSU") to manage under the direction of the HSBC North America Head of Operational Risk and a centralized team. Fiduciary Risk is a component of the Operational Risk framework and expertise is maintained to oversee and provide advice on fiduciary risk matters. The Fiduciary Risk specialists partner with the Compliance organization which, in this capacity, advises on local regulatory compliance (in the US – Regulation 9). Compliance risk is managed through an enterprise-wide compliance risk management program designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the HSBC North America Chief Compliance Officer oversees the design, execution and administration of the enterprise-wide compliance program.
Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board, which consists of senior executives throughout HSBC. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures.
A well-established and maintained internal control structure is vital to the success of all operations. All management within HSBC Group, including our management, are accountable for identifying, assessing and managing the broad spectrum of risks to which the HSBC Group is subject. HSBC has adopted a 'Three Lines of Defense' model to ensure that the risks and controls are properly managed by Global Businesses, Global Functions and HTSU on an on-going basis. The model delineates management accountabilities and responsibilities over risk management and the control environment.
The First Line of Defense comprises predominantly management who are accountable and responsible for their day to day activities, processes and controls. The First Line of Defense must ensure all key risks within their activities and operations are identified, mitigated and monitored by an appropriate control environment that is commensurate with risk appetite. It is the responsibility of management to establish their own control teams, including Business Risk Control Managers, where required to discharge these accountabilities. The Second Line comprises predominantly the Global Functions, such as Finance, Legal, Risk (including Compliance), and Strategy & Planning, whose role as the Second Line is to ensure that HSBC Group's Risk Appetite Statement is observed. They are responsible for:

HSBC USA Inc.

•	providing assurance, oversight, and challenge over the effectiveness of the risk and control activities conducted by the First Line;

•	establishing frameworks to identify and measure the risks being taken by their respective parts of the business; and

•	Monitoring the performance of the key risks, through the key indicators and oversight/assurance programs against defined risk appetite and tolerance levels.
Global Functions must also maintain and monitor controls for which they are directly responsible.
Serving as the Third Line of Defense, Internal Audit provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks, as well as the management of the risks and controls by the First Line and control oversight by the Second Line. Audit coverage is implemented through a combination of governance audits with sampled assessment of the global and regional control frameworks, HSBC Group-wide themed audits of key existing and emerging risks and project audits to assess major change initiatives.
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
Risk oversight and governance is also provided within a number of specialized cross-functional North America risk management subcommittees, including the HSBC North America Model Oversight Committee (formerly Credit Risk Analytics Oversight Committee), Capital Management Review Meeting, the HSBC North America Risk Executive Committee, Risk Appetite Committee and Stress Testing and Scenario Oversight Committee.
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
HSBC North America’s Risk Appetite framework describes through its Risk Appetite Statement and its Risk Appetite Limits and Thresholds the quantum and types of risk that it is prepared to take in executing its strategy. It develops and maintains the linkages between strategy, capital, risk management processes and HSBC Group Strategy and directs HSBC North America’s businesses to be targeted along strategic and risk priorities and in line with the forward view of available capital under stress.
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
In December 2011, U.S. regulators published a Notice of Proposed Rulemaking in respect of market risk, setting out the proposals for alternatives to credit ratings for debt and securitization positions, as required by Dodd-Frank. If adopted as proposed, we will experience a significant increase to capital requirements even in the absence of any change to our current risk profile, and we continue to consider strategies to mitigate this impact. The U.S. regulators have also indicated they intend to propose similar revisions to the Basel I and Basel II rules to eliminate the use of external credit ratings to determine the risk weights applicable to securitization and certain corporate exposures under these regulations.
In June 2012, U.S. regulators published a Final Rule in the Federal Register (known in the industry as Basel 2.5), that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013. We estimate that this rule will add up to 10% to our December 31, 2012 Basel I risk-weighted asset levels.
In addition, we continue to support the HSBC implementation of the Basel III framework, as adopted by the Financial Services Authority (“FSA”). Data regarding credit risk, operational risk, and market risk is supplied to support the Group’s regulatory capital and risk weighted asset calculations.
In October 2012, the U.S. regulators published Final Rules regarding the implementation of the stress testing requirements of section 165 of Dodd-Frank (the "Proposed Enhanced Prudential Standards"). The Federal Reserve Board rules include the requirement for large bank holding companies, such as HSBC North America, for an annual supervisory stress test conducted by the Federal Reserve Board, as well as semi-annual bank holding company-run stress tests. The rule is in line with the requirements of the Capital Plan Rules published by the Federal Reserve Board in November 2011. The OCC rules require certain banks, such as HSBC Bank USA, to conduct annual bank-run stress tests. HSBC North America and its subsidiaries already conduct semi-annual stress testing as part of their risk management and capital planning procedures, and in conjunction with wider HSBC procedures and to meet the requirements of the FSA. HSBC North America will continue to build on its stress testing capabilities to enhance its risk management and capital planning procedures and to meet all regulatory requirements. In 2014 HSBC North America and HSBC Bank USA will be required to publicly disclose the results of their stress tests and the Federal Reserve Board will publicly disclose the results of its stress testing of HSBC North America.
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

HSBC USA Inc.

embedded within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, tightening underwriting criteria and investing in improved fraud prevention technologies.
The responsibilities of the credit risk function include:

•
Formulating credit risk policies – Our policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit Committee and Risk Management Committee.

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

•
Monitoring portfolio performance – Credit data warehouses have been implemented to centralize the reporting of credit risk, support the analysis of risk using tools such as Economic Capital, and to calculate credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

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

A Credit Review and Risk Identification (“CRRI”) function is also in place in HSBC North America to identify and assess credit risk. The CRRI function consists of a Wholesale and Retail Credit Review function as well as functions responsible for the independent assessment of Wholesale and Retail models. The CRRI function provides an ongoing independent assessment of

HSBC USA Inc.

credit risk, the quality of credit risk management and, in the case of wholesale credit risk, the accuracy of individual credit risk ratings. The functions independently and holistically assess the business units and risk management functions to ensure the business is operating in a manner that is consistent with HSBC Group strategy and appropriate local and HSBC Group credit policies, procedures and applicable regulatory guidelines. The Credit Risk Review functions examine asset quality, credit processes and procedures, as well as the risk management infra-structures in each commercial and retail lending unit. Selective capital markets based functions are included within this scope. CRRI also independently assesses material retail and wholesale risk models, operational risk models, Economic Capital models, Anti-Money Laundering monitoring systems, and other materially important models, to determine if they are fit for purpose based on regulatory requirements.
Liquidity Risk Management  Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due or fund its customers because of an inability to liquidate assets or obtain adequate funding. We continuously monitor the impact of market events on our liquidity positions. In general terms, the strains due to the credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Financial institutions with less reliance on the wholesale markets were in many respects less affected by the recent conditions. Core deposits comprise 77 percent of our total deposit base, providing more stable balances, less sensitivity to market events or changes in interest rates. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the recent period of financial market turmoil. We will continue to adapt the liquidity framework described below as we assimilate further knowledge from the recent disruptions in the marketplace.
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
ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. In addition, ALCO analyzes changes in the uses of liquidity, establishes policy on balance sheet usage, and sets limits on and monitors the ratio of Advances to Core Funding (“ACF”). This ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be “core” in accordance with HSBC policy and debt with at least 12 months until maturity), are utilized in providing loans to customers. Currently our ACF ratio stands at 78 percent. ALCO must also maintain a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. The liquidity contingency funding plan is annually reviewed and approved by the Risk Committee of the Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, material reductions or extreme volatility in customer deposit balances, increased utilization of credit lines, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through sales of securities from the investment portfolio and secured borrowing using the mortgage portfolio as collateral. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be used as collateral at the FHLB to increase borrowings. We maintain a Liquid Asset Buffer consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank discount window and the FHLB, providing additional secured borrowing capacity in a liquidity crisis.
Given our overall liquidity position, during 2012, we have continued to manage down low-margin commercial and institutional deposits in order to maximize profitability.

HSBC USA Inc.

In January 2013 the Bank for International Settlements, Basel Committee on Bank Supervision (the Basel Committee), issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consist of two liquidity metrics: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality assets to survive a significant stress scenario lasting 30 days, and the net stable funding ration (“NSFR”), which is a longer term measure with a 12 month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards by 2015 and 2018, respectively. We anticipate a formal NPR will be issued in 2013 with an observation period beginning in 2013. Based on the results of the observation periods, the Basel Committee and U.S. banking regulators may make further changes. We anticipate meeting these requirements prior to their formal introduction. The actual impact will be dependent on the specific regulations issued by the U.S. regulators to implement these standards. HSBC USA may need to increase its liquidity profile to support HSBC North America's compliance with the new rules. We are unable at this time, however, to determine the extent of changes HSBC USA will need to make to its liquidity position, if any.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2012, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA Inc.:
Short-term borrowings	P-1	A-1	F1+	R-1 (high)
Long-term/senior debt	A2	A+	AA-	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (high)
Long-term/senior debt	A1	AA-	AA-	AA

(1)	Dominion Bond Rating Service.
In December 2011, Fitch finalized its revised global criteria for assessing the credit ratings of non-common equity securities which qualify for treatment as bank regulatory capital. In March 2012, Fitch placed the outlook for HSBC and related entities to "negative". On December 6, 2012, Fitch announced a downgrade on the long-term debt ratings of HSBC USA Inc. and HSBC Bank USA from AA to AA-, as well as revised their outlook from "negative" to "stable".
In June 2012, Moody's announced rating actions affecting 114 financial institutions in 16 European countries, including the ratings of HSBC. The rating action follows Moody's publications on January 19, 2012 where Moody's announced that they expect to place a number of bank ratings under review for downgrade during the first quarter of 2012 in order to assess the overall negative impact of the adverse trends affecting banks in advanced countries and notably in Europe. On February 22, 2012, Moody's had placed HSBC USA's long-term and short-term ratings and HSBC Bank USA's long-term rating on negative credit watch. In the June action, they downgraded the long term ratings of HSBC USA and HSBC Bank USA but reaffirmed the short term ratings at P-1. On December 4, 2012, Moody's announced a downgrade of standalone long-term and short-term debt rating of HSBC USA Bank, NA. Moody's also affirmed the long- and short-term supported ratings of HSBC USA Inc. and HSBC Bank USA.
On July 20, 2012, DBRS changed its outlook for HSBC USA Inc. and HSBC Bank USA from “stable” to “rating under review.” The outlook change reflected the concerns of DBRS regarding the hearing by the U.S. Senate Permanent Subcommittee on investigations, the challenges associated with changing the compliance culture and risk that regulators will impose additional restrictions on financial institutions in reaction to banking industry issues in general.
On February 8, 2013, DBRS downgraded the HSBC USA Inc. and HSBC Bank USA senior debt ratings to AA (low) from AA, and corresponding short-term instrument rating to R-1 (middle) from R-1 (high), and removed these ratings from "rating under review with negative implications". DBRS cited concerns with recent regulatory and compliance remediation costs, which despite HSBC's ongoing reforms and organizational changes still represent a significant challenge to implement in such a large, complex banking organization.
The impact of the downgrades discussed above have not significantly impacted investor appetite for our debt and we have seen greatly reduced secondary market credit spreads on many of the issues. As of December 31, 2012, there were no other pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.

HSBC USA Inc.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available for sale debt securities. Approximately $7.1 billion of debt securities in this portfolio at December 31, 2012 are expected to mature in 2013. The remaining $60.4 billion of debt securities not expected to mature in 2013 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through loan sales and securitizations. In 2012, we did not sell any residential mortgage loan portfolios other than normal loan sales to government sponsored enterprises and as a result of our sale of branches to First Niagara.
It is the policy of HSBC Bank USA to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is collateral that is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2012, we had outstanding advances of $1.0 billion. The facility also allows access to further borrowings of up to $4.2 billion based upon the amount pledged as collateral with the FHLB
As of December 31, 2012, any significant dividend from HSBC Bank USA to us would require the approval of the OCC. See Note 26, “Retained Earnings and Regulatory Capital Requirements,” of the consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.
Under a shelf registration statement filed with the Securities and Exchange Commission, we may issue debt securities or preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a “well-known seasoned issuer,” which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $21 billion, of which $10.9 billion is available. During 2012, we issued $7.3 billion of senior debt from this shelf.
HSBC Bank USA has a $40 billion Global Bank Note Program, which provides for issuance of subordinated and senior notes. Borrowings from the Global Bank Note Program totaled $4.8 billion in 2012. There is approximately $17.0 billion of borrowing availability.
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
The following table shows the repricing structure of assets and liabilities as of December 31, 2012. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of yearend, and one-day figures can be distorted by temporary swings in assets or liabilities.

HSBC USA Inc.

December 31, 2012	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$40,636	$1,957	$1,867	$171	$44,631
Residential mortgages	8,672	5,732	2,551	1,212	18,167
Credit card receivables	815	—	—	—	815
Other consumer loans	304	243	89	27	663
Total loans(1)	50,427	7,932	4,507	1,410	64,276
Securities available-for-sale and securities held-to-maturity	16,103	32,033	10,778	10,422	69,336
Other assets	58,645	3,800	510	—	62,955
Total assets	125,175	43,765	15,795	11,832	196,567
Domestic deposits(2):
Savings and demand	61,374	15,824	9,160	—	86,358
Certificates of deposit	11,102	372	3	—	11,477
Long-term debt	11,443	3,901	3,701	2,700	21,745
Other liabilities/equity	64,113	12,350	—	524	76,987
Total liabilities and equity	148,032	32,447	12,864	3,224	196,567
Total balance sheet gap	(22,857)	11,318	2,931	8,608	—
Effect of derivative contracts	13,947	(9,100)	(2,689)	(2,158)	—
Total gap position	$(8,910)	$2,218	$242	$6,450	$—

(1)	Includes loans held for sale.

(2)	Does not include purchased or wholesale deposits. For purposes of this table purchased and wholesale deposits are reflected in “Other liabilities/equity”.
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

HSBC USA Inc.

Present value of a basis point  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2012 and 2011.

At December 31,	2012	2011
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	1.7	4.8
The reduction in PVBP in 2012 is attributable to updates in prepayment estimates inherent within our mortgage loan portfolio as well as actions taken to manage prepayment risk associated with our securities portfolio, including hedging and positioning of targeted duration.
Economic value of equity  is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2012 and 2011.

At December 31,	2012	2011
	(values as a percentage)
Institutional economic value of equity limit	+/–15	+/–15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	1	3
Change resulting from an immediate 200 basis point decrease in interest rates	(10)	(11)
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

At December 31, 2012	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2013):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$107	5
Change resulting from a gradual 100 basis point decrease in the yield curve	(155)	(8)
Change resulting from a gradual 200 basis point increase in the yield curve	128	6
Change resulting from a gradual 200 basis point decrease in the yield curve	(210)	(10)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2013):
Change resulting from an immediate 100 basis point increase in the yield curve	182	9
Change resulting from an immediate 100 basis point decrease in the yield curve	(200)	(10)
Change resulting from an immediate 200 basis point increase in the yield curve	158	8
Change resulting from an immediate 200 basis point decrease in the yield curve	(234)	(12)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to

HSBC USA Inc.

accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2012, we had an available-for-sale securities portfolio of approximately $67.7 billion with a positive mark-to-market of $1.7 billion included in tangible common equity of $13.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $238 million to a net gain of $1.4 billion with the following results on our tangible capital ratios.

At December 31, 2012	Actual	Proforma(1)
Tangible common equity to tangible assets	6.79%	6.72%
Tangible common equity to risk weighted assets	12.39	12.26

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  Market risk is the risk that movements in market risk factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce HSBC USA’s income or the value of its portfolios. We separate exposures to market risk into trading and non-trading portfolios. Trading portfolios include those positions arising from market-making and other mark-to-market positions so designated. Non-trading portfolios primarily arise from the interest rate management of our retail and commercial banking assets and liabilities, financial investments classified as available-for-sale and held-to-maturity. Our objective is to manage and control market risk exposures in order to optimize returns on risk while maintaining positions within management identified risk appetite defined in sensitivity, VAR and RWA term.
We have incorporated the qualitative and quantitative requirements of Basel 2.5, including stressed VAR, Incremental Risk Charge and Comprehensive Risk Measure into our process and received regulatory approval to initiate these enhancements effective January 1, 2013.
We use a range of tools to monitor and limit market risk exposures, including:
Sensitivity measures  Sensitivity measures are used to monitor the market risk positions within each risk type, for example, PVBP movement in interest rates for interest rate risk. Sensitivity limits are set for portfolios, products and risk types, with the depth and the volatility of the market being one of the principal factors in determining the level of limits set.
Value at Risk  VAR analysis is a technique that estimates the potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VAR calculations are performed for all material trading activities and as a tool for managing risk inherent in non-trading activities. VAR is calculated daily for a one-day holding period to a 99 percent confidence level.
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

HSBC USA Inc.

Stress testing In recognition of the limitations of VAR, we complement VAR with stress testing to evaluate the potential impact on portfolio values of more extreme, although plausible, events or movements in a set of financial variables. Stress testing is performed at a portfolio level, as well as on the consolidated positions of the Group, and covers the following scenarios:

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
Stress testing results are reported to senior management and provide them with an assessment of the financial impact such events would have on our profits and capitalization.
Market risk was managed down in 2012 consistent with Global Markets business in the US aim to focus on customer facilitation and simplifying its trading products. Overnight risk taking was reduced against the backdrop of continued concerns around eurozone sovereigns and financial institutions, the global economic slowdown and uncertainty about fiscal policy in the US.
The major contributor to the trading and non-trading VAR for us is our Global Banking and Markets business.
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
The following table summarizes trading VAR for 2012:

	December 31, 2012	Full Year 2012			December 31, 2011
		Minimum	Maximum	Average
	(in millions)
Total trading	$8	$7	$13	$10	$8
Equities	—	—	1	—	1
Foreign exchange	5	1	8	4	1
Interest rate directional and credit spread	6	6	17	8	6

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during calendar year 2012. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for 2012 shows that the largest daily gain was $18 million and the largest daily loss was $22 million.

HSBC USA Inc.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	3	64	156	25	3
The risk associated with movements in credit spreads is primarily managed through sensitivity limits, stress testing and VAR on those portfolios where it is calculated. Beginning in 2009, HSBC introduced credit spread as a separate risk type within its VAR models and credit spread VAR is calculated for credit derivatives portfolios. The total VAR for trading activities, including credit spread VAR for the above portfolios, was $8 million, $8 million and $21 million for December 31, 2012, 2011 and 2010, respectively.
The sensitivity of trading mark to market to the effect of one basis point movement in credit spreads on the total trading activities was less than one million for both December 31, 2012 and 2011. The combination of directional interest rate risk and credit spread were the largest contributors to VAR in both 2012 and 2011.
Certain transactions are structured such that the risk is negligible under a wide range of market conditions or events, but in which there exists a remote possibility that a significant gap event could lead to loss. A gap event could be seen as a change in market price from one level to another with no trading opportunity in between, and where the price change breaches the threshold beyond which the risk profile changes from having no open risk to having full exposure to the underlying structure. Such movements may occur, for example, when there are adverse news announcements and the market for a specific investment becomes illiquid, making hedging impossible. Given the characteristics of these transactions, they will make little or no contribution to VAR or to traditional market risk sensitivity measures. We capture the risks for such transactions within our stress testing scenarios. Gap risk arising is monitored on an ongoing basis, and we incurred no gap losses on such transactions in 2012.
The ABS/MBS exposures within the trading portfolios are managed within sensitivity and VAR limits and are included within the stress testing scenarios described above.

At December 31,	2012	2011
	(in millions)
Stressed Value at Risk (1-day equivalent)	13	24
Stressed VAR for trading portfolios reduced primarily as a result of the de-risking of exposures to structured credit derivatives and interest rate risks being managed down.
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
Non trading VAR also includes the impact of asset market volatility on the current investment portfolio of financial investments including assets held on an available for sale (AFS) and held to maturity (HTM) basis. The main holdings of AFS securities are held by Balance Sheet Management within GB&M. These positions which are originated in order to manage structural interest rate and liquidity risk are treated as non-trading risk for the purpose of market risk management. The main holdings of AFS assets include U.S. Treasuries and Government backed GNMA securities.
The following table summarizes non-trading VAR for 2012, assuming a 99 percent confidence level for a two-year observation period and a one-day “holding period.”

	December 31, 2012	Full Year 2012			December 31, 2011
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$92	$77	$107	$90	$96

HSBC USA Inc.

The sensitivity of equity to the effect of a one basis point movement in credit spreads on our investment securities was $5 million at both December 31, 2012 and 2011, respectively. The sensitivity was calculated on the same basis as that applied to the trading portfolio.
Market risk also arises on fixed-rate securities we issue. These securities are issued to support long-term capital investments in subsidiaries and include non-cumulative preferred shares, noncumulative perpetual preferred securities and fixed rate subordinated debt.
Market risk arises on debt securities held as available-for-sale. The fair value of these securities was $67.7 billion and $53.3 billion at December 31, 2012 and 2011, respectively.
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
Trading Activities MSRs – Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.
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

At December 31, 2012	Value
(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2013):
Value of hedged MSRs portfolio	$168
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)
Calculated change in net market value	4
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	8
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	28
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarized the frequency distribution of the weekly economic value of the MSR asset during 2012. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during 2012.

HSBC USA Inc.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	13	38	—	—
Operational Risk  Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is inherent in all of our business activities and, as with other types of risk, is managed through our overall framework designed to balance strong corporate oversight with well-defined independent risk management. During 2012, our risk profile was dominated by compliance and legal risks and the incidence of regulatory proceedings and other adversarial proceedings against financial services firms is increasing. Pursuant to the Deferred Prosecution Agreement reached with U.S. authorities in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, HSBC and HSBC Bank USA have committed to take or continue to adhere to a number of remedial measures. Breach of the U.S. DPA at any time during its term may allow the U.S. Department of Justice to prosecute HSBC and HSBC Bank USA in relation to the matters which are subject to the U.S. DPA.
The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, HSBC faces a growing threat of cyberattacks. A failure of our defenses against such attacks could result in financial loss, loss of customer data and other sensitive information which could undermine both our reputation and our ability to retain the trust of our customers. We experienced a number of cyberattacks in 2012, none of which resulted in financial loss or the loss of customer data. Significant investment has already been made in enhancing controls, including increased training to raise staff awareness of the requirements, improved controls around data access and heightened monitoring of information flows. The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss, loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. This area will continue to be a focus of ongoing initiatives to strengthen the control environment.
We have established an independent Operational Risk and Internal Control management discipline in North America which is led by the HSBC North America Head of Operational Risk and Internal Control, reporting to the HSBC North America Chief Risk Officer. The Operational Risk and Internal Control Committee, chaired by the HSBC North America Chief Risk Officer is responsible for oversight of operational risk management, including internal controls to mitigate risk exposure and comprehensive reporting, as well as Fiduciary Risk as discussed more fully below. Operational Risk results from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. Business management is responsible for managing and controlling operational risk and for communicating and implementing control standards. A central Operational Risk and Internal Control function provides functional oversight by coordinating the following activities:

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
Compliance Risk  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations, regulatory requirements and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
All HSBC companies are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2012, we experienced increasing levels of compliance risk as regulators and other agencies pursued investigations into historical activities and as we continued to work with them in relation to already identified issues. These included an appearance before the U.S. Senate Permanent Subcommittee on Investigations and the Deferred Prosecution Agreement reached with U.S. authorities in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, plus a related undertaking with the U.K.'s FSA;
With a new senior leadership team and a new strategy in place since 2011, HSBC has already taken concrete steps to address these issues including making significant changes to strengthen compliance, risk management and culture. These steps, which should also serve over time to enhance our compliance risk management capabilities, include the following:

•	the creation of a new global structure, which will make HSBC easier to manage and control;

•	simplifying HSBC's businesses through the ongoing implementation of an organizational effectiveness program and a five economic filters strategy;

•	introducing a sixth global risk filter which will standardize the way HSBC does business in high risk countries;

•	substantially increasing resources, doubling global expenditure and significantly strengthening Compliance as a control (and not only as an advisory) function;

•	continuing to roll out cultural and values programs that define the way everyone in the HSBC Group should act; and

•	adopting and enforcing the most effective standards globally, including a globally consistent approach to knowing and retaining our customers.
Additionally, HSBC has substantially revised its governance framework in this area, appointing a new Chief Legal Officer with particular expertise and experience in U.S. law and regulation, and creating and appointing experienced individuals to the new roles of Head of Group Financial Crime Compliance and Global Head of Regulatory Compliance.
It is clear from both our own and wider industry experience that there is a significantly increased level of activity from regulators and law enforcement agencies in pursuing investigations in relation to possible breaches of regulation and that the direct and indirect costs of such breaches can be significant. Coupled with a substantial increase in the volume of new regulation, much of which has some level of extra-territorial effect, and the geographical spread of our businesses, we believe that the level of inherent compliance risk that we face will continue to remain high for the foreseeable future.

HSBC USA Inc.

Within the U.S., the Compliance Committee of the Board of Directors oversees the compliance risk management program. The compliance function is led by the Chief Compliance Officer (“CCO”) for HSBC North America, who reports directly to the North America Chief Executive Officer, and the HSBC Head of Group Compliance. Further, the line of business compliance personnel functionally report to the CCO for HSBC North America. This reporting relationship enables the CCO to have direct access to HSBC Group Compliance, the Chief Risk Officer and the HSBC North America Chief Executive Officer, as well as allowing for line of business personnel to be independent. The CCO for HSBC North America has broad authority from the Board of Directors and senior management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the CCO for HSBC North America to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.
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
Fiduciary Risk  Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity. It is the risk associated with failing to offer services honestly and properly to clients in that capacity. We define a fiduciary duty as any duty where we hold, manage, oversee or have responsibilities for assets of a third party that involves a legal and/or regulatory duty to act with the highest standard of care and with utmost good faith. A fiduciary must make decisions and act in the best interests of the third parties and must place the wants and needs of the client first, above the needs of the organization. Fiduciary duties can also be established by case law, statue or regulation. Fiduciary capacity is primarily defined in banking regulation as:

•	serving traditional fiduciary duties such as trustee, executor, administrator, registrar of stocks and bonds, transfer agent, guardian, receiver or assigns;

•	providing investment advice for a fee; or

•	possessing investment discretion on behalf of another; or
Fiduciary risks, as defined above, reside in our Private Banking businesses (such as Investment Management, Personal Trust, Security Operation Services) and other business lines outside of Private Banking (such as Corporate Trust). Additionally Fiduciary Risk also includes risk associated with certain SEC regulated Registered Investment Advisors (“RIA”), which lie outside of the traditional banking regulatory fiduciary risk definitions as described above. The RIA definition of fiduciary capacity primarily applies in the following circumstances:

•	receiving fees for advising people, pension funds and institutions on investment matters;

•	managing assets on behalf of another; or

•	organizing organizations that engage in investing, reinvesting and trading securities (such as mutual funds) and whose own securities are offered to the investing public.
The fiduciary risks present in both the standard banking and RIA business lines almost always occur where we are entrusted to handle and execute client business affairs and transactions in a fiduciary capacity.
As discussed above, we have established an independent Operational Risk and Internal Control management discipline in North America. Included in the management of Operational Risk, as discussed above, the Operational Risk and Internal Control function has included in the risk management framework a Fiduciary Risk Stream, as specifically defined, and is managed, monitored, and

HSBC USA Inc.

controlled with acceptable risk appetite levels, and to report and escalate elevated risks to senior management and the Fiduciary Committee of the Board of Directors. Fiduciary Risk management is included in the formal Risk and Control Assessment process (along with other primary Operational Risks), Key Risk Indicator monitoring, management of self-identified issues reporting and a governance framework.
Fiduciary Risk is governed by the Fiduciary Committee of the Board of Directors. The Fiduciary Committee has established the Fiduciary Risk Management Committee (“FRMC”) to carry out the day-to-day activities of managing Fiduciary Risk. The FRMC is chaired by the HSBC North America Operational Risk Head and includes Fiduciary business line heads as well as representatives from legal, compliance and audit and other fiduciary support functions. The FRMC also includes a Fiduciary Risk Specialist who has the requisite expertise to oversee and provide governance and advice on Fiduciary Risk matters. The Fiduciary Risk Specialist partners with the lines of business and other functional areas performing these fiduciary activities as well as interacts with regulators on fiduciary matters.
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
Reputational risk is managed at the regional level across HSBC Group. All HSBC businesses and corporate risk functions within HSBC North America are represented on the HSBC North America Reputational Risk Policy Committee. The HSBC North America Reputational Risk Policy Committee was established in 2011 and was chaired by the HSBC North America Regional Compliance Officer. In early 2012, the Reputational Risk Policy Committee is chaired by the HSBC North America Chief Executive Officer. The Reputational Risk Policy Committee is responsible for assessing reputational risk policy matters regionally and for advising HSBC Group Management and local senior management on matters relating to reputational risk. Notwithstanding the Reputational Risk Policy Committee, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our Chief Executive Officer and senior management of our businesses.
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
We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC Group levels. This process is monitored by the Strategy and Planning Group to ensure compliance with our policies and standards.
Security and Fraud Risk We are committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. To that end we ensure that all physical security, fraud, business continuity, information and privacy risks are appropriately identified, measured, managed, controlled, and reported in a timely and consistent manner. The Security and Fraud Risk function ("S&FR"), headed by an Executive Vice President who reports directly to the HSBC North America Chief Risk Officer, provides assurance, oversight and challenge over the effectiveness of the risk and control activities conducted by the businesses as the First Line of Defense, establishes frameworks to identify and measure the risks being taken by their respective businesses, and monitors the performance of the key risks through key indicators and the oversight and assurance programs against defined risk appetite and risk tolerance. S&FR is split into five functions: Business Continuity Management, which manages the risk to the employees, customers, and buildings exposed to a natural disaster to terrorism and flu pandemics, which prevents normal continuity of business operations; Fraud Risk that is the risk that a person outside or within HSBC, acting individually or in concert with others dishonestly or deceitfully gains or helps others to gain some unjust or illegal advantage or gain from HSBC or our customers. Fraud Risk staff are responsible for establishing and operating policies, standards, systems and other controls to prevent and detect fraud against HSBC or our customers; Information Security

HSBC USA Inc.

Risk which is the risk that a breach of confidentiality, integrity or availability results in confidential information being lost, exploited for criminal purposes, or used in a way that would cause reputational damage and/or financial loss to HSBC. Information Security is responsible for protecting HSBC information from theft, corruption or loss, whether caused deliberately or inadvertently by its staff or external parties. Its primary mechanisms for doing this are robust assessments of evolving threats, layers of controls on what information staff have access to and how it is stored and conveyed, and a series of technical defenses and monitoring operations to mitigate the risks of externally instigated breaches causing harm or corruption to data or systems integrity. The ISR function is also responsible for investigating information breaches and taking remedial actions; Physical Security Risk which is the risk to the staff, property or bank critical infrastructure from civil disorder, terrorism or systemically high levels of violent crime and extreme climate. Physical Security Risk develops practical physical, electronic, and operational countermeasures to ensure that the people, property and assets managed by the Group are protected from crime, theft, attack and groups hostile to HSBC interests; and Privacy Risk which is the risk to the personal information of HSBC's consumers, customers, and internal personnel.
There are several S&FR-related committees that aid and assist the S&FR function to identify, measure, monitor, and manage the Security and Fraud risks across HSBC North America.
Model Risk In order to manage the risks arising out of use of incorrect or misused model output or reports, a comprehensive Model Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a revamped HSBC North America Model Standards Policy, the transformation of HSBC North America Credit Risk Analytics Oversight Committee into a HSBC North America level Model Oversight Committee that is chaired by the Chief Risk Officer and has broad representation from across HSBC North America businesses and functions. The committee provides broad oversight around model risk management including the review and approval of model governance sub-committees. Materiality levels of models are approved by the HSBC North America Model Oversight Committee that is also notified of all material model approvals or changes to existing material models by the respective business or functional areas. A complete inventory of all HSBC North America models is maintained and reported to HSBC North America MOC at least semi-annually.
Pension Risk Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid. Effective January 1, 2005,our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2012, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $889 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 23, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

New Accounting Pronouncements to be Adopted in Future Periods

Balance Sheet Offsetting In December 2011, the FASB issued an Accounting Standards Update that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The new guidance is effective for all annual and interim periods beginning January 1, 2013. Additionally, entities will be required to provide the disclosures required by the new guidance retrospectively for all comparative periods. In January 2013, the FASB issued another Accounting Standards Update to clarify the instruments and transactions to which the guidance in the previously issued Accounting Standards Update would apply. The adoption of the guidance in these Accounting Standards Updates will not have an impact on our financial position or results of operations.
Accumulated Other Comprehensive Income In February 2013, the FASB issued an Accounting Standards Update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance is effective for all annual and interim periods beginning January 1, 2013 and to be applied prospectively. The adoption of this guidance will not have an impact on our financial position or results of operations.

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

HSBC USA Inc.

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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter-to-date average balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. The calculation of net interest margin includes interest expense of $50 million, $237 million and $306 million for 2012, 2011 and 2010, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions

	2012			2011			2010
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$20,381	$58.28%		$25,945	$76.29%		$26,696	$73.27%
Federal funds sold and securities purchased under resale agreements	6,678	38.57		5,230	57	1.09	5,100	38.75
Trading assets	12,249	110.90		13,423	197	1.47	6,510	147	2.26
Securities	61,184	1,111	1.82	49,802	1,263	2.54	39,388	1,180	3.00
Loans:
Commercial	39,272	1,052	2.68	31,971	903	2.83	31,218	906	2.90
Consumer:
Residential mortgages	15,510	595	3.84	14,877	637	4.28	14,640	678	4.63
HELOCs and home equity mortgages	2,802	95	3.38	3,547	118	3.33	3,973	129	3.24
Credit cards	976	80	8.17	1,166	87	7.47	1,226	93	7.52
Auto finance	—	—	—	—	—	—	992	169	17.03
Other consumer	784	45	5.76	1,022	67	6.57	1,170	74	6.36
Total consumer	20,072	815	4.06	20,612	909	4.41	22,001	1,143	5.19
Total loans	59,344	1,867	3.15	52,583	1,812	3.45	53,219	2,049	3.85
Other	3,416	43	1.25	5,716	44.76		6,447	48.74
Total earning assets	163,252	$3,227	1.98%	152,699	$3,449	2.26%	137,360	$3,535	2.57%
Allowance for credit losses	(647)			(767)			(1,226)
Cash and due from banks	1,486			1,617			1,496
Other assets	28,871			27,052			25,110
Assets of discontinued operations	6,871			21,000			23,381
Total assets	$199,833			$201,601			$186,121
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$51,375	$161.31%		$57,979	$241.41%		$54,048	$322.60%
Other time deposits	16,542	159.96		16,085	159.99		16,952	218	1.28
Deposits in foreign offices:
Foreign banks deposits	8,443	6.08		6,503	9.14		7,876	19.24
Other interest bearing deposits	13,463	14.11		19,119	18.09		19,474	22.11
Deposits held for sale	6,335	17.27		6,366	16.25		—	—	—
Total interest bearing deposits	96,158	357.37		106,052	443.44		98,350	581.59
Short-term borrowings	14,640	28.19		18,876	44.23		18,499	78.42
Long-term debt	19,761	680	3.44	18,459	645	3.49	15,878	547	3.44
Total interest bearing deposits and debt	130,559	1,065		143,387	1,132		132,727	1,206

HSBC USA Inc.

	2012			2011			2010
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Other	463	33	7.10	319	99	31.22	44	5	10.91
Total interest bearing liabilities	131,022	1,098.84		143,706	1,231.90		132,771	1,211.91
Net interest income/Interest rate spread		$2,129	1.14%		$2,218	1.36%		$2,324	1.66%
Noninterest bearing deposits	28,387			22,418			21,950
Other liabilities	21,320			16,775			13,148
Liabilities of discontinued operations	785			1,022			1,933
Total shareholders’ equity	18,319			17,680			16,319
Total liabilities and shareholders’ equity	$199,833			$201,601			$186,121
Net interest margin on average earning assets			1.30%			1.45%			1.69%
Net interest income to average total assets			1.10%			1.23%			1.44%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

The total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the years ended December 31, 2012, 2011 and 2010 included fees of $85 million, $81 million and $64 million, respectively.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions “Interest Rate Risk Management” and “Market Risk Management.”
Item 8.    Financial Statements and Supplementary Data

Our 2012 Financial Statements meet the requirements of Regulation S-X. The 2011 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
HSBC USA Inc.:
We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, and the financial position of the Bank as of December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.
/s/    KPMG LLP
New York, New York
March 4, 2013

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2012	2011	2010
	(in millions)
Interest income:
Loans	$1,867	$1,812	$2,049
Securities	1,090	1,242	1,162
Trading assets	110	197	147
Short-term investments	96	133	111
Other	43	44	48
Total interest income	3,206	3,428	3,517
Interest expense:
Deposits	316	251	329
Short-term borrowings	28	44	78
Long-term debt	671	600	492
Other	33	99	5
Total interest expense	1,048	994	904
Net interest income	2,158	2,434	2,613
Provision for credit losses	293	258	34
Net interest income after provision for credit losses	1,865	2,176	2,579
Other revenues:
Credit card fees	87	129	125
Other fees and commissions	715	773	897
Trust income	110	108	102
Trading revenue	498	349	538
Net other-than-temporary impairment losses(1)	—	—	(79)
Other securities gains, net	145	129	74
Servicing and other fees from HSBC affiliates	202	202	156
Residential mortgage banking revenue (loss)	16	37	(122)
Gain (loss) on instruments designated at fair value and related derivatives	(342)	471	294
Gain on sale of branches	433	—	—
Other income	58	68	195
Total other revenues	1,922	2,266	2,180
Operating expenses:
Salaries and employee benefits	944	1,114	1,061
Support services from HSBC affiliates	1,429	1,454	1,286
Occupancy expense, net	241	280	267
Expense related to certain regulatory matters (Note 30)	1,381	—	—
Other expenses	702	912	700
Total operating expenses	4,697	3,760	3,314
Income (loss) from continuing operations before income tax expense (benefit)	(910)	682	1,445
Income tax expense	338	227	439
Income (loss) from continuing operations	(1,248)	455	1,006
Discontinued Operations (Note 3):
Income from discontinued operations before income tax expense	315	871	878
Income tax expense	112	308	320
Income from discontinued operations	203	563	558
Net income (loss)	$(1,045)	$1,018	$1,564

(1)
During 2012 and 2011, there were no other-than-temporary (“OTTI”) losses on securities recognized in other revenues and no OTTI losses on securities were recognized in the non-credit component in accumulated other comprehensive income (loss) (“AOCI”), net of tax. During 2010, other-than-temporary impairment OTTI losses on securities available-for-sale and held-to-maturity totaling $79 million were recognized in other revenues. There were no significant losses in the non-credit component of such impaired securities reflected in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,	2012	2011	2010
	(in millions)
Net income (loss)	$(1,045)	$1,018	$1,564
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	109	786	165
Other-than-temporarily impaired debt securities available-for-sale(1)	—	1	55
Other-than-temporarily impaired securities held-to-maturity(1)	—	11	93
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of a variable interest entity	—	142	—
Derivatives designated as cash flow hedges	28	(142)	13
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	6	(3)	(5)
Other comprehensive income, net of tax	143	795	321
Comprehensive income (loss)	$(902)	$1,813	$1,885

(1)
During 2012 and 2011, there were no OTTI losses on securities recognized in other revenues and no OTTI losses on securities were recognized in the non-credit component in accumulated other comprehensive income (loss) (“AOCI”), net of tax. During 2010, other-than-temporary impairment OTTI losses on securities available-for-sale and held-to-maturity totaling $79 million were recognized in other revenues and losses in the non-credit component recognized in AOCI, net of tax were not significant.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

December 31,	2012	2011
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,359	$1,616
Interest bearing deposits with banks	13,279	25,454
Federal funds sold and securities purchased under agreements to resell	3,149	3,109
Trading assets	35,995	38,800
Securities available-for-sale	67,716	53,281
Securities held-to-maturity (fair value of $1.8 billion and $2.3 billion at December 31, 2012 and 2011, respectively)	1,620	2,035
Loans	63,258	51,867
Less – allowance for credit losses	647	743
Loans, net	62,611	51,124
Loans held for sale (includes $465 million and $377 million designated under fair value option at December 31, 2012 and 2011, respectively)	1,018	3,670
Properties and equipment, net	276	458
Intangible assets, net	247	242
Goodwill	2,228	2,228
Other assets	7,069	6,369
Other branch related assets held for sale	—	440
Assets of discontinued operations	—	21,454
Total assets	$196,567	$210,280
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$31,315	$20,592
Interest bearing (includes $8.7 billion and $9.8 billion designated under fair value option at December 31, 2012 and 2011, respectively)	66,520	73,474
Deposits in foreign offices:
Noninterest bearing	1,813	1,912
Interest bearing	18,023	28,607
Deposits held for sale	—	15,144
Total deposits	117,671	139,729
Short-term borrowings	14,933	16,009
Long-term debt (includes $7.3 billion and $5.0 billion designated under fair value option at December 31, 2012 and 2011, respectively)	21,745	16,709
Total debt	154,349	172,447
Trading liabilities	19,820	14,186
Interest, taxes and other liabilities	4,562	4,223
Other branch related liabilities held for sale	—	11
Liabilities of discontinued operations	—	911
Total liabilities	178,731	191,778
Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 and 712 shares issued and outstanding at December 31, 2012 and 2011, respectively)	—	—
Additional paid-in capital	14,123	13,814
Retained earnings	1,363	2,481
Accumulated other comprehensive income (loss)	785	642
Total common shareholder’s equity	16,271	16,937
Total shareholders’ equity	17,836	18,502
Total liabilities and shareholders’ equity	$196,567	$210,280

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of December 31, 2012 and 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

December 31,	2012	2011
	(in millions)
Assets
Interest bearing deposits with banks	$216	$108
Other assets	533	520
Total assets	$749	$628
Liabilities
Long-term debt	$92	$55
Interest, taxes and other liabilities	152	166
Liabilities of discontinued operations	—	541
Total liabilities	$244	$762

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2012	2011	2010
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	13,814	13,785	13,795
Capital contributions from parent	312	21	—
Return of capital on preferred shares issued to CT Financial Services, Inc.	—	—	(3)
Employee benefit plans and other	(3)	8	(7)
Balance at end of period	14,123	13,814	13,785
Retained earnings
Balance at beginning of period	2,481	1,536	45
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	—	—	1
Balance at beginning of period, as adjusted	2,481	1,536	46
Net income (loss)	(1,045)	1,018	1,564
Cash dividends declared on preferred stock	(73)	(73)	(74)
Balance at end of period	1,363	2,481	1,536
Accumulated other comprehensive income (loss)
Balance at beginning of period	642	(153)	(228)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	—	—	(246)
Balance at beginning of period, as adjusted	642	(153)	(474)
Other comprehensive income, net of tax	143	795	321
Balance at end of period	785	642	(153)
Total common shareholders’ equity	$16,271	$16,937	$15,168
Total shareholders’ equity	$17,836	$18,502	$16,733
Preferred stock
Number of shares at beginning and end of period	25,947,500	25,947,500	25,947,500
Common stock
Issued
Number of shares at beginning of period	712	712	712
Number of shares of common stock issued to parent	1	—	—
Number of shares at end of period	713	712	712

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2012	2011	2010
	(in millions)
Cash flows from operating activities
Net income (loss)	$(1,045)	$1,018	$1,564
Income from discontinued operations	203	563	558
Income (loss) from continuing operations	(1,248)	455	1,006
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	321	268	253
Gain on sale of branches	(433)	—	—
Impairment of internally developed software	—	110	—
Provision for credit losses	293	258	34
Deferred income tax provision (benefit)	40	(289)	274
Other-than-temporarily impaired available-for-sale and held-to-maturity securities	—	—	79
Realized gains on securities available for sale	(145)	(129)	(74)
Net change in other assets and liabilities	36	108	(143)
Net change in loans held for sale:
Originations of loans	(3,566)	(3,248)	(4,019)
Sales and collection of loans held for sale	3,755	3,319	4,079
Tax refund anticipation loans:
Originations of loans	—	—	(3,082)
Transfers of loans to HSBC Finance, including premium	—	—	3,086
Net change in trading assets and liabilities	8,900	(2,712)	(4,762)
Lower of amortized cost or fair value adjustments on loans held for sale	38	51	(51)
Mark-to-market (gain) loss on financial instruments designated at fair value and related derivatives	342	(471)	(294)
Cash provided by (used in) operating activities – continuing operations	8,333	(2,280)	(3,614)
Cash provided by operating activities – discontinued operations	34	2,642	2,077
Net cash provided by (used in) operating activities	8,367	362	(1,537)
Cash flows from investing activities
Net change in interest bearing deposits with banks	12,175	(17,252)	11,907
Net change in federal funds sold and securities purchased under agreements to resell	(40)	5,127	(7,190)
Securities available-for-sale:
Purchases of securities available-for-sale	(37,003)	(30,153)	(34,955)
Proceeds from sales of securities available-for-sale	10,547	21,468	13,689
Proceeds from maturities of securities available-for-sale	12,022	3,686	2,783
Securities held-to-maturity:
Purchases of securities held-to-maturity	—	(11)	(2,036)
Proceeds from maturities of securities held-to-maturity	424	568	1,350
Change in loans:
Originations, net of collections	(11,603)	(6,034)	(164)
Loans sold to third parties	186	975	2,166
Net cash used for acquisitions of properties and equipment	(17)	(33)	(96)
Net outflows related to the sale of branches	(10,137)	—	—
Other, net	(48)	(77)	80
Cash used in investing activities – continuing operations	(23,494)	(21,736)	(12,466)
Cash provided by (used in) investing activities – discontinued operations	20,746	(606)	2,832
Net cash used in investing activities	(2,748)	(22,342)	(9,634)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2012	2011	2010
	(in millions)
Cash flows from financing activities
Net change in deposits	(9,174)	18,693	2,145
Debt:
Net change in short-term borrowings	(1,076)	3,449	8,675
Issuance of long-term debt	7,626	6,271	4,322
Repayment of long-term debt	(3,445)	(6,274)	(2,472)
Capital contribution from parent	312	—	—
Debt repayment related to structured note vehicle VIEs	—	—	(210)
Debt issued related to the sale and leaseback of 452 Fifth Avenue property	—	—	309
Repayment of debt related to the sale and leaseback of 452 Fifth Avenue property	(8)	(23)	(26)
Return of capital on preferred shares issued to CT Financial Services, Inc.	—	—	(3)
Other increases (decreases) in capital surplus	(3)	8	(7)
Dividends paid	(73)	(73)	(74)
Cash provided by (used in) financing activities – continuing operations	(5,841)	22,051	12,659
Cash used in financing activities – discontinued operations	(35)	(148)	(2,954)
Net cash provided by (used in) financing activities	(5,876)	21,903	9,705
Net change in cash and due from banks	(257)	(77)	(1,466)
Cash and due from banks at beginning of period(1)	1,616	1,693	3,159
Cash and due from banks at end of period(2)	$1,359	$1,616	$1,693
Supplemental disclosure of cash flow information
Interest paid during the period	$1,085	$1,231	$1,241
Income taxes paid during the period	578	498	32
Supplemental disclosure of non-cash investing activities
Trading securities pending settlement	$40	$28	$(781)
Transfer of loans to held for sale	42	23,755	1,295
Fair value of properties added to real estate owned	60	107	201

(1)	Cash at beginning of period includes $117 million and $1,246 million for discontinued operations as of January 1, 2011 and 2010, respectively.

(2)	Cash at end of period includes $117 million for discontinued operations as of December 31, 2010.

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET

December 31,	2012	2011
	(in millions)
Assets(1)
Cash and due from banks	$1,356	$1,610
Interest bearing deposits with banks	12,718	23,105
Federal funds sold and securities purchased under agreements to resell	3,149	3,109
Trading assets	31,964	37,113
Securities available-for-sale	67,101	52,998
Securities held-to-maturity (fair value of $1.8 billion and $2.3 billion at December 31, 2012 and 2011, respectively)	1,612	2,017
Loans	59,511	52,694
Less – allowance for credit losses	647	743
Loans, net	58,864	51,951
Loans held for sale (includes $465 million and $377 million designated under fair value option at December 31, 2012 and 2011, respectively)	1,018	3,556
Properties and equipment, net	276	458
Intangible assets, net	247	242
Goodwill	1,718	1,638
Other assets	6,736	6,319
Other branch related assets held for sale	—	440
Assets of discontinued operations	—	21,454
Total assets	$186,759	$206,010
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$37,315	$20,588
Interest bearing (includes $8.7 billion and $9.8 billion designated under fair value option at December 31, 2012 and 2011, respectively)	70,680	73,474
Deposits in foreign offices:
Noninterest bearing	1,813	1,912
Interest bearing	18,023	37,873
Deposits held for sale	—	15,144
Total deposits	127,831	148,991
Short-term borrowings	9,916	11,173
Long-term debt (includes $2.6 billion and $2.2 billion designated under fair value option at December 31, 2012 and 2011, respectively	8,279	8,319
Total debt	146,026	168,483
Trading liabilities	16,625	12,576
Interest, taxes and other liabilities	5,286	4,516
Other branch related liabilities held for sale	—	11
Liabilities of discontinued operations	—	911
Total liabilities	167,937	186,497
Shareholders’ equity
Preferred stock	—	—
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,016 and 20,015 shares issued and outstanding at December 31, 2012 and 2011, respectively)	2	2
Additional paid-in capital	16,061	16,063
Retained earnings	1,987	2,817
Accumulated other comprehensive loss	772	631
Total common shareholder’s equity	18,822	19,513
Total shareholders’ equity	18,822	19,513
Total liabilities and shareholders’ equity	$186,759	$206,010

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of December 31, 2012 and 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

Table of Contents

HSBC Bank USA, National Association

December 31,	2012	2011
	(in millions)
Assets
Interest bearing deposits with banks	$216	$108
Other assets	533	520
Total assets	$749	$628
Liabilities
Long-term debt	$92	$55
Interest, taxes and other liabilities	152	166
Liabilities of discontinued operations	—	541
Total liabilities	$244	$762

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	137	18	Fair Value Option	185
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	137	19	Income Taxes	187
3	Discontinued Operations	147	20	Preferred Stock	191
4	Branch Assets and Liabilities Held for Sale	148	21	Accumulated Other Comprehensive Income (Loss)	192
5	Exit from Taxpayer Financial Services Loan Program	149	22	Share-Based Plans	193
6	Trading Assets and Liabilities	149	23	Pension and Other Postretirement Benefits	194
7	Securities	150	24	Related Party Transactions	202
8	Loans	157	25	Business Segments	207
9	Allowance for Credit Losses	169	26	Retained Earnings and Regulatory Capital Requirements	213
10	Loans Held for Sale	172	27	Variable Interest Entities	214
11	Properties and Equipment, Net	173	28	Guarantee Arrangements and Pledged Assets	216
12	Intangible Assets	173	29	Fair Value Measurements	222
13	Goodwill	174	30	Litigation and Regulatory Matters	235
14	Deposits	175	31	Financial Statements of HSBC USA Inc. (Parent)	243
15	Short-Term Borrowings	176
16	Long-Term Debt	177
17	Derivative Financial Instruments	178

1.	Organization

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
Through our subsidiaries, we offer a comprehensive range of personal and commercial banking products and related financial services. HSBC Bank USA, National Association (“HSBC Bank USA”), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 16 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in Europe, Asia, Latin America, and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs.

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
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities, the equity investors lack certain characteristics of a controlling financial interest, or voting rights are not proportionate

HSBC USA Inc.

to the economic interests of equity investors and the entity's activities are conducted primarily on behalf of investors having few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current year presentation. Areas which we consider to be critical accounting estimates and require a high degree of judgment and complexity include allowance for credit losses, goodwill impairment, valuation of financial instruments, derivatives held for hedging, mortgage servicing rights, deferred tax asset valuation allowances and contingent liabilities.
Unless otherwise indicated, information included in these notes to the consolidated financial statements relates to continuing operations for all periods presented. In 2012, we completed the sale of all of our private label cards and substantially all of our credit card receivables to Capital One Financial Corporation. In 2011, we completed the exit of the wholesale banknotes business operated through our U.S. and Asian entities. As a result, these asset groups are reported as discontinued operations. See Note 3, “Discontinued Operations,” for further details.
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
Trading assets and liabilities include precious metals deposited by customers with us in exchange for general claims on our physical unallocated precious metals inventory. We measure this inventory and related claims at fair value using the spot prices of the respective underlying metals and recognized changes in spot prices in trading revenue.
Securities Debt securities that we have the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to yield over the contractual lives of the related securities. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in other revenues (losses) as trading revenues.
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
Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues (losses) as security gains, net. When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. For debt securities that we intend to sell or

HSBC USA Inc.

for which it is more likely than not that we will be required to sell before recovering of its amortized cost basis, the decline in fair value below the security's amortized cost is deemed to be other-than-temporary and we recognize an other-than-temporary impairment loss in earnings equal to the difference between the security's amortized cost and its fair value. We measure impairment loss for equity securities that are deemed other-than-temporarily impaired in the same manner. For a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis, but for which we nonetheless do not expect to recover the entire amortized cost basis of the security, we recognize the portion of the decline in the security's fair value below its amortized cost that represents a credit loss as an other-than-temporary impairment in earnings and the remaining portion of the decline as an other-than-temporary impairment in other comprehensive income. For these debt securities, a new cost basis is established, which reflects the amount of the other-than-temporary impairment loss recognized in earnings.
Loans Loans are stated at amortized cost, which represents the principal amount outstanding, net of unearned income, charge offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. The carrying amount of loans represents their amortized cost reduced by the allowance for credit losses.
Premiums and discounts and purchase accounting fair value adjustments are recognized as adjustments to yield over the expected lives of the related loans. Interest income is recorded based on the interest method.
Troubled debt restructurings are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. Interest on these loans is recognized when collection is reasonably assured. For commercial loans, the resumption of interest accrual generally occurs when the borrower has complied with the new payment terms and conditions for six months while maintaining a debt service coverage ratio greater than one with the loan balances fully collateralized. For consumer loans, interest accruals are resumed when the loan becomes current or becomes less than 90 days delinquent and six months of consecutive payments have been made. Modifications resulting in troubled debt restructurings may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest.
Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. Annual fees on MasterCard/Visa credit card and home equity lines of credit (“HELOC”), net of direct lending costs, are deferred and amortized on a straight-line basis over one year.
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
We also assess the overall adequacy of the allowance for credit losses by considering key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge offs in developing our loss reserve estimates. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible they could change.
For individually assessed commercial loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired.

HSBC USA Inc.

An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and loans designated as troubled debt restructurings. Problem commercial loans are assigned various obligor grades under the allowance for credit losses methodology. In assigning the obligor ratings of a particular loan, among the risk factors considered are the obligor's debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates.
Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. A separate reserve for credit losses associated with off-balance sheet exposures including unfunded lending commitments such as letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. This methodology uses the probability of default from the customer risk rating assigned to each counterparty. The “Loss Given Default” rating assigned to each transaction or facility is based on the collateral securing the transaction and the measure of exposure based on the transaction. Collateral is the primary driver of Loss Given Default. Specifically, the presence of collateral (secured vs. unsecured), the loan-to-value ratio and the quality of the collateral are the primary drivers of Loss Given Default. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type in relation to internal customer credit grading.
Probable incurred losses for pools of homogeneous consumer loans other than troubled debt restructurings are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been restructured, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters.
Provisions for credit losses on commercial and consumer loans for which we have modified the loan terms as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment analysis or in the case of certain commercial loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of TDR Loans as well as for recording impairment. Under this new guidance, we have determined that substantially all consumer loans modified as a result of financial difficulty, including all modifications with trial periods regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. For residential mortgage loans purchased from HSBC Finance, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered a TDR Loan. We believe that multiple or later stage delinquency re-ages or a need for a modification to any of the loan terms other than to provide a market rate of interest provides evidence that the borrower is experiencing financial difficulty. Prior to 2011, substantially all consumer loans that had been granted a modification greater than three months were considered TDR Loans. Modifications may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized when collection is reasonably assured. For consumer loans, once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if a TDR loan subsequently performs in accordance with the new terms and such terms represent current market rates at the time of restructure, such loan will be no longer be reported as a TDR beginning in the year after restructure.
Charge-Off and Nonaccrual Policies and Practices Our charge-off and nonaccrual policies vary by product and are summarized below:

HSBC USA Inc.

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

Auto Finance(2)
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

(1)
Values are determined based upon broker price opinions or appraisals which are updated at least every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional downward adjustments are recorded as necessary.  Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time. In determining the appropriate amounts to charge-off when a property is acquired in exchange for a loan, we do not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral is held because these losses result from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date in accordance with generally accepted accounting principles.

(2)	Substantially all of our Auto Finance loans were sold to Santander Consumer USA in August 2010.

HSBC USA Inc.

Charge-offs involving a bankruptcy for credit card receivables occurs by the end of the month60 days after notification or 180 days contractually delinquent, whichever comes first.
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
Loans Held for Sale With the exception of certain leveraged loans and commercial loans for which the fair value option has been elected, certain residential mortgage whole loans, consumer receivables and commercial loans are classified as held for sale and are accounted for at the lower of cost or fair value. Where available, we measure held-for-sale residential mortgage whole loans based on transaction prices of similar loan portfolios observed in the whole loan market with adjustments made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return. Increases in the valuation allowance utilized to adjust held-for-sale loans to fair value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated statement of income (loss). Receivables are classified as held for sale when management no longer intends, or no longer has the ability, to hold the receivables for the foreseeable future or until maturity or payoff. While receivables are held for sale, the carrying amounts of any unearned income, unamortized deferred fees or costs (on originated receivables), or discounts and premiums (on purchased receivables) are not amortized into earnings.
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

HSBC USA Inc.

Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the term of the lease. The costs of maintenance and repairs are expensed as incurred. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
We use certain derivative financial instruments, including Treasury and Eurodollar futures, options and interest rate swaps, to protect against a decline in the economic value of MSRs. These instruments have not been designated as qualifying hedges and are therefore recorded as trading assets that are marked-to-market through earnings.
Goodwill Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment at a minimum on an annual basis at the reporting unit level using a discounted cash flow methodology. This methodology utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment may be reviewed as of an interim date if circumstances indicate that the carrying amount of a reporting unit is above fair value. The carrying amount of a reporting unit is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the unit's risk-weighted assets a capital charge that is consistent with Basel II requirements. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.
Repossessed Collateral Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or the collateral's fair value less estimated costs to sell and is reported in other assets. Once a property is classified as real estate owned, we do not consider the losses on past sales of foreclosed properties when determining the fair value of any collateral during the period it is held in real estate owned. Any subsequent declines in fair value less estimated costs to sell are recorded through a valuation allowance. Recoveries in fair value less estimated costs to sell are recognized as a reduction of the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.
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
We also accept collateral, primarily as part of various transactions involving security resale agreements. Collateral accepted by us, including collateral that we can sell or repledge, is excluded from our consolidated balance sheet. If we resell the collateral, we recognize the proceeds and a liability to return the collateral.
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
Changes in the fair value of a derivative designated as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Ineffectiveness in the hedging relationship is reflected in current period earnings.

HSBC USA Inc.

Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.
At the inception of each designated qualifying hedge, we formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions, the nature of the hedged risk, and how hedge effectiveness will be assessed and how ineffectiveness will be measured. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. This assessment is conducted using statistical regression analysis.
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
When we determine that: (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is either separated from the host contract (bifurcated), carried at fair value, and designated as a trading instrument or the entire financial instrument is carried at fair value with all changes in fair value recorded to current period earnings. If bifurcation is elected, the consideration for the hybrid financial instrument that is allocated to the bifurcated derivative reduces the consideration that is allocated to the host contract with the difference being recognized over the life of the financial instrument.
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
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the hedging relationship will cease. The hedging instrument will continue to be carried on the balance sheet at fair value.
In the case of a discontinued fair value hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the hedged item will no longer be adjusted for changes in fair value attributable to the hedged risk. The basis adjustment that had previously been recorded to the hedged item during the period from the hedge designation date to the hedge discontinuation date is recognized as an adjustment to the yield of the hedged item over the remaining life of the hedged item.
In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, further changes in fair value of the hedging derivative will no longer be recorded in other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a forecasted transaction where it is probable the forecasted transaction will not occur at the end of the original specified time period, any amounts recorded in accumulated other comprehensive income, are immediately reclassified to current period earnings.
In the case of a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized other comprehensive income balance will be reclassified to current period earnings.
In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the consolidated balance sheet, with changes in its fair value recognized in current period earnings unless redesignated in a qualifying cash flow hedge.
Interest Rate Lock and Purchase Agreements We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase residential

HSBC USA Inc.

mortgage loans through correspondent channels (purchase commitments). Both rate lock and purchase commitments on residential mortgage loans that are classified as held for sale are considered to be derivatives and are recorded at fair value in other assets or other liabilities in the consolidated balance sheet. Changes in fair value are recorded in other income in the consolidated statements of income (loss).
Foreign Currency Translation We have foreign operations in several countries. The accounts of our foreign operations are measured using the local currency as the functional currency, which is primarily the U.S. dollar. To the extent the functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in common shareholder's equity as a component of accumulated other comprehensive income. Foreign currency denominated transactions in other than the local functional currency are translated using the actual or period-average exchange rate with any foreign currency transaction gain or loss recognized currently in income.
Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various stock options, restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to restricted stock rights (“RSRs”) is based upon the fair value of the RSRs on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) of the RSRs. Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period), generally one to five years. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.
Pension and Other Postretirement Benefits We recognize the funded status of the postretirement benefit plans on the consolidated balance sheet. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.
Certain employees are participants in various defined contribution, defined benefit or other non-qualified supplemental retirement plans sponsored by HSBC North America. Our contributions to these plans are charged to current earnings.
We maintain various 401(k) plans covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.
Income Taxes HSBC USA is included in HSBC North America's consolidated federal income tax return and various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated return which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate's percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction's laws and regulations regarding the ordering of utilization. In addition, we file some unconsolidated state tax returns.
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.
Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group in a manner that is systematic, rational and consistent with the broad principles of accounting

HSBC USA Inc.

for income taxes. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.
Further evaluation is performed at the HSBC USA legal entity level to evaluate the need for a valuation allowance where we file separate company state income tax returns. Foreign taxes paid are applied as credits to reduce federal income taxes payable, to the extent that such credits can be utilized.
Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative transactions, purchases of receivables, information technology services, administrative and operational support, and other miscellaneous services.
New Accounting Pronouncements Adopted
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts In October 2010, the FASB issued a new Accounting Standards Update that amended the accounting rules that define which costs associated with acquiring or renewing insurance contracts qualify as deferrable acquisition costs by insurance entities. We adopted the new guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.
Repurchase Agreements In April 2011, the FASB issued a new Accounting Standards Update related to repurchase agreements. The new guidance removed the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the related collateral maintenance guidance from the assessment of effective control. As a result, an entity is no longer required to consider the sufficiency of the collateral exchanged but will evaluate the transferor's contractual rights and obligations to determine whether it maintains effective control over the transferred assets. The new guidance was required to be applied prospectively for all transactions that occurred on or after January 1, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.
Fair Value Measurements and Disclosures In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted the new disclosure requirements effective January 1, 2012. See Note 29, “Fair Value Measurements,” in these consolidated financial statements.
Presentation of Comprehensive Income In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. We adopted the new guidance effective January 1, 2012. See the Consolidated Statement of Comprehensive Income and Note 21, “Accumulated Other Comprehensive Income (Loss),” in these consolidated financial statements.
Goodwill In September 2011, the FASB issued an Accounting Standards Update that simplifies goodwill impairment testing. The new guidance provides entities with the option to first assess goodwill qualitatively to determine whether it is necessary to perform the required two-step quantitative goodwill impairment test. If it is determined that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then the two-step quantitative impairment test would not be required. An entity may, however, choose to bypass the qualitative assessment for any reporting unit in any period and move directly to the two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed after January 1, 2012. We adopted the new guidance but decided not to elect the option to apply a qualitative assessment to our goodwill impairment test in 2012.

HSBC USA Inc.

3.	Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation (“HSBC Finance”), HSBC USA Inc. and other wholly-owned affiliates entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012. The sale included our General Motors (“GM”) and Union Plus (“UP”) credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded cumulative lower of amortized cost or fair value adjustments on these receivables which, beginning in the third quarter of 2011, were classified as held for sale on our balance sheet as a component of assets of discontinued operations totaling $1.0 billion, of which $440 million was recorded in 2012 and $604 million was recorded 2011 and is reflected in net interest income and other revenues in the table below. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA's legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables were included as part of the sale to First Niagara Bank, N.A. and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs have been incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we have entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio.
Because the credit card and private label receivables sold were classified as held for sale prior to disposition and the operations and cash flows from these receivables are eliminated from our ongoing operations post-disposition without any significant continuing involvement, we determined we have met the requirements to report the results of these credit card and private label card receivables being sold as discontinued operations and have included these receivables in Assets of discontinued operations on our balance sheet for all periods presented.
The following summarizes the results of our discontinued credit card operations for the periods presented:

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income and other revenues (1) (2)	$541	$1,936	$2,673
Income from discontinued operations before income tax	315	871	855

(1)
Interest expense was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

(2)	Included in other revenues in the year ended December 31, 2012 and 2011 was $440 million and $604 million, respectively, of lower of amortized cost or fair value adjustments.
The following summarizes the assets and liabilities of our discontinued credit card operations at December 31, 2012 and 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations are considered held for sale in our consolidated balance sheet.

At December 31,	2012	2011
	(in millions)
Loans, net(1)	$—	$21,185
Other assets	—	269
Assets of discontinued operations	$—	$21,454

Deposits in domestic offices – noninterest bearing	$—	$35
Other liabilities	—	876
Liabilities of discontinued operations	$—	$911

(1)	At December 31, 2011, the receivables are carried at the lower of amortized cost or fair value.
Banknotes Business  In June 2010, we decided that the wholesale banknotes business (“Banknotes Business”) within our Global Banking and Markets segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business.

HSBC USA Inc.

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

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income and other revenues	$—	$19	$102
Income from discontinued operations before income tax benefit	—	—	23

At December 31, 2012 and 2011 there were no remaining assets and liabilities of our Banknotes Business reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

4.	Branch Assets and Liabilities Held for Sale

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 non-strategic retail branches, including certain loans, deposits and related branch premises primarily located in upstate New York. The agreement included the transfer of certain deposits and loans, as well as related branch premises, for a premium of 6.67 percent of the deposits, subject to certain agreed-upon adjustments. In 2012, we completed the sale of these branches to First Niagara and recognized an after-tax gain, net of allocated non-deductible goodwill, of $94 million, receiving a premium of $886 million. Included in the sale of the 195 non-strategic retail branches were approximately $13.2 billion in deposits and $2.1 billion in loans. Branch premises were sold for fair value and loans and other transferred assets were sold at their carrying values.
The following summarizes the assets and liabilities classified as held for sale at December 31, 2012 and 2011 in our consolidated balance sheet related to the announced agreement to sell certain retail branches.

At December 31,	2012	2011
	(in millions)
Loans held for sale(1)	$—	$2,495
Other branch assets held for sale:
Properties and equipment, net	—	42
Goodwill allocated to retail branch disposal group	—	398
Total other branch assets held for sale	—	440
Total branch assets held for sale	$—	$2,935

Deposits held for sale	$—	$15,144
Other branch liabilities held for sale	—	11
Total branch liabilities held for sale	$—	$15,155

(1)	Loans held for sale included $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card loans and $161 million in other consumer loans at December 31, 2011.

HSBC USA Inc.

5.	Exit from Taxpayer Financial Services Loan Program

During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of the underwriting process for the Taxpayer Financial Services (“TFS”) loan program. It was determined that, without use of the Debt Indicator, tax refund anticipation loans, which have historically accounted for the substantial majority of the loan production in the TFS loan program, could no longer be offered in a safe and sound manner. As a result, in December 2010, it was determined that we would no longer offer any tax refund anticipation loans or related products going forward, beginning with the 2011 tax season and we exited the TFS loan program. The TFS loan program has not been presented within discontinued operations as its impact is not material to our results of operations.
The following summarizes the operating results of our TFS loan program for the periods presented:

Year Ended December 31,	2012	2011	2010
	(in millions)
Total revenues	$—	$—	$69
Income before income tax expense	—	—	11

6.    Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

At December 31,	2012	2011
	(in millions)
Trading assets:
U.S. Treasury	$2,484	$259
U.S. Government agency	337	14
U.S. Government sponsored enterprises(1)	32	24
Asset backed securities	687	1,032
Corporate and foreign bonds(2)	9,583	11,577
Other securities	36	40
Precious metals	12,332	17,082
Derivatives	10,504	8,772
	$35,995	$38,800
Trading liabilities:
Securities sold, not yet purchased	$207	$343
Payables for precious metals	5,767	6,999
Derivatives	13,846	6,844
	$19,820	$14,186

(1)
Includes mortgage backed securities of $16 million and $10 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $16 million and $14 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2012 and 2011, respectively.

(2)	We did not hold any foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either December 31, 2012 or 2011.
At December 31, 2012 and 2011, the fair value of derivatives included in trading assets has been reduced by $5.1 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2012 and 2011, the fair value of derivatives included in trading liabilities has been reduced by $1.3 billion and $6.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

7.	Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity portfolios are summarized in the following tables.

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$34,800	$566	$(24)	$35,342
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	166	1	(1)	166
Direct agency obligations	4,039	364	(2)	4,401
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,646	674	(6)	16,314
Collateralized mortgage obligations	4,315	156	—	4,471
Direct agency obligations	1	—	—	1
Obligations of U.S. states and political subdivisions	877	37	(2)	912
Asset backed securities collateralized by:
Residential mortgages	1	—	—	1
Commercial mortgages	208	6	—	214
Home equity	310	—	(52)	258
Student loans	—	—	—	—
Other	102	—	(18)	84
Corporate and other domestic debt securities	24	2	—	26
Foreign debt securities(3)(6)	5,385	16	(48)	5,353
Equity securities	167	6	—	173
Total available-for-sale securities	$66,041	$1,828	$(153)	$67,716
Securities held-to-maturity:
U.S. Government sponsored enterprises:(5)
Mortgage-backed securities	$1,121	$148	$—	$1,269
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	66	12	—	78
Collateralized mortgage obligations	277	42	—	319
Obligations of U.S. states and political subdivisions	38	3	—	41
Asset backed securities collateralized by:
Residential mortgages	118	6	—	124
Total held-to-maturity securities	$1,620	$211	$—	$1,831

HSBC USA Inc.

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$18,199	$498	$(121)	$18,576
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	40	1	—	41
Direct agency obligations	2,501	352	—	2,853
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,357	728	(3)	16,082
Collateralized mortgage obligations	6,881	177	(3)	7,055
Direct agency obligations	2	—	—	2
Obligations of U.S. states and political subdivisions	566	35	(1)	600
Asset backed securities collateralized by:
Residential mortgages	6	—	(1)	5
Commercial mortgages	444	9	(2)	451
Home equity	369	—	(99)	270
Student loans	13	—	(1)	12
Other	102	—	(22)	80
Corporate and other domestic debt securities(2)	541	3	—	544
Foreign debt securities(3)(6)	6,640	27	(97)	6,570
Equity securities(4)	130	10	—	140
Total available-for-sale securities	$51,791	$1,840	$(350)	$53,281
Securities held-to-maturity:
U.S. Government sponsored enterprises:(5)
Mortgage-backed securities	$1,421	$195	$—	$1,616
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	79	13	—	92
Collateralized mortgage obligations	308	44	—	352
Obligations of U.S. states and political subdivisions	61	3	—	64
Asset backed securities collateralized by:
Residential mortgages	166	9	(1)	174
Total held-to-maturity securities	$2,035	$264	$(1)	$2,298

(1)
Includes securities at amortized cost of $153 million and $27 million issued or guaranteed by FNMA at December 31, 2012 and 2011, respectively, and $13 million and $13 million issued or guaranteed by FHLMC at December 31, 2012 and 2011, respectively.

(2)	At December 31, 2011 other domestic debt securities included $516 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”).

(3)
At December 31, 2012 and 2011, foreign debt securities consisted of $1.5 billion and $2.7 billion, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(4)	Includes preferred equity securities at amortized cost issued by FNMA of $2 million at December 31, 2011 which reflects cumulative other-than-temporary impairment charges of $173 million.

(5)
Includes securities at amortized cost of $507 million and $591 million issued or guaranteed by FNMA at December 31, 2012 and 2011, respectively, and $614 million and $830 million issued and guaranteed by FHLMC at December 31, 2012 and 2011, respectively.

(6)	We did not hold any foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at December 31, 2012 and 2011.
A summary of gross unrealized losses and related fair values as of December 31, 2012 and 2011 classified as to the length of time the losses have existed follows:

HSBC USA Inc.

	One Year or Less			Greater Than One Year
December 31, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(3)	$3,344	6	$(21)	$587
U.S. Government sponsored enterprises	9	(3)	431	14	—	7
U.S. Government agency issued or guaranteed	18	(6)	1,059	—	—	—
Obligations of U.S. states and political subdivisions	14	(2)	168	1	—	7
Asset backed securities	3	—	20	13	(70)	354
Corporate and other domestic debt securities	—	—	—	—	—	—
Foreign debt securities	—	—	—	9	(48)	3,787
Securities available-for-sale	50	$(14)	$5,022	43	$(139)	$4,742
Securities held-to-maturity:
U.S. Government sponsored enterprises	24	$—	$—	52	$—	$—
U.S. Government agency issued or guaranteed	75	—	—	947	—	2
Obligations of U.S. states and political subdivisions	2	—	1	1	—	—
Asset backed securities	1	—	4	2	—	7
Securities held-to-maturity	102	$—	$5	1,002	$—	$9

	One Year or Less			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	5	$(1)	$4,978	12	$(120)	$2,592
U.S. Government sponsored enterprises	6	—	8	15	—	9
U.S. Government agency issued or guaranteed	14	(6)	833	2	—	4
Obligations of U.S. states and political subdivisions	3	(1)	20	3	—	25
Asset backed securities	2	—	45	22	(125)	387
Corporate and other domestic debt securities	—	—	—	—	—	—
Foreign debt securities	15	(97)	4,223	—	—	—
Securities available-for-sale	45	$(105)	$10,107	54	$(245)	$3,017
Securities held-to-maturity:
U.S. Government sponsored enterprises	47	$—	$—	11	$—	$—
U.S. Government agency issued or guaranteed	629	—	2	463	—	1
Obligations of U.S. states and political subdivisions	2	—	—	4	—	2
Asset backed securities	—	—	—	4	(1)	14
Securities held-to-maturity	678	$—	$2	482	$(1)	$17

HSBC USA Inc.

Net unrealized gains decreased within the available-for-sale portfolio in 2012 primarily due to decreases in interest rates on U.S. Treasury securities since December 31, 2011. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies. During 2012 and 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component and changes in the non-credit portion for 2011 represent a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income.
We do not consider any debt securities to be other-than-temporarily impaired at December 31, 2012 as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss attributable to factors other than credit loss is recognized, net of tax, in other comprehensive income provided we do not intend to sell the underlying debt security and it is more likely than not that we would not have to sell the debt security prior to recovery.
For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses attributed to factors other than credit loss have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 90 percent and 84 percent of total available-for-sale and held-to-maturity securities as of December 31, 2012 and 2011, respectively, our assessment for credit loss was concentrated on private label asset-backed securities and foreign securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy has been slow;

•	The continued uncertainty in the U.S. housing markets with high levels of pending foreclosure volume;

•	A lack of significant traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate although improving remains high compared to historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.
In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

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

HSBC USA Inc.

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
The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at December 31, 2012 and 2011 are as follows:

	Balance as of December 31, 2012
	Amortized Cost	Unrealized Losses for More Than 12 Months	Fair Value
	(in millions)
Available-for-sale:
Asset-backed securities:
Residential mortgages	$—	$—	$—
Commercial mortgages	11	—	11
Home equity loans	311	(52)	259
Student loans	—	—	—
Other	102	(18)	84
Subtotal	424	(70)	354
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	7	—	7
Total	$431	$(70)	$361

	Balance as of December 31, 2011
	Amortized Cost	Unrealized Losses for More Than 12 Months	Fair Value
	(in millions)
Available-for-sale:
Asset-backed securities:
Residential mortgages	$5	$—	$5
Commercial mortgages	23	(2)	21
Home equity loans	369	(100)	269
Student loans	13	(1)	12
Other	102	(22)	80
Subtotal	512	(125)	387
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	15	(1)	14
Total	$527	$(126)	$401
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

HSBC USA Inc.

For 2012 and 2011 there were no other-than-temporary impairment losses recognized related to credit loss. At December 31, 2012 and 2011, there are no remaining non-credit component unrealized loss amounts recognized. The excess of amortized cost over the present value of expected future cash flows recognized during 2010 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $79 million.
The following table summarizes the changes in the credit loss component of other-than-temporarily impaired debt securities which would have been recognized in income.

Year Ended December 31,	2012	2011
	(in millions)
Credit losses at the beginning of the period	$—	$36
Reduction of credit losses previously recognized on sold securities	—	(5)
Reduction of credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	—	(31)
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment may have been recognized in other comprehensive income (loss)	$—	$—
At December 31, 2012, we held 27 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $343 million of the total aggregate fair value of asset-backed securities of $557 million at December 31, 2012. The gross unrealized losses on these monoline securities were $69 million at December 31, 2012. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2012 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $110 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at December 31, 2012.
At December 31, 2011, we held 45 individual asset-backed securities in the available-for-sale portfolio, of which 9 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $349 million of the total aggregate fair value of asset-backed securities of $818 million at December 31, 2011. The gross unrealized losses on these monoline securities were $121 million at December 31, 2011. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2011 and, therefore, we only considered the financial guarantee of monoline insurers on securities with a fair value of $154 million for purposes of evaluating other-than-temporary impairment. One security wrapped by a below investment grade monoline insurance company with an aggregate fair value of less than $1 million was deemed to be other-than-temporarily impaired at December 31, 2011.
As discussed above, certain asset-backed securities have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. As discussed above, we do not consider the value of the monoline wrap of any non-investment grade monoline insurer at December 31, 2012 and 2011. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.
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
The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities.

HSBC USA Inc.

Year Ended December 31,	2012	2011	2010
	(in millions)
Gross realized gains	$260	$276	$177
Gross realized losses	(115)	(147)	(151)
Net realized gains	$145	$129	$26
The following table summarizes realized gains and losses on investment securities transactions attributable to held-to-maturity securities as a result of maturities, calls and mandatory redemptions.

Year Ended December 31,	2012	2011	2010
	(in millions)
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	(31)
Net realized gains (losses)	$—	$—	$(31)
The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2012, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2012, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2012. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$6,505.30%		$22,173.49%		$3,526	2.07%	$2,596	3.04%
U.S. Government sponsored enterprises	—	—	296	2.78	3,053	3.06	856	3.51
U.S. Government agency issued or guaranteed	—	—	6	4.66	92	1.87	19,864	3.06
Obligations of U.S. states and political subdivisions	—	—	45	4.15	414	3.63	418	3.67
Asset backed securities	—	—	1	1.95	11.38		609	2.83
Other domestic debt securities	—	—	—	—	—	—	24	3.90
Foreign debt securities	613	4.15	4,772	1.84	—	—	—	—
Total amortized cost	$7,118.63%		$27,293.76%		$7,096	2.58%	$24,367	3.08%
Total fair value	$7,125		$27,344		$7,689		$25,385
Held-to-maturity:
U.S. Government sponsored enterprises	$1	8.00%	$6	7.75%	$1	7.87%	$1,113	6.16%
U.S. Government agency issued or guaranteed	—	—	1	7.58	3	7.68	339	6.49
Obligations of U.S. states and political subdivisions	3	5.37	15	5.08	9	4.31	11	5.00
Asset backed securities	—	—	—	—	—	—	118	6.27
Total amortized cost	$4	5.82%	$22	5.96%	$13	5.34%	$1,581	6.23%
Total fair value	$4		$23		$14		$1,790

HSBC USA Inc.

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $143 million and $483 million, respectively, were included in other assets at December 31, 2012. Investments in FHLB stock and FRB stock of $133 million and $483 million, respectively, were included in other assets at December 31, 2011.

8.	Loans

Loans consisted of the following:

At December 31,	2012	2011
	(in millions)
Commercial loans:
Construction and other real estate	$8,457	$7,860
Business banking and middle market enterprises	12,608	10,225
Global banking(1)	20,009	12,658
Other commercial	3,076	2,906
Total commercial	44,150	33,649
Consumer loans:
Home equity mortgages	2,324	2,563
Residential mortgages, excluding home equity mortgages	15,371	14,113
Credit cards	815	828
Other consumer	598	714
Total consumer	19,108	18,218
Total loans	$63,258	$51,867

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to select high quality Latin American and other multinational customers managed by HSBC on a global basis.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders’ equity at either December 31, 2012 or 2011.
Net deferred origination costs totaled $30 million and $48 million at December 31, 2012 and 2011, respectively.
At December 31, 2012 and 2011, we had net unamortized premium on our loans of $25 million and $28 million, respectively. We amortized net premiums of $23 million, $35 million and $20 million on our loans in 2012, 2011 and 2010, respectively.
Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at December 31, 2012 and 2011. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

HSBC USA Inc.

	Days Past Due
At December 31, 2012	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$27	$89	$152	$268	$8,189	$8,457
Business banking and middle market enterprises	558	73	70	701	11,907	12,608
Global banking	777	30	8	815	19,194	20,009
Other commercial	37	16	31	84	2,992	3,076
Total commercial	1,399	208	261	1,868	42,282	44,150
Consumer loans:
Home equity mortgages	348	40	82	470	1,854	2,324
Residential mortgages, excluding home equity mortgages	100	493	976	1,569	13,802	15,371
Credit cards	28	14	15	57	758	815
Other consumer	7	5	33	45	553	598
Total consumer	483	552	1,106	2,141	16,967	19,108
Total loans	$1,882	$760	$1,367	$4,009	$59,249	63,258

	Days Past Due
At December 31, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$72	$31	$231	$334	$7,526	$7,860
Business banking and middle market enterprises	615	58	71	744	9,481	10,225
Global banking	898	34	74	1,006	11,652	12,658
Other commercial	350	84	21	455	2,451	2,906
Total commercial	1,935	207	397	2,539	31,110	33,649
Consumer loans:
Home equity mortgages	181	54	89	324	2,239	2,563
Residential mortgages, excluding home equity mortgages	109	526	815	1,450	12,663	14,113
Credit cards	37	20	20	77	751	828
Other consumer	11	6	35	52	662	714
Total consumer	338	606	959	1,903	16,315	18,218
Total loans	$2,273	$813	$1,356	$4,442	$47,425	$51,867

HSBC USA Inc.

Contractual Maturities Contractual maturities of loans were as follows:

	At December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Commercial Loans:
Construction and other real estate	$3,564	$869	$768	$993	$1,041	$1,222	$8,457
Business banking and middle market enterprises	5,108	1,346	1,184	1,559	1,603	1,808	12,608
Global banking	10,025	1,670	1,514	1,743	2,070	2,987	20,009
Other commercial	1,251	327	288	379	390	441	3,076
Consumer Loans:
Home equity mortgages(1)	870	432	265	166	107	484	2,324
Residential mortgages, excluding home equity mortgages	909	361	378	393	402	12,928	15,371
Credit card receivables(2)	—	815	—	—	—	—	815
Other consumer	549	28	13	6	2	—	598
Total	$22,276	$5,848	$4,410	$5,239	$5,615	$19,870	$63,258

(1)	Home equity mortgages maturities reflect estimates based on historical payment patterns.

(2)	As credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2012
	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$2,921	$6,371
Receivables at floating or adjustable rates	18,191	13,499
Total	$21,112	$19,870
Nonaccrual Loans Nonaccrual loans totaled $1.6 billion and $1.8 billion at December 31, 2012 and 2011, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $125 million in 2012 and $117 million in 2011. Interest income that was included in finance and other interest income on these loans was approximately $17 million in 2012 and $19 million in 2011. For an analysis of reserves for credit losses, see Note 9, “Allowance for Credit Losses.”
Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

HSBC USA Inc.

At December 31,	2012	2011
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$104	$103
Other real estate	281	512
Business banking and middle markets enterprises	47	58
Global banking	18	137
Other commercial	13	15
Total commercial	463	825
Consumer:
Residential mortgages, excluding home equity mortgages	1,038	815
Home equity mortgages	86	89
Total residential mortgages(1)(2)	1,124	904
Other consumer loans	5	8
Total consumer loans	1,129	912
Nonaccrual loans held for sale	37	91
Total nonaccruing loans	1,629	1,828
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	—	—
Other real estate	8	1
Business banking and middle market enterprises	28	11
Other commercial	1	2
Total commercial	37	14
Consumer:
Credit card receivables	15	20
Other consumer	28	27
Total consumer loans	43	47
Total accruing loans contractually past due 90 days or more	80	61
Total nonperforming loans	$1,709	$1,889

(1)
Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(2)
In 2012 we reclassified $66 million of residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed to nonaccrual, consistent with recently issued regulatory guidance. Interest income reversed on these loans was not material.

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
During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be reported as a TDR Loan. Under this new guidance, we have determined that substantially all consumer loans modified as a result of a financial difficulty, including all modifications with trial periods regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. For residential

HSBC USA Inc.

mortgage loans purchased from HSBC Finance, we have determined that all re-ages, except first-time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered a TDR Loan. We believe that multiple or later stage delinquency re-ages or a need for a modification to any of the loan terms other than to provide a market rate of interest provides evidence that the borrower is experiencing financial difficulty. Exclusion of these first-time early stage delinquency re-ages from our reported TDR Loans was not material. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and resulted in the reporting of an additional $51 million of residential mortgage loans as TDR Loans at September 30, 2011 with credit loss reserves of $10 million associated with these loans. The incremental loan loss provision recorded for these loans during the third quarter using a discounted cash flow analysis was $7 million. For our HSBC Bank USA credit card portfolio, we reported an additional $1 million of credit card loans as TDR Loans at September 30, 2011 with credit loss reserves of less than $1 million associated with these loans. The incremental loan loss provision recorded for these loans during the third quarter using a discounted cash flow analysis was not material. The TDR Loan balances and related credit loss reserves for consumer loans reported as of December 31, 2010 use our previous definition of TDR Loans and, as such, are not comparable to balances in subsequent periods. The new guidance did not impact our reporting of TDR Loans for commercial loans.
Modifications for consumer and commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans or in the case of certain secured commercial loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR loan beginning in the year after restructuring. During the last three years, approximately $11 million of commercial loans have met the criteria and have been removed from TDR classification.
The following table presents information about receivables which were modified during the twelve months ended December 31, 2012 and 2011 and as a result of this action became classified as TDR Loans.

Year Ended December 31,	2012	2011
	(in millions)
Commercial loans:
Construction and other real estate	$78	$70
Business banking and middle market enterprises	21	5
Total commercial	99	75
Consumer loans:
Residential mortgages	452	235
Credit cards	4	5
Total consumer	456	240
Total	$555	$315
The weighted-average contractual rate reduction for loans which became classified as TDR Loans during the twelve months ended December 31, 2012 and 2011 was 2.60 percent and 1.85 percent, respectively, for consumer loans. Weighted-average contractual rate reduction for commercial loans was not significant in both number of loans and rate.

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

At December 31,	2012	2011
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$343	$342
Business banking and middle market enterprises	86	94
Other commercial	31	37
Total commercial	460	473
Consumer loans:
Residential mortgages (3)(4)	960	608
Credit cards	14	21
Total consumer	974	629
Total TDR Loans(5)	$1,434	$1,102

At December 31,	2012	2011
	(in millions)
Allowance for credit losses for TDR Loans(6):
Commercial loans:
Construction and other real estate	$23	$17
Business banking and middle market enterprises	3	3
Other commercial	—	—
Total commercial	26	20
Consumer loans:
Residential mortgages	109	94
Credit cards	5	7
Total consumer	114	101
Total allowance for credit losses for TDR Loans	$140	$121

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $237 million and $614 million at December 31, 2012 and 2011, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

At December 31,	2012	2011
	(in millions)
Commercial loans:
Construction and other real estate	$398	$393
Business banking and middle market enterprises	137	147
Other commercial	34	40
Total commercial	569	580
Consumer loans:
Residential mortgages	1,118	682
Credit cards	14	20
Total consumer	1,132	702
Total	$1,701	$1,282

HSBC USA Inc.

(3)	Includes $608 million and $303 million at December 31, 2012 and 2011, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)
In 2012, we added $170 million of loans discharged under Chapter 7 bankruptcy and not re-affirmed to our residential mortgage TDR Loan balances, which were written down to the lower of amortized cost or fair value of the collateral less cost to sell consistent with new regulatory guidance issued in the third quarter of 2012.

(5)	Includes balances of $519 million and $331 million at December 31, 2012 and 2011, respectively, which are classified as nonaccrual loans.

(6)	Included in the allowance for credit losses.

Additional information relating to TDR Loans is presented in the table below.

Year Ended December 31,	2012	2011	2010
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$360	$346	$273
Business banking and middle market enterprises	91	89	71
Other commercial	33	44	51
Total commercial	484	479	395
Consumer loans:
Residential mortgages	738	532	305
Credit cards	16	23	23
Auto finance(1)	—	—	28
Total consumer	754	555	356
Total average balance of TDR Loans	$1,238	$1,034	$751
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$8	$9	$3
Business banking and middle market enterprises	—	—	—
Other commercial	4	5	5
Total commercial	12	14	8
Consumer loans:
Residential mortgages	33	20	12
Credit cards	1	1	2
Auto finance(1)	—	—	2
Total consumer	34	21	16
Total interest income recognized on TDR Loans	$46	$35	$24

(1)	In August 2010, we sold auto finance loans with an outstanding principal balance of $1.2 billion at the date of sale, and other related assets to Santander Consumer USA (“SC USA”).
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the twelve months ended December 31, 2012 and 2011:

HSBC USA Inc.

Year ended December 31.	2012	2011
	(in millions)
Commercial loans:
Construction and other real estate	$27	$42
Business banking and middle market enterprises	—	—
Other commercial	—	—
Total commercial	27	42
Consumer loans:
Residential mortgages	86	71
Credit cards	—	4
Total consumer	86	75
Total	$113	$117
Impaired commercial loans  Impaired commercial loan statistics are summarized in the following table:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At December 31, 2012
Construction and other real estate	$192	$305	$497	$86
Business banking and middle market enterprises	57	49	106	10
Global banking	—	18	18	—
Other commercial	1	75	76	—
Total	$250	$447	$697	$96
At December 31, 2011
Construction and other real estate	$391	$342	$733	$114
Business banking and middle market enterprises	68	59	127	12
Global banking	137	—	137	90
Other commercial	1	89	90	—
Total	$597	$490	$1,087	$216

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

At December 31,	2012	2011
	(in millions)
Construction and other real estate	$343	$342
Business banking and middle market enterprises	86	94
Other commercial	31	37
Total	$460	$473

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

HSBC USA Inc.

At December 31,	2012	2011
	(in millions)
Construction and other real estate	$552	$784
Business banking and middle market enterprises	157	180
Global banking	18	137
Other commercial	79	93
Total	$806	$1,194
The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Year Ended December 31,	2012	2011	2010
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$602	$744	$638
Business banking and middle market enterprises	119	151	127
Global banking	86	107	149
Other commercial	86	111	155
Total average balance of impaired commercial loans	$893	$1,113	$1,069
Interest income recognized on impaired commercial loans:
Construction and other real estate	$11	$9	$4
Business banking and middle market enterprises	5	4	2
Global banking	—	1	5
Other commercial	3	3	—
Total interest income recognized on impaired commercial loans	$19	$17	$11
Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At December 31, 2012
Construction and other real estate	$627	$677	$105	$1,409
Business banking and middle market enterprises	369	115	10	494
Global banking	93	50	—	143
Other commercial	36	74	2	112
Total	$1,125	$916	$117	$2,158
At December 31, 2011
Construction and other real estate	$1,009	$990	$186	$2,185
Business banking and middle market enterprises	445	241	12	698
Global banking	45	397	109	551
Other commercial	99	131	—	230
Total	$1,598	$1,759	$307	$3,664

HSBC USA Inc.

Nonperforming  The status of our commercial loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2012
Commercial:
Construction and other real estate	$8,064	$385	$8	$8,457
Business banking and middle market enterprise	12,533	47	28	12,608
Global banking	19,991	18	—	20,009
Other commercial	3,062	13	1	3,076
Total commercial – continuing operations	$43,650	$463	$37	$44,150
At December 31, 2011
Commercial:
Construction and other real estate	$7,244	$615	$1	$7,860
Business banking and middle market enterprise	10,156	58	11	10,225
Global banking	12,521	137	—	12,658
Other commercial	2,889	15	2	2,906
Total commercial – continuing operations	$32,810	$825	$14	$33,649
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At December 31, 2012
Construction and other real estate	$4,727	$3,730	$8,457
Business banking and middle market enterprises	6,012	6,596	12,608
Global banking	16,206	3,803	20,009
Other commercial	1,253	1,823	3,076
Total commercial	$28,198	$15,952	$44,150
At December 31, 2011
Construction and other real estate	$3,133	$4,727	$7,860
Business banking and middle market enterprises	4,612	5,613	10,225
Global banking	9,712	2,946	12,658
Other commercial	843	2,063	2,906
Total commercial	$18,300	$15,349	$33,649

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	December 31, 2012		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,233	7.78%	$1,101	7.19%
Home equity mortgages	75	3.23	99	2.89
Total residential mortgages	1,308	7.20	1,200	6.41
Credit card receivables	21	2.58	28	2.25
Other consumer	30	4.52	30	3.17
Total consumer	$1,359	6.92%	$1,258	6.01%

(1)
At December 31, 2012 and 2011, residential mortgage loan delinquency includes $997 million and $803 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

Nonperforming   The status of our consumer loan portfolio for both continuing and discontinued operations is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2012
Consumer:
Residential mortgage, excluding home equity mortgages	$14,333	$1,038	$—	$15,371
Home equity mortgages	2,238	86	—	2,324
Total residential mortgages (1)	16,571	1,124	—	17,695
Credit card receivables	800	—	15	815
Other consumer	565	5	28	598
Total consumer	$17,936	$1,129	$43	$19,108
At December 31, 2011
Consumer:
Residential mortgage, excluding home equity mortgages	$13,298	$815	$—	$14,113
Home equity mortgages	2,474	89	—	2,563
Total residential mortgages	15,772	904	—	16,676
Credit card receivables	808	—	20	828
Other consumer	679	8	27	714
Total consumer	$17,259	$912	$47	$18,218

(1)
In 2012, we reclassified $66 million of residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed to nonaccrual, consistent with recently issued regulatory guidance. Interest income reversed on these loans was not material.

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

HSBC USA Inc.

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

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at December 31, 2012 and 2011, respectively.

At December 31,	2012	2011
	(in billions)
Residential mortgage loans with high LTV and no mortgage insurance(1)	$.9	$1.1
Interest-only residential mortgage loans	4.0	3.9
ARM loans(2)	10.4	9.9

(1)
Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $20 million and $68 million of subprime residential mortgage loans held for sale at December 31, 2012 and 2011, respectively.

(2)
ARM loan balances above exclude $19 million and $28 million of subprime residential mortgage loans held for sale at December 31, 2012 and 2011, respectively. In 2013 and 2014, approximately $313 million and $356 million, respectively, of the ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude residential mortgage loans held for sale of $472 million and $2,058 million at December 31, 2012 and 2011, respectively.

At December 31,	2012	2011
	(in millions)
Closed end:
First lien	$15,371	$14,113
Second lien	186	237
Revolving:
Second lien	2,138	2,326
Total	$17,695	$16,676

HSBC USA Inc.

Regional exposure at December 31, 2012 for certain loan portfolios is summarized in the following table.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	42.9%	34.5%	56.9%
North Central United States	4.6	6.6	3.7
North Eastern United States	9.8	9.3	12.3
Southern United States	19.9	16.0	13.9
Western United States	22.8	33.3	11.0
Others	—	0.3	2.2
Total	100.0%	100.0%	100.0%

9.    Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

	2012	2011	2010
	(In millions)
Balance at beginning of year	$743	$852	$1,602
Provision for credit losses	293	258	34
Charge-offs	(452)	(386)	(806)
Recoveries	63	65	53
Allowance on loans transferred to held for sale	—	(46)	(33)
Other	—	—	2
Balance at end of year	$647	$743	$852
The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2012, 2011 and 2010:

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2012
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743
Provision charged to income	(33)	48	14	(10)	114	72	67	—	21	293
Charge offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	—	(25)	(452)
Recoveries	19	8	1	7	11	—	11	—	6	63
Net charge offs	(17)	(29)	(104)	6	(96)	(79)	(51)	—	(19)	(389)
Other	—	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$162	$97	$41	$17	$210	$45	$55	$—	$20	$647
Ending balance: collectively evaluated for impairment	$76	$87	$41	$17	$105	$41	$50	$—	$20	$437
Ending balance: individually evaluated for impairment	86	10	—	—	105	4	5	—	—	210
Total allowance for credit losses	$162	$97	$41	$17	$210	$45	$55	$—	$20	$647
Loans:
Collectively evaluated for impairment	$7,960	$12,502	$19,991	$3,000	$13,563	$2,303	$801	$—	$598	$60,718
Individually evaluated for impairment(1)	497	106	18	76	331	21	14	—	—	1,063
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,477	—	—	—	—	1,477
Total loans	$8,457	$12,608	$20,009	$3,076	$15,371	$2,324	$815	$—	$598	$63,258
Year Ended December 31, 2011
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
Provision charged to income	11	(3)	31	(28)	133	49	46	—	19	258
Charge offs	(51)	(53)	—	(6)	(106)	(70)	(71)	—	(29)	(386)
Recoveries	9	12	—	23	5	—	12	—	4	65
Net charge offs	(42)	(41)	—	17	(101)	(70)	(59)	—	(25)	(321)
Allowance on loans transferred to held for sale	—	(10)	(16)	—	(7)	(4)	(6)	—	(3)	(46)
Other	—	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743
Ending balance: collectively evaluated for impairment	$98	$66	$41	$21	$104	$48	$32	$—	$18	$428
Ending balance: individually evaluated for impairment	114	12	90	—	88	4	7	—	—	315
Total allowance for credit losses	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Loans:
Collectively evaluated for impairment	$7,127	$10,098	$12,521	$2,816	$12,817	$2,550	$807	$—	$714	$49,450
Individually evaluated for impairment(1)	733	127	137	90	244	13	21	—	—	1,365
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,052	—	—	—	—	1,052
Total loans	$7,860	$10,225	$12,658	$2,906	$14,113	$2,563	$828	$—	$714	$51,867
Year Ended December 31, 2010
Allowance for credit losses – beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged to income	101	19	(163)	(35)	(14)	13	68	35	10	34
Charge offs	(173)	(88)	(24)	(59)	(170)	(121)	(98)	(37)	(36)	(806)
Recoveries	12	17	2	5	4	—	8	(1)	6	53
Net charge offs	(161)	(71)	(22)	(54)	(166)	(121)	(90)	(38)	(30)	(753)
Allowance on loans transferred to held for sale	—	—	—	—	—	—	—	(33)	—	(33)
Other	—	—	—	2	—	—	—	—	—	2
Allowance for credit losses – end of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
Ending balance: collectively evaluated for impairment	$159	$106	$44	$26	$118	$74	$49	$—	$27	$603
Ending balance: individually evaluated for impairment	84	26	72	6	49	3	9	—	—	249
Total allowance for credit losses	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
Loans:
Collectively evaluated for impairment	$7,473	$7,793	$10,640	$2,970	$12,411	$3,812	$1,223	$—	$1,039	$47,361
Individually evaluated for impairment(1)	755	152	105	115	221	8	27	—	—	1,383
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,065	—	—	—	—	1,065
Total loans	$8,228	$7,945	$10,745	$3,085	$13,697	$3,820	$1,250	$—	$1,039	$49,809

(1)
For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. The loan balance above excludes TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $608 million, $303 million and $173 million at December 31, 2012, 2011 and 2010, respectively.

We historically have estimated probable losses for consumer loans and certain small balance commercial loans which do not qualify as a troubled debt restructure using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these loans collectively evaluated for impairment using a roll rate migration analysis which resulted in less than 12 months of losses in the allowance for credit losses. A loss coverage of 12 months using a roll rate migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed, in the third quarter of 2012 our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice for these loan products. During the fourth quarter of 2012, we extended our loss emergence period to 12 months for U.S. GAAP. As a result, during the fourth quarter of 2012, we increased our allowance for credit losses by approximately $80 million for these loans. We will perform an annual review of our portfolio going forward to assess the period of time utilized in our roll rate migration period.

HSBC USA Inc.

10.	Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2012	2011
	(in millions)
Commercial loans	$481	$965
Consumer loans:
Residential mortgages	472	2,058
Credit cards receivables	—	416
Other consumer	65	231
Total consumer	537	2,705
Total loans held for sale	$1,018	$3,670
Loans held for sale at December 31, 2011 includes $2.5 billion of loans that were subsequently sold as part of our agreement to sell certain branches to First Niagara, including $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans.
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at December 31, 2012 and 2011. The fair value of commercial loans held for sale under this program was $465 million and $377 million at December 31, 2012 and 2011, respectively. We have elected to designate all of the leveraged acquisition finance syndicated loans classified as held for sale at fair value under fair value option. See Note 18, “Fair Value Option,” for additional information.
Commercial loans held for sale also includes commercial real estate loans of $16 million and $55 million at December 31, 2012 and 2011, respectively, which are originated with the intent to sell to government sponsored enterprises.
In addition to the residential mortgage loans sold to First Niagara discussed above, residential mortgage loans held for sale include subprime residential mortgage loans with a fair value of $52 million and $181 million at December 31, 2012 and 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.
In addition to routine sales of loans to government sponsored enterprises upon origination, we sold subprime residential mortgage loans with a carrying amount of $102 million and $229 million in 2012 and 2011, respectively. No such sales occurred in 2010.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at December 31, 2012, we experienced a decrease in the valuation allowance for consumer loans during 2012 due primarily to loan sales. The valuation allowance on consumer loans held for sale was $114 million and $251 million at December 31, 2012 and 2011, respectively.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale attributable to changes in market interest rates. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue (loss) in the consolidated statement of income, was a gain of $4 million during 2012, a loss of $11 million during 2011 and gain of $4 million during 2010.

HSBC USA Inc.

11.	Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table.

At December 31,	2012	2011	Depreciable Life
	(in millions)
Land	$8	$63	—
Buildings and improvements	617	832	10-40 years
Furniture and equipment	137	138	3-30
Total	762	1,033
Accumulated depreciation and amortization	(486)	(575)
Properties and equipment, net	$276	$458
Depreciation and amortization expense totaled $61 million, $77 million and $79 million in 2012, 2011 and 2010, respectively.

12. Intangible Assets

Intangible assets consisted of the following:

At December 31,	2012	2011
	(in millions)
Mortgage servicing rights	$179	$227
Purchased credit card relationships	60	—
Other	8	15
Total other intangible assets	$247	$242
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
Residential mortgage servicing rights  Residential MSRs are initially measured at fair value at the time that the related loans are sold and are remeasured at fair value at each reporting date. Changes in fair value of MSRs are reflected in residential mortgage banking revenue in the period in which the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.
Fair value of residential MSRs is calculated using the following critical assumptions:

At December 31,	2012	2011
Annualized constant prepayment rate (“CPR”)	22.4%	21.4%
Constant discount rate	11.3%	11.3%
Weighted average life	3.4	3.4

HSBC USA Inc.

Residential MSRs activity is summarized in the following table:

Year Ended December 31,	2012	2011
	(in millions)
Fair value of MSRs:
Beginning balance	$220	$394
Additions related to loan sales	24	39
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(15)	(136)
Realization of cash flows	(61)	(77)
Ending balance	$168	$220
Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

At December 31,	2012	2011
	(in millions)
Outstanding principal balances at period end	$32,041	$37,839
Custodial balances maintained and included in noninterest bearing deposits at period end	$810	$838
Servicing fees collected are included in residential mortgage banking revenue (loss) and totaled $87 million, $109 million and $121 million during 2012, 2011 and 2010, respectively.
Commercial mortgage servicing rights  Commercial MSRs, which are accounted for using the lower of amortized cost or fair value method, totaled $11 million and $7 million at December 31, 2012 and 2011, respectively.
Purchased credit card relationships  In March 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara. The remaining $65 million was included in intangible assets and is being amortized over its estimated useful life of ten years
Other Intangible Assets  Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $8 million and $12 million at December 31, 2012 and 2011, respectively, and customer lists of $3 million at December 31, 2011.

13.	Goodwill

Goodwill was $2.2 billion at both December 31, 2012 and 2011, and includes accumulated impairment losses of $54 million. In 2011, $398 million of goodwill was allocated to the branch operations sold to First Niagara and was classified within other branch assets held for sale. See Note 4, “Branch Assets and Liabilities Held for Sale,” for further discussion.
During the fourth quarter of 2012, we performed an interim impairment test of the goodwill associated with all of our reporting units at December 31, 2012. Interim impairment testing for Global Banking and Markets and Global Private Banking was conducted based on the results of our annual impairment testing as of July 1, 2012, which indicated that the fair value of these reporting units was not significantly in excess of carrying value. Interim impairment testing for Retail Banking and Wealth Management and Commercial Banking was performed based on updates to our 5 year forecast. As a result of this testing, the fair value of all of our reporting units continued to exceed their carrying values, including goodwill. At December 31, 2012, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 95 percent of fair value. For the remainder of our reporting units, the book value of each reporting unit including allocated goodwill was 65 percent or less of fair value. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. If significant deterioration in economic or credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, or fair value and book value differences for Global Banking and Markets remain narrow, an interim impairment test will again be required in 2013.

HSBC USA Inc.

14.	Deposits

The aggregate amounts of time deposit accounts (primarily certificates of deposits), each with a minimum of $100,000 included in domestic office deposits, were approximately $7.2 billion and $4.8 billion at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, deposits totaling $8.7 billion and $9.8 billion, respectively, were carried at fair value. The scheduled maturities of all time deposits at December 31, 2012 are summarized in the following table.

	Domestic Offices	Foreign Offices	Total
	(in millions)
2013:
0-90 days	$5,951	$3,049	$9,000
91-180 days	745	170	915
181-365 days	1,091	126	1,217
	7,787	3,345	11,132
2014	1,537	—	1,537
2015	1,205	—	1,205
2016	1,888	12	1,900
2017	1,657	—	1,657
Later years	3,514	—	3,514
	$17,588	$3,357	$20,945
Overdraft deposits, which are classified as loans, were approximately $2.2 billion and $1.2 billion at December 31, 2012 and 2011, respectively.

HSBC USA Inc.

15.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2012		Rate	2011		Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$3			$90
Securities sold under repurchase agreements(1)(2)	6,817		0.15%	7,417		0.22%
Average during year		$6,046	0.19		$11,579	0.28
Maximum month-end balance		11,040			15,088
Commercial paper	5,022		0.27	4,836		0.20
Average during year		4,587	0.26		3,931	0.19
Maximum month-end balance		5,022			6,134
Precious metals	2,326			1,639
Other	765			2,027
Total short-term borrowings	$14,933			$16,009

(1)	Exceeded 30 percent of shareholders’ equity at December 31, 2012 and 2011.

(2)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Quarter end balance	$6,817	$3,238	$3,843	$4,813	$7,417	$12,913	$8,463	$8,807
Average quarterly balance	5,481	5,155	5,394	8,168	11,560	10,913	9,927	13,949
At December 31, 2011, we had a committed unused line of credit from HSBC France of $2.5 billion. The line of credit with HSBC France was terminated effective July 30, 2012. In April 2012, we established a third party back-up line of credit totaling $1.9 billion to replace the unused line of credit with HSBC France and support issuances of commercial paper. In January 2013, the third party back-up line of credit commitment was reduced to zero. At December 31, 2012, we had a committed unused line of credit with HSBC Investments (Bahamas) Limited of $900 million. At December 31, 2012 and 2011, we also had an uncommitted unused line of credit from our immediate parent, HSBC North America Inc. (“HNAI”) of $150 million and, at December 31, 2012, a committed unused line of credit with HSBC of $500 million.
As a member of the New York FHLB, we have a secured borrowing facility that is collateralized by real estate loans and investment securities. At December 31, 2012 and 2011, the facility included $1.0 billion of borrowings included in long-term debt. The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans and securities pledged as collateral with the FHLB, which allows access to borrowings of up to $4.2 billion as of December 31, 2012. See Note 16, “Long-Term Debt,” for further information regarding these borrowings.

HSBC USA Inc.

16.	Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2012 are shown in parentheses.

At December 31,	2012	2011
	(in millions)
Issued by HSBC USA:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2012-2027 (.04% – 2.61%)	$4,730	$2,975
$4 billion Floating Rate Debt due 2013-2016 (.91% – 1.65%)	4,000	4,000
2.375% Senior Notes due 2015	2,257	—
5 year Senior Notes due 2018 (1.625%)	1,500	—
	12,487	6,975
Subordinated debt:
Fixed Rate Subordinated Notes due 2014-2097 (5.00% – 9.50%)	1,320	1,320
Perpetual Floating Rate Capital Notes	—	129
Junior Subordinated Debentures due 2026-2027 (7.75% – 8.38%)	559	868
	1,879	2,317
Total issued by HSBC USA	14,366	9,292
Issued or acquired by HSBC Bank USA and its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Notes due 2012-2040 (.04% – 1.66%)	658	657
4.95% Fixed Rate Senior Notes due 2012	—	25
	658	682
Federal Home Loan Bank of New York advances:
Fixed Rate FHLB advances	—	7
Floating Rate FHLB advance due 2036 (.39%)	1,000	1,000
	1,000	1,007
Precious metal leases due 2012-2014 (1.02%)	54	50
Secured financings with Structured Note Vehicles(1)	63	189
Other	12	18
Total non-subordinated debt	1,787	1,946
Subordinated debt:
4.625% Global Subordinated Notes due 2014	999	998
Other	92	55
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2017-2039 (4.875% – 7.00%)	4,498	4,152
Total subordinated debt	5,589	5,205
Total issued or acquired by HSBC Bank USA and its subsidiaries	7,376	7,151
Obligations under capital leases	3	266
Total long-term debt	$21,745	$16,709

(1)	See Note 27, “Variable Interest Entities,” for additional information.

HSBC USA Inc.

The table excludes $900 million of long-term debt at December 31, 2012 and 2011, due to us from HSBC Bank USA and our subsidiaries. Of this amount, the earliest note is due to mature in 2022 and the latest note is due to mature in 2097.
Foreign currency denominated long-term debt was immaterial at December 31, 2012 and 2011.
At December 31, 2012 and 2011, we have elected fair value option accounting for some of our medium-term floating rate notes and certain subordinated debt. See Note 18, “Fair Value Option,” for further details. At December 31, 2012 and 2011, medium term notes totaling $5.3 billion and $3.4 billion, respectively, were carried at fair value. Subordinated debt of $2.0 billion and $1.7 billion was carried at fair value at December 31, 2012 and 2011.
During the third quarter of 2011, we notified the holders of our outstanding Puttable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we had elected to revoke the obligation to exchange capital securities for the Notes and would redeem the Notes in full. The Notes were redeemed in January 2012.
The Junior Subordinated Debentures due 2026-2032 were issued to and held by three capital funding trusts organized by us. The trusts issued preferred stock collateralized by the debentures which are guaranteed by us. The trusts also issued common stock, all of which is held by us and recorded in other assets. The debentures issued to the capital funding trusts, less the amount of their common stock we hold, qualify as Tier 1 capital at December 31, 2012. Although the capital funding trusts are VIEs, our investment in the common stock does not expose us to risk as it does not require funding from us and therefore, is not considered to be equity at risk. Under proposed Basel III capital requirements, these securities would not qualified as Tier 1 capital beginning in 2013. As we hold no other interests in the capital funding trusts and therefore are not their primary beneficiary, we do not consolidate them. In December 2012, we exercised our option to call $309 million of debentures previously issued by HUSI to HSBC USA Capital Trust VII at the contractual call price of 103.925 percent which resulted in a net loss on extinguishment of approximately $12 million. The Trust used the proceeds to redeem the trust preferred securities previously issued to an affiliate. We subsequently issued one share of common stock to our parent, HNAI for a capital contribution of $312 million.
Maturities of long-term debt at December 31, 2012, including secured financings and conduit facility renewals, were as follows:

(in millions)
2013	$3,355
2014	3,227
2015	3,625
2016	1,275
2017	983
Thereafter	9,280
Total	$21,745

17.	Derivative Financial Instruments

In the normal course of business, the derivative instruments entered into are for trading, market making and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of the following categories: (a) financial instruments held for trading, (b) hedging instruments designated as a qualifying hedge under derivative and hedge accounting principles or (c) a non-qualifying economic hedge. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All freestanding derivatives, including bifurcated embedded derivatives, are stated at fair value. Where we enter into enforceable master netting arrangements with counterparties, the master netting arrangements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.
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
We designate derivative instruments to offset the fair value risk and cash flow risk arising from fixed-rate and floating-rate assets and liabilities as well as forecasted transactions. We assess the hedging relationships, both at the inception of the hedge and on an ongoing basis, using regression approach to determine whether the designated hedging instrument is highly effective in offsetting changes in the fair value or the cash flows attributable to the hedged risk. Accounting principles for qualifying hedges require us to prepare detailed documentation describing the relationship between the hedging instrument and the hedged item, including, but not limited to, the risk management objective, the hedging strategy and the methods to assess and measure the ineffectiveness of the hedging relationship. We discontinue hedge accounting when we determine that the hedge is no longer effective, the hedging

HSBC USA Inc.

instrument is terminated, sold or expired, the designated forecasted transaction is not probable of occurring, or when the designation is removed by us.
In the tables that follow below, the fair value disclosed does not include collateral that we either receive or deposit with our interest rate swap counterparties. Such collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet with the fair value amount recognized for derivative instruments.
Fair Value Hedges  In the normal course of business, we hold fixed-rate loans and securities and issue fixed-rate senior and subordinated debt obligations. The fair value of fixed-rate (USD and non-USD denominated) assets and liabilities fluctuates in response to changes in interest rates or foreign currency exchange rates. We utilize interest rate swaps, forward and futures contracts and foreign currency swaps to minimize the effect on earnings caused by interest rate and foreign currency volatility.
For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $13 million during 2012 compared to net losses of $74 million during 2011 which are reported in other income (loss) in the consolidated statement of income (loss) which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $8 million and increased the carrying amount of our debt by $17 million during 2012 and 2011, respectively. We amortized $12 million and $11 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during 2012 and 2011, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $49 million and $53 million as of December 31, 2012 and 2011, respectively. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying amount of the securities by $130 million during 2012 compared to an increase in the carrying amount of the securities by $1.0 billion during 2011. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $836 million and $1.1 billion as of December 31, 2012 and 2011, respectively.
 The following table presents the fair value of derivative instruments designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2012	2011	Location	2012	2011
				(in millions)
Interest rate contracts	Other assets	$10	$4	Interest, taxes and other liabilities	$875	$1,134

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

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
	(in millions)
Year Ended December 31, 2012
Interest rate contracts/AFS Securities	$(204)	$(235)	$424	$222
Interest rate contracts/commercial loans	—	—	—	—
Interest rate contracts/subordinated debt	14	9	(62)	(8)
Total	$(190)	$(226)	$362	$214
Year Ended December 31, 2011
Interest rate contracts/AFS Securities	$(31)	$(1,762)	$712	$1,694
Interest rate contracts/commercial loans	(22)	2	—	(5)
Interest rate contracts/subordinated debt	50	(13)	(104)	10
Total	$(3)	$(1,773)	$608	$1,699
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of December 31, 2012 and 2011, active cash flow hedge relationships extend or mature through July 2036. During 2012 and 2011, $17 million and $13 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $12 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.
The following table presents the fair value of derivative instruments that are designated and qualify as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2012	2011	Location	2012	2011
	(in millions)
Interest rate contracts	Other assets	$47	$29	Interest, taxes and other liabilities	$236	$248

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

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
	(in millions)
Interest rate contracts	$29	$(265)	Interest income (expense)	$(17)	$(13)	Other income (loss)	$—	$(5)
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
Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income or residential mortgage banking revenue (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of December 31, 2012, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights.
Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.
The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2012	2011	Location	2012	2011
	(in millions)
Interest rate contracts	Trading assets	$70,865	$60,719	Trading liabilities	$70,450	$61,280
Foreign exchange contracts	Trading assets	13,799	15,654	Trading liabilities	13,601	15,413
Equity contracts	Trading assets	1,287	1,165	Trading liabilities	1,291	1,164
Precious metals contracts	Trading assets	791	1,842	Trading liabilities	738	1,248
Credit contracts	Trading assets	7,128	14,388	Trading liabilities	7,347	14,285
Total		$93,870	$93,768		$93,427	$93,390
The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for other purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2012	2011	Location	2012	2011
	(in millions)
Interest rate contracts	Other assets	$901	$957	Interest, taxes and other liabilities	$97	$106
Foreign exchange contracts	Other assets	52	11	Interest, taxes and other liabilities	17	13
Equity contracts	Other assets	472	51	Interest, taxes and other liabilities	126	87
Credit contracts	Other assets	1	2	Interest, taxes and other liabilities	4	8
Total		$1,426	$1,021		$244	$214

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

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
	Recognized in Income on Derivatives	2012	2011
	(in millions)
Interest rate contracts	Trading revenue (loss)	$(29)	$(82)
Interest rate contracts	Residential mortgage banking revenue (loss)	26	119
Foreign exchange contracts	Trading revenue (loss)	649	263
Equity contracts	Trading revenue (loss)	57	128
Precious metals contracts	Trading revenue (loss)	115	114
Credit contracts	Trading revenue (loss)	(790)	(174)
Total		$28	$368
The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the consolidated statement of income (loss).

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
	Recognized in Income on Derivatives	2012	2011
	(in millions)
Interest rate contracts	Other income (loss)	$91	$677
Interest rate contracts	Residential mortgage banking revenue (loss)	4	(11)
Foreign exchange contracts	Other income (loss)	95	38
Equity contracts	Other income (loss)	630	22
Credit contracts	Other income (loss)	1	(2)
Total		$821	$724

HSBC USA Inc.

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2012, is $8.7 billion for which we have posted collateral of $7.9 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2011, is $10.3 billion for which we have posted collateral of $8.5 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 28, “Guarantee Arrangements and Pledged Assets,” for further details.
In the event of a credit downgrade, we currently do not expect HSBC Bank USA’s long-term ratings to go below A2 and A+ or the short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the tables below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$49	$221
P-2	2	4	221

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$—	$45
A-1	29	74	246
We would be required to post $33 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

At December 31,	2012	2011
	(in billions)
Interest rate:
Futures and forwards	$313.9	$320.3
Swaps	2,842.6	2,325.1
Options written	43.3	69.9
Options purchased	44.2	67.3
	3,244.0	2,782.6
Foreign Exchange:
Swaps, futures and forwards	743.7	725.0
Options written	54.9	39.7
Options purchased	55.5	40.4
Spot	56.3	60.1
	910.4	865.2
Commodities, equities and precious metals:
Swaps, futures and forwards	48.1	50.2
Options written	21.0	8.2
Options purchased	21.4	17.1
	90.5	75.5
Credit derivatives	484.9	657.3
Total	$4,729.8	$4,380.6

HSBC USA Inc.

18.	Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). We have elected to apply fair value option accounting to selected financial instruments in most cases to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply fair value option (“FVO”) reporting to commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
Loans  We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of December 31, 2012, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $465 million carried at fair value had an aggregate unpaid principal balance of $486 million. As of December 31, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $377 million carried at fair value had an aggregate unpaid principal balance of $448 million.
These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of December 31, 2012 and 2010, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without meeting the hedge accounting requirements. We measure the fair value of these debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and interest rates.
The fair value of fixed-rate debt accounted for under FVO at December 31, 2012 totaled $2.0 billion and had an aggregate unpaid principal balance of $1.8 billion. The fair value of fixed-rate debt accounted for under FVO at December 31, 2011 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of December 31, 2012, interest bearing deposits in domestic offices included $8.7 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $8.4 billion. As of December 31, 2011, interest bearing deposits in domestic offices included $9.8 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.6 billion. Long-term debt at December 31, 2012 included structured notes of $5.3 billion accounted for under FVO which had an unpaid principal balance of $5.0 billion. Long-term debt at December 31, 2011 included structured notes of $3.4 billion accounted for under FVO which had an unpaid principal balance of $3.5 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
Components of Gain on Instruments at Fair Value and Related Derivatives  Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to interest, credit and other risks as well as the mark-to-market adjustment on derivatives related to the financial instrument designated at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO are as follows:

HSBC USA Inc.

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2012
Interest rate and other components(1)	$3	$13	$(791)	$(775)
Credit risk component	49	(361)	(75)	(387)
Total mark-to-market on financial instruments designated at fair value	52	(348)	(866)	(1,162)
Net realized loss on financial instruments	(1)	—	—	(1)
Mark-to-market on the related derivatives	—	(38)	796	758
Net realized gain on the related long-term debt derivatives	—	63	—	63
Gain (loss) on instruments designated at fair value and related derivatives	$51	$(323)	$(70)	$(342)

Year Ended December 31, 2011
Interest rate and other components(1)	$(5)	$(345)	$(391)	$(741)
Credit risk component	(14)	376	113	475
Total mark-to-market on financial instruments designated at fair value	(19)	31	(278)	(266)
Net realized loss on financial instruments	(1)	—	—	(1)
Mark-to-market on the related derivatives	—	369	305	674
Net realized gain on the related long-term debt derivatives	—	64	—	64
Gain (loss) on instruments designated at fair value and related derivatives	$(20)	$464	$27	$471

Year Ended December 31, 2010
Interest rate and other components(1)	$2	$(99)	$(556)	$(653)
Credit risk component	42	62	41	145
Total mark-to-market on financial instruments designated at fair value	44	(37)	(515)	(508)
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	(3)	199	529	725
Net realized gain on the related long-term debt derivatives	—	77	—	77
Gain (loss) on instruments designated at fair value and related derivatives	$41	$239	$14	$294

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

HSBC USA Inc.

19.	Income Taxes

Total income taxes for continuing operations were as follows.

Year Ended December 31,	2012	2011	2010
	(in millions)
Provision (benefit) for income taxes	$338	$227	$439
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, net	76	552	96
Unrealized gains (losses) on derivatives classified as cash flow hedges	17	(110)	10
Employer accounting for post-retirement plans	5	(3)	(2)
Other-than-temporary impairment	—	1	30
Total	$436	$667	$573
The components of income tax expense (benefit) follow.

Year Ended December 31,	2012	2011	2010
	(in millions)
Current:
Federal	$153	$316	$85
State and local	173	143	33
Foreign	(28)	57	47
Total current	298	516	165
Deferred, primarily federal	40	(289)	274
Total income tax expense (benefit)	$338	$227	$439
The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Year Ended December 31,	2012		2011		2010
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(318)	(35.0)%	$239	35.0%	$506	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	46	5.0	92	13.5	28	1.9
Adjustment of tax rate used to value deferred taxes	(13)	(1.4)	—	—	(84)	(5.8)
Non-deductible expense accrual related to certain regulatory matters(1)	483	53.1	—	—	—	—
Non-deductible goodwill related to branch sale(1)	139	15.3	—	—	—	—
Valuation allowance(2)	—	—	(217)	(31.8)	(26)	(1.8)
Accrual of tax reserves(3)	45	4.9	161	23.6	75	5.2
Impact of foreign operations(4)	51	5.6	63	9.2	56	3.9
Tax exempt interest income	(14)	(1.5)	(10)	(1.5)	(12)	(.8)
Low income housing and other tax credits	(85)	(9.3)	(115)	(16.9)	(111)	(7.7)
Non-taxable income	—	—	(4)	(.6)	(5)	(.3)
Other	4	0.4	18	2.8	12.8
Total income tax expense (benefit)	$338	37.1%	$227	33.3%	$439	30.4%

(1)	For 2012, largely impacted by non-deductible expense related to certain regulatory matters and non-deductible goodwill related to the branches sold to First Niagara.

HSBC USA Inc.

(2)	For 2011, relates to release of valuation allowance previously established on foreign tax credits.

(3)
Tax reserves in 2012, 2011 and 2010, relate to state uncertain tax positions which we no longer believe we meet the more likely than not requirement for recognition. Specifically, the increase in 2011 relates to a state court decision that required us to increase our reserves.

(4)
For 2012, relates to foreign (U.K.) tax expense for which no foreign tax credits are allowed, and for 2011 and 2010, primarily related to an accrued foreign tax expense related to Brazilian withholding taxes reversed in 2010 - 2012.

The components of the net deferred tax position are presented in the following table.

At December 31,	2012	2011
	(in millions)
Deferred tax assets:
Allowance for credit losses	$267	$369
Benefit accruals	120	147
Accrued expenses not currently deductible	247	315
Tax credit carry-forwards	—	145
Interest and discount income	230	74
Future benefit of state reserves	161	140
REMIC losses not currently deductible	188	130
Other	463	482
Total deferred tax assets	1,676	1,802
Less deferred tax liabilities:
Fair value adjustments	10	172
Unrealized gains (losses) on available-for-sale securities	692	606
Mortgage servicing rights	69	85
Total deferred tax liabilities	771	863
Net deferred tax asset	$905	$939
A reconciliation of the beginning and ending amount of unrecognized tax benefits (hereinafter referred to as uncertain tax reserves) is as follows.

	2012	2011	2010
	(in millions)
Balance at January 1,	$416	$210	$88
Additions based on tax positions related to the current year	86	105	62
Reductions based on tax positions related to the current year	(31)	—	—
Additions for tax positions of prior years	32	145	84
Reductions for tax positions of prior years	(15)	(44)	(24)
Reductions related to settlements with taxing authorities	(10)	—	—
Balance at December 31,	$478	$416	$210
The state tax portion of this amount is reflected gross and not reduced by Federal tax effect. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits at December 31, 2012 that, if recognized, would affect the effective income tax rate is $296 million and $276 million at December 31, 2012 and 2011, respectively.
It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to unrecognized tax positions as a component of other operating expenses in the consolidated statement of income. We had accruals for the payment of interest and penalties associated with uncertain tax positions of $159 million and $130 million at December 31, 2012 and 2011, respectively. Our accrual for the payment of interest and penalties associated with uncertain tax positions increased by $29 million and $99 million during 2012 and 2011, respectively.
HSBC North America Consolidated Income Taxes  We are included in HSBC North America's consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the “HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked

HSBC USA Inc.

at the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.
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
Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC's commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets will be utilized.
Currently, it has been determined that the HNAH Group's primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of the net deferred tax assets recorded for the HNAH Group. Such determination is based on HSBC's business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy.
During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provided support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group's U.S. tax liability and the availability of foreign source income. The tax planning strategy included the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire unused and recognition of certain state deferred tax assets.
 Notwithstanding the above, the HNAH Group had valuation allowances against certain state deferred tax assets and certain Federal tax loss carry forwards for which the aforementioned tax planning strategies did not provide appropriate support.
HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the growth of the HSBC North America consolidated deferred tax asset against which the valuation allowance is being recorded.
If future results differ from the HNAH Group's current forecasts or the tax planning strategies were to change, a valuation allowance against some or all of the remaining net deferred tax assets may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for such incremental valuation allowances.
Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.
HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and

HSBC USA Inc.

for tax credits and state net operating losses. Our net deferred tax assets, including both deferred tax liabilities and valuation allowances, totaled $905 million and $939 million as of December 31, 2012 and 2011, respectively.
During the third quarter of 2012, the Internal Revenue Service (“IRS”) Appeals Office closed its review covering the tax periods 2004 and 2005 after the settlement was approved by the Joint Committee of Taxation. There is no resulting impact to our uncertain tax reserves.
The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2013. The IRS began their examination of 2008 and 2009 during the third quarter of 2011, with an anticipated completion in 2013.
We remain subject to state and local income tax examinations for years 2004 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a 2011 state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $288 million (net of federal tax benefit) and related accrued interest expense of $143 million were recorded through the fourth quarter of 2012 to recognize the estimated tax exposure on this matter.
 At December 31, 2012, we had net operating losses carryforwards of $40 million for state tax purposes which expire as follows: $16 million in 2013 - 2017, $2 million in 2023 - 2027, $22 million in 2028 and forward.
At December 31, 2012, we had general business tax credits carryforwards of $1 million for state income tax purposes with no expiration period.

HSBC USA Inc.

20.	Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding.

	Shares Outstanding	Dividend Rate	Amount Outstanding
At December 31,	2012	2012	2012	2011
	(dollars are in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	3.549%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.056	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150
			$1,565	$1,565
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

At December 31,	2012	2011	2010
	(in millions)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$883	$97	$(68)
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $136 million, $605 million and $123 million, respectively	194	862	211
Reclassification adjustment for gains realized in net income, net of tax of $(60) million, $(53) million and $(27) million, respectively	(85)	(76)	(46)
Total other comprehensive income for period	109	786	165
Balance at end of period	992	883	97
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	(1)	(56)
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period, net of tax $21 million in 2010	—	—	38
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $9 million in 2011 and 2010, respectively	—	1	17
Total other comprehensive income (loss) for period	—	1	55
Balance at end of period	—	—	(1)
Unrealized gains (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	(153)	—
Adjustment to initially apply new guidance for consolidation of VIE	—	—	(246)
Balance at beginning of period, as adjusted	—	(153)	(246)
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period	—	11	93
Adjustment to reverse other-than-temporary impairment due to deconsolidation of VIE	—	142	—
Total other comprehensive income for period	—	153	93
Balance at end of period	—	—	(153)
Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance at beginning of period	(229)	(87)	(100)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $10 million, $(115) million and $4 million, respectively	18	(150)	7
Reclassification adjustment for losses realized in net income, net of tax of $7 million, $5 million and $4 million, respectively	10	8	6
Total other comprehensive income (loss) for period	28	(142)	13
Balance at end of period	(201)	(229)	(87)
Pension and postretirement benefit liability:
Balance at beginning of period	(12)	(9)	(4)
Other comprehensive income (loss) for period:
Change in unfunded pension postretirement liability, net of tax of $4 million, $(5) million and $(3) million, respectively	4	(5)	(7)
Amortization of prior service costs and transition obligation included in net income, net of tax $1 million, $2 million and $1 million, respectively	2	2	2
Total other comprehensive (loss) for period	6	(3)	(5)
Balance at end of period	(6)	(12)	(9)
Total accumulated other comprehensive income (loss) at end of period	$785	$642	$(153)

HSBC USA Inc.

22.	Share-Based Plans

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
The following table presents information for the HSBC Sharesave Plan.

At December 31,	2012	2011	2010
	(dollars are in millions)
Sharesave (5 year vesting period):
Total options granted	107,000	59,000	67,000
Fair value per option granted	$1.61	$2.22	$2.76
Total compensation expense recognized	$—	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	.92%	2.17%	2.63%
Expected life (years)	5	5	5
Expected volatility	25%	25%	30%
Sharesave (3 year vesting period):
Total options granted	430,000	209,000	268,000
Fair value per option granted	$1.63	$2.08	$2.57
Total compensation expense recognized	$1	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	.45%	1.19%	1.65%
Expected life (years)	3	3	3
Expected volatility	25%	25%	30%
Sharesave (1 year vesting period):
Total options granted	153,000	173,000	168,000
Fair value per option granted	$1.35	$1.62	$2.00
Total compensation expense recognized	$—	$—	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	.23%	.25%	.47%
Expected life (years)	1	1	1
Expected volatility	25%	25%	30%
Restricted Share Plans  Key employees have been provided awards in the form of restricted share rights (“RSRs”), restricted shares (“RSs”) and restricted share units (“RSUs”) under the HSBC Group Share Plan. These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Currently, share-based awards granted to U.S. employees are granted in the form of RSUs. Annual awards to employees in 2011 and 2010 are subject to three-year time-based graded vesting. Also during 2011, we made a one-time grant of performance-based awards that are subject to performance-based vesting periods ranging from 12 to 30 months. Annual awards to employees in 2009 vest after three years. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for these restricted share plans totaled $34 million in 2012, $54 million in 2011 and $40 million in 2010.

HSBC USA Inc.

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

Year Ended December 31,	2012	2011	2010
	(in millions)
Service cost – benefits earned during the period	$15	$14	$23
Interest cost on projected benefit obligation	67	74	72
Expected return on assets	(91)	(81)	(71)
Amortization of prior service cost (benefit)	(5)	(6)	(5)
Recognized losses	46	38	46
Curtailment benefit recognized	(31)	—	—
Pension expense	$1	$39	$65
Pension expense declined in 2012 due largely to the recognition of a curtailment benefit associated with the decision in the third quarter of 2012 to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013. While participants with existing balances will continue to receive interest credits until the account is distributed, they will no longer accrue benefits beginning in 2013. Also contributing to the decrease in pension expense was higher expected returns on plan assets driven by higher asset levels, including additional contributions to the Plan during 2012 and 2011, as well as lower interest costs as a result of a decrease in the number of active participants in the Plan.
In December 2011, an amendment was made to the Plan effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods. The financial impact is being amortized to pension expense over the remaining life expectancy of the participants.
During the first quarter of 2010, we announced that the Board of Directors of HSBC North America had approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan effective January 1, 2011. This change to the Plan has been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision is being amortized to net periodic pension cost over the future service periods of the affected employees.
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2012	2011	2010
Discount rate	4.60%	5.30%	5.60%
Salary increase assumption	2.75	2.75	2.90
Expected long-term rate of return on Plan assets	7.00	7.25	7.70
Long-term historical rates of return in conjunction with our current outlook of return rates over the term of the pension obligation are considered in determining an appropriate long-term rate of return on Plan assets. In this regard, a “best estimate range” of expected rates of return on Plan assets is established by our actuaries based on a portfolio of passive investments considering asset mix upon which a distribution of compound average returns for such portfolio is calculated over a 20 year horizon. This approach, however, ignores the characteristics and performance of the specific investments the pension plan is invested in, their historical returns and their performance against industry benchmarks. In evaluating the range of potential outcomes, a “best estimate range” is established between the 25th and 75th percentile. In addition to this analysis, we also seek the input of the firm which provides us pension advisory services. This firm performs an analysis similar to that done by our actuaries, but instead uses real investment types and considers historical fund manager performance. In this regard, we also focus on the range of possible outcomes between the 25th and 75th percentile, with a focus on the 50th percentile. The combination of these analyses creates a range of potential long-term rate of return assumptions from which we determine an appropriate rate. Given the Plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable.

HSBC USA Inc.

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
The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. During the past year, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension investment staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension investment staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension investment staff and three members of the investment committee are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. In 2011, the Committee shifted the Plan's target asset allocation to 40 percent equities, 59 percent fixed income securities and 1 percent cash and maintained this mix in 2012. Should interest rates rise faster than currently anticipated by the Committee, a further shift to a higher percentage of fixed income securities may be made.
In order to achieve the return objectives of the Plan, investment diversification is employed to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire portfolio. Diversification is interpreted to include diversification by type, characteristic, and number of investments as well as investment style of investment managers and number of investment managers for a particular investment style. Equity securities are invested in large, mid and small capitalization domestic stocks as well as large and small capitalization international, global and emerging market stocks. Fixed income securities are invested in U.S. Treasuries (including Treasury Inflation Protected Securities), agencies, corporate bonds, and mortgage and other asset backed securities. Without sacrificing returns or increasing risk, the Committee prefers a limited number of investment manager relationships which improves efficiency of administration while providing economies of scale with respect to fees.
An investment consultant is used to provide investment consulting services such as recommendations on the type of funds to be utilized, appropriate fund managers, and the monitoring of the performance of those fund managers. Plan performance is measured against absolute and relative return objectives. Results are reviewed from both a short-term (less than 1 year) and intermediate term (three to five year i.e. a full market cycle) perspective. Separate account fund managers are prohibited from investing in all HSBC Securities, restricted stock (except Rule 144(a) securities which are not prohibited investments), short-sale contracts, non-financial commodities, investments in private companies, leveraged investments and any futures or options (unless used for hedging purposes and approved by the Committee). Commingled account and limited partnership fund managers however are allowed to invest in the preceding to the extent allowed in each of their offering memoranda. As a result of the current low interest rate environment and expectation that interest rates will rise in the future, the Committee mandated the suspension of its previously approved interest rate hedging strategy in June 2009. Outside of the approved interest rate hedging strategy, the use of derivative strategies by investment managers must be explicitly authorized by the Committee. Such derivatives may be used only to hedge an account’s investment risk or to replicate an investment that would otherwise be made directly in the cash market.
The Committee expects total investment performance to exceed the following long-term performance objectives:

•	A long-term return of 6.00 percent;

•
A passive, blended index comprised of 11.5 percent S&P 500, 3 percent Russell 2000, 11.5 percent EAFE, 3 percent S&P/Citigroup Extended Market World Ex-US, 5.5 percent MSCI AC World Free Index, 5.5 percent MSCI Emerging Markets, 51 percent Barclays Long Gov/Credit, 8 percent Barclays Treasury Inflation Protected Securities and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC USA Inc.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2012 are as follows:

Percentage of Plan Assets at December 31, 2012
Domestic Large/Mid-Cap Equity	11.5%
Domestic Small Cap Equity	3.0
International Large Cap Equity	11.5
International Small Cap Equity	3.0
Global Equity	5.5
Emerging Market Equity	5.5
Fixed Income Securities	59.0
Cash or Cash Equivalents	1.0
Total	100.0%
Plan Assets  A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

Year Ended December 31,	2012	2011
	(in millions)
Fair value of net Plan assets at beginning of year	$3,130	$2,564
Cash contributions by HSBC North America	181	357
Actual return on Plan assets	395	393
Benefits paid	(221)	(184)
Fair value of net Plan assets at end of year	$3,485	$3,130
As a result of the capital markets improving since December 2011, as well as the $181 million contribution to the Plan during 2012, the fair value of Plan assets at December 31, 2012 increased approximately 11 percent compared to 2011.
The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements. As a result, during the third quarter of 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions and ensure the Plan’s ability to continue to make lump sum payments to retiring participants. In 2011, we revised the Pension Funding Policy to lower the fourth criteria as listed below to $50 million (from $100 million) to reflect lower expected service costs. Until the Plan is fully funded, the revised Pension Funding Policy requires HSBC North America to annually contribute the greater of:

•	The minimum contribution required under ERISA guidelines;

•	An amount necessary to ensure the adjusted funding target attainment percentage for the Plan Year is equal to or greater than 90 percent;

•	Pension expense for the year as determined under current accounting guidance; or

•
$50 million which approximates the actuarial present value of benefits earned by Plan participants on an annual basis through 2012. Effective January 1, 2013 participants will no longer accrue benefits.

As a result, during 2012 HSBC North America made a contribution to the Plan of $181 million. Additional contributions during 2013 are anticipated.
Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the

HSBC USA Inc.

end of each reporting period. The following table presents the fair values associated with the major categories of Plan assets and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2012 and 2011.

	Fair Value Measurement at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$74	$74	$—	$—
Equity Securities
U.S. Large-cap(1)	378	374	4	—
U.S. Small-cap(2)	109	109	—	—
International Large-cap(3)	401	150	251	—
Global	189	53	136	—
Emerging Market	207	—	207	—
U.S. Treasury	829	829	—	—
U.S. Government agency issued or guaranteed	82	7	75	—
Obligations of U.S. states and political subdivisions	70	—	70	—
Asset-backed securities	44	—	1	43
U.S. corporate debt securities(4)	754	—	752	2
Corporate stocks – preferred	4	4	—	—
Foreign debt securities	211	4	186	21
Other investments	103	—	103	—
Accrued interest	20	6	14	—
Total investments	3,475	1,610	1,799	66
Receivables:
Receivables from sale of investments in process of settlement	89	89	—	—
Derivative financial assets	7	—	7	—
Total receivables	96	89	7	—
Total Assets	3,571	1,699	1,806	66
Liabilities	(86)	(86)	—	—
Total Net Assets	$3,485	$1,613	$1,806	$66

HSBC USA Inc.

	Fair Value Measurement at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$97	$97	$—	$—
Equity Securities
U.S. Large-cap(1)	347	342	5	—
U.S. Small-cap(2)	159	158	1	—
International(3)	282	117	165	—
Global	174	86	88	—
Emerging Market	175	—	175	—
U.S. Treasury	861	861	—	—
U.S. Government agency issued or guaranteed	70	7	63	—
Obligations of U.S. states and political subdivisions	50	—	42	8
Asset-backed securities	37	—	1	36
U.S. corporate debt securities(4)	598	—	598	—
Corporate stocks – preferred	4	3	1	—
Foreign debt securities	169	2	159	8
Other investments	61	—	61	—
Accrued interest	20	7	13	—
Total investments	3,104	1,680	1,372	52
Receivables:
Receivables from sale of investments in process of settlement	28	28	—	—
Derivative financial assets	26	—	26	—
Total receivables	54	28	26	—
Total Assets	3,158	1,708	1,398	52
Liabilities	(28)	(28)	—	—
Total Net Assets	$3,130	$1,680	$1,398	$52

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

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

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.

(5)	This category is comprised completely of interest rate swaps.
The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2012:

	Level 2	Level 3	Total
	(in millions)
AAA to AA(1)	$40	$—	$40
A+ to A-(1)	274	—	274
BBB+ to Unrated(1)	438	2	440
Total	$752	$2	$754

HSBC USA Inc.

(1)
We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Into/Out of Levels 1 and 2 for Plan Assets  There were no significant transfers between Levels 1 and 2 during 2012.
Information on Level 3 Assets and Liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets during 2012 and 2011

		Total Gains and (Losses) Included in							Current Period Unrealized Gains (Losses)
	Jan 1, 2012	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2012
	(in millions)
Obligations of U.S. states and political subdivisions	$8	$—	$—	$—	$(1)	$—	$(7)	$—	$—
Asset-backed securities	36	—	3	9	(5)	—	—	43	4
U.S. corporate debt securities	—	—	—	2	—	—	—	2	—
Foreign debt securities	8	—	(2)	17	—	—	(2)	21	1
Total assets	$52	$—	$1	$28	$(6)	$—	$(9)	$66	$5

		Total Gains and (Losses) Included in							Current Period UnrealizedGains (Losses)
	Jan 1, 2011	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2011
	(in millions)
Obligations of U.S. states and political subdivisions	$—	$—	$—	$2	$—	$6	$—	$8	$1
Asset-backed securities	28	—	—	11	(4)	1	—	36	—
Foreign debt securities	17	—	(2)	—	(7)	—	—	8	—
Total assets	$45	$—	$(2)	$13	$(11)	$7	$—	$52	$1
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

HSBC USA Inc.

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

	2012	2011
	(in millions)
Projected benefit obligation at beginning of year	$3,923	$3,384
Service cost	39	45
Interest cost	168	178
Actuarial losses	465	466
Plan amendments(1)	—	34
Benefits paid	(221)	(184)
Projected benefit obligation at end of year	$4,374	$3,923

(1)
The Plan Amendments relate to the approval in December 2010 effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods and to the approval in the first quarter of 2010 to cease all future benefit accruals for legacy participants under the final average pay formula effective January 1, 2011.

The accumulated benefit obligation for the HSBC North America Pension Plan was $4.4 billion and $3.9 billion at December 31, 2012 and 2011, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.
The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2012	2011	2010
Discount rate	3.95%	4.60%	5.45%
Salary increase assumption	2.75	2.75	2.75

HSBC USA Inc.

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC North America
(in millions)
2013	$183
2014	186
2015	189
2016	193
2017	196
2018-2022	1,031
Defined Contribution Plans  We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $30 million, $32 million and $30 million in 2012, 2011 and 2010, respectively.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was less than $1 million in 2012, 2011 and 2010.
Postretirement Plans Other Than Pensions  Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost included the following components:

Year Ended December 31,	2012	2011	2010
	(in millions)
Service cost – benefits earned during the period	$1	$1	$1
Interest cost	3	4	4
Amortization of transition obligation	2	2	2
Net periodic postretirement benefit cost	$6	$7	$7
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2012	2011	2010
Discount rate	4.25%	4.95%	5.20%
Salary increase assumption	2.75	2.75	2.90
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2012	2011
	(in millions)
Accumulated benefit obligation at beginning of year	$85	$79
Service cost	1	1
Interest cost	3	4
Actuarial losses	(2)	6
Plan curtailments	(8)	—
Benefits paid	(9)	(5)
Accumulated benefit obligation at end of year	$70	$85
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $7 million relating to our postretirement benefit plans in 2013. The funded status of our postretirement benefit plans was a liability of $70 million at December 31, 2012.
Estimated future benefit payments for our postretirement benefit plans are summarized in the following table.

HSBC USA Inc.

(in millions)
2013	$7
2014	7
2015	7
2016	7
2017	7
2018-2022	31
The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2012	2011
Discount rate	3.35%	4.25%
Salary increase assumption	2.75	2.75
For measurement purposes, 7.4 percent (pre-65) and 7.0 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2012. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2027, and remain at that level thereafter.
Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent Increase	One Percent Decrease
	(in millions)
Effect on total of service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	1	(1)

24.	Related Party Transactions

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

At December 31,	2012	2011
	(in millions)
Assets:
Cash and due from banks	$114	$263
Interest bearing deposits with banks	714	1,416
Federal funds sold and securities purchased under agreements to resell	—	228
Trading assets(1)	21,370	22,367
Loans	4,514	858
Other	858	248
Total assets	$27,570	$25,380
Liabilities:
Deposits	$13,863	$18,153
Trading liabilities(1)	23,910	25,298
Short-term borrowings	2,721	2,916
Long-term debt	3,990	3,988
Other	459	451
Total liabilities	$44,943	$50,806

HSBC USA Inc.

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Income/(Expense):
Interest income	$52	$62	$91
Interest expense	(91)	(82)	(44)
Net interest income (loss)	$(39)	$(20)	$47
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance	$76	$68	$45
HSBC Markets (USA) Inc. (“HMUS”)	18	23	13
Other HSBC affiliates	73	73	72
Fees on transfers of refund anticipation loans to HSBC Finance	—	—	4
Other HSBC affiliates income	35	38	22
Total affiliate income	$202	$202	$156
Residential mortgage banking revenue	$3	$17	$11
Support services from HSBC affiliates:
HSBC Finance	$(27)	$(36)	$(101)
HMUS	(303)	(257)	(288)
HSBC Technology & Services (USA) (“HTSU”)	(912)	(967)	(780)
Other HSBC affiliates	(187)	(194)	(117)
Total support services from HSBC affiliates	$(1,429)	$(1,454)	$(1,286)
Stock based compensation expense with HSBC	$(36)	$(56)	$(42)
Transactions Conducted with HSBC Finance Corporation

•
In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchased new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. As discussed in Note 12, “Intangible Assets,” on March 29, 2012 we re-purchased these account relationships from HSBC Finance for $108 million and as a result, we stopped purchasing new originations on these credit card accounts from HSBC Finance. We purchased $492 million of credit card receivables from HSBC Finance during 2012 compared to purchases of credit card receivables of $2.3 billion and $2.4 billion during 2011 and 2010, respectively. HSBC Finance continued to service these loans for us for a fee through April 30, 2012. At December 31, 2011, HSBC Finance was servicing credit card receivables on our behalf of $1.2 billion. Effective with the close of the sale of our General Motors ("GM") and Union Plus ("UP") credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans are now serviced by Capital One for a fee. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. We paid HSBC finance fees for servicing these loans of $7 million during 2012, $15 million during 2011 and $15 million during 2010.

•
In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At December 31, 2012 and 2011, HSBC Finance was servicing $1.2 billion and $1.3 billion of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of $4 million during 2012 compared to $4 million during 2011 and $5 million during 2010.

•
In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. During 2012, 2011 and 2010, we paid $6 million, $7 million and $7

HSBC USA Inc.

million, respectively, for services we received from HSBC Finance and received $3 million, $10 million and $8 million, respectively, for services we provided to HSBC Finance.

•
In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA and subsequently to HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During 2012, 2011 and 2010, we received servicing revenue from HSBC Finance of $58 million, $62 million and $34 million, respectively.

•
Prior to 2011, our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), historically have been the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which is managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD historically processed applications, funded and subsequently transferred a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. Beginning in 2010, we began keeping a portion of these loans on our balance sheet and earn a fee. The loans kept were transferred to HSBC Finance at par only upon reaching a defined delinquency status. We paid HSBC Finance a fee to service the loans we retain on our balance sheet and to assume the credit risk associated with these receivables. During 2010, we received fees of $4 million for the loans we originated and sold to HSBC Finance. Fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $58 million during 2010.

In December 2010, as a result of an Internal Revenue Service decision to stop providing information regarding certain unpaid taxpayer obligations which historically served as a significant part of the underwriting process, it was determined that tax refund anticipation loans could no longer be offered in a safe and sound manner and, therefore, we would no longer offer these loans and other related products going forward. These products have historically had an insignificant impact to our results of operations. See Note 5, “Exit from Taxpayer Financial Services Loan Program,” for further discussion.

•
We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance. This facility was renewed for an additional 364 days in November 2012. Any draws on this credit facility by HSBC Finance require regulatory approval. There were no balances outstanding at December 31, 2012 and 2011.

•
During the fourth quarter of 2011, we extended an unsecured $3.0 billion 364 day uncommitted revolving credit agreement to HSBC Finance which allowed for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase this uncommitted revolving credit agreement to $4.0 billion. As of December 31, 2012, $2.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017 and $1.5 billion maturing in January 2018. As of December 31, 2011, there were no amounts outstanding under this credit agreement.

•	In May 2012, we extended a $2.0 billion 364 day committed revolving credit facility to HSBC Finance. As of December 31, 2012 there were no amounts outstanding under this credit facility.
Transactions Conducted with HSBC Finance Corporation Involving Discontinued Operations  As it relates to our discontinued credit card and private label operations, in January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally, in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement we purchased on a daily basis substantially all new originations from these account relationships from HSBC Finance. Premiums paid for these receivables are amortized to interest income over the estimated life of the receivables purchased and are included as a component of Income from Discontinued Operations. HSBC Finance serviced these credit card loans for us for a fee up until May 2012. Information regarding these loans is summarized in the table below.

HSBC USA Inc.

	Private Label		Credit Card
	Cards	Commercial and Closed End Loans	General Motors	Union Privilege	Other	Total
	(in billions)
Loans serviced by HSBC Finance:
December 31, 2012	$—	$—	$—	$—	$—	$—
December 31, 2011	12.5	0.3	4.1	3.5	0.8	21.2
Total loans purchased on a daily basis from HSBC Finance during:
2012	4.4	—	3.9	1.0	0.6	9.9
2011	15.4	—	13.0	3.2	1.8	33.4
2010	14.6	—	13.5	3.2	1.7	33.0

Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $199 million, $578 million and $615 million during 2012, 2011 and 2010, respectively.
The GM and UP credit card receivables as well as the private label credit card receivables that were purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows were developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party used these projected future cash flows and a discount rate to determine a range of fair values. We used the mid-point of this range as the sales price. If significant information became available that altered the projected future cash flows, an analysis was performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles. With the announcement of the Capital One transaction, an analysis was performed and an adjustment to the fair value rates was made effective August 10, 2011 to reflect the sale of the receivables to a third party during the first half of 2012. The rates continued to be updated as part of our normal semi-annual process until the time the transaction was completed.

•
Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at December 31, 2011. These credit facilities were terminated in April 2012.

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

•
We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.8 billion and $3.3 billion at December 31, 2012 and 2011. At December 31, 2012 and 2011, $310 million and $229 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $4 million in 2012, $6 million in 2011 and $15 million during 2010.

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

HSBC USA Inc.

•
HNAH extended a $1.0 billion senior debt to us in August 2009. This is a five year floating rate debt which matures on August 2014. In addition, in April 2011, we borrowed an additional $3.0 billion from HNAH. This senior debt matures in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The debt bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread. Interest expense on this debt totaled $64 million in 2012, $46 million in 2011 and $17 million in 2010.

•
In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we have periodically purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London, HSBC Brazil, HSBC Chile and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $14 million and $8.5 billion at December 31, 2012 and 2011, respectively.

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	In 2011, we sold our equity interest in Guernsey Joint Venture to HSBC Private Bank (Suisse) SA, resulting in a gain of $53 million.

•	We had a committed unused line of credit with HSBC France of $2.5 billion at December 31, 2011. The facility was terminated effective July 30, 2012.

•	We have committed unused line of credit with HSBC Investment (Bahamas) Limited of $900 million at December 31, 2012.

•	We have committed unused line of credit with HSBC Holdings plc of $500 million at December 31, 2012.

•	We have an uncommitted unused line of credit with HNAI of $150 million at December 31, 2012 and 2011.

•
We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at December 31, 2012 and 2011. At December 31, 2012 and 2011, there were no amounts outstanding under these loans or lines of credit. Interest income on these lines totaled less than $1 million in both 2012 and 2011 and $5 million in 2010.

•
Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At December 31, 2012 and 2011, no ABCP issued by such conduits was held.

•
We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $1,066.5 billion and $887.1 billion at December 31, 2012 and 2011, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $691 million and $423 million at December 31, 2012 and 2011, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

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

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HTSU. Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income (loss). We also receive fees from HTSU for providing them certain administrative services. The fees we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

•
Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 23, “Pension and Other Post retirement Benefits.”

•
Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $36 million in 2012, $56 million in 2011 and $42 million in 2010. As of December 31, 2012, our share of compensation cost related to nonvested stock compensation plans was approximately $42 million, which is expected to be recognized over a weighted-average period of less than one year. A description of these stock compensation plans can be found in Note 22, “Share-based Plans.”

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The

HSBC USA Inc.

expenses related to these services of $23 million in 2012, $25 million in 2011 and $32 million in 2010, are included as a component of Support services from HSBC affiliates in the table above. Through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd. began billing us directly for the services we receive from them.

•	We did not pay any dividends to our parent company, HNAI, on our common stock in 2012, 2011 or 2010.

25.	Business Segments

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
Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis (“IFRSs Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report financial information to our parent, HSBC in accordance with IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.
Net Interest Income
Effective interest rate - The calculation of effective interest rates under IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate to be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.
Deferred loan origination costs and fees - Certain loan fees and incremental direct loan costs, which would not have been incurred but for the origination of loans, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct incremental loan origination costs, including internal costs directly attributable to the origination of loans in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.
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
Derivative interest expense - Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on instruments designated at fair value and related derivatives which is a component of other revenues.
Other Operating Income (Total Other Revenues)
Derivatives - Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to allow up-front recognition of the difference between transaction price and fair value in the consolidated statement of income (loss). Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled.

HSBC USA Inc.

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
Loans held for sale - IFRSs requires loans originated with the intent to sell to be classified as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income related to loans held for sale is reported in trading revenue. Under U.S. GAAP, the income related to loans held for sale is reported similarly to loans held for investment.
For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.
IFRS reclassification of fair value measured financial assets during 2008 - Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39 and are no longer marked to market. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.
Additionally, certain Leverage Acquisition Finance (“LAF”) loans had been classified as trading assets for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.
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
Other-than-temporary impairments - Under U.S. GAAP, a decline in fair value of an available-for-sale debt security below its amortized cost may indicate that the security is other-than-temporarily impaired under certain conditions. IFRSs do not have an “other than temporary” impairment concept. Under IFRSs, a decline in fair value of an available-for-sale debt security below its amortized cost is considered evidence of impairment if the decline can, at least partially, be attributed to an incurred loss event that impacts the estimated future cash flows of the security (i.e., a credit loss event). Thus a security may not be considered impaired if the decline in value is the result of events that do not negatively impact the estimated future cash flows of the security (e.g., an increase in the risk-free interest rate). However, until the entity sells the security, it will have to assess the security for credit losses at each reporting date.
Another difference between U.S. GAAP and IFRSs is the amount of the loss that an entity recognizes in earnings on an impaired (other-than-temporarily impaired for U.S. GAAP) available-for-sale debt security. Under U.S. GAAP, if an entity has decided to sell a debt security whose fair value has declined below its amortized cost, or will be more likely than not required to sell the debt security before it recovers its amortized cost basis, it will recognize an impairment loss in earnings equal to the difference between the debt security's carrying amount and its fair value. If the entity has not decided to sell the debt security and will not be more likely than not required to sell the debt security before it recovers its amortized cost basis, but nonetheless expects that it will not recover the security's amortized cost basis, it will bifurcate the impairment loss into a credit loss component and a non-credit loss component, and recognize the credit loss component in earnings and the non-credit loss component in other comprehensive income. Under IFRSs, the entity recognizes the entire decline in fair value below amortized cost in earnings.
REO expense - Other revenues under IFRSs include losses on sale and the lower of amortized cost or fair value of the collateral less cost to sell adjustments on REO properties which are classified as other expense under U.S. GAAP.
Securities -Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined that these shares have become impaired, the

HSBC USA Inc.

unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.
Loan Impairment Charges (Provision for Credit Losses)
IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectibility of the loans.
As discussed above, under U.S. GAAP, the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.
As previously discussed, in the third quarter of 2011 we adopted new guidance under U.S. GAAP for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate.
For loans collectively evaluated for impairment under US GAAP, bank industry practice which we adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our allowance for credit losses. Under IFRSs, we completed a review in the fourth quarter of 2012 which concluded that the estimated average period of time from current status to write-off for loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in the fourth quarter of 2012.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”). In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
Share-based bonus arrangements - Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.
Property - Under IFRSs, the carrying amount of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the carrying amounts of tangible fixed assets and shareholders' equity are lower under U.S. GAAP than under IFRSs. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRSs for the period. In addition, the sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under U.S. GAAP, such gain is deferred and recognized over the lease term due to our continuing involvement.
Litigation accrual - Under U.S. GAAP, litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.
Assets

HSBC USA Inc.

Customer loans (Loans) - As discussed more fully above under "Other Operating Income (Total Other Revenues) - Loans held for sale," on an IFRSs basis loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP which results in loans generally being reported as held for sale later then under U.S. GAAP.
Precious metals - Precious metals leased or loaned to customers are reclassified from trading precious metals into loans. Precious metal leases or loans are stated at spot price of the underlying precious metals with changes in value arising from changes in spot price recorded in other income. Interests are recorded as interest income in the consolidated statement of income (loss). Under IFRSs, precious metals leased or loaned to customers continue to be part of the precious metal inventory which is stated at fair value. We take into consideration any financing and leasing arrangement in determining the fair value of precious metals.
Derivatives - Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (“ISDA”) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.
Goodwill - IFRSs and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. For IFRSs, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill under IFRSs.
VIEs - The requirements for consolidation of variable interest entities (“VIEs”) under U.S. GAAP are based on both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. As a result, under U.S. GAAP we were determined to be the primary beneficiary of and consolidated a commercial paper conduit effective January 1, 2010. However in the first quarter of 2011, changes involving liquidity asset purchase agreements were made that caused us to no longer be considered the primary beneficiary and this commercial paper conduit was deconsolidated at March 31, 2011. Under IFRSs this conduit was not consolidated.
Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following tables.

HSBC USA Inc.

	IFRS Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
December 31, 2012
Net interest income(1)	$854	$657	$606	$184	$(27)	$(15)	$2,259	$(123)	$22	$2,158
Other operating income	555	683	916	106	(442)	15	1,833	72	17	1,922
Total operating income	1,409	1,340	1,522	290	(469)	—	4,092	(51)	39	4,080
Loan impairment charges(3)	204	4	(1)	(3)	—	—	204	73	16	293
	1,205	1,336	1,523	293	(469)	—	3,888	(124)	23	3,787
Operating expenses(2)	1,301	716	997	232	1,464	—	4,710	(36)	23	4,697
Profit before income tax expense	$(96)	$620	$526	$61	$(1,933)	$—	$(822)	$(88)	$—	$(910)
Balances at end of period:
Total assets	$22,789	$24,127	$208,801	$8,208	$91	$—	$264,016	$(67,543)	$94	$196,567
Total loans, net	16,422	19,754	20,679	5,707	—	—	62,562	3,495	(3,446)	62,611
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	35,406	21,759	43,951	12,141	—	—	113,257	(5,122)	9,536	117,671
December 31, 2011
Net interest income(1)	$1,023	$711	$504	$180	$(83)	$(23)	$2,312	$(41)	$163	$2,434
Other operating income	409	453	969	184	336	23	2,374	6	(114)	2,266
Total operating income	1,432	1,164	1,473	364	253	—	4,686	(35)	49	4,700
Loan impairment charges(3)	247	6	5	(30)	—	—	228	(3)	33	258
	1,185	1,158	1,468	394	253	—	4,458	(32)	16	4,442
Operating expenses(2)	1,653	741	986	261	65	—	3,706	38	16	3,760
Profit before income tax expense	$(468)	$417	$482	$133	$188	$—	$752	$(70)	$—	$682
Balances at end of period:
Total assets	$28,017	$21,669	$213,164	$6,525	$92	$—	$269,467	$(80,526)	$(115)	$188,826
Total loans, net	16,233	16,782	21,390	4,716	—	—	59,121	(4,636)	(3,361)	51,124
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	36,837	21,799	45,061	13,169	—	—	116,866	(4,788)	27,651	139,729
December 31, 2010
Net interest income(1)	$1,077	$704	$638	$184	$(11)	$(30)	$2,562	$(110)	$161	$2,613
Other operating income	277	455	1,010	132	193	30	2,097	82	1	2,180
Total operating income	1,354	1,159	1,648	316	182	—	4,659	(28)	162	4,793
Loan impairment charges(3)	77	115	(180)	(38)	—	—	(26)	30	30	34
	1,277	1,044	1,828	354	182	—	4,685	(58)	132	4,759
Operating expenses(2)	1,371	681	724	242	70	—	3,088	94	132	3,314
Profit before income tax expense	$(94)	$363	$1,104	$112	$112	$—	$1,597	$(152)	$—	$1,445
Balances at end of period:
Total assets	$22,289	$16,470	$177,150	$5,380	$24	$—	$221,313	$(60,049)	$(90)	$161,174
Total loans, net	17,474	14,530	25,443	4,683	—	—	62,130	(1,695)	(11,478)	48,957
Goodwill	876	368	480	326	—	—	2,050	576	—	2,626
Total deposits	48,385	24,481	33,511	11,337	—	—	117,714	(3,725)	6,629	120,618

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

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

HSBC USA Inc.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	(Loss) Income before Income Tax Expense	Total Assets
	(in millions)
December 31, 2012
Unquoted equity securities	$—	$—	$—	$—	$—	$(108)
Reclassification of financial assets	(64)	181	—	—	117	(4)
Securities	—	—	—	(13)	13	(27)
Derivatives	(4)	(5)	—	—	(9)	(67,762)
Loan impairment	(34)	3	73	—	(104)	(66)
Property	(9)	16	—	(21)	28	42
Pension costs	—	—	—	11	(11)	(137)
Purchased loan portfolios	—	—	—	—	—	—
Servicing assets	—	(1)	—	—	(1)	4
Interest recognition	(2)	—	—	—	(2)	(4)
Sale of Cards and Retail Services business	—	(92)	—	—	(92)	—
Other	(10)	(30)	—	(13)	(27)	519
Total	$(123)	$72	$73	$(36)	$(88)	$(67,543)
December 31, 2011
Unquoted equity securities	$—	$—	$—	$—	$—	$(71)
Reclassification of financial assets	(37)	37	—	—	—	187
Securities	—	(18)	—	(7)	(11)	(9)
Derivatives	(4)	(7)	—	—	(11)	(81,262)
Loan impairment	(8)	—	(4)	—	(4)	(28)
Property	(5)	—	—	(27)	22	164
Pension costs	—	—	—	48	(48)	(134)
Purchased loan portfolios	—	—	—	—	—	3
Servicing assets	—	—	—	—	—	4
Interest recognition	2	—	—	—	2	(3)
Sale of Cards and Retail Services business	—	—	—	—	—	—
Other	11	(5)	1	25	(20)	(623)
Total	$(41)	$7	$(3)	$39	$(70)	$(81,772)
December 31, 2010
Unquoted equity securities	$—	$—	$—	$—	$—	$(73)
Reclassification of financial assets	(148)	320	19	—	153	187
Securities	—	(103)	10	—	(113)	(78)
Derivatives	(5)	(7)	—	2	(14)	(63,005)
Loan impairment	(4)	—	—	(1)	(3)	5
Property	(4)	(56)	—	(17)	(43)	199
Pension costs	—	—	—	120	(120)	(120)
Purchased loan portfolios	46	5	35	(1)	17	18
Servicing assets	—	—	—	1	(1)	8
Return of capital	—	3	—	—	3	—
Interest recognition	(5)	—	—	—	(5)	(6)
Gain on sale of auto finance loans	—	(38)	—	—	(38)	—
Other	10	(42)	(34)	(10)	12	2,816
Total	$(110)	$82	$30	$94	$(152)	$(60,049)

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

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

	December 31, 2012				December 31, 2011
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,764	10.00%		19.52%	$21,908	10.00%		18.39%
HSBC Bank USA	21,464	10.00		21.07	22,390	10.00		18.86
Tier 1 capital ratio:
HSBC USA Inc.	14,480	6.00		13.61	15,179	6.00		12.74
HSBC Bank USA	15,482	6.00		15.20	15,996	6.00		13.48
Tier 1 common ratio:
HSBC USA Inc.	12,373	5.00	(2)	11.63	12,773	5.00	(2)	10.72
HSBC Bank USA	15,482	5.00		15.20	15,996	5.00		13.48
Tier 1 leverage ratio:
HSBC USA Inc.	14,480	3.00	(3)	7.70	15,179	3.00	(3)	7.43
HSBC Bank USA	15,482	5.00		8.43	15,996	5.00		7.98
Risk weighted assets:
HSBC USA Inc.	106,395				119,099
HSBC Bank USA	101,865				118,688

(1)
HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized,” as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)
There is no Tier 1 common ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the required minimum Tier 1 common ratio as included in the Federal Reserve Board's final rule regarding capital plans for U.S. bank holding companies with total consolidated assets of $50 billion or more.

(3)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.
We did not receive any cash capital contributions from our immediate parent, HNAI during 2012 or 2011. During 2012 and 2011, we contributed $2 million and $208 million, respectively, primarily to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 24, “Related Party Transactions,” for additional information.
As part of the regulatory approvals with respect to the credit card, private label card and auto financing receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets”, as defined by the Federal Reserve Act. These capital requirements, which required a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that were not part of the transferred portfolios, were applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA's risk-based capital and related ratios. This treatment applied as long as the low-quality assets were owned by an insured bank. During 2011, HSBC Bank USA sold low-quality credit card receivables with a net carrying value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement

HSBC USA Inc.

associated with these assets. Capital ratios and amounts at December 31, 2011 in the table above reflect this reporting. The remaining purchased receivables subject to this requirement were sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012.
Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At December 31, 2012 and 2011, deferred tax assets of $622 million and $363 million, respectively, were excluded in the computation of regulatory capital.

27.	Variable Interest Entities

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients' investment needs, to facilitate clients to access and raise financing from capital markets and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A SPE is a variable interest entity (“VIE”) if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both.
Variable Interest Entities  We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity put options or other liquidity facilities to support the VIE's debt obligations; (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE; (iii) provide a financial guarantee that covers assets held or liabilities issued; (iv) design, organize and structure the transaction; and (v) retain a financial or servicing interest in the VIE.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of December 31, 2012 and 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	December 31, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Interest bearing deposits with banks	$216	$—	$108	$—
Other assets	533	—	520	—
Long term debt	—	92	—	55
Other liabilities	—	152	—	166
Total	$749	$244	$628	$221
Low income housing limited liability partnership  In 2009, all low income housing investments held by us were transferred to a Limited Liability Partnership (“LLP”) in exchange for debt and equity while a third party invested cash for an equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor in other liabilities and the assets of the LLP in other assets on our consolidated balance sheet. The investments held by

HSBC USA Inc.

the LLP represent equity investments in the underlying low income housing partnerships for which the LLP applies equity-method accounting. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.
Unconsolidated VIEs  We also have variable interests in other VIEs that were not consolidated at December 31, 2012 and 2011 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of December 31, 2012 and 2011:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At December 31, 2012
Asset-backed commercial paper conduits	$—	$—	$16,104	$2,212
Structured note vehicles	1,975	154	6,812	2,241
Total	$1,975	$154	$22,916	$4,453
At December 31, 2011
Asset-backed commercial paper conduits	$—	$—	$14,989	$677
Structured note vehicles	1,392	88	6,605	1,793
Total	$1,392	$88	$21,594	$2,470
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Asset-backed commercial paper conduits  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating the customers' access to commercial paper markets.
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $2.2 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles' debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of December 31, 2012, we recorded approximately $140 million of trading assets and $147 million of trading liabilities on our balance

HSBC USA Inc.

sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2011, we recorded approximately $73 million of trading assets and $89 million of trading liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.
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
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 7, “Securities” and Note 29, “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.
Consolidated VIEs of Discontinued Credit Card and Private Label Operations  We have historically utilized entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transferred certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate was the servicer of the assets of these trusts we performed a detailed analysis and determined that we retained the benefits and risks and were the primary beneficiary of the trusts and, as a result, consolidated them. In 2011, in connection with our agreement to sell certain credit card operations to Capital One, all remaining loans in the private label and other credit card receivables VIEs were transferred to a wholly-owned subsidiary of HSBC Bank USA. As of December 31, 2012, there were no remaining balances related to these consolidated VIEs. As of December 31, 2011 the only remaining balance related to these consolidated VIEs which are part of our discontinued credit card operations was $541 million of other liabilities which represents tax related liabilities of these VIEs and are included as a component of liabilities of discontinued operations on our consolidated balance sheet.

28.	Guarantee Arrangements and Pledged Assets

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of December 31, 2012 and 2011. Following the table is a description of the various arrangements.

	December 31, 2012		December 31, 2011
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(76)	$237,548	$(7,759)	$330,395
Financial standby letters of credit, net of participations(2)(3)	—	5,554	—	4,705
Performance (non-financial) guarantees(3)	—	2,878	—	3,088
Liquidity asset purchase agreements(3)	—	2,212	—	677
Total	$(76)	$248,192	$(7,759)	$338,865

HSBC USA Inc.

(1)	Includes $44.2 billion and $45.1 billion of notional issued for the benefit of HSBC affiliates at December 31, 2012 and 2011, respectively.

(2)	Includes $808 million and $707 million issued for the benefit of HSBC affiliates at December 31, 2012 and 2011, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(76)	$237,548	$(7,759)	$330,395
Buy-protection credit derivative positions	120	247,384	8,131	326,882
Net position(1)	$44	$(9,836)	$372	$3,513

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.6 billion and $2.9 billion, respectively. As of December 31, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.7 billion and $3.1 billion, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $46 million and $44 million at December 31, 2012 and 2011, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $22 million at December 31, 2012 and 2011, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of December 31, 2012 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.5	$126,628	$36,166	$162,794
Structured CDS	1.9	31,540	3,386	34,926
Index credit derivatives	3.4	23,741	536	24,277
Total return swaps	6.7	11,409	4,142	15,551
Subtotal		193,318	44,230	237,548
Standby Letters of Credit(2)	1.3	7,135	1,297	8,432
Total		$200,453	$45,527	$245,980

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)
External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

Our internal groupings are determined based on HSBC's risk rating systems and processes which assign a credit grade based on a scale which ranks the risk of default of a customer. The groupings are determined and used for managing risk and determining level of credit exposure appetite based on the customer's operating performance, liquidity, capital structure and debt service ability. In addition, we also incorporate subjective judgments into the risk rating process concerning such things as industry trends, comparison of performance to industry peers and perceived quality of management. We compare our internal risk ratings to outside external rating agency benchmarks, where possible, at the time of formal review and regularly monitor whether our risk ratings are comparable to the external ratings benchmark data.
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

HSBC USA Inc.

To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $15.1 billion and $19.3 billion at December 31, 2012 and 2011, respectively, including $9.6 billion and $12.1 billion, respectively, of loans sourced from our legacy broker channel.
The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage at December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Pre- 2004	$7	$5	$14
2004	21	13	31
2005	28	24	24
2006	80	56	41
2007	209	146	161
2008	123	98	112
Post 2008	18	68	34
Total repurchase demands received(1)	$486	$410	$417

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $393 million, $300 million and $339 million at December 2012, 2011 and 2010, respectively.
The following table provides information about outstanding repurchase demands received from GSEs and other third parties at December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
GSEs	$86	$77	$92
Others	3	25	23
Total(1)	$89	$102	$115

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $65 million, $87 million and $87 million at December 31, 2012, 2011 and 2010, respectively.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•
The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during 2012, 2011 and 2010 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	2012	2011	2010
	(in millions)
Balance at beginning of period	$237	$262	$66
Increase in liability recorded through earnings	134	92	341
Realized losses	(152)	(117)	(145)
Balance at end of period	$219	$237	$262

HSBC USA Inc.

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $219 million at December 31, 2012 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between $0 and $225 million at December 31, 2012. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:
Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2012 and 2011, we have issued $2.2 billion and $677 million, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 27, “Variable Interest Entities,” for further information.
Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $2.0 billion into the escrow account and we reduced our liability by $9 million. At December 31, 2012 and 2011, there was no liability recorded.
Clearinghouses and exchanges  We are a member of various exchanges and clearinghouses that trade and clear securities and/or futures contracts. As a member, we may be required to pay a proportionate share of the financial obligations of another member who defaults on its obligations to the exchange or the clearinghouse. Our guarantee obligations would arise only if the exchange or clearinghouse had exhausted its resources. Any potential contingent liability under these membership agreements cannot be estimated. Under Dodd-Frank, members of a clearinghouse may be required to contribute to a guaranty fund to backstop members' obligations to the clearinghouse.
Pledged Assets  The following table presents pledged assets included in the consolidated balance sheet.

At December 31,	2012	2011
	(in millions)
Interest bearing deposits with banks	$673	$4,426
Trading assets(1)	2,346	1,640
Securities available- for-sale(2)	21,574	23,347
Securities held-to-maturity	456	476
Loans(3)	2,142	2,113
Other assets(4)	2,265	3,688
Total	$29,456	$35,690

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

HSBC USA Inc.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $6.5 billion and $14.0 billion at December 31, 2012 and 2011, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $5.7 billion and $11.2 billion at December 31, 2012 and 2011, respectively. This collateral was obtained under security resale agreements. Of this collateral, $1.3 billion and $6.5 billion has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2012 and 2011, respectively.
Lease Obligations  We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $147 million in 2012, $148 million in 2011 and $144 million in 2010.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2013	$154	$(4)	$150
2014	146	(4)	142
2015	133	(3)	130
2016	111	(3)	108
2017	96	(1)	95
Thereafter	260	(4)	256
Net minimum lease commitments	$900	$(19)	$881
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard, we began acquiring residential mortgage loans beginning in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. While certain of these originators are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations, we do not believe we have significant exposure for repurchases on these loans.

HSBC USA Inc.

29.	Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value that focuses on the exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the “highest and best use” valuation premise. Amendments to the fair value measurement guidance, which became effective in 2012 clarifies that financial instruments do not have alternative uses and, as such, the fair value of financial instruments should be determined using an “in-exchange” valuation premise. However, the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risks and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We elected to apply the measurement exception to a group of derivative instruments with offsetting credit risks and market risks, which primarily relate to interest rate, foreign currency, debt and equity price risk, and commodity price risk as of the reporting date.
Fair Value Adjustments  The best evidence of fair value is quoted market price in an actively traded market, where available. In the event listed price or market quotes are not available, valuation techniques that incorporate relevant transaction data and market parameters reflecting the attributes of the asset or liability under consideration are applied. Where applicable, fair value adjustments are made to ensure the financial instruments are appropriately recorded at fair value. The fair value adjustments reflect the risks associated with the products, contractual terms of the transactions, and the liquidity of the markets in which the transactions occur. The fair value adjustments are broadly categorized by the following major types:
Credit risk adjustment - The credit risk adjustment is an adjustment to a group of financial assets and financial liabilities, predominantly derivative assets and derivative liabilities, to reflect the credit quality of the parties to the transaction in arriving at fair value. A credit valuation adjustment to a financial asset is required to reflect the default risk of the counterparty. A debit valuation adjustment to a financial liability is recorded to reflect the default risk of HSBC USA.
For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We estimate the implied probability of default based on the counterparty's credit spread observed in the credit default swap market. Where credit default spreads of the counterparty is not available, we use the credit default spread of specific proxy (e.g. the credit default swap spread of the counterparty's parent). Where specific proxy credit default swaps are not available, we apply a blended approach based on a mixture of proxy credit default swap referencing to credit names of similar credit standing in the same industry sector and the historical rating-based probability of default.
During 2012, we changed our estimate of credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation, consistent with recent changes in industry practice. This change resulted in a reduction to trading revenue of $47 million.
Liquidity risk adjustment - The liquidity risk adjustment (primarily in the form of bid-offer adjustment) reflects the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the position. Valuation models generally produce mid market values. The bid-offer adjustment is made in such a way that results in a measure that reflects the exit price that most represents the fair value of the financial asset of financial liability under consideration or, where applicable, the fair value of the net market risk exposure of a group of financial assets or financial liabilities.

HSBC USA Inc.

Model valuation adjustment - Where fair value measurements are determined using internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error. In addition, the values derived from valuation techniques are affected by the choice of valuation model and model limitation. When different valuation techniques are available, the choice of valuation model can be subjective. Furthermore, the valuation model applied may have measurement limitations. In those cases, an additional valuation adjustment is also applied to mitigate the measurement risk.
Fair Value Hierarchy  The Fair Value Framework establishes a three-tiered fair value hierarchy as follows:
Level 1 quoted market price - Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 valuation technique using observable inputs - Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and measurements determined using valuation models where all significant inputs are observable, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 valuation technique with significant unobservable inputs - Level 3 inputs are unobservable inputs for the asset or liability and include situations where fair values are measured using valuation techniques based on one or more significant unobservable input.
Classification within the fair value hierarchy is based on whether the lowest hierarchical level input that is significant to the fair value measurement is observable. As such, the classification within the fair value hierarchy is dynamic and can be transferred to other hierarchy levels in each reporting period. Transfers between leveling categories are assessed, determined and recognized at the end of each reporting period.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2012 and 2011.

HSBC USA Inc.

	December 31, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
	(in millions)
Financial assets:
Short-term financial assets	$15,074	$15,074	$1,359	$13,279	$436	$27,534	$27,534
Federal funds sold and securities purchased under resale agreements	3,149	3,149	—	3,149	—	3,109	3,104
Non-derivative trading assets	25,491	25,491	2,484	20,061	2,946	30,028	30,028
Derivatives	11,986	11,986	30	11,785	171	9,826	9,826
Securities	69,336	69,547	43,421	26,126	—	55,316	55,579
Commercial loans, net of allowance for credit losses	43,833	45,153	—	—	45,153	33,207	33,535
Commercial loans designated under fair value option and held for sale	465	465	—	465	—	377	377
Commercial loans held for sale	16	16	—	16	—	588	588
Consumer loans, net of allowance for credit losses	18,778	15,173	—	—	15,173	17,917	14,301
Consumer loans held for sale:
Residential mortgages	472	485	—	—	485	2,058	2,071
Credit cards	—	—	—	—	—	416	416
Other consumer	65	65	—	—	65	231	231
Financial liabilities:
Short-term financial liabilities	$15,421	$15,421	$—	$15,421	$—	$18,497	$18,497
Deposits:
Without fixed maturities	104,414	104,414	—	104,414	—	123,720	122,710
Fixed maturities	4,565	4,574	—	4,574	—	6,210	6,232
Deposits designated under fair value option	8,692	8,692	—	6,056	2,636	9,799	9,799
Non-derivative trading liabilities	5,974	5,974	207	5,767	—	7,342	7,342
Derivatives	15,202	15,202	21	15,054	127	8,440	8,440
Long-term debt	14,465	15,163	—	15,163	—	11,666	11,653
Long-term debt designated under fair value option	7,280	7,280	—	6,851	429	5,043	5,043
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2012 and 2011 reflect these market conditions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,484	$369	$—	$2,853	$—	$2,853
Collateralized debt obligations	—	—	466	466	—	466
Asset-backed securities:
Residential mortgages	—	221	—	221	—	221
Corporate and other domestic debt securities	—	1,035	1,861	2,896	—	2,896
Debt Securities issued by foreign entities:
Corporate	—	468	299	767	—	767
Government	—	5,609	311	5,920	—	5,920
Equity securities	—	27	9	36	—	36
Precious metals trading	—	12,332	—	12,332	—	12,332
Derivatives(2):
Interest rate contracts	98	71,717	8	71,823	—	71,823
Foreign exchange contracts	4	13,831	16	13,851	—	13,851
Equity contracts	—	1,593	166	1,759	—	1,759
Precious metals contracts	135	649	7	791	—	791
Credit contracts	—	5,961	1,168	7,129	—	7,129
Other contracts	—	—	—	—	—	—
Derivatives netting	—	—	—	—	(83,367)	(83,367)
Total derivatives	237	93,751	1,365	95,353	(83,367)	11,986
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	43,379	17,316	—	60,695	—	60,695
Obligations of U.S. states and political subdivisions	—	912	—	912	—	912
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	214	—	214	—	214
Home equity	—	258	—	258	—	258
Student loans	—	—	—	—	—	—
Other	—	84	—	84	—	84
Corporate and other domestic debt securities	—	26	—	26	—	26
Debt Securities issued by foreign entities:
Corporate	—	831	—	831	—	831
Government-backed	42	4,480	—	4,522	—	4,522
Equity securities	—	173	—	173	—	173
Loans(3)	—	465	—	465	—	465
Mortgage servicing rights(4)	—	—	168	168	—	168
Total assets	$46,142	$138,572	$4,479	$189,193	$(83,367)	$105,826
Liabilities:
Deposits in domestic offices(5)	$—	$6,056	$2,636	$8,692	$—	$8,692
Trading liabilities, excluding derivatives	207	5,767	—	5,974	—	5,974
Derivatives(2):
Interest rate contracts	90	71,567	1	71,658	—	71,658
Foreign exchange contracts	25	13,582	11	13,618	—	13,618
Equity contracts	—	1,244	173	1,417	—	1,417
Precious metals contracts	19	712	7	738	—	738
Credit contracts	—	6,754	597	7,351	—	7,351
Derivatives netting	—	—	—	—	(79,580)	(79,580)
Total derivatives	134	93,859	789	94,782	(79,580)	15,202
Long-term debt(6)	—	6,851	429	7,280	—	7,280
Total liabilities	$341	$112,533	$3,854	$116,728	$(79,580)	$37,148

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$259	$38	$—	$297	$—	$297
Collateralized debt obligations	—	52	703	755	—	755
Asset-backed securities:
Residential mortgages	—	274	—	274	—	274
Home equity	—	1	—	1	—	1
Student loans	—	2	—	2	—	2
Corporate and other domestic debt securities	—	226	1,679	1,905	—	1,905
Debt Securities issued by foreign entities:
Corporate	—	1,958	253	2,211	—	2,211
Government	—	7,461	—	7,461	—	7,461
Equity securities	—	27	13	40	—	40
Precious metals trading	—	17,082	—	17,082	—	17,082
Derivatives(2):
Interest rate contracts	135	61,565	9	61,709	—	61,709
Foreign exchange contracts	4	15,440	221	15,665	—	15,665
Equity contracts	—	1,047	169	1,216	—	1,216
Precious metals contracts	171	1,641	30	1,842	—	1,842
Credit contracts	—	12,297	2,093	14,390	—	14,390
Other contracts	—	—	—	—	—	—
Derivatives netting	—	—	—	—	(84,996)	(84,996)
Total derivatives	310	91,990	2,522	94,822	(84,996)	9,826
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,467	22,142	—	44,609	—	44,609
Obligations of U.S. states and political subdivisions	—	600	—	600	—	600
Asset-backed securities:
Residential mortgages	—	5	—	5	—	5
Commercial mortgages	—	451	—	451	—	451
Home equity	—	270	—	270	—	270
Student loans	—	12	—	12	—	12
Other	—	80	—	80	—	80
Corporate and other domestic debt securities	—	544	—	544	—	544
Debt Securities issued by foreign entities:
Corporate	—	1,235	—	1,235	—	1,235
Government-backed	40	5,295	—	5,335	—	5,335
Equity securities	—	140	—	140	—	140
Loans(3)	—	367	11	378	—	378
Mortgage servicing rights(4)	—	—	220	220	—	220
Total assets	$23,076	$150,252	$5,401	$178,729	$(84,996)	$93,733
Liabilities:
Deposits in domestic offices(5)	$—	$6,932	$2,867	$9,799	$—	$9,799
Trading liabilities, excluding derivatives	321	7,021	—	7,342	—	7,342
Derivatives(2):
Interest rate contracts	66	62,702	—	62,768	—	62,768
Foreign exchange contracts	13	15,191	222	15,426	—	15,426
Equity contracts	—	999	252	1,251	—	1,251
Precious metals contracts	32	1,186	30	1,248	—	1,248
Credit contracts	—	13,553	740	14,293	—	14,293
Derivatives netting	—	—	—	—	(86,546)	(86,546)
Total derivatives	111	93,631	1,244	94,986	(86,546)	8,440
Long-term debt(6)	—	4,957	86	5,043	—	5,043
Total liabilities	$432	$112,541	$4,197	$117,170	$(86,546)	$30,624

HSBC USA Inc.

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $10.5 billion and $8.8 billion and trading derivative liabilities of $13.8 billion and $6.8 billion as of December 31, 2012 and 2011, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)
Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 10, “Loans Held for Sale,” for further information.

(4)	See Note 12, “Intangible Assets,” for additional information.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.
Transfers between leveling categories are recognized at the end of each reporting period.
Significant transfers between Levels 1 and 2  There were no significant transfers between Levels 1 and 2 during 2012 and 2011.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during year ended December 31, 2012 and 2011. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan 1, 2012	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$130	$—	$70	$—	$(477)	$40	$—	$466	$51
Corporate and other domestic debt securities	1,679	46	—	426	—	(290)	—	—	1,861	27
Corporate debt securities issued by foreign entities	253	46	—	—	—	—	—	—	299	46
Government debt securities issued by foreign entities	—	65	—	388	—	(142)	—	—	311	61
Equity securities	13	(1)	—	—	—	(3)	—	—	9	(1)
Derivatives(2):
Interest rate contracts	9	—	(2)	—	—	—	—	—	7	(2)
Foreign exchange contracts	(1)	(34)	—	—	(6)	15	(2)	33	5	5
Equity contracts	(83)	116	—	—	—	(41)	(1)	2	(7)	45
Credit contracts	1,353	(698)	—	—	—	(72)	(12)	—	571	(926)
Loans(3)	11	—	1	—	—	(12)	—	—	—	—
Mortgage servicing rights(4)	220	—	(76)	—	24	—	—	—	168	(76)
Total assets	$4,157	$(330)	$(77)	$884	$18	$(1,022)	$25	$35	$3,690	$(770)
Liabilities:
Deposits in domestic offices	$(2,867)	$(123)	$—	$—	$(806)	$346	$(34)	$848	(2,636)	$(77)
Long-term debt	(86)	(13)	—	—	(424)	38	(7)	63	(429)	(15)
Total liabilities	$(2,953)	$(136)	$—	$—	$(1,230)	$384	$(41)	$911	$(3,065)	$(92)

HSBC USA Inc.

	Jan 1, 2011	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31 2011	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$793	$(9)	$—	$103	$—	$(184)	$—	$—	$703	$(30)
Corporate and other domestic debt securities	833	(20)	—	871	—	(5)	—	—	1,679	(22)
Corporate debt securities issued by foreign entities	243	10	—	—	—	—	—	—	253	10
Equity securities	17	(1)	—	—	—	(3)	—	—	13	(1)
Derivatives(2):
Interest rate contracts	(1)	—	11	—	—	(1)	—	—	9	11
Foreign exchange contracts	(4)	5	—	—	—	—	(2)	—	(1)	5
Equity contracts	12	(20)	—	—	—	(196)	33	88	(83)	(60)
Credit contracts	1,202	275	—	—	—	(186)	—	62	1,353	374
Loans(3)	11	—	—	—	—	—	—	—	11	—
Mortgage servicing rights(4)	394	—	(213)	—	39	—	—	—	220	(213)
Total assets	$3,500	$240	$(202)	$974	$39	$(575)	$31	$150	$4,157	$74
Liabilities:
Deposits in domestic offices	$(3,612)	$(172)	$—	$—	$(2,124)	$434	$(135)	$2,742	(2,867)	$(18)
Long-term debt	(301)	96	—	—	(626)	194	(3)	554	(86)	7
Total liabilities	$(3,913)	$(76)	$—	$—	$(2,750)	$628	$(138)	$3,296	$(2,953)	$(11)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of 1,365 million and derivative liabilities of $789 million as of December 31, 2012 and derivative assets of $2.5 billion and derivative liabilities of $1.2 billion as of December 31, 2011.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 12, “Intangible Assets,” for additional information.
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of December 31, 2012.

HSBC USA Inc.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	466	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	-% - 6%
			Conditional default rates	4% - 14%
			Loss severity rates	50% - 100%
Corporate and other domestic debt securities	1,861	Discounted cash flows	Spread volatility on collateral assets	1.5% - 4.0%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	610	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	28.56% - 28.57%
Equity securities (investments in hedge funds)	9	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	30% - 100%
Interest rate derivative contracts	7	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	8% - 100%
Foreign exchange derivative contracts(1)	5	Option pricing model	Implied volatility of currency pairs	1.6% - 20.9%
Equity derivative contracts(1)	(7)	Option pricing model	Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Credit derivative contracts	571	Option pricing model	Correlation of defaults of a portfolio of reference credit names	32.04% - 45.31%
			Industry by industry correlation of defaults	44% - 67%
Mortgage servicing rights	168	Option adjusted discounted cash flows	Constant prepayment rates	8.5% - 44.8%
			Option adjusted spread	8.07% - 19.07%
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,636)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1.6% - 20.9%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Long-term debt (structured notes) (1)(2)	(429)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1.6% - 20.9%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%

(1)
We are the client-facing entity and we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market neutral. The corresponding intra-group derivatives are presented as equity derivatives and foreign currency derivatives in the table.

(2)	Structured deposits and structured notes contain embedded derivative features whose fair value measurements contain significant Level 3 inputs.
Significant Unobservable Inputs for Recurring Fair Value Measurements
Collateralized Debt Obligations (CDOs)

▪
Prepayment rate - The rate at which borrowers pay off the mortgage loans early. The prepayment rate is affected by a number of factors including the location of the mortgage collateral, the interest rate type of the mortgage loans, borrowers' credit and sensitivity to interest rate movement. The prepayment rate of our CDOs portfolio is tilted towards the low end of the range.

▪
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is close to mid point of the range.

▪
Loss Severity Rate - Included in our level 3 CDOs portfolio are the collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trusted preferred securities is about 1.8 times of CLOs.

HSBC USA Inc.

Equity Securities (Investments in Hedge Funds)

▪	Equity Interest in Hedge Funds - HUSI owns interests in about 30 distressed hedge funds where the majority of the funds have been discounted at 50% to 60% to reflect our expectation of recovery.
Derivatives

▪
Correlation of Default - The default correlation of a group of credit exposures measures the likelihood that the credit references within a group will default together. The default correlation is not observable. For a Tranched Credit Default swap, HUSI, through its participation in the industry survey, estimates and validates the default correlation of benchmark market credit default swap indices which, after adjusting for any differences in the composition and the tenure between the market index and the bespoke tranche under measurement, is used as an input to measure a bespoke CDS tranche. The correlations of default of our credit derivative portfolio are not widely dispersed.

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 1.6% and 20.9% while the implied volatility for equity/equity or equity/equity index is between 6% and 104%, respectively. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4.4% and 4.6%, respectively.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 56% and 64%.

Sensitivity of Level 3 Inputs to Fair Value Measurements
Collateralized Debt Obligations - Probability of default, prepayment speed and loss severity rate are significant unobservable inputs. Significant increase (decrease) in these inputs will result in a lower (higher) fair value measurement of a collateralized debt obligation. A change in assumption for default probability is often accompanied by a directionally similar change in loss severity, and a directionally opposite change in prepayment speed.
Corporate and Domestic Debt Securities - The fair value measurements of certain corporate debt securities are affected by the fair value of the underlying portfolios of investments used as collateral and the make-whole guarantee provided by third party guarantors. The probability that the collateral fair value declines below the collateral call threshold concurrent with the guarantors failure to perform its make whole obligation is unobservable. The increase (decrease) in the probability the collateral value falls below the collateral call threshold is often accompanied by a directionally similar change in default probability of the guarantor.
Credit derivatives - Correlation of default among a basket of reference credit names is a significant unobservable input if the credit attributes of the portfolio are not within the parameters of relevant standardized CDS indices. Significant increase (decrease) in the unobservable input will result in a lower (higher) fair value measurement of the credit derivative. A change in assumption for default correlation is often accompanied by a directionally similar change in default probability and loss rates of other credit names in the basket.
Equity and foreign currency derivatives - The fair value measurement of a structured equity or foreign currency derivative is primarily affected by the implied volatility of the underlying equity price or exchange rate of the paired foreign currencies. The implied volatility is not observable. Significant increase (decrease) in the implied volatility will result in a higher (lower) fair value of a long position in the derivative contract.
Material Additions to and Transfers Into (Out of) Level 3 Measurements During 2012, we transferred $848 million of deposits in domestic offices and $63 million of long-term debt, both of which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of December 31, 2012 and 2011. The gains (losses) in 2012 and 2011 are also included.

	Non-Recurring Fair Value Measurements as of December 31, 2012				Total Gains (Losses) For Year Ended Dec. 31 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$10	$67	$77	$(6)
Impaired loans(2)	—	—	155	155	(31)
Real estate owned(3)	24	—	—	24	3
Total assets at fair value on a non-recurring basis	$24	$10	$222	$256	$(34)

	Non-Recurring Fair Value Measurements as of December 31, 2011				Total Gains (Losses) For Year Ended Dec. 31 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$10	$198	$208	$(18)
Impaired loans(2)	—	—	402	402	(80)
Real estate owned(3)	—	22	—	22	(4)
Impairment of certain previously capitalized software development costs(4)	—	—	—	—	(110)
Building held for use	—	—	—	—	(5)
Total assets at fair value on a non-recurring basis	$—	$32	$600	$632	$(217)

(1)
As of December 31, 2012 and 2011, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(4)
Over the past few years, we have been building several new retail banking platforms as part of an initiative to build common platforms across HSBC. During 2011, we decided to cancel certain projects that were developing software for these new platforms and pursue alternative information technology platforms. Also during 2011, HSBC completed a comprehensive strategic review of all platforms under development which resulted in additional projects being canceled. As a result, we collectively recorded $110 million of impairment charges in 2011 relating to the impairment of certain previously capitalized software development costs which we determined were no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income and is included in the results of our segments principally in RBWM and CMB.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of December 31, 2012.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$67	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired loans	155	Valuation of third party appraisal on underlying collateral	Loss severity rates	.6% - 78.9%

HSBC USA Inc.

Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 60%. These severity rates are primarily impacted by the outstanding balances of the loans and the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. Loss severity rates for impaired loans are also primarily impacted by the outstanding loan balance and the value of the underlying collateral securing the loan. The weighted average severity rate for these loans was approximately 29%. These severity rates are primarily impacted by the outstanding balances of the loans and the value of the underlying collateral securing the loans.
Valuation Techniques  Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for those financial instruments not recorded at fair value for which fair value disclosure is required.
Short-term financial assets and liabilities - The carrying amount of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities and short-term borrowings.
Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements - Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements are recorded at cost. A significant majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar terms and collateral.
Loans - Except for leveraged loans, selected residential mortgage loans and certain foreign currency denominated commercial loans, we do not record loans at fair value on a recurring basis. From time to time, we record impairments to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity.

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

•
Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the leveraged loans and revolvers. In validating the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements.

•
Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower’s credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and, when applicable, our own estimate of liquidity premium.

•	Commercial impaired loans – Fair value is determined based on the pricing quotes obtained from an independent third party appraisal.

•
Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

HSBC USA Inc.

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral value and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. Where available, such inputs are derived principally from or corroborated by observable market data. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs specific to the performance characteristics of the various receivable portfolios.
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $46 million and $44 million at December 31, 2012 and 2011, respectively.
Precious metals trading - Precious metals trading primarily include physical inventory which are valued using spot prices.
 Securities - Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•
U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•
U.S. Government sponsored enterprises – For government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•
Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:
Trading asset-backed securities and related collateral:

		Prime		Alt-A		Subprime
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$—	$—	$88	$—	$72	$—	$160
	Student loans	—	—	—	—	58	—	58
CCC-Unrated	Residential mortgages	—	—	—	—	3	—	3
		$—	$—	$88	$—	$133	$—	$221
Trading collateralized debt obligations and related collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3
		(in millions)
BBB -B	Corporate loans	$—	$311
	Other	—	155
	Total BBB -B	—	466
		$—	$466

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Subprime
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$214	$—	$—	$—	$—	$—	$—	$—	$214
	Home equity	—	—	—	—	110	—	—	—	110
	Other	—	—	—	—	84	—	—	—	84
	Total AAA -A	214	—	—	—	194	—	—	—	408
BBB -B	Home equity	—	—	—	—	82	—	—	—	82
CCC -Unrated	Residential mortgages	—	—	—	—	1	—	—	—	1
	Home equity	—	—	—	—	66	—	—	—	66
	Total CCC -Unrated	—	—	—	—	67	—	—	—	67
		$214	$—	$—	$—	$343	$—	$—	$—	$557

(1)	We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order.

•
Other domestic debt and foreign debt securities (corporate and government) - A significant portion of the domestic and foreign securities are classified as Level 3 measurements. For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•
Equity securities – Except for those legacy investments in hedge funds, since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including receivables (payables) for cash collateral posted (received), are offset and presented net in accordance with accounting principles which allow the offsetting of amounts.
Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently corroborated market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the underlying assumptions about, among other things, the timing of cash flows, expected exposure, probability of default and recovery rates. The fair values of certain structured derivative products are sensitive to unobservable inputs such as default correlations of the referenced credit and volatilities of embedded options. These estimates are susceptible to significant change in future periods as market conditions change.
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

HSBC USA Inc.

As discussed earlier, we make fair value adjustments to model valuations in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as bid-ask spreads and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Such adjustments are based on management judgment and may not be observable.
We estimate the counterparty credit risk for financial assets and own credit standing for financial liabilities (the “credit risk adjustments”) in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting arrangements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spreads of the specific counterparties observed in the credit default swap market. Where credit default spread of the specific counterparty is not available, we use the credit default spread of specific proxy (e.g., the CDS spread of the parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swap referencing to credit names of similar credit standing in the same industry sector and the historical rating-based probability of default.
Real estate owned - Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value. The carrying amount of the property is further reduced, if necessary, not less than once every 45 days to reflect observable local market data including local area sales data.
Mortgage servicing rights - We elected to measure residential mortgage servicing rights, which are classified as intangible assets, at fair value. The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimate of the prepayment speed of the mortgage loans, current cost to service and discount rates which are unobservable. As changes in interest rates is a key factor affecting the prepayment speed and hence the fair value of the mortgage servicing rights, we use various interest rate derivatives and forward purchase contracts of mortgage-backed securities to risk-manage the mortgage servicing rights.
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

30.	Litigation and Regulatory Matters

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

HSBC USA Inc.

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
Litigation
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Sharing Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720.
The parties engaged in a mediation process at the direction of the District Court. In July 2012, MasterCard Incorporated, Visa Inc. and the other defendants, including the HSBC defendants, entered into a Memorandum of Understanding (“MOU”) to settle the class litigations consolidated into MDL 1720. The putative class plaintiffs filed a class settlement agreement with the District Court on October 19, 2012, and the District Court entered an order preliminarily approving the class settlement on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective. Pursuant to the Sharing Agreements, we have deposited our portion of the settlement amount into an escrow account, which had no impact on net income (loss) as we increased our litigation reserves to an amount equal to our estimated portion of the settlement of this matter in the fourth quarter of 2011. In connection with the execution of the MOU, we increased our litigation reserves by an immaterial amount in anticipation of a related short-term reduction in interchange fees.
Account Overdraft Litigation  In February 2011, an action captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North America on behalf of a putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. The Levin plaintiffs dismissed the Federal court action after the case was transferred to the multi-district litigation pending in Miami, Florida, and re-filed the case in New York state court on March 1, 2011. The action, captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11), asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment and a violation of the New York deceptive acts and practices statute. In May 2011, we filed a motion to dismiss the complaint. The court denied in part and granted in part the motion to dismiss, granting the Levin plaintiffs leave to amend their complaint with regard to their claims for conversion and unjust enrichment. In October 2012, we appealed the court's order, and that appeal is still pending.

HSBC USA Inc.

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
Between June 2011 and November 2012, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against us and our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); and Hall et al. v. HSBC Bank USA, N.A. et al. (S.D. Fla 1:12-CV-22700-FAM). These actions relate primarily to industry-wide regulatory concerns, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.
Private Mortgage Insurance Matters Private Mortgage Insurance (“PMI”) is insurance required to be obtained by home purchasers who provide a down payment less than a certain percentage threshold of the purchase price, typically 20 percent. The insurance generally protects the lender against a default on the loan. In January 2013, a putative class action related to PMI was filed against various HSBC U.S. entities, including us and certain of our subsidiaries captioned Ba v. HSBC Bank USA, N.A. et al (E.D.Penn. No. 2:13-cv-00072PD). This action relates to industry-wide concerns and includes allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, self-dealing, insufficient disclosures and improper fees.
Madoff Litigation  In December 2008, Bernard L. Madoff (“Madoff”) was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC (“Madoff Securities”), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. Certain suits (which include U.S. putative class actions) allege that the HSBC defendants knew or should have known of Madoff's fraud and breached various duties to the funds and fund investors.
In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants - the claims of investors in Thema International Fund plc - in light of a proposed amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court's decisions, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC's right to terminate. Plaintiffs in all three actions filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit, where the actions are captioned In re Herald, Primeo and Thema Funds Securities Litigation (2nd Cir, Nos. 12-156, 12-184, 12-162). Briefing in that appeal was completed in September 2012; oral argument is expected in early 2013.
 In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff's fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee's various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, the trustee filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, where the action is captioned Picard v. HSBC Bank plc et al. (2nd Cir., No. 11-5207). Briefing in that appeal was completed in April 2012, and oral argument was held in November 2012. A decision is expected in 2013. The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients.

HSBC USA Inc.

The trustee's U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. The District Court granted those withdrawal motions as to certain issues, and briefing and oral arguments on the merits of the withdrawn issues are now complete. The District Court has issued rulings on two of the withdrawn issues, but decisions with respect to all other issues are still pending and are expected in early 2013. The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff's fraud. HSBC has not been served with the trustee's English action.
Between October 2009 and April 2012, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, and an action captioned Fairfield Sentry Ltd. et al. v. ABN AMRO Schweiz AG et al. (Bankr. S.D.N.Y. No. 10-03636), naming beneficial owners of accounts held in the name of Citco Global Custody (NA) NV, which include HSBC Private Bank, a division of HSBC Bank USA, as nominal owner of those accounts for its customers, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff's fraud. Some of these actions also seek recovery of the share redemptions under British Virgin Islands insolvency law. The U.S. actions are currently stayed in the Bankruptcy Court pending developments in related appellate litigation in the British Virgin Islands.
HSBC Bank USA was also a defendant in an action filed in July 2011, captioned Wailea Partners, LP v. HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544), arising from derivatives transactions between Wailea Partners, LP and HSBC Bank USA that were linked to the performance of a fund that placed its assets with Madoff Securities pursuant to a specified investment strategy. The plaintiff alleged, among other things, that HSBC Bank USA knew or should have known that the fund's assets would not be invested as contemplated. The plaintiff also alleged that HSBC Bank USA marketed, sold and entered into the derivatives transactions on the basis of materially misleading statements and omissions in violation of California law. The plaintiff sought rescission of the transactions and return of amounts paid to HSBC Bank USA in connection with the transactions, together with interest, fees, expenses and disbursements. In December 2011, the District Court granted HSBC's motion to dismiss the complaint with prejudice, and the plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, where the action is captioned Wailea Partners, LP v. HSBC Bank USA, N.A., (9th Cir., No. 11-18041). Briefing on that appeal was completed in May 2012, and oral argument has not yet been scheduled.
Greenwich Sentry LP v. HSBC USA Inc.  (Del. Ch. No. 6829) was filed in September 2011 in the Delaware Court of Chancery. The complaint seeks the return of specified redemption payments made to HSBC USA as a limited partner in Greenwich Sentry LP, a fund whose assets were invested with Madoff Securities, and asserts claims of unjust enrichment, mistaken payment, and constructive trust. HSBC USA was served with a copy of the complaint in December 2011. In May 2012, the Court of Chancery granted an unopposed motion by the Madoff Securities trustee to substitute itself for Greenwich Sentry LP as plaintiff in this action. HSBC USA filed a notice of its motion to dismiss the complaint in June 2012. In January 2013, the parties filed a stipulation and proposed order for the withdrawal of the action against HSBC USA without prejudice, and the Court of Chancery approved the parties' stipulation.
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
Knox Family Trust Litigation.  HSBC Bank USA, N.A. is the defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate's Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA's final accountings and claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $26 million plus interest and attorneys' fees to be determined. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings (DO-0659 and 1996-2486/B). HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeals are ongoing by depositing cash in the amount of the judgments

HSBC USA Inc.

in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings (DO-0664, DO-0665 and DO-0666) for an immaterial amount. HSBC Bank USA also filed appeals of the two other proceedings. In August 2011, HSBC Bank USA agreed in principle to settle one proceeding on appeal (1996-2486/B) for an immaterial amount. On June 19, 2012 the N.Y. Appellate Division, 4th Department issued rulings on HSBC Bank USA's three pending appeals modifying the Surrogate Court's decisions by vacating all its determinations of liability (except for an appellate finding in DO-0659 to the extent that HSBC Bank USA held certain stock in F.W. Woolworth Co. after March 1, 1995, which leaves potential liability in an immaterial amount), and as modified, affirming them. The Appellate Division then remitted the three matters to the Surrogate Court for further proceedings. Plaintiffs have 30 days within which to seek permission to appeal. Prior to the Appellate Division's decision, the parties largely had agreed in principle to a consensual resolution of the remaining issues in DO-0659, and the Surrogate Court has approved a resolution of the claims for an immaterial amount. Several co-trustees and beneficiaries have attempted to pursue further appeals of the Appellate Division's decision, which HSBC Bank USA views as procedurally and substantively without merit. In September 2012, those beneficiaries' motions for reargument or leave to appeal to the New York Court of Appeals were denied by the Appellate Division. In November 2012, the same co-trustees and beneficiaries filed motions for leave to appeal directly to the New York Court of Appeals. Those motions remain pending.
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
The Servicing Consent Orders required an independent review of foreclosures (the “Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance Corporation and HSBC North America entered into an agreement with the Federal Reserve, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to HSBC USA Inc. These actions form HSBC North America's portion of a larger agreement announced by the Federal Reserve and the OCC in January 2013 involving HSBC and twelve other mortgage servicers subject to foreclosure consent orders pursuant to which the mortgage servicers would pay, in the aggregate, in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to these agreements, the Independent Foreclosure Reviews will cease and be replaced by a broader framework under which all eligible borrowers will receive compensation regardless of whether they filed a request for independent review of their foreclosure and regardless of whether the borrower was financially injured as a result of an error in the foreclosure process. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Bank USA and HSBC Finance Corporation, fulfillment of the terms of these agreements will satisfy the Independent Foreclosure Review requirements of the Consent Orders, including the wind down of the Independent Foreclosure Review. We believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. Pursuant to the agreement with the OCC, however, the OCC has agreed that it will not assess civil money penalties or initiate any further enforcement action with respect to past mortgage servicing and foreclosure-related practices addressed in the consent orders, provided the terms of the agreement are fulfilled. The OCC's agreement not to assess civil money penalties is further conditioned on HSBC North America making payments or providing borrower assistance pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans within two years. The Federal Reserve has agreed that any assessment of civil money penalties by the Federal Reserve will reflect a number of adjustments, including amounts expended in consumer relief and payments made pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans. In addition, the agreement does not preclude private litigation concerning these practices.

HSBC USA Inc.

Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $38 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, such a settlement would not preclude private litigation concerning these practices.
In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Defendants' motion to dismiss the case was filed in January 2013.
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
 In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies that have investigated HSBC's conduct related to inadequate compliance with anti-money laundering, BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network ("FinCEN") in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and the U.S. Department of Justice, the New York County District Attorney's Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions. As part of the resolution, HSBC entered into a deferred prosecution agreement among HSBC, HSBC Bank USA, the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and a deferred prosecution agreement with the New York County District Attorney, and consented to a cease and desist order and, along with HSBC North America, consented to a monetary penalty order with the Federal Reserve. In addition, HSBC Bank USA entered into the U.S. DPA, an agreement and consent orders with the OCC, and a consent order with FinCEN. HSBC also entered into an undertaking with the U.K. Financial Services Authority (“FSA”) to comply with certain forward-looking obligations with respect to anti-money laundering and sanctions requirements over a five-year term. HSBC Bank USA also entered into separate consent order and agreements with the OCC requiring adoption of an enterprise-wide compliance program, as part of which HSBC USA and its parent holding companies may not engage in any new types of financial activities without the prior approval of the Federal Reserve Board and HSBC Bank USA and may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1,381 million was attributed to and paid by HSBC Bank USA, and will continue to cooperate fully with U.S. and U.K. regulatory and law enforcement authorities and take further action to strengthen their compliance policies and procedures. Over the five-year term of the agreements with the U.S. Department of Justice and FSA, a "skilled person" under Section 166 of the Financial Services and Markets Act (also referred to as an independent monitor) will evaluate HSBC's progress in fully implementing these and other measures it recommends, and will produce regular assessments of the effectiveness of HSBC's compliance function. If HSBC fulfills all of the requirements imposed by the U.S. DPA and other agreements, the U.S. Department of Justice's charges against it will be dismissed at the end of the five-year period. The US DPA remains subject to certain proceedings before the United States District Court for the Eastern District of New York. The U.S. Department of Justice or the New York County District Attorney's Office may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the US DPA if HSBC or HSBC Bank USA breaches the terms of the US DPA.

HSBC USA Inc.

Steps continue to be taken to address the requirements of the U.S. DPA and the FSA undertaking to ensure compliance, and that effective policies and procedures are maintained. In addition, the settlement with regulators does not preclude private litigation relating to, among other things, HSBC's compliance with applicable anti-money laundering, BSA and sanctions laws.
Our affiliate, HSBC Securities (USA) Inc. (“HSI”), continues to cooperate in a review of its AML/BSA compliance program by the Financial Industry Regulatory Authority and a similar examination by the SEC, both of which were initiated in the third quarter of 2012.
Other Regulatory and Law Enforcement Investigations.  We continue to cooperate in ongoing investigations by the U.S. Department of Justice and the IRS regarding whether certain HSBC Group companies and employees acted appropriately in relation to certain customers who had U.S. tax reporting requirements.
In April 2011, HSBC Bank USA received a “John Doe” summons from the Internal Revenue Service (the “IRS”) directing us to produce records with respect to U.S.-based clients of an HSBC Group company in India. We have cooperated fully by providing responsive documents in our possession in the U.S. to the IRS.
Also in April 2011, HSBC Bank USA received a subpoena from the SEC directing HSBC Bank USA to produce records in the United States related to, among other things, HSBC Private Bank Suisse SA's cross-border policies and procedures and adherence to U.S. broker-dealer and investment adviser rules and regulations when dealing with U.S. resident clients. HSBC Bank USA continues to cooperate with the SEC.
Based on the facts currently known, in respect of each of these investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.
Mortgage Securitization Activity  In addition to the repurchase risk described in Note 28, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. In this regard, beginning in 2005 we began acquiring residential mortgage loans, the vast majority of which were originated by non-HSBC entities, that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $7.4 billion and $8.5 billion at December 31, 2012 and 2011, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. Certain of these originators, however, are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations.
Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the industry's residential mortgage foreclosure issues continue, HSBC Bank USA has taken title to an increasing number of foreclosed homes as trustee on behalf of various securitization trusts. As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various violations of law, including laws regarding property upkeep and tenants' rights. While we believe and continue to maintain that the obligations at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of “HSBC, as trustee.”
HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.7 billion at December 31, 2012. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal and state securities laws in connection with the sale of private-label RMBS purchased by Fannie

HSBC USA Inc.

Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, was transferred to a single judge, who directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. In May 2012, the District Court filed its decision denying the motion to dismiss FHFA's securities law claims and granting the motion to dismiss FHFA's negligent misrepresentation claims. The District Court's ruling will form the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. Subsequently, UBS sought leave to appeal to the U.S. Court of Appeals for the Second Circuit on certain issues raised in the motion to dismiss. The District Court and the Court of Appeals granted the request for leave to appeal, and this appeal is pending before the Court of Appeals. In December 2012, the District Court directed the FHFA parties to schedule mediation with the Magistrate Judge assigned to the action. In January 2013, the FHFA parties met with the Magistrate Judge to discuss how to structure a mediation. However, mediation has not yet been scheduled. This action is still at a very early stage. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action.
In January 2012, Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI in connection with DZ Bank's alleged purchase of $122.4 million in RMBS from the HSBC defendants. In February 2012, HSH Nordbank AG (“HSH”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC Holdings plc, HSBC North America Holdings Inc., HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO, and two Blaylock entities alleging HSH purchases of $41.3 million in RMBS from the HSBC and Blaylock defendants. In May 2012, HSBC removed both the DZ Bank and HSH cases to the United States District Court for the Southern District of New York. The cases were consolidated in an action captioned Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc. et al (S.D.N.Y. No. 12-CV-4025) following removal. In September 2012, DZ Bank and HSH filed a consolidated complaint against all defendants named in their prior summonses other than HSBC Holdings plc. The consolidated complaint seeks recovery on fraud and other common law theories. This action is at a very early stage.
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
In December 2012, Bayerische Landesbank (“BL”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC, HSBC North America, HSBC USA, HSBC Markets (USA) Inc., HSBC Bank USA, HSI Asset Securitization Corp. and HSI. The summons alleges that BL purchased $75 million in RMBS from the defendants and has sustained unspecified damages as a result of material misrepresentations and omissions regarding loan underwriting standards contained in the offering documents. The claims against the HSBC entities are for (i) fraud, (ii) fraudulent inducement, (iii) negligent misrepresentation, (iv) aiding and abetting fraud, (v) breach of contract, and (vi) declaratory judgment. BL has 120 days to serve the HSBC entities with the summons with notice.
In December 2010 and February 2011, we received subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. We have also had preliminary contacts with other governmental authorities exploring the role of trustees in private-label RMBS transactions. In February 2011, we also received a subpoena from the U.S. Department of Justice (U.S. Attorney's Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York. In January 2012, our affiliate, HSI, was served with a Civil Investigative Demand by the Massachusetts State Attorney General seeking documents, information and testimony related to the sale of RMBS to public and private customers in the State of Massachusetts from January 2005 to the present.
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

HSBC USA Inc.

31.	Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheet At December 31,	2012	2011
	(in millions)
Assets:
Interest bearing deposits with banks	$—	$—
Trading assets	985	868
Securities available-for-sale	612	273
Securities held-to-maturity (fair value $8 million and $19 million)	8	19
Loans	28	33
Receivables from subsidiaries	14,245	11,793
Receivables from other HSBC affiliates	5,107	1,629
Investment in subsidiaries at amount of their net assets:
Banking	18,892	19,591
Other	23	67
Goodwill	510	589
Other assets	542	502
Total assets	$40,952	$35,364
Liabilities:
Interest, taxes and other liabilities	$100	$316
Payables due to subsidiaries	2,672	1,813
Payables due to other HSBC affiliates	956	605
Short-term borrowings	5,022	4,836
Long-term debt(1)	9,802	4,419
Long-term debt due to subsidiary and other HSBC affiliates(1)	4,564	4,873
Total liabilities	23,116	16,862
Shareholders’ equity	17,836	18,502
Total liabilities and shareholders’ equity	$40,952	$35,364

(1)
Contractual scheduled maturities for the debt over the next five years are as follows: 2013 – $3.2 billion; 2014 – $2.1 billion; 2015 – $3.5 billion; 2016 – $1.3 billion; 2017 – $0.3 billion; and thereafter – $4.0 billion.

HSBC USA Inc.

Statement of Income (Loss) Year Ended December 31,	2012	2011	2010
	(in millions)
Income:
Dividends from banking subsidiaries	$—	$1	$5
Dividends from other subsidiaries	57	2	2
Interest from subsidiaries	67	67	74
Interest from other HSBC affiliates	27	17	20
Other interest income	19	19	22
Other securities gains, net	21	—	1
Other income from subsidiaries	(290)	(131)	(89)
Other income from other HSBC Affiliates	472	(18)	217
Other income	(155)	312	(30)
Total income	218	269	222
Expenses:
Interest to subsidiaries	69	70	70
Interest to other HSBC Affiliates	65	48	19
Other Interest Expense	198	224	216
Provision for credit losses	—	(1)	—
Other expenses with Other HSBC Affiliates	19	12	4
Other expenses	8	2	3
Total expenses	359	355	312
Loss before taxes and equity in undistributed income of subsidiaries	(141)	(86)	(90)
Income tax benefit	47	62	47
Loss before equity in undistributed income of subsidiaries	(94)	(24)	(43)
Equity in undistributed income (loss) of subsidiaries	(951)	1,042	1,607
Net income (loss)	$(1,045)	$1,018	$1,564

Statement of Comprehensive Income (Loss) Year Ended December 31,	2012	2011	2010
	(in millions)
Net income (loss)	$(1,045)	$1,018	$1,564
Net changes in unrealized gains (losses). net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	109	786	165
Other-than-temporary impaired debt securities available-for-sale	—	1	55
Other-than-temporary impaired securities held-to-maturity	—	11	93
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of a variable interest entity	—	142	—
Derivatives designated as cash flow hedges	28	(142)	13
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	6	(3)	(5)
Other comprehensive income, net of tax	143	795	321
Comprehensive income (loss)	$(902)	$1,813	$1,885

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2012	2011	2010
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(1,045)	$1,018	$1,564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	159	149	141
Net change in other accrued accounts	(3,744)	765	708
Net change in fair value of non-trading derivatives	499	(240)	(176)
Undistributed loss (gain) of subsidiaries	951	(1,042)	(1,607)
Other, net	(263)	(73)	(291)
Net cash provided by (used in) operating activities	(3,443)	577	339
Cash flows from investing activities:
Net change in interest bearing deposits with banks	—	(900)	64
Purchases of securities	(342)	—	—
Sales and maturities of securities	14	21	107
Net change in loans	5	(390)	295
Net change in investments in and advances to subsidiaries	(850)	(1,134)	(1,833)
Other, net	1	—	105
Net cash used in investing activities	(1,172)	(2,403)	(1,262)
Cash flows from financing activities:
Net change in short-term borrowings	186	1,809	67
Issuance of long-term debt, net of issuance costs	7,051	5,511	2,357
Repayment of long-term debt	(2,858)	(5,450)	(1,417)
Dividends paid	(73)	(73)	(74)
Capital contributions from parent	312	—	—
Additions (reductions) of capital surplus	(3)	29	(10)
Net cash provided by financing activities	4,615	1,826	923
Net change in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$—	$—	$—
Cash paid for:
Interest	$317	$338	$295
HSBC Bank USA is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to us. See Note 26, “Retained Earnings and Regulatory Capital Requirements,” for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information.

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$526	$510	$535	$587	$640	$621	$543	$630
Provision for credit losses	120	84	89	—	87	78	95	(2)
Net interest income after provision for credit losses	406	426	446	587	553	543	448	632
Other revenues	295	397	863	367	476	667	532	591
Operating expenses	673	1,617	1,551	856	1,018	921	890	931
Income from continuing operations before income tax expense (benefit)	28	(794)	(242)	98	11	289	90	292
Income tax expense (benefit)	(19)	(12)	351	18	(11)	117	134	(13)
Income (loss) from continuing operations	47	(782)	(593)	80	22	172	(44)	305
Income from discontinued operations, net of tax	—	—	48	155	123	140	126	174
Net income (loss)	$47	$(782)	$(545)	$235	$145	$312	$82	$479

HSBC USA Inc.

PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC USA and its independent accountants during 2012.

Item 9A.	Controls and Procedures

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the assessment performed, management concluded that as of December 31, 2012, HSBC USA’s internal control over financial reporting was effective.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors Set forth below is certain biographical information relating to the members of HSBC USA's Board of Directors, including descriptions of the specific experience, qualifications, attributes and skills that support each such person's service as a Director of HSBC USA. We have also set forth below the minimum director qualifications reviewed by HSBC and the Board in choosing Board members.
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
Jeffrey A. Bader, Age 67, joined the HSBC USA and HSBC North America Boards in April 2012. Dr. Bader is a visiting scholar with the John L. Thornton China Center at the Brookings Institution. Dr. Bader returned to Brookings after serving in the Obama administration as senior director for East Asian affairs on the National Security Council from January 2009 to April 2011. Prior

HSBC USA Inc.

to his appointment to the Obama administration, Dr. Bader was the first director of the John L. Thornton China Center and senior fellow of the Foreign Policy program at Brookings. Dr. Bader was a member of the State Department from 1975 to 2002. His assignments as a foreign service officer included Kinshasa and Lubumbashi, Zaire (Congo); Taipei; Beijing; the U.S. Mission to the United Nations; Deputy Chief of Mission in Lusaka, Zambia; Deputy Consul General in Hong Kong; and several tours in Washington in the State Department's Bureau of East Asian & Pacific Affairs. He served as deputy director of the Office of Chinese & Mongolian Affairs from 1987 to 1990 and director of the same office in 1995-1996. In 1996, Dr. Bader was appointed deputy assistant secretary of state for East Asian & Pacific Affairs, with responsibility for the People's Republic of China, Taiwan, Hong Kong, Mongolia, Vietnam, Thailand, Cambodia, Burma, and Laos. In August 1997, he was named director for Asian affairs at the National Security Council, with responsibility for U.S. relations with the People's Republic of China and Taiwan, in which capacity he served until 1999. From 1999 to 2001, Dr. Bader served as United States ambassador to the Republic of Namibia. From May 2001 until May 2002, Dr. Bader served as assistant United States trade representative responsible for the People's Republic of China, Hong Kong, Taiwan, and Mongolia. After his retirement from the U.S. Government in 2002, Dr. Bader was Senior Vice President of Stonebridge International, LLC, until he joined Brookings in 2005. He also served as a member of the Editorial Board of China Security magazine, the Academic Advisory Group of the U.S. China Congressional Working Group and the policy advisory Board of the Asia Society.
After leaving the U.S. Government in 2011, Dr. Bader set up Jeffrey Bader, LLC, a consulting group that works with a small number of companies on their challenges in Asia. He is the President and sole proprietor.
Dr. Bader is a member of the Compliance and Risk Committees.
Dr. Bader's experience as a member of the U.S. Department of State provided him with comprehensive knowledge of international affairs and foreign policy, particularly in Asia including China, Hong Kong, Taiwan and Mongolia. This experience is further enhanced by his affiliations with the Brookings Institute and is highly relevant to our strategic focus on international connectivity.
William R. P. Dalton, age 69, joined the HSBC USA Board in May 2008. He has been a member of the HSBC North America Board since 2008. He was a member of HSBC Finance's Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of Associated Electric and Gas Insurance Services (“AEGIS”), AEGIS Managing Agency for Lloyds of London Syndicate 1225, United States Cold Storage Inc., and Talisman Energy Inc. He is a Governor of the Center for the Study of Financial Innovation, London.
Mr. Dalton is a member of the Audit and Risk Committees.
Mr. Dalton was the Chief Executive Officer of HSBC Bank plc from 1998 until 2004. With 45 years of banking experience, 15 as a bank chief executive officer, he brings banking industry knowledge and insight to HSBC USA's strategies and operations as part of HSBC's global organization. Mr. Dalton has held several leadership roles with HSBC, including as Executive Director of HSBC from 1998 to 2004 and Global Head of Personal Financial Services from 2000 to 2004. His extensive global experience with HSBC is highly relevant as we seek to operate our core businesses in support of HSBC's global strategy.
Anthea Disney, age 68, joined the HSBC USA Board in May 2008 and has been a member of the HSBC North America Board since 2005. She was a member of HSBC Finance's Board from 2001 to 2005. Ms. Disney is a Partner and Co-Founder of Women's Enterprise Initiative, Northwest Connecticut since January 2010. She was formerly Executive Vice President for Content at News Corporation from 1999 to 2009, and a member of its worldwide Executive Management Committee. She held various positions with The News Corporation Limited from 1989 to 2009. From 2004 to 2008 she was also Executive Chairman Gemstar-TV Guide International. She has also been a director of the Center for Communication from 2001 to 2008 and served as a director of The CIT Group from 1998 to 2001. Currently she serves on the board of Western Connecticut Healthcare and the board of the North Western Connecticut Economic Development Corporation.
Ms. Disney is a member of the Compliance and Risk Committees. Ms. Disney is also Chair of the HSBC North America Nominating and Governance Committee.
Ms. Disney has 40 years of experience in the communications industry, of which 20 were as an executive at News Corporation and Gemstar-TV Guide International. Ms. Disney's leadership roles in the communications and marketing areas bring particular expertise to HSBC's efforts to promote HSBC's brand values and standards. In these leadership roles, Ms. Disney has also had extensive experience in running complex organizations. With her experience at Gemstar-TV Guide International, Ms. Disney obtained a strong understanding of the important issues for international businesses. In addition, Ms. Disney has served on the Board of Directors for HSBC Finance, which was previously Household International, from 2001 until 2005, which provides a historical insight into HSBC's operations in North America more generally.
Irene M. Dorner, age 58, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards and was appointed President and Chief Executive Officer of HSBC USA and HSBC Bank USA in January 2010. Ms. Dorner was also appointed Chairman of the Board of HSBC USA and HSBC Bank USA and Chief Executive Officer of HSBC North America in October 2011. She joined

HSBC USA Inc.

HSBC in 1986 and has held numerous positions in the United Kingdom and Asia. She previously held the position of Deputy Chairman and Chief Executive Officer of HSBC Bank Malaysia Berhad, Chairman of HSBC Amanah and Chairman of HSBC Amanah Takaful from 2007 to 2009. From 2006 to 2007, she was General Manager Premier and Wealth, and from 2003 to 2006 she was General Manager, North, Scotland and Northern Ireland, of HSBC Bank plc. Ms. Dorner is a Group Managing Director as of February 1, 2013, and has been a Group General Manager since 2007. Ms. Dorner also serves on the Board of the British-American Business Council, The Clearing House and the Financial Services Roundtable.
Ms. Dorner is a member of the Compliance Committee.
As Chief Executive Officer of HSBC USA, Ms. Dorner's insight and particular knowledge of HSBC USA's operations are critical to an effective Board of Directors. The presence of the Chief Executive Officer is also critical to efficient and effective communication of the Board's direction to management of HSBC USA. She also has many years of experience in leadership positions with HSBC and extensive global experience with HSBC, which is highly relevant as we seek to operate our core businesses in support of HSBC's global strategy.
Robert K. Herdman, age 64, joined HSBC USA's Board in May 2010 and is Chair of its Audit and Risk Committees. He has also been a member of HSBC Finance's Board since January 2004, and is also Chair of its Audit and Risk Committees. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as Chair of its Audit Committee, and since July 2011 he has served as Chair of its Risk Committee. HSBC USA, HSBC Finance and HSBC North America belong to a single controlled group of corporations and their Board of Directors and Audit and Risk Committees conduct their meetings simultaneously. Mr. Herdman was a member of and the Chair of the HSBC Finance Compliance Committee from December 2010 and the HSBC USA Compliance Committee from August 2010 to May 2011. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is the Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young's Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms' relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA's SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA's Board of Directors from 2000 to 2001.
Mr. Herdman's membership on the Board is supported by his particular financial expertise, which is particularly valued as Chairman of the Audit Committee. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.
Louis Hernandez, Jr., age 46, joined the HSBC USA Board in May 2008. He has also been a member of the HSBC North America Board since 2008. He was a member of HSBC Finance's Board from April 2007 to May 2008. Mr. Hernandez was appointed President and Chief Executive Officer of Avid Technology, Inc., a publicly traded company, effective February 11, 2013. He has been a member of the Avid Technology, Inc. board of directors since 2008. Previously, Mr. Hernandez was Chief Executive Officer of Open Solutions Inc., a leading provider of software and services to financial institutions, from 1999 to February 2013, and Chairman of Open Solutions Inc. from 2000 to February 2013. Open Solutions converted from a publicly traded company to a privately owned entity in 2007. Mr. Hernandez serves on the board of directors of Unica Corporation, a publicly traded company. He served on the board of Mobius Management Systems, Inc., a publicly traded company, which was sold during 2007. Mr. Hernandez is a member of the board of trustees of the Connecticut Center for Science & Exploration and a member of the board of the Connecticut Children's Medical Center. Additionally, Mr. Hernandez serves in an Advisory role to the SoccerPlus Education Center, a Connecticut based non-profit utilizing educational opportunities to enrich the development of youth soccer players. Mr. Hernandez began his career as a certified public accountant with Price Waterhouse. Mr. Hernandez is Co-Chair of the Fiduciary Committee and a member of the Audit and Risk Committees.
Mr. Hernandez's knowledge and experience as the former Chief Executive Officer of Open Solutions Inc., a company which provides software and services to financial institutions, provides a particular expertise in evaluating and advising HSBC USA on technology issues with specific relevance to financial institutions. In addition, as a technology provider to financial institutions, Mr. Hernandez was exposed to the regulatory and compliance environment surrounding the banking industry on a regular basis. In his former role as Chief Executive Officer of Open Solutions and his new role as President and Chief Executive Officer of Avid Technology, Inc., Mr. Hernandez has been responsible for all aspects of the operations of a company, affording him broad experience in developing and executing strategic plans and motivating and managing high performance of his management team and the organization as a whole

HSBC USA Inc.

.
Richard A. Jalkut, age 68, joined the HSBC USA Board in 2000 and the HSBC Bank USA Board in 1992. He has also been a member of the HSBC North America Board since 2008. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut was also a director of IKON Office Solutions and Covad Communications until 2008, and is currently the Chair of the Board of Hawaii Telecom and a director of U.S. Telepacific Corporation and Univar Corporation. Mr. Jalkut is a Trustee of Lesley University in Cambridge, Massachusetts.
Mr. Jalkut is Co-Chair of the Fiduciary Committee, Chair of the Compliance Committee and a member of the Risk Committee.
Mr. Jalkut has many years of experience in the communications industry as a chief executive officer of Telepacific Communications, Pathnet and NYNEX Telecommunications. As a chief executive officer, Mr. Jalkut brings experience in managing the operations of a large company. In addition, his leadership roles in the communications area bring particular knowledge that supports HSBC's efforts to enhance its internal and external communications. In addition, Mr. Jalkut has served on the Board of Directors for HSBC USA since 2000 and HSBC Bank USA since 1992, and, accordingly, he is able to provide a historical perspective to the HSBC USA Board.
Nancy G. Mistretta, age 58, joined the HSBC USA and HSBC North America Boards in April 2012. Ms. Mistretta is a retired partner of Russell Reynolds Associates (“RRA”), an executive search firm, where she served as a partner from February 2005 until June 2009. She was a member of RRA's Not-For-Profit Sector and was responsible for managing executive officer searches for many large philanthropic organizations, with a special focus on educational searches for presidents, deans and financial officers. Ms. Mistretta was also active in the CEO/Board Services Practice of Russell Reynolds. Prior to joining RRA, Ms. Mistretta was with JPMorgan Chase & Co. and its heritage institutions for 29 years and served as a Managing Director in Investment Banking from 1991-2005. Ms. Mistretta has also served as Director of The Scotts Miracle-Gro Company since 2007. She is Chairperson of the Finance Committee and a member of the Audit Committee. She also serves on the New York Advisory Board of The Posse Foundation.
Ms. Mistretta is a member of the Compliance and Risk Committees. She is also a member of the HSBC North America Nominating and Governance Committee.
Ms. Mistretta's experience throughout her nearly 30-year career at JPMorgan, provided her with a broad base of leadership, international, marketing/consumer industry, retail and financial experience, including through roles as Managing Director responsible for Investment Bank Marketing and Communications, industry head responsible for the Global Diversified Industries group and industry head responsible for the Diversified, Consumer Products and Retail Industries group, is highly relevant to HSBC USA's support of HSBC's global strategy. She provides banking industry knowledge and insight with respect to the Global Banking and Markets businesses.

HSBC USA Inc.

Executive Officers  Information regarding the executive officers of HSBC USA as of March 4, 2013 is presented in the following table.

Name	Age	Year Appointed	Present Position
Irene M. Dorner	58	2010	President and Chief Executive Officer
John T. McGinnis	46	2010	Senior Executive Vice President and Chief Financial Officer
Stuart A. Alderoty	53	2011	Senior Executive Vice President and General Counsel
Stephen A. Bottomley	53	2012	Senior Executive Vice President, Head of Commercial Banking
Patrick A. Cozza	57	2010	Senior Executive Vice President and Regional Head of Insurance
C. Mark Gunton	56	2008	Senior Executive Vice President, Chief Risk Officer
Mark A. Hershey	60	2007	Senior Executive Vice President, Regional Head of Wholesale and Market Risk and Chief Credit Officer
Kevin R. Martin	52	2009	Senior Executive Vice President, Head of Retail Banking and Wealth Management
Mark Martinelli	53	2007	Senior Executive Vice President, Chief Auditor
Patrick M. Nolan	47	2010	Senior Executive Vice President, Head of Global Banking and Markets Americas
Gary E. Peterson	59	2012	Senior Executive Vice President and Chief Compliance Officer
Gregory T. Zeeman	44	2012	Senior Executive Vice President and Chief Operating Officer
Mary E. Bilbrey	49	2012	Executive Vice President, Head of Human Resources
Eric K. Ferren	39	2010	Executive Vice President and Chief Accounting Officer
Loren C. Klug	52	2012	Executive Vice President, Head of Strategy and Planning
Patrick D. Schwartz	55	2008	Executive Vice President and Secretary
Marlon Young	57	2006	Executive Vice President, Head of Private Banking Americas
Irene M. Dorner, Director and President and Chief Executive Officer of HSBC USA and HSBC Bank USA. See Directors for Ms. Dorner's biography.
John T. McGinnis, Senior Executive Vice President and Chief Financial Officer since July 2012. Previously Executive Vice President and Chief Financial Officer from July 2010 to July 2012. Prior to this appointment, he was Executive Vice President and Chief Accounting Officer of HSBC USA from August 2009 to July 2010, and Executive Vice President and Controller of HSBC North America from March 2006 to July 2010. Mr. McGinnis also served as Executive Vice President and Chief Accounting Officer of HSBC Finance from July 2008 to July 2010. Prior to joining HSBC, Mr. McGinnis was a partner at Ernst & Young LLP. Mr. McGinnis worked for Ernst & Young from August 1989 to March 2006 and practiced in the Chicago, San Francisco and Toronto offices. At Ernst & Young, he specialized in serving large financial services and banking clients. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. While in Toronto, Mr. McGinnis also became a Chartered Accountant (Canada).
Stuart Alderoty, Senior Executive Vice President and General Counsel since June 2011. He is also Senior Executive Vice President and General Counsel of HSBC North America since November 2010. Prior to joining HSBC in 2010, Mr. Alderoty was Managing Counsel with American Express from 2006 to 2010 and prior to that he was Chief Litigation Counsel for American Express from 2002 to 2006. Prior to joining American Express in 2002, he was a litigator in private practice for 17 years, the last 13 of which were with the firm of Leboeuf, Lamb, Greene and MacRae, where he was a partner since1996. Mr. Alderoty serves on the Board of the Count Basie Theatre Foundation, a not-for-profit in Red Bank, New Jersey and is also on the Board of the Institute for Inclusion in the Legal Profession, a not-for-profit organization that addresses diversity challenges in the legal profession.
Stephen A. Bottomley, Senior Executive Vice President, Head of Commercial Banking since January 2012. Prior to this appointment, Mr. Bottomley was Regional Head of Strategy and Planning for HSBC Bank Middle East from 2009 to 2012. From 2008 to 2009 he was Head of European Strategy and from 2007 to 2008 he was Head of Commercial Banking U.K. He joined HSBC in 1982 and has held a variety of positions in Commercial Banking and Corporate & Investment Banking. Mr. Bottomley was appointed a Group General Manager of HSBC in January 2013.
Patrick A. Cozza, Senior Executive Vice President and Regional Head of Insurance since July 2010. Since February 2008, Mr. Cozza has also been Senior Executive Vice President and Regional Head of Insurance of HSBC Finance. From May 2004 to February 2008 he was Group Executive of HSBC Finance. Mr. Cozza became President - Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer - Refund Lending in 2000. Mr. Cozza serves as a board member and Chairman, Chief Executive Officer and President of Household Life Insurance Company of Michigan, Household Life Insurance Company

HSBC USA Inc.

of Delaware, First Central National Life Insurance Company of New York, Household Insurance Group Holding Company, Household of Arizona and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance. He serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Hudson County Chamber of Commerce and The American Bankers Insurance Association.
C. Mark Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC USA, HSBC North America and HSBC Finance since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide risk framework. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Latin America. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework and served on the boards of a number of HSBC Group subsidiaries.
Mark A. Hershey, Senior Executive Vice President, Regional Head of Wholesale and Market Risk and Chief Credit Officer since April 2012. Previously Senior Executive Vice President and Regional Head of Wholesale and Market Risk from January 2012 to April 2012, and prior to that he was Senior Executive Vice President and Chief Credit Officer from May 2007 to December 2011. Prior to this appointment, Mr. Hershey was Senior Executive Vice President, Co-Head Chief Credit Officer, from February to May 2007, and previously Senior Executive Vice President, Commercial Banking from 2005 to 2007, and Executive Vice President, Commercial Banking from 2000 to 2005. Mr. Hershey was a senior officer of Republic National Bank of New York when it was acquired by HSBC in December 1999.
Kevin R. Martin, Senior Executive Vice President, Head of Retail Banking and Wealth Management (formerly Personal Financial Services) since September 2009, after serving as Executive Vice President, Personal Financial Services from November 2008 to September 2009. From 2007 to 2008, he was Executive Vice President, Head of Customer Marketing, and from 2004 to 2007, he was Senior Vice President, Head of Customer Marketing. From 1998 to 2004, he was Head of Personal Financial Services, HSBC Bank Australia Limited. From 1997 to 1998, he was Senior Manager, Personal Financial Services, HSBC Bank Canada. From 1994 to 1996, he was a Senior Corporate Banking Trainer for HSBC. Mr. Martin joined HSBC in 1987.
Mark Martinelli, Senior Executive Vice President, Chief Auditor since March 2007. He has also been the Chief Auditor of HSBC North America since November 2009. Prior to that time, Mr. Martinelli was President and Chief Executive Officer of hsbc.com from 2006 to 2007, and Chief Financial Officer of hsbc.com from 2002 to 2006. Mr. Martinelli joined HSBC USA as part of Republic National Bank of New York in 1991, and has held various senior officer positions in Audit, Planning and Finance. Prior to joining HSBC USA, he was a senior manager with the public accounting firm of KPMG LLP. He is a Certified Public Accountant, a Chartered Global Management Accountant and a member of the American Institute of Certified Public Accountants. Mr. Martinelli has served on the Audit Committee of the New York Clearing House since 2007 and served as its Chairman from January 2011 to February 2013. He has been a director on the Baruch College Fund Board of Trustees since April 2010 and has served as the Chairman of its Audit Committee since September 2011.
Patrick M. Nolan, Senior Executive Vice President, Head of Global Banking and Markets Americas since May 2010. Prior to that he was in the Global Banking and Markets division of HSBC Bank plc from 2004 to 2009, most recently as Global Head of Credit Lending from 2009 to May 2010, and previously as Managing Director, Head of Coverage Europe from 2008 to 2009, and Head of Corporate Banking U.K. from 2004 to 2008. From 2002 to 2004 he was Executive Vice President and Managing Director, Head of Corporate Finance and Advisory for HSBC Securities (Canada) Inc. He joined the HSBC Group in 1987 as an employee of Midland Bank plc. Mr. Nolan was appointed a Group General Manager of HSBC in January 2013.
Gary E. Peterson, Senior Executive Vice President, Chief Compliance Officer of HSBC USA, HSBC Finance and HSBC North America since July 2012. Mr. Peterson was appointed Senior Executive Vice President, Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer and Chief Compliance Officer in March 2012. Prior to that, Mr. Peterson was Executive Vice President, Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer since October 2010 having been appointed the Acting Anti-Money Laundering Director in August 2010. Mr. Peterson was President of IMAG, the International Management Advisory Group from 1993 to 2010. In 2009, he was appointed as a member of Booz Allen Hamilton's Anti-Terrorist Financing Advisory Committee. Mr. Peterson was formerly Senior Vice President, Chief of Staff, General Counsel and Secretary of Midland Bank plc in the United States from 1980 to 1992.
Gregory T. Zeeman, Senior Executive Vice President and Chief Operating Officer USA of HSBC USA, HSBC Finance, and HSBC North America since August 2012. From March 2012 to August 2012 he was Executive Vice President and Chief Operating Officer USA of HSBC USA, HSBC Finance, and HSBC North America. Prior to his current role, Mr. Zeeman served as Executive Vice President, Head of Change Delivery for the Americas since 2011. Mr. Zeeman served as Deputy Chief Executive Officer and Chief Technology Services Officer for HSBC in Singapore from 2009 through 2011 and Chief Servicing Officer for HSBC Consumer and Mortgage Lending from 2006 to 2009. Mr. Zeeman first joined the organization in 1999, where he has served in a wide range of general management and leadership roles, primarily focused on consumer oriented lines of business. Prior to joining the organization, he worked as a strategy consultant at the Boston Consulting Group.

HSBC USA Inc.

Mary E. Bilbrey, Executive Vice President, Head of Human Resources USA since May 2012. Prior to that, she was global Head of Human Resources for Global Banking and Markets and Global Private Banking Human Resources from April 2011 until May 2012. Previously she was Global Head of Transformation Deployment from June 2009 until April 2011, and from 2003 to 2009 she was Executive Vice President Human Resources for HSBC Finance.
Eric K. Ferren, Executive Vice President and Chief Accounting Officer of HSBC USA, HSBC North America and HSBC Finance since July 2010. Prior to Mr. Ferren's appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America and its subsidiaries. Prior to joining HSBC, Mr. Ferren was the Controller for UBS's North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual's Home Loans Capital Market's business and several finance roles within the Servicing business from January 2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the United States of America and a member of the American Institute of Certified Public Accountants.
Loren C. Klug, Executive Vice President, Head of Strategy and Planning of HSBC USA, HSBC North America and HSBC Finance since January 2012. He was previously Executive Vice President - Strategy & Planning of HSBC Finance and HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director - Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group plc's global consumer finance activities. Mr. Klug joined HSBC Finance in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.
Patrick D. Schwartz, Executive Vice President and Secretary since May 2008. Mr. Schwartz has served as HSBC USA's Secretary since September 2007 and was previously Deputy General Counsel-Corporate of HSBC USA from May 2010 to May 2011 and a Senior Vice President from September 2007 to May 2008. He has also served as Corporate Secretary of HSBC North America and HSBC Finance since September 2007. Mr. Schwartz has held several different titles for HSBC USA since September 2007, but served as its Secretary continuously since that time. Mr. Schwartz was the General Counsel of HSBC Finance from June 2009 to April 2011, and a Deputy General Counsel from May 2004 to June 2009. He served as a senior legal advisor of HSBC North America from February 2004 to April 2011. Mr. Schwartz counsels management and the Board of Directors of HSBC USA, HSBC Finance and HSBC North America with respect to corporate governance matters. Mr. Schwartz is the Vice-Chairman of the Executive Committee and a member of the Audit Committee and the Personnel and Compensation Committee of the Village Church of Gurnee and has served in such capacities since 2007.
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
Corporate Governance
Board of Directors - Board Structure  The business of HSBC USA is managed under the oversight of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC USA to HSBC. The Board of Directors also provides leadership in the maintenance of prudent and effective controls that enable management to assess and manage risks of the business. The affairs of HSBC USA are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	providing input and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating, funding and capital plans prepared by management;

•	monitoring the implementation of strategy by management and HSBC USA's performance relative to approved operating, funding and capital plans and risk appetite;

•	reviewing and advising as to the adequacy of the succession plans for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer's performance;

•	reviewing and approving the Corporate Governance Standards and monitoring compliance with the standards;

•	assessing and monitoring the major risks facing HSBC USA consistent with the Board of Director's responsibilities to HSBC; and

HSBC USA Inc.

•	monitoring the risk management structure designed by management to ensure compliance with HSBC policies, ethical standards and business strategies.
Board of Directors - Committees and Charters  The Board of Directors of HSBC USA has four standing committees: the Audit Committee, the Compliance Committee, the Fiduciary Committee and the Risk Committee. The charters of the Audit Committee, the Compliance Committee, the Fiduciary Committee and the Risk Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26565 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois 60045 Attention: Corporate Secretary.
Audit Committee The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC USA's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	HSBC USA's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC USA's independent auditors.
The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange (“NYSE”)): Robert K. Herdman (Chair), William R. P. Dalton and Louis Hernandez, Jr. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Herdman qualifies as an audit committee financial expert.
Audit Committee Report During the previous year, the Audit Committee met and held discussions with management and KPMG LLP. The Audit Committee reviewed and discussed with management and KPMG LLP the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Audit Committee also discussed with KPMG LLP the matters required to be discussed by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, such communications also included its findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.
KPMG LLP submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence. The Audit Committee discussed with KPMG LLP such firm's independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Audit Committee

Robert K. Herdman (Chair)
William R. P. Dalton
Louis Hernandez, Jr.
Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•
HSBC Bank USA's adherence to the provisions of the Bank Secrecy Act (“BSA”)/Anti-Money Laundering (“AML”) Consent Order with the OCC and our efforts to achieve and maintain an effective BSA/AML compliance program;

•	the corrective actions in the loan servicing, foreclosure processing and loss mitigation functions of HSBC Bank USA and to ensure that HSBC Bank USA complies with the OCC Servicing Consent Order;

•	HSBC Bank USA's adherence to the provisions of the Enterprise-Wide Compliance Consent Order with the OCC and our efforts to achieve and maintain an effective enterprise-wide compliance program; and

•	HSBC USA's and HSBC Bank USA's Compliance function and the development of a strong Compliance culture.
The Compliance Committee is currently comprised of the following directors: Richard A. Jalkut (Chair), Jeffrey A. Bader, Anthea Disney, Nancy G. Mistretta and Irene M. Dorner.
Fiduciary Committee The primary purpose of the Fiduciary Committee is to supervise the fiduciary activities of HSBC Bank USA to ensure the proper exercise of its fiduciary powers in accordance with 12 U.S.C. § 92a - Trust Powers of National Banks and

HSBC USA Inc.

related regulations promulgated by the OCC, which define fiduciary activities to include serving traditional fiduciary duties, such as trustee, executor, administrator, registrar of stocks and bonds, guardian, receiver or assignee; providing investment advice for a fee; and processing investment discretion on behalf of another.
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
Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC USA's risk appetite, tolerance and strategy;

•	our systems of risk management and internal control to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	alignment of strategy with our risk appetite, as defined by the Board of Directors; and

•
maintenance and development of a supportive and proactive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions and appropriately communicate regarding identified risks.

The Risk Committee is currently comprised of the following directors: Robert K. Herdman (Chair), Jeffrey A. Bader, William R. P. Dalton, Anthea Disney, Louis Hernandez, Jr., Richard A. Jalkut and Nancy G. Mistretta.
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
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following directors: Anthea Disney (Chair), George A. Lorch, Nancy G. Mistretta and Larree Renda. Ms. Disney and Ms. Mistretta currently serve as directors of HSBC North America and HSBC USA. Mr. Lorch and Ms. Renda currently serve as directors of HSBC North America and HSBC Finance.
Board of Directors - Director Qualifications  HSBC and the Board of Directors believe a Board comprised of members from diverse professional and personal backgrounds who provide a broad spectrum of experience in different fields and expertise best promotes the strategic objectives of HSBC USA. HSBC and the Board of Directors evaluate the skills and characteristics of prospective Board members in the context of the current makeup of the Board of Directors. This assessment includes an examination of whether a candidate is independent, as well as consideration of diversity, skills and experience in the context of the needs of the Board of Directors, including experience as a chief executive officer or other senior executive or in fields such as government, financial services, finance, technology, communications and marketing, and an understanding of and experience in a global business. Although there is no formal written diversity policy, the Board considers a broad range of attributes, including experience, professional and personal backgrounds and skills, to ensure there is a diverse Board. A majority of the non-executive Directors are expected to be active or retired senior executives of large companies, educational institutions, governmental agencies, service providers or non-profit organizations. Advice and recommendations from others, such as executive search firms, may be considered, as the Board of Directors deems appropriate.

HSBC USA Inc.

The Board of Directors reviews all of these factors, and others considered pertinent by HSBC and the Board of Directors, in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director's career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director's status as an “independent director,” the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management, will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.
As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC USA, each Director is expected to:

•	promote HSBC's brand values and standards in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

•	develop and maintain a sound understanding of the strategies, business and senior executive succession planning of HSBC USA;

•	carefully study all Board materials and provide active, objective and constructive participation at meetings of the Board and its committees;

•	assist in affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a good understanding of global economic issues and trends; and

•	seek clarification from experts retained by HSBC USA (including employees of HSBC USA) to better understand legal, financial or business issues affecting HSBC USA.
Under the Corporate Governance Standards, Directors have full access to senior management and other employees of HSBC USA. Additionally, the Board and its committees have the right at any time to retain independent outside financial, legal and other advisors, at the expense of HSBC USA.
Board of Directors - Delegation of Authority  The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority the Executive Committee approves and addresses all matters which are of a routine or technical nature and relate to matters in the ordinary course of business. The HSBC USA Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Compliance Officer, Chief Operating Officer, Heads of each Business, Chief Credit Officer, Head of Internal Audit, Head of Strategy and Planning, General Counsel, Secretary and Head of Corporate Affairs are members of the HSBC North America Executive Committee.
The objective of the Executive Committee is to maintain a reporting and control structure in which all of the line operations of HSBC North America and all its subsidiaries, including HSBC USA, are accountable to individual members of the Executive Committee who report to the HSBC North America Chief Executive Officer, who in turn reports to the HSBC Chief Executive Officer.
Board of Directors - Risk Oversight by Board  HSBC USA has a comprehensive risk management framework designed to ensure all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC USA commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit Committee, the Risk Committee and the Compliance Committee.
Audit Committee The Audit Committee has responsibility for oversight of and advice to the Board of Directors on matters relating to financial reporting and for oversight of internal controls over financial reporting. As set forth in our Audit Committee charter, the Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

HSBC USA Inc.

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	HSBC Finance Corporation's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent auditors.
The Audit Committee also has the responsibility, power, direction and authority to receive regular reports from the Internal Audit Department concerning major findings of internal audits and to review the periodic reports from the Internal Audit Department that include an assessment of the adequacy and effectiveness of HSBC USA's processes for controlling activities and managing risks.
Risk Committee As set forth in our Risk Committee charter, the Risk Committee has the responsibility, power, direction and authority to:

•
receive regular reports from the Chief Risk Officer that enable the Risk Committee to assess the risks involved in the business and how risks are monitored and controlled by management and to give explicit focus to current and forward-looking aspects of risk exposure which may require an assessment of our vulnerability to previously unknown or unidentified risks;

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	oversee and advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer (who also serves as the North America Regional Chief Risk Officer for HSBC);

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•
receive regular reports from HSBC USA's Asset Liability Management Committee (“ALCO”) in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures;

•
review with senior management, and, as appropriate, approve, guidelines and policies to govern the process for assessing and managing various risk topics, including litigation risk and reputational risk; and

•	oversee the continuing maintenance and enhancement of a strong enterprise-wide risk management culture.
At each quarterly Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee describing key and emerging risks for HSBC USA, which may include operational and internal controls, market, credit, information security, capital management, liquidity and litigation. In addition the head of each Risk functional area is available to provide the Risk Committee a review of particular potential risks to HSBC USA and management's plan for mitigating these risks.
HSBC USA maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC USA, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee. On an annual basis, the Board reviews the Risk Management Committee's charter and framework. The Operational Risk & Internal Control Committee (the “ORIC Committee”), the Fiduciary Risk Management Committee and the HSBC USA Disclosure Committee report to the Risk Management Committee and, together with the ALCO, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.
The ORIC Committee is responsible for oversight of the identification, assessment, monitoring, appetite for, and proactive management and control of, operational risk for HSBC USA. Operational Risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The ORIC Committee is designed to ensure

HSBC USA Inc.

that senior management fully considers and effectively manages our operational risk in a cost-effective manner so as to reduce the level of operational risk losses and to protect the organization from foreseeable future operational losses.
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
Compliance Committee As set forth in our Compliance Committee charter, the Compliance Committee has the responsibility, power, direction and authority to:

•	receive regular reports from management on plans to strengthen our compliance risk management practices;

•	oversee the continuing maintenance and enhancement of a strong compliance culture;

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

•	review the budget, plan, changes in plan, activities, organization and qualifications of the Compliance Department as necessary or advisable in the Committee's judgment;

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
In support of these responsibilities, HSBC Bank USA maintains an Executive Compliance Steering Committee, which is a management committee established to provide overall strategic direction and oversight to HSBC Bank USA's response to the consent cease and desist order issued by the OCC and significant HSBC Bank USA compliance issues. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Compliance Officer and senior management of our Compliance, Legal and other control functions. The Executive Compliance Steering Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Holdings Inc. Executive Compliance Steering Committee, which serves a similar role for HSBC North America with respect to the consent cease and desist orders issued by the Federal Reserve and the OCC. The Executive Compliance Steering Committee is supported by the HSBC North America Project Management Office, which is a management committee established as the HSBC North America Regional Compliance Officer's forum for developing and overseeing the response to the consent cease and desist orders. This committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions and prepares materials for presentation to the Board of Directors. The Project Steering Committee also provides oversight to individual project managers, compliance and BSA/AML subject matter experts, and external consultants to ensure any regulatory requested deliverables, including Federal Reserve and OCC deliverables, are met.
For further discussion of risk management generally, see the “Risk Management” section of the MD&A.
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2012 fiscal year.

HSBC USA Inc.

Code of Ethics  HSBC USA has adopted a Code of Ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC North America also has a general code of ethics applicable to all U.S. employees, including employees of HSBC USA, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11.	Executive Compensation

Compensation Discussion and Analysis
The following compensation discussion and analysis (the “2012 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC USA's executive officers in 2012. Specific compensation information relating to HSBC USA's Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executives is contained in this portion of the Form 10-K. Collectively, these officers are referred to as the Named Executive Officers (“NEOs”).
Oversight of Compensation Decisions
Remuneration Committee
The Board of Directors of HSBC Holdings plc (“HSBC”) has a Remuneration Committee (“REMCO”) which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. With authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of variable pay plans, share plans and other long-term incentive plans worldwide. In this role, REMCO is also responsible for approving the individual remuneration packages for the most senior HSBC executives, generally those having an impact on HSBC's risk profile (“senior executives”).
The members of REMCO during 2012 are the following non-executive directors of HSBC: J L Thornton (Chairman), J D Coombe, W S H Laidlaw and G Morgan (retired as a director on May 25, 2012). As an indirect wholly owned subsidiary of HSBC, HSBC USA is subject to the remuneration policy established by HSBC, and the Chief Executive Officer of HSBC USA is one of the senior executives whose compensation is reviewed and approved by REMCO.
Delegation of Authority from Remuneration Committee
The remuneration of executives who are not “senior executives” within the broader view of HSBC is determined by HSBC executives who have the authority delegated to them by REMCO to endorse remuneration (up to pre-determined levels of compensation and levels of management that vary by level of delegated authority). At the highest level, REMCO delegates this authority to the HSBC Group Chief Executive, Stuart T. Gulliver (“Mr. Gulliver”). Within his powers, Mr. Gulliver further delegated this authority regionally to approve pay packages to Irene M. Dorner (“Ms. Dorner”), as HSBC USA's Chief Executive Officer. Remuneration decisions can be further delegated to other relevant authorities within HSBC, as appropriate, depending on their level of responsibility and the scope of their role.
Those with delegated authority to approve remuneration for executives do so after consultation with HSBC's Group Managing Director of Human Resources as well as with the relevant heads of global business segments or heads of global staff functions, such as Finance or Legal. For example, Mr. Gulliver also delegates authority for endorsement of executive remuneration for the Global Banking and Markets business to the Chief Executive, Global Banking and Markets, Samir Assaf (“Mr. Assaf”). As a result, Ms. Dorner shares oversight and recommendation responsibility for the Global Banking and Markets businesses of HSBC USA with Mr. Assaf.
Board of Directors; HSBC North America Nominating and Governance Committee
The Board of Directors reviewed and made recommendations concerning proposed 2012 performance assessments and variable pay compensation award proposals for the Chief Executive Officer and direct reports to the Chief Executive Officer and certain other Covered Employees (“Covered Employees”), inclusive of the NEOs. The Board of Directors also reviewed fixed pay recommendations for 2013 for the NEOs and had the opportunity to recommend changes before awards were finalized.
The Nominating and Governance Committee of HSBC North America (the “HNAH Nominating and Governance Committee”) performed certain responsibilities related to oversight and endorsements of compensation for 2012 performance with respect to HSBC North America and its subsidiaries. The duties of the HNAH Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published

HSBC USA Inc.

by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making discretionary variable pay compensation recommendations, iii) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling discretionary variable pay compensation previously awarded, and iv) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The recommendations related to employee compensation are incorporated into the submissions to REMCO, or to Mr. Gulliver and Ms. Dorner, in instances where REMCO has delegated remuneration authority. During the fourth quarter of 2012 and in January 2013, the HNAH Nominating and Governance Committee reviewed the enhanced risk assessment measures with respect to risks taken and risk outcomes in connection with the performance review process and compensation recommendations for senior executives for 2012 performance. During the first quarter of 2013, the HNAH Nominating and Governance Committee reviewed the final risk evidencing statements that are required of all U.S. business units and functions to support 2012 variable pay recommendations for Covered Employees.
Compensation and Performance Management Governance Sub-Committee
In 2010, HSBC North America established the Compensation and Performance Management Governance Committee (“CPMG Committee”). The CPMG Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit, Human Resources and Corporate Secretary. The CPMG Committee has responsibility for oversight of compensation for Covered Employees; approves the list of Covered Employees and their mandatory performance scorecard objectives; reviews compensation and recommendations related to regulatory and audit findings; performs incentive plan reviews; may review guaranteed bonuses and buyouts of bonuses and equity grants; and can make recommendations to reduce or cancel previous grants of incentive compensation based on actual results and risk outcomes. The CPMG Committee can make its recommendations to the HNAH Nominating and Governance Committee, REMCO, Mr. Gulliver, or Ms. Dorner, depending on the nature of the recommendation or the delegation of authority for making final decisions. The CPMG Committee held eight formal meetings in 2012, as well as two formal meetings during the first quarter of 2013.
Objectives of HSBC USA's Compensation Program
A global reward strategy for HSBC, as approved by REMCO, is utilized by HSBC USA. The usage of a global reward strategy promotes a uniform compensation philosophy throughout HSBC, common standards and practices throughout HSBC's global operations, and a particular framework for REMCO to use in carrying out its responsibilities. The reward strategy includes the following elements:

•
A focus on total compensation (fixed pay and annual discretionary variable pay) with the level of annual discretionary variable pay (namely, cash, deferred cash and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within a performance scorecard framework.

•
Our most senior executives, including Ms. Dorner and John T. McGinnis (“Mr. McGinnis”), Patrick M. Nolan (“Mr. Nolan”), C. Mark Gunton (“Mr. Gunton”) and Kevin R. Martin (“Mr. Martin”), set objectives using a performance scorecard framework. Under a performance scorecard framework, objectives are separated into two categories, financial objectives and non-financial objectives, and the weighting between categories varies by executive. The performance scorecard also requires an assessment of the executive's adherence to HSBC values and behaviors consistent with managing a sound financial institution. Specific objectives are required of all Covered Employees including targets relating to Compliance, Internal Audit and general risk management and internal control measures.

•
In the performance scorecards, certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive's respective business unit and increasing employee engagement metrics. Qualitative objectives may include key strategic business initiatives or projects for the executive's respective business unit. Quantitative and qualitative objectives only provide some guidance with respect to 2012 compensation. However, in keeping with HSBC's reward strategy, discretion played a considerable role in establishing the annual discretionary variable pay awards for HSBC USA's senior executives;

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

HSBC USA Inc.

•
A total compensation package (fixed pay, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in the respective markets in which HSBC operates.

Internal Equity
HSBC USA's executive officer compensation is analyzed internally at the direction of HSBC's Group Managing Director of Human Resources with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective Comparator Group, as detailed herein.
Link to Company Performance
HSBC's compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. HSBC seeks to offer competitive fixed pay with a significant portion of discretionary variable pay compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC overall. The discretionary annual variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation - Annual Discretionary Variable Pay Awards. Common objectives for the NEOs included: improvement in cost efficiency; execution of transformation projects; enhancement of control environment; mitigation of risk and compliance to regulatory and HSBC standards. Each NEO also had other individual objectives specific to his or her role.
We have a strong orientation to use variable pay to reward performance. Consequently, variable pay makes up a significant proportion of total compensation, while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive's individual performance, including business results and the management of risk within his or her responsibilities.
As the determination of the variable pay awards relative to 2012 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2012, the final determination on 2012 total compensation was not made until February 2013. To make that evaluation, Mr. Gulliver and Ms. Dorner received reports from management concerning satisfaction of 2012 corporate, business unit and individual objectives.
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
In 2012, REMCO retained Towers Watson to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC's total direct compensation levels in relation to the Comparator Group. Towers Watson provided competitive positions on the highest level executives in HSBC, including HSBC USA's NEOs with the exception of Messrs. McGinnis and Gunton. Comparative competitor information was provided to Messrs. Gulliver and Assaf and Ms. Dorner to evaluate the competitiveness of proposed executive compensation.
The primary Comparator Group consists of our global peers with comparable business operations located within U.S. borders. A secondary Comparator Group was also used which consisted of U.S.-based peers with comparable business operations. These organizations are publicly held companies that compete with HSBC for business, customers and executive talent and are broadly similar in size and international scope. The Comparator Group is reviewed annually with the assistance of Towers Watson. The Comparator Group for 2012 consisted of:

Global Peers
Bank of America	JPMorgan Chase
Barclays	Santander
BNP Paribas	Standard Chartered
Citigroup	UBS
Deutsche Bank
The aggregate fee paid to Towers Watson for services provided to HSBC was $484,567, of which $28,202 was apportioned to HSBC USA. Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. In 2012, the aggregate fee paid to Towers Watson by HSBC North America for these other services was $1,960,015.

HSBC USA Inc.

The total compensation review for Messrs. McGinnis and Gunton included comparative competitor information based on broader financial services industry data and general industry data that was compiled from compensation surveys prepared by consulting firm McLagan Partners Inc. ("McLagan"). The aggregate fee paid to McLagan for executive compensation consulting services by HSBC North America was $55,143 and for non-executive consulting services was $48,150. Additionally, HSBC paid $606,113 to McLagan for fees related to compensation surveys used globally.
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
Annual Discretionary Variable Pay Awards
Annual discretionary variable pay (“variable pay”) awards vary from year to year and are offered as part of the total compensation package to motivate and reward strong performance. Superior performance is encouraged by placing a part of the executive's total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all. Variable pay awards may be granted as cash, deferred cash, and long-term equity incentive awards. Employees will become fully entitled to deferred cash over a three year vesting period.
Long-term equity incentive awards may be made in the form of stock options, restricted shares, and restricted share units (“RSUs”). The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC USA's business over a period of time by aligning the financial interests of these employees with those of HSBC's shareholders.
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
In 2005, HSBC shifted its equity-based compensation awards to restricted shares with a time vesting condition, in lieu of stock options. Starting in 2009, RSUs have been awarded as the long-term equity incentive component of variable discretionary pay. The restricted shares and RSUs granted consist of a number of shares to which the employee will become fully entitled, generally over a three year vesting period. The restricted shares and RSUs granted by HSBC also carry rights to dividend equivalents which are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders.
Following shareholder approval of the HSBC Share Plan 2011, HSBC introduced a new form of long-term equity incentive awards for senior executives under the Group Performance Share Plan (“GPSP”). Grants under the GPSP aim to achieve alignment between the interests of participants and the interests of shareholders and to encourage participants to deliver sustainable long-term business performance. Grants under the GPSP are approved by REMCO, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are composed of 60 percent financial measures, such as return on equity, capital efficiency ratio, capital strength and dividends, and 40 percent non-financial measures, including strategy execution, brand equity, compliance, reputation and people. Grants under the GPSP comprise a number of shares to which the employee will become fully entitled, generally over a five year vesting period, subject to continued employment with HSBC. Shares which are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC.
REMCO consider and decide the grant of long-term equity awards and consider the individual executive's performance and goal achievement as well as the total compensation package when determining the allocation. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based

HSBC USA Inc.

compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC's shareholders.
Perquisites
HSBC USA's philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect HSBC USA and its executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of compensation, except as described below.
Ms. Dorner and Messrs. Nolan, Gunton and Martin participated in general benefits available to executives of HSBC USA and certain additional benefits and perquisites available to executives on international assignments. Compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and attractive to the executive in relation to the significant commitment that must be made in connection with a global posting. The additional benefits and perquisites may be significant when compared to other compensation received by other executive officers of HSBC USA and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC locations globally and are deemed appropriate by HSBC senior management. Perquisites are further described in the Summary Compensation Table.
Retirement Benefits
HSBC North America offered a qualified defined benefit pension plan under which HSBC USA executives could participate and receive a benefit equal to that provided to all eligible employees of HSBC USA with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that future contributions ceased under the Cash Balance formula, the plan closed to new participants and employees no longer accrue any future benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC USA does not pay any above-market or preferential interest in connection with deferred amounts. As international assignees, Ms. Dorner and Messrs. Nolan, Gunton and Martin are accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained in the Pension Benefits Table.
Performance Year 2012 Compensation Actions
HSBC and HSBC USA aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
Levels of fixed pay were reviewed and management determined that in two instances adjustments in fixed pay of a NEO were warranted. Effective February 1, 2013, Ms. Dorner's fixed pay was increased to $1,000,000 in connection with her appointment to Group Managing Director. Effective February 1, 2013, fixed pay for Mr. Nolan was increased to $700,000 in connection with his appointment to Group General Manager.
Variable pay recommendations were driven by HSBC USA's financial performance in 2012 and are reflective of the continued progress HSBC USA has made in repositioning and transforming our business to ensure sustainable profitability and long-term growth. The Commercial Banking segment continues to demonstrate strong underlying performance while continuing to capitalize on the increasing international needs of U.S. businesses. In the Retail Banking and Wealth Management segment, we continue to make steady progress in deepening our relationships with these key customers. This segment also successfully completed in 2012 a series of sales of Upstate New York banking branches to First Niagara, KeyBank, Community Bank and Five Star Bank. Upon strategic review of our Mortgage business it has been announced that we have signed an agreement with PHH regarding our ongoing mortgage originations and servicing operations. The Global Private Banking segment continued to dedicate resources to strengthening service and product offerings to high net worth individuals, resulting in growth in overall client assets. The Global Banking and Markets segment leveraged its connections with the Commercial Banking segment, resulting in an increase in trading revenue. We believe the strength of our strategic objectives and the direction of our executive officers are united to support HSBC's interests and that of HSBC's shareholders. Variable pay awards for HSBC USA were approved to be awarded to all of the NEOs.
Variable pay awarded to most employees in respect of 2012 performance is subject to deferral requirements under the HSBC Group Minimum Deferral Policy, which requires 10% to 50% of variable pay be awarded in the form of RSUs for HSBC Holdings plc ordinary shares that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.
Some executives, however, are subject to a different set of deferral requirements because they are designated as Code Staff (“Code Staff”), as defined by the United Kingdom's Financial Services Authority (“FSA”) Remuneration Code (“the Code”). HSBC USA, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with the Code, which requires firms

HSBC USA Inc.

to identify Code Staff employees. Code Staff are defined as all employees that have a material impact on the firm's risk profile, including individuals who perform significant influence functions for a firm, executives, senior managers, and risk takers, as defined by the Code.
Variable pay typically awarded to Code Staff in respect of 2012 performance is subject to different deferral rates than other employees under the HSBC Group Minimum Deferral Policy. Variable pay awards in excess of $750,000 are subject to a 60% deferral rate and variable pay awards below $750,000 are subject to a 40% deferral rate. Deferral rates are applied to the total variable pay award (excluding the GPSP award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. Thirty-three percent (33%) of the deferred cash and deferred RSUs vest on each of the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2012 performance will be paid on March 22, 2013. Deferred cash, deferred RSUs, and non-deferred shares will be granted on March 11, 2013.
Of the HSBC USA NEOs for 2012, Ms. Dorner and Messrs. Nolan and Martin were identified as Code Staff. The respective variable pay awards for 2012 performance Messrs. Nolan and Martin were paid in the following components:

•
Mr. Nolan's variable pay award for performance in 2012 is $2,534,250. The deferred portion of his variable pay consists of $760,275 in deferred cash and $760,275 in deferred RSUs. Mr. Nolan's remaining variable pay is delivered in equal parts non-deferred cash ($506,850) and immediately-vested shares ($506,850). Mr. Nolan did not receive a GPSP award.

•
Mr. Martin's variable pay award for performance in 2012 is $837,000. The deferred portion of his variable pay consists of $251,100 in deferred cash and $251,100 in deferred RSUs. Mr. Martin's remaining variable pay is delivered in equal parts non-deferred cash ($167,400) and immediately-vested shares ($167,400). Mr. Martin did not receive a GPSP award.

While Ms. Dorner was identified as Code Staff during 2012, the vesting of the deferred cash and deferred RSUs was different than those typically awarded to Code Staff. In 2012, HSBC Bank USA and HSBC entered into a deferred prosecution with the United States Department of Justice in connection with a failure to have effective anti-money laundering controls in place. Related to this agreement, executives holding the title of Group General Manager or higher in 2012 have their deferred cash and deferred RSUs granted for performance in 2012 vest five years after the grant date. Additionally, deferred RSUs granted to Ms. Dorner are not subject to an additional six-month retention period upon becoming vested. The proportions of her total variable pay award split between deferred cash, deferred share award, non-deferred cash and non-deferred share award are still consistent with other Code Staff.

•
Ms. Dorner's total variable pay award for performance in 2012 is $3,029,590. She received a GPSP award of $980,000. The deferred portion of her variable pay consists of $614,877 in deferred cash and $614,877 in deferred RSUs. Ms. Dorners's remaining variable pay is delivered in equal parts non-deferred cash ($409,918) and immediately-vested shares ($409,918).

Messrs. McGinnis and Gunton are not recognized as Code Staff employees and are not subject to the deferral rates applicable only to Code Staff. Under the HSBC Group Minimum Deferral Policy applicable to those not recognized as Code Staff, Messrs. McGinnis and Gunton each will receive 40% and 35%, respectively, in RSUs as a percent of their total variable pay award for performance in 2012. Messrs. McGinnis and Gunton did not receive GPSP awards.
The following table summarizes the compensation decisions made with respect to the NEOs for the 2011 and 2012 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the Summary Compensation Table include equity compensation in the year granted. Also, the Summary Compensation Table includes changes in pension value and non-qualified deferred compensation earnings and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

HSBC USA Inc.

	Fixed Pay(1)		Annual Discretionary Variable Cash(2)		Long-term Equity Incentive Award(3)		Total Compensation		Year over Year % Change
	2011	2012	2011	2012	2011	2012	2011	2012
Irene M. Dorner President and Chief Executive Officer	$700,000	$700,000	$1,000,000	$1,024,795	$1,350,000	$2,004,795	$3,050,000	$3,729,590	22%
John T. McGinnis Senior Executive Vice President and Chief Financial Officer	$463,077	$500,000	$510,000	$558,000	$340,000	$372,000	$1,313,077	$1,430,000	9%
Patrick M. Nolan Senior Executive Vice President, Head of Global Banking and Markets Americas	$500,000	$500,000	$1,103,250	$1,267,125	$1,103,250	$1,267,125	$2,706,500	$3,034,250	12%
C. Mark Gunton(4) Senior Executive Vice President, Chief Risk Officer	$523,144	$513,843	$446,550	$362,700	$240,450	$195,300	$1,210,144	$1,071,843	(11)%
Kevin R. Martin Senior Executive Vice President, and Head of RBWM North America	N/A	$420,000	N/A	$418,500	N/A	$418,500	N/A	$1,257,000	—%

(1)	Mr. McGinnis received a fixed pay increase from $400,000 to $500,000 effective August 8, 2011.

(2)	Annual Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(3)
Long-term Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Long-Term Equity Incentive Award indicated for 2012 is earned in performance year 2012 but will be granted in March 2013. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in March 2012 is disclosed for the 2012 fiscal year under the column of Stock Awards in that table. The grant date fair value of equity granted in March 2013 will be disclosed for the under the column of Stock Awards in the Summary Compensation Table reported for the 2013 fiscal year. Long-term Equity Incentive Award amount includes immediately-vested shares, deferred RSUs and GPSP awards.

(4)
In his role as Chief Risk Officer of HSBC North America, Mr. Gunton has oversight over HSBC USA, as well as HSBC Finance Corporation. Amounts discussed within the 2012 CD&A and also the accompanying executive compensation tables represent the full compensation paid to Mr. Gunton for his role as Senior Executive Vice President, Chief Risk Officer for all three companies. Mr. Gunton has also been disclosed as an NEO in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2012.

Compensation-Related Policies
Reduction or Cancellation of Deferred Cash and Long-Term Equity Incentive Awards, including “Clawbacks”
REMCO has the discretion to reduce or cancel all unvested awards under HSBC share plans after January 1, 2010, including RSUs, deferred cash, and any accrued dividends on unvested awards. Circumstances that may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee's business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.
REMCO will assess the seriousness of the circumstances to determine the award reduction, up to a cancellation of the award. Factors considered in the assessment can include the degree of individual responsibility and the proximity of individuals to the event leading to a clawback; the magnitude or the financial impact of the event; the extent of the internal mechanisms failed; circumstances pointing to control weaknesses or poor performance; and whether the financial impact of the circumstances can be adequately covered by adjustments to the variable pay awards in the year in which the circumstance is discovered. The awards that may be reduced are not limited to unvested awards granted in the year in which the clawback event occurred, and all unvested awards are available for application of a clawback.
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

HSBC USA Inc.

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
Compensation Committee Interlocks and Insider Participation
As described in the 2012 CD&A, HSBC USA is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”
Compensation Committee Report
HSBC USA does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC USA Board of Directors were presented with information on proposed compensation for performance in 2012, the final decisions regarding remuneration policies and executive officer awards were made by REMCO or by Mr. Gulliver or Ms. Dorner, where REMCO has delegated final decisions. We, the members of the Board of Directors of HSBC USA, have reviewed the 2012 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2012 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive compensation in 2012. HSBC USA senior management has advised us that they believe the 2012 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2012 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC USA Inc.
Jeffrey A. Bader
William R. P. Dalton
Anthea Disney
Irene M. Dorner
Robert K. Herdman
Louis Hernandez. Jr.
Richard A. Jalkut
Nancy Mistretta

HSBC USA Inc.

Executive Compensation
The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2012 to (i) Ms. Irene M. Dorner who served as HSBC USA's Chief Executive Officer, (ii) Mr. John T. McGinnis, who served as HSBC USA's Chief Financial Officer, and (iii) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2012.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Irene M. Dorner	2012	$700,000	$1,024,795	$1,350,000	$—	$—	$827,156	$637,439	$4,539,390
President and Chief Executive Officer	2011	$700,000	$1,000,000	$1,014,583	$—	$—	$509,947	$801,764	$4,026,294
	2010	$566,346	$760,417	$493,120	$—	$—	$364,959	$498,693	$2,683,535
John T. McGinnis	2012	$500,000	$558,000	$340,000	$—	$—	$48,255	$65,000	$1,511,255
Senior Executive Vice President and Chief Financial Officer	2011	$463,077	$510,000	$262,500	$—	$—	$—	$532,766	$1,768,343
	2010	$418,462	$487,500	$200,000	$—	$—	$47,166	$40,521	$1,193,649
Patrick M. Nolan(6)	2012	$500,000	$1,267,125	$1,103,250	$—	$—	$284,749	$728,981	$3,884,105
Senior Executive Vice President, Head of Global Banking and Markets Americas	2011	$500,000	$1,103,250	$1,165,750	$—	$—	$281,560	$411,325	$3,461,885

C. Mark Gunton	2012	$513,843	$362,700	$240,450	$—	$—	$860,445	$813,436	$2,790,874
Senior Executive Vice President, Chief Risk Officer	2011	$523,144	$446,550	$227,500	$—	$—	$268,826	$540,587	$2,006,607
	2010	$514,157	$422,500	$300,000	$—	$—	$159,083	$797,513	$2,193,253
Kevin R. Martin(6)	2012	$420,000	$418,500	$360,000	$—	$—	$—	$551,317	$1,749,817
Senior Executive Vice President, and Head of RBWM North America

(1)	Mr. McGinnis received a fixed pay increase from $440,000 to $500,000 effective August 8, 2011.
For Ms. Dorner, the amount for 2010 is reflective of rebalancing of total compensation that was completed in 2010 and which shifted a portion of total compensation pay to fixed pay. The rebalance adjustment was effective June 28, 2010. Separately, Mr. McGinnis received a fixed pay increase from $400,000 to $440,000 effective July 12, 2010 upon his appointment as Chief Financial Officer.

(2)
The amounts disclosed in 2012 are related to 2012 performance but were paid in March 2013. For Ms. Dorner and Messrs. Nolan and Martin, the amounts include a portion granted in the form of deferred cash, as disclosed under the Performance Year 2012 Compensation Actions. Ms. Dorner and Messrs. Nolan, and Martin will become fully entitled to the deferred cash over a three year vesting period, and at the end of the vesting period, the deferred cash will be credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period.

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

(4)
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), the HSBC - North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Household Supplemental Retirement Income Plan (“SRIP”), the HSBC Bank (UK) Pension Scheme - Defined Benefit Section (“DBS Scheme”), the Unfunded Unapproved Retirement Benefit Scheme ("UURBS"), and the HSBC International Retirement Benefits Scheme (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are: Ms. Dorner - $530,650 (DBS Scheme, Samuel Montagu Section), $296,506 (UURBS); Mr. McGinnis - $5,607 (Pension Plan), $974 (SRIP), $41,674 (NQDCP); Mr. Nolan - $284,749 (DBS Scheme, Midland Section); Mr. Gunton - $860,445 (ISRBS). Amounts reflected for Messrs. McGinnis, Nolan and Gunton, respectively, for 2011 have been adjusted from the previously disclosed values.

(5)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as tax preparation services and expatriate benefits to the extent such perquisites and other personal benefits exceeding $10,000 in 2012. The following itemizes perquisites and other benefits for each Named Executive Officer who received perquisites and other benefits in excess of $10,000: Financial Planning and/or Executive Tax Services for Ms. Dorner and Messrs. Nolan, Gunton and Martin were $1,263, $1,239, $1,236, and $1,135, respectively; Executive Travel Allowances for Ms. Dorner and Messrs. Nolan, Gunton, and Martin were $60,722, $51,238, $66,280, and $74,684, respectively; Housing, Storage and Furniture Allowances for Ms. Dorner and Messrs. Nolan, Gunton, and Martin were $541,078, $286,772, $127,375, and

HSBC USA Inc.

$266,099, respectively; Relocation Expenses for Messrs. McGinnis was $50,000; Executive Physical and Medical Expenses for Ms. Dorner and Mr. Gunton were $32,841 and $2,981, respectively; Tax Equalization resulted in net payments to Messrs. Nolan, Gunton, and Martin of $24,629, $489,367, and $25,619, respectively; Mortgage Subsidies for Mr. Gunton were $13,336; Children's Educational Allowances for Messrs. Nolan, Gunton and Martin were $128,100, $67,451 and $118,849, respectively; Additional Compensation for Ms. Dorner and Messrs. Nolan, and Martin were $1,535, $2,307, and $136, respectively.
Further Mr. Nolan received a payment in association with the extension of his international assignment with a value of $234,696, inclusive of a gross-up for taxes.
All Other Compensation also includes HSBC USA's contribution of $15,000 for Mr McGinnis's participation in the HSBC - North America (U.S.) Tax Reduction Investment Plan ("TRIP") in 2012. In addition, Messrs. Gunton and Martin had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) for International Managers in amount of $45,410 and $64,795, respectively. The values of the respective company contributions in the IRBP for Messrs. Gunton and Martin were calculated using an exchange rate from GBP to U.S. dollars of 1.6163. IRBP is described under Savings and Pension Plans - Deferred Compensation Plans.
Amounts reflected for Ms. Dorner for 2011 and 2010 have been adjusted from the previously disclosed values to include additional expenses for housing, inclusive of gross-ups for taxes.

(6)
This table only reflects officers who were Named Executive Officers for the particular referenced years above. Mr. Nolan was not a Named Executive Officer in fiscal year 2010 so the table only reflects compensation for fiscal years 2011 and 2012. Mr. Martin was not a Named Executive Officer in fiscal years 2010 and 2011 so the table only reflects compensation for fiscal year 2012. Amounts shown for Mr. Martin represent compensation earned for his service as Head of RBWM North America for HSBC USA and HSBC Canada. Mr. Gunton has also been disclosed as a Named Executive Officer in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2012.

HSBC USA Inc.

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
Irene M. Dorner	3/12/2012	(1)							68,120			$600,000
President and Chief Executive Officer	3/12/2012	(2)							45,413			$400,000
	3/12/2012	(3)		$600,000
	3/12/2012	(4)							39,736			$350,000
John T. McGinnis	3/12/2012	(5)							38,601			$340,000
Senior Executive Vice President and Chief Financial Officer
Patrick M. Nolan	3/12/2012	(1)							75,153			$661,950
Senior Executive Vice President, Head of Global Banking and Markets Americas	3/12/2012	(2)							50,102			$441,300
	3/12/2012	(3)		$661,950
C. Mark Gunton	3/12/2012	(5)							27,299			$240,450
Senior Executive Vice President, Chief Risk Officer
Kevin R. Martin	3/12/2012	(5)							40,872			$360,000
Senior Executive Vice President, and Head of RBWM North America

(1)
Reflects grant of RSUs, which vests thirty-three percent (33%) on the first and second anniversaries of the grant date and thirty-four percent (34%) on the third anniversary of the grant date. Upon vesting, RSUs are subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

(2)
Reflects grant of immediately-vested shares, yet subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

(3)
Reflects grant of deferred cash, which vests thirty-three percent (33%) on the first and second anniversaries of the grant date and thirty-four percent (34%) on the third anniversary of the grant date. At the end of the vesting period, deferred cash is credited with a notional rate of return equal to the annual dividend yield of HSBC Holdings plc shares over the period.

(4)
Reflects grant of GPSP awards, which vests one-hundred percent (100%) on March 13, 2017. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

(5)
Reflects grant of RSUs, which vest thirty-three percent (33%) on the first and second anniversaries of the grant date and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

HSBC USA Inc.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Irene M. Dorner						18,000	(3)	$188,205
President and Chief Executive Officer						36,398	(4)	$380,572
						16,493	(5)	$172,448
						71,277	(6)	$745,261
						41,578	(7)	$434,733
John T. McGinnis						7,300	(3)	$76,328
Senior Executive Vice President and Chief Financial Officer						18,418	(4)	$192,576
						40,390	(6)	$422,312
Patrick M. Nolan						69,332	(8)	$724,925
Senior Executive Vice President, Global Banking and Markets Americas						49,078	(4)	$513,152
						78,637	(6)	$822,216

C. Mark Gunton						10,952	(3)	$114,512
Senior Executive Vice President, Chief Risk Officer						15,963	(4)	$166,907
						28,564	(6)	$298,661
Kevin R. Martin						3,832	(3)	$40,067
Senior Executive Vice President, and Head of RBWM North America						15,102	(4)	$157,904
						42,766	(6)	$447,155

(1)	Share amounts include additional awards accumulated over the vesting periods.

(2)	The HSBC share market value of the shares on December 31, 2012 was GBP 6.469 and the exchange rate from GBP to U.S. dollars was 1.6163.

(3)	Thirty-three percent (33%) of this award vested on February 28, 2011, thirty-three percent (33%) vested on February 27, 2012, and thirty-four percent (34%) vests on February 25, 2013.

(4)	Thirty-three percent (33%) of this award vested on March 15, 2012, thirty-three percent (33%) vests on March 15, 2013, and thirty-four percent (34%) will vest on March 17, 2014.

(5)	This award will vest in full on March 15, 2016.

(6)	Thirty-three percent (33%) of this award vests on March 12, 2013, thirty-three percent (33%) will vest on March 12, 2014, and thirty-four percent (34%) will vest on March 12, 2015.

(7)	This award will vest in full on March 13, 2017.

(8)	One half of this award vested on February 27, 2012, and one half vests on February 25, 2013.

HSBC USA Inc.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)		Value Realized on Vesting($)(1)
Irene M. Dorner			186,448	(3)	$1,657,787
President and Chief Executive Officer
John T. McGinnis			77,137	(4)	$682,107
Senior Executive Vice President and Chief Financial Officer
Patrick M. Nolan			329,281	(5)	$2,920,564
Senior Executive Vice President, Head of Global Banking and Markets Americas
C. Mark Gunton			35,817	(6)	$318,691
Senior Executive Vice President, Chief Risk Officer
Kevin R. Martin			29,300	(7)	$258,490
Senior Executive Vice President, and Head of RBWM North America

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise or release and the exchange rate from GBP to USD on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period and resulting from the rights issue completed in April 2009.

(3)
Includes the release of 82,862 shares granted on March 2, 2009, the partial release of 47,494 shares granted on March 1, 2010, the partial release of 49,739 shares granted on March 15, 2011, and the release of 45,413 shares granted on March 12, 2012.

(4)
Includes the release of 29,207 shares granted on March 2, 2009, the release of 21,278 shares granted on April 30, 2009, the partial release of 19,262 shares granted on March 1, 2010, and the partial release of 25,169 shares granted on March 15, 2011.

(5)
Includes the release of 98,245 shares granted on March 2, 2009, the release of 49,125 shares granted on March 2, 2009, and the partial release of 122,671 on March 1, 2010, the partial release of 67,066 shares granted on March 15, 2011, and the release of 50,102 shares granted on March 12, 2012.

(6)	Includes the release of 13,852 shares granted on March 2, 2009, the partial release of 28,894 shares granted on March 1, 2010, and the partial release of 21,813 shares granted on March 15, 2011.

(7)	Includes the release of 14,389 shares granted on March 2, 2009, the partial release of 10,112 shares granted on March 1, 2010, and the partial release of 20,639 shares granted on March 15, 2011.

HSBC USA Inc.

Pension Benefits

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Irene M. Dorner	DBS Scheme – Montagu	26.5	$2,898,397	(2)	$—
President and Chief Executive Officer	UURBS	26.5	$970,174		$—
John T. McGinnis	Pension Plan – Account	6.8	$36,277		$—
Senior Executive Vice President and Chief Financial Officer	Based SRIP	4.8	$50,173		$—
Patrick M. Nolan	DBS Scheme – Midland	25.3	$976,336	(2)	$—
Senior Executive Vice President, Head of Global Banking and Markets Americas	Post
C. Mark Gunton	ISRBS	34.0	$4,426,084	(2)	$—
Senior Executive Vice President, Chief Risk Officer
Kevin R. Martin
Senior Executive Vice President, and Head of RBWM North America

(1)	Plan described under Savings and Pension Plans.

(2)	The amount was converted from GBP to USD using the exchange rate of 1.6163 as of December 31, 2012.

Savings and Pension Plans
Pension Plan
Pension Plan The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC - North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 23, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements, effective January 1, 2013, the Pension Plan was frozen such that future contributions will cease under Cash Balance formula and the Pension Plan closed to new participants and employees no longer accrue any future benefits under the Pension Plan. Effective January 1, 2011, no benefits presently were earned under any of the legacy formulas of the Pension Plan. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and did not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.
Supplemental Retirement Income Plan (SRIP)
The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC - North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula between July and December in the calendar year following the year of termination. No additional benefits will accrue under SRIP after December 31, 2010.
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

HSBC USA Inc.

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
Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2012 is $250,000. The limit for years after 2012 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).
HSBC Bank (UK) Pension Scheme - Defined Benefit Section (“DBS Scheme”)
The HSBC Bank (UK) Pension Scheme - Defined Benefit Section (“DBS”) is a non-contributory, defined benefit pension plan for employees of HSBC Bank plc. Benefits are determined under a number of different formulas that vary based on year of hire and employer. The Samuel Montagu Section of the DBS was merged into the DBS on January 17, 2000, and applies to executives who were hired by Samuel Montagu & Co. Ltd. prior to January 16, 2000. The normal retirement benefit at age 60 for members of the Executive section is 2/3rd of final pensionable fixed pay plus a one-time 3% increase under the terms of the agreement that transferred the assets and liabilities of the Samuel Montagu Pension Scheme to the HSBC Bank (UK) Pension Scheme - Defined Benefit Section. For executives earning over GBP100,000 at retirement, final pensionable fixed pay is the average basic annual fixed pay over the last three years before retirement. Executives who wish to retire before age 60 are eligible for an actuarially reduced benefit if they receive the consent of HSBC Bank (UK) and the DBS Trustee. The Midland Section for Post 74 Joiners of the DBS applies to executives who were hired after December 31, 1974, but prior to July 1, 1996, by HSBC Bank plc. The normal retirement benefit at age 60 is 1/60th of final fixed pay multiplied by number of years and complete months of Midland Section membership plus pensionable service credits up to a maximum of 40, reduced by 1/80th of the single person's Basic State Pension for the 52 weeks prior to leaving pensionable service multiplied by number of years and complete months of Midland Section membership. For this purpose, final fixed pay is the actual fixed pay paid during the final 12 months of service for those earning an annualized fixed pay that is less than or equal to GBP100,000 at the time of retirement and the average fixed pay for the last three years before retirement for those earning an annualized fixed pay that is greater than GBP100,000 at the time of retirement. Executives who are at least age 50 may retire before age 60 in which case the retirement benefit is reduced actuarially.
Unapproved Unfunded Retirement Benefits Scheme (“UURBS”)
Unapproved Unfunded Retirement Benefits Scheme (“UURBS”) is an unfunded defined benefit plan that is designed to provide executives who opt out of their tax advantaged U.K. pension plan with aggregate benefits that are equivalent to the benefits the executive would have received if they had remained active participants in the relevant pension plan. Benefits paid by the UURBS are not paid by a pension trust but are paid directly by the employer and are not subject to additional U.K. taxes on amounts in excess of the Lifetime Allowance, GBP1,800,000 for 2011/2012.
HSBC International Retirement Benefits Scheme (Jersey) (“ISRBS”)
The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member's voluntary contribution fund, if any, shall be commuted for a retirement benefit.

HSBC USA Inc.

The annual pension payable at normal retirement is 1/480 of the member's final fixed pay for each completed month in the executive section, 1.25/480 of his final fixed pay for each completed month in the senior management section, and 1.50/480 of his final fixed pay for each completed month in the general management section. A member's normal retirement date is the first day of the month coincident with or next following his 53rd birthday. Payments may be deferred or suspended but not beyond age 75.
If a member leaves before normal retirement with at least 15 years of service, he will receive a pension which is reduced by 0.25 percent for each complete month by which termination precedes normal retirement. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent of his reduced pension.
If a member dies before age 53 while he is still accruing benefits in the ISRBS then both a lump sum and a widow's pension will be payable immediately.
The lump sum payable would be the cash sum equivalent of the member's Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if he had continued in service until age 53, computed on the assumption that his final fixed pay remains unaltered. In addition, where applicable, the member's voluntary contributions fund will be paid as a lump sum.
In general, the widow's pension payable would be equal to one half of the member's Anticipated Pension. As well as this, where applicable, a children's allowance is payable on the death of the Member equal to 25% of the amount of the widow's pension.
If the member retires before age 53 on the grounds of infirmity he will be entitled to a pension as from the date of his leaving service equal to his Anticipated Pension, where Anticipated Pension has the same definition as in the previous section.
Present Value of Accumulated Benefits
For the Account Based formula: The value of the notional account balances currently available on December 31, 2012.
For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company's audited financial statements for the period ending December 31, 2012. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2012.
Deferred Compensation Plans
Tax Reduction Investment Plan HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $17,000 for 2012 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2012), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
If the employee has been employed for at least one year, HSBC USA contributes three percent of compensation on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant's compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant's after-tax contributions that have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant's after-tax contributions that have been matched may be withdrawn after five years of participation in the plan. A participant's pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 ½. Participants may borrow from their TRIP accounts under certain circumstances.
Supplemental Tax Reduction Investment Plan HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC USA and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants received a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant. Employer contributions to STRIP participants terminated after December 31, 2010.
Non-Qualified Deferred Compensation Plan HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC USA. Certain Named Executive Officers are eligible to contribute up to 80 percent

HSBC USA Inc.

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
For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment, or if the participant has over 10 years of service, installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC USA. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant's deemed elections reducing the likelihood of an underfunded plan.
HSBC International Retirement Benefit Plan (“IRBP”) for International Managers The HSBC International Retirement Benefit Plan (“IRBP”) is a defined contribution retirement savings plan maintained for certain international managers who have attained the maximum number of years of service for participation in other plans covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15% of fixed pay and may elect to contribute 2.5% of fixed pay as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions of fixed pay. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.
Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

Name	Executive Contributions in 2012(1)		Employer Contributions in 2012(2)	Aggregate Earnings in 2012	Aggregate Withdrawals/ Distributions in 2012	Aggregate Balance at 12/31/2012(3)
Irene M. Dorner	N/A		N/A	N/A	N/A	N/A
President and Chief Executive Officer
John T. McGinnis	$60,600	(4)	$—	$53,357	$—	$455,719
Senior Executive Vice President and Chief Financial Officer
Patrick M. Nolan	N/A		N/A	N/A	N/A	N/A
Senior Executive Vice President, Head of Global Banking and Markets Americas
C. Mark Gunton	$32,436		$45,410	$5,384	N/A	$245,875
Senior Executive Vice President and Chief Risk Officer
Kevin R. Martin	$—		$64,795	$4,444	N/A	$69,239
Senior Executive Vice President, and Head of RBWM North America

(1)
For Mr. McGinnis, amount reflects contributions under the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”). For Mssrs. Gunton and Martin, amount reflects contributions under the International Retirement Benefit Plan (“IRBP”) for International Managers, converted from GBP to USD using the exchange rate of 1.6163 as of December 31, 2012. Both the NQDCP and the IRBP for International Managers are described under Savings and Pension Plans.

(2)	For Messrs. Gunton and Martin, amount reflects contributions under the IRBP for International Managers, converted from GBP to USD using the exchange rate of 1.6163 as of December 31, 2012.

(3)
For Mr. McGinnis the aggregate balance includes his balance under the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is described under Savings and Pensions Plans, as well his balance under the NQDCP. For Messrs. Gunton and Martin, their respective aggregate balances reflect their respective balances under the IRBP.

(4)
Mr. McGinnis' elective deferrals into the NQDCP during 2012 consist of $30,000 of the 2012 fixed pay disclosed in the Summary Compensation Table and $30,600 of the 2011 cash variable pay disclosed in the Summary Compensation Table.

HSBC USA Inc.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC USA would be required to make as of December 31, 2012 to Ms. Dorner and Messrs. McGinnis, Nolan, Gunton, and Martin as a result of termination, retirement, disability or death or a change in control of the company as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits, accrued vacation pay and COBRA continuation coverage, or are specific to the Named Executive Officers, such as the amounts under the HSBC - North America (U.S.) Severance Pay Plan which is dependent on an employee's fixed pay. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC - North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards. As indicated in the 2012 CD&A, there are no employment agreements between HSBC USA and the Named Executive Officers.
Irene M. Dorner

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$1,921,220	(1)	$1,921,220	(1)	$1,921,220	(1)		$1,921,220	(1)	$1,921,220	(1)	$1,921,220	(1)
Deferred Cash		$947,563	(2)	$947,563	(2)	$947,563	(2)		$947,563	(2)	$947,563	(2)	$947,563	(2)

(1)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

(2)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012.

John T. McGinnis

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$250,000	(1)
Restricted Stock/Units		$691,215	(2)	$691,215	(2)	$691,215	(2)		$691,215	(2)	$691,215	(2)	$691,215	(2)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. McGinnis would receive 26 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

HSBC USA Inc.

Patrick M. Nolan

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$2,060,293	(1)	$2,060,293	(1)	$2,060,293	(1)		$2,060,293	(1)	$2,060,293	(1)	$2,060,293	(1)
Deferred Cash		$1,130,582	(2)	$1,130,582	(2)	$1,130,582	(2)		$1,130,582	(2)	$1,130,582	(2)	$1,130,582	(2)

(1)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

(2)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012.

C. Mark Gunton

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$580,080	(1)	$580,080	(1)	$580,080	(1)		$580,080	(1)	$580,080	(1)	$580,080	(1)

(1)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

Kevin R. Martin

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$645,126	(1)	$645,126	(1)	$645,126	(1)		$645,126	(1)	$645,126	(1)	$645,126	(1)

(1)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

HSBC USA Inc.

Director Compensation

The following tables and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2012. As an Executive Director, Ms. Dorner does not receive any additional compensation for her service on the Board of Directors.

The table below outlines the annual compensation program for Non-Executive Directors for 2012. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors.

Annualized Compensation Rates for Non-Executive Directors
Related to Service on the Board of Directors and Committees for HSBC USA and HSBC North America

Board Retainer
HSBC North America	$105,000
HSBC USA	$105,000
Audit Committee
Audit Committee Chair for HSBC North America, HSBC USA and HSBC Finance Corporation	$80,000
Audit Committee Member for HSBC North America and HSBC USA	$20,000
Risk Committee
Risk Committee Chair for HSBC North America, HSBC USA and HSBC Finance Corporation	$80,000
Risk Committee Member for HSBC North America and HSBC USA	$20,000
Fiduciary Committee
HSBC USA Co-Chair	$10,000
Compliance Committee
Compliance Committee Chair for HSBC North America and HSBC USA	$80,000
Compliance Committee Member for HSBC North America and HSBC USA	$50,000
Nominating Committee
Nominating Committee Chair for HSBC North America and HSBC USA	$40,000
Nominating Committee Member for HSBC North America and HSBC USA	$20,000

The 2012 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC USA, and in the case of Mr. Herdman, also as the director of HSBC Finance Corporation, is shown in the following table:

Name	Fees Earned or Paid inCash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Jeffrey A. Bader	$210,000	$—	$—	$3	$1,843	$211,846
William R.P. Dalton	$250,000	$—	$—	$—	$1,843	$251,843
Anthea Disney	$320,000	$—	$—	$147,226	$1,843	$469,069
Robert K. Herdman	$475,000	$—	$—	$—	$154	$475,154
Louis Hernandez, Jr.	$260,000	$—	$—	$—	$1,843	$261,843
Richard A. Jalkut	$320,000	$—	$—	$—	$1,843	$321,843
Nancy Mistretta	$225,000	$—	$—	$—	$1,843	$226,843

(1)	Represents aggregate compensation for service on Board of Directors and Committees of HSBC North America, HSBC USA and, in the case of Mr. Herdman, HSBC Finance Corporation.
Fees paid to Mr. Bader include the following amounts for 2012: $78,750 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $12,500 for membership on the HSBC North America Compliance Committee, and $25,000 for membership on the HSBC USA

HSBC USA Inc.

Compliance Committee; $5,000 for membership on the HSBC North America Risk Committee, and $10,000 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Dalton include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $6,667 for membership on the HSBC North America Audit Committee, and $13,333 for membership on the HSBC USA Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Ms. Disney include the following amounts for 2012: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC USA boards; $16,667 for membership on the HSBC North America Compliance Committee, $33,333 for membership on the HSBC USA Compliance Committee; $40,000 for serving as Chair of the Nominating Committee for HSBC North America; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Herdman include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $26,667 for serving as Chair of each of the Audit Committees of HSBC North America, HSBC Finance Corporation and HSBC USA; and $26,667 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.
Fees paid to Mr. Hernandez include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $10,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $6,667 for membership on the HSBC North America Audit Committee, and $13,333 for membership on the HSBC USA Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Jalkut include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $10,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $26,667 for serving as Chair of the Compliance Committee for HSBC North America, and $53,333 for serving as Chair of the Compliance Committee for HSBC USA; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Ms. Mistretta include the following amounts for 2012: $78,750 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $12,500 for membership on the Compliance Committee for HSBC North America, and $25,000 for serving as Chair of the Compliance Committee for HSBC USA; $15,000 for membership on the Nominating Committee for HSBC North America; $5,000 for membership on the HSBC North America Risk Committee, and $10,000 for membership on the HSBC USA Risk Committee.

(2)	HSBC USA does not grant stock awards or stock options to its Non-Executive Directors

(3)
The HSBC USA Director Retirement Plan covers Non-Executive Directors elected prior to 1998. As an eligible Non-Executive Director with at least five years of service, Mr. Jalkut is eligible for the maximum retirement benefit upon the conclusion of his service on the Board. Mr. Jalkut will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. Because he has completed at least 15 years of service, the annual amount of the retirement benefit he will receive is the annual retainer in effect at the time of the last Board meeting Mr. Jalkut will attend. If Mr. Jalkut should die, his beneficiary will receive a death benefit calculated as if Mr. Jalkut had retired on the date of death. If Mr. Jalkut is retired and dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to his beneficiary. The plan is unfunded and payment will be made out of the general funds of HSBC USA or HSBC Bank USA. Non-Executive Directors elected prior to 1999 may elect to participate in the HSBC USA/HBUS Plan for Deferral of Directors' Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director in quarterly or annual installments over a five or ten year period. No eligible Director elected to defer receipt of their 2012 retainer into the HSBC USA/HBUS Plan for Deferral of Directors' Fees.

The HSBC North America Directors Non-Qualified Deferred Compensation Plan allows Non-Executive Directors to elect to defer their cash fees in any plan year. Directors have the ability to defer up to 100% of their annual retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, pre-tax dollars may be deferred with the choice of receiving payouts while still serving on the Board of HSBC USA according to a schedule established by the Director at the time of deferral or a distribution after leaving the Board in either lump sum or quarterly installments. Amounts shown for Mr. Bader and Ms. Disney reflect the gains or losses calculated by reference to the actual earnings of the investment choices.

(4)
Components of All Other Compensation are disclosed in aggregate. Non-Executive Directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $154 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,689 per annum for each participating Director. Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively.

Under HSBC's Matching Gift Program, for all Non-Executive Directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), including eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations, with a double match for the first $500 donated to higher education institutions (both public and private). Additionally, each current Non-Executive Director, who was a member of the HSBC Finance Corporation Board in 2006 and continues to be on the HSBC USA Board, may ask us to contribute up to $10,000 annually to charities of the Director's choice which qualify under our philanthropic program. We made charitable donations of $10,000 under the Matching Gift Program at Ms. Disney's request and $10,500 under the Matching Gift Program at Mr. Jalkut's request.

HSBC USA Inc.

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
A key feature of HSBC's remuneration policy is that it is risk informed, seeking to ensure that risk-adjusted returns on capital are factored into the determination of annual variable pay and that variable pay pools are calculated only after appropriate risk-adjusted return has accrued on shareholders' capital. We apply Economic Profit (defined as the average annual difference between return on invested capital and HSBC's benchmark cost of capital) and other metrics to develop variable pay levels and target a 12% to 15% return on shareholder equity. These requirements are built into the performance scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the performance scorecard, ensuring that key risk measures are included.
The use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded under the annual discretionary cash award plan. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Overall performance under both scorecards is also judged on adherence to the HSBC Values principles of being 'open, connected and dependable' and acting with 'courageous integrity.'
In 2010, building upon the combined strengths of our performance scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal incentive compensation risk management framework. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets were established and monitored for employees who were identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.
The Nominating and Governance Committee of HSBC North America and the Compensation and Performance Management Governance Committee (“CPMG Committee”) have been established, which among other duties, have oversight for objectives-setting and risk monitoring. The Nominating and Governance Committee of HSBC North America has oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees (“Covered Employees”) under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and incentive compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling incentive compensation previously awarded. The recommendations related to employee compensation are incorporated into the submissions to the HSBC Holdings plc Remuneration Committee (“REMCO”) of the Board of Directors of HSBC, or to Mr. Gulliver and Ms. Dorner, in instances where REMCO has delegated remuneration authority.
In 2010, HSBC North America established the CPMG Committee. The CPMG Committee was created to provide a more systematic approach to incentive compensation governance and to ensure the involvement of the appropriate levels of leadership, while providing a comprehensive view of compensation practices and associated risks. The CPMG Committee comprises senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit, Human Resources and Company Secretary. The CPMG Committee has responsibility for oversight of the compensation framework for Covered Employees; compensation-related regulatory and audit findings and recommendations related to such findings; incentive plan review; review of guaranteed bonuses and buyouts of bonuses and equity grants, including any exceptions to established policies; and recommendation to REMCO of clawback of previous grants of incentive compensation based on actual results and risk outcomes. Additionally, compensation processes for employees are evaluated by the CPMG Committee to ensure adequate controls are in place, while reinforcing the distinct performance expectations for employees. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, REMCO, Mr. Gulliver, or Ms. Dorner, depending on the nature of the recommendation or the delegation of authority for making final decisions.
Risk oversight of formulaic plans is ensured through HSBC's formal policies requiring that the HSBC North America Office of Operational Risk Management approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.

HSBC USA Inc.

Incentive compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC USA. Risk Appetite is set by the Board of HSBC. A risk appetite for U.S. operations is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.
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
The discretionary plan is designed to allow managers to exercise judgment in making variable pay recommendations, subject to appropriate oversight. When making award recommendations for an employee participating in the discretionary plan, performance against the objectives established in the performance scorecard is considered. Where objectives have been established with respect to risk and risk outcomes, managers will consider performance against these objectives when making variable pay award recommendations. Managers will also consider pertinent material risk events when making variable pay award recommendations.
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2012, ranging from 0 to 60%, increase in relation to the level of variable pay earned and in respect of an employee's classification under the United Kingdom's Financial Services Authority (“FSA”) Remuneration Code (“the Code”), as further described under the section “Performance Year 2012 Compensation Actions” in the 2012 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units have a three-year graded vesting. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Grants under the Group Performance Share Plan (“GPSP”) consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment. Shares that are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC. An employee who retires from or terminates employment with “good leaver” status will have vested awards under the GPSP released immediately. An employee who terminates employment without “good leaver” status will have vested awards under the GPSP released in three equal installments on the first, second and third anniversaries of the termination of employment with HSBC.
An employee who terminates employment without “good leaver” status being granted by REMCO forfeits all unvested equity and deferred cash. Deferred variable pay awards are also subject to clawback, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” in the 2012 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
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

HSBC USA Inc.

The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on performance scorecard achievements. Payments under the discretionary plan are not tied to a formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Performance scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in the operating plan, risk, or business strategy of HSBC USA. The discretionary plan is reviewed annually by REMCO to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance and a review of any unintended consequences (e.g., deteriorating service standards).
In 2012, HSBC USA initiated enhanced monitoring activity consisting of: 1) validating relationships among measures of financial performance, risks taken, risk outcomes, and amounts of incentive compensation awards/payouts; 2) reviewing how discretion is used in evaluating performance and adjusting incentive compensation awards for high levels of risk taking and adverse risk outcomes, and whether discretionary decisions are having an appropriate impact; and 3) evaluating the extent to which automated systems play, or could play a role in monitoring activities. Consequently, HSBC USA identified areas for improvement, not only with respect to tactical reward decisions and documenting discretion, but also in terms of utilizing information systems to support monitoring and validation activities. HSBC USA will strive to make improvements to its monitoring and validation activities in future reward cycles.
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
Security Ownership by Management
The following table lists the beneficial ownership, as of January 31, 2013, of HSBC ordinary shares or interests in HSBC ordinary shares and any of HSBC USA’s outstanding series of preferred stock, held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and any HSBC USA outstanding series of preferred stock. No director or executive officer of HSBC USA owned any of HSBC’s American Depositary Shares, Series A at January 31, 2013.

	Number of Shares Beneficially Owned of HSBC Holdings plc(1)(2)	HSBC Shares That May Be Acquired Within 60 Days By Exercise of Options(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	HSBC USA Preferred Stock
Directors
Irene M. Dorner(6)	69,826	—	59,719	—	129,545	—
Jeffrey A. Bader	45	—	—	—	45	—
William R. P. Dalton	11,955	—	—	—	11,955	—
Anthea Disney	85	—	—	—	85	—
Robert K. Herdman	82	—	—	—	82	—
Louis Hernandez, Jr.	50	—	—	—	50	—
Richard A. Jalkut	50	—	—	—	50	—
Nancy Mistretta	101	—	—	—	101	—
Named Executive Officers
John T. McGinnis	5,783	—	29,837	—	35,620	—
C. Mark Gunton	115	—	28,360	—	28,475	—
Kevin R. Martin	—	—	25,495	—	25,495	—
Patrick M. Nolan	160,405	—	119,819	—	280,224	—
All directors and executive officers as a group	507,238	294,917	503,892	—	1,306,047	—

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 43,207.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2013 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2013 pursuant to the satisfaction of certain conditions.

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

HSBC USA Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 Transactions with Related Persons During the fiscal year ended December 31, 2012, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than as described under -Compliance Consulting Services and Personnel below. During 2012, HSBC Bank USA provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.
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

HSBC USA Inc.

Compliance Consulting Services and Personnel
In April 2010, we retained IMAG Consulting Services LLC (“IMAG Consulting”), a wholly owned subsidiary of IMAG Holdings LLC (“IMAG Holdings” and, together with its subsidiaries, “IMAG”) to provide compliance services and personnel to HSBC Bank USA and certain of its affiliates, from time to time, in support of the BSA/AML, OFAC and general compliance functions. Prior to joining HSBC USA in August 2010, Gary E. Peterson, Senior Executive Vice President, Chief Compliance Officer, was the president of, and the holder of a majority of the member interests in, IMAG Holdings. In connection with his employment by HSBC USA, Mr. Peterson disclosed his ownership interest in IMAG, resigned his positions with IMAG and terminated all management and oversight of IMAG, including with respect to consulting services provided to HSBC Bank USA. Mr. Peterson retained his ownership interest in IMAG Holdings, which, as of December 31, 2012, was 58.74% of the outstanding member interest in IMAG Holdings. Mr. Peterson's spouse is the chief financial officer of IMAG and receives a salary from IMAG. In March 2012, Mr. Peterson was appointed to his current position as Senior Executive Vice President, Chief Compliance Officer and, as a result, he became an executive officer of HSBC USA and IMAG became a related person of HSBC USA for purposes of the U.S. securities laws and the Policy.
Mr. Peterson is not involved in the day-to-day operations, decision-making or management of IMAG, nor is he involved in decisions to retain IMAG or monitoring or reviewing IMAG's performance on specific projects. Rather, proposals to retain IMAG on specific projects are generated and evaluated pursuant to an independent process that was designed to remove Mr. Peterson from the decision-making process in light of his continuing ownership interest in IMAG.
Since April 2010, HSBC Bank USA has retained IMAG in connection with a number of compliance-related projects. Consulting fees paid to IMAG totaled approximately $2.3 million in 2010, $9.7 million in 2011, and $2.3 million in 2012. Fees paid in 2012 include fees with respect to 10 compliance-related consulting services projects and related personnel, including seven projects initiated, or extensions of projects initiated, in accordance with the independent evaluation process described above on or prior to the date on which Mr. Peterson became an executive office of HSBC USA. Pursuant to the Policy, the Board of Directors reviewed and ratified all projects that were initiated, extended or completed on or after March 15, 2012.
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
Ms. Disney, Ms. Mistretta and Messrs. Bader, Dalton, Herdman, Hernandez and Jalkut are considered to be independent directors. Ms. Dorner currently serves as President and Chief Executive Officer of HSBC USA and HSBC Bank USA. She also serves as a director and Chief Executive Officer of HSBC North America and a Group Managing Director at HSBC. Because of the positions held by Ms. Dorner, she is not considered to be an independent director.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

HSBC USA Inc.

Item 14. Principal Accounting Fees and Services

 Audit Fees The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2012 and 2011 was $5,524,000 and $6,259,350, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2012 and 2011 was $1,453,200 and $63,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees Total fees billed by KPMG LLP for tax related services for the fiscal year ended December 31, 2012 was $222,777. There were no such fees for the fiscal year ended December 31, 2011. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

All Other Fees The aggregate amount billed by KPMG LLP for other services performed during the fiscal year ended December 31, 2012 and 2011 was $454,103 and $15,239, respectively. These services included fees related to corporate governance matters.
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

HSBC USA Inc.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 4, 2013 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

3(ii)	By-Laws (incorporated by reference to Exhibit 3.1 to HSBC USA Inc.’s Current Report on Form 8-K filed July 28, 2011).

4.1
Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-158358 and Exhibit 4.2 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-180289).

4.2
Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-133007, Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K filed April 21, 2008, Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K filed December 16, 2008, and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K filed December 17, 2008).

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

10.1
Deferred Prosecution Agreement dated December 11, 2012, between HSBC Holdings plc, HSBC Bank USA, N.A., HSBC North America Holdings, Inc., the United States Department of Justice, the United States Attorney's Office for the Eastern District of New York and the United States Attorney's Office for the Northern District of West Virginia (incorporated by reference to Exhibit 10.1 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.2
Consent Order dated December 11, 2012, of the Comptroller of the Currency of the United States in the Matter of HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.2 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.3
Consent Order for the Assessment of a Civil Money Penalty dated December 11, 2012, of the Comptroller of the Currency of the United States in the Matter of HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.3 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.4
Agreement by and between HSBC Bank USA, N.A. McLean, Virginia and the Office of the Comptroller of the Currency dated December 11, 2012 (incorporated by reference to Exhibit 10.4 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.5
Consent to the Assessment of a Civil Money Penalty dated December 11, 2012, of the United States Department of Treasury Financial Crimes Enforcement Network in the Matter of HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.5 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

HSBC USA Inc.

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheet as of December 31. 2012 and 2011, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the year ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

2.
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

HSBC USA Inc.

Index

Accounting:	adjustment 39
new pronouncements 122, 137	component of fair value option 185
policies (critical) 46	concentration 167
policies (significant) 137	critical accounting policy 46
Assets:	exposure 92
by business segment 211	management 107
consolidated average balances 125	related contingent features 183
fair value measurements 222	related arrangements 217
nonperforming 86	Compliance risk 104, 119
trading 55, 149	Critical accounting policies and estimates 46
Asset-backed commercial paper conduits 215	Current environment 35
Asset-backed securities 50, 103, 150, 151	Deferred tax assets 51, 188
Audit committee 106, 254	Deposits 56, 94, 175
Auditors’ report:	Derivatives:
financial statement opinion 127	accounting policy 143
Balance sheet:	cash flow hedges 180
consolidated 130	critical accounting policy 46
consolidated average balances 125	fair value hedges 179
review 52	notional value 184
Basel II 11, 21, 95	trading and other 181
Basel III 11, 21, 95, 107	Directors:
Basis of reporting 43, 137	biographies 247
Business:	board of directors 247
consolidated performance review 39	executive 251
operations 4	compensation (executives) 259
organization history 4	responsibilities 253
Capital:	Discontinued operations 7, 147
2013 funding strategy 97	Employees:
common equity movements 95	compensation and benefits 67
consolidated statement of changes 132	number of 8
regulatory capital 213	Equity:
selected capital ratios 95, 213	consolidated statement of changes 132
Cash flow (consolidated) 133	ratios 95, 213
Cautionary statement regarding forward-looking statements 18	Equity securities available-for-sale 150
Collateral — pledged assets 220	Estimates and assumptions 46, 137
Collateralized debt obligations 104, 233	Eurozone exposures 89
Commercial banking segment results (IFRSs) 70, 211	Executive overview 35
Committees 106, 253	Fair value measurements:
Competition 8	assets and liabilities recorded at fair value on a recurring basis 224
Compliance risk 104, 119	assets and liabilities recorded at fair value on a non-recurring basis 231
Contingent liabilities 234	control over valuation process 101
Controls and procedures 247	financial instruments 222
Corporate governance and controls 18, 253	hierarchy 101, 223
Customers 8	transfers into/out of level one and two 102, 227
Credit card fees 63	transfers into/out of level two and three 103, 227
Credit quality 75	valuation techniques 232
Credit risk:	Fiduciary risk 104, 120
accounting policy 137	Financial assets:
designated at fair value 185

HSBC USA Inc.

reclassification under IFRSs 44	by charge-off (net) 84, 170
Financial highlights metrics 33	by delinquency 82, 167
Financial liabilities:	criticized assets 87, 165
designated at fair value 185	geographic concentration 169
fair value of financial liabilities 224, 225	held for sale 54, 172
Forward looking statements 18	impaired 87, 160
Funding 8, 43, 97	nonperforming 86 167
Future prospects 43	overall review 53
Gain on instruments designated at fair value and related derivatives 186	purchases from HSBC Finance 203
Gains less losses from securities 63, 156	risk concentration 167
Global Banking and Markets:	troubled debt restructures 160
balance sheet data (IFRSs) 211	Loan impairment charges — see Provision for credit losses
loans and securities reclassified (IFRSs) 211	Loan-to-deposits ratio 34
segment results (IFRSs) 71, 211	Market risk 112
Geographic concentration of receivables 167	Market turmoil:
Goodwill :	current environment 35
accounting policy 143	exposures 39
critical accounting policy 46	impact on liquidity risk 94
Guarantee arrangements 216	structured investment vehicles 215
Impairment:	variable interest entities 214
available-for-sale securities 153	Monoline insurers 39, 93, 102, 155
credit losses 61, 75, 169	Mortgage lending products 53, 157
nonperforming loans 166	Mortgage servicing rights 50, 173
impaired loans 87, 160	Net interest income 58
Income (loss) from financial instruments designated at fair value, net 66, 185	New accounting pronouncement adopted 146
Income statement 128	New accounting pronouncements to be adopted in future periods 122
Intangible assets 173	Off balance sheet arrangements 98
Income taxes:	Operating expenses 67
accounting policy 145	Operational risk 118
critical accounting policy — deferred taxes 51	Other revenue 63
expense 187	Other segment results (IFRSs) 75, 210
Internal control 247	Pension and other postretirement benefits:
Interest rate risk 111	accounting policy 145
Key performance indicators 33	Performance, developments and trends 39
Legal proceedings 31	Pledged assets 220
Leveraged finance transactions 185	Private banking segment results (IFRSs) 73, 210
Liabilities:	Profit (loss) before tax:
commitments, lines of credit 97, 217	by segment — IFRSs 210
deposits 56, 94	consolidated 40, 128
financial liabilities designated at fair value 185	Properties 31
long-term debt 57, 177	Property, plant and equipment:
short-term borrowings 56, 176	accounting policy 142
trading 55, 149	Provision for credit losses 61, 75, 169
Lease commitments 221	Ratios:
Liquidity and capital resources 94	capital 95, 213
charge-off (net) 84
Litigation and regulatory matters 235	credit loss reserve related 77
Loans:	delinquency 82
by category 53, 157	earnings to fixed charges — Exhibit 12
efficiency 42, 67

HSBC USA Inc.

financial 34	commercial banking 70, 210
loans-to-deposits 34	global banking and markets 71, 210
Real estate owned 57	private banking 73, 210
Reconciliation of U.S. GAAP results to IFRSs 44	other 75, 210
Refreshed loan-to-value 54	overall summary 68, 207
Regulation 8	Selected financial data 32
Related party transactions 202	Senior management:
Reputational risk 104, 121	biographies 251
Results of operations 58	Sensitivity:
Retail banking and wealth management segment results (IFRSs) 69, 210	projected net interest income 113
Risks and uncertainties 19	Share-based payments:
Risk elements in the loan portfolio 167	accounting policy 145
Risk factors 19	Statement of changes in shareholders’ equity 132
Risk management:	Statement of changes in comprehensive income 129
credit 104	Statement of income (loss) 128
compliance 119	Strategic risk 121
fiduciary 120	Stress testing 115
interest rate 111	Table of contents 2
liquidity 19, 104	Tax expense 186
market 114	Trading:
operational 118	assets 55, 149
reputational 121	derivatives 55, 149
strategic 121	liabilities 55, 149
Securities:	portfolios 149
fair value 101, 150	Trading revenue (net) 63
impairment 153	Troubled debt restructures 160
maturity analysis 156	Value at risk 112
Segment results — IFRSs basis:	Variable interest entities 214
retail banking and wealth management 69, 210	Unresolved staff comments 31

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 4th day of March 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 4th day of March 2013.

Signature	Title

/S/ (I. M. DORNER) (I. M. Dorner)	President, Chief Executive Officer, Chairman and Director (as Principal Executive Officer)

/S/ (J. A. BADER) (J. A. Bader)	Director

/S/ (W. R. P. DALTON) (W. R. P. Dalton)	Director

/S/ (A. DISNEY) (A. Disney)	Director

/S/ (R. K. HERDMAN) (R. K. Herdman)	Director

/S/ (L. HERNANDEZ, JR.) (L. Hernandez, Jr.)	Director

/S/ (R. A. JALKUT) (R. A. Jalkut)	Director

/S/ (N. G. MISTRETTA) (N. G. Mistretta)	Director

/S/ (J. T. MCGINNIS) (J. T. McGinnis)	Senior Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

/S/ (E. K. FERREN) (E. K. Ferren)	Executive Vice President and Chief Accounting Officer (as Principal Accounting Officer)

HSBC USA Inc.

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

3(ii)	By-Laws (incorporated by reference to Exhibit 3.1 to HSBC USA Inc.’s Current Report on Form 8-K filed July 28, 2011).
4.1
Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-158358 and Exhibit 4.2 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-180289).

4.2
Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-133007, Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K filed April 21, 2008, Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K filed December 16, 2008, and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K filed December 17, 2008).

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

10.1
Deferred Prosecution Agreement dated December 11, 2012, between HSBC Holdings plc, HSBC Bank USA, N.A., HSBC North America Holdings, Inc., the United States Department of Justice, the United States Attorney's Office for the Eastern District of New York and the United States Attorney's Office for the Northern District of West Virginia (incorporated by reference to Exhibit 10.1 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.2
Consent Order dated December 11, 2012, of the Comptroller of the Currency of the United States in the Matter of HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.2 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.3
Consent Order for the Assessment of a Civil Money Penalty dated December 11, 2012, of the Comptroller of the Currency of the United States in the Matter of HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.3 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.4
Agreement by and between HSBC Bank USA, N.A. McLean, Virginia and the Office of the Comptroller of the Currency dated December 11, 2012 (incorporated by reference to Exhibit 10.4 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

10.5
Consent to the Assessment of a Civil Money Penalty dated December 11, 2012, of the United States Department of Treasury Financial Crimes Enforcement Network in the Matter of HSBC Bank USA, N.A. (incorporated by reference to Exhibit 10.5 to HSBC USA Inc.'s Current Report on Form 8-K filed December 12, 2012).

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

HSBC USA Inc.

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheet as of December 31. 2012 and 2011, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the year ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

2.
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.