Form 10-Q
period 2013-03-31
HSBC USA INC /MD/
filed 2013-05-07
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 30, 2013, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1.    Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2013	2012
	(in millions)
Interest income:
Loans	$464	$463
Securities	228	305
Trading assets	24	33
Short-term investments	14	26
Other	10	11
Total interest income	740	838
Interest expense:
Deposits	43	76
Short-term borrowings	9	9
Long-term debt	167	154
Other	16	12
Total interest expense	235	251
Net interest income	505	587
Provision for credit losses	21	—
Net interest income after provision for credit losses	484	587
Other revenues:
Credit card fees	13	30
Other fees and commissions	170	194
Trust income	32	25
Trading revenue	164	198
Other securities gains, net	131	30
Servicing and other fees from HSBC affiliates	54	56
Residential mortgage banking revenue	46	25
Loss on instruments designated at fair value and related derivatives	(27)	(212)
Other income	9	21
Total other revenues	592	367
Operating expenses:
Salaries and employee benefits	252	280
Support services from HSBC affiliates	324	368
Occupancy expense, net	59	59
Other expenses	154	149
Total operating expenses	789	856
Income from continuing operations before income tax expense	287	98
Income tax expense	104	18
Income from continuing operations	183	80
Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	—	241
Income tax expense	—	86
Income from discontinued operations	—	155
Net income	$183	$235

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended March 31,	2013	2012
	(in millions)
Net income	$183	$235
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	(150)	(127)
Derivatives designated as cash flow hedges	23	37
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	—	1
Other comprehensive loss, net of tax	(127)	(89)
Comprehensive income	$56	$146

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2013	2012
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,238	$1,359
Interest bearing deposits with banks	17,059	13,279
Securities purchased under agreements to resell	6,361	3,149
Trading assets	34,658	35,995
Securities available-for-sale	59,458	67,716
Securities held-to-maturity (fair value of $1.6 billion and $1.8 billion at March 31, 2013 and December 31, 2012, respectively)	1,434	1,620
Loans	62,932	63,258
Less – allowance for credit losses	568	647
Loans, net	62,364	62,611
Loans held for sale (includes $3 million and $465 million designated under fair value option at March 31, 2013 and December 31, 2012, respectively)	399	1,018
Properties and equipment, net	267	276
Intangible assets, net	267	247
Goodwill	2,228	2,228
Other assets	7,277	7,069
Total assets	$193,010	$196,567
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$30,426	$31,315
Interest bearing (includes $8.4 billion and $8.7 billion designated under fair value option at March 31, 2013 and December 31, 2012, respectively)	65,840	66,520
Deposits in foreign offices:
Noninterest bearing	1,742	1,813
Interest bearing	19,041	18,023
Total deposits	117,049	117,671
Short-term borrowings	11,802	14,933
Long-term debt (includes $7.7 billion and $7.3 billion designated under fair value option at March 31, 2013 and December 31, 2012, respectively)	22,039	21,745
Total debt	150,890	154,349
Trading liabilities	19,488	19,820
Interest, taxes and other liabilities	4,794	4,562
Total liabilities	175,172	178,731
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Additional paid-in capital	14,087	14,123
Retained earnings	1,528	1,363
Accumulated other comprehensive income	658	785
Total common shareholder’s equity	16,273	16,271
Total shareholders’ equity	17,838	17,836
Total liabilities and shareholders’ equity	$193,010	$196,567

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of March 31, 2013 and December 31, 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

	March 31,	December 31,
	2013	2012
	(in millions)
Assets
Interest bearing deposits with banks	$210	$216
Other assets	514	533
Total assets	$724	$749
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	125	152
Total liabilities	$217	$244

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31,	2013	2012
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,123	13,814
Other	(36)	(1)
Balance at end of period	14,087	13,813
Retained earnings
Balance at beginning of period	1,363	2,481
Net income	183	235
Cash dividends declared on preferred stock	(18)	(19)
Balance at end of period	1,528	2,697
Accumulated other comprehensive income
Balance at beginning of period	785	642
Other comprehensive loss, net of tax	(127)	(89)
Balance at end of period	658	553
Total common shareholders’ equity	16,273	17,063
Total shareholders’ equity	$17,838	$18,628

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$183	$235
Income from discontinued operations	—	155
Income from continuing operations	183	80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	51
Provision for credit losses	21	—
Realized gains on securities available-for-sale	(123)	(30)
Realized gains on securities held-to-maturity	(8)	—
Net change in other assets and liabilities	410	31
Net change in loans held for sale:
Originations of loans	(639)	(675)
Sales and collection of loans held for sale	804	816
Net change in trading assets and liabilities	979	6,689
Lower of amortized cost or fair value adjustments on loans held for sale	(8)	10
Mark-to-market loss on financial instruments designated at fair value and related derivatives	27	212
Cash provided by operating activities – continuing operations	1,729	7,184
Cash provided by operating activities – discontinued operations	—	489
Net cash provided by operating activities	1,729	7,673
Cash flows from investing activities
Net change in interest bearing deposits with banks	(3,780)	2,416
Net change in federal funds sold and securities purchased under agreements to resell	(3,212)	(5,330)
Securities available-for-sale:
Purchases of securities available-for-sale	(6,357)	(9,575)
Proceeds from sales of securities available-for-sale	12,378	4,392
Proceeds from maturities of securities available-for-sale	1,909	4,409
Securities held-to-maturity:
Proceeds from sales of securities held-to-maturity	79	—
Proceeds from maturities of securities held-to-maturity	116	86
Change in loans:
Originations, net of collections	697	(1,704)
Loans sold to third parties	—	48
Net cash used for acquisitions of properties and equipment	(6)	(1)
Other, net	(31)	(79)
Cash provided by (used in) investing activities – continuing operations	1,793	(5,338)
Cash provided by investing activities – discontinued operations	—	1,407
Net cash provide by (used in) investing activities	1,793	(3,931)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2013	2012
	(in millions)
Cash flows from financing activities
Net change in deposits	(716)	(2,340)
Debt:
Net change in short-term borrowings	(3,131)	(4,018)
Issuance of long-term debt	1,965	3,436
Repayment of long-term debt	(1,707)	(839)
Repayment of debt related to the sale and leaseback of 452 Fifth Avenue property	—	(9)
Other decreases in capital surplus	(36)	(1)
Dividends paid	(18)	(19)
Cash used in financing activities – continuing operations	(3,643)	(3,790)
Cash provided by financing activities – discontinued operations	—	5
Net cash used in financing activities	(3,643)	(3,785)
Net change in cash and due from banks	(121)	(43)
Cash and due from banks at beginning of period	1,359	1,616
Cash and due from banks at end of period	$1,238	$1,573
Supplemental disclosure of non-cash investing activities
Trading securities pending settlement	$(26)	$18
Transfer of loans to held for sale	41	138

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	10	12	Fair Value Option	41
2	Discontinued Operations	11	13	Income Taxes	43
3	Trading Assets and Liabilities	12	14	Accumulated Other Comprehensive Income (Loss)	45
4	Securities	13	15	Pension and Other Postretirement Benefits	46
5	Loans	19	16	Related Party Transactions	46
6	Allowance for Credit Losses	29	17	Business Segments	50
7	Loans Held for Sale	31	18	Retained Earnings and Regulatory Capital Requirements	55
8	Intangible Assets	32	19	Variable Interest Entities	55
9	Goodwill	33	20	Guarantee Arrangements and Pledged Assets	58
10	Derivative Financial Instruments	34	21	Fair Value Measurements	63
11	Disclosures about Offsetting Assets and Liabilities	40	22	Litigation and Regulatory Matters	79
			23	New Accounting Pronouncements	87

1.	Organization

HSBC USA Inc. (“HSBC USA”), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA (together with its subsidiaries, “HUSI”) may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
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

HSBC USA Inc.

2. Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation (“HSBC Finance”), HSBC USA Inc. and other wholly-owned affiliates entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012. The sale included our General Motors (“GM”) and Union Plus (“UP”) credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded lower of amortized cost or fair value adjustments on these receivables which, prior to the sale were classified as held for sale on our balance sheet as a component of assets of discontinued operations which totaled $333 million in the first quarter of 2012 and is reflected in net interest income and other revenues in the table below. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization were no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA's legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables were included as part of the branch sale to First Niagara Bank, N.A. in 2012 and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we have entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio.
Because the credit card and private label receivables sold were classified as held for sale prior to disposition and the operations and cash flows from these receivables were eliminated from our ongoing operations post-disposition without any significant continuing involvement, we determined we had met the requirements to report the results of these credit card and private label card receivables sold as discontinued operations for all periods presented.
The following summarizes the results of our discontinued credit card operations for the periods presented:

Three Months Ended March 31,	2013	2012
	(in millions)
Net interest income and other revenues (1)	$—	$412
Income from discontinued operations before income tax	—	241

(1)
Interest expense in 2012 was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

At March 31, 2013 and December 31, 2012 there were no remaining assets and liabilities of our discontinued credit cards operations reported as a component of assets of discontinued operations and liabilities of discontinued operations on our consolidated balance sheet.

HSBC USA Inc.

3.    Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31, 2013	December 31, 2012
	(in millions)
Trading assets:
U.S. Treasury	$1,234	$2,484
U.S. Government agency	330	337
U.S. Government sponsored enterprises(1)	87	32
Asset backed securities	704	687
Corporate and foreign bonds(2)	8,043	9,583
Other securities	33	36
Precious metals	15,875	12,332
Derivatives	8,352	10,504
	$34,658	$35,995
Trading liabilities:
Securities sold, not yet purchased	$841	$207
Payables for precious metals	6,186	5,767
Derivatives	12,461	13,846
	$19,488	$19,820

(1)
Includes mortgage backed securities of $19 million and $16 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $69 million and $16 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at March 31, 2013 and December 31, 2012, respectively.

(2)	We did not hold any foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either March 31, 2013 or December 31, 2012.
At March 31, 2013 and December 31, 2012, the fair value of derivatives included in trading assets has been reduced by $5.3 billion and $5.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2013 and December 31, 2012, the fair value of derivatives included in trading liabilities has been reduced by $1.4 billion and $1.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

4. Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity portfolios are summarized in the following tables.

March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$26,715	$475	$(26)	$27,164
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	176	1	(2)	175
Direct agency obligations	4,029	374	(2)	4,401
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,471	536	(8)	15,999
Collateralized mortgage obligations	4,865	130	(19)	4,976
Direct agency obligations	1	—	—	1
Obligations of U.S. states and political subdivisions	743	30	(3)	770
Asset backed securities collateralized by:
Residential mortgages	1	—	—	1
Commercial mortgages	180	5	—	185
Home equity	299	—	(44)	255
Student loans	—	—	—	—
Other	102	—	(17)	85
Corporate and other domestic debt securities	24	2	—	26
Foreign debt securities(2)(4)	5,267	14	(33)	5,248
Equity securities	167	5	—	172
Total available-for-sale securities	$58,040	$1,572	$(154)	$59,458
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$1,035	$146	$—	$1,181
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	62	11	—	73
Collateralized mortgage obligations	261	39	—	300
Obligations of U.S. states and political subdivisions	37	2	—	39
Asset backed securities collateralized by:
Residential mortgages	39	2	—	41
Total held-to-maturity securities	$1,434	$200	$—	$1,634

HSBC USA Inc.

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$34,800	$566	$(24)	$35,342
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	166	1	(1)	166
Direct agency obligations	4,039	364	(2)	4,401
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,646	674	(6)	16,314
Collateralized mortgage obligations	4,315	156	—	4,471
Direct agency obligations	1	—	—	1
Obligations of U.S. states and political subdivisions	877	37	(2)	912
Asset backed securities collateralized by:
Residential mortgages	1	—	—	1
Commercial mortgages	208	6	—	214
Home equity	310	—	(52)	258
Student loans	—	—	—	—
Other	102	—	(18)	84
Corporate and other domestic debt securities	24	2	—	26
Foreign debt securities(2)(4)	5,385	16	(48)	5,353
Equity securities	167	6	—	173
Total available-for-sale securities	$66,041	$1,828	$(153)	$67,716
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$1,121	$148	$—	$1,269
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	66	12	—	78
Collateralized mortgage obligations	277	42	—	319
Obligations of U.S. states and political subdivisions	38	3	—	41
Asset backed securities collateralized by:
Residential mortgages	118	6	—	124
Total held-to-maturity securities	$1,620	$211	$—	$1,831

(1)
Includes securities at amortized cost of $152 million and $153 million issued or guaranteed by FNMA at March 31, 2013 and December 31, 2012, respectively, and $24 million and $13 million issued or guaranteed by FHLMC at March 31, 2013 and December 31, 2012, respectively.

(2)
At March 31, 2013 and December 31, 2012, foreign debt securities consisted of $1.4 billion and $1.5 billion, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(3)
Includes securities at amortized cost of $477 million and $507 million issued or guaranteed by FNMA at March 31, 2013 and December 31, 2012, respectively, and $558 million and $614 million issued and guaranteed by FHLMC at March 31, 2013 and December 31, 2012, respectively.

(4)	We did not hold any foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at March 31, 2013 and December 31, 2012.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of March 31, 2013 and December 31, 2012 classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
March 31, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	4	$(7)	$686	6	$(19)	$568
U.S. Government sponsored enterprises	13	(4)	468	12	—	7
U.S. Government agency issued or guaranteed	39	(27)	2,593	1	—	—
Obligations of U.S. states and political subdivisions	14	(3)	171	1	—	6
Asset backed securities	1	—	1	15	(61)	353
Foreign debt securities	—	—	—	9	(33)	3,733
Securities available-for-sale	71	$(41)	$3,919	44	$(113)	$4,667
Securities held-to-maturity:
U.S. Government sponsored enterprises	20	$—	$—	48	$—	$—
U.S. Government agency issued or guaranteed	78	—	—	916	—	2
Obligations of U.S. states and political subdivisions	4	—	2	2	—	1
Asset backed securities	—	—	—	—	—	—
Securities held-to-maturity	102	$—	$2	966	$—	$3

	One Year or Less			Greater Than One Year
December 31, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(3)	$3,344	6	$(21)	$587
U.S. Government sponsored enterprises	9	(3)	431	14	—	7
U.S. Government agency issued or guaranteed	18	(6)	1,059	—	—	—
Obligations of U.S. states and political subdivisions	14	(2)	168	1	—	7
Asset backed securities	3	—	20	13	(70)	354
Foreign debt securities	—	—	—	9	(48)	3,787
Securities available-for-sale	50	$(14)	$5,022	43	$(139)	$4,742
Securities held-to-maturity:
U.S. Government sponsored enterprises	24	$—	$—	52	$—	$—
U.S. Government agency issued or guaranteed	75	—	—	947	—	2
Obligations of U.S. states and political subdivisions	2	—	1	1	—	—
Asset backed securities	1	—	4	2	—	7
Securities held-to-maturity	102	$—	$5	1,002	$—	$9
Net unrealized gains decreased within the available-for-sale portfolio in the first three months of 2013 primarily due to higher rates on U.S. Treasury and Government Agency securities since December 31, 2012 and security sales during the first quarter of

HSBC USA Inc.

2013. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies. During the three months ended March 31, 2013 and 2012, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component.
We do not consider any debt securities to be other-than-temporarily impaired at March 31, 2013 as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses attributed to factors other than credit loss have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 89 percent and 90 percent of total available-for-sale and held-to-maturity securities as of March 31, 2013 and December 31, 2012, respectively, our assessment for credit loss was concentrated on private label asset-backed securities and foreign securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

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

HSBC USA Inc.

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
For the three months ended March 31, 2013 and 2012 there were no other-than-temporary impairment losses recognized related to credit loss. At March 31, 2013 and December 31, 2012, there were no remaining non-credit component unrealized loss amounts recognized.
At March 31, 2013, we held 27 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $339 million of the total aggregate fair value of asset-backed securities of $526 million at March 31, 2013. The gross unrealized losses on these monoline securities were $61 million at March 31, 2013. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of March 31, 2013 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $110 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at March 31, 2013.
At December 31, 2012, we held 27 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $343 million of the total aggregate fair value of asset-backed securities of $557 million at December 31, 2012. The gross unrealized losses on these monoline securities were $69 million at December 31, 2012. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2012 and, therefore, we only considered the financial guarantee of monoline insurers on securities with a fair value of $110 million for purposes of evaluating other-than-temporary impairment. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at December 31, 2012.
As discussed above, certain asset-backed securities have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. As discussed above, we do not consider the value of the monoline wrap of any non-investment grade monoline insurer at March 31, 2013 and December 31, 2012. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.
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
The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities.

Three Months Ended March 31,	2013	2012
	(in millions)
Gross realized gains	$124	$70
Gross realized losses	(1)	(40)
Net realized gains	$123	$30

HSBC USA Inc.

The following table summarizes realized gains and losses on investment securities transactions attributable to held-to-maturity securities.

Three Months Ended March 31,	2013	2012
	(in millions)
Gross realized gains	$8	$—
Gross realized losses	—	—
Net realized gains (losses)	$8	$—
During the first quarter of 2013, we sold six asset-backed securities out of our held-to-maturity portfolio with a total carrying value of $71 million. These sales were in response to the significant credit deterioration which had occurred on these securities which had been classified as substandard for regulatory reporting purposes and, therefore, these disposals do not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.
The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2013, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2013, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2013. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$2,002.41%		$19,694.48%		$2,880	2.60%	$2,139	3.57%
U.S. Government sponsored enterprises	50.39		333	3.26	3,000	3.05	822	3.64
U.S. Government agency issued or guaranteed	—	—	4	4.66	88	1.88	20,245	2.79
Obligations of U.S. states and political subdivisions	—	—	49	4.20	293	4.01	401	3.68
Asset backed securities	—	—	1	1.83	11.41		570	2.77
Other domestic debt securities	—	—	—	—	—	—	24	4.00
Foreign debt securities	665	3.48	4,602	1.87	—	—	—	—
Total amortized cost	$2,717	1.16%	$24,683.79%		$6,272	2.87%	$24,201	2.90%
Total fair value	$2,721		$24,769		$6,794		$25,002
Held-to-maturity:
U.S. Government sponsored enterprises	$1	7.98%	$5	7.68%	$1	7.89%	$1,028	6.16%
U.S. Government agency issued or guaranteed	—	—	1	7.59	3	7.69	319	6.50
Obligations of U.S. states and political subdivisions	5	5.05	14	5.13	9	4.42	9	5.02
Asset backed securities	—	—	—	—	—	—	39	6.41
Total amortized cost	$6	5.57%	$20	5.87%	$13	5.41%	$1,395	6.23%
Total fair value	$6		$20		$14		$1,594

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $143 million and $483 million, respectively, were included in other assets at March 31, 2013 and December 31, 2012.

HSBC USA Inc.

5. Loans

Loans consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Commercial loans:
Construction and other real estate	$8,319	$8,457
Business and corporate banking	12,725	12,608
Global banking(1)	19,718	20,009
Other commercial	2,877	3,076
Total commercial	43,639	44,150
Consumer loans:
Home equity mortgages	2,236	2,324
Residential mortgages, excluding home equity mortgages	15,730	15,371
Credit cards	749	815
Other consumer	578	598
Total consumer	19,293	19,108
Total loans	$62,932	$63,258

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to select high quality Latin American and other multinational customers managed by HSBC on a global basis.

Net deferred origination costs totaled $64 million and $30 million at March 31, 2013 and December 31, 2012, respectively.
At March 31, 2013 and December 31, 2012, we had net unamortized premium on our loans of $23 million and $25 million, respectively. We amortized net premiums of $2 million and $9 million on our loans in the three months ended March 31, 2013 and 2012, respectively.
Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2013 and December 31, 2012. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At March 31, 2013	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$94	$31	$62	$187	$8,132	$8,319
Business and corporate banking	684	36	42	762	11,963	12,725
Global banking	547	17	8	572	19,146	19,718
Other commercial	343	28	19	390	2,487	2,877
Total commercial	1,668	112	131	1,911	41,728	43,639
Consumer loans:
Home equity mortgages	338	34	69	441	1,795	2,236
Residential mortgages, excluding home equity mortgages	85	448	931	1,464	14,266	15,730
Credit cards	22	12	13	47	702	749
Other consumer	5	3	27	35	543	578
Total consumer	450	497	1,040	1,987	17,306	19,293
Total loans	$2,118	$609	$1,171	$3,898	$59,034	62,932

HSBC USA Inc.

	Days Past Due
At December 31, 2012	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$27	$89	$152	$268	$8,189	$8,457
Business and corporate banking	558	73	70	701	11,907	12,608
Global banking	777	30	8	815	19,194	20,009
Other commercial	37	16	31	84	2,992	3,076
Total commercial	1,399	208	261	1,868	42,282	44,150
Consumer loans:
Home equity mortgages	348	40	82	470	1,854	2,324
Residential mortgages, excluding home equity mortgages	100	493	976	1,569	13,802	15,371
Credit cards	28	14	15	57	758	815
Other consumer	7	5	33	45	553	598
Total consumer	483	552	1,106	2,141	16,967	19,108
Total loans	$1,882	$760	$1,367	$4,009	$59,249	$63,258
Nonaccrual Loans Nonaccrual loans totaled $1.5 billion and $1.6 billion at March 31, 2013 and December 31, 2012, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $31 million and $29 million in the three months ended March 31, 2013 and 2012. Interest income that was included in interest income on these loans was $5 million and $(2) million in the three months March 31, 2013 and 2012. For an analysis of reserves for credit losses, see Note 6 “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

	March 31, 2013	December 31, 2012
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$47	$104
Other real estate	218	281
Business and corporate banking	30	47
Global banking	18	18
Other commercial	14	13
Total commercial	327	463
Consumer:
Residential mortgages, excluding home equity mortgages	1,026	1,038
Home equity mortgages	74	86
Total residential mortgages(1)	1,100	1,124
Other consumer loans	5	5
Total consumer loans	1,105	1,129
Nonaccrual loans held for sale	34	37
Total nonaccruing loans	1,466	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	—	—
Other real estate	2	8
Business and corporate banking	2	28
Other commercial	1	1
Total commercial	5	37
Consumer:
Credit card receivables	13	15
Other consumer	22	28
Total consumer loans	35	43
Total accruing loans contractually past due 90 days or more	40	80
Total nonperforming loans	$1,506	$1,709

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
Modifications for consumer and commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income

HSBC USA Inc.

we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans or in the case of certain secured commercial loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR loan beginning in the year after restructuring. From 2010, approximately $11 million of commercial loans have met the criteria and have been removed from TDR classification.
The following table presents information about receivables which were modified during the three months ended March 31, 2013 and 2012 and as a result of this action became classified as TDR Loans.

Three Months Ended March 31,	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$—	$73
Business and corporate banking	4	22
Total commercial	4	95
Consumer loans:
Residential mortgages	44	55
Credit cards	—	1
Total consumer	44	56
Total	$48	$151
The weighted-average contractual rate reduction for loans which became classified as TDR Loans during the three months ended March 31, 2013 and 2012 was 1.99 percent and 1.81 percent, respectively, for consumer loans. Weighted-average contractual rate reduction for commercial loans was not significant in both number of loans and rate.
The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	March 31, 2013	December 31, 2012
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$297	$343
Business and corporate banking	34	86
Other commercial	30	31
Total commercial	361	460
Consumer loans:
Residential mortgages (3)	869	960
Credit cards	13	14
Total consumer	882	974
Total TDR Loans(4)	$1,243	$1,434

HSBC USA Inc.

	March 31, 2013	December 31, 2012
	(in millions)
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$21	$23
Business and corporate banking	2	3
Other commercial	—	—
Total commercial	23	26
Consumer loans:
Residential mortgages	80	109
Credit cards	5	5
Total consumer	85	114
Total allowance for credit losses for TDR Loans	$108	$140

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $171 million and $237 million at March 31, 2013 and December 31, 2012, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	March 31, 2013	December 31, 2012
	(in millions)
Commercial loans:
Construction and other real estate	$318	$398
Business and corporate banking	73	137
Other commercial	33	34
Total commercial	424	569
Consumer loans:
Residential mortgages	1,029	1,118
Credit cards	13	14
Total consumer	1,042	1,132
Total	$1,466	$1,701

(3)
Includes $632 million and $445 million at March 31, 2013 and December 31, 2012, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes balances of $416 million and $519 million at March 31, 2013 and December 31, 2012, respectively, which are classified as nonaccrual loans.

(5)	Included in the allowance for credit losses.

HSBC USA Inc.

Additional information relating to TDR Loans is presented in the table below.

Three Months Ended March 31,	2013	2012
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$320	$355
Business and corporate banking	60	100
Other commercial	31	36
Total commercial	411	491
Consumer loans:
Residential mortgages	849	638
Credit cards	14	20
Total consumer	863	658
Total average balance of TDR Loans	$1,274	$1,149
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$2	$2
Business and corporate banking	—	—
Other commercial	1	1
Total commercial	3	3
Consumer loans:
Residential mortgages	8	6
Credit cards	—	—
Total consumer	8	6
Total interest income recognized on TDR Loans	$11	$9
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the twelve months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$2	$—
Business and corporate banking	—	—
Other commercial	—	—
Total commercial	2	—
Consumer loans:
Residential mortgages	13	19
Credit cards	1	1
Total consumer	14	20
Total	$16	$20

HSBC USA Inc.

Impaired commercial loans  Impaired commercial loan statistics are summarized in the following table:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)(3)	Impairment Reserve
	(in millions)
At March 31, 2013
Construction and other real estate	$101	$292	$393	$27
Business and corporate banking	20	27	47	8
Global banking	—	18	18	—
Other commercial	10	64	74	—
Total	$131	$401	$532	$35
At December 31, 2012
Construction and other real estate	$192	$305	$497	$86
Business and corporate banking	57	49	106	10
Global banking	—	18	18	—
Other commercial	1	75	76	—
Total	$250	$447	$697	$96

(1)
The reduction in impaired commercial loans for construction and other real estate loans primarily relates to the charge-off of a single loan totaling $57 million in the first quarter of 2013 for which we were fully reserved.

(2)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Construction and other real estate	$297	$343
Business and corporate banking	34	86
Other commercial	30	31
Total	$361	$460

(3)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Construction and other real estate	$414	$552
Business and corporate banking	86	157
Global banking	18	18
Other commercial	77	79
Total	$595	$806

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Three Months Ended March 31,	2013	2012
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$445	$694
Business and corporate banking	77	133
Global banking	18	78
Other commercial	75	90
Total average balance of impaired commercial loans	$615	$995
Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$1
Business and corporate banking	—	1
Global banking	—	—
Other commercial	—	—
Total interest income recognized on impaired commercial loans	$1	$2
Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2013
Construction and other real estate	$510	$611	$28	$1,149
Business and corporate banking	363	81	9	453
Global banking	242	50	—	292
Other commercial	29	68	3	100
Total	$1,144	$810	$40	$1,994
At December 31, 2012
Construction and other real estate	$627	$677	$105	$1,409
Business and corporate banking	369	115	10	494
Global banking	93	50	—	143
Other commercial	36	74	2	112
Total	$1,125	$916	$117	$2,158

HSBC USA Inc.

Nonperforming  The status of our commercial loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2013
Commercial:
Construction and other real estate	$8,052	$265	$2	$8,319
Business and corporate banking	12,693	30	2	12,725
Global banking	19,700	18	—	19,718
Other commercial	2,862	14	1	2,877
Total commercial	$43,307	$327	$5	$43,639
At December 31, 2012
Commercial:
Construction and other real estate	$8,064	$385	$8	$8,457
Business and corporate banking	12,533	47	28	12,608
Global banking	19,991	18	—	20,009
Other commercial	3,062	13	1	3,076
Total commercial	$43,650	$463	$37	$44,150
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2013
Construction and other real estate	$3,492	$4,827	$8,319
Business and corporate banking	6,098	6,627	12,725
Global banking	16,472	3,246	19,718
Other commercial	1,142	1,735	2,877
Total commercial	$27,204	$16,435	$43,639
At December 31, 2012
Construction and other real estate	$4,727	$3,730	$8,457
Business and corporate banking	6,012	6,596	12,608
Global banking	16,206	3,803	20,009
Other commercial	1,253	1,823	3,076
Total commercial	$28,198	$15,952	$44,150

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	March 31, 2013		December 31, 2012
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,158	7.23%	$1,233	7.78%
Home equity mortgages	85	3.80	75	3.23
Total residential mortgages	1,243	6.81	1,308	7.20
Credit card receivables	18	2.40	21	2.58
Other consumer	24	3.74	30	4.52
Total consumer	$1,285	6.54%	$1,359	6.92%

(1)
At March 31, 2013 and December 31, 2012, residential mortgage loan delinquency includes $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

Nonperforming   The status of our consumer loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2013
Consumer:
Residential mortgage, excluding home equity mortgages	$14,704	$1,026	$—	$15,730
Home equity mortgages	2,162	74	—	2,236
Total residential mortgages	16,866	1,100	—	17,966
Credit card receivables	736	—	13	749
Other consumer	551	5	22	578
Total consumer	$18,153	$1,105	$35	$19,293
At December 31, 2012
Consumer:
Residential mortgage, excluding home equity mortgages	$14,333	$1,038	$—	$15,371
Home equity mortgages	2,238	86	—	2,324
Total residential mortgages	16,571	1,124	—	17,695
Credit card receivables	800	—	15	815
Other consumer	565	5	28	598
Total consumer	$17,936	$1,129	$43	$19,108
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

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013	December 31, 2012
	(in billions)
Residential mortgage loans with high LTV and no mortgage insurance(1)	$.9	$.9
Interest-only residential mortgage loans	3.9	4.0
ARM loans(2)	10.4	10.4

(1)
Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $19 million and $20 million of subprime residential mortgage loans held for sale at March 31, 2013 and December 31, 2012, respectively.

(2)
ARM loan balances above exclude $18 million and $19 million of subprime residential mortgage loans held for sale at March 31, 2013 and December 31, 2012, respectively. In 2013 and 2014, approximately $232 million and $327 million, respectively, of the ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude residential mortgage loans held for sale of $277 million and $472 million at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013	December 31, 2012
	(in millions)
Closed end:
First lien	$15,730	$15,371
Second lien	175	186
Revolving:
Second lien	2,061	2,138
Total	$17,966	$17,695

6.    Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

Three Months Ended March 31,	2013	2012
	(In millions)
Balance at beginning of period	$647	$743
Provision for credit losses	21	—
Charge-offs	(110)	(162)
Recoveries	10	22
Balance at end of period	$568	$603

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2013 and 2012:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged to income	9	2	(1)	—	(3)	17	(2)	(1)	21
Charge offs	(58)	(6)	—	—	(16)	(12)	(12)	(6)	(110)
Recoveries	3	3	—	—	1	—	1	2	10
Net charge offs	(55)	(3)	—	—	(15)	(12)	(11)	(4)	(100)
Allowance for credit losses – end of period	$116	$96	$40	$17	$192	$50	$42	$15	$568
Ending balance: collectively evaluated for impairment	$89	$88	$40	$17	$115	$47	$37	$15	$448
Ending balance: individually evaluated for impairment	27	8	—	—	77	3	5	—	120
Total allowance for credit losses	$116	$96	$40	$17	$192	$50	$42	$15	$568

Loans:
Collectively evaluated for impairment	$7,926	$12,678	$19,700	$2,803	$13,962	$2,215	$736	$578	$60,598
Individually evaluated for impairment(1)	393	47	18	74	216	21	13	—	782
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,552	—	—	—	1,552
Total loans	$8,319	$12,725	$19,718	$2,877	$15,730	$2,236	$749	$578	$62,932

Three Months Ended March 31, 2012
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(20)	6	(22)	(2)	15	8	11	4	—
Charge offs	(1)	(10)	(84)	—	(26)	(17)	(17)	(7)	(162)
Recoveries	14	2	—	1	1	—	2	2	22
Net charge offs	13	(8)	(84)	1	(25)	(17)	(15)	(5)	(140)
Allowance for credit losses – end of period	$205	$76	$25	$20	$182	$43	$35	$17	$603
Ending balance: collectively evaluated for impairment	$95	$64	$25	$20	$95	$39	$29	$17	$384
Ending balance: individually evaluated for impairment	110	12	—	—	87	4	6	—	219
Total allowance for credit losses	$205	$76	$25	$20	$182	$43	$35	$17	$603

Loans:
Collectively evaluated for impairment	$7,122	$10,750	$13,834	$2,962	$12,990	$2,477	$767	$679	$51,581
Individually evaluated for impairment(1)	655	139	18	89	596	14	19	—	1,530
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	758	—	—	—	758
Total loans	$7,777	$10,889	$13,852	$3,051	$14,344	$2,491	$786	$679	$53,869

(1)
For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. The loan balance above excludes TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $632 million and $445 million at March 31, 2013 and 2012, respectively.

HSBC USA Inc.

7. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Commercial loans	$58	$481
Consumer loans:
Residential mortgages	277	472
Other consumer	64	65
Total consumer	341	537
Total loans held for sale	$399	$1,018
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at March 31, 2013 and December 31, 2012. The fair value of commercial loans held for sale under this program was $3 million and $465 million at March 31, 2013 and December 31, 2012, respectively. We have elected to designate all of the leveraged acquisition finance syndicated loans classified as held for sale at fair value under fair value option. See Note 12, “Fair Value Option,” for additional information.
Commercial loans held for sale also includes commercial real estate loans of $55 million and $16 million at March 31, 2013 and December 31, 2012, respectively, which were originated with the intent to sell to government sponsored enterprises.
Residential mortgage loans held for sale include first mortgage loans originated and held for sale primarily to various government sponsored enterprises. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. We retained the servicing rights in relation to the mortgages upon sale. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $51 million and $52 million at March 31, 2013 and December 31, 2012, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at March 31, 2013, we experienced a decrease in the valuation allowance for consumer loans held for sale during 2013 due primarily to loan sales. The valuation allowance on consumer loans held for sale was $106 million and $114 million at March 31, 2013 and December 31, 2012, respectively.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale attributable to changes in market interest rates. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue in the consolidated statement of income, was a loss of less than $1 million during the three months ended March 31, 2013 compared to a gain of $7 million during the three months ended March 31, 2012.

HSBC USA Inc.

8. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Mortgage servicing rights	$202	$179
Purchased credit card relationships	58	60
Other	7	8
Total other intangible assets	$267	$247
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
Fair value of residential MSRs is calculated using the following critical assumptions:

	March 31, 2013	December 31, 2012
Annualized constant prepayment rate (“CPR”)	18.2%	22.4%
Constant discount rate	12.5%	11.3%
Weighted average life	3.8	3.4
Residential MSRs activity is summarized in the following table:

Three Months Ended March 31,	2013	2012
	(in millions)
Fair value of MSRs:
Beginning balance	$168	$220
Additions related to loan sales	6	8
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	26	16
Realization of cash flows	(10)	(16)
Ending balance	$190	$228
Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	March 31, 2013	December 31, 2012
	(in millions)
Outstanding principal balances at period end	$31,039	$32,041
Custodial balances maintained and included in noninterest bearing deposits at period end	$722	$810

HSBC USA Inc.

Servicing fees collected are included in residential mortgage banking revenue and totaled $21 million and $25 million during the three months ended March 31, 2013 and 2012, respectively.
Commercial mortgage servicing rights  Commercial MSRs, which are accounted for using the lower of amortized cost or fair value method, totaled $12 million and $11 million at March 31, 2013 and December 31, 2012, respectively.
Purchased credit card relationships  In March 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara. The remaining $65 million was included in intangible assets and is being amortized over its estimated useful life of ten years
Other Intangible Assets  Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $7 million and $8 million at March 31, 2013 and December 31, 2012, respectively.

9. Goodwill

Goodwill was $2.2 billion at both March 31, 2013 and December 31, 2012, and includes accumulated impairment losses from prior years of $54 million.
Based on the results of our interim goodwill impairment testing in December 2012, including the historically narrow differences between fair value and book value in both our Global Banking and Markets and Global Private Banking reporting units, we performed an interim review of goodwill impairment for both of these reporting units during the first quarter of 2013. As a result of this testing, the fair value of these reporting units continued to exceed their carrying values, including goodwill. At March 31, 2013, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 97 percent of fair value, while the book value of our Global Private Banking reporting unit including allocated goodwill of $415 million was less than 50 percent of its fair value. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. As our testing results continue to indicate that there is only a marginal excess of fair value over book value for our Global Banking and Markets reporting unit, we will continue to monitor this reporting unit and perform interim impairment testing in future periods as very small changes in projections could result in either partial or full goodwill impairment of this reporting unit. We continue to perform periodic analyses of the risks and strategies of all our business and product offerings. If deterioration in economic conditions occurs or changes in the strategy or performance of our businesses or product offerings occur, interim impairment tests in addition to Global Banking and Markets could be required in 2013.

HSBC USA Inc.

10. Derivative Financial Instruments

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
Derivatives Held for Risk Management Purposes  Our risk management policy requires us to identify, analyze and manage risks arising from the activities conducted during the normal course of business. We use derivative instruments as an asset and liability management tool to manage our exposures in interest rate, foreign currency and credit risks in existing assets and liabilities, commitments and forecasted transactions. The accounting for changes in fair value of a derivative instrument will depend on whether the derivative has been designated and qualifies for hedge accounting.
We designate derivative instruments to offset the fair value risk and cash flow risk arising from fixed-rate and floating-rate assets and liabilities as well as forecasted transactions. We assess the hedging relationships, both at the inception of the hedge and on an ongoing basis, using a regression approach to determine whether the designated hedging instrument is highly effective in offsetting changes in the fair value or the cash flows attributable to the hedged risk. Accounting principles for qualifying hedges require us to prepare detailed documentation describing the relationship between the hedging instrument and the hedged item, including, but not limited to, the risk management objective, the hedging strategy and the methods to assess and measure the ineffectiveness of the hedging relationship. We discontinue hedge accounting when we determine that the hedge is no longer highly effective, the hedging instrument is terminated, sold or expired, the designated forecasted transaction is not probable of occurring, or when the designation is removed by us.
In the tables below, the fair value disclosed does not include collateral that we either receive or deposit with our interest rate swap counterparties. Such collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet with the fair value amount recognized for derivative instruments.
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
For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $4 million during the three months ended March 31, 2013 compared to net gains of $11 million during the three months ended March 31, 2012 which are reported in other income in the consolidated statement of income which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $1 million and increased the carrying amount of our debt by $4 million during the three months ended March 31, 2013 and 2012, respectively. We amortized $3 million and $3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three months ended March 31, 2013 and 2012, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $45 million and $49 million as of March 31, 2013 and December 31, 2012, respectively. Basis adjustments for active fair value hedges of available-for-sale securities decreased the carrying amount of the securities by $155 million during the three months ended March 31, 2013 compared to a decrease in the carrying amount of the securities by $294 million during the three months ended March 31, 2012. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $631 million and $836 million as of March 31, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

The following table presents the fair value of derivative instruments designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of		Balance Sheet	Fair Value as of
	Location	March 31, 2013	December 31, 2012	Location	March 31, 2013	December 31, 2012
(in millions)
Interest rate contracts	Other assets	$42	$10	Interest, taxes and other liabilities	$668	$875

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

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income
	(in millions)
Three Months Ended March 31, 2013
Interest rate contracts/AFS Securities	$(56)	$170	$112	$(174)
Interest rate contracts/subordinated debt	4	(1)	(14)	1
Total	$(52)	$169	$98	$(173)
Three Months Ended March 31, 2012
Interest rate contracts/AFS Securities	$(46)	$298	$179	$(287)
Interest rate contracts/subordinated debt	(14)	4	(15)	(4)
Total	$(60)	$302	$164	$(291)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of March 31, 2013 and December 31, 2012, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 2013 and 2012, $4 million and $4 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income. During the next twelve months, we expect to amortize $11 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualify as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of		Balance Sheet	Fair Value as of
	Location	March 31, 2013	December 31, 2012	Location	March 31, 2013	December 31, 2012
(in millions)
Interest rate contracts	Other assets	$17	$47	Interest, taxes and other liabilities	$198	$236

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

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
Three Months Ended March 31,	2013	2012		2013	2012		2013	2012
	(in millions)
Interest rate contracts	$34	$58	Interest income (expense)	$(4)	$(4)	Other income	$—	$(1)
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
Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities. As of March 31, 2013, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income. In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of		Balance Sheet	Fair Value as of
	Location	March 31, 2013	December 31, 2012	Location	March 31, 2013	December 31, 2012
	(in millions)
Interest rate contracts	Trading assets	$63,052	$70,865	Trading liabilities	$63,355	$70,450
Foreign exchange contracts	Trading assets	14,331	13,799	Trading liabilities	14,353	13,601
Equity contracts	Trading assets	1,304	1,287	Trading liabilities	1,310	1,291
Precious metals contracts	Trading assets	805	791	Trading liabilities	622	738
Credit contracts	Trading assets	6,685	7,128	Trading liabilities	6,700	7,347
Total		$86,177	$93,870		$86,340	$93,427

(1)
The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	March 31, 2013	December 31, 2012	Location	March 31, 2013	December 31, 2012
	(in millions)
Interest rate contracts	Other assets	$801	$901	Interest, taxes and other liabilities	$90	$97
Foreign exchange contracts	Other assets	37	52	Interest, taxes and other liabilities	33	17
Equity contracts	Other assets	653	472	Interest, taxes and other liabilities	116	126
Credit contracts	Other assets	5	1	Interest, taxes and other liabilities	9	4
Total		$1,496	$1,426		$248	$244

(1)
The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income.

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended March 31,	Recognized in Income on Derivatives	2013	2012
	(in millions)
Interest rate contracts	Trading revenue	$86	$18
Interest rate contracts	Residential mortgage banking revenue	(7)	(16)
Foreign exchange contracts	Trading revenue	(138)	399
Equity contracts	Trading revenue	(2)	18
Precious metals contracts	Trading revenue	42	35
Credit contracts	Trading revenue	147	(228)
Total		$128	$226
The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the consolidated statement of income.

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended March 31,	Recognized in Income on Derivatives	2013	2012
	(in millions)
Interest rate contracts	Other income	$(62)	$(90)
Interest rate contracts	Residential mortgage banking revenue	(1)	7
Foreign exchange contracts	Other income	(31)	14
Equity contracts	Other income	315	364
Credit contracts	Other income	—	(3)
Total		$221	$292
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2013, is $8.8 billion for which we have posted collateral of $7.0 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2012, is $8.7 billion for which we have posted collateral of $7.9 billion. Substantially all of the collateral posted is in the form of available-for-sale. See Note 20, “Guarantee Arrangements and Pledged Assets,” for further details.

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

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$2	$269
P-2	2	70	269

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$68	$68
A-1	19	19	286
We would be required to post $21 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

	March 31, 2013	December 31, 2012
	(in billions)
Interest rate:
Futures and forwards	$242.7	$313.9
Swaps	3,077.2	2,842.6
Options written	110.0	43.3
Options purchased	107.8	44.2
	3,537.7	3,244.0
Foreign Exchange:
Swaps, futures and forwards	946.5	743.7
Options written	74.6	54.9
Options purchased	—	55.5
Spot	86.0	56.3
	1,107.1	910.4
Commodities, equities and precious metals:
Swaps, futures and forwards	49.4	48.1
Options written	22.7	21.0
Options purchased	23.2	21.4
	95.3	90.5
Credit derivatives	463.5	484.9
Total	$5,203.6	$4,729.8

HSBC USA Inc.

11. Disclosures about Offsetting Assets and Liabilities

The following table provides information about derivative assets and securities sold under repurchase agreements that are subject to offset as of March 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received	Net Amount
	(in millions)
As of March 31, 2013:
Derivatives (1)	$87,732	$77,825	$9,907	$853	$—	$9,054
Securities purchased under agreements to resell	12,833	6,472	6,361	6,358	—	3
Total	$100,565	$84,297	$16,268	$7,211	$—	$9,057

As of December 31, 2012:
Derivatives (1)	$95,353	$83,367	$11,986	$627	$—	$11,359
Securities purchased under agreements to resell	5,736	2,587	3,149	3,146	—	3
Total	$101,089	$85,954	$15,135	$3,773	$—	$11,362

(1)
The gross amounts of recognized assets includes $86.2 billion of trading related derivatives which are included in trading assets in our consolidated balance sheet and $1.6 billion of derivatives designated in hedging activities that are included in other assets in our consolidated balance sheet at March 31, 2013.The gross amounts of recognized assets includes $93.9 billion of trading related derivatives which are included in trading assets in our consolidated balance sheet and $1.5 billion of derivatives designated in hedging activities that are included in other assets in our consolidated balance sheet at December 31, 2012.

(2)	Represents securities received to cover derivative and financing transaction exposures.
The following table provides information about derivative liabilities and securities purchased under agreements to resell that are subject to offset as of March 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Pledged	Net Amount
	(in millions)
As of March 31, 2013:
Derivatives (1)	$87,454	$73,879	$13,575	$4,886	$—	$8,689
Securities sold under repurchase agreements	10,131	6,472	3,659	3,659	—	—
Total	$97,585	$80,351	$17,234	$8,545	$—	$8,689

As of December 31, 2012:
Derivatives (1)	$94,782	$79,580	$15,202	$4,887	$—	$10,315
Securities sold under repurchase agreements	9,404	2,587	6,817	6,817	—	—
Total	$104,186	$82,167	$22,019	$11,704	$—	$10,315

(1)
The gross amounts of recognized liabilities includes $86.3 billion of trading related derivatives which are included in trading liabilities in our consolidated balance sheet and $1.1 billion of derivatives designated in hedging activities that are included in interest, taxes and other liabilities in our consolidated balance sheet at March 31, 2013.The gross amounts of recognized liabilities includes $93.4 billion of trading related derivatives which are included in trading liabilities in our consolidated balance sheet and $1.4 billion of derivatives designated in hedging activities that are included in interest, taxes and other liabilities in our consolidated balance sheet at December 31, 2012.

(2)	Represents securities pledged to cover derivative and financing transaction exposures.

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
Loans  We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. During the first quarter of 2013, we completed the sale of substantially all of our remaining leveraged acquisition finance syndicated loans which we had been holding since the financial crisis. As of March 31, 2013, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $3 million carried at fair value had an aggregate unpaid principal balance of $3 million. As of December 31, 2012, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $465 million carried at fair value had an aggregate unpaid principal balance of $486 million.
These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of March 31, 2013 and December 31, 2012, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. We measure the fair value of these debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and interest rates.
The fair value of fixed-rate debt accounted for under FVO at March 31, 2013 totaled $2.0 billion and had an aggregate unpaid principal balance of $1.8 billion. The fair value of fixed-rate debt accounted for under FVO at December 31, 2012 totaled $2.0 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply fair value option accounting to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of March 31, 2013, interest bearing deposits in domestic offices included $8.4 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $8.0 billion. As of December 31, 2012, interest bearing deposits in domestic offices included $8.7 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $8.4 billion. Long-term debt at March 31, 2013 included structured notes of $5.7 billion accounted for under FVO which had an unpaid principal balance of $5.4 billion. Long-term debt at December 31, 2012 included structured notes of $5.3 billion accounted for under FVO which had an unpaid principal balance of $5.0 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2013
Interest rate and other components(1)	$—	$63	$(316)	$(253)
Credit risk component	21	(42)	33	12
Total mark-to-market on financial instruments designated at fair value	21	21	(283)	(241)
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(62)	268	206
Net realized gain on the related long-term debt derivatives	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$13	$(25)	$(15)	$(27)

Three Months Ended March 31, 2012
Interest rate and other components(1)	$1	$83	$(429)	$(345)
Credit risk component	32	(221)	33	(156)
Total mark-to-market on financial instruments designated at fair value	33	(138)	(396)	(501)
Net realized loss on financial instruments	(1)	—	—	(1)
Mark-to-market on the related derivatives	—	(115)	389	274
Net realized gain on the related long-term debt derivatives	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$32	$(237)	$(7)	$(212)

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

HSBC USA Inc.

13. Income Taxes

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Three Months Ended March 31,	2013		2012
	(dollars are in millions)
Tax expense at the U.S. federal statutory income tax rate	$100	35.0%	$34	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	17	5.9	6	6.1
Adjustment of tax rate used to value deferred taxes	2	0.6	(10)	(10.2)
Validation of tax accounts	(10)	(3.5)	—	—
Accrual of tax reserves(1)	14	4.9	16	16.3
Tax exempt interest income	(3)	(1.0)	(2)	(2.0)
Tax credits and foreign operations	(18)	(6.3)	(25)	(25.6)
Other	2	0.6	(1)	(1.2)
Total income tax expense	$104	36.2%	$18	18.4%

(1)	Tax reserves in 2013 and 2012 relate to state uncertain tax positions which we no longer believe we meet the more likely than not requirement for recognition.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits at March 31, 2013 that, if recognized, would affect the effective income tax rate is $329 million and $319 million at March 31, 2013 and December 31, 2012, respectively.
It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to unrecognized tax positions as a component of other operating expenses in the consolidated statement of income. We had accruals for the payment of interest associated with uncertain tax positions of $169 million and $159 million at March 31, 2013 and December 31, 2012, respectively. Our accrual for the payment of interest associated with uncertain tax positions increased by $10 million during the three months ended March 31, 2013. We have no penalty accruals recorded as of March 31, 2013.
HSBC North America Consolidated Income Taxes  We are included in HSBC North America's consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the “HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.
The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity.
In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. The HNAH Group has continued to consider the impact of the economic environment on the U.S. businesses and the expected growth of the deferred tax assets. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period.
In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income, our analysis of the realizability of

HSBC USA Inc.

the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated it remains fully committed and has the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.
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
HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $967 million and $905 million as of March 31, 2013 and December 31, 2012, respectively.
The IRS is currently auditing our income tax returns for the period 2006 through 2009 with an anticipated completion in 2013. We remain subject to state and local income tax examinations for years 2004 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a 2011 state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. At March 31, 2013, tax reserves include $265 million (net of federal tax benefit) along with related accrued interest expense of $139 million in relation to the estimated exposure on this matter.

HSBC USA Inc.

14. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Three Months Ended March 31,	2013	2012
	(in millions)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$992	$883
Other comprehensive loss for period:
Net unrealized holding losses arising during period, net of tax of ($61) million and $(75) million, respectively	(82)	(109)
Reclassification adjustment for gains realized in net income, net of tax of ($47) million and $(12) million, respectively (1)	(68)	(18)
Total other comprehensive loss for period	(150)	(127)
Balance at end of period	842	756
Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance at beginning of period	(201)	(229)
Other comprehensive income for period:
Net gains arising during period, net of tax of $13 million and $27 million, respectively	21	35
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $2 million, respectively (2)	2	2
Total other comprehensive income for period	23	37
Balance at end of period	(178)	(192)
Pension and postretirement benefit liability:
Balance at beginning of period	(6)	(12)
Other comprehensive income for period:
Change in unfunded pension postretirement liability, net of tax of $1 million	—	1
Amortization of prior service costs and transition obligation included in net income (3)	—	—
Total other comprehensive income for period	—	1
Balance at end of period	(6)	(11)
Total accumulated other comprehensive income at end of period	$658	$553

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

(2)	Amount reclassified to net income relates to interest rate contracts and is included in interest income (expense) in our consolidated statement of income.

(3)	Amount reclassified to net income is included in salaries and employee benefits in our consolidated statement of income.

HSBC USA Inc.

15. Pension and Other Postretirement Benefits

Defined Benefit Pension Plans  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance into a single HSBC North America qualified defined benefit pension plan (either the “HSBC North America Pension Plan” or the “Plan”) which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income.

Three Months Ended March 31,	2013	2012
	(in millions)
Service cost – benefits earned during the period	$1	$3
Interest cost on projected benefit obligation	17	17
Expected return on assets	(20)	(21)
Amortization of prior service cost (benefit)	—	(1)
Recognized losses	13	11
Pension expense	$11	$9
Postretirement Plans Other Than Pensions  Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost included the following components:

Three Months Ended March 31,	2013	2012
	(in millions)
Interest cost	$1	$1
Amortization of transition obligation	—	1
Net periodic postretirement benefit cost	$1	$2

16. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology and some centralized services, item and statement processing services, banking and other miscellaneous services. All extensions of credit by (and certain credit exposures of) HSBC Bank USA to other HSBC affiliates (other than FDIC-insured banks) are legally required to be secured by eligible collateral. The following table presents related party balances and the income and expense generated by related party transactions:

HSBC USA Inc.

	March 31, 2013	December 31, 2012
	(in millions)
Assets:
Cash and due from banks	$152	$114
Interest bearing deposits with banks	672	714
Securities purchased under agreements to resell	180	—
Trading assets(1)	19,625	21,370
Loans	4,779	4,514
Other	915	858
Total assets	$26,323	$27,570
Liabilities:
Deposits	$19,830	$13,863
Trading liabilities(1)	22,940	23,910
Short-term borrowings	2,376	2,721
Long-term debt	3,990	3,990
Other	501	459
Total liabilities	$49,637	$44,943

(1)	Trading assets and liabilities exclude the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

Three Months Ended March 31,	2013	2012
	(in millions)
Income/(Expense):
Interest income	$22	$13
Interest expense	(20)	(24)
Net interest income (loss)	$2	$(11)
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance	$21	$14
HSBC Markets (USA) Inc. (“HMUS”)	5	5
Other HSBC affiliates	16	28
Other HSBC affiliates income	12	9
Total affiliate income	$54	$56
Residential mortgage banking revenue	$—	$2
Support services from HSBC affiliates:
HSBC Finance	$(4)	$(10)
HMUS	(52)	(73)
HSBC Technology & Services (USA) (“HTSU”)	(233)	(234)
Other HSBC affiliates	(35)	(51)
Total support services from HSBC affiliates	$(324)	$(368)
Stock based compensation expense with HSBC	$(9)	$(12)
Transactions Conducted with HSBC Finance Corporation

•
In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchased new originations on these credit card receivables. As discussed in Note 8, “Intangible Assets,” on March 29, 2012 we re-purchased these account relationships from HSBC Finance for $108 million and as a result, we stopped purchasing new originations on these credit card accounts from HSBC Finance. We purchased $492 million of credit card receivables from HSBC Finance during the three months ended March 31, 2012. HSBC Finance continued to service

HSBC USA Inc.

these loans for us for a fee through April 30, 2012. Effective with the close of the sale of our General Motors ("GM") and Union Plus ("UP") credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans are now serviced by Capital One for a fee. Premiums previously paid are amortized to interest income over the estimated life of the receivables purchased. We paid HSBC Finance fees for servicing these loans of $5 million during the three months ended March 31, 2012.

•
In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At March 31, 2013 and December 31, 2012, HSBC Finance was servicing $1.1 billion and $1.2 billion, respectively, of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of $1 million and $1 million during the three months ended March 31, 2013 and 2012, respectively.

•
In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. During the three months ended March 31, 2013 and 2012, we paid $2 million and $2 million, respectively, for services we received from HSBC Finance and received less than $1 million and $2 million, respectively, for services we provided to HSBC Finance.

•
In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA and subsequently to HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three months ended March 31, 2013 and 2012, we received servicing revenue from HSBC Finance of $16 million and $14 million, respectively.

•
We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance. This facility was renewed for an additional 364 days in November 2012. Any draws on this credit facility by HSBC Finance require regulatory approval. There were no balances outstanding at March 31, 2013 and December 31, 2012.

•
During the fourth quarter of 2011, we extended an unsecured $3.0 billion 364 day uncommitted revolving credit agreement to HSBC Finance which allowed for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase this uncommitted revolving credit agreement to $4.0 billion. As of March 31, 2013 and December 31, 2012, $2.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017 and $1.5 billion maturing in January 2018.

•
In May 2012, we extended a $2.0 billion committed revolving credit facility to HSBC Finance which expires in May 2017. As of March 31, 2013 and December 31, 2012 there were no amounts outstanding under this credit facility.

Transactions Conducted with HSBC Finance Corporation Involving Discontinued Operations  As it relates to our discontinued credit card and private label operations, in January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally, in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement we purchased on a daily basis substantially all new originations from these account relationships from HSBC Finance. Premiums paid for these receivables are amortized to interest income over the estimated life of the receivables purchased and are included as a component of Income from Discontinued Operations. HSBC Finance serviced these credit card loans for us for a fee through April 30, 2012. Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $152 million during the three months ended March 31, 2012. Information regarding these loans is summarized in the table below.

	Private Label		Credit Card
	Cards	Commercial and Closed End Loans	General Motors	Union Privilege	Other	Total
	(in billions)
Total loans purchased on a daily basis from HSBC Finance during:
Three Months Ended March 31, 2012	3.3	—	2.9	.7	.5	7.4

HSBC USA Inc.

The GM and UP credit card receivables as well as the private label credit card receivables were purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows were developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party used these projected future cash flows and a discount rate to determine a range of fair values. We used the mid-point of this range as the sales price. If significant information became available that altered the projected future cash flows, an analysis was performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles. With the announcement of the Capital One transaction, an analysis was performed and an adjustment to the fair value rates was made effective in August 2011 to reflect the sale of the receivables to a third party during the first half of 2012. The rates continued to be updated as part of our normal semi-annual process until the time the transaction was completed.
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

•
We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.8 billion and $3.8 billion at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, $250 million and $310 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $1 million and $1 million during the three months ended March 31, 2013 and 2012, respectively.

Other Transactions with HSBC Affiliates

•
HNAH extended a $1.0 billion senior debt to us in August 2009. This is a five year floating rate debt which matures in August 2014. In addition, in April 2011, we borrowed an additional $3.0 billion from HNAH. This senior debt matures in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The debt bears interest at 90 day USD Libor plus a spread, with each maturity at a different spread. Interest expense on this debt totaled $14 million and $16 million during the three months ended March 31, 2013 and 2012, respectively.

•
In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London, HSBC Brazil, HSBC Chile and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $13 million and $14 million at March 31, 2013 and December 31, 2012, respectively.

•	We have a committed unused line of credit with HSBC Investment (Bahamas) Limited of $900 million at March 31, 2013 and December 31, 2012.

•	We have a committed unused line of credit with HSBC Holdings plc of $500 million at March 31, 2013 and December 31, 2012.

•	We have an uncommitted unused line of credit with HNAI of $150 million at March 31, 2013 and December 31, 2012.

•
We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, there were no amounts outstanding under these loans or lines of credit.

•
Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At March 31, 2013 and December 31, 2012, no ABCP issued by such conduits was held.

•
We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $1,213.0 billion and $1,066.5 billion at March 31, 2013 and December 31, 2012, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $673 million and $691 million at March 31, 2013 and December 31, 2012, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

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

•
Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 15 “Pension and Other Post retirement Benefits.”

•
Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $9 million and $12 million during the three months ended March 31, 2013 and 2012, respectively.

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $23 million and $25 million during the three months ended March 31, 2013 and 2012, respectively, are included as a component of Support services from HSBC affiliates in the table above. Through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd. began billing us directly for the services we receive from them.

•	We did not pay any dividends to our parent company, HNAI, on our common stock during the three months ended March 31, 2013 and 2012.

17. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are generally based upon global business. Our segment results are reported on a continuing operations basis. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2012 Form 10-K accept as noted below.
Commercial Banking ("CMB") has historically held investments in low income housing tax credits. The financial benefit from these investments is obtained through lower taxes. Since business segment returns are measured on a pre-tax basis, a revenue share has historically been in place in the form of a funding credit to provide CMB with an exact and equal offset booked to the Other segment. Beginning in 2013, this practice has been eliminated and the low income housing tax credit investments and related financial impact are being recorded entirely in the Other segment. We have reclassified prior period results in both the CMB and Other segments to conform to the revised current year presentation.
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

HSBC USA Inc.

received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.
Deferred loan origination costs and fees - Certain loan fees and incremental direct loan costs, which would not have been incurred but for the origination of loans, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct incremental loan origination costs, including certain internal costs directly attributable to the origination of loans in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.
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
Additionally, certain Leverage Acquisition Finance (“LAF”) loans had been classified as trading assets for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in the first quarter of 2013.
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

HSBC USA Inc.

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
Credit loss reserves on TDR Loans under U.S. GAAP are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate.
For loans collectively evaluated for impairment under US GAAP, bank industry practice adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our allowance for credit losses. Under IFRSs, we completed a review in the fourth quarter of 2012 which concluded that the estimated average period of time from current status to write-off for loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in the fourth quarter of 2012.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor”). As a result of amendments to the applicable IFRSs effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on the riskier plan assets. In 2010, changes to future accruals for legacy participants under the HSBC

HSBC USA Inc.

North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
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
Assets
Customer loans (Loans) - As discussed more fully above under "Other Operating Income (Total Other Revenues) - Loans held for sale," on an IFRSs basis loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP which results in loans generally being reported as held for sale later than under U.S. GAAP.
Precious metals - Precious metals leased or loaned to customers are reclassified from trading precious metals into loans. Precious metal leases or loans are stated at spot price of the underlying precious metals with changes in value arising from changes in spot price recorded in other income. Interest is recorded as interest income in the consolidated statement of income. Under IFRSs, precious metals leased or loaned to customers continue to be part of the precious metal inventory which is stated at fair value. We take into consideration any financing and leasing arrangement in determining the fair value of precious metals.
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
Goodwill - IFRSs and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. There are also differences between IFRSs and U.S. GAAP in how impairment is measured as U.S GAAP requires a two-step impairment test which requires the fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination. For IFRSs, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill under IFRSs.
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

	IFRS Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2013
Net interest income(1)	$215	$170	$109	$45	$(14)	$(4)	$521	$(17)	$1	$505
Other operating income	107	65	382	28	(25)	4	561	34	(3)	592
Total operating income	322	235	491	73	(39)	—	1,082	17	(2)	1,097
Loan impairment charges(3)	32	14	3	1	—	—	50	(23)	(6)	21
	290	221	488	72	(39)	—	1,032	40	4	1,076
Operating expenses(2)	291	162	230	60	42	—	785	—	4	789
Profit before income tax expense	$(1)	$59	$258	$12	$(81)	$—	$247	$40	$—	$287
Balances at end of period:
Total assets	$19,634	$20,919	$207,785	$7,831	$164	$—	$256,333	$(63,415)	$92	$193,010
Total loans, net	16,747	19,449	23,244	5,722	—	—	65,162	1,194	(3,992)	62,364
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	34,253	21,464	36,135	12,941	—	—	104,793	(5,319)	17,575	117,049
Three Months Ended March 31, 2012
Net interest income(1)	$247	$170	$143	$45	$(11)	$(6)	$588	$(15)	$14	$587
Other operating income	97	68	326	29	(235)	6	291	68	8	367
Total operating income	344	238	469	74	(246)	—	879	53	22	954
Loan impairment charges(3)	41	(17)	(31)	(2)	—	—	(9)	(3)	12	—
	303	255	500	76	(246)	—	888	56	10	954
Operating expenses(2)	321	164	259	58	40	—	842	4	10	856
Profit before income tax expense	$(18)	$91	$241	$18	$(286)	$—	$46	$52	$—	$98
Balances at end of period:
Total assets	$27,570	$22,633	$199,218	$6,931	$624	$—	$256,976	$(65,781)	$137	$191,332
Total loans, net	16,093	17,450	27,665	4,962	—	—	66,170	(2,677)	(10,227)	53,266
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	37,758	21,219	40,461	12,033	—	—	111,471	(4,441)	30,497	137,527

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

HSBC USA Inc.

18. Retained Earnings and Regulatory Capital Requirements

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	March 31, 2013				December 31, 2012
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,929	10.00%		18.11%	$20,764	10.00%		19.52%
HSBC Bank USA	21,696	10.00		19.54	21,464	10.00		21.07
Tier 1 capital ratio:
HSBC USA Inc.	14,717	6.00		12.74	14,480	6.00		13.61
HSBC Bank USA	16,326	6.00		14.70	15,482	6.00		15.20
Tier 1 common ratio:
HSBC USA Inc.	12,610	5.00	(2)	10.91	12,373	5.00	(2)	11.63
HSBC Bank USA	16,326	5.00		14.70	15,482	5.00		15.20
Tier 1 leverage ratio:
HSBC USA Inc.	14,717	3.00	(3)	8.00	14,480	3.00	(3)	7.70
HSBC Bank USA	16,326	5.00		9.26	15,482	5.00		8.43
Risk weighted assets:
HSBC USA Inc.	115,552				106,395
HSBC Bank USA	111,059				101,865

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
We did not receive any cash capital contributions from our immediate parent, HNAI during the first three months of 2013. We did not make any capital contributions to our subsidiary, HSBC Bank USA, during the three months ended March 31, 2013.
Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At March 31, 2013 and December 31, 2012, deferred tax assets of $513 million and $622 million, respectively, were excluded in the computation of regulatory capital.

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

HSBC USA Inc.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIE as of March 31, 2013 and December 31, 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	March 31, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Interest bearing deposits with banks	$210	$—	$216	$—
Other assets	514	—	533	—
Long term debt	—	92	—	92
Other liabilities	—	125	—	152
Total	$724	$217	$749	$244
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
Asset-backed commercial paper conduit During the first quarter of 2013, HSBC decided to restructure certain of its asset-backed commercial paper conduit programs to have only one asset-backed commercial paper conduit providing securitized financing to HSBC clients globally. As part of this initiative, our commercial paper conduit otherwise known as Bryant Park Funding LLC (“Bryant Park”) will no longer transact new business and certain existing Bryant Park customer transactions will be refinanced by an existing commercial paper conduit currently consolidated by HSBC Bank plc. Bryant Park will continue to exist but only to fund selected legacy assets it currently holds. Upon completion of the restructure HSBC Bank USA, through the loan financing, will absorb all of the risk including the credit risk in Bryant Park as a whole (compared to less than a majority risk prior to restructure). In addition, HSBC Bank USA will assume unilateral decision-making power (which it does not have prior to restructure) to decide whether the assets held in Bryant Park should be disposed of in the future. Accordingly, HSBC Bank USA will become the primary beneficiary and will be required to consolidate Bryant Park. The restructure is expected to be completed in the second quarter of 2013 which we currently estimate will result in an increase to assets of approximately $200 million; an increase to liabilities of approximately $325 million and a decrease to shareholders' equity of approximately $125 million upon completion.
Unconsolidated VIEs  We also have variable interests in other VIEs that were not consolidated at March 31, 2013 and December 31, 2012 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of March 31, 2013 and December 31, 2012:

HSBC USA Inc.

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At March 31, 2013
Asset-backed commercial paper conduits	$—	$—	$16,273	$2,454
Structured note vehicles	1,827	117	6,655	1,927
Total	$1,827	$117	$22,928	$4,381
At December 31, 2012
Asset-backed commercial paper conduits	$—	$—	$16,104	$2,212
Structured note vehicles	2,117	154	7,055	2,217
Total	$2,117	$154	$23,159	$4,429
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Asset-backed commercial paper conduits  Separately from the Bryant Park facility discussed above, we provide liquidity facilities to a number of multi-seller and single-seller ABCP conduits sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating the customers' access to commercial paper markets.
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $2.5 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles' debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of March 31, 2013, we recorded approximately $64 million of trading assets and $69 million of trading liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2012, we recorded approximately $140 million of trading assets and $147 million of trading liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.
In addition to our variable interests, we also hold credit default swaps with these structured note VIEs under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs

HSBC USA Inc.

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
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 4 “Securities” and Note 21 “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of March 31, 2013 and December 31, 2012. Following the table is a description of the various arrangements.

	March 31, 2013		December 31, 2012
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(621)	$229,166	$(76)	$237,548
Financial standby letters of credit, net of participations(2)(3)	—	5,405	—	5,554
Performance (non-financial) guarantees(3)	—	2,747	—	2,878
Liquidity asset purchase agreements(3)	—	2,454	—	2,212
Total	$(621)	$239,772	$(76)	$248,192

(1)	Includes $42.4 billion and $44.2 billion of notional issued for the benefit of HSBC affiliates at March 31, 2013 and December 31, 2012, respectively.

(2)	Includes $840 million and $808 million issued for the benefit of HSBC affiliates at March 31, 2013 and December 31, 2012, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(621)	$229,166	$(76)	$237,548
Buy-protection credit derivative positions	777	234,311	120	247,384
Net position(1)	$156	$(5,145)	$44	$(9,836)

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.4 billion and $2.7 billion, respectively. As of December 31, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.6 billion and $2.9 billion, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $45 million and $46 million at March 31, 2013 and December 31, 2012, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $18 million and $19 million at March 31, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2013 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.4	$128,824	$27,325	$156,149
Structured CDS	1.7	30,714	3,324	34,038
Index credit derivatives	3.3	25,166	58	25,224
Total return swaps	7.3	11,710	2,045	13,755
Subtotal		196,414	32,752	229,166
Standby Letters of Credit(2)	1.3	6,694	1,458	8,152
Total		$203,108	$34,210	$237,318

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

HSBC USA Inc.

To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $14.2 billion and $15.1 billion at March 31, 2013 and December 31, 2012, respectively, including $9.1 billion and $9.6 billion, respectively, of loans sourced from our legacy broker channel.
The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013	2012
	(in millions)
Pre- 2004	$2	$2
2004	9	4
2005	4	4
2006	15	16
2007	37	45
2008	23	27
Post 2008	5	4
Total repurchase demands received(1)	$95	$102

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $77 million and $84 million at March 31, 2013 and 2012, respectively.
The following table provides information about outstanding repurchase demands received from GSEs and other third parties at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in millions)
GSEs	$74	$86
Others	4	3
Total(1)	$78	$89

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $64 million and $65 million at March 31, 2013 and December 31, 2012, respectively.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•
The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three months ended March 31, 2013 and December 31, 2012 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

Three Months Ended March 31,	2013	2012
	(in millions)
Balance at beginning of period	$219	$237
Increase in liability recorded through earnings	13	21
Realized losses	(21)	(35)
Balance at end of period	$211	$223
Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $211 million at March 31, 2013 represents our best estimate of the loss that has

HSBC USA Inc.

been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $205 million at March 31, 2013. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:
Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of March 31, 2013 and December 31, 2012, we have issued $2.5 billion and $2.2 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 19, “Variable Interest Entities,” for further information.
Clearinghouses and exchanges  We are a member of various exchanges and clearinghouses that trade and clear securities and/or futures contracts. As a member, we may be required to pay a proportionate share of the financial obligations of another member who defaults on its obligations to the exchange or the clearinghouse. Our guarantee obligations would arise only if the exchange or clearinghouse had exhausted its resources. Any potential contingent liability under these membership agreements cannot be estimated. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), members of a clearinghouse may be required to contribute to a guaranty fund to backstop members' obligations to the clearinghouse.
Pledged Assets  The following table presents pledged assets included in the consolidated balance sheet.

	March 31, 2013	December 31, 2012
	(in millions)
Interest bearing deposits with banks	$462	$673
Trading assets(1)	2,616	2,346
Securities available-for-sale(2)	18,323	17,236
Securities held-to-maturity	432	456
Loans(3)	1,935	2,142
Other assets(4)	2,244	2,265
Total	$26,012	$25,118

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

(2)
Securities available-for-sale are primarily pledged against derivatives, public fund deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

(3)	Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $6.6 billion and $6.5 billion at March 31, 2013 and December 31, 2012, respectively. The fair value of trading assets that can be sold or repledged was $2.5 billion and $2.2 billion at March 31, 2013 and December 31, 2012, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $12.8 billion and $5.7 billion at March 31, 2013 and December 31, 2012, respectively. This collateral was obtained under security resale agreements. Of this collateral, $1.3 billion and $1.3 billion has been sold or repledged as collateral under repurchase agreements or to cover short sales at March 31, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

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

21. Fair Value Measurements

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
For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We estimate the implied probability of default based on the counterparty's credit spread observed in the credit default swap market. Where credit default spreads of the counterparty are not available, we use the credit default spread of specific proxy (e.g. the credit default swap spread of the counterparty's parent). Where specific proxy credit default swaps are not available, we apply a blended approach based on a mixture of proxy credit default swap referencing to credit names of similar credit standing in the same industry sector and the historical rating-based probability of default.
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

HSBC USA Inc.

Model valuation adjustment - Where fair value measurements are determined using an internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error. In addition, the values derived from valuation techniques are affected by the choice of valuation model and model limitation. When different valuation techniques are available, the choice of valuation model can be subjective. Furthermore, the valuation model applied may have measurement limitations. In those cases, an additional valuation adjustment is also applied to mitigate the measurement risk.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2013 and December 31, 2012.

HSBC USA Inc.

March 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$18,759	$18,759	$1,238	$17,059	$462
Securities purchased under resale agreements	6,361	6,361	—	6,361	—
Non-derivative trading assets	26,306	26,306	1,234	22,619	2,453
Derivatives	9,907	9,907	26	9,732	149
Securities	60,892	61,092	34,692	26,400	—
Commercial loans, net of allowance for credit losses	43,370	45,051	—	—	45,051
Commercial loans designated under fair value option and held for sale	3	3	—	3	—
Commercial loans held for sale	55	55	—	55	—
Consumer loans, net of allowance for credit losses	18,994	15,704	—	—	15,704
Consumer loans held for sale:
Residential mortgages	277	282	—	—	282
Other consumer	64	64	—	—	64
Financial liabilities:
Short-term financial liabilities	$12,314	$12,314	$—	$12,314	$—
Deposits:
Without fixed maturities	105,074	105,074	—	105,074	—
Fixed maturities	3,599	3,604	—	3,604	—
Deposits designated under fair value option	8,376	8,376	—	5,500	2,876
Non-derivative trading liabilities	7,027	7,027	841	6,186	—
Derivatives	13,575	13,575	17	13,437	121
Long-term debt	14,349	15,014	—	15,014	—
Long-term debt designated under fair value option	7,690	7,690	—	7,072	618

HSBC USA Inc.

December 31, 2012	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$15,074	$15,074	$1,359	$13,279	$436
Securities purchased under resale agreements	3,149	3,149	—	3,149	—
Non-derivative trading assets	25,491	25,491	2,484	20,061	2,946
Derivatives	11,986	11,986	30	11,785	171
Securities	69,336	69,547	43,421	26,126	—
Commercial loans, net of allowance for credit losses	43,833	45,153	—	—	45,153
Commercial loans designated under fair value option and held for sale	465	465	—	465	—
Commercial loans held for sale	16	16	—	16	—
Consumer loans, net of allowance for credit losses	18,778	15,173	—	—	15,173
Consumer loans held for sale:
Residential mortgages	472	485	—	—	485
Other consumer	65	65	—	—	65
Financial liabilities:
Short-term financial liabilities	$15,421	$15,421	$—	$15,421	$—
Deposits:
Without fixed maturities	104,414	104,414	—	104,414	—
Fixed maturities	4,565	4,574	—	4,574	—
Deposits designated under fair value option	8,692	8,692	—	6,056	2,636
Non-derivative trading liabilities	5,974	5,974	207	5,767	—
Derivatives	15,202	15,202	21	15,054	127
Long-term debt	14,465	15,163	—	15,163	—
Long-term debt designated under fair value option	7,280	7,280	—	6,851	429
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the prevailing economic conditions during the past few years, including changes in house prices, unemployment, consumer behavior, and discount rates. Many investors are non-bank financial institutions or hedge funds. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2013 and December 31, 2012 reflect these market conditions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
March 31, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,234	$417	$—	$1,651	$—	$1,651
Collateralized debt obligations	—	64	481	545	—	545
Asset-backed securities:
Residential mortgages	—	159	—	159	—	159
Corporate and other domestic debt securities	—	426	1,524	1,950	—	1,950
Debt Securities issued by foreign entities:
Corporate	—	84	294	378	—	378
Government	—	5,572	143	5,715	—	5,715
Equity securities	—	22	11	33	—	33
Precious metals trading	—	15,875	—	15,875	—	15,875
Derivatives(2):
Interest rate contracts	77	63,829	6	63,912	—	63,912
Foreign exchange contracts	17	14,194	157	14,368	—	14,368
Equity contracts	—	1,766	191	1,957	—	1,957
Precious metals contracts	135	648	22	805	—	805
Credit contracts	—	5,746	944	6,690	—	6,690
Derivatives netting	—	—	—	—	(77,825)	(77,825)
Total derivatives	229	86,183	1,320	87,732	(77,825)	9,907
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	34,651	18,065	—	52,716	—	52,716
Obligations of U.S. states and political subdivisions	—	770	—	770	—	770
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	185	—	185	—	185
Home equity	—	255	—	255	—	255
Other	—	85	—	85	—	85
Corporate and other domestic debt securities	—	26	—	26	—	26
Debt Securities issued by foreign entities:
Corporate	—	4,678	—	4,678	—	4,678
Government-backed	41	529	—	570	—	570
Equity securities	—	172	—	172	—	172
Loans(3)	—	3	—	3	—	3
Mortgage servicing rights(4)	—	—	190	190	—	190
Total assets	$36,155	$133,571	$3,963	$173,689	$(77,825)	$95,864
Liabilities:
Deposits in domestic offices(5)	$—	$5,500	$2,876	$8,376	$—	$8,376
Trading liabilities, excluding derivatives	841	6,186	—	7,027	—	7,027
Derivatives(2):
Interest rate contracts	99	64,212	—	64,311	—	64,311
Foreign exchange contracts	1	14,362	23	14,386	—	14,386
Equity contracts	—	1,269	157	1,426	—	1,426
Precious metals contracts	8	592	22	622	—	622
Credit contracts	—	6,129	580	6,709	—	6,709
Derivatives netting	—	—	—	—	(73,879)	(73,879)
Total derivatives	108	86,564	782	87,454	(73,879)	13,575
Long-term debt(6)	—	7,072	618	7,690	—	7,690
Total liabilities	$949	$105,322	$4,276	$110,547	$(73,879)	$36,668

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,484	$369	$—	$2,853	$—	$2,853
Collateralized debt obligations	—	—	466	466	—	466
Asset-backed securities:
Residential mortgages	—	221	—	221	—	221
Corporate and other domestic debt securities	—	1,035	1,861	2,896	—	2,896
Debt Securities issued by foreign entities:
Corporate	—	468	299	767	—	767
Government	—	5,609	311	5,920	—	5,920
Equity securities	—	27	9	36	—	36
Precious metals trading	—	12,332	—	12,332	—	12,332
Derivatives(2):
Interest rate contracts	98	71,717	8	71,823	—	71,823
Foreign exchange contracts	4	13,831	16	13,851	—	13,851
Equity contracts	—	1,593	166	1,759	—	1,759
Precious metals contracts	135	649	7	791	—	791
Credit contracts	—	5,961	1,168	7,129	—	7,129
Derivatives netting	—	—	—	—	(83,367)	(83,367)
Total derivatives	237	93,751	1,365	95,353	(83,367)	11,986
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	43,379	17,316	—	60,695	—	60,695
Obligations of U.S. states and political subdivisions	—	912	—	912	—	912
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	214	—	214	—	214
Home equity	—	258	—	258	—	258
Other	—	84	—	84	—	84
Corporate and other domestic debt securities	—	26	—	26	—	26
Debt Securities issued by foreign entities:
Corporate	—	831	—	831	—	831
Government-backed	42	4,480	—	4,522	—	4,522
Equity securities	—	173	—	173	—	173
Loans(3)	—	465	—	465	—	465
Mortgage servicing rights(4)	—	—	168	168	—	168
Total assets	$46,142	$138,572	$4,479	$189,193	$(83,367)	$105,826
Liabilities:
Deposits in domestic offices(5)	$—	$6,056	$2,636	$8,692	$—	$8,692
Trading liabilities, excluding derivatives	207	5,767	—	5,974	—	5,974
Derivatives(2):
Interest rate contracts	90	71,567	1	71,658	—	71,658
Foreign exchange contracts	25	13,582	11	13,618	—	13,618
Equity contracts	—	1,244	173	1,417	—	1,417
Precious metals contracts	19	712	7	738	—	738
Credit contracts	—	6,754	597	7,351	—	7,351
Derivatives netting	—	—	—	—	(79,580)	(79,580)
Total derivatives	134	93,859	789	94,782	(79,580)	15,202
Long-term debt(6)	—	6,851	429	7,280	—	7,280
Total liabilities	$341	$112,533	$3,854	$116,728	$(79,580)	$37,148

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $8.4 billion and $10.5 billion and trading derivative liabilities of $12.5 billion and $13.8 billion as of March 31, 2013 and December 31, 2012, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

HSBC USA Inc.

(3)
Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” for further information.

(4)	See Note 8, “Intangible Assets,” for additional information.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.
Transfers between leveling categories are recognized at the end of each reporting period.
Significant transfers between Levels 1 and 2  There were no significant transfers between Levels 1 and 2 during March 31, 2013 and 2012.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2013 and 2012. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$35	$—	$21	$—	$(41)	$—	$—	$481	$35
Corporate and other domestic debt securities	1,861	7	—	15	—	(359)	—	—	1,524	4
Corporate debt securities issued by foreign entities	299	(5)	—	—	—	—	—	—	294	(5)
Government debt securities issued by foreign entities	311	22	—	—	—	(190)	—	—	143	19
Equity securities	9	2	—	—	—	—	—	—	11	2
Derivatives(2):
Interest rate contracts	7	—	(1)	—	—	—	—	—	6	(1)
Foreign exchange contracts	5	15	—	—	—	122	(8)	—	134	137
Equity contracts	(7)	61	—	—	—	(20)	7	(7)	34	41
Credit contracts	571	(49)	—	—	—	(112)	(46)	—	364	(197)
Mortgage servicing rights(4)	168	—	16	—	6	—	—	—	190	16
Total assets	$3,690	$88	$15	$36	$6	$(600)	$(47)	$(7)	$3,181	$51
Liabilities:
Deposits in domestic offices	$(2,636)	$(40)	$—	$—	$(404)	$108	$11	$85	(2,876)	$(32)
Long-term debt	(429)	(31)	—	—	(210)	51	—	1	(618)	(25)
Total liabilities	$(3,065)	$(71)	$—	$—	$(614)	$159	$11	$86	$(3,494)	$(57)

HSBC USA Inc.

	Jan 1, 2012	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$39	$—	$1	$—	$(82)	$—	$—	$661	$33
Corporate and other domestic debt securities	1,679	20	—	82	—	(28)	—	—	1,753	20
Corporate debt securities issued by foreign entities	253	41	—	—	—	—	—	—	294	41
Equity securities	13	—	—	—	—	—	—	—	13	3
Derivatives(2):
Interest rate contracts	9	—	—	—	—	—	—	—	9	—
Foreign exchange contracts	(1)	(1)	—	—	—	—	(3)	—	(5)	(1)
Equity contracts	(83)	50	—	—	—	(19)	—	(1)	(53)	27
Credit contracts	1,353	(375)	—	—	—	6	—	—	984	(346)
Loans(3)	11	—	—	—	—	—	—	(11)	—	(12)
Mortgage servicing rights(4)	220	—	—	—	8	—	—	—	228	—
Total assets	$4,157	$(226)	$—	$83	$8	$(123)	$(3)	$(12)	$3,884	$(235)
Liabilities:
Deposits in domestic offices	$(2,867)	$(56)	$—	$—	$(287)	$82	$3	$161	(2,964)	$(41)
Long-term debt	(86)	(1)	—	—	(89)	3	—	13	(160)	—
Total liabilities	$(2,953)	$(57)	$—	$—	$(376)	$85	$3	$174	$(3,124)	$(41)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $1.3 billion and derivative liabilities of $782 million as of March 31, 2013 and derivative assets of $2.0 billion and derivative liabilities of $2.2 billion as of March 31, 2012.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 8, “Intangible Assets,” for additional information.
The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of March 31, 2013 and December 31, 2012.

HSBC USA Inc.

As of March 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	481	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	-% - 6%
			Conditional default rates	4% - 11%
			Loss severity rates	50% -95%
Corporate and other domestic debt securities	1,524	Discounted cash flows	Spread volatility on collateral assets	1.1% - 4.0%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	437	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	34.3% - 34.4%
Equity securities (investments in hedge funds)	11	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	30% - 100%
Interest rate derivative contracts	6	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	8% - 100%
Foreign exchange derivative contracts(1)	134	Option pricing model	Implied volatility of currency pairs	1.6% - 20.9%
Equity derivative contracts(1)	34	Option pricing model	Equity / Equity Index volatility	5% - 120%
			Equity / Equity and Equity / Index correlation	52% - 61%
Credit derivative contracts	364	Option pricing model	Correlation of defaults of a portfolio of reference credit names	36.3% - 45.8%
			Industry by industry correlation of defaults	48% - 75%
Mortgage servicing rights	190	Option adjusted discounted cash flows	Constant prepayment rates	7.3% - 33.1%
			Option adjusted spread	8.07% - 19.07%
			Estimated annualized costs to service	$91 - $256 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,876)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1.6% - 20.9%
			Equity / Equity Index volatility	5% - 120%
			Equity / Equity and Equity / Index correlation	52% - 61%
Long-term debt (structured notes) (1)(2)	(618)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1.6% - 20.9%
			Equity / Equity Index volatility	5% - 120%
			Equity / Equity and Equity / Index correlation	52% - 61%

HSBC USA Inc.

As of December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	466	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	-% - 6%
			Conditional default rates	4% - 14%
			Loss severity rates	50% - 100%
Corporate and other domestic debt securities	1,861	Discounted cash flows	Spread volatility on collateral assets	1.5% - 4.0%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	610	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	28.56% - 28.57%
Equity securities (investments in hedge funds)	9	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	30% - 100%
Interest rate derivative contracts	7	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	8% - 100%
Foreign exchange derivative contracts(1)	5	Option pricing model	Implied volatility of currency pairs	1.6% - 20.9%
Equity derivative contracts(1)	(7)	Option pricing model	Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Credit derivative contracts	571	Option pricing model	Correlation of defaults of a portfolio of reference credit names	32.04% - 45.31%
			Industry by industry correlation of defaults	44% - 67%
Mortgage servicing rights	168	Option adjusted discounted cash flows	Constant prepayment rates	8.5% - 44.8%
			Option adjusted spread	8.07% - 19.07%
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,636)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1.6% - 20.9%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Long-term debt (structured notes) (1)(2)	(429)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1.6% - 20.9%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%

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

HSBC USA Inc.

▪
Loss Severity Rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of March 31, 2013 is about 1.8 times of CLOs.

Equity Securities (Investments in Hedge Funds)

▪
Equity Interest in Hedge Funds - As of March 31, 2013, HUSI owns interests in about 30 distressed hedge funds where the majority of the funds have been discounted at 50% to 60% to reflect our expectation of recovery.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 1.6% and 20.9% while the implied volatility for equity/equity or equity/equity index is between 5% and 120%, respectively at March 31, 2013. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4.4% and 4.6%, respectively at March 31, 2013.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 52% and 61% at March 31, 2013.

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
Material Additions to and Transfers Into (Out of) Level 3 Measurements During the three months ended March 31, 2013, we transferred $46 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. We transferred $85 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

HSBC USA Inc.

During the three months ended March 31, 2012, we transferred $161 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of March 31, 2013 and December 31, 2012. The gains (losses) during the three months ended March 31, 2013 and 2012 are also included.

	Non-Recurring Fair Value Measurements as of March 31, 2013				Total Gains (Losses) For the Three Months Ended Mar. 31 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$8	$66	$74	$3
Impaired loans(2)	—	—	125	125	(1)
Real estate owned(3)	28	—	—	28	2
Total assets at fair value on a non-recurring basis	$28	$8	$191	$227	$4

	Non-Recurring Fair Value Measurements as of December 31, 2012				Total Gains (Losses) For the Three Months Ended Mar. 31 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$10	$67	$77	$(2)
Impaired loans(2)	—	—	155	155	(11)
Real estate owned(3)	24	—	—	24	—
Total assets at fair value on a non-recurring basis	$24	$10	$222	$256	$(13)

(1)
As of March 31, 2013 and December 31, 2012, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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
The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of March 31, 2013 and December 31, 2012.

As of March 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$66	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired loans	125	Valuation of third party appraisal on underlying collateral	Loss severity rates	.3% - 80.6%

HSBC USA Inc.

As of December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$67	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired loans	155	Valuation of third party appraisal on underlying collateral	Loss severity rates	.6% - 78.9%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 59% at March 31, 2013. These severity rates are primarily impacted by the outstanding balances of the loans and the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. Loss severity rates for impaired loans are also primarily impacted by the outstanding loan balance and the value of the underlying collateral securing the loan. The weighted average severity rate for these loans was approximately 22% at March 31, 2013. These severity rates are primarily impacted by the outstanding balances of the loans and the value of the underlying collateral securing the loans.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $45 million and $46 million at March 31, 2013 and December 31, 2012, respectively.
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

Additional information relating to asset-backed securities and collateralized debt obligations as of March 31, 2013 is presented in the following tables:
Trading asset-backed securities and related collateral:

		Prime		Alt-A		Subprime
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$—	$—	$88	$—	$68	$—	$156
CCC-Unrated	Residential mortgages	—	—	—	—	3	—	3
		$—	$—	$88	$—	$71	$—	$159

HSBC USA Inc.

Trading collateralized debt obligations and related collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3
		(in millions)
AAA -A	Student loans	$64	$—
BBB -B	Corporate loans	$—	$303
	Other	—	178
	Total BBB -B	—	481
		$64	$481
Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Subprime
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$185	$—	$—	$—	$—	$—	$—	$—	$185
	Home equity	—	—	—	—	111	—	—	—	111
	Total AAA -A	185	—	—	—	111	—	—	—	296
BBB -B	Home equity	—	—	—	—	79	—	—	—	79
	Other	—	—	—	—	85	—	—	—	85
	Total BBB -B	—	—	—	—	164	—	—	—	164
CCC -Unrated	Residential mortgages	—	—	—	—	1	—	—	—	1
	Home equity	—	—	—	—	65	—	—	—	65
	Total CCC -Unrated	—	—	—	—	66	—	—	—	66
		$185	$—	$—	$—	$341	$—	$—	$—	$526

(1)	We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order.

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
We use the Overnight Indexed Swap (OIS) curves as inputs to measure the fair value of collateralized interest rate derivatives.
Significant inputs related to derivative classes are broken down as follows:

HSBC USA Inc.

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

HSBC USA Inc.

value. For deposits with fixed maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

22. Litigation and Regulatory Matters

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
For the litigation and governmental and regulatory matters disclosed below as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $1.8 billion. The litigation and governmental and regulatory matters underlying this estimate of possible loss will change from time to time and actual results may vary significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.
Litigation
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. Various individual (non-class) actions were also brought by merchants against Visa Inc., and MasterCard Incorporated. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The parties engaged in a mediation process and the putative class plaintiffs filed a class settlement agreement with the District Court on October 19, 2012, and the District Court entered an order preliminarily approving the class settlement on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective, and pursuant to the Sharing Agreements we have deposited our portion of that settlement amount into an escrow account.
Checking Account Overdraft Litigation  In February 2011, an action captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North

HSBC USA Inc.

America on behalf of a putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. The plaintiffs (the “Levin Plaintiffs”) dismissed the federal court action after the case was transferred to the multi-district litigation pending in Miami, Florida, and re-filed the case in New York state court on March 1, 2011. The action captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11), alleges a variety of common law claims on behalf of a New York class, including breach of contract and the implied covenant of good faith and fair dealing, conversion and unjust enrichment, and a violation of the New York deceptive acts and practices statute. In May 2011, we filed a motion to dismiss the complaint. The court denied in part and granted in part the motion to dismiss, granting the Levin Plaintiffs leave to amend their complaint with regard to their claims for conversion and unjust enrichment. On July 26, 2012, we appealed the court's order. The appeal is still pending. On August 27, 2012, the Levin Plaintiffs filed an amended complaint asserting the same causes of action. In October 2012, counsel for the Levin Plaintiffs sought to withdraw as their counsel and to amend the complaint to, among other things, substitute a new named plaintiff, Darek Jura (“Jura”) and amend the case caption. The court granted counsel's requests-they are no longer counsel for the Levin Plaintiffs, Jura has been added as a named plaintiff and the action is now captioned In Re HSBC Bank USA, N.A. Checking Account Overdraft Litigation (the “Overdraft Litigation”). On November 9, 2012, Jura filed a motion for class certification. HSBC's deadline to respond to the motion for class certification is May 2, 2013. On December 3, 2012, the Levin Plaintiffs, represented by new counsel, filed a motion to dismiss the Overdraft Litigation solely on the basis that the Levin Action, discussed below, is pending. The Levin Plaintiffs' motion to dismiss was denied on April 2, 2013.
On November 19, 2012, the Levin Plaintiffs filed a new action captioned Ofra Levin et al. v. HSBC Bank USA, N.A. et al. (E.D.N.Y. 12-CV-5696) in the Eastern District of New York (the “Levin Action”). The Levin Action seeks relief for a nationwide class and asserts the same claims as in the Overdraft Litigation as well as alleges that deposited funds are not made available pursuant to our funds availability disclosures. On December 21, 2012, the Levin Plaintiffs filed their first amended complaint. On February 11, 2013, we filed a motion to dismiss the complaint. The motion is fully briefed and oral argument has been requested. On March 13, 2013, the Levin Plaintiffs filed a motion for leave to file a second amended complaint. This motion is also currently pending.
On December 18, 2012, Jura filed a new action captioned Darek Jura v. HSBC Bank USA, N.A. et al. (E.D.N.Y. 12-CV-6224) in the Eastern District of New York (the “Jura Action”). On December 28, 2012, Jura filed a motion to consolidate this action with the Levin Action. Jura also filed a motion to appoint his counsel as interim class counsel. We filed a non-opposition to the motion to consolidate and motion to appoint Jura's counsel as interim class counsel. The Levin Plaintiffs filed a partial opposition to the motion to consolidate-they do not oppose consolidation, but seek to have their own attorney appointed as interim lead class counsel. The motions are still pending. On February 26, 2013, we filed a motion to dismiss the complaint and it will be fully briefed on April 16, 2013. Oral argument has been requested for the motion to dismiss.
On February 20, 2013, an action captioned Hanes v. HSBC Bank USA, N.A. (E.D. Va. 13-CV-00229) was filed in the Eastern District of Virginia only as to HSBC Bank USA. We are required to respond to the complaint by April 15, 2013.
On April 3, 2013, we filed a motion with the Judicial Panel on Multidistrict Litigation to consolidate all of the federal actions to the Eastern District of New York for coordinated or consolidated pretrial proceedings (“MDL Petition”). Plaintiffs response to the MDL Petition are due on April 25, 2013. On April 4, 2013, we filed motions to stay the federal actions while the MDL Petition is pending.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Defendants' motion to dismiss the case was filed in January 2013, and plaintiffs filed their opposition to the motion on April 1, 2013. Defendants' reply brief on the motion is scheduled to be filed on May 1, 2013.
Lender-Placed Insurance Matters  Lender-placed insurance involves a lender obtaining an insurance policy (hazard or flood insurance) on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny from both federal and state agencies. Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliate, HSBC Insurance (USA) Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We have and will continue to provide documentation and information to the NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand (“MA LPI CID”) to HSBC Mortgage Corporation (USA) seeking information

HSBC USA Inc.

about lender-placed insurance activities. We anticipate providing documentation and information responsive to the MA LPI CID as well.
Between June 2011 and April 2013, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against HSBC USA, Inc. and certain of our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller et al. v. HSBC Mortgage Services, Inc. et al. (D. Col. No. 13-CV-00185); and Hoover et al. v. HSBC Bank USA, N.A. et al. (N.D.N.Y. 13-CV-00149); and Lopez v. HSBC Bank USA, N.A. et al. (S.D. Fla 13-CV-21104). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.
Private Mortgage Insurance Matters Private Mortgage Insurance (“PMI”) is insurance required to be obtained by home purchasers who provide a down payment less than a certain percentage threshold of the purchase price, typically 20 percent. The insurance generally protects the lender against a default on the loan. In January 2013, a putative class action related to PMI was filed against various HSBC U.S. entities, including HSBC USA, Inc and certain of our subsidiaries captioned Ba v. HSBC Bank USA, N.A. et al (E.D. Pa. No. 2:13-cv-00072PD). This action relates primarily to industry-wide practices and includes allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, self-dealing, insufficient disclosures and improper fees.
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
In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants - the claims of investors in Thema International Fund plc - in light of a proposed amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court's decisions, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC's right to terminate. Plaintiffs in all three actions filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit, where the actions are captioned In re Herald, Primeo and Thema Funds Securities Litigation (2nd Cir, Nos. 12-156, 12-184, 12-162). Briefing in that appeal was completed in September 2012 and oral argument was held in April 2013. A decision is expected in 2013.
 In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff's fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee's various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, the trustee filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, where the action is captioned Picard v. HSBC Bank plc et al. (2nd Cir., No. 11-5207). Briefing in that appeal was completed in April 2012, and oral argument was held in November 2012. A decision is expected in 2013. The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee's U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. The District Court granted those withdrawal motions as to certain issues, and briefing and oral arguments on the merits of the withdrawn issues are now complete. The District Court has issued rulings on several of the withdrawn issues, but decisions with respect to other issues remain pending and are expected

HSBC USA Inc.

in 2013. The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff's fraud. HSBC has not been served with the trustee's English action.
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
Knox Family Trust Litigation.  HSBC Bank USA, N.A. is the defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate's Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA's final accountings and claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $26 million plus interest and attorneys' fees to be determined. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings (DO-0659 and 1996-2486/B). HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeals are ongoing by depositing cash in the amount of the judgments in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings (DO-0664, DO-0665 and DO-0666) for an immaterial amount. HSBC Bank USA also filed appeals of the two other proceedings. In August 2011, HSBC Bank USA agreed in principle to settle one proceeding on appeal (1996-2486/B) for an immaterial amount. On June 19, 2012 the N.Y. Appellate Division, 4th Department issued rulings on HSBC Bank USA's three pending appeals modifying the Surrogate Court's decisions by vacating all its determinations of liability (except for an appellate finding in DO-0659 to the

HSBC USA Inc.

extent that HSBC Bank USA held certain stock in F.W. Woolworth Co. after March 1, 1995, which leaves potential liability in an immaterial amount), and as modified, affirming them. The Appellate Division then remitted the three matters to the Surrogate Court for further proceedings. Prior to the Appellate Division's decision, the parties largely had agreed in principle to a consensual resolution of the remaining issues in DO-0659, and the Surrogate Court has approved a resolution of the claims for an immaterial amount. Several co-trustees and beneficiaries have attempted to pursue further appeals of the Appellate Division's decision, which HSBC Bank USA views as procedurally and substantively without merit. In September 2012, those motions for re-argument or leave to appeal to the New York Court of Appeals were denied by the Appellate Division. In November 2012, the same co-trustees and beneficiaries filed motions for leave to appeal directly to the Court of Appeals. The Court of Appeals denied those motions for leave to appeal on February 19, 2013.
Federal Home Loan Mortgage Corporation v. Bank of America, et al. On March 14, 2013, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed a lawsuit in the United States District Court for the Eastern District of Virginia naming as defendants HSBC Bank USA and other panel USD LIBOR panel banks, as well as the British Bankers' Association. The lawsuit alleges improper practices in connection with the setting of USD LIBOR, and claims violation of the Sherman Act, breach of contract, and fraud arising out of various swap agreements entered into by Freddie Mac with the USD LIBOR panel banks, including HSBC Bank USA. The lawsuit is at a very early stage, and does not allege specific damages as to HSBC Bank USA.
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
The Servicing Consent Orders required an independent review of foreclosures (the “Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance Corporation and HSBC North America entered into an agreement with the Federal Reserve, pursuant to which the Independent Foreclosure Review has ceased and been replaced by a broader framework under which we and twelve other participating servicers will, in the aggregate, provide in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the agreements, HSBC North America has made a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. The mailing of checks to eligible borrowers by Rust Consulting, Inc., the paying agent, has begun and is targeted for completion by mid-July 2013. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Bank USA and HSBC Finance Corporation, fulfillment of the terms of these agreements will satisfy the Independent Foreclosure Review requirements of the Consent Orders, including the wind down of the Independent Foreclosure Review.
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

HSBC USA Inc.

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
 In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies that have investigated HSBC's conduct related to inadequate compliance with anti-money laundering, BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network ("FinCEN") in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and the U.S. Department of Justice, the New York County District Attorney's Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions. As part of the resolution, HSBC entered into a deferred prosecution agreement among HSBC, HSBC Bank USA, the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and a deferred prosecution agreement with the New York County District Attorney, and consented to a cease and desist order and, along with HSBC North America, consented to a monetary penalty order with the Federal Reserve. In addition, HSBC Bank USA entered into the U.S. DPA, and a consent order with FinCEN. HSBC also entered into an undertaking with the U.K. Financial Services Authority (“FSA”) to comply with certain forward-looking obligations with respect to anti-money laundering and sanctions requirements over a five-year term. Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and will continue to cooperate fully with U.S. and U.K. regulatory and law enforcement authorities and take further action to strengthen their compliance policies and procedures. Over the five-year term of the agreements with the U.S. Department of Justice and FSA, a "skilled person" under Section 166 of the Financial Services and Markets Act (also referred to as an independent monitor) will evaluate HSBC's progress in fully implementing these and other measures it recommends, and will produce regular assessments of the effectiveness of HSBC's compliance function. If HSBC fulfills all of the requirements imposed by the U.S. DPA and other agreements, the U.S. Department of Justice's charges against it will be dismissed at the end of the five-year period. The US DPA remains subject to certain proceedings before the United States District Court for the Eastern District of New York. The U.S. Department of Justice or the New York County District Attorney's Office may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the US DPA if HSBC or HSBC Bank USA breaches the terms of the US DPA. HSBC Bank USA also entered into a separate consent order with the OCC requiring adoption of an enterprise-wide compliance program, and an agreement with the OCC under which it may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC.
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
Mortgage Securitization Activity and Litigation  In addition to the repurchase risk described in Note 28, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. In this regard, beginning in 2005 we began acquiring residential mortgage loans, the vast majority of which were originated by non-HSBC entities that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $7.2 billion and $7.4 billion at March 31, 2013 and December 31, 2012, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. Certain of these originators, however, are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations.
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
HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.7 billion at March 31, 2013. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal and state securities laws in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, was transferred to a single judge, who directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. In May 2012, the District Court filed its decision denying the motion to dismiss FHFA's securities law claims and granting the motion to dismiss FHFA's negligent misrepresentation claims. The District Court's ruling will form the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. Subsequently, UBS sought leave to appeal to the U.S. Court of Appeals for the Second Circuit on certain issues raised in the motion to dismiss. The District Court and the Court of Appeals granted the request for leave to appeal, and on April 5, 2013, the Court of Appeals affirmed the ruling of the District Court. In December 2012, the District Court directed the FHFA parties to schedule mediation with the Magistrate Judge assigned to the action. In January 2013, the FHFA parties met with the Magistrate Judge to discuss how to structure a mediation.

HSBC USA Inc.

In January 2012, Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI in connection with DZ Bank's alleged purchase of $122.4 million in RMBS from the HSBC defendants. In February 2012, HSH Nordbank AG (“HSH”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC Holdings plc, HSBC North America Holdings Inc., HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO, and two Blaylock entities alleging HSH purchases of $41.3 million in RMBS from the HSBC and Blaylock defendants. In May 2012, HSBC removed both the DZ Bank and HSH cases to the United States District Court for the Southern District of New York. The cases were consolidated in an action captioned Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc. et al (S.D.N.Y. No. 12-CV-4025) following removal. In September 2012, DZ Bank and HSH filed a consolidated complaint against all defendants named in their prior summonses other than HSBC Holdings plc. The claims against HSBC are for (i) fraud; (ii) fraudulent concealment; (iii) negligent misrepresentation; (iv) aiding and abetting fraud; and (v) rescission. This action is at a very early stage.
In December 2012, Bayerische Landesbank (“BL”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC, HSBC North America, HSBC USA, HSBC Markets (USA) Inc., HSBC Bank USA, HSI Asset Securitization Corp. and HSI. The summons alleges that BL purchased $75 million in RMBS from the defendants and has sustained unspecified damages as a result of material misrepresentations and omissions regarding loan underwriting standards contained in the offering documents. The claims against the HSBC entities are for (i) fraud, (ii) fraudulent inducement, (iii) negligent misrepresentation, (iv) aiding and abetting fraud, (v) breach of contract, and (vi) declaratory judgment. In February 2013 BL served the HSBC entities with the summons with notice.
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

HSBC USA Inc.

23. New Accounting Pronouncements

Balance Sheet Offsetting In December 2011, the FASB issued an Accounting Standards Update that required entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The new guidance became effective for all annual and interim periods beginning January 1, 2013. Additionally, entities are required to provide the disclosures required by the new guidance retrospectively for all comparative periods. In January 2013, the FASB issued another Accounting Standards Update to clarify the instruments and transactions to which the guidance in the previously issued Accounting Standards Update would apply. The adoption of the guidance in these Accounting Standards Updates did not have an impact on our financial position or results of operations.
Accumulated Other Comprehensive Income In February 2013, the FASB issued an Accounting Standards Update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance became effective for all annual and interim periods beginning January 1, 2013 and was applied prospectively. The adoption of this guidance did not have an impact on our financial position or results of operations.
Obligations Arising from Joint and Several Liability Arrangement In February 2013, the FASB finalized its guidance for obligations arising from joint and several liabilities for which the total amount of the obligation is fixed at the reporting date. The new guidance addresses the diversity in practice and requires entities to recognize these liabilities at the sum of (a) the amount that the reporting entity agreed to pay pursuant to agreement entered into with co-obligors, and (b) any additional amount the entity expects to pay on behalf of co-obligors. The guidance should be applied retrospectively on January 1, 2014. The adoption of this guidance is not expected to have a significant impact on our financial statements.
Accounting for the CTA upon Derecognition of Certain Subsidiaries or Group of Assets In March 2013, the FASB issued the final guidance related to the release of a cumulative translation adjustment (“CTA”) upon derecognition of subsidiaries or group of assets within a foreign entity into net income. The guidance clarifies that when a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity and the sale represents the complete or substantially complete liquidation of the investment in the foreign entity, or when a parent loses its controlling financial interest in an investment in a foreign entity, it should release the CTA into net income. The standard also requires the release of CTA into net income upon acquiring a controlling interest in a foreign entity that was accounted for under equity method investment prior to obtaining control, and consistent with current U.S. GAAP in this area, upon a partial sale of an equity method investment. The guidance is effective prospectively from January 1, 2014. The adoption of this guidance is not expected to have a significant impact on our financial statements.

HSBC USA Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA Inc. (“HSBC USA”) that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which were expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC USA Inc. undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”), is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”) which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HUSI may also be referred to in MD&A as “we”, “us” or “our”.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 2 “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion.
Current Environment  The U.S. economy continued its gradual recovery during the first quarter of 2013, with GDP continuing to grow but well below the economy's potential growth rate. Reduced levels of business investment spending continues to restrain economic growth as businesses continue to be cautious about the underlying strength of demand and are hesitant to fully ramp up hiring activity. With continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of sequestration in March, consumer confidence remains under pressure and many households remain uncertain about the future as domestic fiscal uncertainties continued to play a role in diminishing sentiment and influencing interest rates and spreads. Serious threats to economic growth remain, including the sustainability of a housing market recovery, high energy costs, and elevated unemployment levels. Federal Reserve policy makers previously announced that they do not expect to increase short-term rates until the unemployment rate falls below 6.5 percent which according to the Federal Reserve's economic projections, the Federal funds rate will be kept near zero into 2015. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. Housing markets in general continued the rebound which began in the second half of 2012 with overall home prices moving higher as demand increased and the supply of homes for sale declined. However, the sharp decline in the distressed share of home sales experienced in 2012 is unlikely to continue in 2013 as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale are expected to slow down price gains.
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. As a result, uncertainty remains as to how pronounced the economic recovery will ultimately be. Although unemployment rates, which are a major factor influencing credit quality, fell from 7.8 percent at the beginning of the year to 7.6 percent in March 2013, unemployment remains high based on historical standards. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, including the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility including the ability to resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the

HSBC USA Inc.

on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), will continue to impact our results in 2013 and beyond.
Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities. As servicers increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur creating downward pressure on property values, slowing any future home price improvement.
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
Performance, Developments and Trends Income from continuing operations was $183 million during the three months ended March 31, 2013 compared to $80 million during the three months ended March 31, 2012. Income from continuing operations before income tax was $287 million during the three months ended March 31, 2013 compared to income of $98 million during the three months ended March 31, 2012 driven by higher other revenue and lower operating expenses, partially offset by lower net interest income and a higher provision for credit losses. Our results in both periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income from continuing operations before income tax for all periods presented:

Three Months Ended March 31,	2013	2012
	(in millions)
Income from continuing operations before income tax, as reported	$287	$98
Fair value movement on own fair value option debt attributable to credit spread	42	221
Underlying income from continuing operations before income tax (1)	$329	$319

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the item in the table above, our underlying income from continuing operations before tax for the three months ended March 31, 2013 increased $10 million compared to the prior year period as lower operating expenses and higher other revenue were partially offset by lower net interest income and a higher provision for credit losses. Income from continuing operations in 2013 reflects the absence of operating results from the sale of our non-strategic retail branches to First Niagara in 2012.

HSBC USA Inc.

During the three months ended March 31, 2013, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $475 million of leveraged acquisition finance loans previously held for sale. A summary of the significant valuation adjustments associated with these market conditions that impacted revenue for the three months ended March 31, 2013 and 2012 is presented in the following table:

Three Months Ended March 31,	2013	2012
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$20	$8
Other structured credit products(1)	14	41
Mortgage whole loans held for sale including whole loan purchase settlement (predominantly subprime)(2)	2	(1)
Leverage acquisition finance loans(3)	13	30
Total gains	$49	$78

(1)Reflected in Trading revenue in the consolidated statement of income.
(2)Reflected in Other income in the consolidated statement of income.
(3)Reflected in Loss on instruments designated at fair value and related derivatives in the consolidated statement of income.
Other revenues in both periods reflect the impact of changes in value of our own debt attributable to credit spread for which we elected fair value option as presented in the table above. Excluding the impact of this item, other revenue increased $46 million during the first quarter of 2013 due primarily to higher securities gains and higher mortgage banking revenue, partially offset by lower trading revenue, lower other fees and commissions and lower credit card fees. Securities gains were higher due to sales associated with a continued re-balancing of the portfolio for risk management purposes based on the low interest rate environment. The higher mortgage banking revenue was largely driven by improved MSR performance, higher gains on individual loan sales and lower provisions for mortgage repurchase exposures on previously sold loans. The lower trading revenue was driven by lower activity volume in global markets. Lower other fees and commissions and lower credit card fees reflect the impact of our branch sales to First Niagara in the second and third quarters of 2012 which in addition to deposits also included certain credit card loans. See “Results of Operations” for a more detailed discussion of other revenues.
Net interest income was $505 million during the three months ended March 31, 2013 compared to $587 million during the prior year quarter. The decrease reflects the impact of lower interest income on securities due to lower interest rates including the impact from the sale of securities, an increase in interest charges related to estimated tax exposures and higher interest expense on long-term debt, partially offset by lower interest expense on deposits reflecting the impact of our branch sales to First Niagara in 2012 and lower average rates paid. See “Results of Operations” for a more detailed discussion of net interest income.
Our provision for credit losses was $21 million during the three months ended March 31, 2013 compared to zero during the prior year quarter. In our consumer loan portfolio, the provision for credit losses declined, driven by a lower provision in our residential mortgage and credit card loan portfolios due to continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates, partially offset by higher loss estimates in our home equity mortgage portfolio. In our commercial portfolio, our provision for credit losses was higher, driven largely by increased levels of reserves for risk factors primarily associated with expansion activities in the U.S. See “Results of Operations” for a more detailed discussion of our provision for credit losses.
Operating expenses totaled $789 million in the first quarter of 2013, a decrease of 8 percent compared to the year-ago quarter as lower salaries and benefits and lower expenses related to support services from affiliates were partially offset by higher other expenses due to a higher provision for off-balance sheet credit exposures. Compliance costs while remaining a significant component of our cost base in first quarter of 2013 declined, totaling $76 million compared to $97 million in the prior year quarter, as the prior year quarter reflects investment in BSA/AML process enhancements and infrastructure and, to a lesser extent, foreclosure remediation which did not occur at the same level in 2013. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we believe compliance related costs have permanently increased to higher levels due to the remediation of regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.

HSBC USA Inc.

Our efficiency ratio from continuing operations was 71.9 percent during the three months ended March 31, 2013 compared to 89.7 percent during the year-ago quarter. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item as discussed above, our efficiency ratio for the first quarter of 2013 improved to 69.3 percent compared to 72.9 percent in the prior year quarter as a decrease in operating expenses and an increase in other revenues were partially offset by a decrease in net interest income. While operating expenses declined in the first quarter of 2013 driven by the impact of our retail branch divestitures and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.
Our effective tax rate was 36.2 percent for the three months ended March 31, 2013 compared to 18.4 percent in the prior year quarter. The effective tax rate for the three months ended March 31, 2013 was primarily impacted by an increase in state uncertain tax reserves, the utilization of low income housing tax credits and state income tax expense. The effective tax rate for the three months ended March 31, 2012 reflects the utilization of low income housing credits, a change in tax reserves, state taxes and the effect of a change in state tax rates used to value deferred taxes applied against a relatively low level of pre-tax income.
Based on the results of our interim goodwill impairment testing in December 2012, including the historically narrow differences between fair value and book value in both our Global Banking and Markets and Global Private Banking reporting units, we performed an interim review of goodwill impairment for both of these reporting units during the first quarter of 2013. As a result of this testing, the fair value of these reporting units continued to exceed their carrying values, including goodwill. At March 31, 2013, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 97 percent of fair value, while the book value of our Global Private Banking reporting unit including allocated goodwill of $415 million was less than 50 percent of its fair value. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. As our testing results continue to indicate that there is only a marginal excess of fair value over book value for our Global Banking and Markets reporting unit, we will continue to monitor this reporting unit and perform interim impairment testing in future periods as very small changes in projections could result in either partial or full goodwill impairment of this reporting unit. We continue to perform periodic analyses of the risks and strategies of all our business and product offerings. If deterioration in economic conditions occurs or changes in the strategy or performance of our businesses or product offerings occur, interim impairment tests in addition to Global Banking and Markets could be required in 2013.
We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Additional cost reduction opportunities have been identified and are in the process of implementation. Workforce reductions, some of which relate to our retail branch divestitures, have resulted in total legal entity full-time equivalent employees being reduced by 32 percent since December 21, 2010. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
On May 7, 2012, we announced that we had entered into a strategic relationship with PHH Mortgage to manage our mortgage processing and servicing operations. Under the terms of the agreement, PHH Mortgage will provide us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $48.3 billion as of March 31, 2013. We will continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans. We will sell our agency eligible originations to PHH Mortgage on a servicing released basis which will result in no new mortgage servicing rights being recognized going forward. As a result of this agreement, many of our mortgage servicing employees will be given the opportunity to transfer to PHH Mortgage. No significant one-time restructuring costs have been or are expected to be incurred as a result of this transaction. We plan to continue originating mortgages for our customers with particular emphasis on Premier relationships. The conversion of these operations is expected to be completed in the second quarter of 2013.
We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.
The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

HSBC USA Inc.

Three Months Ended March 31,	2013	2012
	(dollars are in millions)
Income from continuing operations	$183	$80

Rate of return on average:
Total assets	.4	.2
Total common shareholder’s equity	4.1	1.5
Net interest margin	1.30	1.42
Efficiency ratio	71.9	89.7
Commercial net charge-off ratio(1)	.55	.90
Consumer net charge-off ratio(1)	.89	1.36

Balance Sheet Data:	March 31, 2013	December 31, 2012
Loans:
Construction and other real estate	$8,319	$8,457
Business and corporate banking	12,725	12,608
Global banking	19,718	20,009
Other commercial loans	2,877	3,076
Total commercial loans	43,639	44,150
Residential mortgages, excluding home equity mortgages	15,730	15,371
Home equity mortgages	2,236	2,324
Credit card	749	815
Other consumer	578	598
Total consumer loans	19,293	19,108
Total loans	$62,932	$63,258
Loans held for sale	$399	$1,018

Allowance as a percent of loans(1)	.90	1.02
Consumer two-months-and-over contractual delinquency	6.54	6.92
Loans to deposits ratio(2)	71.02	71.35
Total shareholders’ equity to total assets	9.24%	9.07%
Total capital to risk weighted assets	18.11	19.52
Tier 1 capital to risk weighted assets	12.74	13.61
Tier 1 common equity to risk weighted assets	10.91	11.63

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Loans  Loans, excluding loans held for sale, were $62.9 billion at March 31, 2013 compared to $63.3 billion at December 31, 2012. The decrease in loans as compared to December 31, 2012 was driven by a decrease in commercial loans of $511 million due to paydowns and managed reductions in certain exposures, which were partially offset by an increase of $265 million in affiliate loans and new business activity. Consumer loans increased, driven by higher levels of residential mortgage loans due largely to a reclassification of $276 million of Federal Housing Administration ("FHA") guaranteed loans purchased from the Government National Mortgage Association ("GNMA") which previously been recorded in other assets, and to a lesser extent, new originations targeted at our Premier customer relationships. We continue to sell a substantial portion of new mortgage loan originations to government sponsored enterprises. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

HSBC USA Inc.

Credit Performance  Our allowance for credit losses as a percentage of total loans decreased to .90 percent at March 31, 2013 as compared to 1.02 percent at December 31, 2012. The decrease in our allowance ratio reflects a lower allowance for credit losses in our commercial portfolio due to reductions in certain loan exposures including the charge-off of a single client relationship and continued improvements in economic conditions, as well as a lower allowance in our consumer portfolio due to improved credit quality including improved delinquency roll rates reflecting continued improvements in economic conditions. See "Credit Quality" for a more detailed discussion of this change.
Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) decreased to 6.54 percent at March 31, 2013 as compared to 6.92 percent at December 31, 2012 largely due to lower levels of residential mortgage loan delinquency on accounts less than 180 days contractually delinquent due to improvements in credit quality including improved delinquency roll rates. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.
Net charge-offs as a percentage of average loans (“net charge-off ratio”) decreased 41 basis points compared to the prior year quarter due largely to lower levels of residential mortgage loan charge-offs as well as lower charge-offs in our commercial portfolio. See “Credit Quality” for a more detailed discussion of our trends in net charge-off.
Funding and Capital  Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 12.74 percent and 13.61 percent at March 31, 2013 and December 31, 2012, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized”.
Issuances of long-term debt during 2013 included $1.8 billion of medium term notes, of which $968 million was issued by HSBC Bank USA.
Income Before Income Tax Expense – Significant Trends Income from continuing operations before income tax expense, and changes in various trends and activity affecting operations between years, are summarized in the following table.

Three Months Ended March 31,	2013	2012
	(in millions)
Income from continuing operations before income tax from prior year	$98	$292
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities excluding gains (losses) on security sales(1)	(58)	12
Trading revenue(2)	(19)	(35)
Gains (losses) on security sales	101	(14)
Loans held for sale(3)	4	4
Residential mortgage banking related revenue(4)	21	51
Gain (loss) on own debt designated at fair value and related derivatives(5)	212	(222)
Loss on instruments designated at fair value and related derivatives, excluding own debt(5)	(27)	(11)
Provision for credit losses(6)	(21)	(2)
Interest expense on certain tax exposures(7)	(4)	(11)
Impairment of software development costs	—	78
All other activity(8)	(20)	(44)
Income from continuing operations before income tax for current year	$287	$98

(1)
Balance sheet management activities primarily generate net interest income resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment, see the caption “Business Segments” in this MD&A.

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Review” in this MD&A.

(4)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(5)	For additional discussion regarding fair value option on our own debt, see Note 12, “Fair Value Option,” in the accompanying consolidated financial statements.

(6)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(7)	For additional discussion on interest expense on certain tax exposures, see Note 13, “Income Taxes,” in the accompanying consolidated financial statements.

(8)	Represents other banking activities.

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

Three Months Ended March 31,	2013	2012
	(in millions)
Net income – U.S. GAAP basis	$183	$235
Adjustments, net of tax:
IFRS reclassification of fair value measured financial assets during 2008	(10)	(31)
Securities	(3)	(1)
Derivatives	1	—
Loan impairment	(7)	(7)
Property	(2)	(3)
Pension costs	4	5
Transfer of credit card receivables to held for sale and subsequent sale	—	17
Other	(14)	4
Net income – IFRSs basis	152	219
Tax expense – IFRSs basis	95	78
Profit before tax – IFRSs basis	$247	$297
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
Additionally, certain Leverage Acquisition Finance (“LAF”) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in the first quarter of 2013.
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
Credit loss reserves on TDR Loans under U.S. GAAP are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate.
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
Pension costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor”). As a result of amendments to the applicable IFRSs effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on the riskier plan assets. In 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
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

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at March 31, 2013 and increases (decreases) since December 31, 2012 are summarized in the table below:

		Increase (Decrease) From
		December 31, 2012
	March 31, 2013	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$24,658	$6,871	38.6%
Loans, net	62,364	(247)	(.4)
Loans held for sale	399	(619)	(60.8)
Trading assets	34,658	(1,337)	(3.7)
Securities	60,892	(8,444)	(12.2)
Other assets	10,039	219	2.2
	$193,010	$(3,557)	(1.8)%
Funding sources:
Total deposits	$117,049	$(622)	(.5)%
Trading liabilities	19,488	(332)	(1.7)
Short-term borrowings	11,802	(3,131)	(21.0)
All other liabilities	4,794	232	5.1
Long-term debt	22,039	294	1.4
Shareholders’ equity	17,838	2	—
	$193,010	$(3,557)	(1.8)%

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and securities purchased under resale agreements. Balances will fluctuate from year to year depending upon our liquidity position at the time. Overall balances increased in the quarter as we manage our short-term liquidity to maximize earnings while retaining liquidity.

HSBC USA Inc.

Loans, Net  Loan balances at March 31, 2013, and increases (decreases) since December 31, 2012 are summarized in the table below:

		Increase (Decrease) From
		December 31, 2012
	March 31, 2013	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$8,319	$(138)	(1.6)%
Business and corporate banking	12,725	117.9
Global banking(1)	19,718	(291)	(1.5)
Other commercial loans	2,877	(199)	(6.5)
Total commercial loans	43,639	(511)	(1.2)
Consumer loans:
Residential mortgages, excluding home equity mortgages	15,730	359	2.3
Home equity mortgages	2,236	(88)	(3.8)
Total residential mortgages	17,966	271	1.5
Credit Card	749	(66)	(8.1)
Other consumer	578	(20)	(3.3)
Total consumer loans	19,293	185	1.0
Total loans	62,932	(326)	(.5)
Allowance for credit losses	568	(79)	(12.2)
Loans, net	$62,364	$(247)	(.4)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to selected high quality Latin American and other multinational customers managed by HSBC on a global basis.

Commercial loan balances decreased since December 31, 2012 driven by paydowns and managed reductions in certain exposures, which were partially offset by an increase of $265 million in affiliate loans and new business activity.
Residential mortgage loans increased since December 31, 2012 primarily due to a reclassification of $276 million in guaranteed loans purchased from GNMA which had previously been recorded in other assets and, to a lesser extent, originations targeted at our Premier customer relationships. Repayments on these purchased GNMA loans are predominantly insured by the FHA and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a substantial portion of our new residential loan originations through the secondary markets.

HSBC USA Inc.

Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As a result, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio has declined since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below.

	Refreshed LTVs(1)(2) at March 31, 2013		Refreshed LTVs(1)(2) at December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	81.0%	59.9%	75.8%	62.3%
80% < LTV < 90%	8.2%	13.5%	10.7%	13.8%
90% < LTV < 100%	5.2%	11.0%	6.4%	10.2%
LTV > 100%	5.6%	15.6%	7.1%	13.7%
Average LTV for portfolio	65.8%	71.7%	67.8%	73.1%

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

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of December 31, 2012 and September 30, 2012, respectively.

Credit card receivable balances, which represent our legacy HSBC Bank USA credit card portfolio, decreased from December 31, 2012, largely due to seasonal improvements in our collection activities during the first quarter as customers use their tax refunds to make payments.
Other consumer loans have decreased from December 31, 2012 reflecting the discontinuation of student loan originations and the run-off of our installment loan and auto finance portfolios.
Loans Held for Sale  Loans held for sale at March 31, 2013 and increases (decreases) since December 31, 2012 are summarized in the following table.

		Increase (Decrease) From
		December 31, 2012
	March 31, 2013	Amount	%
	(dollars are in millions)
Total commercial loans	$58	$(423)	(87.9)%
Consumer loans:
Residential mortgages	277	(195)	(41.3)
Other consumer	64	(1)	(1.5)
Total consumer loans	341	(196)	(36.5)
Total loans held for sale	$399	$(619)	(60.8)%
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans are originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. During the first quarter of 2013, we completed the sale of substantially all of our remaining leveraged acquisition finance syndicated loans which we had been holding since the financial crisis. Commercial loans held for sale under this program were $3 million and $465 million at March 31, 2013 and December 31, 2012, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for further information. Commercial loans held for sale also includes commercial real estate loans of $55 million and $16 million at March 31, 2013 and December 31, 2012, respectively, which are originated with the intent to sell to government sponsored enterprises.
Residential mortgage loans held for sale include first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale. Also included in residential mortgage

HSBC USA Inc.

loans held for sale are subprime residential mortgage loans of $51 million and $52 million at March 31, 2013 and December 31, 2012, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale in all periods also include certain student loans which we no longer originate.
Consumer loans held for sale are recorded at the lower of cost or fair value. The valuation adjustment on loans held for sale was $106 million and $114 million at March 31, 2013 and December 31, 2012, respectively.
Trading Assets and Liabilities  Trading assets and liabilities balances at March 31, 2013, and increases (decreases) since December 31, 2012, are summarized in the following table.

		Increase (Decrease) From
		December 31, 2012
	March 31, 2013	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$10,431	$(2,728)	(20.7)%
Precious metals	15,875	3,543	28.7%
Derivatives(2)	8,352	(2,152)	(20.5)%
	$34,658	$(1,337)	(3.7)%
Trading liabilities:
Securities sold, not yet purchased	841	634	100+
Payables for precious metals	6,186	419	7.3%
Derivatives(3)	12,461	(1,385)	(10.0)%
	$19,488	$(332)	(1.7)%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities.

(2)
At March 31, 2013 and December 31, 2012, the fair value of derivatives included in trading assets has been reduced by $5.3 billion and $5.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At March 31, 2013 and December 31, 2012, the fair value of derivatives included in trading liabilities has been reduced by $1.4 billion and $1.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances decreased since December 31, 2012 due to a decrease in U.S. Treasury, corporate and foreign sovereign positions held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased since December 31, 2012 due to an increase in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased at March 31, 2013 compared to December 31, 2012 due primarily to an increase in our own inventory positions held as hedges for client activity and to a lesser extent due to an increase in unallocated metal balances held for customers. The higher payable for precious metals compared to December 31, 2012 was primarily due to an increase in unallocated customer balances.
Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, where the fair value would appear in the derivative line in the table above.
Derivative assets and liabilities balances at March 31, 2013 decreased compared to December 31, 2012 mainly from market movements as valuations of interest rate, foreign exchange and credit derivatives all declined. The balances also reflect the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as we continue to actively reduce the exposure in the legacy structured credit business.
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since December 31, 2012 reflect the sale of $12.3 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. See Note 4, “Securities,” in the accompanying consolidated financial statements for additional information.

HSBC USA Inc.

Deposits  Deposit balances by major depositor categories at March 31, 2013, and increases (decreases) since December 31, 2012, are summarized in the following table.

		Increase (Decrease) From
		December 31, 2012
	March 31, 2013	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$96,154	$304.3%
Domestic and foreign banks	19,203	(1,056)	(5.2)
U.S. government and states and political subdivisions	969	276	39.8
Foreign governments and official institutions	723	(146)	(16.8)
Total deposits	$117,049	$(622)	(.5)%
Total core deposits(1)	$89,171	$(910)	(1.0)%

(1)
We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during the first quarter of 2013. Deposits at March 31, 2013 were essentially flat compared to December 31, 2012. Core domestic deposits which are a substantial source of our core liquidity, decreased during the first quarter of 2013 driven largely by a strategic decision to actively reprice deposits particularly in the non-premier segments. The strategy for our core retail banking business, includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits have decreased to $22.5 billion at March 31, 2013 as compared to $22.8 billion at December 31, 2012 primarily as a result of the impact of the deposit repricing; and

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity. We have made significant reductions to rates on certain deposits and, while we have seen declines in the associated deposit balances, we still retain substantial levels of liquidity.
Short-Term Borrowings  Short-term borrowings at March 31, 2013 declined compared to December 31, 2012 as a result of decreased levels of securities sold under agreements to repurchase.
Long-Term Debt  Long-term debt at March 31, 2013 increased as compared to December 31, 2012, primarily due to the impact of debt issuances which included $1.8 billion of medium-term notes, of which $968 million was issued by HSBC Bank USA.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $968 million and $147 million during the three months ended March 31, 2013 and 2012, respectively. Total debt outstanding under this program was $5.0 billion and $4.8 billion at March 31, 2013 and December 31, 2012. Given the more than adequate liquidity of HSBC Bank USA, we do not anticipate the Global Bank Note Program being heavily used in the future as deposits will continue to be the primary funding source for HSBC Bank USA.
Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $900 million and $3.3 billion during the three months ended March 31, 2013 and 2012, respectively. Total long-term debt outstanding under this shelf was $10.3 billion and $10.1 billion at March 31, 2013 and December 31, 2012, respectively.
Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at March 31, 2013 and December 31, 2012. At March 31, 2013, we had the ability to access further borrowings of up to $4.4 billion based on the amount pledged as collateral with the FHLB.

HSBC USA Inc.

Residential Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. Residential mortgage loan REO totaled $30 million and $28 million at March 31, 2013 and December 31, 2012, respectively. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Number of REO properties at end of period	240	221	203	188	201
Number of properties added to REO inventory in the period	119	96	87	88	106
Average (gain) loss on sale of REO properties(1)	6.4%	1.6%	2.1%	8.0%	2.7%
Average total loss on foreclosed properties(2)	47.8%	45.4%	46.8%	48.7%	55.7%
Average time to sell REO properties (in days)	280	285	296	273	362

(1)
Property acquired through foreclosure is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell (“Initial REO Carrying Amount”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property and does not include holding costs on REO properties. This ratio represents the portion of our total loss on foreclosed properties that occurred after we took title to the property.

(2)
The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to the date we took title to the property and does not include holding costs on REO properties.

Our methodology for determining the fair values of the underlying collateral as described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in our 2012 Form 10-K is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to the lower of amortized cost or fair value less cost to sell, or our net investment in the property upon completing the foreclosure process, to the updated broker's price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker's price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.
As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first quarter of 2013, we added 119 properties to REO inventory. We expect that the number of REO properties added to inventory may increase during 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.
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
The number of REO properties at March 31, 2013 increased as compared to December 31, 2012 as the volume of properties added to REO inventory is beginning to increase as we work through the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above. We have resumed processing suspended foreclosure actions in substantially all states and have referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states.
The average loss on sale of REO properties and the average total loss on foreclosed properties increased for the first quarter of 2013 as compared to the fourth quarter of 2012 as we had taken title by accepting a deed-in-lieu for fewer REO properties sold during the current period. Total losses on deed-in-lieu are typically lower than losses from REO properties acquired through the standard foreclosure process.

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
In the following table which summarizes the significant components of net interest income, interest expense includes $40 million in the three months ended March 31, 2012 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

Three Months Ended March 31,	2013	2012
Yield on total earning assets	1.90%	2.16%
Expense on interest bearing liabilities	.81	.87
Interest rate spread	1.09	1.29
Benefit from net non-interest paying funds(1)	.21	.13
Net interest margin	1.30%	1.42%

(1)	Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. The increased percentages reflect growth in this excess.
Significant trends affecting the comparability of the three months ended March 31, 2013 and 2012 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

Three Months Ended March 31, 2013	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$550	1.29%
Increase (decrease) in net interest income associated with:
Trading related activities	(6)
Balance sheet management activities(1)	(29)
Commercial loans	74
Deposits	11
Interest on estimated tax exposures	(4)
Other activity	(86)
Net interest income/interest rate spread for current year	$510	1.09%

(1)
Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to managing such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities  Net interest income for trading related activities decreased during the first quarter of 2013 primarily due to lower average balances as well as lower rates earned on interest earning trading assets.
Balance sheet management activities  Lower net interest income from balance sheet management activities during the first quarter of 2013 reflects the impact of the sale of certain securities for risk management purposes and the impact of a lower interest rate environment.
Commercial loans  Net interest income on commercial loans increased during the first quarter of 2013 primarily due to higher average loan balances due to new business activity as well as lower levels of nonperforming loans which was partially offset by a lower yield on loans.

HSBC USA Inc.

Deposits  Higher net interest income during the first quarter of 2013 reflects the impact of lower average balances on interest bearing deposits, as well as improved spreads in the Retail Banking and Wealth Management (“RBWM”) and Commercial Banking (“CMB”) business segments.
Interest on estimated tax exposures  Net interest income during the first quarter of 2013 reflects the impact of higher interest expense associated with tax reserves on estimated exposures.
Other activity  Net interest income on other activity was higher during the first quarter of 2013, largely driven by lower unallocated funding costs.
Provision for Credit Losses  The provision for credit losses associated with our various loan portfolios is summarized in the following table:

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Commercial:
Construction and other real estate	$9	$(20)	$29	100+
Business and corporate banking	2	6	(4)	(66.7)
Global banking	(1)	(22)	21	95.5
Other commercial	—	(2)	2	100.0
Total commercial	$10	$(38)	$48	100+
Consumer:
Residential mortgages, excluding home equity mortgages	(3)	15	(18)	(100+)
Home equity mortgages	17	8	9	100+
Credit card receivables	(2)	11	(13)	(100+)
Other consumer	(1)	4	(5)	(100+)
Total consumer	11	38	(27)	(71.1)
Total provision for credit losses	$21	$—	$21	100.0%
Our provision for credit losses increased $21 million during the first quarter of 2013 driven by a higher provision for credit losses in our commercial loan portfolio partially offset by a lower credit loss provision in our consumer loan portfolio. Our provision as a percentage of average receivables was .03 percent during the three months ended March 31, 2013. During the first quarter of 2013, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $79 million.
In our commercial portfolio, the provision for credit losses was higher in first quarter of 2013 driven largely by increased levels of reserves for risk factors primarily associated with expansion activities in the U.S. In addition, we experienced continued improvements in economic and credit conditions in both periods including lower nonperforming loans and criticized asset levels, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships which resulted in a higher overall release in our credit loss reserves in the year-ago period.
The provision for credit losses on residential mortgages including home equity mortgages decreased $9 million during the three months ended March 31, 2013 as compared the prior year quarter driven by continued improvements in economic and credit conditions including lower dollars of delinquency on reservable accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates, partially offset by higher charge-offs in our home equity mortgage portfolio due to an increased volume of loans where we have decided not to pursue foreclosure.
The provision for credit losses associated with credit card receivables decreased $13 million during the three months ended March 31, 2013 compared the prior year quarter reflecting improved economic conditions, including lower dollars of delinquency, improvements in loan delinquency roll rates and lower receivable levels.
Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” in this MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in our 2012 Form 10-K. See “Credit Quality” in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues  The components of other revenues are summarized in the following tables.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Credit card fees	$13	$30	$(17)	(56.7)%
Other fees and commissions	170	194	(24)	(12.4)
Trust income	32	25	7	28.0
Trading revenue	164	198	(34)	(17.2)
Other securities gains, net	131	30	101	100+
HSBC affiliate income:
Fees and commissions	42	47	(5)	(10.6)
Other affiliate income	12	9	3	33.3
Total HSBC affiliate income	54	56	(2)	(3.6)
Residential mortgage banking revenue(1)	46	25	21	84.0
Loss on instruments designated at fair value and related derivatives	(27)	(212)	185	87.3
Other income:
Valuation of loans held for sale	3	(1)	4	N/A
Insurance	1	2	(1)	(50.0)
Earnings from equity investments	1	2	(1)	(50.0)
Miscellaneous income	4	18	(14)	(77.8)
Total other income	9	21	(12)	(57.1)
Total other revenues	$592	$367	$225	61.3%

(1)	Includes servicing fees received from HSBC Finance of less than $1 million and $2 million during the three months ended March 31, 2013 and 2012, respectively.
Credit card fees  Credit card fees declined during the first quarter of 2013 largely due to lower outstanding balances driven by the sale of a portion of the portfolio as part of the sale of 195 retail branches in 2012 as well as a trend towards lower late fees due to improved customer behavior.
Other fees and commissions  Other fee-based income decreased during the three month period ended March 31, 2013 driven by a decrease in account service related fees primarily due to the impact of the sale of 195 retail branches as discussed above and a decline in credit facility related fees primarily due to a decrease in syndication fees. The components of other fees and commissions are summarized in the following table.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Account services	$69	$82	(13)	(15.9)
Credit facilities	52	65	(13)	(20.0)
Custodial fees	18	19	(1)	(5.3)
Other	31	28	3	10.7
Total other fees and commissions	$170	$194	$(24)	(12.4)%
Trust income  Trust income increased during the three month period ended March 31, 2013 due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management.

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

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Trading revenue	$164	$198	$(34)	(17.2)%
Net interest income	(10)	(6)	(4)	(66.7)
Trading related revenue	$154	$192	$(38)	(19.8)%
Business:
Derivatives(1)	$69	$65	$4	6.2%
Balance sheet management	(3)	11	(14)	(100+)
Foreign exchange	65	71	(6)	(8.5)
Precious metals	26	32	(6)	(18.8)
Global banking	—	3	(3)	(100.0)
Other trading	(3)	10	(13)	(100+)
Trading related revenue	$154	$192	$(38)	(19.8)%

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue decreased during the three month period ended March 31, 2013 as a result of lower revenue from economic hedges employed by balance sheet management to manage interest rate risk as well as lower foreign exchange revenue due to reduced trading volumes and lower revenue from other trading activities. These decreases were partially offset by higher revenue from derivatives which reflected a change in estimation methodology with respect to credit valuation adjustments and debit valuation adjustments.
Trading revenue related to derivatives products increased during the three month period ended March 31, 2013, impacted by a change in credit risk adjustment estimates. During the fourth quarter of 2012, we changed our estimate of credit valuation adjustments on derivative asset and debit valuation on derivative liabilities to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation, consistent with evolving market practices. Debit valuation adjustments on derivative contracts were not part of the estimate process used in the year ago period, and these adjustments increased revenue by $22 million in the first quarter of 2013 primarily related to widening of credit spreads as concerns around the European sovereign debt crisis increased towards the end of the first quarter of 2013. Partly offsetting this increase was a reduction in new deal activity and unfavorable price variation in emerging market related derivative products.
Trading revenue related to balance sheet management activities decreased during the three month period ended March 31, 2013 primarily due to lower revenue from economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue decreased during the three month period ended March 31, 2013 from lower volumes and reduced margins due to tightening spreads.
Precious metals trading revenues decreased during the three month period ended March 31, 2013 as a result of lower metals price volatility and a decline in trading volumes.
Other trading revenue decreased during the three month period ended March 31, 2013 from movements in interest rate curves used to value certain instruments and valuation reserve releases.
Other securities gains, net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. In the first quarter of 2013, we sold $12.3 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and recognized gains of $124 million and losses of $1 million, which is included as a component of other security gains, net above. In the first quarter of 2012, we sold $4.4 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $70 million and losses of $40 million.
HSBC affiliate income  Affiliate income remained relatively flat in the first quarter of 2013.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Net interest income	$51	$51	$—	—%
Servicing related income:
Servicing fee income	21	25	(4)	(16.0)
Changes in fair value of MSRs due to:
Changes in valuation, including inputs or assumptions	26	16	10	62.5
Realization of cash flows	(10)	(16)	6	37.5
Trading – Derivative instruments used to offset changes in value of MSRs	(7)	(12)	5	41.7
Total servicing related income	30	13	17	100+
Originations and sales related income:
Gains on sales of residential mortgages	24	18	6	33.3
Provision for repurchase obligations	(13)	(21)	8	38.1
Trading and hedging activity	—	7	(7)	(100.0)
Total originations and sales related income	11	4	7	100+
Other mortgage income	5	8	(3)	(37.5)
Total residential mortgage banking revenue included in other revenues	46	25	21	84.0
Total residential mortgage banking related revenue	$97	$76	$21	27.6%
Net interest income in the first quarter of 2013 was flat compared to the year-ago period as lower residential mortgage average outstanding balances primarily as a result of the sale of branches to First Niagara in 2012 and continued higher portfolio prepayments were offset by widening interest spreads largely the result of lower portfolio funding costs, predominately on adjustable rate mortgages. Consistent with our Premier strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans consist primarily of conforming non-premier loans sold to government sponsored enterprises.
Total servicing related income increased in the first quarter of 2013 driven by improved net hedged MSR performance partially offset by lower net servicing fees driven by a lower serviced loan portfolio as a result of prepayments in excess of new additions to the serviced portfolio. Changes in MSR valuation are driven by updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing. Consequently, as a result of these updated assumptions, the MSR asset fair value increased in the first quarter of 2013.
Originations and sales related income improved in the first quarter of 2013 as increased gains on individual loan sales and lower loss provisions for loan repurchase obligations associated with loans previously sold more than offset a lower a decline in trading and hedging activity. During the three months ended March 31, 2013, we recorded a charge of $13 million due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $21 million in the year-ago quarter.
Loss on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option has been elected. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Valuation of loans held for sale  Valuation adjustments on loans held for sale improved the first quarter of 2013 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $51 million and $52 million as of March 31, 2013 and December 31, 2012, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.

HSBC USA Inc.

Other income Other income, excluding the valuation of loans held for sale as discussed above, decreased during the first quarter of 2013 driven by lower miscellaneous income associated with fair value hedge ineffectiveness.
Operating Expenses  The components of operating expenses are summarized in the following table.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(dollars are in millions)
Salary and employee benefits	$252	$280	(28)	(10.0)
Occupancy expense, net	59	59	—	—
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	4	10	(6)	(60.0)
Fees paid to HMUS	52	73	(21)	(28.8)
Fees paid to HTSU	233	234	(1)	(.4)
Fees paid to other HSBC affiliates	35	51	(16)	(31.4)
Total support services from HSBC affiliates	324	368	(44)	(12.0)
Other expenses:
Equipment and software	15	11	4	36.4
Marketing	10	14	(4)	(28.6)
Outside services	22	20	2	10.0
Professional fees	25	30	(5)	(16.7)
Postage, printing and office supplies	2	5	(3)	(60.0)
Off-balance sheet credit reserves	4	(8)	12	100+
FDIC assessment fee	22	28	(6)	(21.4)
Miscellaneous	54	49	5	10.2
Total other expenses	154	149	5	3.4
Total operating expenses	$789	$856	$(67)	(7.8)%
Personnel - average number	6,837	8,972
Efficiency ratio	71.9%	89.7%
Salaries and employee benefits  Salaries and employee benefits expense decreased during the first quarter of 2013 driven by the impact of the sale of 195 non-strategic retail branches completed in 2012 and continued cost management efforts, partially offset by higher salaries expense relating to expansion activities associated with certain businesses.
Occupancy expense, net  Occupancy expense remained flat during the first quarter of 2013.
Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans and, prior to May 1, 2012, certain credit card receivables. Lower support services from HSBC affiliates during the first quarter of 2013 reflects lower fees paid to HTSU due to workforce reductions in certain shared services functions which resulted in lower allocated costs for these functions while compliance costs remained flat, lower fees paid to HMUS largely related to lower compliance costs as the prior year quarter reflects investment in AML process enhancements and infrastructure which did not occur at the same level in 2013 and lower fees paid to HSBC Finance, who no longer services our credit card portfolio. Compliance costs reflected in support services from affiliates totaled $67 million during the first quarter of 2013 compared to $79 million during the first quarter of 2012, respectively.
Marketing expenses  Lower marketing and promotional expenses in the first quarter of 2013 resulted from continued optimization of marketing spend as a result of general cost saving initiatives.
Other expenses  Other expenses (excluding marketing expenses) increased during the first quarter of 2013 primarily due to higher loss estimates associated with off-balance credit exposures partially offset by lower FDIC assessment fees and lower professional fees associated with compliance.

HSBC USA Inc.

Efficiency ratio  Our efficiency ratio from continuing operations was 71.9 percent during the first quarter of 2013 compared to 89.7 percent during the first quarter of 2012. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the first quarter of 2013 improved to 69.3 percent compared to 72.9 percent during the first quarter of 2012 due to lower operating expenses and higher other revenues, partially offset by lower net interest income. While operating expenses declined during the first quarter of 2013, driven by the impact of our retail branch divestitures and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.

Segment Results – IFRS Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, “Business” in our 2012 Form 10-K. Our segment results are reported on a continuing operations basis. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2012 Form 10-K accept as noted below.
Commercial Banking has historically held investments in low income housing tax credits. The financial benefit from these investments is obtained through lower taxes. Since business segment returns measured on a pre-tax basis, a revenue share has historically been in place in the form of a funding credit to provide CMB with an exact and equal offset booked to the Other segment. Beginning in 2013, this practice has been eliminated and the low income housing tax credit investments and related financial impact are being recorded entirely in the Other segment. We have reclassified prior period results in both the CMB and Other segments to conform to the revised current year presentation.
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
Retail Banking and Wealth Management (“RBWM”)  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels. During the first quarter of 2013, we continued to direct resources towards the development and delivery of premium service, client needs based wealth and banking services with particular focus on HSBC Premier, HSBC's global banking service that offers customers a seamless international service. In order to align our retail network to our strategic focus on internationally connected markets and customers, in 2012 we sold 195 branches, primarily in our non-strategic upstate New York region and closed and/or consolidated a further 13 branches in Connecticut and New Jersey.
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

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Net interest income	$215	$247	$(32)	(13.0)%
Other operating income	107	97	10	10.3
Total operating income	322	344	(22)	(6.4)
Loan impairment charges	32	41	(9)	(22.0)
	290	303	(13)	(4.3)
Operating expenses	291	321	(30)	(9.3)
Loss before tax	$(1)	$(18)	$17	94.4%
Our RBWM segment reported a lower loss before tax during the first quarter of 2013, reflecting higher other operating income, lower loan impairment charges and lower operating expenses, partially offset by lower net interest income.
Net interest income was lower during the first quarter of 2013 driven by lower deposit levels as a result of the branch sale to First Niagara partially offset by margin improvements due to active pricing of the deposit base especially in the non-premier segments. Net interest income related to consumer loans was lower primarily as a result of the branch sale which was partially offset by higher net interest income related to residential mortgages from discounted collateral values on delinquent mortgage loans and widening spreads from lower funding costs. Residential mortgage average balances were lower than the year-ago period due to the impact of the branch sales partially offset by an increase in residential mortgage loans to our Premier customers.
Other operating income increased during the first quarter of 2013 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans and improved net hedged mortgage servicing rights results.
Loan impairment charges decreased during the first quarter of 2013 driven by continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in delinquency roll rates.
Operating expenses during the first quarter of 2013 was lower primarily due to the sale of the 195 branches to First Niagara as well as a decrease in expenses in our retail banking business driven by several cost reduction initiatives primarily optimizing staffing in the branch network and administrative areas as well as reduced marketing expenditures. Partially offsetting these improvements was the impact of a reduction in the amount of branch costs allocated to Commercial Banking based upon an updated cost study.
Commercial Banking (“CMB”)  CMB's business strategy is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of international connectivity. Our Commercial Banking segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on the client's needs and abilities. Through its commercial centers and our retail branch network, CMB provides customers with the products and services needed to grow their businesses internationally, and deliver those through our relationship managers who operate within a robust customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship, along with our on-line banking channel HSBCnet. In first quarter of 2013, our continued focus on expanding our core proposition and proactively targeting companies with international banking requirements led to an increase in the number of relationship managers and product partners enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest.
During the first quarter of 2013, both an increase in demand for loans as well as new loan originations have resulted in a 13 percent increase in average loans outstanding to Corporate Banking customers since March 31, 2012. The Commercial Real Estate group is focusing on selective business opportunities in markets with strong portfolio expertise, which resulted in a 13 percent increase in average outstanding loans for this portfolio since March 31, 2012. Total average loans increased 11 percent across all CMB business lines as compared to March 31, 2012. Excluding the impact of the branch sale, average customer deposit balances across all CMB business lines increased 1 percent since March 31, 2012.

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Net interest income	$170	$170	$—	—%
Other operating income	65	68	(3)	(4.4)
Total operating income	235	238	(3)	(1.3)
Loan impairment charges (recoveries)	14	(17)	31	100+
	221	255	(34)	(13.3)
Operating expenses	162	164	(2)	(1.2)
Profit before tax	$59	$91	$(32)	(35.2)%
Our CMB segment reported a decrease in profit before tax of 35 percent during the first quarter of 2013 as higher loan impairment charges (recoveries) and lower other operating income were partially offset by lower operating expenses. Higher loan impairment charges reflect a charge in the current year period compared to a release in the prior year period.
Net interest income during the first quarter of 2013 was flat as lower business banking revenue due to the branch sale was offset by the favorable impact of higher loan balances in expansion markets.
Other operating income was lower during the first quarter of 2013 due to lower interchange and deposit service fees primarily due to the branch sale.
Loan impairment charges were higher during the first quarter of 2013 compared to the year-ago period due to higher allowances for risk factors associated primarily with expansion activities.
Operating expenses decreased slightly during the first quarter of 2013 as additional expenses relating to staffing increases in growth markets as well as higher compliance and technology infrastructure costs were more than offset by lower branch network charges, including a reduction in the amount of branch costs allocated from RBWM based upon an updated cost study.
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
We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher average loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other global businesses. Global Banking and Markets segment results during the first quarter of 2013 benefited from more stable U.S. financial market conditions, which reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices. This environment led to steady performance in rates and core credit products. Balance sheet management revenue increased from higher gains from

HSBC USA Inc.

the sale of securities, while other global markets performance improved due to a debit value adjustment gain related to derivative contracts to reflect within fair value changes in our credit risk. Our risk management efforts to improve the credit quality of our corporate lending relationships, as well as increased liquidity costs on unused commitments, has resulted in a slight tightening of average spreads, which was more than offset by higher revenue from growth in loan balances. Partially offsetting these revenue gains were reductions in foreign exchange and transaction services.
The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Net interest income	$109	$143	$(34)	(23.8)%
Other operating income	382	326	56	17.2
Total operating income	491	469	22	4.7
Loan impairment charges (recoveries)	3	(31)	34	100+
	488	500	(12)	(2.4)
Operating expenses	230	259	(29)	(11.2)
Profit before tax	$258	$241	$17	7.1%
The following table summarizes on an IFRSs Basis, the impact of key activities on total operating income of the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Foreign exchange and metals	$94	$126	$(32)	(25.4)%
Credit(1)	28	24	4	16.7
Rates	45	43	2	4.7
Equities	3	5	(2)	(40.0)
Other Global Markets	16	9	7	77.8
Total Global Markets	186	207	(21)	(10.1)
Financing	46	32	14	43.8
Payments and cash management	78	83	(5)	(6.0)
Other transaction services	16	29	(13)	(44.8)
Total Global Banking	140	144	(4)	(2.8)
Balance Sheet Management(2)	165	118	47	39.8
Total operating income	$491	$469	$22	4.7%

(1)
Credit includes $28 million and $24 million in the three months ended March 31, 2013 and 2012, respectively, of revenue related to valuation adjustments on structured credit products which we no longer offer.

(2)	Includes gains on the sale of securities of $131 million and $25 million in the three months ended March 31, 2013 and 2012, respectively.
Our GBM segment reported a higher profit before tax during the first quarter of 2013 driven by higher other operating income and lower operating expenses partially offset by lower net interest income and higher loan impairment charges (recoveries).
Net interest income decreased during the first quarter of 2013 due to lower rates on investment balances including the impact of security sales and lower corporate loan balances.
 Other operating income increased during the first quarter of 2013 due to an increase in gains on the sale of securities in Balance Sheet Management, increased financing revenue related to loan activities and gains from debit value adjustments on derivative contracts. These improvements were partially offset by lower revenue from foreign exchange and metals driven by a reduction in trading volumes and price volatility, lower performance of economic hedges employed by Balance Sheet Management to manage interest rate risk and a decline in other transaction services revenue resulting from the transfer of our fund services business to an affiliate entity.

HSBC USA Inc.

Other operating income reflected gains on structured credit products of $30 million during the first quarter of 2013 compared to gains of $32 million during the first quarter of 2012. Included in structured credit products were exposures to monoline insurance companies that resulted in gains of $20 million during the first quarter of 2013 compared to gains of $8 million during the first quarter of 2012. Valuation losses of $1 million during the first quarter of 2013 were recorded against the fair values of sub-prime residential mortgage loans held for sale compared to valuation losses of $2 million during the first quarter of 2012.
Loan impairment charges increased during the first quarter of 2013 compared to the year-ago period due to a lower level of recoveries.
Operating expenses decreased during the first quarter of 2013 from reduced staff costs due to lower headcount and lower compliance costs associated with our AML/BSA remediation activities.
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
During the first quarter of 2013, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates. Also in the first quarter of 2013, our compliance and risk framework was strengthened by the establishment of a Global Private Banking Global Standards Committee and a revised risk appetite framework. Client deposit levels increased $100 million or 1 percent compared to March 31, 2012 from domestic and international market customers. Total loans increased 11 percent compared to prior year primarily in the residential mortgage portfolio. Overall period end client assets were at the same level of March 2012 and $1.1 billion higher compared to December 31, 2012 due to client driven increases in large deposits and various PB wealth management and investment products. Total operating income was slightly lower due to lower net interest margins in lending and deposits and lower management fees, partially offset by improved loans and deposit balances. Higher impairment charges are due to lower levels of recoveries.
The following table provides additional information regarding client assets during the first quarter of 2013 and 2012:

Three Months Ended March 31,	2013	2012
	(in billions)
Client assets at beginning of the period	$46.5	$47.7
Net new money	1.1	—
Client assets at end of period	$47.6	$47.7
The following table summarizes IFRSs Basis results for the PB segment.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Net interest income	$45	$45	$—	—%
Other operating income	28	29	(1)	(3.4)
Total operating income	73	74	(1)	(1.4)
Loan impairment charges (recoveries)	1	(2)	3	100+
	72	76	(4)	(5.3)
Operating expenses	60	58	2	3.4
Profit (loss) before tax	$12	$18	$(6)	(33.3)%
Our PB segment reported lower profit before tax during the first quarter of 2013 primarily driven by higher loan impairment charges (recoveries), higher operating expenses and lower other operating income.

HSBC USA Inc.

Net interest income was flat in the first quarter of 2013 compared to the year-ago period as improved volumes in banking and lending were offset by lower net interest spreads.
Other operating income was lower during the first quarter of 2013 reflecting lower fees on managed and structured investment products as well as funds fees.
Loan impairment charges increased during the first quarter of 2013 compared to the year-ago period due to a lower level of recoveries.
Operating expenses increased during the first quarter of 2013 due to higher risk and compliance costs.
Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans and interest expense associated with certain tax exposures.
The following table summarizes IFRSs Basis results for the Other segment.

			Increase (Decrease)
Three Months Ended March 31,	2013	2012	Amount	%
	(in millions)
Net interest expense	$(14)	$(11)	$(3)	(27.3)%
Gain (loss) on own debt designated at fair value and related derivatives	(41)	(252)	211	83.7
Other operating income (loss)	16	17	(1)	(5.9)
Total operating income (loss)	(39)	(246)	207	84.1
Loan impairment charges	—	—	—	—
	(39)	(246)	207	84.1
Operating expenses	42	40	2	5.0
Profit (loss) before tax	$(81)	$(286)	$205	71.7%
Profit (loss) before tax increased $205 million during the first quarter of 2013 driven by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected. Net interest expense was lower during the first quarter of 2013 due to an increase in interest expense associated with changes in estimated tax exposures.
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

HSBC USA Inc.

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
For pools of homogeneous consumer loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged or are subject to an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 25-35 percent for first lien mortgage loans and 80-100 percent for second lien home equity loans. At March 31, 2013, approximately 1 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.
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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2012 Form 10-K. Our approach toward credit risk management is summarized under the caption “Risk Management” in our 2012 Form 10-K. There have been no material revisions to our policies or methodologies during the first quarter of 2013.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Allowance for credit losses	$568	$647
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.62%	.72%
Consumer:
Residential mortgages, excluding home equity mortgages	1.22%	1.37%
Home equity mortgages	2.24%	1.94%
Credit card receivables	5.61%	6.75%
Other consumer loans	2.60%	3.34%
Total consumer loans	1.55%	1.73%
Total	.90%	1.02%
Net charge-offs(1):
Commercial	114.47%	220.14%
Consumer	175.88	134.69
Total	140.25%	166.32%
Nonperforming loans(1):
Commercial	81.02%	63.40%
Consumer	26.23	28.16
Total	38.59%	38.70%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.
Changes in the allowance for credit losses by general loan categories for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2013:
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged to income	9	2	(1)	—	(3)	17	(2)	(1)	21
Charge offs	(58)	(6)	—	—	(16)	(12)	(12)	(6)	(110)
Recoveries	3	3	—	—	1	—	1	2	10
Net charge offs	(55)	(3)	—	—	(15)	(12)	(11)	(4)	(100)
Allowance for credit losses – end of period	$116	$96	$40	$17	$192	$50	$42	$15	$568

Three Months Ended March 31, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(20)	6	(22)	(2)	15	8	11	4	—
Charge offs	(1)	(10)	(84)	—	(26)	(17)	(17)	(7)	(162)
Recoveries	14	2	—	1	1	—	2	2	22
Net charge offs	13	(8)	(84)	1	(25)	(17)	(15)	(5)	(140)
Allowance for credit losses – end of period	$205	$76	$25	$20	$182	$43	$35	$17	$603

HSBC USA Inc.

The allowance for credit losses at March 31, 2013 decreased $79 million, or 12 percent as compared to December 31, 2012, due to lower loss estimates in both our commercial and consumer loan portfolios. Our commercial allowance for credit losses declined $48 million in the quarter ended March 31, 2013 due to reductions in certain loan exposures including the charge-off of a single client relationship which led to lower levels of non-performing loans and criticized assets. These reductions were partially offset by higher allowances for risk factors associated primarily with expansion activities in the U.S. Our consumer allowance for credit losses declined $31 million in the first three months of 2013, driven primarily by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Our residential mortgage loan allowance for credit losses in both periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared to average roll rates and economic uncertainty, including housing market trends and foreclosure timeframes. Also contributing to the decrease was lower loss estimates in our credit card portfolio due to improvements in credit quality including improved loan delinquency roll rates. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which is slow to recover.
The allowance for credit losses as a percentage of total loans at March 31, 2013 decreased compared to December 31, 2012 for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased in the first quarter of 2013 driven by increased charge-off in our commercial loan portfolio associated with a single commercial real estate relationship, which was fully reserved for, while the commercial allowance for credit losses declined. This was partially offset by an increase in the allowance for credit losses as a percentage of net charge-offs for consumer loans as the decrease in consumer charge-offs outpaced the decrease in the allowance.
The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	March 31, 2013		December 31, 2012
	(dollars are in millions)
Commercial(2)	$269	69.3%	$326	69.8%
Consumer:
Residential mortgages, excluding home equity mortgages	192	25.0	182	24.3
Home equity mortgages	50	3.6	43	3.7
Credit card receivables	42	1.2	35	1.3
Other consumer	15.9		17	0.9
Total consumer	299	30.7	277	30.2
Total	$568	100.0%	$603	100.0%

(1)	Excluding loans held for sale.
(2)Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

	March 31, 2013	December 31, 2012
	(in millions)
On-balance sheet commercial allowance:
Specific	$34	$94
Collective	235	223
Total on-balance sheet commercial allowance	269	317
Off-balance sheet commercial allowance	145	139
Total commercial allowances	$414	$456
While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit loss.

HSBC USA Inc.

Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $145 million and $139 million at March 31, 2013 and December 31, 2012, respectively. The related provision is recorded as a component of other expense within operating expenses. The increase in off-balance sheet reserves March 31, 2013 as compared to December 31, 2013 reflects new customer activity and higher estimated exposures on certain facilities. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations” in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Delinquent loans:
Commercial	$160	$339
Consumer:
Residential mortgages, excluding home equity mortgages(1)	1,158	1,233
Home equity mortgages	85	75
Total residential mortgages(2)	1,243	1,308
Credit card receivables	18	21
Other consumer	24	30
Total consumer	1,285	1,359
Total	$1,445	$1,698
Delinquency ratio:
Commercial	.37%	.76%
Consumer:
Residential mortgages, excluding home equity mortgages	7.23%	7.78%
Home equity mortgages	3.80	3.23
Total residential mortgages(2)	6.81	7.20
Credit card receivables	2.40	2.58
Other consumer	3.74	4.25
Total consumer	6.54	6.92
Total	2.29%	2.64%

(1)
At March 31, 2013 and December 31, 2012, residential mortgage loan delinquency includes $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $35 million and $39 million, respectively, relating to loans held for sale.

(2)The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$74	$87
ARM loans	337	356
Delinquency ratio:
Interest-only loans	1.92%	2.18%
ARM loans	3.24	3.43
Compared to December 31, 2012 our two-months-and-over contractual delinquency ratio ("delinquency ratio") decreased 35 basis points driven by lower delinquency levels in both our commercial and consumer loan portfolios. Compared to December 31, 2012, our commercial two-months-and-over contractual delinquency ratio decreased 39 basis points due to improved credit quality including reductions in certain exposures and the resolution of certain matured loans which were in the process of refinancing or pay down at year-end. Our consumer loan two-month-and-over contractual delinquency ratio at March 31, 2013 decreased 38

HSBC USA Inc.

basis points from December 31, 2012 primarily due to lower levels of residential mortgage loan delinquency on accounts less than 180 days contractually delinquent due to improvements in credit quality including improved delinquency roll rates. Residential mortgage loan delinquency levels continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account. Overall consumer loan delinquency levels also continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, a housing market which is slow to recover.
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

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, (“net charge-off ratio”):

	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$55	$22	$(13)
Business and corporate banking	3	4	8
Global banking	—	20	84
Other commercial	—	—	(1)
Total commercial	58	46	78
Consumer:
Residential mortgages, excluding home equity mortgages	15	32	25
Home equity mortgages	12	14	17
Total residential mortgages	27	46	42
Credit card receivables	11	11	15
Other consumer	4	7	5
Total consumer	42	64	62
Total	$100	$110	$140
Net Charge-off Ratio:
Commercial:
Construction and other real estate	2.62%	1.05%	(.67)%
Business and corporate banking	.13	.13	.30
Global banking	—	.41	2.49
Other commercial	—	—	(.13)
Total commercial	.55	.42	.90
Consumer:
Residential mortgages, excluding home equity mortgages	.40	.83	.71
Home equity mortgages	2.15	2.38	2.69
Total residential mortgages	.62	1.04	1.01
Credit card receivables	5.84	5.54	7.47
Other consumer	2.71	4.61	2.81
Total consumer	.89	1.34	1.36
Total	.65%	.70%	1.06%
 Our net charge-off ratio as a percentage of average loans decreased 5 basis points for the quarter ended March 31, 2013 compared to the quarter ended December 31, 2012, due to lower levels of consumer loan charge-offs primarily due to lower residential mortgage charge-off partially offset by higher commercial loan charge-offs, largely relating to a single client relationship. The lower residential mortgage charge-off levels reflect the impact of improved credit quality including the impact of lower levels of delinquency on accounts less than 180 days delinquent experienced in prior quarters.
Compared to the year-ago quarter, our charge off ratio decreased 41 basis points, driven by lower charge-offs in our residential mortgage loan portfolio as discussed above and, to a lesser extent, lower charge-off levels in our commercial portfolio as the prior year quarter reflects the impact of higher charge-offs in global banking which involved three specific client relationships.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets are summarized in the following table.

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$47	$104
Other real estate	218	281
Business and corporate banking	30	47
Global banking	18	18
Other commercial	14	13
Total commercial	327	463
Consumer:
Residential mortgages, excluding home equity mortgages	1,026	1,038
Home equity mortgages	74	86
Total residential mortgages(1)(2)	1,100	1,124
Others	5	5
Total consumer loans	1,105	1,129
Nonaccrual loans held for sale	34	37
Total nonaccruing loans	1,466	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$—	$—
Other real estate	2	8
Business and corporate banking	2	28
Other commercial	1	1
Total commercial	5	37
Consumer:
Credit card receivables	13	15
Other consumer	22	28
Total consumer loans	35	43
Total accruing loans contractually past due 90 days or more	40	80
Total nonperforming loans	1,506	1,709
Other real estate owned	88	80
Total nonperforming assets	$1,594	$1,789
Allowance for credit losses as a percent of nonperforming loans(3):
Commercial	81.02%	63.40%
Consumer	26.23	28.16

(1)
At March 31, 2013 and December 31, 2012, residential mortgage loan nonaccrual balances include $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

(2)
Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
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

Nonaccrual loans at March 31, 2013 declined as compared to December 31, 2012 due to lower levels of commercial non-accrual loans and, to a lesser extent, lower levels of consumer non-accrual loans. Commercial non-accrual loans decreased due to credit risk rating upgrades outpacing credit risk rating downgrades, managed reductions in certain exposures, as well as payments and charge-offs within our portfolio. The decrease in consumer nonaccrual loans was driven by lower nonaccrual residential mortgage loans reflecting improved credit quality as previously discussed. Residential mortgage loan nonaccrual levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more decreased

HSBC USA Inc.

since December 31, 2012 driven by lower commercial loan balances due to the resolution of certain loans which were refinanced in early 2013 at market rates.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2012 Form 10-K.
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

	March 31, 2013	December 31, 2012
	(in millions)
Impaired commercial loans:
Balance at end of period	$532	$697
Amount with impairment reserve	131	250
Impairment reserve	35	96
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

Criticized loans are summarized in the following table.

	March 31, 2013	December 31, 2012
	(in millions)
Special mention:
Commercial loans	$1,144	$1,125
Substandard:
Commercial loans	810	916
Consumer loans	1,001	1,031
Total substandard	1,811	1,947
Doubtful:
Commercial loans	40	117
Total	$2,995	$3,189

HSBC USA Inc.

The overall decreases in criticized commercial loans in the first quarter of 2013 resulted primarily from improved levels of substandard and doubtful loans due to changes in the financial circumstances of certain customers as well as paydowns and charge-off related to certain exposures as well as general improvement in market conditions.
Geographic Concentrations Regional exposure at March 31, 2013 for certain loan portfolios is summarized in the following table.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	40.6%	34.1%	56.9%
North Central United States	4.7	6.4	3.7
North Eastern United States	10.2	9.3	12.1
Southern United States	23.0	15.9	13.9
Western United States	21.5	34.0	11.1
Others	—	.3	2.3
Total	100.0%	100.0%	100.0%
Exposures to Certain Countries in the Eurozone There have been no significant changes to our exposures to the countries of Greece, Ireland, Italy, Portugal and Spain from the amounts disclosed in our 2012 Form 10-K under caption “Credit Quality”.
Credit Risks Associated with Derivative Contracts  Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. Counterparties to our derivative activities include financial institutions, foreign and domestic government agencies, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients as well as other HSBC entities. These counterparties are subject to regular credit review by the credit risk management department. To minimize credit risk, we enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, we reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will vary based on an assessment of the credit risk of the counterparty.
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

HSBC USA Inc.

	March 31, 2013	December 31, 2012
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$42,504	$41,248
Less: collateral held against exposure	6,087	7,530
Net credit risk exposure	$36,417	$33,718
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
During the first quarter of 2013, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization although credit spreads continue to be impacted by the European sovereign debt crisis and concerns regarding government spending and the budget deficit continue to impact interest rates. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.
Interest Bearing Deposits with Banks  totaled $17.1 billion and $13.3 billion at March 31, 2013 and December 31, 2012, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Securities Purchased under Agreements to Resell  totaled $6.4 billion and $3.1 billion at March 31, 2013 and December 31, 2012, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Short-Term Borrowings  totaled $11.8 billion and $14.9 billion at March 31, 2013 and December 31, 2012, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.
In April 2012, we established a third party back-up line of credit totaling $1.9 billion to replace the unused line of credit with HSBC France and support issuances of commercial paper. In January 2013, the third party back-up line of credit commitment was reduced to zero.
Deposits  totaled $117.0 billion and $117.7 billion at March 31, 2013 and December 31, 2012, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $22.0 billion at March 31, 2013 from $21.7 billion at December 31, 2012. The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013	2012
	(in millions)
Long-term debt issued	$1,965	$3,436
Long-term debt retired	(1,707)	(848)
Net long-term debt issued	$258	$2,588
Issuances of long-term debt during the first quarter of 2013 included $1.8 billion of medium term notes, of which $968 million was issued by HSBC Bank USA.
Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At March 31, 2013, we were authorized to issue up to $21 billion, of which $10.7 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $16 billion was available at March 31, 2013.

HSBC USA Inc.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At March 31, 2013 and December 31, 2012, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $4.4 billion based upon the amount pledged as collateral with the FHLB.
Preferred Equity  See Note 20, “Preferred Stock,” in our 2012 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2013, we did not receive any cash capital contributions from HNAI. During the first quarter of 2013, we did not make any capital contributions to our subsidiary, HSBC Bank USA.
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

	March 31, 2013	December 31, 2012
Tier 1 capital to risk weighted assets	12.74%	13.61%
Tier 1 common equity to risk weighted assets	10.91	11.63
Total capital to risk weighted assets	18.11	19.52
Tier 1 capital to average assets	8.00	7.70
Total equity to total assets	9.24	9.07
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
In August 2012, U.S. regulators published a Final Rule in the Federal Register (known in the industry as Basel 2.5), that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013. This change is reflected in our March 31, 2013 Basel I risk-weighted asset levels.

HSBC USA Inc.

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
We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 18, “Retained Earnings and Regulatory Capital Requirements,” in the accompanying consolidated financial statements.
2013 Funding Strategy  Our current estimate for funding needs and sources for 2013 are summarized in the following table.

	Actual January 1 through March 31, 2013	Estimated April 1 through December 31, 2013	Estimated Full Year 2013
	(in billions)
Funding needs:
Net loan growth	$1	$5	$6
Long-term debt maturities	2	1	3
Total funding needs	$3	$6	$9
Funding sources:
Net change in short-term investments	$1	$—	$1
Long-term debt issuance	2	6	8
Total funding sources	$3	$6	$9
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other “covered transactions” with, HSBC USA and other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Pursuant to amendments included in Dodd-Frank, a bank's credit exposure to an affiliate as a result of a derivative, securities lending or repurchase agreement is also subject to these restrictions. Once regulations are issued (originally forecasted for July 2012) to implement these amendments, we may be required to change the method by which we calculate credit exposure. A bank's transactions with its non-bank affiliates are also required to be on arm's length terms.
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

HSBC USA Inc.

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

	Balance at March 31, 2013
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2012
	(in billions)
Standby letters of credit, net of participations(1)	$5.3	$2.8	$—	$8.1	$8.4
Commercial letters of credit	.9	.1	—	1.0	1.0
Credit derivatives(2)	58.0	152.6	18.6	229.2	237.5
Other commitments to extend credit:
Commercial	14.4	41.3	4.0	59.7	57.7
Consumer	6.9	—	—	6.9	7.0
Total	$85.5	$196.8	$22.6	$304.9	$311.6

(1)	Includes $840 million and $808 million issued for the benefit of HSBC affiliates at March 31, 2013 and December 31, 2012, respectively.

(2)	Includes $42.4 billion and $44.2 billion issued for the benefit of HSBC affiliates at March 31, 2013 and December 31, 2012, respectively.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (“ABCP conduits”) sponsored by affiliates and third parties. See Note 19, “Variable Interest Entities,” in the accompanying the consolidated financial statements for additional information regarding these ABCP conduits and our variable interests in them.
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
The tables below present information on our liquidity facilities with ABCP conduits at March 31, 2013. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

HSBC USA Inc.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$2,155	$1,420	9	$1,420	18
Third-party sponsored:
Single-seller	299	5,952	42	5,732	60
Total	$2,454	$7,372		$7,152

(1)
For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduits
Debt securities backed by:
Auto loans and leases	24%	34%	—%	—%	—%	—%
Trade receivables	16	—	100	24	—	—
Credit card receivables	15	—	—	76	—	—
Equipment loans	45	66	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)
Credit quality is based on Standard and Poor’s ratings at March 31, 2013 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
During the first quarter of 2013, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market generally trended lower during the first three months of 2013 following a pattern that was prevalent across the U.S. credit markets. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.
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
Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of March 31, 2013 this credit facility was undrawn and approximately $295 million of long-term securities were held. As of December 31, 2012 this credit facility was undrawn and approximately $301 million of long-term securities were held.
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

HSBC USA Inc.

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
Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $9 million in the fair value of financial liabilities during the first quarter of 2013 compared to a decrease of $188 million during the prior year quarter.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the first quarter of 2013 should not be considered indicative of the results for any future period.
Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 21, “Fair Value Measurements” for further details on our valuation control framework.
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

HSBC USA Inc.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2013 and December 31, 2012, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 21, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between leveling categories are recognized at the end of each reporting period.
Material Transfers Between Level 1 and Level 2 Measurements  During the three months ended March 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Level 3 assets(1)(2)	$4,154	$4,701
Total assets measured at fair value(3)	173,916	189,449
Level 3 liabilities	4,276	3,854
Total liabilities measured at fair value(1)	110,547	116,728
Level 3 assets as a percent of total assets measured at fair value	2.4%	2.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.9%	3.3%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $4.0 billion of recurring Level 3 assets and $191 million of non-recurring Level 3 assets at March 31, 2013. Includes $4.5 billion of recurring Level 3 assets and $222 million of non-recurring Level 3 assets at December 31, 2012.

(3)
Includes $173.7 billion of assets measured on a recurring basis and $227 million of assets measured on a non-recurring basis at March 31, 2013. Includes $189.2 billion of assets measured on a recurring basis and $256 million of assets measured on a non-recurring basis at December 31, 2012.

Material Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $20 million and $8 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2013 and 2012, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $116 million and $136 million against our monoline exposure at March 31, 2013 and December 31, 2012, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $463 million and $534 million at March 31, 2013 and December 31, 2012, respectively. The decrease in the first quarter of 2013 reflects both reductions in our outstanding positions and improvements in exposure estimates.
Loans As of March 31, 2013 and December 31, 2012, we have classified $51 million and $52 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded gain of $2 million and loss of $1 million during the first quarter of 2013 and 2012, respectively. The changes in fair value are recorded as other revenues in the consolidated statement of income.

HSBC USA Inc.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the first quarter of 2013, we transferred $46 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. We transferred $85 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
During the first quarter of 2012, we transferred $161 million of deposits in domestic offices, which we have elected to carry at fair value which, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
See Note 21, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months March 31, 2013 and 2012 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
Credit Quality of Assets Underlying Asset-backed Securities  The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of March 31, 2013:
Asset-backed securities backed by consumer finance collateral:
Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Residential mortgages	$280	$52	$133	$—	$—	$88	$—	$7	$—
AA	Residential mortgages	9	—	—	—	—	9	—	—	—
A	Residential mortgages	91	—	—	—	—	30	—	—	61
	Home equity loans	111	—	—	—	—	—	111	—	—
	Total A	202	—	—	—	—	30	111	—	61
BBB	Residential mortgages	2	—	—	—	—	2	—	—	—
	Other	85	—	—	—	—	85	—	—	—
	Total BBB	87	—	—	—	—	87	—	—	—
B	Home equity loans	79	—	—	—	—	—	79	—	—
CCC	Home equity loans	65	—	—	—	—	—	65	—	—
	Residential mortgages	3	—	—	—	—	—	—	—	3
	Total CCC	68	—	—	—	—	—	65	—	3
Unrated	Residential mortgages	1	—	—	—	—	1	—	—	—
		$726	$52	$133	$—	$—	$215	$255	$7	$64

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated
		(in millions)
Rating of securities:(1)	Collateral type:
	Corporate loans	$303	$—	$—	$303	$—	$—
	Trust preferred	178	—	178	—	—	—
	Others	64	64	—	—	—	—
		$545	$64	$178	$303	$—	$—
	Total asset-backed securities	$1,271

(1) We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used, in that order.

HSBC USA Inc.

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $79 million or a decrease of the overall fair value measurement of approximately $89 million as of March 31, 2013. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.
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
See “Risk Management” in MD&A in our 2012 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

HSBC USA Inc.

Credit Risk Management  Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. There have been no material changes to our approach towards operational risk since December 31, 2012. See "Risk Management" in MD&A in our 2012 Form 10-K for a more complete discussion of our approach to credit risk.
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

HSBC USA Inc.

	March 31, 2013	December 31, 2012
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$42,504	$41,248
Less: collateral held against exposure	6,087	7,530
Net credit risk exposure	$36,417	$33,718
Liquidity Risk Management  There have been no material changes to our approach towards liquidity risk management since December 31, 2012. See “Risk Management” in MD&A in our 2012 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continue to enhance our implementation of that approach to reflect best practices. The past few years have suggested that in a market crisis, traditional sources of crisis liquidity such as secured lending and deposits with other banks may not be available. Similarly, the current regulatory initiatives are suggesting banks need to retain a portfolio of extremely high quality liquid assets. Consistent with these items, we are expanding our portfolio of high quality sovereign and sovereign guaranteed securities.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At March 31, 2013, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA Inc.:
Short-term borrowings	P-1	A-1	F1+	R-1 (middle)
Long-term/senior debt	A2	A+	AA-	AA (low)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	A1	AA-	AA-	AA (low)

(1)	Dominion Bond Rating Service.
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
As of March 31, 2013, there were no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2012 Form 10-K under the caption “Risk Management”. There have been no material changes to our approach towards interest rate risk management since December 31, 2012.
Present value of a basis point  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2013 and December 31, 2012.

HSBC USA Inc.

	March 31, 2013	December 31, 2012
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	3.6	1.7
Economic value of equity  is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(values as a percentage)
Institutional economic value of equity limit	+/–15	+/–15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	4	1
Change resulting from an immediate 200 basis point decrease in interest rates	(13)	(10)
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

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$80	4	$107	5
Change resulting from a gradual 100 basis point decrease in the yield curve	(200)	(10)	(155)	(8)
Change resulting from a gradual 200 basis point increase in the yield curve	100	5	128	6
Change resulting from a gradual 200 basis point decrease in the yield curve	(279)	(13)	(210)	(10)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	142	7	182	9
Change resulting from an immediate 100 basis point decrease in the yield curve	(283)	(13)	(200)	(10)
Change resulting from an immediate 200 basis point increase in the yield curve	147	7	158	8
Change resulting from an immediate 200 basis point decrease in the yield curve	(327)	(16)	(234)	(12)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common

HSBC USA Inc.

equity to risk weighted assets. As of March 31, 2013, we had an available-for-sale securities portfolio of approximately $59.5 billion with a positive mark-to-market of $1.4 billion included in tangible common equity of $13.3 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $215 million to a net gain of $1.2 billion with the following results on our tangible capital ratios. As of December 31, 2012, we had an available-for-sale securities portfolio of approximately $67.7 billion with a positive mark-to-market of $1.7 billion included in tangible common equity of $13.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $238 million to a net gain of $1.4 billion with the following results on our tangible capital ratios

	March 31, 2013		December 31, 2012
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	6.98%	6.92%	6.79%	6.72%
Tangible common equity to risk weighted assets	11.53	11.42	12.39	12.26

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  We have incorporated the qualitative and quantitative requirements of Basel 2.5, including stressed VAR, Incremental Risk Charge and Comprehensive Risk Measure into our process and received regulatory approval to initiate these enhancements effective January 1, 2013. See “Risk Management” in MD&A in our 2012 Form 10-K for a more complete discussion of our approach to market risk. There have been no material changes to our approach towards market risk management since December 31, 2012.
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
The following table summarizes trading VAR for the three months ended March 31, 2013:

	March 31, 2013	Three Months Ended March 31, 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total trading	$8	$6	$13	$9	$8
Foreign exchange	4	4	9	6	5
Interest rate directional and credit spread	10	7	15	10	6
 The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the three months ended March 31, 2013. Market risk-related trading revenues include realized and unrealized gains (losses)

HSBC USA Inc.

related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended March 31, 2013 shows that the largest daily gain was $5 million and the largest daily loss was $4 million.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	—	27	31	2	—
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
The following table summarizes non-trading VAR for the three months ended March 31, 2013, assuming a 99 percent confidence level for a two-year observation period and a one-day “holding period.”

	March 31, 2013	Three Months Ended March 31, 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$78	$78	$95	$88	$92
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

	March 31, 2013	December 31, 2012
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1 and January 1):
Value of hedged MSRs portfolio	$190	$168
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(20)
Calculated change in net market value	4	4
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	6	8
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	12	28
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the three months ended March 31, 2013. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	4	8	1	—
Operational Risk  There have been no material changes to our approach toward operational risk since December 31, 2012.
Compliance Risk  There have been no material changes to our approach toward compliance risk since December 31, 2012.
Fiduciary Risk  There have been no material changes to our approach toward fiduciary risk since December 31, 2012.
Reputational Risk  There have been no material changes to our approach toward reputational risk since December 31, 2012.
Strategic Risk  There have been no material changes to our approach toward strategic risk since December 31, 2012.
Security and Fraud Risk There have been no material changes to our approach toward security and fraud risk since December 31, 2012.
Model Risk There have been no material changes to our approach toward model risk since December 31, 2012.
Pension Risk There have been no material changes to our approach toward pension risk since December 31, 2012.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. The calculation of net interest margin includes interest expense of $40 million for the three months ended March 31, 2012, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

Three Months Ended March 31,	2013			2012
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$17,383	$11.26%		$22,804	$16.29%
Federal funds sold and securities purchased under resale agreements	1,910	3.50		3,286	10	1.19
Trading assets	11,463	24.83		13,387	33.99
Securities	62,445	233	1.52	56,562	309	2.20
Loans:
Commercial	43,311	273	2.56	35,988	244	2.72
Consumer:
Residential mortgages	15,758	146	3.76	15,342	150	3.93
HELOCs and home equity mortgages	2,278	19	3.33	3,380	29	3.46
Credit cards	771	18	9.25	1,202	23	8.19
Auto finance	—	—	—	—	—	—
Other consumer	655	8	5.39	934	16	7.06
Total consumer	19,462	191	3.99	20,858	218	4.24
Total loans	62,773	464	3.00	56,846	462	3.28
Other	3,223	10	1.37	3,885	11	1.17
Total earning assets	159,197	$745	1.90%	156,770	$841	2.16%
Allowance for credit losses	(633)			(727)
Cash and due from banks	1,126			1,595
Other assets	28,760			29,888
Assets of discontinued operations	—			20,410
Total assets	$188,450			$207,936
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$44,563	$19.18%		$58,583	$59.41%
Other time deposits	21,048	21.40		14,880	35.93
Deposits in foreign offices:
Foreign banks deposits	7,685	1.07		8,165	1.07
Other interest bearing deposits	6,080	2.11		15,661	4.11
Deposits held for sale	—	—	—	15,091	10.25
Total interest bearing deposits	79,376	43.22		112,380	109.45
Short-term borrowings	16,193	9.22		17,725	9.19
Long-term debt	22,075	167	3.07	18,089	161	3.59
Total interest bearing deposits and debt	117,644	219		148,194	279

HSBC USA Inc.

Three Months Ended March 31,	2013			2012
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Other	494	16	12.69	422	12	11.14
Total interest bearing liabilities	118,138	235.81		148,616	291.88
Net interest income/Interest rate spread		$510	1.09%		$550	1.29%
Noninterest bearing deposits	31,115			20,312
Other liabilities	21,381			19,428
Liabilities of discontinued operations	—			934
Total shareholders’ equity	17,816			18,646
Total liabilities and shareholders’ equity	$188,450			$207,936
Net interest margin on average earning assets			1.30%			1.42%
Net interest income to average total assets			1.10%			1.18%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.
The total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended March 31, 2013 and 2012 included fees of $24 million and $15 million, respectively.

HSBC USA Inc.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions “Interest Rate Risk Management” and “Market Risk Management” of this Form 10-Q.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.    Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 22, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 79 for our legal proceedings disclosure, which is incorporated herein by reference.
Item 5.    Other Information.

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
In order to comply with this requirement, HSBC Holdings plc (together with its affiliates, “HSBC”) has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC USA Inc. (“HUSI”) did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance (“PEF”) division of HSBC arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, HSBC continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
HSBC has 15 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity

HSBC USA Inc.

profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans during the first quarter of 2013.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the first quarter of 2013, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency. While the loan remains in existence and has been licensed by the relevant European government, no repayments have been received during the first quarter of 2013 from Bank Tejarat, but claims have been settled by the U.K. Export Credit Agency in respect to overdue payments.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy. The Netherlands, France, and Spain. The repayments due under the sub-participations were not received during the first quarter of 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to HSBC generated by these loans in repayment for the first quarter of 2013, which includes interest and fees, was $563,000. Estimated net profit for HSBC during the first quarter of 2013 was $225,000. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
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
HSBC worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. Several were cancelled during the first quarter of 2013, and 21 remain outstanding.
Estimated gross revenue to HSBC for the first quarter of 2013, which includes fees and/or commissions, was $7,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the United States continue to participate in official clearing systems in the UAE, Bahrain, Oman, Lebanon, Qatar, and Turkey. HSBC has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems vary by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat.
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
There was no measurable gross revenue or net profit generated by this activity in the first quarter of 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in the first quarter of 2013.

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

HSBC USA Inc.

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. There was no activity in the first quarter of 2013.

Estimated gross revenue to HSBC for the first quarter of 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $2,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Iranian embassy-related activity HSBC maintains a bank account in London for the Iranian embassy in London, which is used to support Iranian students studying in the U.K. HSBC has notified the client that this account will be closed. There has been minimal account activity in the first quarter of 2013.
2013 Activity related to U.S. Executive Order 13224 In the first quarter of 2013, HSBC maintained two personal accounts and one business account in the U.K. for two individuals sanctioned by the U.S. under Executive Order 13224. Both of these individuals were delisted by the U.K. and the U.N. Security Council in 2012, the relevant accounts were frozen prior to delisting. The customers were notified in the first quarter of 2013 that the accounts are being closed.
HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the first quarter of 2013 was permitted by a license issued by the U.K.
There was no measurable gross revenue or net profits generated to HSBC in the first quarter of 2013.
HSBC also held an account and had an outstanding loan for a partnership that included one individual sanctioned under Executive Order 13224. The account has been closed, and the sanctioned individual has been removed from the loan account. There was no measurable gross revenue or net profits to HSBC recognized in the first quarter of 2013 for this activity.
Frozen accounts and transactions HSBC and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity took place during the first quarter of 2013. In the first quarter of 2013, HSBC and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to HSBC.

HSBC USA Inc.

Item 6. Exhibits.

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Balance Sheet as of March 31, 2013 and December 31. 2012, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

2.
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC USA Inc.

Index

Assets:	Equity:
by business segment 50	consolidated statement of changes 7
consolidated average balances 138	ratios 55, 92, 124
fair value measurements 63	Equity securities available-for-sale 13
nonperforming 21, 27, 28, 120	Estimates and assumptions 10
trading 12, 99	Eurozone exposures 122
Asset-backed commercial paper conduits 57	Executive overview 88
Asset-backed securities 13,76,130	Fair value measurements:
Balance sheet:	assets and liabilities recorded at fair value on a recurring basis 66
consolidated 5	assets and liabilities recorded at fair value on a non-recurring basis 74
consolidated average balances 138	control over valuation process 128
review 96	financial instruments 64
Basel II 124	hierarchy 64, 128
Basel III 124	transfers into/out of level one and two 69, 129
Basis of reporting 94	transfers into/out of level two and three 73, 130
Business:	valuation techniques 75
consolidated performance review 89	Fiduciary risk 131, 137
Capital:	Financial assets:
2013 funding strategy 125	designated at fair value 41
common equity movements 124	reclassification under IFRSs 51,94
consolidated statement of changes 7	Financial highlights metrics 92
regulatory capital 55	Financial liabilities:
selected capital ratios 55, 92, 124	designated at fair value 41
Cash flow (consolidated) 8	fair value of financial liabilities 65
Cautionary statement regarding forward-looking statements 88	Forward looking statements 88
Collateral — pledged assets 62	Funding 125
Collateralized debt obligations 76, 130	Gain on instruments designated at fair value and related derivatives 42
Commercial banking segment results (IFRSs) 54, 109	Gains (losses) from securities 17, 105
Compliance risk 131, 137	Global Banking and Markets 54, 115
Controls and procedures 140	Geographic concentration of receivables 122
Credit card fees 104	Goodwill 33
Credit quality 113	Guarantee arrangements 58
Credit risk:	Impairment:
adjustment 63	available-for-sale securities 16
component of fair value option 42	credit losses 29, 103, 115
concentration 28	nonperforming loans 120
exposure 133	impaired loans 121
management 132	Income (loss) from financial instruments designated at fair value, net 42
related contingent features 38	Income tax expenses 43
related arrangements 64	Intangible assets 32
Current environment 88	Interest rate risk 131, 133
Deferred tax assets 43	Internal control 140
Deposits 100, 103, 123	Key performance indicators 92
Derivatives:	Legal proceedings 140
cash flow hedges 35	Leveraged finance transactions 41
fair value hedges 34	Liabilities:
notional value 39	commitments, lines of credit 126
trading and other 36	deposits 100, 103, 123
Discontinued operations 11	financial liabilities designated at fair value 41

HSBC USA Inc.

long-term debt 100	financial 92
short-term borrowings 100	loans-to-deposits 92
trading 12, 99	Residential real estate owned 101
Liquidity and capital resources 123	Reconciliation of U.S. GAAP results to IFRSs 94
Liquidity risk 131, 133	Refreshed loan-to-value 98
Litigation and regulatory matters 79	Regulation 55,125
Loans:	Related party transactions 46
by category 19, 97	Reputational risk 131, 137
by charge-off (net) 30, 115	Results of operations 102
by delinquency 28, 117	Retail banking and wealth management segment results (IFRSs) 54, 108
criticized assets 26, 121	Risk elements in the loan portfolio 28
geographic concentration 122	Risk management:
held for sale 31	credit 132
impaired 21, 121	compliance 137
nonperforming 27, 28, 120	fiduciary 137
overall review 97	interest rate 133
purchases from HSBC Finance 48	liquidity 133
risk concentration 28	market 135
troubled debt restructures 21	operational 137
Loan impairment charges — see Provision for credit losses	reputational 137
Loan-to-deposits ratio 92	strategic 137
Market risk 131, 135	Securities:
Market turmoil:	fair value 13
exposures 133	impairment 16
impact on liquidity risk 123	maturity analysis 18
Monoline insurers 17, 90, 112	Segment results — IFRSs basis:
Mortgage lending products 19, 97	retail banking and wealth management 54, 108
Mortgage servicing rights 32	commercial banking 54, 109
Net interest income 102	global banking and markets 54, 110
New accounting pronouncements 87	private banking 54, 112
Off balance sheet arrangements 125	other 54, 113
Operating expenses 107	overall summary 108
Operational risk 131, 137	Selected financial data 92
Other revenue 104	Sensitivity:
Other segment results (IFRSs) 54, 113	projected net interest income 134
Pension and other postretirement benefits 46	Statement of changes in shareholders’ equity 7
Performance, developments and trends 89	Statement of changes in comprehensive income 4
Pledged assets 62	Statement of income 3
Private banking segment results (IFRSs) 54, 112	Strategic risk 131, 137
Profit (loss) before tax:	Stress testing 123, 125
by segment — IFRSs 54	Table of contents 2
consolidated 3	Tax expense 43
Provision for credit losses 103	Trading:
Ratios:	assets 12, 99
capital 55, 92, 124	derivatives 12, 99
charge-off (net) 119	liabilities 12, 99
credit loss reserve related 115	portfolios 12
delinquency 28, 117	Trading revenue (net) 105
earnings to fixed charges — Exhibit 12	Troubled debt restructures 21
efficiency 92, 107	Value at risk 135
Variable interest entities 55

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2013

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Balance Sheet as of March 31, 2013 and December 31. 2012, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

2.
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.