Form 10-Q
period 2013-06-30
HSBC USA INC /MD/
filed 2013-08-05
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 31, 2013, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1.    Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest income:
Loans	$478	$456	$942	$919
Securities	225	280	453	585
Trading assets	27	26	51	59
Short-term investments	16	33	30	59
Other	11	10	21	21
Total interest income	757	805	1,497	1,643
Interest expense:
Deposits	56	85	99	161
Short-term borrowings	8	6	17	15
Long-term debt	166	178	333	332
Other	9	1	25	13
Total interest expense	239	270	474	521
Net interest income	518	535	1,023	1,122
Provision for credit losses	67	89	88	89
Net interest income after provision for credit losses	451	446	935	1,033
Other revenues:
Credit card fees	21	22	34	52
Other fees and commissions	176	185	346	396
Trust income	31	25	63	50
Trading revenue	107	84	271	282
Other securities gains, net	23	65	154	95
Servicing and other fees from HSBC affiliates	59	46	113	102
Residential mortgage banking revenue	9	2	55	27
Gain (loss) on instruments designated at fair value and related derivatives	115	141	88	(71)
Gain on sale of branches	—	330	—	330
Other income (loss)	25	(21)	34	—
Total other revenues	566	879	1,158	1,263
Operating expenses:
Salaries and employee benefits	247	246	499	526
Support services from HSBC affiliates	362	386	686	771
Occupancy expense, net	57	57	116	116
Expense related to certain regulatory matters (Note 21)	—	700	—	700
Other expenses	122	178	276	327
Total operating expenses	788	1,567	1,577	2,440
Income (loss) from continuing operations before income tax expense	229	(242)	516	(144)
Income tax expense	49	351	153	369
Income (loss) from continuing operations	180	(593)	363	(513)
Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	—	74	—	315
Income tax expense	—	26	—	112
Income from discontinued operations	—	48	—	203
Net income (loss)	$180	$(545)	$363	$(310)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$180	$(545)	$363	$(310)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale(1)	(585)	248	(735)	121
Derivatives designated as cash flow hedges	51	(37)	74	—
Pension and postretirement benefit plan adjustments, net of tax	—	—	—	1
Other comprehensive income (loss), net of tax	(534)	211	(661)	122
Comprehensive income (loss)	$(354)	$(334)	$(298)	$(188)

(1)
During the three and six months ended June 30, 2013 and 2012, there were no other-than-temporary impairment ("OTTI") losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities were recognized in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2013	December 31, 2012
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,311	$1,359
Interest bearing deposits with banks	29,820	13,279
Securities purchased under agreements to resell	1,399	3,149
Trading assets	27,448	35,995
Securities available-for-sale	52,858	67,716
Securities held-to-maturity (fair value of $1.7 billion and $1.8 billion at June 30, 2013 and December 31, 2012, respectively)	1,538	1,620
Loans	66,705	63,258
Less – allowance for credit losses	605	647
Loans, net	66,100	62,611
Loans held for sale (includes $3 million and $465 million designated under fair value option at June 30, 2013 and December 31, 2012, respectively)	359	1,018
Properties and equipment, net	261	276
Intangible assets, net	299	247
Goodwill	2,228	2,228
Other assets	8,765	7,069
Total assets	$192,386	$196,567
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$30,562	$31,315
Interest bearing (includes $8.0 billion and $8.7 billion designated under fair value option at June 30, 2013 and December 31, 2012, respectively)	63,147	66,520
Deposits in foreign offices:
Noninterest bearing	1,368	1,813
Interest bearing	16,658	18,023
Total deposits	111,735	117,671
Short-term borrowings	21,394	14,933
Long-term debt (includes $6.6 billion and $7.3 billion designated under fair value option at June 30, 2013 and December 31, 2012, respectively)	20,934	21,745
Total debt	154,063	154,349
Trading liabilities	15,337	19,820
Interest, taxes and other liabilities	5,584	4,562
Total liabilities	174,984	178,731
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Additional paid-in capital	14,090	14,123
Retained earnings	1,690	1,363
Accumulated other comprehensive income	57	785
Total common shareholder’s equity	15,837	16,271
Total shareholders’ equity	17,402	17,836
Total liabilities and shareholders’ equity	$192,386	$196,567

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of June 30, 2013 and December 31, 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

	June 30,	December 31,
	2013	2012
	(in millions)
Assets
Interest bearing deposits with banks	$221	$216
Securities held-to-maturity	218	—
Other assets	544	533
Total assets	$983	$749
Liabilities
Short-term borrowings	$400	$—
Long-term debt	92	92
Interest, taxes and other liabilities	122	152
Total liabilities	$614	$244

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30,	2013	2012
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,123	13,814
Other	(33)	(24)
Balance at end of period	14,090	13,790
Retained earnings
Balance at beginning of period	1,363	2,481
Net income (loss)	363	(310)
Cash dividends declared on preferred stock	(36)	(37)
Balance at end of period	1,690	2,134
Accumulated other comprehensive income
Balance at beginning of period	785	642
Adjustment to add other-than-temporary impairment on securities held-to-maturity due to the consolidation of a variable interest entity	(67)	—
Other comprehensive income (loss), net of tax	(661)	122
Balance at end of period	57	764
Total common shareholder's equity	15,837	16,688
Total shareholders’ equity	$17,402	$18,253

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2013	2012
	(in millions)
Cash flows from operating activities
Net income (loss)	$363	$(310)
Income from discontinued operations	—	203
Income (loss) from continuing operations	363	(513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	175	108
Gain on sale of branches	—	(330)
Expense accrual related to certain regulatory matters	—	700
Provision for credit losses	88	89
Realized gains on securities available-for-sale	(146)	(95)
Realized gains on securities held-to-maturity	(8)	—
Net change in other assets and liabilities	244	868
Net change in loans held for sale:
Originations of loans	(1,043)	(1,702)
Sales and collection of loans held for sale	1,246	1,756
Net change in trading assets and liabilities	4,023	9,044
Lower of amortized cost or fair value adjustments on loans held for sale	9	18
Mark-to-market loss on financial instruments designated at fair value and related derivatives	(88)	71
Cash provided by operating activities – continuing operations	4,863	10,014
Cash provided by operating activities – discontinued operations	—	614
Net cash provided by operating activities	4,863	10,628
Cash flows from investing activities
Net change in interest bearing deposits with banks	(16,522)	6,645
Net change in federal funds sold and securities purchased under agreements to resell	1,750	(10,557)
Securities available-for-sale:
Purchases of securities available-for-sale	(13,876)	(21,755)
Proceeds from sales of securities available-for-sale	22,216	7,049
Proceeds from maturities of securities available-for-sale	4,745	7,256
Securities held-to-maturity:
Proceeds from sales of securities held-to-maturity	79	—
Proceeds from maturities of securities held-to-maturity	233	191
Change in loans:
Originations, net of collections	(3,141)	(4,464)
Loans sold to third parties	15	53
Net cash used for acquisitions of properties and equipment	(15)	(2)
Net outflows related to the sale of branches	—	(7,768)
Other, net	(61)	(66)
Cash used in investing activities – continuing operations	(4,577)	(23,418)
Cash provided by investing activities – discontinued operations	—	21,186
Net cash used in investing activities	(4,577)	(2,232)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2013	2012
	(in millions)
Cash flows from financing activities
Net change in deposits	(5,894)	(6,384)
Debt:
Net change in short-term borrowings	6,046	(5,278)
Issuance of long-term debt	3,637	4,739
Repayment of long-term debt	(4,054)	(1,457)
Repayment of debt related to the sale and leaseback of 452 Fifth Avenue property	—	(8)
Other decreases in capital surplus	(33)	(24)
Dividends paid	(36)	(37)
Cash used in financing activities – continuing operations	(334)	(8,449)
Cash provided by financing activities – discontinued operations	—	(35)
Net cash used in financing activities	(334)	(8,484)
Net change in cash and due from banks	(48)	(88)
Cash and due from banks at beginning of period	1,359	1,616
Cash and due from banks at end of period	$1,311	$1,528
Supplemental disclosure of non-cash investing activities
Trading securities pending settlement	$(41)	$(12)
Transfer of loans to held for sale	32	39

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	10	12	Income Taxes	46
2	Discontinued Operations	11	13	Accumulated Other Comprehensive Income	49
3	Trading Assets and Liabilities	12	14	Pension and Other Postretirement Benefits	51
4	Securities	13	15	Related Party Transactions	52
5	Loans	20	16	Business Segments	56
6	Allowance for Credit Losses	31	17	Retained Earnings and Regulatory Capital Requirements	62
7	Loans Held for Sale	33	18	Variable Interest Entities	62
8	Intangible Assets	34	19	Guarantee Arrangements, Pledged Assets and Collateral	65
9	Goodwill	35	20	Fair Value Measurements	71
10	Derivative Financial Instruments	36	21	Litigation and Regulatory Matters	90
11	Fair Value Option	44	22	New Accounting Pronouncements	98

1.	Organization

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
During the second quarter of 2013, we consolidated our commercial paper conduit variable interest entity, otherwise known as Bryant Park Funding LLC ("Bryant Park") upon the completion of a restructuring of that entity. See Note 18, "Variable Interest Entities" for further details.

HSBC USA Inc.

2. Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation (“HSBC Finance”), HSBC USA and other wholly-owned affiliates, entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012. The sale included our General Motors (“GM”) and Union Plus (“UP”) credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded lower of amortized cost or fair value adjustments on these receivables which, prior to the sale, were classified as held for sale on our balance sheet as a component of assets of discontinued operations which totaled $107 million and $440 million in the three and six months ended June 30, 2012, respectively, and is reflected in net interest income and other revenues in the table below. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization were no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA N. A.'s ("HSBC Bank USA") legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables were included as part of the branch sale to First Niagara Bank, N.A. in 2012 and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we have entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio.
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
Following the completion of the sale in May of 2012, there was no remaining impact on our results related to the discontinued credit cards operations. The following summarizes the results of our discontinued credit card operations for the prior year periods:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(in millions)
Net interest income and other revenues (1)	$129	$541
Income from discontinued operations before income tax	74	315

(1)
Interest expense in 2012 was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

At June 30, 2013 and December 31, 2012 there were no remaining assets and liabilities of our discontinued credit cards operations reported on our consolidated balance sheet.

HSBC USA Inc.

3.    Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30, 2013	December 31, 2012
	(in millions)
Trading assets:
U.S. Treasury	$1,530	$2,484
U.S. Government agency	73	337
U.S. Government sponsored enterprises(1)	124	32
Asset backed securities	469	687
Corporate and foreign bonds(2)	6,830	9,583
Other securities	24	36
Precious metals	9,397	12,332
Derivatives	9,001	10,504
	$27,448	$35,995
Trading liabilities:
Securities sold, not yet purchased	$491	$207
Payables for precious metals	4,545	5,767
Derivatives	10,301	13,846
	$15,337	$19,820

(1)
Includes mortgage backed securities of $97 million and $16 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $27 million and $16 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at June 30, 2013 and December 31, 2012, respectively.

(2)	We did not hold any foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either June 30, 2013 or December 31, 2012.
At June 30, 2013 and December 31, 2012, the fair value of derivatives included in trading assets has been reduced by $5.0 billion and $5.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2013 and December 31, 2012, the fair value of derivatives included in trading liabilities has been reduced by $1.9 billion and $1.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments" for further information on our trading derivatives and related collateral.

HSBC USA Inc.

4. Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity portfolios are summarized in the following tables.

June 30, 2013	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$22,807	$—	$439	$(84)	$23,162
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	199	—	—	(13)	186
Direct agency obligations	3,931	—	298	(14)	4,215
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,354	—	130	(240)	12,244
Collateralized mortgage obligations	6,553	—	69	(100)	6,522
Direct agency obligations	1	—	—	—	1
Obligations of U.S. states and political subdivisions	874	—	19	(24)	869
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	162	—	4	—	166
Home equity	285	—	—	(40)	245
Student loans	—	—	—	—	—
Other	102	—	2	—	104
Corporate and other domestic debt securities	23	—	1	—	24
Foreign debt securities(2)(4)	4,976	—	9	(31)	4,954
Equity securities	165	—	2	(2)	165
Total available-for-sale securities	$52,433	$—	$973	$(548)	$52,858
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$956	$—	$113	$—	$1,069
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	59	—	9	—	68
Collateralized mortgage obligations	242	—	31	—	273
Obligations of U.S. states and political subdivisions	33	—	2	—	35
Asset-backed securities collateralized by residential mortgages	30	—	1	—	31
Asset-backed securities and other debt securities held by consolidated VIE(5)	333	(115)	20	—	238
Total held-to-maturity securities	$1,653	$(115)	$176	$—	$1,714

HSBC USA Inc.

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$34,800	$566	$(24)	$35,342
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	166	1	(1)	166
Direct agency obligations	4,039	364	(2)	4,401
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,646	674	(6)	16,314
Collateralized mortgage obligations	4,315	156	—	4,471
Direct agency obligations	1	—	—	1
Obligations of U.S. states and political subdivisions	877	37	(2)	912
Asset backed securities collateralized by:
Residential mortgages	1	—	—	1
Commercial mortgages	208	6	—	214
Home equity	310	—	(52)	258
Student loans	—	—	—	—
Other	102	—	(18)	84
Corporate and other domestic debt securities	24	2	—	26
Foreign debt securities(2)(4)	5,385	16	(48)	5,353
Equity securities	167	6	—	173
Total available-for-sale securities	$66,041	$1,828	$(153)	$67,716
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$1,121	$148	$—	$1,269
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	66	12	—	78
Collateralized mortgage obligations	277	42	—	319
Obligations of U.S. states and political subdivisions	38	3	—	41
Asset-backed securities collateralized by residential mortgages	118	6	—	124
Total held-to-maturity securities	$1,620	$211	$—	$1,831

(1)
Includes securities at amortized cost of $165 million and $153 million issued or guaranteed by FNMA at June 30, 2013 and December 31, 2012, respectively, and $34 million and $13 million issued or guaranteed by FHLMC at June 30, 2013 and December 31, 2012, respectively.

(2)
At June 30, 2013 and December 31, 2012, foreign debt securities consisted of $1.4 billion and $1.5 billion, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(3)
Includes securities at amortized cost of $448 million and $507 million issued or guaranteed by FNMA at June 30, 2013 and December 31, 2012, respectively, and $508 million and $614 million issued and guaranteed by FHLMC at June 30, 2013 and December 31, 2012, respectively.

(4)	We did not hold any foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at June 30, 2013 and December 31, 2012.

(5)
Relates to securities held by Bryant Park Funding LLC, a variable interest entity which was consolidated in the second quarter of 2013, See Note 18, "Variable Interest Entities" for additional information.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of June 30, 2013 and December 31, 2012 classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
June 30, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	17	$(71)	$7,145	6	$(13)	$531
U.S. Government sponsored enterprises	25	(27)	749	14	—	7
U.S. Government agency issued or guaranteed	160	(340)	12,647	1	—	—
Obligations of U.S. states and political subdivisions	48	(24)	434	—	—	—
Asset backed securities	—	—	—	13	(40)	258
Foreign debt securities	6	—	499	9	(31)	3,649
Equity Securities	1	(2)	157	—	—	—
Securities available-for-sale	257	$(464)	$21,631	43	$(84)	$4,445
Securities held-to-maturity:
U.S. Government sponsored enterprises	16	$—	$—	46	$—	$—
U.S. Government agency issued or guaranteed	68	—	—	900	—	2
Obligations of U.S. states and political subdivisions	3	—	2	2	—	1
Asset backed securities	—	—	—	—	—	—
Securities held-to-maturity	87	$—	$2	948	$—	$3

	One Year or Less			Greater Than One Year
December 31, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(3)	$3,344	6	$(21)	$587
U.S. Government sponsored enterprises	9	(3)	431	14	—	7
U.S. Government agency issued or guaranteed	18	(6)	1,059	—	—	—
Obligations of U.S. states and political subdivisions	14	(2)	168	1	—	7
Asset backed securities	3	—	20	13	(70)	354
Foreign debt securities	—	—	—	9	(48)	3,787
Securities available-for-sale	50	$(14)	$5,022	43	$(139)	$4,742
Securities held-to-maturity:
U.S. Government sponsored enterprises	24	$—	$—	52	$—	$—
U.S. Government agency issued or guaranteed	75	—	—	947	—	2
Obligations of U.S. states and political subdivisions	2	—	1	1	—	—
Asset backed securities	1	—	4	2	—	7
Securities held-to-maturity	102	$—	$5	1,002	$—	$9

HSBC USA Inc.

Net unrealized gains decreased within the available-for-sale portfolio in the first six months of 2013 primarily due to a significant rise in yields on U.S. Treasury and other U.S. Government securities during the second quarter of 2013 due to concerns that the Federal Reserve will wind down its bond buying program sooner than previously expected as well as security sales during the first half of 2013. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies. During the three and six months ended June 30, 2013 and 2012, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component.
Upon consolidation of Bryant Park Funding LLC during the second quarter of 2013, we have held-to-maturity asset backed securities totaling $218 million which were previously determined to be other-than-temporarily impaired. We do not consider any other debt securities to be other-than-temporarily impaired at June 30, 2013 as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses attributed to factors other than credit loss have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 88 percent and 90 percent of total available-for-sale and held-to-maturity securities as of June 30, 2013 and December 31, 2012, respectively, our assessment for credit loss was concentrated on private label asset-backed securities and foreign securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy has been slow;

•	The high levels of pending foreclosure volume associated with a U.S. housing market in the early stages of recovery;

•	A lack of significant traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate although improving remains high compared with historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.
In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

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
For the three and six months ended June 30, 2013 and 2012 there were no other-than-temporary impairment losses recognized related to credit loss. At June 30, 2013, as a result of consolidating a previously unconsolidated VIE in the second quarter of 2013, the excess future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $115 million. At December 31, 2012, there were no non-credit component unrealized loss amounts recognized.
The following table summarizes the rollforward of credit losses on debt securities that were other-than-temporarily impaired which have previously been recognized in income that we do not intend to sell nor will likely be required to sell:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions)
Credit losses at the beginning of the period	$—	$—
Credit losses previously recognized on held-to-maturity debt securities of VIE consolidated during the second quarter of 2013	61	61
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$61	$61
At June 30, 2013, we held 26 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $349 million of the total aggregate fair value of asset-backed securities of $516 million at June 30, 2013. The gross unrealized losses on these monoline securities were $38 million at June 30, 2013. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of June 30, 2013 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $107 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at June 30, 2013.
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
As discussed above, certain asset-backed securities in the available-for-sale portfolio have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. As discussed above, we did not consider the value of the monoline wrap of any non-investment grade monoline insurer at June 30, 2013 and December 31, 2012. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.

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
Realized Gains (Losses)
The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(in millions)
Gross realized gains	$83	$132	$207	$201
Gross realized losses	(60)	(67)	(61)	(106)
Net realized gains	$23	$65	$146	$95
The following table summarizes realized gains and losses on investment securities transactions attributable to held-to-maturity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(in millions)
Gross realized gains	$—	$—	$8	$—
Gross realized losses	—	—	—	—
Net realized gains (losses)	$—	$—	$8	$—
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
Contractual Maturities and Yields The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2013, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2013, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2013. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$7,597.30%		$10,424.62%		$2,821	2.42%	$1,965	3.92%
U.S. Government sponsored enterprises	50.39		515	2.49	2,798	3.19	767	3.91
U.S. Government agency issued or guaranteed	—	—	6	5.09	102	2.43	18,800	2.59
Obligations of U.S. states and political subdivisions	—	—	74	3.90	323	3.72	477	3.49
Asset backed securities	—	—	1	1.99	11.40		538	2.74
Other domestic debt securities	—	—	—	—	—	—	23	3.90
Foreign debt securities	721	2.85	4,255	1.95	—	—	—	—
Total amortized cost	$8,368.52%		$15,275	1.07%	$6,055	2.84%	$22,570	2.77%
Total fair value	$8,376		$15,270		$6,451		$22,596
Held-to-maturity:
U.S. Government sponsored enterprises	$2	7.98%	$2	7.45%	$1	7.91%	$951	6.16%
U.S. Government agency issued or guaranteed	—	—	1	7.61	2	7.70	298	6.51
Obligations of U.S. states and political subdivisions	5	5.10	12	5.06	7	4.03	9	5.02
Asset backed securities	—	—	—	—	—	—	30	6.37
Asset backed securities issued by consolidated VIE	—	—	—	—	69.30		149.36
Total amortized cost	$7	5.85%	$15	5.61%	$79.99%		$1,437	5.63%
Total fair value	$7		$16		$81		$1,610

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $139 million and $482 million, respectively, were included in other assets at June 30, 2013 . Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $143 million and $483 million, respectively, were included in other assets at December 31, 2012.

HSBC USA Inc.

5. Loans

Loans consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Commercial loans:
Construction and other real estate	$8,529	$8,457
Business and corporate banking	12,391	12,608
Global banking(1)(2)	23,339	20,009
Other commercial	3,005	3,076
Total commercial	47,264	44,150
Consumer loans:
Home equity mortgages	2,172	2,324
Residential mortgages, excluding home equity mortgages	15,837	15,371
Credit cards	858	815
Other consumer	574	598
Total consumer	19,441	19,108
Total loans	$66,705	$63,258

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. Dollar lending to select high quality Latin American and other multinational banking customers managed by HSBC on a global basis as well as loans to HSBC affiliates.

(2)
Includes loans to HSBC affiliates of $7.0 billion and $4.5 billion at June 30, 2013 and December 31, 2012, respectively. See Note 15, "Related Party Transactions" for additional information regarding loans to HSBC affiliates.

Net deferred origination costs totaled $15 million and $30 million at June 30, 2013 and December 31, 2012, respectively.
At June 30, 2013 and December 31, 2012, we had net unamortized premium on our loans of $21 million and $25 million, respectively. We amortized net premiums of $1 million and $3 million on our loans in the three and six months ended June 30, 2013, respectively, compared with $9 million and $18 million on our loans in the three and six months ended June 30, 2012, respectively.
Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2013 and December 31, 2012. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

HSBC USA Inc.

	Past Due		Total Past Due 30 Days or More
At June 30, 2013	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$79	$38	$117	$8,412	$8,529
Business and corporate banking	25	39	64	12,327	12,391
Global banking	—	8	8	23,331	23,339
Other commercial	20	16	36	2,969	3,005
Total commercial	124	101	225	47,039	47,264
Consumer loans:
Home equity mortgages	37	64	101	2,071	2,172
Residential mortgages, excluding home equity mortgages	487	978	1,465	14,372	15,837
Credit cards	11	11	22	836	858
Other consumer	3	26	29	545	574
Total consumer	538	1,079	1,617	17,824	19,441
Total loans	$662	$1,180	$1,842	$64,863	66,705

	Past Due		Total Past Due 30 Days or More
At December 31, 2012	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$89	$152	$241	$8,216	$8,457
Business and corporate banking	73	70	143	12,465	12,608
Global banking	30	8	38	19,971	20,009
Other commercial	16	31	47	3,029	3,076
Total commercial	208	261	469	43,681	44,150
Consumer loans:
Home equity mortgages	40	82	122	2,202	2,324
Residential mortgages, excluding home equity mortgages	493	976	1,469	13,902	15,371
Credit cards	14	15	29	786	815
Other consumer	5	33	38	560	598
Total consumer	552	1,106	1,658	17,450	19,108
Total loans	$760	$1,367	$2,127	$61,131	$63,258

(1)	Loans less than 30 days past due are presented as current.
Nonaccrual Loans Nonaccrual loans totaled $1.4 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $30 million and $61 million in the three and six months ended June 30, 2013, respectively, compared with $26 million and $55 million in the three and six months ended June 30, 2012, respectively. Interest income that was included in interest income on these loans was $11 million and $16 million in the three and six months ended June 30, 2013, respectively, compared with $2 million and less than $1 million in the three and six months ended June 30, 2012, respectively. For an analysis of reserves for credit losses, see Note 6, “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

	June 30, 2013	December 31, 2012
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$47	$104
Other real estate	132	281
Business and corporate banking	44	47
Global banking	18	18
Other commercial	5	13
Total commercial	246	463
Consumer:
Residential mortgages, excluding home equity mortgages	1,013	1,038
Home equity mortgages	89	86
Total residential mortgages(1)	1,102	1,124
Other consumer loans	5	5
Total consumer loans	1,107	1,129
Nonaccrual loans held for sale	50	37
Total nonaccruing loans	1,403	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	—	—
Other real estate	1	8
Business and corporate banking	6	28
Other commercial	1	1
Total commercial	8	37
Consumer:
Credit card receivables	11	15
Other consumer	21	28
Total consumer loans	32	43
Total accruing loans contractually past due 90 days or more	40	80
Total nonperforming loans	$1,443	$1,709

(1)
Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

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
Troubled debt restructurings  Troubled debt restructurings ("TDR Loans") represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition.
Modifications for consumer and commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income

HSBC USA Inc.

we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured commercial loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. Since 2010, approximately $11 million of commercial loans have met this criteria and have been removed from TDR Loan classification.
The following table presents information about receivables which were modified during the three and six months ended June 30, 2013 and 2012 and as a result of this action became classified as TDR Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$32	$—	$32	$70
Business and corporate banking	5	—	9	22
Total commercial	37	—	41	92
Consumer loans:
Residential mortgages	49	52	92	108
Credit cards	1	—	1	—
Total consumer	50	52	93	108
Total	$87	$52	$134	$200
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2013 was 2.10 percent and 2.10 percent, respectively, compared with 1.70 percent and 1.80 percent during the three and six months ended June 30, 2012, respectively. Weighted-average contractual rate reduction for commercial loans was not significant in both number of loans and rate.
The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	June 30, 2013	December 31, 2012
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$435	$343
Business and corporate banking	27	86
Other commercial	28	31
Total commercial	490	460
Consumer loans:
Residential mortgages (3)	890	960
Credit cards	11	14
Total consumer	901	974
Total TDR Loans(4)	$1,391	$1,434

HSBC USA Inc.

	June 30, 2013	December 31, 2012
	(in millions)
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$25	$23
Business and corporate banking	1	3
Other commercial	—	—
Total commercial	26	26
Consumer loans:
Residential mortgages	77	109
Credit cards	4	5
Total consumer	81	114
Total allowance for credit losses for TDR Loans	$107	$140

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $125 million and $237 million at June 30, 2013 and December 31, 2012, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	June 30, 2013	December 31, 2012
	(in millions)
Commercial loans:
Construction and other real estate	$451	$398
Business and corporate banking	68	137
Other commercial	31	34
Total commercial	550	569
Consumer loans:
Residential mortgages	1,059	1,118
Credit cards	11	14
Total consumer	1,070	1,132
Total	$1,620	$1,701

(3)
Includes $657 million and $608 million at June 30, 2013 and December 31, 2012, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes balances of $404 million and $519 million at June 30, 2013 and December 31, 2012, respectively, which are classified as nonaccrual loans.

(5)	Included in the allowance for credit losses.

HSBC USA Inc.

Additional information relating to TDR Loans is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$290	$360	$307	$354
Business and corporate banking	30	96	49	96
Other commercial	29	35	30	36
Total commercial	349	491	386	486
Consumer loans:
Residential mortgages(1)	890	669	906	648
Credit cards	12	18	13	19
Total consumer	902	687	919	667
Total average balance of TDR Loans	$1,251	$1,178	$1,305	$1,153
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$3	$2	$5	$4
Business and corporate banking	—	—	—	—
Other commercial	1	2	2	3
Total commercial	4	4	7	7
Consumer loans:
Residential mortgages	8	7	17	13
Credit cards	—	—	—	—
Total consumer	8	7	17	13
Total interest income recognized on TDR Loans	$12	$11	$24	$20

(1)	As of the third quarter of 2012, average balances for residential mortgages includes loans discharged under Chapter 7 bankruptcy and not re-affirmed.
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$—	$—
Business and corporate banking	—	—	—	—
Other commercial	—	—	—	—
Total commercial	—	—	—	—
Consumer loans:
Residential mortgages	11	7	24	13
Credit cards	—	—	—	—
Total consumer	11	7	24	13
Total	$11	$7	$24	$13

HSBC USA Inc.

Impaired commercial loans  Impaired commercial loan statistics are summarized in the following table:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)(3)	Impairment Reserve
	(in millions)
At June 30, 2013
Construction and other real estate	$224	$241	$465	$26
Business and corporate banking	48	20	68	12
Global banking	—	18	18	—
Other commercial	10	54	64	—
Total	$282	$333	$615	$38
At December 31, 2012
Construction and other real estate	$192	$305	$497	$86
Business and corporate banking	57	49	106	10
Global banking	—	18	18	—
Other commercial	1	75	76	—
Total	$250	$447	$697	$96

(1)
The reduction in impaired commercial loans for construction and other real estate loans includes the charge-off of a single loan totaling $57 million in the first quarter of 2013 which was fully reserved.

(2)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Construction and other real estate	$435	$343
Business and corporate banking	27	86
Other commercial	28	31
Total	$490	$460

(3)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Construction and other real estate	$481	$552
Business and corporate banking	109	157
Global banking	18	18
Other commercial	67	79
Total	$675	$806

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$353	$624	$401	$660
Business and corporate banking	58	127	74	127
Global banking	18	66	18	90
Other commercial	69	88	71	89
Total average balance of impaired commercial loans	$498	$905	$564	$966
Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$1	$2	$3
Business and corporate banking	—	1	—	2
Global banking	—	—	—	—
Other commercial	1	1	1	1
Total interest income recognized on impaired commercial loans	$2	$3	$3	$6
Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2013
Construction and other real estate	$455	$494	$23	$972
Business and corporate banking	372	147	10	529
Global banking	72	124	—	196
Other commercial	10	53	3	66
Total	$909	$818	$36	$1,763
At December 31, 2012
Construction and other real estate	$627	$677	$105	$1,409
Business and corporate banking	369	115	10	494
Global banking	93	50	—	143
Other commercial	36	74	2	112
Total	$1,125	$916	$117	$2,158

HSBC USA Inc.

Nonperforming  The status of our commercial loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2013
Commercial:
Construction and other real estate	$8,349	$179	$1	$8,529
Business and corporate banking	12,341	44	6	12,391
Global banking	23,321	18	—	23,339
Other commercial	2,999	5	1	3,005
Total commercial	$47,010	$246	$8	$47,264
At December 31, 2012
Commercial:
Construction and other real estate	$8,064	$385	$8	$8,457
Business and corporate banking	12,533	47	28	12,608
Global banking	19,991	18	—	20,009
Other commercial	3,062	13	1	3,076
Total commercial	$43,650	$463	$37	$44,150
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2013
Construction and other real estate	$5,010	$3,519	$8,529
Business and corporate banking	5,912	6,479	12,391
Global banking	19,927	3,412	23,339
Other commercial	1,198	1,807	3,005
Total commercial	$32,047	$15,217	$47,264
At December 31, 2012
Construction and other real estate	$4,727	$3,730	$8,457
Business and corporate banking	6,012	6,596	12,608
Global banking	16,206	3,803	20,009
Other commercial	1,253	1,823	3,076
Total commercial	$28,198	$15,952	$44,150

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	June 30, 2013		December 31, 2012
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,170	7.26%	$1,233	7.78%
Home equity mortgages	77	3.55	75	3.23
Total residential mortgages	1,247	6.82	1,308	7.20
Credit cards	15	1.75	21	2.58
Other consumer	26	4.08	30	4.52
Total consumer	$1,288	6.51%	$1,359	6.92%

(1)
At June 30, 2013 and December 31, 2012, residential mortgage loan delinquency includes $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Nonperforming   The status of our consumer loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2013
Consumer:
Residential mortgage, excluding home equity mortgages	$14,824	$1,013	$—	$15,837
Home equity mortgages	2,083	89	—	2,172
Total residential mortgages	16,907	1,102	—	18,009
Credit cards	847	—	11	858
Other consumer	548	5	21	574
Total consumer	$18,302	$1,107	$32	$19,441
At December 31, 2012
Consumer:
Residential mortgage, excluding home equity mortgages	$14,333	$1,038	$—	$15,371
Home equity mortgages	2,238	86	—	2,324
Total residential mortgages	16,571	1,124	—	17,695
Credit cards	800	—	15	815
Other consumer	565	5	28	598
Total consumer	$17,936	$1,129	$43	$19,108
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk   A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the United States and internationally. In general, we manage the varying degrees of credit risk involved in on and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is our policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management’s credit evaluation. As with any nonconforming and non-prime loan products, we utilize high underwriting standards and price these loans in a manner that is appropriate to compensate for higher risk. We do not offer teaser rate mortgage loans.

HSBC USA Inc.

Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2013 and December 31, 2012, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2013	December 31, 2012
	(in billions)
Residential mortgage loans with high LTV and no mortgage insurance(1)	$.8	$.9
Interest-only residential mortgage loans	3.8	4.0
ARM loans(2)	10.6	10.4

(1)
Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $17 million and $20 million of subprime residential mortgage loans held for sale at June 30, 2013 and December 31, 2012, respectively.

(2)
ARM loan balances above exclude $19 million and $19 million of subprime residential mortgage loans held for sale at June 30, 2013 and December 31, 2012, respectively. In 2013 and 2014, approximately $140 million and $304 million, respectively, of the ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude residential mortgage loans held for sale of $275 million and $472 million at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013	December 31, 2012
	(in millions)
Closed end:
First lien	$15,837	$15,371
Second lien	159	186
Revolving:
Second lien	2,013	2,138
Total	$18,009	$17,695

HSBC USA Inc.

6.    Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Balance at beginning of period	$568	$603	$647	$743
Provision for credit losses	67	89	88	89
Charge-offs	(48)	(91)	(158)	(253)
Recoveries	18	18	28	40
Balance at end of period	$605	$619	$605	$619
The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2013 and 2012:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2013
Allowance for credit losses – beginning of period	$116	$96	$40	$17	$192	$50	$42	$15	$568
Provision charged to income	(14)	15	29	(4)	14	13	13	1	67
Charge offs	(1)	(9)	—	—	(13)	(11)	(11)	(3)	(48)
Recoveries	9	1	—	4	3	—	1	—	18
Net (charge offs) recoveries	8	(8)	—	4	(10)	(11)	(10)	(3)	(30)
Allowance for credit losses – end of period	$110	$103	$69	$17	$196	$52	$45	$13	$605

Three Months Ended June 30, 2012
Allowance for credit losses – beginning of period	$205	$76	$25	$20	$182	$43	$35	$17	$603
Provision charged to income	(5)	15	19	(7)	24	34	9	—	89
Charge offs	(2)	(13)	—	—	(23)	(30)	(16)	(7)	(91)
Recoveries	—	2	—	5	5	—	3	3	18
Net (charge offs) recoveries	(2)	(11)	—	5	(18)	(30)	(13)	(4)	(73)
Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619

Six Months Ended June 30, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged to income	(5)	17	28	(4)	11	30	11	—	88
Charge offs	(59)	(15)	—	—	(29)	(23)	(23)	(9)	(158)
Recoveries	12	4	—	4	4	—	2	2	28
Net (charge offs) recoveries	(47)	(11)	—	4	(25)	(23)	(21)	(7)	(130)
Allowance for credit losses – end of period	$110	$103	$69	$17	$196	$52	$45	$13	$605
Ending balance: collectively evaluated for impairment	$84	$91	$69	$17	$122	$49	$41	$13	$486
Ending balance: individually evaluated for impairment	26	12	—	—	74	3	4	—	119
Total allowance for credit losses	$110	$103	$69	$17	$196	$52	$45	$13	$605

HSBC USA Inc.

Loans:
Collectively evaluated for impairment	$8,064	$12,323	$23,321	$2,941	$14,057	$2,151	$847	$574	$64,278
Individually evaluated for impairment(1)	465	68	18	64	212	21	11	—	859
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,568	—	—	—	1,568
Total loans	$8,529	$12,391	$23,339	$3,005	$15,837	$2,172	$858	$574	$66,705

Six Months Ended June 30, 2012
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(25)	21	(3)	(9)	39	42	20	4	89
Charge offs	(3)	(23)	(84)	—	(49)	(47)	(33)	(14)	(253)
Recoveries	14	4	—	6	6	—	5	5	40
Net (charge offs) recoveries	11	(19)	(84)	6	(43)	(47)	(28)	(9)	(213)
Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619
Ending balance: collectively evaluated for impairment	$87	$73	$31	$17	$95	$43	$25	$13	$384
Ending balance: individually evaluated for impairment	111	7	13	1	93	4	6	—	235
Total allowance for credit losses	$198	$80	$44	$18	$188	$47	$31	$13	$619

Loans:
Collectively evaluated for impairment	$7,386	$11,141	$14,928	$3,055	$13,243	$2,441	$765	$651	$53,610
Individually evaluated for impairment(1)	591	115	114	87	660	14	18	—	1,599
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	855	—	—	—	855
Total loans	$7,977	$11,256	$15,042	$3,142	$14,758	$2,455	$783	$651	$56,064

(1)
For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $657 million and $510 million at June 30, 2013 and 2012, respectively.

HSBC USA Inc.

7. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Commercial loans	$20	$481
Consumer loans:
Residential mortgages	275	472
Other consumer	64	65
Total consumer	339	537
Total loans held for sale	$359	$1,018
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at June 30, 2013 and December 31, 2012. The fair value of commercial loans held for sale under this program was $3 million and $465 million at June 30, 2013 and December 31, 2012, respectively. We have elected to designate all of the leveraged acquisition finance syndicated loans classified as held for sale at fair value under fair value option. See Note 11, “Fair Value Option,” for additional information.
Commercial loans held for sale also includes commercial real estate loans totaling $17 million and $16 million at June 30, 2013 and December 31, 2012, respectively.
Residential mortgage loans held for sale include first mortgage loans which historically have been originated and held for sale primarily to various government sponsored enterprises. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, we no longer retain the servicing rights in relation to new mortgage loans and new agency eligible loan originations are sold servicing released directly to PHH Mortgage beginning with May 2013 applications. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $54 million and $52 million at June 30, 2013 and December 31, 2012, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at June 30, 2013, we experienced a decrease in the valuation allowance for consumer loans held for sale during 2013 due primarily to loan sales. The valuation allowance on consumer loans held for sale was $95 million and $114 million at June 30, 2013 and December 31, 2012, respectively.
Loans held for sale have historically been subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale attributable to changes in market interest rates. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue in the consolidated statement of income, were gains of $4 million and $4 million during the three and six months ended June 30, 2013, respectively, compared with losses of $3 million and gains of $4 million during the three and six months ended June 30, 2012, respectively. With the conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, PHH Mortgage is obligated to purchase the loans from us as of the earlier of when the customer locks the mortgage loan pricing or when the mortgage loan application is approved beginning with May 2013 applications. As a result, we retain none of the risk of market changes in mortgage rates and, therefore, an economic hedging program for these loans is no longer required.

HSBC USA Inc.

8. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Mortgage servicing rights	$237	$179
Purchased credit card relationships	57	60
Favorable lease agreements	5	8
Total other intangible assets	$299	$247
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
Residential mortgage servicing rights  Residential MSRs are initially measured at fair value at the time that the related loans are sold and remeasured at fair value at each reporting date. Changes in fair value of MSRs are reflected in residential mortgage banking revenue in the period in which the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.
Fair value of residential MSRs is calculated using the following critical assumptions:

	June 30, 2013	December 31, 2012
Annualized constant prepayment rate (“CPR”)	13.4%	22.4%
Constant discount rate	12.9%	11.3%
Weighted average life	4.7	3.4
Residential MSRs activity is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Fair value of MSRs:
Beginning balance	$190	$228	$168	$220
Additions related to loan sales	5	6	11	14
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	43	(31)	69	(15)
Realization of cash flows	(13)	(16)	(23)	(32)
Ending balance	$225	$187	$225	$187
Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	June 30, 2013	December 31, 2012
	(in millions)
Outstanding principal balances at period end	$29,446	$32,041
Custodial balances maintained and included in noninterest bearing deposits at period end	$—	$810

HSBC USA Inc.

Our CPR assumption declined significantly at June 30, 2013 compared with December 31, 2012 due to rising interest rates during the second quarter of 2013 which was the primary driver of the increase in value.
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage under our previously announced strategic relationship agreement with PHH Mortgage to manage our mortgage processing and servicing operations. Under the terms of the agreement, PHH Mortgage now provides us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $46.8 billion as of June 30, 2013. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations beginning with May 2013 applications to PHH Mortgage on a servicing released basis which will result in no new mortgage servicing rights being recognized going forward. As a result we no longer maintain custodial balances. No significant one-time restructuring costs have been or are expected to be incurred as a result of this transaction. We plan to continue originating mortgages for our customers with particular emphasis on Premier relationships.
Servicing fees collected are included in residential mortgage banking revenue and totaled $21 million and $42 million during the three and six months ended June 30, 2013, respectively, compared with $22 million and $47 million during the three and six months ended June 30, 2012, respectively.
Commercial mortgage servicing rights  Commercial MSRs, which are accounted for using the lower of amortized cost or fair value method, totaled $12 million and $11 million at June 30, 2013 and December 31, 2012, respectively.
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

9. Goodwill

Goodwill was $2.2 billion at both June 30, 2013 and December 31, 2012, and includes accumulated impairment losses from prior years of $54 million.
Based on the results of our interim goodwill impairment testing in December 2012 and March 2013 and historically narrow differences between fair value and book value in our Global Banking and Markets reporting unit, we performed an interim review of goodwill impairment for this reporting unit during the second quarter of 2013. As a result of this testing, the fair value of this reporting unit continued to exceed its carrying value, including goodwill. At June 30, 2013, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 97 percent of fair value. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. As our testing results continue to indicate that there is only a marginal excess of fair value over book value for our Global Banking and Markets reporting unit, we will continue to monitor this reporting unit and perform interim impairment testing in future periods as very small changes in projections could result in either partial or full goodwill impairment of this reporting unit. We continue to perform periodic analyses of the risks and strategies of all our business and product offerings. If deterioration in economic conditions occurs or changes in the strategy or performance of our businesses or product offerings occur, interim impairment tests for reporting units in addition to Global Banking and Markets could be required in 2013.

HSBC USA Inc.

10. Derivative Financial Instruments

In the normal course of business, the derivative instruments entered into are for trading, market making and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of the following categories: (a) financial instruments held for trading, (b) hedging instruments designated as a qualifying hedge under derivative and hedge accounting principles or (c) a non-qualifying economic hedge. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All derivatives are stated at fair value. Where we enter into enforceable master netting arrangements with counterparties, the master netting arrangements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting as well as collateral, and therefore are not representative of our exposure. The table below presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting. Derivative assets and liabilities which are not subject to an enforceable master netting agreement, or are subject to a netting agreement that we have not yet determined to be enforceable, have not been netted in the table below. Where we have received or posted collateral under credit support agreements, but have not yet determined such agreements are enforceable, the related collateral also has not been netted in the table below.

HSBC USA Inc.

	June 30, 2013		December 31, 2012
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges (1)
OTC-cleared (2)	$48	$5	$—	$15
Bilateral OTC (2)	136	349	10	860
Interest rate contracts	184	354	10	875

Derivatives accounted for as cash flow hedges (1)
Interest rate contracts - bilateral OTC (2)	116	124	47	236
Trading derivatives not accounted for as hedges (3)
Exchange-traded (2)	72	83	99	82
OTC-cleared (2)	18,411	—	17,204	16,663
Bilateral OTC (2)	37,923	56,648	53,562	53,705
Interest rate contracts	56,406	56,731	70,865	70,450

Exchange-traded (2)	5	4	4	25
Bilateral OTC (2)	16,125	15,539	13,795	13,576
Foreign exchange contracts	16,130	15,543	13,799	13,601

Equity contract - bilateral OTC (2)	1,332	1,334	1,287	1,291

Exchange-traded (2)	767	148	135	19
Bilateral OTC (2)	2,874	1,909	656	719
Precious metals contracts	3,641	2,057	791	738

OTC-cleared (2)	584	—	511	437
Bilateral OTC (2)	5,308	5,926	6,617	6,910
Credit contracts	5,892	5,926	7,128	7,347

Other derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC (2)	602	93	901	97

Foreign exchange contracts - bilateral OTC (2)	22	54	52	17

Equity contracts - bilateral OTC (2)	506	224	472	126

Precious metals contracts - bilateral OTC (2)	8	51	—	—

Credit contracts - bilateral OTC (2)	13	10	1	4

Total derivatives	84,852	82,501	95,353	94,782

Less: Gross amounts of receivable / payable subject to enforcable master netting agreements (4) (6)	69,353	69,353	78,244	78,244
Less: Gross amounts of cash collateral received / posted subject to enforcable master netting agreements (5) (6)	5,047	1,937	5,123	1,336
Net amounts of derivative assets / liabilities presented in the balance sheet	10,452	11,211	11,986	15,202

Less: Gross amounts of financial instrument collateral received / posted subject to enforcable master netting agreements but not offset in the consolidated balance sheet	1,209	3,435	627	4,887
Net amounts of derivative assets / liabilities	$9,243	$7,776	$11,359	$10,315

(1)
Derivative assets/liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

(2)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The credit risk associated with bilateral OTC derivatives is managed through master netting agreements and obtaining collateral. OTC-cleared derivatives are executed bilaterally in the OTC market but then novated to a central clearing counterparty, whereby the central clearing counterparty becomes the counterparty to both of the original counterparties. Exchange traded derivatives are executed directly on an organized exchange that provides pre-trade price transparency. Credit risk is minimized for OTC-cleared derivatives and exchange traded derivatives through daily margining required by central clearing counterparties.

(3)	Trading related derivative assets/liabilities are recorded in trading assets/trading liabilities on the consolidated balance sheet.

(4)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(5)	Represents the netting of cash collateral posted and received by counterparty under enforceable credit support agreements.

HSBC USA Inc.

(6)
Netting is performed at a counterparty level in cases where enforceable master netting and credit support agreements are in place, regardless of the type of derivative instrument. Therefore, we have not attempted to allocate netting to the different types of derivative instruments shown in the table above.

See Note 19, "Guarantee Arrangements, Pledged Assets and Collateral" for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, net of changes in the fair value of the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. We recognized net gains of $17 million and $12 million during the three and six months ended June 30, 2013, respectively, compared with net losses of $30 million and $20 million during the three and six months ended June 30, 2012, respectively, which are reported in other income in the consolidated statement of income which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $1 million during the six months ended June 30, 2013, respectively, compared with a decrease in the carrying amount of our debt by $1 million and $6 million during the three and six months ended June 30, 2012, respectively. We amortized $3 million and $7 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and six months ended June 30, 2013, respectively, compared with $3 million and $6 million during the three and six months ended June 30, 2012, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $41 million and $49 million as of June 30, 2013 and December 31, 2012, respectively. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying amount of the securities by $445 million and $600 million during the three and six months ended June 30, 2013, respectively, compared with an increase in the carrying amount of the securities by $481 million and $187 million during the three and six months ended June 30, 2012. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $154 million and $836 million as of June 30, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income.

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income
	(in millions)
Three Months Ended June 30, 2013
Interest rate contracts/AFS Securities	$(55)	$397	$111	$(380)
Interest rate contracts/subordinated debt	4	—	(15)	—
Total	$(51)	$397	$96	$(380)

Three Months Ended June 30, 2012
Interest rate contracts/AFS Securities	$(39)	$(582)	$162	$552
Interest rate contracts/subordinated debt	(13)	1	(15)	(1)
Total	$(52)	$(581)	$147	$551

Six Months Ended June 30, 2013
Interest rate contracts/AFS Securities	$(111)	$567	$225	$(554)
Interest rate contracts/subordinated debt	8	(1)	(30)	1
Total	$(103)	$566	$195	$(553)

Six Months Ended June 30, 2012
Interest rate contracts/AFS Securities	$(84)	$(285)	$341	$265
Interest rate contracts/subordinated debt	(27)	6	(30)	(6)
Total	$(111)	$(279)	$311	$259

HSBC USA Inc.

Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of June 30, 2013 and December 31, 2012, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2013, $3 million and $7 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income compared with $4 million and $8 million during the three and six months ended June 30, 2012, respectively. During the next twelve months, we expect to amortize $10 million of remaining losses to earnings resulting from these terminated and/or de-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
	(in millions)
Three Months Ended June 30,
Interest rate contracts	$84	$(68)	Interest income (expense)	$(3)	$(4)	Other income	$1	$—

Six Months Ended June 30,
Interest rate contracts	$119	$(10)	Interest income (expense)	$(7)	$(8)	Other income	$—	$—

HSBC USA Inc.

Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy-protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue or residential mortgage banking revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
We have elected the fair value option for certain fixed rate long-term debt issuances as well as hybrid instruments which include all structured notes and structured deposits and have entered into certain derivative contracts related to these debt issuances and hybrid instruments carried at fair value. These derivative contracts are non-qualifying hedges but are considered economic hedges. We have also entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income. In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue. Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in gain (loss) on instruments designated at fair value and related derivatives, other income or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income.

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Income on Derivatives	2013	2012	2013	2012
		(in millions)
Interest rate contracts	Trading revenue	$(468)	$(2)	$(382)	$16
Interest rate contracts	Residential mortgage banking revenue	(34)	38	(41)	21
Foreign exchange contracts	Trading revenue	716	246	578	645
Equity contracts	Trading revenue	4	42	2	60
Precious metals contracts	Trading revenue	19	16	61	52
Credit contracts	Trading revenue	(69)	(450)	78	(678)
Total		$168	$(110)	$296	$116
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income.

HSBC USA Inc.

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Income on Derivatives	2013	2012	2013	2012
	(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(176)	$195	$(238)	$105
Interest rate contracts	Residential mortgage banking revenue	5	(2)	4	5
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(24)	36	(55)	50
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(75)	(118)	240	246
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	(42)	—	(42)	—
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	1	1	1	2
Credit contracts	Other income	3	(2)	3	(5)
Total		$(308)	$110	$(87)	$403
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2013, is $7.1 billion for which we have posted collateral of $5.6 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2012, is $8.7 billion for which we have posted collateral of $7.9 billion. Substantially all of the collateral posted is in the form of securities available-for-sale. See Note 19, “Guarantee Arrangements, Pledged Assets and Collateral,” for further details.
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

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$1	$182
P-2	1	28	182

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$27	$27
A-1	16	16	197
We would be required to post $17 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

	June 30, 2013	December 31, 2012
	(in billions)
Interest rate:
Futures and forwards	$209.9	$313.9
Swaps	3,400.3	2,842.6
Options written	19.1	43.3
Options purchased	22.3	44.2
	3,651.6	3,244.0
Foreign Exchange:
Swaps, futures and forwards	830.8	743.7
Options written	79.7	54.9
Options purchased	80.2	55.5
Spot	69.9	56.3
	1,060.6	910.4
Commodities, equities and precious metals:
Swaps, futures and forwards	49.9	48.1
Options written	21.8	21.0
Options purchased	22.2	21.4
	93.9	90.5
Credit derivatives	419.2	484.9
Total	$5,225.3	$4,729.8

HSBC USA Inc.

11. Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). We typically have elected to apply fair value option accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply fair value option (“FVO”) reporting to commercial leveraged acquisition finance loans held for sale and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans  We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. During the first quarter of 2013, we completed the sale of substantially all of our remaining leveraged acquisition finance syndicated loans which we had been holding since the financial crisis. As of June 30, 2013, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $3 million carried at fair value had an aggregate unpaid principal balance of $3 million. As of December 31, 2012, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $465 million carried at fair value had an aggregate unpaid principal balance of $486 million.
These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of June 30, 2013 and December 31, 2012, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
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
The fair value of fixed-rate debt accounted for under FVO at June 30, 2013 totaled $1.8 billion and had an aggregate unpaid principal balance of $1.8 billion. The fair value of fixed-rate debt accounted for under FVO at December 31, 2012 totaled $2.0 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply fair value option accounting to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of June 30, 2013, interest bearing deposits in domestic offices included $8.0 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $7.8 billion. As of December 31, 2012, interest bearing deposits in domestic offices included $8.7 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $8.4 billion. Long-term debt at June 30, 2013 included structured notes of $4.8 billion accounted for under FVO which had an unpaid principal balance of $4.7 billion. Long-term debt at December 31, 2012 included structured notes of $5.3 billion accounted for under FVO which had an unpaid principal balance of $5.0 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
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

HSBC USA Inc.

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2013
Interest rate and other components(1)	$—	$120	$204	$324
Credit risk component	—	53	54	107
Total mark-to-market on financial instruments designated at fair value	—	173	258	431
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	(128)	(204)	(332)
Net realized gain on the related long-term debt derivatives	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$—	$61	$54	$115

Three Months Ended June 30, 2012
Interest rate and other components(1)	$—	$(123)	$74	$(49)
Credit risk component	2	131	(56)	77
Total mark-to-market on financial instruments designated at fair value	2	8	18	28
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	142	(44)	98
Net realized gain on the related long-term debt derivatives	—	15	—	15
Gain (loss) on instruments designated at fair value and related derivatives	$2	$165	$(26)	$141

Six Months Ended June 30, 2013
Interest rate and other components(1)	$—	$183	$(112)	$71
Credit risk component	21	11	87	119
Total mark-to-market on financial instruments designated at fair value	21	194	(25)	190
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(190)	64	(126)
Net realized gain on the related long-term debt derivatives	—	32	—	32
Gain (loss) on instruments designated at fair value and related derivatives	$13	$36	$39	$88

Six Months Ended June 30, 2012
Interest rate and other components(1)	$1	$(40)	$(355)	$(394)
Credit risk component	34	(90)	(23)	(79)
Total mark-to-market on financial instruments designated at fair value	35	(130)	(378)	(473)
Net realized loss on financial instruments	(1)	—	—	(1)
Mark-to-market on the related derivatives	—	27	345	372
Net realized gain on the related long-term debt derivatives	—	31	—	31
Gain (loss) on instruments designated at fair value and related derivatives	$34	$(72)	$(33)	$(71)

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

HSBC USA Inc.

12. Income Taxes

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

	2013		2012
	(dollars are in millions)
Three Months Ended June 30, 2013
Tax expense at the U.S. federal statutory income tax rate	$80	35.0%	$(84)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	13	5.7	16	6.6
Non-deductible expense accrual related to certain regulatory matters(1)	—	—	245	101.2
Non-deductible goodwill related to branch sale(1)	—	—	106	43.8
Other non-deductible / non-taxable items(2)	(12)	(5.2)	(3)	(1.2)
Items affecting prior periods(3)	(12)	(5.2)	33	13.6
Uncertain tax adjustments(4)	4	1.7	49	20.2
Impact of foreign operations	1.4		35	14.5
Low income housing tax credits	(22)	(9.7)	(31)	(12.8)
Other	(3)	(1.3)	(15)	(5.9)
Total income tax expense	$49	21.4%	$351	145.0%

Six Months Ended June 30, 2013
Tax expense at the U.S. federal statutory income tax rate	$181	35.0%	$(50)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	30	5.8	22	15.3
Adjustment of tax rate used to value deferred taxes	—	—	(10)	(6.9)
Non-deductible expense accrual related to certain regulatory matters(1)	—	—	245	170.1
Non-deductible goodwill related to branch sale(1)	—	—	106	73.6
Other non-deductible / non-taxable items(2)	(9)	(1.7)	(8)	(5.6)
Items affecting prior periods(3)	(22)	(4.3)	33	22.9
Uncertain tax adjustments(4)	18	3.5	65	45.1
Impact of foreign operations	4.8		21	14.6
Low income housing tax credits	(43)	(8.3)	(42)	(29.2)
Other	(6)	(1.1)	(13)	(8.6)
Total income tax expense	$153	29.7%	$369	256.3%

(1)	Relates to non-deductible expense related to certain regulatory matters and non-deductible goodwill related to the branches sold to First Niagara in 2012.

(2)	Mainly relates to a change in the assessment of the deductibility of certain amounts accrued for certain regulatory matters.

(3)	Relates to corrections to current and deferred tax balance sheet accounts.

(4)	Reflects changes in state uncertain tax positions which no longer meet the more likely than not requirement for recognition.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $332 million and $314 million at June 30, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties, if any, related to unrecognized tax positions as a component of other operating expenses in the consolidated statement of income (loss). We had accruals for the payment of interest associated with uncertain tax positions of $182 million and $159 million at June 30, 2013 and December 31, 2012, respectively. We have no penalty accruals recorded as of June 30, 2013.
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
In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income, our analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated it remains fully committed and has the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies. As financial performance in our U.S. operations improves, it is anticipated that reliance may be placed on projected future operating income in management's evaluation of the recognition of the deferred tax assets.
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
HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $1.4 billion and $905 million as of June 30, 2013 and December 31, 2012, respectively.
The Internal Revenue Service is currently auditing our income tax returns for the period 2006 through 2009 with an anticipated completion in the second half of 2013. We remain subject to state and local income tax examinations for years 2004 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitations. Such adjustments are reflected in the tax provision. As a result of a 2011 state court decision related to a state tax uncertainty, we do not believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. At June 30, 2013, total tax reserves are $270 million (net of federal tax benefit) along with related accrued interest expense of $150 million in relation to the estimated exposure on this matter.

HSBC USA Inc.

13. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Three Months Ended June 30,	2013	2012
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$842	$756
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(398) million and $203 million, respectively	(571)	286
Reclassification adjustment for gains realized in net income (loss), net of tax of $(9) million and $(27) million, respectively (1)	(14)	(38)
Total other comprehensive loss for period	(585)	248
Balance at end of period	257	1,004
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	—
Adjustment to add other-than-temporary impairment due to the consolidation of VIE, net of tax of $(48) million	(67)	—
Balance at end of period	(67)	—
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Balance at beginning of period	(178)	(192)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $35 million and $(29) million, respectively	49	(39)
Reclassification adjustment for losses realized in net income (loss), net of tax of $1 million and $2 million, respectively (2)	2	2
Total other comprehensive income (loss) for period	51	(37)
Balance at end of period	(127)	(229)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(6)	(11)
Total accumulated other comprehensive income at end of period	$57	$764

HSBC USA Inc.

Six Months Ended June 30,	2013	2012
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$992	$883
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(455) million and $127 million, respectively	(649)	177
Reclassification adjustment for gains realized in net income (loss), net of tax of $(60) million and $(39) million, respectively (1)	(86)	(56)
Total other comprehensive income (loss) for period	(735)	121
Balance at end of period	257	1,004
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	—
Adjustment to add other-than-temporary impairment due to the consolidation of VIE, net of tax of $(48) million	(67)	—
Balance at end of period	(67)	—
Unrealized gains (losses) on derivatives classified as cash flow hedges:
Balance at beginning of period	(201)	(229)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $49 million and $(5) million, respectively	70	(5)
Reclassification adjustment for losses realized in net income (loss), net of tax of $3 million and $3 million, respectively (2)	4	5
Total other comprehensive income for period	74	—
Balance at end of period	(127)	(229)
Pension and postretirement benefit liability:
Balance at beginning of period	(6)	(12)
Other comprehensive income for period:
Reclassification adjustment of prior service costs and transition obligations in net income, net of tax of less than $1 million	—	1
Total other comprehensive income for period	—	1
Balance at end of period	(6)	(11)
Total accumulated other comprehensive income at end of period	$57	$764

(1)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income.

(2)	Amount reclassified to net income (loss) relates to interest rate contracts and is included in interest income (expense) in our consolidated statement of income.

(3)	Amount reclassified to net income (loss) is included in salaries and employee benefits in our consolidated statement of income.

HSBC USA Inc.

14. Pension and Other Postretirement Benefits

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(in millions)
Service cost – benefits earned during the period	$1	$4	$2	$7
Interest cost on projected benefit obligation	17	18	34	35
Expected return on assets	(21)	(23)	(41)	(44)
Amortization of prior service cost (benefit)	—	(2)	—	(3)
Recognized losses	13	8	26	19
Pension expense	$10	$5	$21	$14
Postretirement Plans Other Than Pensions  Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(in millions)
Interest cost	$—	$1	$1	$2
Amortization of transition obligation	—	—	—	1
Net periodic postretirement benefit cost	$—	$1	$1	$3

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

	June 30, 2013	December 31, 2012
	(in millions)
Assets:
Cash and due from banks	$173	$114
Interest bearing deposits with banks	923	714
Securities purchased under agreements to resell	—	—
Trading assets(1)	18,533	21,370
Loans	6,967	4,514
Other	945	858
Total assets	$27,541	$27,570
Liabilities:
Deposits	$14,333	$13,863
Trading liabilities(1)	21,374	23,910
Short-term borrowings	3,513	2,721
Long-term debt	3,991	3,990
Other	631	459
Total liabilities	$43,842	$44,943

(1)	Trading assets and liabilities exclude the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(in millions)
Income/(Expense):
Interest income	$83	$14	$105	$27
Interest expense	(19)	(23)	(39)	(47)
Net interest income (loss)	$64	$(9)	$66	$(20)
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance	$26	$17	$47	$30
HSBC Markets (USA) Inc. (“HMUS”)	4	5	9	10
Other HSBC affiliates	14	14	30	42
Other HSBC affiliates income	15	10	27	20
Total affiliate income	$59	$46	$113	$102
Residential mortgage banking revenue	$—	$1	$—	$3
Support services from HSBC affiliates:
HSBC Finance	$(5)	$(7)	$(9)	$(17)
HMUS	(54)	(79)	(106)	(161)
HSBC Technology & Services (USA) (“HTSU”)	(242)	(240)	(475)	(474)
Other HSBC affiliates	(61)	(60)	(96)	(119)
Total support services from HSBC affiliates	$(362)	$(386)	$(686)	$(771)
Stock based compensation expense with HSBC	$(13)	$(8)	$(22)	$(20)
Transactions Conducted with HSBC Finance Corporation

•
In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchased new originations on these credit card receivables. As discussed in Note 8, “Intangible Assets,” on March 29, 2012 we re-purchased these account relationships from HSBC Finance for $108 million and as a result, we stopped purchasing new originations on these credit card accounts from HSBC Finance. We purchased $492 million of credit card receivables from HSBC Finance during the three months ended March 31, 2012. HSBC Finance continued to service these loans for us for a fee through April 30, 2012. Effective with the close of the sale of our GM and UP credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans are now serviced by Capital One for a fee. Premiums previously paid are amortized to interest income over the estimated life of the receivables purchased. We paid HSBC Finance fees for servicing these loans of $2 million and $7 million during the three and six months ended June 30, 2012.

•
In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At June 30, 2013 and December 31, 2012, HSBC Finance was servicing $1.1 billion and $1.2 billion, respectively, of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of $1 million and $2 million during the three and six months ended June 30, 2013, respectively, compared with $1 million and $2 million during the three and six months ended June 30, 2012, respectively.

•
In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. During the three months ended June 30, 2013 and 2012, we paid $1 million and $1 million, respectively, for services we received from HSBC Finance and received less than a million and $1 million, respectively, for services we provided to HSBC Finance. During the six months ended June 30, 2013 and 2012, we paid $3 million and $3 million, respectively, for services we received from HSBC Finance and received less than a million and $3 million, respectively, for services we provided to HSBC Finance.

•
In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA and subsequently to HSBC Bank USA. These

HSBC USA Inc.

employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three and six months ended June 30, 2013, we received servicing revenue from HSBC Finance of $15 million and $31 million, respectively, compared with $14 million and $28 million during the year-ago periods.

•
We extended a $1.5 billion uncommitted secured credit facility to certain subsidiaries of HSBC Finance in December 2008. The current credit facility matures in November 2013. Any draws on this credit facility by HSBC Finance require regulatory approval. There were no balances outstanding at June 30, 2013 and December 31, 2012.

•
During the fourth quarter of 2011, we extended an unsecured $3.0 billion 364 day uncommitted revolving credit agreement to HSBC Finance which allowed for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase this uncommitted revolving credit agreement to $4.0 billion. As of June 30, 2013 and December 31, 2012, $2.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017 and $1.5 billion maturing in January 2018.

•
In May 2012, we extended a $2.0 billion committed revolving credit facility to HSBC Finance which expires in May 2017. As of June 30, 2013 and December 31, 2012 there were no amounts outstanding under this credit facility.

Transactions Conducted with HSBC Finance Corporation Involving Discontinued Operations  As it relates to our discontinued credit card and private label operations, in January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally, in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement we purchased on a daily basis substantially all new originations from these account relationships from HSBC Finance. Premiums paid for these receivables are amortized to interest income over the estimated life of the receivables purchased and are included as a component of Income from Discontinued Operations. HSBC Finance serviced these credit card loans for us for a fee through April 30, 2012. Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $48 million and $199 million during the three and six months ended June 30, 2012, respectively. Information regarding these loans is summarized in the table below.

	Private Label		Credit Card
	Cards	Commercial and Closed End Loans	General Motors	Union Privilege	Other	Total
	(in billions)
Total loans purchased on a daily basis from HSBC Finance during:
Three Months Ended June 30, 2012	1.1	—	.9	.3	.2	2.5
Six Months Ended June 30, 2012	4.4	—	3.9	1.0	.6	9.9

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
Transactions Conducted with HSBC Markets (USA) Inc. ("HMUS") and Subsidiaries

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

HSBC USA Inc.

•
We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.8 billion at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, $1.3 billion and $310 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $1 million and $2 million during the three and six months ended June 30, 2013, respectively, compared with $1 million and $2 million during the three and six months ended June 30, 2012, respectively.

Other Transactions with HSBC Affiliates

•
HNAH extended a $1.0 billion senior debt to us in August 2009. This is a five year floating rate debt which matures in August 2014. In addition, in April 2011, we borrowed an additional $3.0 billion from HNAH. This senior debt matures in three equal installments of $1.0 billion in April 2015, 2016 and 2017. The debt bears interest at 90 day USD Libor plus a spread, with each maturity at a different spread. Interest expense on this debt totaled $14 million and $28 million during the three and six months ended June 30, 2013, respectively, compared with $17 million and $33 million during the three and six months ended June 30, 2012, respectively.

•
In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London, HSBC Brazil, HSBC Chile and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $12 million and $14 million at June 30, 2013 and December 31, 2012, respectively.

•
We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.5 billion and $1.0 billion at June 30, 2013 and December 31, 2012, respectively, of which $1.0 billion was outstanding at both June 30, 2013 and December 31, 2012.

•
We have extended an uncommitted line of credit to HSBC Panama in the amount of $752 million at June 30, 2013 and December 31, 2012 of which $292 million and $372 million was outstanding at June 30, 2013 and December 31, 2012, respectively.

•	We have a committed unused line of credit with HSBC Investment (Bahamas) Limited of $900 million at June 30, 2013 and December 31, 2012.

•	We have a committed unused line of credit with HSBC Holdings plc of $500 million at June 30, 2013 and December 31, 2012.

•	We have an uncommitted unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at June 30, 2013 and December 31, 2012.

•
We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at June 30, 2013 and December 31, 2012. At June 30, 2013 and December 31, 2012, there were no amounts outstanding under these loans or lines of credit.

•
In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2013 and December 31, 2012, there were $2.2 billion and $812 million of short term loans outstanding primarily related to metals activities.

•
Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At June 30, 2013 and December 31, 2012, no ABCP issued by such conduits was held. Pursuant to a global restructure of HSBC sponsored ABCP conduits, certain assets previously originated and funded by Bryant Park, an ABCP conduit organized by HUSI, have been refinanced by Regency, another ABCP conduit organized and consolidated by our affiliate. HUSI is committed to provide liquidity facilities to backstop the liquidity risk in Regency in relation to assets originated in the U.S. region. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.1 billion as of June 30, 2013.

•
We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $1,263.3 billion and $1,066.5 billion at June 30, 2013 and December 31, 2012, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $836 million and $691 million at June 30, 2013 and December 31, 2012, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

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

HSBC USA Inc.

We also receive fees from HTSU for providing them certain administrative services. The fees we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

•
Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 14 “Pension and Other Post retirement Benefits.”

•
Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $13 million and $22 million during the three and six months ended June 30, 2013, respectively, compared with $8 million and $20 million during the three and six months ended June 30, 2012, respectively.

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $3 million and $8 million during the three and six months ended June 30, 2013, respectively, compared with $6 million and $13 million during the three and six months ended June 30, 2012, respectively, are included as a component of Support services from HSBC affiliates in the table above. Through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd. began billing us directly for the services we receive from them.

•	We did not pay any dividends to our parent company, HNAI, on our common stock during the three and six months ended June 30, 2013 and 2012.

16. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy. Our segment results are reported on a continuing operations basis. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2012 Form 10-K except as noted below.
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
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Global Banking and Markets ("GBM") and more appropriately reflect the profitability of segments.
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

HSBC USA Inc.

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
Additionally, certain Leverage Acquisition Finance (“LAF”) loans had been classified as trading assets for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans were classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in the first quarter of 2013.
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

HSBC USA Inc.

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
Securities - Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined that these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.
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
For loans collectively evaluated for impairment under US GAAP, bank industry practice adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our allowance for credit losses. Under IFRSs, we concluded that the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months which was also adopted in the fourth quarter of 2012. In the second quarter of 2013, we updated our review under IFRS to reflect the period of time after a loss event a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
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

HSBC USA Inc.

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
Precious metals - Under U.S. GAAP, precious metals leased or loaned to customers are reclassified from trading precious metals into loans. Precious metal leases or loans are stated at spot price of the underlying precious metals with changes in value arising from changes in spot price recorded in other income. Interest is recorded as interest income in the consolidated statement of income. Under IFRSs, precious metals leased or loaned to customers continue to be part of the precious metal inventory which is stated at fair value. We take into consideration any financing and leasing arrangement in determining the fair value of precious metals.
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

HSBC USA Inc.

VIEs - The requirements for consolidation of variable interest entities (“VIEs”) under U.S. GAAP are based on both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. As a result, under U.S. GAAP we were determined to be the primary beneficiary of and consolidated a commercial paper conduit effective January 1, 2010. However in the first quarter of 2011, changes involving liquidity asset purchase agreements were made that caused us to no longer be considered the primary beneficiary and this commercial paper conduit was deconsolidated at March 31, 2011. Under IFRSs, this conduit was historically not consolidated. Additional changes to the commercial paper conduit structure were made in 2013 and beginning in May 2013 we began to consolidate this entity for both US GAAP and IFRSs. See Note 18, "Variable Interest Entities" for further discussion.
Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following tables.

	IFRS Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2013
Net interest income(1)	$206	$172	$125	$49	$(14)	$(3)	$535	$(21)	$4	$518
Other operating income	82	77	295	30	60	3	547	20	(1)	566
Total operating income	288	249	420	79	46	—	1,082	(1)	3	1,084
Loan impairment charges(3)	21	1	6	—	—	—	28	19	20	67
	267	248	414	79	46	—	1,054	(20)	(17)	1,017
Operating expenses(2)	300	171	250	67	44	—	832	(27)	(17)	788
Profit before income tax expense	$(33)	$77	$164	$12	$2	$—	$222	$7	$—	$229

Three Months Ended June 30, 2012
Net interest income(1)	$197	$160	$167	$47	$(7)	$(1)	$563	$(36)	$8	$535
Other operating income	262	267	165	28	165	1	888	(32)	23	879
Total operating income	459	427	332	75	158	—	1,451	(68)	31	1,414
Loan impairment charges(3)	61	8	23	(3)	—	—	89	7	(7)	89
	398	419	309	78	158	—	1,362	(75)	38	1,325
Operating expenses(2)	321	168	236	63	745	—	1,533	(4)	38	1,567
Profit before income tax expense	$77	$251	$73	$15	$(587)	$—	$(171)	$(71)	$—	$(242)

Six Months Ended June 30, 2013
Net interest income(1)	$421	$342	$234	$94	$(28)	$(7)	$1,056	$(38)	$5	$1,023
Other operating income	189	142	677	58	35	7	1,108	54	(4)	1,158
Total operating income	610	484	911	152	7	—	2,164	16	1	2,181
Loan impairment charges(3)	53	15	9	1	—	—	78	(4)	14	88
	557	469	902	151	7	—	2,086	20	(13)	2,093
Operating expenses(2)	591	333	480	127	86	—	1,617	(27)	(13)	1,577
Profit before income tax expense	$(34)	$136	$422	$24	$(79)	$—	$469	$47	$—	$516
Balances at end of period:
Total assets	$19,563	$20,799	$200,591	$7,499	$1,088	$—	$249,540	$(57,199)	$45	$192,386
Total loans, net	16,508	19,693	21,374	5,874	—	—	63,449	3,144	(493)	66,100
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	31,855	21,382	47,969	12,152	—	—	113,358	(5,047)	3,424	111,735

HSBC USA Inc.

	IFRS Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
Six Months Ended June 30, 2012
Net interest income(1)	$444	$330	$310	$92	$(18)	$(7)	$1,151	$(51)	$22	$1,122
Other operating income	359	335	491	57	(70)	7	1,179	36	48	1,263
Total operating income	803	665	801	149	(88)	—	2,330	(15)	70	2,385
Loan impairment charges(3)	102	(9)	(8)	(5)	—	—	80	4	5	89
	701	674	809	154	(88)	—	2,250	(19)	65	2,296
Operating expenses(2)	642	332	495	121	785	—	2,375	—	65	2,440
Profit before income tax expense	$59	$342	$314	$33	$(873)	$—	$(125)	$(19)	$—	$(144)
Balances at end of period:
Total assets	$25,654	$22,691	$219,724	$6,860	$622	$—	$275,551	$(75,139)	$15	$200,427
Total loans, net	16,312	18,080	33,386	5,081	—	—	72,859	(1,995)	(15,419)	55,445
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	36,770	21,125	42,071	12,727	—	—	112,693	(6,229)	16,763	123,227

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

HSBC USA Inc.

17. Retained Earnings and Regulatory Capital Requirements

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	June 30, 2013				December 31, 2012
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,708	10.00%		17.42%	$20,764	10.00%		19.52%
HSBC Bank USA	21,556	10.00		19.22	21,464	10.00		21.07
Tier 1 capital ratio:
HSBC USA Inc.	14,774	6.00		12.43	14,480	6.00		13.61
HSBC Bank USA	15,894	6.00		14.17	15,482	6.00		15.20
Tier 1 common ratio:
HSBC USA Inc.	12,666	5.00	(2)	10.65	12,373	5.00	(2)	11.63
HSBC Bank USA	15,894	5.00		14.17	15,482	5.00		15.20
Tier 1 leverage ratio:
HSBC USA Inc.	14,774	3.00	(3)	8.09	14,480	3.00	(3)	7.70
HSBC Bank USA	15,894	5.00		9.03	15,482	5.00		8.43
Risk weighted assets:
HSBC USA Inc.	118,895				106,395
HSBC Bank USA	112,161				101,865

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
The regulatory capital ratios in 2013 reflect the impact of the U.S. market risk final rule (known as Basel 2.5).
We did not receive any cash capital contributions from our immediate parent, HNAI during the first six months of 2013. We did not make any capital contributions to our subsidiary, HSBC Bank USA, during the six months ended June 30, 2013.
Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At June 30, 2013 and December 31, 2012, deferred tax assets of $557 million and $622 million, respectively, were excluded in the computation of regulatory capital.

18. Variable Interest Entities

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients' investment needs, to facilitate clients to access and raise financing from capital markets and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A SPE is a VIE if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of June 30, 2013 and December 31, 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	June 30, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$8	$—	$—	$—
Held-to-maturity securities	218	—	—	—
Other assets	49	—	—	—
Short-term borrowings	—	400	—	—
Other liabilities	—	3	—	—
Subtotal	$275	$403	$—	$—
Low income housing limited liability partnership:
Interest bearing deposits with banks	$213	$—	$216	$—
Other assets	495	—	533	—
Long term debt	—	92	—	92
Other liabilities	—	119	—	152
Subtotal	$708	$211	$749	$244
Total	$983	$614	$749	$244
Asset-backed conduit During the first quarter of 2013, HSBC decided to restructure certain of its asset-backed commercial paper conduit programs to have only one asset-backed commercial paper conduit providing securitized financing to HSBC clients globally. As part of this initiative, our commercial paper conduit otherwise known as Bryant Park is no longer transacting new business and certain existing Bryant Park customer transactions have been refinanced by an existing commercial paper conduit currently consolidated by HSBC Bank plc. Bryant Park continues to exist but only to fund selected legacy assets it currently holds. Upon completion of the restructure in May 2013, HSBC Bank USA became the primary beneficiary of Bryant Park at which time Bryant Park became included in our consolidated results.
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that were not consolidated at June 30, 2013 and December 31, 2012 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of June 30, 2013 and December 31, 2012:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
June 30, 2013
Asset-backed commercial paper conduits	$—	$—	$16,198	$3,438
Structured note vehicles	1,799	71	6,400	6,228
Total	$1,799	$71	$22,598	$9,666
December 31, 2012
Asset-backed commercial paper conduits	$—	$—	$16,104	$2,212
Structured note vehicles	2,117	154	7,055	6,893
Total	$2,117	$154	$23,159	$9,105
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Asset-backed commercial paper ("ABCP") conduits  Separately from the Bryant Park facility discussed above, we provide liquidity facilities to a number of multi-seller and single-seller ABCP conduits sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating the customers' access to commercial paper markets.
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $3.4 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles' debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of June 30, 2013, we recorded approximately $31 million of trading assets and $34 million of trading liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2012, we recorded approximately $140 million of trading assets and $147 million of trading liabilities on our balance sheet as a result of “failed sale”

HSBC USA Inc.

accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.
In addition to our variable interests, we also hold credit default swaps with these structured note VIEs under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. In limited circumstances, we entered into total return swaps taking on the risks and benefits of certain structured notes issued by unconsolidated VIEs. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Our maximum exposure to loss is the notional amount of the structured notes covered by the swap. The maximum exposure to loss will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery.
We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet. Our maximum exposure to loss is limited to the recorded amounts of these instruments or, where applicable, the notional amount of the derivatives wrapping the structured notes.
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 4 “Securities” and Note 20 “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

19. Guarantee Arrangements, Pledged Assets and Collateral

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of June 30, 2013 and December 31, 2012. Following the table is a description of the various arrangements.

	June 30, 2013		December 31, 2012
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(1,052)	$206,309	$(76)	$237,548
Financial standby letters of credit, net of participations(2)(3)	—	5,073	—	5,554
Performance (non-financial) guarantees(3)	—	3,081	—	2,878
Liquidity asset purchase agreements(3)	—	3,438	—	2,212
Total	$(1,052)	$217,901	$(76)	$248,192

(1)	Includes $39.4 billion and $44.2 billion of notional issued for the benefit of HSBC affiliates at June 30, 2013 and December 31, 2012, respectively.

(2)	Includes $846 million and $808 million issued for the benefit of HSBC affiliates at June 30, 2013 and December 31, 2012, respectively.

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

HSBC USA Inc.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(1,052)	$206,309	$(76)	$237,548
Buy-protection credit derivative positions	1,136	212,873	120	247,384
Net position(1)	$84	$(6,564)	$44	$(9,836)

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of June 30, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.1 billion and $3.1 billion, respectively. As of December 31, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.6 billion and $2.9 billion, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $45 million and $46 million at June 30, 2013 and December 31, 2012, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million and $19 million at June 30, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of June 30, 2013 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.4	$121,617	$24,259	$145,876
Structured CDS	2.0	23,337	2,997	26,334
Index credit derivatives	3.5	21,573	529	22,102
Total return swaps	8.1	9,979	2,018	11,997
Subtotal		176,506	29,803	206,309
Standby Letters of Credit(2)	1.2	6,608	1,546	8,154
Total		$183,114	$31,349	$214,463

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Mortgage Loan Repurchase Obligations
Sale of mortgage loans  In the ordinary course of business, we originate and sell mortgage loans and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Historically, these sales have been primarily to government sponsored entities (“GSEs”). With the conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, new agency eligible originations beginning with May 2013 applications will be sold directly to PHH Mortgage.
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

HSBC USA Inc.

To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $13.3 billion and $15.1 billion at June 30, 2013 and December 31, 2012, respectively, including $8.5 billion and $9.6 billion, respectively, of loans sourced from our legacy broker channel.
The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Pre- 2004	$1	$2	$3	$3
2004	2	7	11	11
2005	3	9	7	14
2006	11	29	26	45
2007	25	76	61	120
2008	13	52	35	78
Post 2008	5	6	10	10
Total repurchase demands received(1)	$60	$181	$153	$281

(1)
Includes repurchase demands on loans sourced from our legacy broker channel of $44 million and $151 million for the three months ended June 30, 2013 and 2012, respectively, and $120 million and $233 million for the six months ended June 30, 2013 and 2012, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in millions)
GSEs	$50	$86
Others	3	3
Total(1)	$53	$89

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $40 million and $65 million at June 30, 2013 and December 31, 2012, respectively.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•
The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and six months ended June 30, 2013 and 2012 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Balance at beginning of period	$211	$223	$219	$237
Increase in liability recorded through earnings	23	32	36	53
Realized losses	(17)	(33)	(38)	(68)
Balance at end of period	$217	$222	$217	$222
Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $217 million at June 30, 2013 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $130 million at June 30, 2013. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of June 30, 2013 and December 31, 2012, we have issued $3.4 billion and $2.2 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 18, “Variable Interest Entities,” for further information.
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
Pledged Assets  The following table presents pledged assets included in the consolidated balance sheet.

	June 30, 2013	December 31, 2012
	(in millions)
Interest bearing deposits with banks	$572	$673
Trading assets(1)	3,656	2,346
Securities available-for-sale(2)	20,183	17,236
Securities held-to-maturity	621	456
Loans(3)	1,766	2,142
Other assets(4)	2,235	2,265
Total	$29,033	$25,118

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

(2)
Securities available-for-sale are primarily pledged against derivatives, public fund deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

HSBC USA Inc.

(3)	Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $8.4 billion and $6.5 billion at June 30, 2013 and December 31, 2012, respectively. The fair value of trading assets that can be sold or repledged was $3.6 billion and $2.2 billion at June 30, 2013 and December 31, 2012, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $9.2 billion and $5.7 billion at June 30, 2013 and December 31, 2012, respectively. This collateral was obtained under security resale agreements. Of this collateral, $8.2 billion and $1.3 billion has been sold or repledged as collateral under repurchase agreements or to cover short sales at June 30, 2013 and December 31, 2012, respectively.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans beginning in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Activity and Litigation" in Note 21, "Litigation and Regulatory Matters" for additional discussion of related exposure.
Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements
We enter into purchases and borrowings of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) substantially identical securities. Resale and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.
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

HSBC USA Inc.

The following table provides information about repurchase agreements and resell agreements that are subject to offset as of June 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of June 30, 2013:
Assets:
Securities purchased under agreements to resell	$9,210	7,811	1,399	1,393	—	$6
Liabilities:
Securities sold under repurchase agreements	$20,256	7,811	12,445	12,445	—	$—

As of December 31, 2012:
Assets:
Securities purchased under agreements to resell	$5,736	2,587	3,149	3,146	—	$3
Liabilities:
Securities sold under repurchase agreements	$9,404	2,587	6,817	6,817	—	$—

(1)
Represents recognized amount of resale and repurchase agreements with counterparties subject to legally enforceable netting agreements that meet the applicable netting criteria as permitted by generally accepted accounting principles.

(2)	Represents securities received or pledged to cover financing transaction exposures.

(3)	Represents the amount of our exposure that is not collateralized / covered by pledged collateral.

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

HSBC USA Inc.

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

HSBC USA Inc.

The following factors are considered in determining fair values:

▪	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

▪	collaboration of pricing by referencing to other independent market data such as market transactions and relevant benchmark indices;

▪	consistency among different pricing sources;

▪	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;

▪	the elapsed time between the date to which the market data relates and the measurement date;

▪	the source of the fair value information; and

▪	whether the security is traded in an active or inactive market.

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2013 and December 31, 2012.

June 30, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,526	$31,526	$1,311	$29,820	$395
Securities purchased under resale agreements	1,399	1,399	—	1,399	—
Non-derivative trading assets	18,447	18,447	1,530	14,772	2,145
Derivatives	10,452	10,452	104	10,226	122
Securities	54,511	54,572	29,573	24,999	—
Commercial loans, net of allowance for credit losses	46,965	47,838	—	—	47,838
Commercial loans designated under fair value option and held for sale	3	3	—	3	—
Commercial loans held for sale	17	17	—	17	—
Consumer loans, net of allowance for credit losses	19,135	16,054	—	—	16,054
Consumer loans held for sale:
Residential mortgages	275	276	—	—	276
Other consumer	64	64	—	—	64
Financial liabilities:
Short-term financial liabilities	$21,922	$21,922	$—	$21,922	$—
Deposits:
Without fixed maturities	100,648	100,648	—	100,648	—
Fixed maturities	3,137	3,160	—	3,160	—
Deposits designated under fair value option	7,950	7,950	—	5,288	2,662
Non-derivative trading liabilities	5,036	5,036	236	4,800	—
Derivatives	11,211	11,211	32	11,079	100
Long-term debt	14,308	14,649	—	14,649	—
Long-term debt designated under fair value option	6,626	6,626	—	6,168	458

HSBC USA Inc.

December 31, 2012	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$15,074	$15,074	$1,359	$13,279	$436
Securities purchased under resale agreements	3,149	3,149	—	3,149	—
Non-derivative trading assets	25,491	25,491	2,484	20,061	2,946
Derivatives	11,986	11,986	30	11,785	171
Securities	69,336	69,547	43,421	26,126	—
Commercial loans, net of allowance for credit losses	43,833	45,153	—	—	45,153
Commercial loans designated under fair value option and held for sale	465	465	—	465	—
Commercial loans held for sale	16	16	—	16	—
Consumer loans, net of allowance for credit losses	18,778	15,173	—	—	15,173
Consumer loans held for sale:
Residential mortgages	472	485	—	—	485
Other consumer	65	65	—	—	65
Financial liabilities:
Short-term financial liabilities	$15,421	$15,421	$—	$15,421	$—
Deposits:
Without fixed maturities	104,414	104,414	—	104,414	—
Fixed maturities	4,565	4,574	—	4,574	—
Deposits designated under fair value option	8,692	8,692	—	6,056	2,636
Non-derivative trading liabilities	5,974	5,974	207	5,767	—
Derivatives	15,202	15,202	21	15,054	127
Long-term debt	14,465	15,163	—	15,163	—
Long-term debt designated under fair value option	7,280	7,280	—	6,851	429
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the prevailing economic conditions during the past few years, including changes in house prices, unemployment, consumer behavior, and discount rates. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2013 and December 31, 2012 reflect these market conditions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
June 30, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,530	$197	$—	$1,727	$—	$1,727
Collateralized debt obligations	—	75	227	302	—	302
Asset-backed securities:
Residential mortgages	—	167	—	167	—	167
Corporate and other domestic debt securities	—	2	1,498	1,500	—	1,500
Debt Securities issued by foreign entities:
Corporate	—	681	285	966	—	966
Government	—	4,229	135	4,364	—	4,364
Equity securities	—	24	—	24	—	24
Precious metals trading	—	9,397	—	9,397	—	9,397
Derivatives(2):
Interest rate contracts	74	57,233	1	57,308	—	57,308
Foreign exchange contracts	5	15,972	175	16,152	—	16,152
Equity contracts	—	1,698	140	1,838	—	1,838
Precious metals contracts	768	2,881	—	3,649	—	3,649
Credit contracts	—	5,236	669	5,905	—	5,905
Derivatives netting	—	—	—	—	(74,400)	(74,400)
Total derivatives	847	83,020	985	84,852	(74,400)	10,452
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	29,533	16,797	—	46,330	—	46,330
Obligations of U.S. states and political subdivisions	—	869	—	869	—	869
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	166	—	166	—	166
Home equity	—	245	—	245	—	245
Other	—	104	—	104	—	104
Corporate and other domestic debt securities	—	24	—	24	—	24
Debt Securities issued by foreign entities:
Corporate	—	891	—	891	—	891
Government-backed	40	4,023	—	4,063	—	4,063
Equity securities	—	165	—	165	—	165
Loans(3)	—	3	—	3	—	3
Mortgage servicing rights(4)	—	—	225	225	—	225
Total assets	$31,950	$121,080	$3,355	$156,385	$(74,400)	$81,985
Liabilities:
Deposits in domestic offices(5)	$—	$5,288	$2,662	$7,950	$—	$7,950
Trading liabilities, excluding derivatives	236	4,800	—	5,036	—	5,036
Derivatives(2):
Interest rate contracts	83	57,217	2	57,302	—	57,302
Foreign exchange contracts	4	15,522	71	15,597	—	15,597
Equity contracts	—	1,335	223	1,558	—	1,558
Precious metals contracts	148	1,960	—	2,108	—	2,108
Credit contracts	—	5,492	444	5,936	—	5,936
Derivatives netting	—	—	—	—	(71,290)	(71,290)
Total derivatives	235	81,526	740	82,501	(71,290)	11,211
Long-term debt(6)	—	6,168	458	6,626	—	6,626
Total liabilities	$471	$97,782	$3,860	$102,113	$(71,290)	$30,823

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,484	$369	$—	$2,853	$—	$2,853
Collateralized debt obligations	—	—	466	466	—	466
Asset-backed securities:
Residential mortgages	—	221	—	221	—	221
Corporate and other domestic debt securities	—	1,035	1,861	2,896	—	2,896
Debt Securities issued by foreign entities:
Corporate	—	468	299	767	—	767
Government	—	5,609	311	5,920	—	5,920
Equity securities	—	27	9	36	—	36
Precious metals trading	—	12,332	—	12,332	—	12,332
Derivatives(2):
Interest rate contracts	98	71,717	8	71,823	—	71,823
Foreign exchange contracts	4	13,831	16	13,851	—	13,851
Equity contracts	—	1,593	166	1,759	—	1,759
Precious metals contracts	135	649	7	791	—	791
Credit contracts	—	5,961	1,168	7,129	—	7,129
Derivatives netting	—	—	—	—	(83,367)	(83,367)
Total derivatives	237	93,751	1,365	95,353	(83,367)	11,986
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	43,379	17,316	—	60,695	—	60,695
Obligations of U.S. states and political subdivisions	—	912	—	912	—	912
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	214	—	214	—	214
Home equity	—	258	—	258	—	258
Other	—	84	—	84	—	84
Corporate and other domestic debt securities	—	26	—	26	—	26
Debt Securities issued by foreign entities:
Corporate	—	831	—	831	—	831
Government-backed	42	4,480	—	4,522	—	4,522
Equity securities	—	173	—	173	—	173
Loans(3)	—	465	—	465	—	465
Mortgage servicing rights(4)	—	—	168	168	—	168
Total assets	$46,142	$138,572	$4,479	$189,193	$(83,367)	$105,826
Liabilities:
Deposits in domestic offices(5)	$—	$6,056	$2,636	$8,692	$—	$8,692
Trading liabilities, excluding derivatives	207	5,767	—	5,974	—	5,974
Derivatives(2):
Interest rate contracts	90	71,567	1	71,658	—	71,658
Foreign exchange contracts	25	13,582	11	13,618	—	13,618
Equity contracts	—	1,244	173	1,417	—	1,417
Precious metals contracts	19	712	7	738	—	738
Credit contracts	—	6,754	597	7,351	—	7,351
Derivatives netting	—	—	—	—	(79,580)	(79,580)
Total derivatives	134	93,859	789	94,782	(79,580)	15,202
Long-term debt(6)	—	6,851	429	7,280	—	7,280
Total liabilities	$341	$112,533	$3,854	$116,728	$(79,580)	$37,148

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $9.0 billion and $10.5 billion and trading derivative liabilities of $10.3 billion and $13.8 billion as of June 30, 2013 and December 31, 2012, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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
Transfers between Levels 1 and 2  There were no transfers between Levels 1 and 2 during June 30, 2013 and 2012.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended June 30, 2013 and 2012. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$481	$83	$—	$216	$—	$(553)	$—	$—	$227	$56
Corporate and other domestic debt securities	1,524	21	—	16	—	(63)	—	—	1,498	21
Corporate debt securities issued by foreign entities	294	(9)	—	—	—	—	—	—	285	(9)
Government debt securities issued by foreign entities	143	(7)	—	—	—	(1)	—	—	135	(9)
Equity securities	11	(7)	—	—	—	(4)	—	—	—	(7)
Derivatives(2):
Interest rate contracts	6	(1)	(6)	—	—	—	—	—	(1)	(7)
Foreign exchange contracts	134	(18)	—	—	—	(6)	(6)	—	104	(28)
Equity contracts	34	(81)	—	—	—	(27)	6	(15)	(83)	(92)
Credit contracts	364	(105)	—	—	—	(34)	—	—	225	(82)
Mortgage servicing rights(4)	190	—	30	—	5	—	—	—	225	30
Total assets	$3,181	$(124)	$24	$232	$5	$(688)	$—	$(15)	$2,615	$(127)
Liabilities:
Deposits in domestic offices	$(2,876)	$154	$—	$—	$(81)	$110	$(177)	$208	(2,662)	$175
Long-term debt	(618)	15	—	—	(59)	68	—	136	(458)	18
Total liabilities	$(3,494)	$169	$—	$—	$(140)	$178	$(177)	$344	$(3,120)	$193

HSBC USA Inc.

	Jan. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$118	$—	$237	$—	$(594)	$—	$—	$227	$87
Corporate and other domestic debt securities	1,861	28	—	31	—	(422)	—	—	1,498	24
Corporate debt securities issued by foreign entities	299	(14)	—	—	—	—	—	—	285	(14)
Government debt securities issued by foreign entities	311	15	—	—	—	(191)	—	—	135	10
Equity securities	9	(5)	—	—	—	(4)	—	—	—	(5)
Derivatives(2):
Interest rate contracts	7	(1)	(7)	—	—	—	—	—	(1)	(8)
Foreign exchange contracts	5	(4)	—	—	—	116	(13)	—	104	106
Equity contracts	(7)	(20)	—	—	—	(48)	13	(21)	(83)	(73)
Credit contracts	571	(155)	—	—	—	(145)	(46)	—	225	(274)
Mortgage servicing rights(4)	168	—	46	—	11	—	—	—	225	51
Total assets	$3,690	$(38)	$39	$268	$11	$(1,288)	$(46)	$(21)	$2,615	$(96)
Liabilities:
Deposits in domestic offices	$(2,636)	$113	$—	$—	$(485)	$219	$(160)	$287	(2,662)	$149
Long-term debt	(429)	(16)	—	—	(270)	119	—	138	(458)	7
Total liabilities	$(3,065)	$97	$—	$—	$(755)	$338	$(160)	$425	$(3,120)	$156

HSBC USA Inc.

	Apr. 1, 2012	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$661	$18	$—	$24	$—	$(45)	$—	$—	$658	$16
Corporate and other domestic debt securities	1,753	(2)	—	19	—	(171)	—	—	1,599	(6)
Corporate debt securities issued by foreign entities	294	25	—	389	—	(20)	—	—	688	25
Equity securities	13	(1)	—	—	—	—	—	—	12	(1)
Derivatives(2):
Interest rate contracts	9	—	3	—	—	—	—	—	12	3
Foreign exchange contracts	(5)	(18)	—	—	(5)	2	—	1	(25)	(17)
Equity contracts	(53)	13	—	—	—	(10)	(1)	5	(46)	(1)
Credit contracts	984	(13)	—	—	—	(50)	—	—	921	(22)
Mortgage servicing rights(4)	228	—	(47)	—	6	—	—	—	187	(46)
Total assets	$3,884	$22	$(44)	$432	$1	$(294)	$(1)	$6	$4,006	$(49)
Liabilities:
Deposits in domestic offices	$(2,964)	$(21)	$—	$—	$(269)	$79	$(46)	$313	(2,908)	$(14)
Long-term debt	(160)	10	—	—	(132)	1	(7)	1	(287)	5
Total liabilities	$(3,124)	$(11)	$—	$—	$(401)	$80	$(53)	$314	$(3,195)	$(9)

HSBC USA Inc.

	Jan. 1, 2012	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$57	$—	$25	$—	$(127)	$—	$—	$658	$49
Corporate and other domestic debt securities	1,679	18	—	101	—	(199)	—	—	1,599	8
Corporate debt securities issued by foreign entities	253	66	—	389	—	(20)	—	—	688	66
Equity securities	13	(1)	—	—	—	—	—	—	12	(1)
Derivatives(2):
Interest rate contracts	9	—	3	—	—	—	—	—	12	3
Foreign exchange contracts	(1)	(19)	—	—	(5)	2	(3)	1	(25)	(19)
Equity contracts	(83)	63	—	—	—	(29)	(1)	4	(46)	22
Credit contracts	1,353	(388)	—	—	—	(44)	—	—	921	(355)
Loans(3)	11	—	—	—	—	—	—	(11)	—	(12)
Mortgage servicing rights(4)	220	—	(47)	—	14	—	—	—	187	(47)
Total assets	$4,157	$(204)	$(44)	$515	$9	$(417)	$(4)	$(6)	$4,006	$(286)
Liabilities:
Deposits in domestic offices	$(2,867)	$(77)	$—	$—	$(556)	$160	$(43)	$475	(2,908)	$(50)
Long-term debt	(86)	9	—	—	(221)	5	(7)	13	(287)	4
Total liabilities	$(2,953)	$(68)	$—	$—	$(777)	$165	$(50)	$488	$(3,195)	$(46)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $1.0 billion and derivative liabilities of $740 million as of June 30, 2013 and derivative assets of $2.4 billion and derivative liabilities of $2.2 billion as of June 30, 2012.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 8, “Intangible Assets,” for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of June 30, 2013 and December 31, 2012.

As of June 30, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	227	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	-% - 5%
			Conditional default rates	5% - 10%
			Loss severity rates	70% -95%
Corporate and other domestic debt securities	1,498	Discounted cash flows	Spread volatility on collateral assets	1% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	420	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	46% - 47%
Interest rate derivative contracts	(1)	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	8% - 100%
Foreign exchange derivative contracts(1)	104	Option pricing model	Implied volatility of currency pairs	1% - 40%
Equity derivative contracts(1)	(83)	Option pricing model	Equity / Equity Index volatility	12% - 49%
			Equity / Equity and Equity / Index correlation	51% - 60%
Credit derivative contracts	225	Option pricing model	Correlation of defaults of a portfolio of reference credit names	47% - 53%
			Issuer by issuer correlation of defaults	83% - 95%
Mortgage servicing rights	225	Option adjusted discounted cash flows	Constant prepayment rates	6% - 26%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $256 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,662)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1% - 40%
			Equity / Equity Index volatility	12% - 49%
			Equity / Equity and Equity / Index correlation	51% - 60%
Long-term debt (structured notes) (1)(2)	(458)	Option adjusted discounted cash flows	Implied volatility of currency pairs	1% - 40%
			Equity / Equity Index volatility	12% - 49%
			Equity / Equity and Equity / Index correlation	51% - 60%

HSBC USA Inc.

As of December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	466	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	-% - 6%
			Conditional default rates	4% - 14%
			Loss severity rates	50% - 100%
Corporate and other domestic debt securities	1,861	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	610	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	29%
Equity securities (investments in hedge funds)	9	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	30% - 100%
Interest rate derivative contracts	7	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	8% - 100%
Foreign exchange derivative contracts(1)	5	Option pricing model	Implied volatility of currency pairs	2% - 21%
Equity derivative contracts(1)	(7)	Option pricing model	Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Credit derivative contracts	571	Option pricing model	Correlation of defaults of a portfolio of reference credit names	32% - 45%
			Industry by industry correlation of defaults	44% - 67%
Mortgage servicing rights	168	Option adjusted discounted cash flows	Constant prepayment rates	9% - 45%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,636)	Option adjusted discounted cash flows	Implied volatility of currency pairs	2% - 21%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Long-term debt (structured notes) (1)(2)	(429)	Option adjusted discounted cash flows	Implied volatility of currency pairs	2% - 21%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%

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

HSBC USA Inc.

▪
Loss Severity Rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of June 30, 2013 is about 1.8 times of CLOs.

Equity Securities (Investments in Hedge Funds)

▪
Equity Interest in Hedge Funds - As of June 30, 2013, HUSI owns interests in about 30 distressed hedge funds where the majority of the funds have been discounted at 50% to 60% to reflect our expectation of recovery.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 1% and 40% while the implied volatility for equity/equity or equity/equity index is between 12% and 49%, respectively at June 30, 2013. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4.4% and 4.6%, respectively at June 30, 2013.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 51% and 60% at June 30, 2013.

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
Material Additions to and Transfers Into (Out of) Level 3 Measurements During the six months ended June 30, 2013, we transferred $46 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. During the three and six months ended June 30, 2013, we transferred $208 million and $287 million, respectively, of deposits in domestic offices and $136 million and $138 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and

HSBC USA Inc.

six months ended June 30, 2013, we transferred $177 million and $160 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2012, we transferred $313 million and $475 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of June 30, 2013 and December 31, 2012. The gains (losses) during the three and six months ended June 30, 2013 and 2012 are also included.

	Non-Recurring Fair Value Measurements as of June 30, 2013				Total Gains (Losses) For the Three Months Ended Jun. 30 2013	Total Gains (Losses) For the Six Months Ended Jun. 30 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$134	$68	$202	$—	$3
Impaired commercial loans(2)	—	—	129	129	(1)	(2)
Impaired consumer loans(2)	—	249	45	294	(11)	(31)
Real estate owned(3)	22	—	—	22	—	2
Total assets at fair value on a non-recurring basis	$22	$383	$242	$647	$(12)	$(28)

	Non-Recurring Fair Value Measurements as of December 31, 2012				Total Gains (Losses) For the Three Months Ended Jun. 30 2012	Total Gains (Losses) For the Six Months Ended Jun. 30 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$10	$67	$77	$(4)	$(6)
Impaired commercial loans(2)	—	—	155	155	(12)	(23)
Impaired consumer loans(2)	—	600	118	718	(35)	(60)
Real estate owned(3)	24	—	—	24	—	2
Total assets at fair value on a non-recurring basis	$24	$610	$340	$974	$(51)	$(87)

(1)
As of June 30, 2013 and December 31, 2012, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)
Certain commercial and consumer loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

(3)	Real estate owned are required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

HSBC USA Inc.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of June 30, 2013 and December 31, 2012.

As of June 30, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$68	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired commercial loans	129	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 81%

As of December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$67	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired commercial loans	155	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 79%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 59% at June 30, 2013. These severity rates are primarily impacted by the outstanding balances of the loans and the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. Loss severity rates for impaired loans are also primarily impacted by the outstanding loan balance and the value of the underlying collateral securing the loan. The weighted average severity rate for these loans was approximately 22% at June 30, 2013. These severity rates are primarily impacted by the outstanding balances of the loans and the value of the underlying collateral securing the loans.
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

HSBC USA Inc.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $45 million and $46 million at June 30, 2013 and December 31, 2012, respectively.
Precious metals trading - Precious metals trading primarily include physical inventory which is valued using spot prices.
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

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations as of June 30, 2013 is presented in the following tables:
Trading asset-backed securities and related collateral:

		Prime		Alt-A		Subprime
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$—	$—	$91	$—	$71	$—	$162
CCC-Unrated	Residential mortgages	—	—	—	—	5	—	5
		$—	$—	$91	$—	$76	$—	$167
Trading collateralized debt obligations and related collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3
		(in millions)
AAA -A	Student loans	$74	$—
BBB -B	Corporate loans	—	—
	Other	—	228
	Total BBB -B	—	228
		$74	$228
Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Subprime
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$165	$—	$—	$—	$—	$—	$—	$—	$165
	Home equity	—	—	—	—	106	—	—	—	106
	Total AAA -A	165	—	—	—	106	—	—	—	271
BBB -B	Home equity	—	—	—	—	79	—	—	—	79
	Other	—	—	—	—	104	—	—	—	104
	Total BBB -B	—	—	—	—	183	—	—	—	183
CCC -Unrated	Residential mortgages	—	—	—	—	1	—	—	—	1
	Home equity	—	—	—	—	61	—	—	—	61
	Total CCC -Unrated	—	—	—	—	62	—	—	—	62
		$165	$—	$—	$—	$351	$—	$—	$—	$516

(1)	We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order.

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

HSBC USA Inc.

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
Litigation
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. Various individual (non-class) actions were also brought by merchants against Visa Inc., and MasterCard Incorporated. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in

HSBC USA Inc.

violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. A class settlement was preliminarily approved by the District Court on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective, and pursuant to the Sharing Agreements we have deposited our portion of that settlement amount into an escrow account.
Numerous merchants-including absent class member large and small merchants and certain named plaintiff merchants and trade associations-have objected and/or opted out of the settlement during the exclusion period, which ended on May 28, 2013. The defendants had the right to terminate the settlement agreement because the volume threshold was reached, but elected not to do so. We anticipate that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages. A hearing on class plaintiffs' motion for final approval of the class settlement is scheduled for September 12, 2013, before the District Court.
Checking Account Overdraft Litigation   On March 1, 2011 an action captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11) (the “State Action”) was filed in New York State Court on behalf of a putative New York class of customers who allegedly incurred overdraft fees due to the posting order of debit card transactions. We filed a motion to dismiss the complaint, which was granted in part with leave to amend.
Subsequently, plaintiffs (the “Levin Plaintiffs”) in the State Action acquired new attorneys and filed a new action in federal court, captioned Ofra Levin et al. v. HSBC Bank USA, N.A. et al. (E.D.N.Y. 12-CV-5696) (the “Levin Federal Action”). The Levin Federal Action seeks relief for a putative nationwide class and a putative New York subclass, asserting the same claims as the State Action and adding allegations that deposited funds are not made available pursuant to HSBC's funds availability disclosures. The Levin Plaintiffs also filed a motion to dismiss the State Action, which the state court denied.
The Levin Plaintiffs' former counsel amended the complaint in the State Action substituting a new named plaintiff, Darek Jura, and the State Action was recaptioned In Re HSBC Bank USA, N.A. Checking Account Overdraft Litigation. Jura then filed a motion for class certification. HSBC's response deadline has not been set, as the State Action is being held in abeyance until August 14, 2013. Jura also filed a federal action captioned Darek Jura v. HSBC Bank USA, N.A. et al. (E.D.N.Y. 12-CV-6224) (the “Jura Federal Action”), presenting similar claims to the State Action.
On February 20, 2013, a fourth action captioned Hanes v. HSBC Bank USA, N.A. (E.D. Va. 13-CV-00229) (the "Hanes Action") was filed. The Hanes Action presents similar claims to the previously filed actions and seeks relief for a putative nationwide class and a putative California subclass.
We subsequently sought centralization of all three federal actions with the Judicial Panel on Multidistrict Litigation ("JPML"), and on June 5, 2013, the JPML created the HSBC Overdraft MDL and transferred the Hanes Action to the Eastern District of New York for coordinated or consolidated pretrial proceedings with the Levin Federal Action and the Jura Federal Action. HSBC has filed motions to dismiss in each of the three federal actions,
On July 22, 2013 the Eastern District of New issued an Order which: (1) consolidated the three federal actions; (2) appointed counsel in the Jura Federal Action and the Hanes Action as interim class counsel; (3) ordered the interim class counsel to file a consolidated complaint within 30 days; and (4) denied HSBC's previously filed motions to dismiss as moot, without prejudice. Additionally, the plaintiffs in each of the underlying federal actions, respectively, have served written discovery, and HSBC has responded and made productions in each of the actions.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Defendants' motion to dismiss the case has been fully briefed and we are awaiting scheduling of oral argument.
Lender-Placed Insurance Matters  Lender-placed insurance involves a lender obtaining an insurance policy (hazard or flood insurance) on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance

HSBC USA Inc.

is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny from both federal and state agencies. Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliate, HSBC Insurance (USA) Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We have and will continue to provide documentation and information to the NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand (“MA LPI CID”) to HSBC Mortgage Corporation (USA) seeking information about lender-placed insurance activities. We are providing responsive documentation and information to the Massachusetts Attorney General and will continue to do so.
Between June 2011 and April 2013, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against HSBC USA, Inc. and certain of our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller et al. v. HSBC Mortgage Services, Inc. et al. (D. Col. No. 13-CV-00185); and Hoover et al. v. HSBC Bank USA, N.A. et al. (N.D.N.Y. 13-CV-00149); and Lopez v. HSBC Bank USA, N.A. et al. (S.D. Fla 13-CV-21104). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure. HSBC filed motions to dismiss the complaints in the Montanez, Lopez, Weller, and Hoover matters. The Court denied the motion to dismiss in the Lopez matter and we await the court’s ruling on the other motions. In addition, in Montanez, plaintiffs filed a motion for multi-district litigation treatment to consolidate the action with Lopez. In West, discovery is ongoing.
Private Mortgage Insurance Matters Private Mortgage Insurance (“PMI”) is insurance required to be obtained by home purchasers who provide a down payment less than a certain percentage threshold of the purchase price, typically 20 percent. The insurance generally protects the lender against a default on the loan. In January 2013, a putative class action related to PMI was filed against various HSBC U.S. entities, including HSBC USA, Inc. and certain of our subsidiaries captioned Ba v. HSBC Bank USA, N.A. et al (E.D. Pa. No. 2:13-cv-00072PD). This action relates primarily to industry-wide practices and includes allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, self-dealing, insufficient disclosures and improper fees. HSBC filed a motion to dismiss the complaint on the Ba matter. No date has been set for oral argument yet, and HSBC awaits the court's ruling.
People of the State of New York v. HSBC Bank USA, National Association and HSBC Mortgage Corporation (USA). On June 3, 2013, the New York Attorney General ("AG") commenced a special proceeding against HSBC Bank USA and HSBC Mortgage Corporation ("HSBC"), alleging that HSBC repeatedly violated Executive Law 63(12). Specifically, the AG claims that HSBC has an obligation to file a Request for Judicial Intervention ("RJI") at the same time that it files proof of service in a foreclosure action. The filing of an RJI triggers the scheduling of a mandatory settlement conference. According to the AG, the failure to file the RJI causes a significant delay in mandatory settlement conferences being scheduled, during which time the AG alleges additional penalties, fees and interest accrue to the borrower. The AG seeks both a change in HSBC's practices and damages for individual homeowners. HSBC believes it has a number of factual and legal defenses available to the AG's claims.
Credit Default Swap Litigation In July 2013 HSBC Bank, HSBC Holdings plc. and HSBC Bank plc. were named as defendants, among others, in three putative class actions filed in federal courts located in New York and Chicago. These class actions allege that the defendants, which include ISDA, Markit and several other financial institutions, conspired to restrain trade in violation of the federal anti-trust laws by, among other things, restricting access to credit default swap pricing exchanges and blocking new entrants into the exchange market, with the purpose and effect of artificially inflating the bid/ask spread paid to buy and sell credit default swaps in the United States. The Plaintiffs in these suits purport to represent a class of all persons who purchased or sold credit default swaps to defendants in the United States. These actions all are at a very early stage.
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
In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants - the claims of investors in Thema International Fund plc. - in light of a proposed

HSBC USA Inc.

amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court's decisions, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC's right to terminate. Plaintiffs in all three actions filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit, where the actions are captioned In re Herald, Primeo and Thema Funds Securities Litigation (2nd Cir, Nos. 12-156, 12-184, 12-162). Briefing in that appeal was completed in September 2012 and oral argument was held in April 2013. A decision is expected later this year.
 In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff's fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee's various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, the trustee filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, where the action is captioned Picard v. HSBC Bank plc et al. (2nd Cir., No. 11-5207). Briefing in that appeal was completed in April 2012, and oral argument was held in November 2012. On June 20, 2013, the Second Circuit Court of Appeals affirmed the decision of the District Court. The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee's U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. The District Court granted those withdrawal motions as to certain issues, and briefing and oral arguments on the merits of the withdrawn issues are now complete. The District Court has issued rulings on several of the withdrawn issues, but decisions with respect to other issues remain pending and are expected in 2013. The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff's fraud. HSBC has not been served with the trustee's English action.
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

HSBC USA Inc.

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
Federal Home Loan Mortgage Corporation v. Bank of America, et al. On March 14, 2013, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed a lawsuit in the United States District Court for the Eastern District of Virginia naming as defendants HSBC Bank USA and other panel USD LIBOR panel banks, as well as the British Bankers' Association. The lawsuit alleges improper practices in connection with the setting of USD LIBOR, and claims violation of the Sherman Act, breach of contract, and fraud arising out of various swap agreements entered into by Freddie Mac with the USD LIBOR panel banks, including HSBC Bank USA. In May 2013 the lawsuit was transferred to the USD LIBOR Litigation Multi-District Proceeding pending before Judge Buchwald in the Southern District of New York where it will be subject to a stay imposed by that court on all new proceedings.
The lawsuit is at an early stage, and does not allege specific damages as to HSBC Bank USA.
Mortgage Securitization Activity and Litigation  In addition to the repurchase risk described in Note 19, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, we purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $6.9 billion and $7.4 billion at June 30, 2013 and December 31, 2012, respectively.
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
HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.6 billion at June 30, 2013. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal and state securities laws in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, was transferred to a single judge, who directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. In May 2012, the District Court filed its decision denying the motion to dismiss FHFA's securities law claims and granting the motion to dismiss FHFA's negligent misrepresentation claims. The District Court's ruling formed the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. On April 5, 2013, the Second Circuit Court of Appeals affirmed the ruling of the District Court. In December 2012, the District Court directed the FHFA parties to schedule mediation with the Magistrate Judge assigned to the action. In January 2013, the FHFA parties met with the Magistrate Judge to discuss how to structure a mediation. Since that time, 3 of the FHFA defendants (GE, Citigroup and UBS) have resolved their lawsuits (the terms of these settlements are largely confidential, but have been disclosed to varying degrees, including to some extent by the defendants in securities filings). Discovery in the action against HSBC is proceeding.
In January 2012, Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI in connection with DZ Bank's alleged purchase of $122.4 million in RMBS from the HSBC defendants. In

HSBC USA Inc.

February 2012, HSH Nordbank AG (“HSH”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC Holdings plc., HSBC North America Holdings Inc., HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO, and two Blaylock entities alleging HSH purchases of $41.3 million in RMBS from the HSBC and Blaylock defendants. In May 2012, HSBC removed both the DZ Bank and HSH cases to the United States District Court for the Southern District of New York. The cases were consolidated in an action captioned Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc. et al (S.D.N.Y. No. 12-CV-4025) following removal. In September 2012, DZ Bank and HSH filed a consolidated complaint against all defendants named in their prior summonses other than HSBC Holdings plc. The claims against HSBC are for (i) fraud; (ii) fraudulent concealment; (iii) negligent misrepresentation; (iv) aiding and abetting fraud; and (v) rescission. This action is at a very early stage.
In December 2012, Bayerische Landesbank (“BL”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC, HSBC North America, HSBC USA, HSBC Markets (USA) Inc., HSBC Bank USA, HSI Asset Securitization Corp. and HSI. In May 2013 BL served the HSBC entities with a complaint alleging that BL purchased $75 million in RMBS from the defendants and has sustained unspecified damages as a result of material misrepresentations and omissions regarding certain characteristics of the mortgage loans backing the securities. The claims against the HSBC entities are for (i) fraud; (ii) fraudulent concealment; (iii) negligent misrepresentation; (iv) aiding and abetting fraud; and (v) rescission. This action is at a very early stage.
In June 2013, Deutsche Bank National Trust Company (“DBNTC”), as Trustee of HASCO 2007-NC1, filed a summons with notice in New York County Supreme Court, State of New York, naming HBUS as the sole defendant. The summons alleges that DBNTC brought the action at the direction of certificateholders of the Trust, seeking specific performance and damages of at least $508 million arising out of the alleged breach of various representations and warranties made by HBUS in the applicable loan purchase agreement regarding certain characteristics of the mortgage loans contained in the Trust. This action is at a very early stage.
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
We expect these type of claims to continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
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
The Servicing Consent Orders required an independent review of foreclosures (the “Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance Corporation and HSBC North America entered into an agreement with the Federal Reserve (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review has ceased and been replaced by a broader framework under which we and twelve other participating servicers will, in the aggregate, provide in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America has made a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. The mailing of checks to eligible borrowers by Rust Consulting, Inc., the paying agent, has begun and is targeted for completion

HSBC USA Inc.

during the third quarter of 2013. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Bank USA and HSBC Finance Corporation, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. Pursuant to the IFR Settlement Agreement with the OCC, however, the OCC has agreed that it will not assess civil money penalties or initiate any further enforcement action with respect to past mortgage servicing and foreclosure-related practices addressed in the Servicing Consent Orders, provided the terms of the IFR Settlement Agreement are fulfilled. The OCC's agreement not to assess civil money penalties is further conditioned on HSBC North America making payments or providing borrower assistance pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans within two years. The Federal Reserve has agreed that any assessment of civil money penalties by the Federal Reserve will reflect a number of adjustments, including amounts expended in consumer relief and payments made pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans. In addition, the IFR Settlement Agreements do not preclude private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers. HSBC Bank USA, together with our affiliate HSBC Finance Corporation, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $38 million in the fourth quarter of 2011 (which was reduced by $6 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, such a settlement would not preclude private litigation concerning these practices.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Investigations.  In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve (together, the “AML/BSA Consent Orders”). These actions require improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to BSA and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders to ensure compliance, and that effective policies and procedures are maintained.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies regarding past inadequate compliance with AML/BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network ("FinCEN") in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and historical transactions involving parties subject to OFAC economic sanctions. As part of the resolution, HSBC and HSBC Bank USA entered into a five-year deferred prosecution agreement with the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and HSBC entered into a two-year deferred prosecution agreement with the New York County District Attorney (“DANY DPA”), and HSBC consented to a cease and desist order and a monetary penalty order with the Federal Reserve. In addition, HSBC Bank USA entered into a monetary penalty consent order with FinCEN and a separate monetary penalty order with the OCC. HSBC also entered into an undertaking with the U.K. Financial Services Authority, now a Financial Conduct Authority (“FCA”) Direction, to comply with certain forward-looking obligations with respect to AML and sanctions requirements over a five-year term.
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who also will be, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael

HSBC USA Inc.

Cherkasky has been selected as the independent monitor and in July 2013, the United States District Court for the Eastern District of New York approved the U.S. DPA. The U.S. DPA remains pending under the jurisdiction of the United States District Court for the Eastern District of New York.
If HSBC and HSBC Bank USA fulfills all of the requirements imposed by the U.S. DPA, the U.S. Department of Justice's charges against those entities will be dismissed at the end of the five-year period of that agreement. Similarly, if HSBC fulfills all of the requirements imposed by the DANY DPA, DANY's charges against it will be dismissed at the end of the two-year period of that agreement. The U.S. Department of Justice may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the U.S. DPA if HSBC or HSBC Bank USA breaches the terms of the US DPA, and DANY may prosecute HSBC in relation to the matters which are the subject of the DANY DPA if HSBC violates the terms of the DANY DPA.
HSBC Bank USA also entered into a separate consent order with the OCC requiring it to correct the circumstances and conditions as noted in the OCC's then most recent report of examination, imposing certain restrictions on HSBC Bank USA directly or indirectly acquiring control of, or holding an interest in, any new financial subsidiary, or commencing a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. HSBC Bank USA also entered into a separate consent order with the OCC requiring it to adopt an enterprise-wide compliance program.
The settlement with the U.S. and U.K. government agencies does not preclude private litigation relating to, among other things, HSBC's compliance with applicable AML/BSA and sanctions laws or other regulatory or law enforcement action for AML/BSA or sanctions matters not covered by the various agreements.
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
In July 2013, HSBC and certain of its affiliates, including HBUS, received a Statement of Objections from the European Commission relating to its ongoing investigation of alleged anti-competitive activity by a number of market participants in the credit derivatives market between 2006 and 2009.  The Statement of Objections sets out the European Commission's preliminary views and does not prejudge the final outcome of its investigation. HSBC is reviewing the Statement of Objections in detail and will submit a response to the European Commission in due course. Based on the facts currently known, it is not practicable at this time for us to predict the resolution of the European Commission's investigation, including the timing or impact on HSBC or us.
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

HSBC USA Inc.

22. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2013:

•
Disclosures About Offsetting Assets and Liabilities In December 2011, the FASB issued an Accounting Standards Update ("ASU") that required entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The new guidance became effective for all annual and interim periods beginning January 1, 2013. Additionally, entities are required to provide the disclosures required by the new guidance retrospectively for all comparative periods. In January 2013, the FASB issued another ASU to clarify the instruments and transactions to which the guidance in the previously issued Accounting Standards Update would apply. The adoption of the guidance in these ASUs did not have an impact on our financial position or results of operations.

•
Accumulated Other Comprehensive Income In February 2013, the FASB issued an ASU that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance became effective for all annual and interim periods beginning January 1, 2013 and was applied prospectively. The adoption of this guidance did not have an impact on our financial position or results of operations.

We do not expect any accounting pronouncements issued during the first half of 2013 will have a significant impact on our financial position or results of operations.

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

Executive Overview

HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”) is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HUSI may also be referred to in MD&A as “we”, “us” or “our”.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion.
Current Environment  The U.S. economy continued to improve at a modest pace during the first half of 2013, with GDP running at an annualized rate of less than 2 percent which remains well below the economy's potential growth rate. Demand for manufacturing remains tepid partially as a result of weak global demand and many manufacturers are continuing to hold back hiring. Although consumer confidence in May climbed to its highest level since early 2008 in part due to rising house prices, with continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of sequestration in March, consumer confidence remains under pressure and many households remain uncertain about the future as domestic fiscal uncertainties continue to affect consumer sentiment. Serious threats to economic growth remain, including the sustainability of a housing market recovery, high energy costs, and elevated unemployment levels. During the second quarter of 2013, long-term interest rates began to rise in part out of concern that the Federal Reserve may begin to slow its quantitative easing program if the economy continues to strengthen. Federal Reserve policy makers previously announced that they do not expect to increase short-term rates until the unemployment rate falls below 6.5 percent which, according to the Federal Reserve's economic projections, would keep the Federal funds rate near zero into 2015. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base. The housing market continued the strong rebound which began in the second half of 2012 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remaining tight. However, the sharp decline in the distressed share of home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale could slow down future price gains.
In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. As a result, uncertainty remains as to how pronounced the economic recovery will ultimately be. Although unemployment rates, which are a major factor influencing credit quality, fell from 7.8 percent at the beginning of the year to 7.6 percent in June 2013, unemployment remains high based on historical standards. Also, a significant number of U.S. residents are

HSBC USA Inc.

no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, including the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility including the ability to resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), will continue to impact our results in 2013 and beyond.
Performance, Developments and Trends Income (loss) from continuing operations was $180 million and $363 million during the three and six months ended June 30, 2013, respectively, compared with a loss from continuing operations of $593 million and $513 million during the three and six months ended June 30, 2012, respectively. Income from continuing operations before income tax was $229 million and $516 million during the three and six months ended June 30, 2013, respectively, compared with a loss from continuing operations before income tax of $242 million and $144 million during the three and six months ended June 30, 2012, respectively. The significant improvement in both periods reflects lower operating expenses as the prior year periods include an expense of $700 million related to certain regulatory matters and, in the three month period, a lower provision for credit losses which was partially offset by lower net interest income and lower other revenues. Other revenues in both 2012 periods includes a $330 million pre-tax gain ($71 million after-tax) from the sale of certain branches to First Niagara. In addition, our results in all periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income from continuing operations before income tax for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$229	$(242)	$516	$(144)
Fair value movement on own fair value option debt attributable to credit spread	(53)	(131)	(11)	90
Underlying income (loss) from continuing operations before income tax (1)	$176	$(373)	$505	$(54)

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option in the table above, our underlying income (loss) from continuing operations before tax for the three and six months ended June 30, 2013 increased $549 million and $559 million, respectively, compared with the prior year periods as discussed above.

HSBC USA Inc.

During the six months ended June 30, 2013, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $475 million of leveraged acquisition finance loans previously held for sale. A summary of the significant valuation adjustments associated with these market conditions that impacted revenue for the three and six months ended June 30, 2013 and 2012 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$21	$(18)	$41	$(10)
Other structured credit products(1)	2	33	38	74
Mortgage whole loans held for sale (predominantly subprime)(2)	5	(2)	7	(3)
Leverage acquisition finance loans(3)	—	4	13	34
Total gains	$28	$17	$99	$95

(1)Reflected in Trading revenue in the consolidated statement of income (loss).
(2)Reflected in Other income in the consolidated statement of income (loss).
(3)Reflected in Loss on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
In addition to the impact of changes in value of our own debt attributable to credit spread for which we elected fair value option presented in the table above, other revenues in both prior year periods includes a $330 million pre-tax gain from the sale of certain retail branches to First Niagara. Excluding the impact of both items, other revenues increased $95 million and $124 million during the three and six months ended June 30, 2013, respectively, primarily due to higher mortgage banking revenue, higher affiliate income, higher other income, in the three month period higher trading revenue and, in the year-to-date period, higher securities gains, partially offset by lower credit card fees, lower fees and commissions, in the year-to-date period lower trading revenue and in the three month period, lower securities gains. Trading revenue in both periods reflects higher revenue related to precious metals, derivatives and balance sheet management activities which was more than offset in the year-to-date period by lower foreign exchange revenue due to lower trade volumes and price volatility. The higher mortgage banking revenue was largely driven by improved MSR performance and lower provisions for mortgage repurchase exposures on previously sold loans. Affiliate income was higher primarily due to billings associated with internal audit activities performed for other HSBC affiliates. Higher other income reflects higher miscellaneous income associated with fair value hedge ineffectiveness and improved valuations on loans held for sale. Securities gains were higher in the year-to-date period due to sales largely occurring in the first quarter associated with a continued re-balancing of the portfolio for risk management purposes based on the low interest rate environment. Lower credit card fees and lower other fees and commissions reflect the impact of our branch sales to First Niagara in the second and third quarters of 2012 which in addition to deposits also included certain loans and, in the case of other fees and commissions, lower custodial fees. See “Results of Operations” for a more detailed discussion of other revenues.
Net interest income was $518 million and $1.0 billion during the three and six months ended June 30, 2013, respectively, compared with $535 million and $1.1 billion during the prior year-ago periods. The decrease in both periods reflects the impact of lower interest income on securities due to lower interest rates including the impact from the sale of securities and an increase in interest charges related to estimated tax exposures, partially offset by higher interest income on loans driven by higher average balances on commercial loans due to new business volume and lower interest expense on deposits reflecting the impact of our branch sales to First Niagara in 2012 and lower average rates paid. See “Results of Operations” for a more detailed discussion of net interest income.
Our provision for credit losses was $67 million and $88 million during the three and six months ended June 30, 2013, respectively, compared with $89 million and $89 million, respectively, during the prior year periods. In our consumer loan portfolio, the provision for credit losses declined in both periods, driven by a lower provision in our residential mortgage loan portfolio and in the year-to-date period in our credit card loan portfolio due to continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. In our commercial portfolio, our provision for credit losses was higher in both periods reflecting higher levels of reserves for risk factors primarily associated with large Global Banking and Markets loan exposures. In addition, while we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels in 2013, reductions in higher risk rated loan balances and stabilization in credit downgrades in both years resulted in a higher overall release in our credit loss reserves in the prior year periods. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

HSBC USA Inc.

Operating expenses totaled $788 million and $1.6 billion during the three and six months ended June 30, 2013, respectively, a decrease of 50 percent and 35 percent, respectively, compared with the year-ago periods. Lower operating expenses in both periods reflect lower compliance costs, the impact of our retail branch divestitures including lower expenses related to support services from affiliates, lower other expenses and, in the year-to-date period, lower salaries and benefits as well as the non-recurrence of a $700 million expense recorded in the second quarter of 2012 related to certain regulatory matters. Compliance costs while remaining a significant component of our cost base in the second quarter and the first half of 2013 declined, totaling $71 million and $147 million in the three and six months ended June 30, 2013, respectively, compared with $111 million and $208 million in the prior year periods, as the prior year reflects investment in BSA/AML process enhancements and infrastructure and, to a lesser extent, foreclosure remediation which did not occur at the same level in 2013. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we believe compliance related costs have permanently increased to higher levels due to the remediation of regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.
Our efficiency ratio from continuing operations was 72.7 percent and 72.3 percent during the three and six months ended June 30, 2013, respectively, compared with 110.8 percent and 102.3 percent during the year-ago periods. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item as discussed above, our efficiency ratio in the three and six months ended June 30, 2013 improved to 76.4 percent and 72.7 percent, respectively, compared with 122.1 percent and 98.6 percent in the corresponding three and six months ended June 30, 2012. The decrease in efficiency ratio was a result of a decrease in operating expenses partially offset by a decrease in net interest income and in other revenues as the prior year periods includes a $330 million pre-tax gain from the sale of certain branches to First Niagara. While operating expenses declined in both periods, driven by the impact of our retail branch divestitures, cost mitigation efforts and the non-recurrence of a $700 million expense in the second quarter of 2012 related to certain regulatory matters, they continue to reflect elevated levels of compliance costs.
Our effective tax rate was 21.4 percent for the three months ended June 30, 2013 compared with 145.0 percent in the prior year quarter. Our effective tax rate was 29.7 percent for the six months ended June 30, 2013 compared with 256.3 percent in the prior year period. The effective tax rate for the three and six months ended June 30, 2013 was primarily impacted by an increase in state uncertain tax reserves, prior period adjustments to current and deferred tax balance sheet accounts, the utilization of low income housing tax credits and state income tax expense. The effective tax rate for the three and six months ended June 30, 2012 reflects the non-deductible goodwill related to the branches sold to First Niagara, a non-deductible expense accrual related to certain regulatory matters, the establishment of a tax reserve against the current liability account, foreign tax expense, an increase in the state uncertain tax reserves, the utilization of low income housing credits and the impact of state taxes.
Based on the results of our interim goodwill impairment testing in December 2012 and March 2013 and the historically narrow differences between fair value and book value in our Global Banking and Markets reporting unit, we performed an interim review of goodwill impairment for this reporting unit during the second quarter of 2013. As a result of this testing, the fair value of this reporting unit continued to exceed its carrying value, including goodwill. At June 30, 2013, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 97 percent of fair value. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. As our testing results continue to indicate that there is only a marginal excess of fair value over book value for our Global Banking and Markets reporting unit, we will continue to monitor this reporting unit and perform interim impairment testing in future periods as very small changes in projections could result in either partial or full goodwill impairment of this reporting unit. We continue to perform periodic analyses of the risks and strategies of all our business and product offerings. If deterioration in economic conditions occurs or changes in the strategy or performance of our businesses or product offerings occur, interim impairment tests for reporting units in addition to Global Banking and Markets could be required in 2013.
We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Additional cost reduction opportunities have been identified and are in the process of implementation. Workforce reductions, some of which relate to our retail branch divestitures, have resulted in total legal entity full-time equivalent employees being reduced by 35 percent since December 21, 2010. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage under our previously announced strategic relationship agreement with PHH Mortgage to manage our mortgage processing and servicing operations. Under the terms of the agreement, PHH Mortgage now provides us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $46.8 billion as of June 30, 2013. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the

HSBC USA Inc.

serviced loans at the time of conversion, we now sell our agency eligible originations beginning with May 2013 applications directly to PHH Mortgage on a servicing released basis which will result in no new mortgage servicing rights being recognized going forward. The outsourcing will allow our Retail Banking and Wealth Management business to focus on strategic wealth products and service initiatives. No significant one-time restructuring costs have been or are expected to be incurred as a result of this transaction. We plan to continue originating mortgages for our customers with particular emphasis on Premier relationships.
We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.
The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars are in millions)
Income (loss) from continuing operations	$180	$(593)	$363	$(513)

Rate of return on average:
Total assets	.4	(1.2)	.4	(.5)
Total common shareholder’s equity	4.1	(14.2)	4.1	(6.4)
Net interest margin	1.30	1.29	1.30	1.35
Efficiency ratio	72.7	110.8	72.3	102.3
Commercial net charge-off ratio(1)	(.04)	.09	.25	.49
Consumer net charge-off ratio(1)	.70	1.41	.80	1.39

Balance Sheet Data:			June 30, 2013	December 31, 2012
Loans:
Construction and other real estate			$8,529	$8,457
Business and corporate banking			12,391	12,608
Global banking			23,339	20,009
Other commercial loans			3,005	3,076
Total commercial loans			47,264	44,150
Residential mortgages, excluding home equity mortgages			15,837	15,371
Home equity mortgages			2,172	2,324
Credit card			858	815
Other consumer			574	598
Total consumer loans			19,441	19,108
Total loans			$66,705	$63,258
Loans held for sale			$359	$1,018

Allowance as a percent of loans(1)			.91	1.02
Consumer two-months-and-over contractual delinquency			6.51	6.92
Loans to deposits ratio(2)			77.34	71.35
Tier 1 capital to risk weighted assets			12.43	13.61
Tier 1 common equity to risk weighted assets			10.65	11.63
Total capital to risk weighted assets			17.42	19.52
Total shareholders’ equity to total assets			9.05	9.07

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.

HSBC USA Inc.

Loans  Loans, excluding loans held for sale, were $66.7 billion at June 30, 2013 compared with $63.3 billion at December 31, 2012. The increase in loans as compared with December 31, 2012 was driven by an increase in commercial loans of $3.1 billion due to new business activity, largely in global banking, including an increase of $2.5 billion in affiliate loans. These increases were partially offset by paydowns and managed reductions in certain exposures. Consumer loans increased, driven by higher levels of residential mortgage loans due largely to the inclusion of approximately $310 million of Federal Housing Administration ("FHA") guaranteed loans purchased from the Government National Mortgage Association ("GNMA") which had previously been recorded in other assets, and to a lesser extent, new originations targeted at our Premier customer relationships. We continue to sell a substantial portion of new mortgage loan originations to government sponsored enterprises. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.
Credit Performance  Our allowance for credit losses as a percentage of total loans decreased to .91 percent at June 30, 2013 as compared with 1.02 percent at December 31, 2012. The decrease in our allowance ratio reflects a lower allowance for credit losses in our commercial portfolio due to reductions in certain loan exposures including the charge-off of a single client relationship and continued improvements in economic conditions, partially offset by a higher allowance for certain portfolio risk factors. Also contributing to the decrease was a lower allowance in our consumer portfolio due to improved credit quality including improved delinquency roll rates reflecting continued improvements in economic conditions. See "Credit Quality" for a more detailed discussion of this change.
Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) decreased to 6.51 percent at June 30, 2013 as compared with 6.92 percent at December 31, 2012 largely due to lower levels of residential mortgage loan delinquency on accounts less than 180 days contractually delinquent due to improvements in credit quality including improved delinquency roll rates and, to a lesser extent, lower credit card delinquency. Residential mortgage loan delinquency levels on accounts greater than 180 days contractually delinquent, however, continue to remain elevated driven by an elongated foreclosure process. See “Credit Quality” for a more detailed discussion of the trends in our delinquency ratios.
Net charge-offs as a percentage of average loans (“net charge-off ratio”) decreased 35 basis points compared with the prior year quarter due largely to lower levels of residential mortgage loan charge-offs as well as lower charge-offs in our commercial portfolio. See “Credit Quality” for a more detailed discussion of our trends in net charge-off.
Funding and Capital  Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 12.43 percent and 13.61 percent at June 30, 2013 and December 31, 2012, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized”. The regulatory capital ratios in 2013 reflect the impact of the U.S. market risk final rule (known as Basel 2.5).
Issuances of long-term debt during 2013 included $3.5 billion of medium term notes, of which $1.9 billion was issued by HSBC Bank USA. See "Balance Sheet Review" for a more detailed discussion regarding long-term debt.

HSBC USA Inc.

Income Before Income Tax Expense – Significant Trends Income from continuing operations before income tax expense, and changes in various trends and activity affecting operations between years, are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Income from continuing operations before income tax from prior year	$(242)	$90	$(144)	$382
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities excluding gains (losses) on security sales(1)	94	(3)	40	9
Trading revenue(2)	29	(45)	4	(80)
Gains (losses) on security sales	(42)	53	59	39
Loans held for sale(3)	8	12	12	16
Residential mortgage banking related revenue(4)	—	(53)	21	(2)
Gain on the sale of branches	(330)	330	(330)	330
Gain (loss) on own debt designated at fair value and related derivatives(5)	(104)	111	108	(111)
Gain (loss) on instruments designated at fair value and related derivatives, excluding own debt(5)	78	(10)	51	(21)
Provision for credit losses(6)	22	6	1	4
Expense related to certain regulatory matters(7)	700	(700)	700	(700)
Interest expense on certain tax exposures(8)	(8)	82	(12)	71
Impairment of software development costs	—	16	—	94
All other activity(9)	24	(131)	6	(175)
Income from continuing operations before income tax for current year	$229	$(242)	$516	$(144)

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

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Review” in this MD&A.

(4)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(5)	For additional discussion regarding fair value option on our own debt, see Note 11, “Fair Value Option,” in the accompanying consolidated financial statements.

(6)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(7)	For additional discussion regarding expense accrual related to certain regulatory matters, see Note 21, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements.

(8)	For additional discussion on interest expense on certain tax exposures, see Note 12, “Income Taxes,” in the accompanying consolidated financial statements.

(9)	Represents other banking activities.
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

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income – U.S. GAAP basis	$180	$(545)	$363	$(310)
Adjustments, net of tax:
IFRS reclassification of fair value measured financial assets during 2008	(7)	(11)	(17)	(42)
Securities	(1)	—	(4)	(1)
Derivatives	—	(2)	1	(2)
Loan impairment	18	10	11	10
Property	(2)	(6)	(4)	(9)
Pension costs	3	3	7	8
Transfer of credit card receivables to held for sale and subsequent sale	—	(41)	—	(31)
Gain on sale of branches	—	70	—	70
Litigation accrual	(7)	—	(7)	—
Other	(9)	7	(23)	11
Net income – IFRSs basis	175	(515)	327	(296)
Tax expense – IFRSs basis	(47)	(346)	(142)	(424)
Profit before tax – IFRSs basis	$222	$(169)	$469	$128
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

HSBC USA Inc.

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
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice which we adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our allowance for credit losses. Under IFRSs, we concluded that the estimated average period of time from last current status to write-off for real estate loans collectively evaluated for impairment using a roll rate migration analysis was 10 months which was also adopted in the fourth quarter of 2012. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
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
Gain on sale of branches - Under U.S. GAAP, the amount of goodwill allocated to the retail branch disposal group is higher as goodwill amortization ceased under U.S. GAAP in 2002 while under IFRSs, goodwill was amortized until 2005. This resulted in a lower gain under U.S. GAAP.
Litigation accrual - Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.
Other - Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, interest recognition, restructuring costs, depreciation expense, share based payments, precious metals and loans held for sale.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at June 30, 2013 and increases (decreases) over prior periods are summarized in the table below:

		Increase (Decrease) From
		March 31, 2013		December 31, 2012
	June 30, 2013	Amount	%	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$32,530	$7,872	31.9%	$14,743	82.9%
Loans, net	66,100	3,736	6.0	3,489	5.6
Loans held for sale	359	(40)	(10.0)	(659)	(64.7)
Trading assets	27,448	(7,210)	(20.8)	(8,547)	(23.7)
Securities	54,396	(6,496)	(10.7)	(14,940)	(21.5)
Other assets	11,553	1,514	15.1	1,733	17.6
	$192,386	$(624)	(.3)%	$(4,181)	(2.1)%
Funding sources:
Total deposits	$111,735	$(5,314)	(4.5)%	$(5,936)	(5.0)%
Trading liabilities	15,337	(4,151)	(21.3)	(4,483)	(22.6)
Short-term borrowings	21,394	9,592	81.3	6,461	43.3
All other liabilities	5,584	790	16.5	1,022	22.4
Long-term debt	20,934	(1,105)	(5.0)	(811)	(3.7)
Shareholders’ equity	17,402	(436)	(2.4)	(434)	(2.4)
	$192,386	$(624)	(.3)%	$(4,181)	(2.1)%

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and securities purchased under resale agreements. Balances will fluctuate from period to period depending upon our liquidity position at the time. Overall balances increased from both periods as we manage our short-term liquidity to maximize earnings while retaining liquidity.

HSBC USA Inc.

Loans, Net  Loan balances at June 30, 2013, and increases (decreases) over prior periods, are summarized in the table below:

		Increase (Decrease) From
		March 31, 2013		December 31, 2012
	June 30, 2013	Amount	%	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$8,529	$210	2.5%	$72.9%
Business and corporate banking	12,391	(334)	(2.6)	(217)	(1.7)
Global banking(1)	23,339	3,621	18.4	3,330	16.6
Other commercial loans	3,005	128	4.4	(71)	(2.3)
Total commercial loans	47,264	3,625	8.3	3,114	7.1
Consumer loans:
Residential mortgages, excluding home equity mortgages	15,837	107.7		466	3.0
Home equity mortgages	2,172	(64)	(2.9)	(152)	(6.5)
Total residential mortgages	18,009	43.2		314	1.8
Credit Card	858	109	14.6	43	5.3
Other consumer	574	(4)	(.7)	(24)	(4.0)
Total consumer loans	19,441	148.8		333	1.7
Total loans	66,705	3,773	6.0	3,447	5.4
Allowance for credit losses	605	37	6.5	(42)	(6.5)
Loans, net	$66,100	$3,736	6.0%	$3,489	5.6%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to selected high quality Latin American and other multinational customers managed by HSBC on a global basis as well as to HSBC affiliates.

Commercial loan balances increased compared with both March 31, 2013 and December 31, 2012 due to new business activity, largely in global banking, including an increase of $2.2 billion and $2.5 billion, respectively, in affiliate loans. These increases were partially offset by paydowns and managed reductions in certain exposures.
Residential mortgage loans remained relatively flat compared with March 31, 2013, and increased compared with December 31, 2012, primarily due to the inclusion of approximately $310 million in guaranteed loans purchased from GNMA which had previously been recorded in other assets. Repayments on these purchased GNMA loans are predominantly insured by the FHA and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a substantial portion of our new residential loan originations and target new residential mortgage loan originations, with our Premier customer relationships.

HSBC USA Inc.

Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As a result, while the loan-to-value (“LTV”) ratios for our mortgage loan portfolio has declined since origination, we have recently seen a general improvement in refreshed loan-to-value ratios ("Refreshed LTVs"). Refreshed LTVs for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below.

	Refreshed LTVs(1)(2) at June 30, 2013		Refeshed LTVs(1)(2) at December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	82.4%	60.3%	79.5%	59.4%
80% < LTV < 90%	7.7%	13.1%	8.6%	13.3%
90% < LTV < 100%	4.8%	11.3%	5.7%	11.5%
LTV > 100%	5.1%	15.3%	6.2%	15.8%
Average LTV for portfolio	65.0%	70.4%	62.4%	71.9%

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

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of March 31, 2013 and September 30, 2012, respectively.

Credit card receivable balances, which represent our legacy HSBC Bank USA credit card portfolio, increased compared with March 31, 2013 and remained relatively flat compared with December 31, 2012. The increase since March 31, 2013 reflects the impact of seasonal improvements in our collection activities during the first quarter as customers use their tax refunds to make payments.
Other consumer loans have decreased from both March 31, 2013 and December 31, 2012 reflecting the discontinuation of student loan originations and the run-off of our installment loan and auto finance portfolios.
Loans Held for Sale  Loans held for sale at June 30, 2013 and increases (decreases) over prior periods are summarized in the following table.

		Increase (Decrease) From
		March 31, 2013		December 31, 2012
	June 30, 2013	Amount	%	Amount	%
	(dollars are in millions)
Total commercial loans	$20	$(38)	(65.5)%	$(461)	(95.8)%
Consumer loans:
Residential mortgages	275	(2)	(0.7)	(197)	(41.7)
Other consumer	64	—	—	(1)	(1.5)
Total consumer loans	339	(2)	(0.6)	(198)	(36.9)
Total loans held for sale	$359	$(40)	(10.0)%	$(659)	(64.7)%
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans are originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. During the first quarter of 2013, we completed the sale of substantially all of our remaining leveraged acquisition finance syndicated loans which we had been holding since the financial crisis. Commercial loans held for sale under this program were $3 million, $3 million and $465 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for further information. Commercial loans held for sale also includes commercial real estate loans of $55 million and $16 million at March 31, 2013 and December 31, 2012, respectively, which are originated with the intent to sell to government sponsored enterprises. There were no such loans held for sale at June 30, 2013.

HSBC USA Inc.

Residential mortgage loans held for sale historically included first mortgage loans originated and held for sale primarily to various government sponsored enterprises. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, beginning with May 2013 applications we no longer retain the servicing rights in relation to the mortgages upon sale. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $54 million, $51 million and $52 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale in all periods also include certain student loans which we no longer originate.
Consumer loans held for sale are recorded at the lower of cost or fair value. The valuation adjustment on loans held for sale was $95 million and $114 million at June 30, 2013 and December 31, 2012, respectively.
Trading Assets and Liabilities  Trading assets and liabilities balances at June 30, 2013, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		March 31, 2013		December 31, 2012
	June 30, 2013	Amount	%	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$9,050	$(1,381)	(13.2)%	$(4,109)	(31.2)%
Precious metals	9,397	(6,478)	(40.8)	(2,935)	(23.8)
Derivatives(2)	9,001	649	7.8	(1,503)	(14.3)
	$27,448	$(7,210)	(20.8)%	$(8,547)	(23.7)%
Trading liabilities:
Securities sold, not yet purchased	491	(350)	(41.6)%	284	100+
Payables for precious metals	4,545	(1,641)	(26.5)	(1,222)	(21.2)
Derivatives(3)	10,301	(2,160)	(17.3)	(3,545)	(25.6)
	$15,337	$(4,151)	(21.3)%	$(4,483)	(22.6)%

(1)
Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate and foreign bonds and debt securities.

(2)
At June 30, 2013, March 31, 2013 and December 31, 2012, the fair value of derivatives included in trading assets has been reduced by $5.0 billion, $5.3 billion and $5.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At June 30, 2013, March 31, 2013 and December 31, 2012, the fair value of derivatives included in trading liabilities has been reduced by $1.9 billion, $1.4 billion and $1.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances decreased since both March 31, 2013 and December 31, 2012 due to a decrease in U.S. Treasury, corporate and foreign sovereign positions held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased decreased since March 31, 2013 due to reduction in short US Treasury positions related to hedges of derivatives in the interest rate trading portfolio. Balances of securities sold, not yet purchased increased since December 31, 2012 due to an increase in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased at June 30, 2013 compared with both March 31, 2013 and December 31, 2012 due primarily to a decrease in our own inventory positions held as hedges for client activity, declines in spot rates and, to a lesser extent, a decrease in unallocated metal balances held for customers. The lower payable for precious metals compared with both March 31, 2013 and December 31, 2012 was primarily due to a decrease in unallocated customer balances.
Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, where the fair value would appear in the derivative line in the table above.
Derivative assets balances at June 30, 2013 increased compared with March 31, 2013 and decreased compared with December 31, 2012. Derivative liabilities balances at June 30, 2013 decreased compared with both March 31, 2013 and December 31, 2012. The decreases were mainly due to market movements as valuations of interest rate, foreign exchange and credit derivatives all declined. The balances also reflect the continued decrease in credit derivative positions as a number of transaction unwinds and

HSBC USA Inc.

commutations reduced the outstanding market value as we continue to actively reduce the exposure in the legacy structured credit business. More than offsetting these decreases as it relates to derivative assets balances compared with March 31, 2013 were increases in emerging markets and metal derivatives as short positions increased as prices reduced offsetting positions in securities and metals.
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since both March 31, 2013 and December 31, 2012 reflect the sale of $10.0 billion and $22.3 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. Partially offsetting the decline was the addition of $218 million of securities held-to-maturity as a result of the consolidation of a VIE in the second quarter of 2013. See Note 4, “Securities,” in the accompanying consolidated financial statements for additional information.
Deposits  Deposit balances by major depositor categories at June 30, 2013, and increases (decreases) over prior periods are summarized in the following table.

		Increase (Decrease) From
		March 31, 2013		December 31, 2012
	June 30, 2013	Amount	%	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$91,430	$(4,724)	(4.9)%	$(4,420)	(4.6)%
Domestic and foreign banks	18,827	(376)	(2.0)%	(1,432)	(7.1)%
U.S. government and states and political subdivisions	972	3.3%		279	40.3%
Foreign governments and official institutions	506	(217)	(30.0)%	(363)	(41.8)%
Total deposits	$111,735	$(5,314)	(4.5)%	$(5,936)	(5.0)%
Total core deposits(1)	$86,711	$(2,460)	(2.8)%	(3,370)	(3.7)%

(1)
We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during the first quarter of 2013. Deposits at June 30, 2013 declined compared with March 31, and December 31, 2012. Core domestic deposits which are a substantial source of our core liquidity, also decreased compared with both March 31, 2013 and December 31, 2012 driven largely by a strategic decision to actively reduce deposit interest rates particularly in the non-premier segments. The strategy for our core retail banking business, includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits have decreased to $21.6 billion at June 30, 2013 as compared with $22.5 billion and $22.8 billion at March 31, 2013 and December 31, 2012, respectively, primarily as a result of the impact of the deposit rate reductions; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity. We have made reductions to rates on certain deposits and, while we have seen declines in the associated deposit balances, we still retain substantial levels of liquidity.

HSBC USA Inc.

Short-Term Borrowings  Short-term borrowings at June 30, 2013 increased compared with both March 31, 2013 and December 31, 2012 largely as a result of increased levels of securities sold under agreements to repurchase. Short-term borrowings at June 30, 2013 also reflects $400 million of commercial paper due to the consolidation of a VIE in the second quarter of 2013.
Long-Term Debt  Long-term debt at June 30, 2013 decreased as compared with both March 31, 2013 and December 31, 2012, due to the impact of debt retirements partially offset by debt issuances which included $1.7 billion and $3.5 billion, respectively, of medium-term notes, of which $922 million and $1.9 billion, respectively, was issued by HSBC Bank USA.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $922 million and $1.9 billion during the three and six months ended June 30, 2013, respectively, compared with $55 million and $202 million during the three and six months ended June 30, 2012, respectively. Total debt outstanding under this program was $4.6 billion and $4.8 billion at June 30, 2013 and December 31, 2012. Given the adequate liquidity of HSBC Bank USA, we do not anticipate the Global Bank Note Program being heavily used in the future as deposits will continue to be the primary funding source for HSBC Bank USA.
Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $750 million and $1.6 billion during the three and six months ended June 30, 2013 compared with $1.2 billion and $4.5 billion during the three and six months ended June 30, 2012, respectively. Total long-term debt outstanding under this shelf was $10 billion and $10.1 billion at June 30, 2013 and December 31, 2012, respectively.
Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at June 30, 2013 and December 31, 2012. At June 30, 2013, we had the ability to access further borrowings of up to $4.3 billion based on the amount pledged as collateral with the FHLB.

HSBC USA Inc.

Residential Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. Residential mortgage loan real estate owned ("REO") totaled $27 million and $28 million at June 30, 2013 and December 31, 2012, respectively. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Number of REO properties at end of period	246	240	221	203	188
Number of properties added to REO inventory in the period	86	119	96	87	88
Average loss on sale of REO properties(1)	4.6%	5.0%	1.6%	2.1%	8.0%
Average total loss on foreclosed properties(2)	46.8%	47.8%	45.4%	46.8%	48.7%
Average time to sell REO properties (in days)	197	280	285	296	273

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
As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first and second quarter of 2013, we added 119 properties and 86 properties, respectively, to REO inventory. We expect that the number of REO properties added to inventory may increase during 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.
In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.
The number of REO properties at June 30, 2013 increased as compared with March 31, 2013 and December 31, 2012. We have resumed processing suspended foreclosure actions in substantially all states and have referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states.
The average loss on sale of REO properties and the average total loss on foreclosed properties improved during the second quarter of 2013 as compared with the first quarter of 2013 due to improvements in home prices. Compared with the fourth quarter of 2012, these ratios increased as we had taken title by accepting a deed-in-lieu for fewer REO properties sold during the current period. Total losses on deed-in-lieu are typically lower than losses from REO properties acquired through the standard foreclosure process.

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
In the following table which summarizes the significant components of net interest income, interest expense includes $10 million and $50 million in the three and six months ended June 30, 2012, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Yield on total earning assets	1.89%	1.97%	1.90%	2.06%
Expense on interest bearing liabilities	.81	.89	.82	.88
Interest rate spread	1.08	1.08	1.08	1.18
Benefit from net non-interest paying funds(1)	.22	.21	.22	.17
Net interest margin	1.30%	1.29%	1.30%	1.35%

(1)	Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. The increased percentages reflect growth in this excess.
Significant trends affecting the comparability of the three and six months ended June 30, 2013 and 2012 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount	Interest Rate Spread	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$529	1.08%	$1,081	1.18%
Increase (decrease) in net interest income associated with:
Trading related activities	7		1
Balance sheet management activities(1)	10		(19)
Commercial loans	37		111
Deposits	(21)		(31)
Residential mortgage banking	(7)		(7)
Interest on estimated tax exposures	(8)		(12)
Other activity	(24)		(91)
Net interest income/interest rate spread for current year	$523	1.08%	$1,033	1.08%

(1)
Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to managing such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities  Net interest income for trading related activities increased during the three and six months ended June 30, 2013 as lower funding costs were partially offset by lower average balances as well as, in the year-to-date period, lower rates earned on interest earning trading assets.
Balance sheet management activities  Higher net interest income from balance sheet management activities during the three months ended June 30, 2013 reflects lower funding costs. Net interest income from balance sheet management activities was lower during

HSBC USA Inc.

the six months ended June 30, 2013 as lower funding costs were more than offset by the impact of the sale of certain securities for risk management purposes and a lower interest rate environment.
Commercial loans  Net interest income on commercial loans increased during the three and six months ended June 30, 2013 primarily due to higher average loan balances due to new business activity as well as lower levels of nonperforming loans which was partially offset by a lower average yield on these loans.
Deposits Lower net interest income during the three and six months ended June 30, 2013 primarily reflects the impact of lower rates of return on invested capital and, to a lesser extent, lower average balances and lower rates paid on interest bearing deposits.
Residential mortgage banking revenue Net interest income on residential mortgage banking revenue was lower in both periods as lower residential mortgage average outstanding balances (and the associated net interest income) primarily as a result of the sale of branches to First Niagara in 2012 and continued higher portfolio prepayments were partially offset by widening interest spreads largely as a result of lower portfolio funding costs.
Interest on estimated tax exposures  Net interest income during the three and six months ended June 30, 2013 reflects the impact of higher interest expense associated with tax reserves on estimated exposures.
Other activity  Net interest income on other activity was lower during the three and six months ended June 30, 2013, largely driven by lower rates of return on invested capital related to short-term and long-term borrowing.
Provision for Credit Losses  The provision for credit losses associated with our various loan portfolios is summarized in the following table:

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(14)	$(5)	$(9)	(100+)
Business and corporate banking	15	15	—	—
Global banking	29	19	10	52.6
Other commercial	(4)	(7)	3	42.9
Total commercial	$26	$22	$4	18.2%
Consumer:
Residential mortgages, excluding home equity mortgages	14	24	(10)	(41.7)%
Home equity mortgages	13	34	(21)	(61.8)
Credit card receivables	13	9	4	44.4
Other consumer	1	—	1	100+
Total consumer	41	67	(26)	(38.8)
Total provision for credit losses	$67	$89	$(22)	(24.7)%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(5)	$(25)	$20	80.0%
Business and corporate banking	17	21	(4)	(19.0)
Global banking	28	(3)	31	100+
Other commercial	(4)	(9)	5	55.6
Total commercial	$36	$(16)	$52	100+
Consumer:
Residential mortgages, excluding home equity mortgages	11	39	(28)	(71.8)%
Home equity mortgages	30	42	(12)	(28.6)
Credit card receivables	11	20	(9)	(45.0)
Other consumer	—	4	(4)	(100.0)
Total consumer	52	105	(53)	(50.5)
Total provision for credit losses	$88	$89	$(1)	(1.1)%

HSBC USA Inc.

During the three months ended June 30, 2013, our provision for credit losses decreased $22 million driven by a lower provision or credit losses in our consumer loan portfolio, while our commercial loan credit loss provision increased modestly. Our provision for credit losses decreased $1 million during the six months ended June 30, 2013 driven by a higher provision for credit losses in our commercial loan portfolio partially offset by a lower credit loss provision in our consumer loan portfolio. Our provision as a percentage of average receivables was .10 percent and .14 percent during the three and six months ended June 30, 2013, respectively. During the three months ended June 30, 2013, we increased credit loss reserves as the provision for credit losses was $37 million higher than net charge-offs. During the six months ended June 30, 2013, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $42 million.
In our commercial portfolio, the provision for credit losses increased in both periods reflecting higher levels of reserves for risk factors primarily associated with large Global Banking and Markets loan exposures. In addition, while we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels in 2013, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships in both years resulted in a higher overall release in our credit loss reserves in the prior year periods.
The provision for credit losses on residential mortgages including home equity mortgages decreased $31 million and $40 million during the three and six months ended June 30, 2013, respectively, as compared with the year-ago periods driven by continued improvements in economic and credit conditions including lower dollars of delinquency on reservable accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates.
The provision for credit losses associated with credit card receivables increased $4 million during the three month period ended June 30, 2013 due to increases in late stage delinquency roll rates, partially offset by lower dollars of delinquency and lower receivable levels. In the six months ended June 30, 2013, the provision for credit losses associated with credit card receivables decreased $9 million reflecting improved economic conditions, including lower dollars of delinquency, improvements in loan delinquency roll rates and lower receivable levels.
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

HSBC USA Inc.

Other Revenues  The components of other revenues are summarized in the following tables.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Credit card fees	$21	$22	$(1)	(4.5)%
Other fees and commissions	176	185	(9)	(4.9)
Trust income	31	25	6	24.0
Trading revenue	107	84	23	27.4
Other securities gains, net	23	65	(42)	(64.6)
HSBC affiliate income:
Fees and commissions	44	36	8	22.2
Other affiliate income	15	10	5	50.0
Total HSBC affiliate income	59	46	13	28.3
Residential mortgage banking revenue(1)	9	2	7	100+
Gain on instruments designated at fair value and related derivatives	115	141	(26)	(18.4)
Gain on sale of branches	—	330	(330)	(100.0)%
Other income:
Valuation of loans held for sale	6	(2)	8	100+
Insurance	3	2	1	50.0
Earnings from equity investments	1	(3)	4	100+
Miscellaneous income	15	(18)	33	100+
Total other income	25	(21)	46	100+
Total other revenues	$566	$879	$(313)	(35.6)%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Credit card fees	$34	$52	$(18)	(34.6)%
Other fees and commissions	346	396	(50)	(12.6)
Trust income	63	50	13	26.0
Trading revenue	271	282	(11)	(3.9)
Other securities gains, net	154	95	59	62.1
HSBC affiliate income:
Fees and commissions	86	82	4	4.9
Other affiliate income	27	20	7	35.0
Total HSBC affiliate income	113	102	11	10.8
Residential mortgage banking revenue(1)	55	27	28	100+
Gain (loss) on instruments designated at fair value and related derivatives	88	(71)	159	100+
Gain on sale of branches	—	330	(330)	(100.0)%
Other income:
Valuation of loans held for sale	9	(3)	12	100+
Insurance	4	4	—	—
Earnings from equity investments	2	(1)	3	100+
Miscellaneous income	19	—	19	100+
Total other income	34	—	34	100+
Total other revenues	$1,158	$1,263	$(105)	(8.3)%

HSBC USA Inc.

(1)	Includes servicing fees received from HSBC Finance of less than $1 million and $2 million during the three months ended March 31, 2013 and 2012, respectively.
Credit card fees  Credit card fees declined during both periods largely due to lower outstanding balances driven by the sale of a portion of the portfolio as part of the sale of 195 retail branches in 2012 as well as a trend towards lower late fees due to improved customer behavior.
Other fees and commissions  Other fee-based income decreased during the three and six months ended June 30, 2013. The decrease in both periods was due to lower account service related fees primarily due to the impact of the sale of 195 retail branches as discussed above and a decline in custodial fees due to decrease in precious metal related fees. Also impacting the six months ended June 30, 2013 was a decrease in credit facility related fees primarily due to a decrease in syndication fees as well as a decrease in other fees due to the impact of the sale of 195 retail branches. The components of other fees and commissions are summarized in the following table.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Account services	$71	$77	(6)	(7.8)
Credit facilities	52	52	—	—
Custodial fees	14	17	(3)	(17.6)
Other fees	39	39	—	—
Total other fees and commissions	$176	$185	$(9)	(4.9)%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Account services	$140	$159	(19)	(11.9)
Credit facilities	104	117	(13)	(11.1)
Custodial fees	32	36	(4)	(11.1)
Other fees	70	84	(14)	(16.7)
Total other fees and commissions	$346	$396	$(50)	(12.6)%
Trust income  Trust income increased during both periods due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management.

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

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Trading revenue	$107	$84	$23	27.4%
Net interest income	(5)	(11)	6	54.5
Trading related revenue	$102	$73	$29	39.7%
Business:
Derivatives(1)	$26	$25	$1	4.0%
Balance sheet management	7	(14)	21	100+
Foreign exchange	43	51	(8)	(15.7)
Precious metals	22	9	13	100+
Global banking	1	(1)	2	100+
Other trading	3	3	—	—
Trading related revenue	$102	$73	$29	39.7%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Trading revenue	$271	$282	$(11)	(3.9)%
Net interest income	(15)	(17)	2	11.8
Trading related revenue	$256	$265	$(9)	(3.4)%
Business:
Derivatives(1)	$95	$89	$6	6.7%
Balance sheet management	4	(3)	7	100+
Foreign exchange	108	122	(14)	(11.5)
Precious metals	48	41	7	17.1
Global banking	1	2	(1)	(50.0)
Other trading	—	14	(14)	(100.0)
Trading related revenue	$256	$265	$(9)	(3.4)%

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue during the three and six months ended June 30, 2013 reflects higher revenue from economic hedges employed by balance sheet management to manage interest rate risk as well as higher precious metals and derivatives revenue. Foreign exchange revenue was lower driven by a reduction in trade volumes and price volatility. In the year-to-date period, declines in foreign exchange revenue and other trading revenue more than offset the improvements in revenue associated with balance sheet management, precious metals and derivatives. Revenue increased in precious metals from greater price volatility and in derivatives from valuation gains in structured credit products. Derivative performance also reflects a change in estimation methodology beginning in the fourth quarter of 2012 with respect to credit valuation adjustments and debit valuation adjustments to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation consistent with evolving market practices. Lower revenue from other trading activities in the year-to-date period reflects valuation adjustments that were previously included in other trading that are now being included in other business lines.
Trading revenue related to derivatives products increased during the three and six months ended June 30, 2013, impacted by a change in credit risk adjustment estimates. Derivatives revenue was also impacted by higher valuation gains from structured credit products in both periods, partially offset by declines in emerging markets related derivatives revenue, which was impacted by weakening economic conditions in Latin America.

HSBC USA Inc.

Trading revenue related to balance sheet management activities increased during the three and six months ended June 30, 2013 primarily due to higher revenue from economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue decreased during the three and six months ended June 30, 2013 due to lower revenue from a reduction in trade volumes and price volatility.
Precious metals trading revenues increased during the three and six months ended June 30, 2013 as a result of increased metals price volatility.
Other trading revenue was flat during the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013. The decrease in the year-to-date period reflects valuation adjustments that were previously included in other trading that are now being included in other business lines.
Other securities gains, net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. In the second quarter and first six months of 2013, we sold $10.0 billion and $22.3 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and recognized gains of $83 million and $207 million and losses of $60 million and $61 million, respectively, which is included as a component of other security gains, net above. In the second quarter and first six months of 2012, we sold $3.0 billion and $7.4 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $132 million and $201 million and losses of $67 million and $106 million, respectively.
HSBC affiliate income  Affiliate income increased in both the three and six months ended June 30, 2013 primarily due to higher billings associated with internal audit activities performed for other HSBC affiliates.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Net interest income	$44	$51	$(7)	(13.7)%
Servicing related income:
Servicing fee income	21	22	(1)	(4.5)
Changes in fair value of MSRs due to:
Changes in valuation, including inputs or assumptions	42	(31)	73	100+
Realization of cash flows	(13)	(16)	3	18.8
Trading – Derivative instruments used to offset changes in value of MSRs	(34)	38	(72)	(100+)
Total servicing related income	16	13	3	23.1
Originations and sales related income:
Gains on sales of residential mortgages	8	15	(7)	(46.7)
Provision for repurchase obligations	(23)	(32)	9	28.1
Trading and hedging activity	4	(3)	7	100+
Total originations and sales related income	(11)	(20)	9	45.0
Other mortgage income	4	9	(5)	(55.6)
Total residential mortgage banking revenue included in other revenues	9	2	7	100+
Total residential mortgage banking related revenue	$53	$53	$—	—%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Net interest income	$95	$102	$(7)	(6.9)%
Servicing related income:
Servicing fee income	42	47	(5)	(10.6)
Changes in fair value of MSRs due to:
Changes in valuation, including inputs or assumptions	68	(15)	83	100+
Realization of cash flows	(23)	(32)	9	28.1
Trading – Derivative instruments used to offset changes in value of MSRs	(41)	26	(67)	(100+)
Total servicing related income	46	26	20	76.9
Originations and sales related income:
Gains on sales of residential mortgages	32	33	(1)	(3.0)
Provision for repurchase obligations	(36)	(53)	17	32.1
Trading and hedging activity	4	4	—	—
Total originations and sales related income	—	(16)	16	100.0
Other mortgage income	9	17	(8)	(47.1)
Total residential mortgage banking revenue included in other revenues	55	27	28	100+
Total residential mortgage banking related revenue	$150	$129	$21	16.3%
Net interest income in both periods was lower compared with the year-ago periods as lower residential mortgage average outstanding balances (and the associated net interest income) primarily as a result of the sale of branches to First Niagara in 2012 and continued higher portfolio prepayments were partially offset by widening interest spreads largely the result of lower portfolio funding costs. Consistent with our Premier strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans consist primarily of conforming non-premier loans sold to government sponsored enterprises.

HSBC USA Inc.

Total servicing related income increased in the three and six months ended June 30, 2013 driven by improved net hedged MSR performance partially offset by lower net servicing fees driven by a lower serviced loan portfolio as a result of prepayments in excess of new additions to the serviced portfolio. As a result of our strategic relationship with PHH Mortgage, beginning in May 2013 we no longer add new volume to our serviced portfolio as all loans are now sold on a servicing released basis. Changes in MSR valuations are driven by updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing. Consequently, primarily as a result of rising mortgage rates, the MSR asset fair value increased in the three and six months ended June 30, 2013 partially offset by losses on instruments used to hedge changes in the fair value of the MSRs.
Originations and sales related income improved in the three and six months ended June 30, 2013 largely due to lower loss provisions for loan repurchase obligations associated with loans previously sold. During the three and six months ended June 30, 2013, we recorded a charge of $23 million and $36 million, respectively, due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared with a charge of $32 million and $53 million, respectively, in the year-ago periods.
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
Gain on sale of branches As discussed above, in May 2012 we completed the sale of 138 non-strategic retail branches to First Niagara and recognized a pre-tax gain, net of allocated non-deductible goodwill, of $330 million. We completed the sale of the remaining 57 branches in the third quarter of 2012. See Note 2, "Discontinued Operations" for additional information.
Valuation of loans held for sale  Valuation adjustments on loans held for sale improved during the three and six months ended June 30, 2013 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $54 million and $52 million as of June 30, 2013 and December 31, 2012, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.
Other income Other income, excluding the valuation of loans held for sale as discussed above, increased during the three and six months ended June 30, 2013 driven by higher income associated with fair value hedge ineffectiveness related to securities available-for-sale.

HSBC USA Inc.

Operating Expenses  The components of operating expenses are summarized in the following table.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Salary and employee benefits	$247	$246	1.4%
Occupancy expense, net	57	57	—	—
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	5	7	(2)	(28.6)
Fees paid to HMUS	54	79	(25)	(31.6)
Fees paid to HTSU	242	240	2.8
Fees paid to other HSBC affiliates	61	60	1	1.7
Total support services from HSBC affiliates	362	386	(24)	(6.2)
Expense related to certain regulatory matters	—	700	(700)	(100.0)
Other expenses:
Equipment and software	13	11	2	18.2
Marketing	8	11	(3)	(27.3)
Outside services	31	27	4	14.8
Professional fees	29	31	(2)	(6.5)
Postage, printing and office supplies	2	3	(1)	(33.3)
Off-balance sheet credit reserves	(21)	(4)	(17)	(100+)
FDIC assessment fee	20	26	(6)	(23.1)
Insurance business	1	2	(1)	(50.0)
Miscellaneous	39	71	(32)	(45.1)
Total other expenses	122	178	(56)	(31.5)
Total operating expenses	$788	$1,567	$(779)	(49.7)%
Personnel - average number	6,589	6,837
Efficiency ratio	72.7%	110.8%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(dollars are in millions)
Salary and employee benefits	$499	$526	(27)	(5.1)
Occupancy expense, net	116	116	—	—
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	9	17	(8)	(47.1)
Fees paid to HMUS	106	161	(55)	(34.2)
Fees paid to HTSU	475	474	1.2
Fees paid to other HSBC affiliates	96	119	(23)	(19.3)
Total support services from HSBC affiliates	686	771	(85)	(11.0)
Expense related to certain regulatory matters	—	700	(700)	(100.0)
Other expenses:
Equipment and software	28	22	6	27.3
Marketing	18	25	(7)	(28.0)
Outside services	53	47	6	12.8
Professional fees	54	61	(7)	(11.5)
Postage, printing and office supplies	4	8	(4)	(50.0)
Off-balance sheet credit reserves	(17)	(12)	(5)	(41.7)
FDIC assessment fee	42	54	(12)	(22.2)
Insurance business	1	2	(1)	(50.0)
Miscellaneous	93	120	(27)	(22.5)
Total other expenses	276	327	(51)	(15.6)
Total operating expenses	$1,577	$2,440	$(863)	(35.4)%
Personnel - average number	6,707	8,526
Efficiency ratio	72.3%	102.3%
Salaries and employee benefits  Salaries and employee benefits expense remained relatively flat during the three months ended June 30, 2013, but declined during the six months ended June 30, 2013. While both 2013 periods benefited from the impact of the sale of 195 non-strategic retail branches completed in 2012 and continued cost management efforts, these improvements were partially offset by higher salaries expense relating to expansion activities associated with certain businesses, an increase to the incentive accrual and higher severance costs in the second quarter of 2013.
Occupancy expense, net  Occupancy expense remained flat during the three and six months ended June 30, 2013.
Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans and, prior to May 1, 2012, certain credit card receivables. Lower support services from HSBC affiliates during the three and six months ended June 30, 2013 reflects lower fees paid to HMUS largely related to lower compliance costs as the prior year periods reflect investment in AML process enhancements and infrastructure which did not occur at the same level in 2013 and lower fees paid to HSBC Finance, which no longer services our credit card portfolio. Compliance costs reflected in support services from affiliates totaled $68 million and $135 million during the three and six months ended June 30, 2013, respectively, compared with $85 million and $164 million in the year-ago periods.
Expense related to certain regulatory matters Included in the three and six months ended June 30, 2012 is an expense of $700 million related to certain regulatory matters. See Note 21, "Litigation and Regulatory Matters" for additional information.
Marketing expenses  Lower marketing and promotional expenses in the three and six months ended June 30, 2013 resulted from continued optimization of marketing spend as a result of general cost saving initiatives.
Other expenses  Other expenses (excluding marketing expenses) decreased during the three and six months ended June 30, 2013 primarily due to lower loss estimates associated with off-balance credit exposures, lower FDIC assessment fees, lower professional fees associated with compliance and lower litigation costs and fraud related losses.

HSBC USA Inc.

Efficiency ratio  Our efficiency ratio from continuing operations was 72.7 percent and 72.3 percent during the three and six months ended June 30, 2013, respectively, compared with 110.8 percent and 102.3 percent during the year-ago periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the three and six months ended June 30, 2013 improved to 76.4 percent and 72.7 percent, respectively, compared with 122.1 percent and 98.6 percent in the year-ago periods due to a decrease in operating expenses partially offset by a decrease in net interest income and in other revenues as the prior year periods include a $330 million pre-tax gain from the sale of certain branches to First Niagara. While operating expenses declined in both periods driven by the impact of our retail branch divestitures, cost mitigation efforts and the non-recurrence of a $700 million expense in the second quarter of 2012 related certain regulatory matters, they continue to reflect elevated levels of compliance costs.

Segment Results – IFRS

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, “Business” in our 2012 Form 10-K. Our segment results are reported on a continuing operations basis. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2012 Form 10-K except as noted below.
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
Retail Banking and Wealth Management (“RBWM”)  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. During the first half of 2013, we continued to direct resources towards the development and delivery of premium service, client needs based wealth and banking services with particular focus on HSBC Premier, HSBC's global banking service that offers customers a seamless international service. In order to align our retail network to our strategic focus on internationally connected markets and customers, in 2012 we sold 195 branches, primarily in our non-strategic upstate New York region and closed and/or consolidated a further 13 branches in Connecticut and New Jersey.
Consistent with our strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans historically consist primarily of conforming loans sold to GSEs and beginning in May 2013, PHH Mortgage. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties. Historically, we retained the servicing rights in relation to the mortgages upon sale. Beginning with May 2013 applications, new conforming loans will be sold servicing released to PHH Mortgage. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage, we now sell our agency eligible originations beginning with May 2013 applications directly to PHH Mortgage on a servicing released basis which will result in no new mortgage servicing rights being recognized going forward.

HSBC USA Inc.

The following table summarizes the IFRS results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$206	$197	$9	4.6%
Other operating income	82	262	(180)	(68.7)
Total operating income	288	459	(171)	(37.3)
Loan impairment charges	21	61	(40)	(65.6)
	267	398	(131)	(32.9)
Operating expenses	300	321	(21)	(6.5)
Profit (loss) before tax	$(33)	$77	$(110)	(100+)

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$421	$444	$(23)	(5.2)%
Other operating income	189	359	(170)	(47.4)
Total operating income	610	803	(193)	(24.0)
Loan impairment charges	53	102	(49)	(48.0)
	557	701	(144)	(20.5)
Operating expenses	591	642	(51)	(7.9)
Profit (loss) before tax	$(34)	$59	$(93)	(100+)
Our RBWM segment reported a lower profit before tax during the three and six months ended June 30, 2013, as both prior year periods include a gain of $180 million relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, profit before tax improved $70 million and $87 million, respectively, during the three and six month periods ended June 30, 2013 as compared with the corresponding prior year periods driven by lower loan impairment charges and lower operating expenses.
Net interest income was lower during the six months ended June 30, 2013 driven by lower deposit levels as a result of the branch sale to First Niagara. Partially offsetting the impact of branch sale to First Niagara in the year-to-date period and favorably impacting the three months ended June 30, 2013 were margin improvements due to active pricing of the deposit base especially in the non-premier segments. Residential mortgage average balances were lower than the year-ago period due to the impact of the branch sales partially offset by an increase in residential mortgage loans to our Premier customers.
Other operating income included a gain from the partial completion of the sale of certain branches to First Niagara totaling $180 million in the three and six months ended June 30, 2012. Excluding the gain on the sale of branches, other operating income increased in the year-to-date period driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans and improved net hedged mortgage servicing rights results.
Loan impairment charges decreased during the three and six months ended June 30, 2013 driven by significant improvements in market value adjustments on loan collateral due to improvements in home prices as well as continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, improvements in delinquency roll rates as well as lower charge offs in the current year. In the second quarter of 2013, we updated our review under IFRS to reflect the period of time after a loss event a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate loans collectively evaluated for impairment using a roll rate migration analysis of 12 months. This resulted in an incremental loan impairment charge of approximately $15 million under IFRS during the second quarter of 2013.
Operating expenses were lower in both periods primarily due to the sale of the 195 branches to First Niagara as well as lower compliance costs and decreases in expenses driven by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas, as well as reduced marketing expenditures. Partially offsetting these

HSBC USA Inc.

improvements was the impact of a reduction in the amount of branch costs allocated to Commercial Banking and the non-recurrence of $12 million in costs in both prior year periods associated with penalties related to foreclosure delays involving loans serviced for GSEs.
Commercial Banking (“CMB”)  CMB's business strategy is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of internationally minded customers. Our Commercial Banking segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on the client's needs. Whether it is through commercial centers, retail branch network, or via HSBCnet, CMB provides customers with the products and services needed to grow their businesses internationally. Our relationship managers operate within a robust, customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship. In first half of 2013, an increase in the number of relationship managers and product partners is enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest.
During the first half of 2013, new loan originations have resulted in a 15 percent increase in average loans outstanding to Corporate Banking customers since June 30, 2012. The Commercial Real Estate group is focusing on selective business opportunities in markets with strong portfolio expertise, which resulted in a 13 percent increase in average outstanding loans for this portfolio since June 30, 2012. Total average loans increased 10 percent across all CMB business lines as compared with June 30, 2012.
The following table summarizes the IFRS results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$172	$160	$12	7.5%
Other operating income	77	267	(190)	(71.2)
Total operating income	249	427	(178)	(41.7)
Loan impairment charges (recoveries)	1	8	(7)	(87.5)
	248	419	(171)	(40.8)
Operating expenses	171	168	3	1.8
Profit before tax	$77	$251	$(174)	(69.3)%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$342	$330	$12	3.6%
Other operating income	142	335	(193)	(57.6)
Total operating income	484	665	(181)	(27.2)
Loan impairment charges (recoveries)	15	(9)	24	100+
	469	674	(205)	(30.4)
Operating expenses	333	332	1.3
Profit before tax	$136	$342	$(206)	(60.2)%
Our CMB segment reported a lower profit before tax during the three and six months ended June 30, 2013 as both prior year periods include a gain of $213 million relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, profit before tax improved $39 million and $7 million, respectively, during the three and six months ended June 30, 2013 as compared with the corresponding prior year periods driven by higher other operating income and higher net interest income, partially offset in the year-to-date period by higher loan impairment charges.
Net interest income during both periods increased as the favorable impact of higher loan balances in expansion markets were partially offset by lower business banking revenue due to the branch sale.
Other operating income included a gain from the partial completion of the sale of certain branches to First Niagara totaling $213 million in the three and six months ended June 30, 2012. Excluding the gain on the sale of branches, other operating income was higher during both periods due to higher fees generated from trade services, foreign currency revenue and credit commitments,

HSBC USA Inc.

as well as an increase in debt and leverage acquisition financing activity was partially offset by lower interchange and deposit service fees primarily due to the branch sale.
Loan impairment charges were lower during the three months ended June 30, 2013 due to loan recoveries primarily in the commercial real estate portfolio. Loan impairment charges were higher during the six months ended June 30, 2013 compared with the year-ago periods due to a lower level of recoveries and higher provisions as a result of loan growth in expansion markets.
Operating expenses increased slightly during the three and six months ended June 30, 2013 as additional expenses relating to staffing increases in growth markets as well as higher technology infrastructure costs were partially offset by a reduction in network costs due to the branch sale and a reduction in the amount of branch costs allocated from RBWM.
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
We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher average corporate loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other global businesses. Global Banking and Markets segment results during the first half of 2013 benefited from more stable U.S. financial market conditions, which reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices. Economic factors in Latin America, however, were more volatile and marked broadly by higher interest rates and wider credit spreads. This environment led to improved results from domestic related rates and credit products but resulted in a decline in emerging markets related revenue within rates and credit products. Balance sheet management revenue increased from higher gains from the sale of securities associated with a continued re-balancing of the portfolio for risk management purposes based on the low interest rate environment, while other global markets performance improved due to fair value adjustment gains on our structured note liabilities and debit valuation adjustment gains related to derivative contracts, which were made to reflect fair value changes in our own credit risk. The liquidity costs on unused credit commitments decreased resulting in a slight widening of the average spread on the corporate loan portfolio. This change coupled with continued corporate loan growth resulted in higher Financing revenue growth during the three and six months ending June 30, 2013. Partially offsetting these revenue gains were reductions in foreign exchange and transaction services.

HSBC USA Inc.

The following table summarizes IFRS results for the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$125	$167	$(42)	(25.1)%
Other operating income	295	165	130	78.8
Total operating income	420	332	88	26.5
Loan impairment charges (recoveries)	6	23	(17)	(73.9)
	414	309	105	34.0
Operating expenses	250	236	14	5.9
Profit before tax	$164	$73	$91	100+

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$234	$310	$(76)	(24.5)%
Other operating income	677	491	186	37.9
Total operating income	911	801	110	13.7
Loan impairment charges (recoveries)	9	(8)	17	100+
	902	809	93	11.5
Operating expenses	480	495	(15)	(3.0)
Profit before tax	$422	$314	$108	34.4%

HSBC USA Inc.

The following table summarizes the impact of key activities on total operating income of the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Foreign exchange and metals	$96	$80	$16	20.0%
Credit(1)	38	(13)	51	100+
Rates	21	54	(33)	(61.1)
Equities	7	3	4	100+
Other Global Markets	7	(51)	58	100+
Total Global Markets	169	73	96	100+
Financing	57	46	11	23.9
Payments and cash management	84	87	(3)	(3.4)
Other transaction services	13	22	(9)	(40.9)
Total Global Banking	154	155	(1)	(.6)
Balance Sheet Management(2)	91	110	(19)	(17.3)
Other	6	(6)	12	(100+)
Total operating income	$420	$332	$88	26.5%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Foreign exchange and metals	$190	$206	$(16)	(7.8)%
Credit(1)	66	10	56	100+
Rates	65	97	(32)	(33.0)
Equities	10	8	2	25.0
Other Global Markets	23	(42)	65	100+
Total Global Markets	354	279	75	26.9
Financing	103	78	25	32.1
Payments and cash management	162	170	(8)	(4.7)
Other transaction services	29	51	(22)	(43.1)
Total Global Banking	294	299	(5)	(1.7)
Balance Sheet Management(2)	257	228	29	12.7
Other	6	(5)	11	(100+)
Total operating income	$911	$801	$110	13.7%

(1)
Credit includes gains of $34 million and $66 million in the three and six months ended June 30, 2013, respectively, compared with a loss of $8 million and a gain of $19 million in the three and six months ended June 30, 2012, respectively, of revenue related to valuation adjustments on structured credit products and mortgage loans held for sale which we no longer offer.

(2)
Includes gains on the sale of securities of $23 million and $154 million in the three and six months ended June 30, 2013, respectively, compared with gains on the sale of securities of $65 million and $90 million in the three and six months ended June 30, 2012, respectively.

Our GBM segment reported a higher profit before tax during the three and six months ended June 30, 2013 driven by higher other operating income, partially offset by lower net interest income. Profit before tax during the three months ended June 30. 2013 was also impacted by lower loan impairment charges (recoveries) partially offset by higher operating expenses. Profit before tax during the six months ended June 30, 2013 was also impacted by lower operating expenses partially offset by higher loan impairment charges (recoveries).
Net interest income decreased in both periods due to lower rates on investment balances including the impact of security sales, partially offset by an increase due to growth of corporate loan balances.

HSBC USA Inc.

 Other operating income increased during the three and six months ended June 30, 2013 due to an increase from fair value adjustments on our structured note liabilities and debit value adjustments on derivative contracts, which both reflect changes in our own credit risk. Revenue from Credit improved during both periods, substantially due to valuation adjustments on legacy structured credit and mortgage held for sale. In addition, revenues increased in both periods from the performance of economic hedges employed by Balance Sheet Management to manage interest rate risk, and in Financing related to loan activities. These improvements were partially offset by lower revenue during both periods in Rates, mainly from emerging markets related products due to weaker economic conditions in Latin America and a decline in other transaction services revenue resulting from the transfer of our fund services business to an affiliate entity. Balance Sheet Management also reflected lower gains from the sale of securities during the three month period, but higher gains from the sales of securities during the six months ended June 30, 2013 due to sales associated with a continued re-balancing of the portfolio for risk management purposes based on the low interest rate environment. Foreign exchange revenue declined during the six month period ended June 30, 2013, from a reduction in trading volumes and price volatility.
Other operating income reflected gains on structured credit products of $26 million and $57 million during the three and six months ended June 30, 2013, respectively, compared with losses of $6 million and gains of $25 million during the three and six months ended June 30, 2012, respectively. Included in structured credit products were exposures to monoline insurance companies that resulted in gains of $21 million and $41 million during the three and six months ended June 30, 2013, respectively, compared with losses of $18 million and $10 million during the year-ago periods. Valuation gains of $6 million and $8 million during the three and six months ended June 30, 2013, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale compared with valuation losses of $2 million and $4 million during the year-ago periods.
Loan impairment charges increased during the six months ended June 30, 2013 compared with the year-ago period reflecting higher levels of impairment allowances for risk factors primarily associated with large loan exposures as well as a lower level of recoveries partially offset by lower loss estimates associated with off-balance credit exposures in the second quarter of 2013 and an impairment of an individual customer relationship in the second quarter of 2012. Loan impairment charges decreased during the three months ended June 30, 2013 compared with the year-ago period due to lower loss estimates associated with off-balance credit exposures in the second quarter of 2013 and an impairment of a credit facility in the second quarter of 2012 which more than offset the increases due to the factors discussed above.
Operating expenses increased during the three months ended June 30, 2013 and decreased during the six months ended June 30, 2013 as reduced staff costs due to lower headcount and lower compliance costs associated with our AML/BSA remediation activities in both periods were more than offset in the three month period by higher performance based compensation accruals and litigation related costs associated with our legacy credit business.
Private Banking (“PB”)  PB provides wealth management and trustee services to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. Managed as a global business, PB offers a wide range of wealth management and specialist advisory services, including banking, liquidity management, investment services, custody services, tailored lending, wealth planning, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services, capabilities, resources and expertise available throughout HSBC, such as credit cards, investment banking, commercial real estate lending and middle market lending, to deliver services and solutions for all aspects of their wealth management needs.
During the first half of 2013, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates. Also in the first half of 2013, our compliance and risk framework was strengthened by the establishment of a Global Private Banking Global Standards Committee and a revised risk appetite framework. Client deposit levels decreased $500 million or 4 percent compared with June 30, 2012 from domestic and international market customers. Total loans increased $500 million or 10 percent compared with prior year primarily in the residential mortgage portfolio. Overall period end client assets were lower than June 2012 by $2.9 billion and $1.7 billion lower than December 31, 2012 primarily due to reduction in highly active institutional custody balances partially offset by higher PB wealth management and investment products. Total operating income was slightly higher due to improved loans balances and higher managed and investment products fees, partially offset by lower net interest margins in deposits. Higher impairment charges are due to lower levels of recoveries.

HSBC USA Inc.

The following table provides additional information regarding client assets during the first six months of 2013 and 2012:

Six Months Ended June 30,	2013	2012
	(in billions)
Client assets at beginning of the period	$46.5	$47.7
Net new money (outflows)	(1.6)	.4
Value change	(.1)	(.4)
Client assets at end of period	$44.8	$47.7
The following table summarizes IFRS results for the PB segment.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$49	$47	$2	4.3%
Other operating income	30	28	2	7.1
Total operating income	79	75	4	5.3
Loan impairment charges (recoveries)	—	(3)	3	100.0
	79	78	1	1.3
Operating expenses	67	63	4	6.3
Profit (loss) before tax	$12	$15	$(3)	(20.0)%

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$94	$92	$2	2.2%
Other operating income	58	57	1	1.8
Total operating income	152	149	3	2.0
Loan impairment charges (recoveries)	1	(5)	6	100+
	151	154	(3)	(1.9)
Operating expenses	127	121	6	5.0
Profit (loss) before tax	$24	$33	$(9)	(27.3)%
Our PB segment reported lower profit before tax during the three and six months ended June 30, 2013 primarily driven by higher loan impairment charges (recoveries) and higher operating expenses, partially offset by higher net interest income and higher other operating income.
Net interest income was higher in both periods as improved volumes in lending, primarily in residential mortgages, were partially offset by lower net interest from the reduction in deposit balances.
Other operating income was higher during both periods reflecting higher volumes and fees on managed and structured investment products as well as higher funds fees.
Loan impairment charges increased during the three and six months ended June 30, 2013 compared with the year-ago periods due to a lower level of recoveries and higher provisions as a result of loan growth.
Operating expenses increased during both periods primarily due to costs associated with the closure of a foreign branch as well as higher compliance and regulatory costs.
Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans and interest expense associated with certain tax exposures.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase (Decrease)
Three Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest expense	$(14)	$(7)	$(7)	(100.0)%
Gain (loss) on own debt designated at fair value and related derivatives	45	149	(104)	(69.8)
Other operating income (loss)	15	16	(1)	(6.3)
Total operating income (loss)	46	158	(112)	(70.9)
Loan impairment charges	—	—	—	—
	46	158	(112)	(70.9)
Operating expenses	44	745	(701)	(94.1)
Profit (loss) before tax	$2	$(587)	$589	100+

			Increase (Decrease)
Six Months Ended June 30,	2013	2012	Amount	%
	(in millions)
Net interest expense	$(28)	$(18)	$(10)	(55.6)%
Gain (loss) on own debt designated at fair value and related derivatives	4	(103)	107	100+
Other operating income (loss)	31	33	(2)	(6.1)
Total operating income (loss)	7	(88)	95	100+
Loan impairment charges	—	—	—	—
	7	(88)	95	100+
Operating expenses	86	785	(699)	(89.0)
Profit (loss) before tax	$(79)	$(873)	$794	91.0%
Profit (loss) before tax increased $589 million and $794 million during the three and six months ended June 30, 2013, respectively, driven largely by an expense accrual related to certain regulatory matters totaling $700 million recorded in the second quarter of 2012 that did not re-occur. Excluding the impact of this item on both prior year periods, profit (loss) before tax declined $111 million and improved $94 million during the three and six month periods ended June 30, 2013, respectively. The changes in both periods was primarily due to revenue associated with changes in fair value and related derivatives of our own debt for which fair value option was elected. During the three month period revenue associated with these positions declined, while in the six month period, revenue associated with these positions improved. Also impacting both periods was lower net interest expense largely due to an increase in interest expense associated with changes in estimated tax exposures.
Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRS Basis. See Note 16, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. Also see Note 16, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.
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
Our credit grades for commercial loans align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250 thousand, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency (the “OCC”). On average, it takes approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC's independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.
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
For loans identified as troubled debt restructures ("TDR Loans"), an allowance for credit losses is maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rate or in the case of certain commercial loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. The circumstances in which we perform a loan modification involving a TDR Loans at a then current market interest rate for a borrower with similar credit risk would include other changes to the terms of the original loan made as part of the restructure (e.g. principal reductions, collateral changes, etc.) in order for the loan to be classified as a TDR Loans.
For pools of homogeneous consumer loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged or are subject to an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 25-35 percent for first lien mortgage loans and 80-100 percent for second lien home equity loans. At June 30, 2013, approximately 1 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.
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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2012 Form 10-K. Our approach toward credit risk management is

HSBC USA Inc.

summarized under the caption “Risk Management” in our 2012 Form 10-K. There have been no material revisions to our policies or methodologies during the first half of 2013.
The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Allowance for credit losses	$605	$568	$647
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.63%	.62%	.72%
Consumer:
Residential mortgages, excluding home equity mortgages	1.24%	1.22%	1.37%
Home equity mortgages	2.39%	2.24%	1.94%
Credit card receivables	5.24%	5.61%	6.75%
Other consumer loans	2.26%	2.60%	3.34%
Total consumer loans	1.57%	1.55%	1.73%
Total	.91%	.90%	1.02%
Net charge-offs(1)(2):
Commercial(3)	NM%	114.47%	173.22%
Consumer	225.00	175.88	129.92
Total	504.17%	140.25%	148.05%
Nonperforming loans(1):
Commercial	117.72%	81.02%	63.40%
Consumer	26.87	26.23	28.16
Total	43.43%	38.59%	38.70%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.

(3)	The ratio of allowance for credit losses to net charge-offs for commercial loans is not meaningful (NM) for June 30, 2013 because recoveries exceeded charge-offs in the quarter.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three months ended June 30, 2013 and 2012 are summarized in the following table:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2013
Allowance for credit losses – beginning of period	$116	$96	$40	$17	$192	$50	$42	$15	$568
Provision charged to income	(14)	15	29	(4)	14	13	13	1	67
Charge offs	(1)	(9)	—	—	(13)	(11)	(11)	(3)	(48)
Recoveries	9	1	—	4	3	—	1	—	18
Net (charge offs) recoveries	8	(8)	—	4	(10)	(11)	(10)	(3)	(30)
Allowance for credit losses – end of period	$110	$103	$69	$17	$196	$52	$45	$13	$605

Three Months Ended June 30, 2012
Allowance for credit losses – beginning of period	$205	$76	$25	$20	$182	$43	$35	$17	$603
Provision charged to income	(5)	15	19	(7)	24	34	9	—	89
Charge offs	(2)	(13)	—	—	(23)	(30)	(16)	(7)	(91)
Recoveries	—	2	—	5	5	—	3	3	18
Net (charge offs) recoveries	(2)	(11)	—	5	(18)	(30)	(13)	(4)	(73)
Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619

Six Months Ended June 30, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged to income	(5)	17	28	(4)	11	30	11	—	88
Charge offs	(59)	(15)	—	—	(29)	(23)	(23)	(9)	(158)
Recoveries	12	4	—	4	4	—	2	2	28
Net (charge offs) recoveries	(47)	(11)	—	4	(25)	(23)	(21)	(7)	(130)
Allowance for credit losses – end of period	$110	$103	$69	$17	$196	$52	$45	$13	$605

Six Months Ended June 30, 2012
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(25)	21	(3)	(9)	39	42	20	4	89
Charge offs	(3)	(23)	(84)	—	(49)	(47)	(33)	(14)	(253)
Recoveries	14	4	—	6	6	—	5	5	40
Net (charge offs) recoveries	11	(19)	(84)	6	(43)	(47)	(28)	(9)	(213)
Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619
The allowance for credit losses at June 30, 2013 increased $37 million, or 7 percent as compared with March 31, 2013 and decreased $42 million, or 6 percent as compared with December 31, 2012. The increase since March 31, 2013 was largely driven by increased levels of reserves for commercial loan risk factors primarily associated with large Global Banking and Markets loan exposures, while consumer reserve levels increased modestly driven by higher loss estimates in a small segment of our residential mortgage loan portfolio. The decrease from December 31, 2012 was due to lower loss estimates in both our commercial and consumer loan portfolios. Our commercial allowance for credit losses decreased $18 million in the first six months of 2013 due to reductions in certain loan exposures including the charge-off of a single client relationship and continued improvements in economic conditions which led to lower levels of non-performing loans and criticized assets. These reductions were partially offset by higher allowances for certain portfolio risk factors associated primarily with large loan exposure as discussed above. Our consumer allowance for credit losses decreased $24 million in the first six months of 2013, driven primarily by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than

HSBC USA Inc.

180 days contractually delinquent and improvements in loan delinquency roll rates. Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends and foreclosure timeframes. Also contributing to the decrease was lower loss estimates in our credit card portfolio due to improvements in credit quality including improved loan delinquency roll rates. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which is in the early stages of recovery.
The allowance for credit losses as a percentage of total loans at June 30, 2013 increased slightly compared with March 31, 2013 but decreased compared with December 31, 2012 for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with March 31, 2013 largely due to lower dollars of commercial loan net charge-offs as the prior quarter reflected higher commercial loan charge-offs driven by the charge-off of a single commercial real estate relationship, which was fully reserved and higher reserve levels as discussed above. Also impacting the ratio was an increase in the allowance for credit losses as a percentage of net charge-offs for consumer loans as consumer loan net charge-offs decreased while the allowance for credit losses increased. The allowance for credit losses as a percentage of net charge-offs also increased as compared with December 31, 2012 largely due to lower dollars of both commercial and consumer loan net charge-offs as the decline outpaced the decrease in the allowance.
The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	June 30, 2013		March 31, 2013		December 31, 2012
	(dollars are in millions)
Commercial(2)	$299	70.9%	$269	69.3%	$317	69.8%
Consumer:
Residential mortgages, excluding home equity mortgages	196	23.7	192	25.0	210	24.3
Home equity mortgages	52	3.3	50	3.6	45	3.7
Credit card receivables	45	1.3	42	1.2	55	1.3
Other consumer	13.8		15.9		20	0.9
Total consumer	306	29.1	299	30.7	330	30.2
Total	$605	100.0%	$568	100.0%	$647	100.0%

(1)	Excluding loans held for sale.
(2)Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

	June 30, 2013	March 31, 2013	December 31, 2012
	(in millions)
On-balance sheet commercial allowance:
Specific	$31	$34	$94
Collective	268	235	223
Total on-balance sheet commercial allowance	299	269	317
Off-balance sheet commercial allowance	63	145	139
Total commercial allowances	$362	$414	$456
While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit loss.
Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $63 million, $145 million and $139 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively. The related provision is recorded as a component of other expense within operating expenses. The decrease in off-balance sheet reserves June 30, 2013 as compared with March 31, 2013 and December 31, 2013 largely reflects the impact of an

HSBC USA Inc.

upgrade to an individual monoline which resulted in an improvement to our expectation of cash flows from an off-balance sheet liquidity facility and the consolidation of a previously unconsolidated commercial paper VIE in the second quarter of 2013 which resulted in the reclassification of a $61 million reserve on our balance sheet. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations” in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Delinquent loans:
Commercial	$197	$160	$339
Consumer:
Residential mortgages, excluding home equity mortgages(1)	1,170	1,158	1,233
Home equity mortgages	77	85	75
Total residential mortgages(2)	1,247	1,243	1,308
Credit card receivables	15	18	21
Other consumer	26	24	30
Total consumer	1,288	1,285	1,359
Total	$1,485	$1,445	$1,698
Delinquency ratio:
Commercial	.42%	.37%	.76%
Consumer:
Residential mortgages, excluding home equity mortgages	7.26	7.23	7.78
Home equity mortgages	3.55	3.80	3.23
Total residential mortgages(2)	6.82	6.81	7.20
Credit card receivables	1.75	2.40	2.58
Other consumer	4.08	3.74	4.25
Total consumer	6.51	6.54	6.92
Total	2.21%	2.29%	2.64%

(1)
At June 30, 2013, March 31, 2013 and December 31, 2012, residential mortgage loan delinquency includes $1.1 billion, $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $33 million, $35 million and $39 million, respectively, relating to loans held for sale.

(2)The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$68	$74	$87
ARM loans	338	337	356
Delinquency ratio:
Interest-only loans	1.78%	1.92%	2.18%
ARM loans	3.19	3.24	3.43
Compared with March 31, 2013, our two-months-and-over contractual delinquency ratio decreased driven by higher outstanding loan balances. Our consumer loan two-month-and-over contractual delinquency ratio at June 30, 2013 decreased 3 basis points from March 31, 2013 primarily due to lower levels levels of credit card delinquency on higher loan balances while total residential mortgage loan delinquency remained relatively flat as outstanding loan balances grew modestly. Residential mortgage loan delinquency levels continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account. Overall consumer loan delinquency levels also continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, a housing market which is slowly recovering. Compared with March 31, 2013, our commercial two-months-and-over contractual delinquency ratio increased 5 basis

HSBC USA Inc.

points due to a specific commercial real estate credit partially offset by continued improvements in the credit quality of the portfolio and higher outstanding loan balances.
Compared with December 31, 2012, our two-months-and-over contractual delinquency ratio decreased 43 basis points driven by lower delinquency levels in both our commercial and consumer loan portfolios. Compared with December 31, 2012, our consumer loan two-months-and-over contractual delinquency ratio decreased 41 basis points primarily due to lower levels of residential mortgage loan delinquency on accounts less than 180 days contractually delinquent due to improvements in credit quality, including improved delinquency roll rates partially offset by higher late stage delinquency. Credit card delinquency also improved due to continued improvements in economic conditions. Our commercial loan two-months-and-over contractual delinquency ratio decreased 34 basis points compared with December 31, 2012 due to higher outstanding loan balances as well as improved credit quality including reductions in certain exposures and the resolution of certain matured loans which were in the process of refinancing or paydown at year-end.
Residential mortgage first lien delinquency is significantly higher than second lien home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the first lien residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. There is a substantially lower volume of second lien home equity mortgage loans where we pursue foreclosure less frequently given the subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our first lien residential mortgages. Both of these factors are expected to diminish significantly in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, (“net charge-off ratio”):

	June 30, 2013	March 31, 2013	June 30, 2012
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(8)	$55	$2
Business and corporate banking	8	3	11
Global banking	—	—	—
Other commercial	(4)	—	(5)
Total commercial	(4)	58	8
Consumer:
Residential mortgages, excluding home equity mortgages	10	15	18
Home equity mortgages	11	12	30
Total residential mortgages	21	27	48
Credit card receivables	10	11	13
Other consumer	3	4	4
Total consumer	34	42	65
Total	$30	$100	$73
Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.38)%	2.62%	.10%
Business and corporate banking	.26	.13	.39
Global banking	—	—	—
Other commercial	(.52)	—	(.65)
Total commercial	(.04)	.55	.09
Consumer:
Residential mortgages, excluding home equity mortgages	.25	.40	.50
Home equity mortgages	2.00	2.15	4.87
Total residential mortgages	.47	.62	1.14
Credit card receivables	4.90	5.84	6.55
Other consumer	2.05	2.71	2.41
Total consumer	.70	.89	1.41
Total	.19%	.65%	.54%
 Our net charge-off ratio as a percentage of average loans decreased 46 basis points for the quarter ended June 30, 2013 compared with the quarter ended March 31, 2013, due primarily to lower levels of commercial loan charge-offs as the prior quarter reflects the charge-off of a large client relationship. Also contributing to the decrease was lower consumer loan charge-offs primarily due to lower residential mortgage loan charge-offs. The lower residential mortgage charge-off levels reflect the impact of improved credit quality including the impact of lower levels of delinquency on accounts less than 180 days delinquent experienced in prior quarters.
Compared with the year-ago quarter, our charge off ratio decreased 35 basis points, driven by lower charge-offs in our residential mortgage loan portfolio as discussed above and, to a lesser extent, lower charge-off levels in our commercial portfolio.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets are summarized in the following table.

	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$47	$47	$104
Other real estate	132	218	281
Business and corporate banking	44	30	47
Global banking	18	18	18
Other commercial	5	14	13
Total commercial	246	327	463
Consumer:
Residential mortgages, excluding home equity mortgages	1,013	1,026	1,038
Home equity mortgages	89	74	86
Total residential mortgages(1)(2)	1,102	1,100	1,124
Others	5	5	5
Total consumer loans	1,107	1,105	1,129
Nonaccrual loans held for sale	50	34	37
Total nonaccruing loans	1,403	1,466	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$—	$—	$—
Other real estate	1	2	8
Business and corporate banking	6	2	28
Other commercial	1	1	1
Total commercial	8	5	37
Consumer:
Credit card receivables	11	13	15
Other consumer	21	22	28
Total consumer loans	32	35	43
Total accruing loans contractually past due 90 days or more	40	40	80
Total nonperforming loans	1,443	1,506	1,709
Other real estate owned	—	88	80
Total nonperforming assets	$1,443	$1,594	$1,789
Allowance for credit losses as a percent of nonperforming loans(3):
Commercial	117.72%	81.02%	63.40%
Consumer	26.87	26.23	28.16

(1)
At June 30, 2013, March 31, 2013 and December 31, 2012, residential mortgage loan nonaccrual balances include $1.1 billion, $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

(2)
Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

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

Nonaccrual loans at June 30, 2013 decreased as compared with March 31, 2013 and December 31, 2012 due to lower levels of commercial non-accrual loans. Commercial non-accrual loans decreased due to credit risk rating upgrades outpacing credit risk rating downgrades, managed reductions in certain exposures, as well as payments and charge-offs within our portfolio. Our consumer nonaccrual loans remained relatively flat compared with March 31, 2013 and decreased modestly compared with December 31, 2012 as lower nonaccrual first lien residential mortgage loans in both periods was offset by higher nonaccrual home equity mortgages. Residential mortgage loan nonaccrual levels however continue to be impacted by an elongated foreclosure

HSBC USA Inc.

process as previously discussed. Accruing loans past due 90 days or more remained flat since March 31, 2013 but decreased compared with December 31, 2012 driven by lower commercial loan balances due to the resolution of certain loans which were refinanced in early 2013 at market rates.
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

	June 30, 2013	March 31, 2013	December 31, 2012
	(in millions)
Impaired commercial loans:
Balance at end of period	$615	$532	$697
Amount with impairment reserve	282	131	250
Impairment reserve	38	35	96
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

Criticized loans are summarized in the following table.

	June 30, 2013	March 31, 2013	December 31, 2012
	(in millions)
Special mention:
Commercial loans	$909	$1,144	$1,125
Substandard:
Commercial loans	818	810	916
Consumer loans	1,005	1,001	1,031
Total substandard	1,823	1,811	1,947
Doubtful:
Commercial loans	36	40	117
Total	$2,768	$2,995	$3,189

HSBC USA Inc.

The overall decreases in criticized loans in the first half of 2013 resulted primarily from improved levels of criticized commercial loans due to changes in the financial circumstances of certain customers as well as paydowns and charge-off related to certain exposures and general improvement in market conditions.
Geographic Concentrations Regional exposure at June 30, 2013 for certain loan portfolios is summarized in the following table.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	40.5%	34.1%	56.6%
North Central United States	4.6	6.3	3.7
North Eastern United States, excluding New York State	10.9	9.4	12.3
Southern United States	22.5	15.3	13.9
Western United States	21.5	34.9	11.3
Others	—	—	2.2
Total	100.0%	100.0%	100.0%
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
The risk exposure calculated in accordance with the risk-based capital guidelines potentially overstates actual credit exposure because the risk-based capital guidelines ignores collateral that may have been received from counterparties to secure exposures; and the risk-based capital guidelines compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow us to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the risk-based capital guidelines.

HSBC USA Inc.

	June 30, 2013	December 31, 2012
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$38,867	$41,248
Less: collateral held against exposure	5,232	7,530
Net credit risk exposure	$33,635	$33,718
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
During the first half of 2013, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization. However credit spreads continue to be impacted by concerns regarding government spending and the budget deficit as well as in the second quarter of 2013, concern that the Federal Reserve would begin to slow its quantitative easing program later this year if the economy continues to strengthen, earlier than had previously been expected, which together have caused long-term interest rates to rise. The prolonged period of low interest rates also continues to put pressure on spreads earned on our deposit base.
On June 27, 2013, HSBC and HBUS submitted an initial resolution plan jointly to the FRB and the FDIC as required under Dodd-Frank and a rule issued by those bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more.
Interest Bearing Deposits with Banks  totaled $29.8 billion and $13.3 billion at June 30, 2013 and December 31, 2012, respectively, which includes $26.2 billion and 10.7 billion, respectively, held with the Federal Reserve Bank. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Securities Purchased under Agreements to Resell  totaled $1.4 billion and $3.1 billion at June 30, 2013 and December 31, 2012, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Short-Term Borrowings  totaled $21.4 billion and $14.9 billion at June 30, 2013 and December 31, 2012, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $111.7 billion and $117.7 billion at June 30, 2013 and December 31, 2012, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  decreased to $20.9 billion at June 30, 2013 from $21.7 billion at December 31, 2012. The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2013 and 2012:

Six Months Ended June 30,	2013	2012
	(in millions)
Long-term debt issued	$3,637	$4,739
Long-term debt retired	(4,054)	(1,465)
Net long-term debt issued	$(417)	$3,274
Issuances of long-term debt during the first half of 2013 included $3.5 billion of medium term notes, of which $1.9 billion was issued by HSBC Bank USA.
Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board

HSBC USA Inc.

of Directors. At June 30, 2013, we were authorized to issue up to $21 billion, of which $11 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $14.1 billion was available at June 30, 2013.
As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At June 30, 2013 and December 31, 2012, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $4.3 billion based upon the amount pledged as collateral with the FHLB.
Preferred Equity  See Note 20, “Preferred Stock,” in our 2012 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2013, we did not receive any cash capital contributions from HNAI. During the first half of 2013, we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with current banking regulations. In managing capital, we develop targets for Tier 1 capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above. Selected capital ratios are summarized in the following table:

	June 30, 2013	December 31, 2012
Tier 1 capital to risk weighted assets	12.43%	13.61%
Tier 1 common equity to risk weighted assets	10.65	11.63
Total capital to risk weighted assets	17.42	19.52
Tier 1 capital to average assets (leverage ratio)	8.09	7.70
Total equity to total assets	9.05	9.07
HSBC USA manages capital in accordance with the HSBC Group policy. The HNAH Internal Capital Adequacy Assessment Process (“ICAAP”) works in conjunction with the HSBC Group's ICAAP. HNAH's ICAAP evaluates regulatory capital adequacy, economic capital adequacy and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.
In June 2012, the U.S. regulators issued three joint Notices of Proposed Rulemaking ("NPRs") which would both implement many of the capital provisions of Basel III for U.S. banking institutions and substantially revise the U.S. banking regulators' Basel I risk-based guidelines to make them more risk sensitive. For further information regarding the NPRs, see “Regulation and Competition - Regulatory Capital Requirements” and “Liquidity and Capital Resources” in our 2012 Form 10-K.
In July 2013, the U.S. banking regulators adopted a final rule which consolidates the three NPRs released in June 2012 and implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by Dodd-Frank. The final rule establishes an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and introduces the "Standardized Approach" for risk weighted assets, which will replace the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015. For the largest banking organizations, such as HSBC USA, the final rule is largely unchanged from the three NPRs and will take effect from January 1, 2014, but with a number of the provisions being phased in through to 2019. The final rule is also largely consistent with regard to the Standardized Approach, although it did not adopt modifications from the Basel I standards to the calculation of risk-weighting for mortgages as proposed.
With regard to the elements of capital, the final rule will require HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 Capital by January 1, 2016, with 50% of these capital instruments includable in Tier 1 Capital in 2014 and 25% includable in 2015. The trust preferred securities excluded from Tier 1 Capital may be included fully in Tier 2 Capital during those two years, but must be phased out of Tier 2 Capital by January 1, 2022. As previously noted (see “Liquidity and Capital Resources-Long-Term Debt” in our 2012 Form 10-K), we exercised our option to call and redeem the trust preferred securities issued by HSBC USA Capital Trust VII. We continue to consider options for redeeming other trust preferred securities issued which total $550 million at June 30, 2013.
In connection with the final rule, the regulatory agencies provided certain information with regard to the appropriate subordination standard for Tier 2 qualifying subordinated debt. This information represents a modification of current guidance on the subordination standards to qualify for Tier 2 regulatory capital treatment at the bank holding company level. Under the final rule, any

HSBC USA Inc.

nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 will be required to be phased out by January 1, 2016, and issuances after May 19, 2010 will be required to be excluded from capital as of January 1, 2014. We intend to review any clarifying guidance from the regulatory agencies and assess the impact, if any, on our currently outstanding Tier 2 qualifying subordinated debt of approximately $1.2 billion. Also under the final rule, Tier 1 capital is expected to include only noncumulative perpetual preferred stock, in addition to common stock and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital.
As previously disclosed, Advanced Approaches banking organizations such as HSBC North America and HSBC Bank USA participate in a “parallel run” wherein they must report both their Basel I (and in 2015, their Standardized Approach) risk-based ratios as well as their Advanced Approaches ratios to their primary federal regulator, and publicly disclose only their Basel I (or in 2015, their Standardized Approach) ratios. Upon receiving approval to exit parallel run, Advanced Approaches banking organizations would then publicly disclose both their risk-based and Advanced Approaches capital ratios. Although we began a parallel run period in January 2010, it is unclear as to when approval from the appropriate regulators will be received to exit parallel run.
The final rule has only recently been issued, is not yet in effect, and has not yet been the subject of regulatory guidance or interpretation. We continue to review the final rule and its impact on our regulatory capital.
In August 2012, U.S. regulators published a final rule (known in the industry as Basel 2.5), that would change the U.S. regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013. This change is reflected in our June 30, 2013 Basel I risk-weighted asset levels. In July 2013, the U.S. banking regulators proposed changes to the Basel 2.5 rule that would conform to changes in the final capital rules. We are currently reviewing the proposed changes to assess the impact on our regulatory capital.
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
In October 2012, the Federal Reserve Board published a final rule setting out the stress testing requirements for bank holding companies with $50 billion or more in total consolidated assets. HSBC North America becomes subject to the rule from October 2013 and is expected to have to comply with the Federal Reserve Bank's Comprehensive Capital Analysis and Review ("CCAR") program for its capital plan submission in January 2014. HSBC Bank USA is also subject to stress testing requirements under OCC rules finalized in October 2012.
We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 17, “Retained Earnings and Regulatory Capital Requirements,” in the accompanying consolidated financial statements.

HSBC USA Inc.

2013 Funding Strategy  Our current estimate for funding needs and sources for 2013 are summarized in the following table.

	Actual January 1 through June 30, 2013	Estimated July 1 through December 31, 2013	Estimated Full Year 2013
	(in billions)
Funding needs:
Net loan growth	$5	$4	$9
Long-term debt maturities	4	1	5
Total funding needs	$9	$5	$14
Funding sources:
Net change in short-term investments	$5	$2	$7
Long-term debt issuance	4	3	7
Total funding sources	$9	$5	$14
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
We will continue to sell a substantial portion of new mortgage loan originations going forward, largely to PHH Mortgage.
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

HSBC USA Inc.

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

	Balance at June 30, 2013
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2012
	(in billions)
Standby letters of credit, net of participations(1)	$5.4	$2.8	$—	$8.2	$8.4
Commercial letters of credit	.7	.2	—	0.9	1.0
Credit derivatives(2)	62.5	131.0	12.8	206.3	237.5
Other commitments to extend credit:
Commercial	14.0	47.2	3.2	64.4	57.7
Consumer	6.8	—	—	6.8	7.0
Total	$89.4	$181.2	$16.0	$286.6	$311.6

(1)	Includes $846 million and $808 million issued for the benefit of HSBC affiliates at June 30, 2013 and December 31, 2012, respectively.

(2)	Includes $39.4 billion and $44.2 billion issued for the benefit of HSBC affiliates at June 30, 2013 and December 31, 2012, respectively.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (“ABCP conduits”) sponsored by affiliates and third parties. See Note 18, “Variable Interest Entities,” in the accompanying the consolidated financial statements for additional information regarding these ABCP conduits and our variable interests in them.
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

HSBC USA Inc.

is also generally limited to each provider’s pro-rata share of the lesser of the amount of outstanding commercial paper and the balance of unimpaired performing assets held by the conduit. As a result, the maximum amount that we would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.
The tables below present information on our liquidity facilities with ABCP conduits at June 30, 2013. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$3,139	$1,618	15	$1,618	16
Third-party sponsored:
Single-seller	299	5,029	40	4,809	60
Total	$3,438	$6,647		$6,427

(1)
For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduits
Debt securities backed by:
Auto loans and leases	33%	51%	—%	—%	—%	—%
Trade receivables	24	—	100	24	—	—
Credit card receivables	11	—	—	76	—	—
Equipment loans	32	49	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)
Credit quality is based on Standard and Poor’s ratings at June 30, 2013 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
During the first six months of 2013, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market generally trended lower during the first six months of 2013 following a pattern that was prevalent across the U.S. credit markets. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.
The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As part of the enhanced collateral pool established for the restructuring, we have provided a $301 million Margin Funding Facility to new Master Conduit Vehicles, which expires in July 2017 and is currently undrawn.
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

HSBC USA Inc.

the majority of the expected future risk associated with the fund's assets, including interest rate, liquidity, credit and other relevant risks that are expected to affect the value of the assets.
Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a increase of $107 million and $98 million in the fair value of financial liabilities during the three and six months ended June 30, 2013, respectively, compared with a increase of $75 million and an decrease of $113 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the six months ended June 30, 2013 should not be considered indicative of the results for any future period.
Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 20, “Fair Value Measurements” for further details on our valuation control framework.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2013 and December 31, 2012, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 20, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between leveling categories are recognized at the end of each reporting period.
Material Transfers Between Level 1 and Level 2 Measurements  During the six months ended June 30, 2013 and 2012, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(dollars are in millions)
Level 3 assets(1)(2)	$3,597	$4,701
Total assets measured at fair value(3)	157,032	189,449
Level 3 liabilities	3,860	3,854
Total liabilities measured at fair value(1)	102,113	116,728
Level 3 assets as a percent of total assets measured at fair value	2.3%	2.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.8%	3.3%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3.4 billion of recurring Level 3 assets and $242 million of non-recurring Level 3 assets at June 30, 2013. Includes $4.5 billion of recurring Level 3 assets and $222 million of non-recurring Level 3 assets at December 31, 2012.

(3)
Includes $156.4 billion of assets measured on a recurring basis and $647 million of assets measured on a non-recurring basis at June 30, 2013. Includes $189.2 billion of assets measured on a recurring basis and $256 million of assets measured on a non-recurring basis at December 31, 2012.

Material Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $41 million positive and $10 million negative credit risk adjustments to the fair value of our credit default swap contracts during the six months ended June 30, 2013 and 2012, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $77 million and $136 million against our monoline exposure at June 30, 2013 and December 31, 2012, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $327 million and $534 million at June 30, 2013 and December 31, 2012, respectively. The decrease since December 31, 2012 reflects both reductions in our outstanding positions and improvements in exposure estimates.
Loans As of June 30, 2013 and December 31, 2012, we have classified $54 million and $52 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded gain of $5 million and $7 million during the three and six months ended June 30, 2013, respectively, compared with a loss of $2 million and $3 million during the three and six months ended June 30, 2012, respectively. The changes in fair value are recorded as other revenues in the consolidated statement of income.

HSBC USA Inc.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the six months ended June 30, 2013, we transferred $46 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. During the three and six months ended June 30, 2013, we transferred $208 million and $287 million, respectively, of deposits in domestic offices and $136 million and $138 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2013, we transferred $177 million and $160 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2012, we transferred $313 million and $475 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
See Note 20, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2013 and 2012 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
Credit Quality of Assets Underlying Asset-backed Securities  The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of June 30, 2013:
Asset-backed securities backed by consumer finance collateral:
Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Residential mortgages	$257	$51	$115	$—	$—	$91	$—	$—	$—
AA	Residential mortgages	6	—	—	—	—	6	—	—	—
A	Residential mortgages	23	—	—	—	—	23	—	—	—
	Home equity loans	106	—	—	—	—	—	106	—	—
	Total A	129	—	—	—	—	23	106	—	—
BBB	Residential mortgages	3	—	—	—	—	3	—	—	—
	Other	104	—	—	—	—	104	—	—	—
	Total BBB	107	—	—	—	—	107	—	—	—
B	Home equity loans	152	—	—	—	—	—	78	—	74
CCC	Home equity loans	61	—	—	—	—	—	61	—	—
	Residential mortgages	—	—	—	—	—	—	—	—	—
	Total CCC	61	—	—	—	—	—	61	—	—
Unrated	Residential mortgages	1	—	—	—	—	1	—	—	—
		$713	$51	$115	$—	$—	$228	$245	$—	$74

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated
		(in millions)
Rating of securities:(1)	Collateral type:
	Corporate loans	$—	$—	$—	$—	$—	$—
	Trust preferred	228	—	228	—	—	—
	Others	74	$74	—	—	—	—
		$302	$74	$228	$—	$—	$—
	Total asset-backed securities	$1,015

HSBC USA Inc.

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $66 million or a decrease of the overall fair value measurement of approximately $82 million as of June 30, 2013. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.
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

HSBC USA Inc.

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

HSBC USA Inc.

	June 30, 2013	December 31, 2012
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$38,867	$41,248
Less: collateral held against exposure	5,232	7,530
Net credit risk exposure	$33,635	$33,718
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
Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. As previously discussed, HSBC Finance is currently winding down its commercial paper program during 2012 and instead will rely on its affiliates, including HSBC USA to satisfy its short-term funding needs.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At June 30, 2013, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA Inc.:
Short-term borrowings	P-1	A-1	F1+	R-1 (middle)
Long-term/senior debt	A2	A+	AA-	AA (low)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	A1	AA-	AA-	AA (low)

(1)	Dominion Bond Rating Service.
On February 8, 2013, DBRS downgraded the HSBC USA and HSBC Bank USA senior debt ratings to AA (low) from AA, and corresponding short-term instrument rating to R-1 (middle) from R-1 (high), and removed these ratings from "rating under review with negative implications". DBRS cited concerns with recent regulatory and compliance remediation costs, which despite HSBC's ongoing reforms and organizational changes still represent a significant challenge to implement in such a large, complex banking organization.
As of June 30, 2013, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Present value of a basis point  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2013 and December 31, 2012.

HSBC USA Inc.

	June 30, 2013	December 31, 2012
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.9	1.7
Economic value of equity  is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(values as a percentage)
Institutional economic value of equity limit	+/–15	+/–15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	(1)	1
Change resulting from an immediate 200 basis point decrease in interest rates	(10)	(10)
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

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1):		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$94	4	$107	5
Change resulting from a gradual 100 basis point decrease in the yield curve	(150)	(7)	(155)	(8)
Change resulting from a gradual 200 basis point increase in the yield curve	147	7	128	6
Change resulting from a gradual 200 basis point decrease in the yield curve	(275)	(13)	(210)	(10)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	135	6	182	9
Change resulting from an immediate 100 basis point decrease in the yield curve	(243)	(11)	(200)	(10)
Change resulting from an immediate 200 basis point increase in the yield curve	235	11	158	8
Change resulting from an immediate 200 basis point decrease in the yield curve	(440)	(21)	(234)	(12)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is currently excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark will no longer be excluded from Tier 1 and Tier 1 capital ratios and the impact of this change for HSBC USA will be assessed

HSBC USA Inc.

along with the other Basel III changes being introduced. As of June 30, 2013, we had an available-for-sale securities portfolio of approximately $52.9 billion with a positive mark-to-market of $425 million included in tangible common equity of $13.4 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $295 million to a net gain of $130 million with the following results on our tangible capital ratios. As of December 31, 2012, we had an available-for-sale securities portfolio of approximately $67.7 billion with a positive mark-to-market of $1.7 billion included in tangible common equity of $13.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $238 million to a net gain of $1.4 billion with the following results on our tangible capital ratios

	June 30, 2013		December 31, 2012
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	7.06%	6.98%	6.79%	6.72%
Tangible common equity to risk weighted assets	11.29	11.14	12.39	12.26

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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
The following table summarizes trading VAR for the six months ended June 30, 2013:

	June 30, 2013	Six Months Ended June 30, 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total trading	$10	$6	$19	$9	$8
Foreign exchange	7	4	12	7	5
Interest rate directional and credit spread	10	7	15	10	6
 The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the six months ended June 30, 2013. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the six months ended June 30, 2013 shows that the largest daily gain was $10 million and the largest daily loss was $9 million.

HSBC USA Inc.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	7	53	58	5	2
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
Non-trading VAR also includes the impact of asset market volatility on the current investment portfolio of financial investments including assets held on an available for sale (AFS) and held to maturity (HTM) basis. The main holdings of AFS securities are held by Balance Sheet Management within GB&M. These positions which are originated in order to manage structural interest rate and liquidity risk are treated as non-trading risk for the purpose of market risk management. The main holdings of AFS assets include U.S. Treasuries and Government backed GNMA securities.
The following table summarizes non-trading VAR for the six months ended June 30, 2013, assuming a 99 percent confidence level for a two-year observation period and a one-day “holding period.”

	June 30, 2013	Six Months Ended June 30, 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$119	$78	$125	$91	$92
Trading Activities MSRs – Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in the value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.
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

	June 30, 2013	December 31, 2012
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1 and January 1):
Value of hedged MSRs portfolio	$225	$168
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(20)
Calculated change in net market value	(1)	4
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	2	8
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	3	28
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the six months ended June 30, 2013. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	2	6	15	3	—
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following tables show the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing annualized net interest income by the average interest earning assets from which interest income is earned. The calculation of net interest margin includes interest expense of $10 million and $50 million for the three and six months ended June 30, 2012, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

Three Months Ended June 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$23,168	$14.26%		$25,198	$17.28%
Federal funds sold and securities purchased under resale agreements	1,862	2.37		10,315	15.59
Trading assets	10,524	27	1.04	10,786	26.97
Securities	57,794	230	1.60	58,074	285	1.97
Loans:
Commercial	45,421	295	2.60	37,071	254	2.76
Consumer:
Residential mortgages	16,031	140	3.49	15,442	148	3.87
HELOCs and home equity mortgages	2,197	18	3.27	3,017	25	3.37
Credit cards	817	17	8.45	1,045	17	6.37
Other consumer	649	8	4.67	827	12	5.67
Total consumer	19,694	183	3.72	20,331	202	4.00
Total loans	65,115	478	2.94	57,402	456	3.20
Other	2,847	11	1.49	3,677	10	1.26
Total earning assets	161,310	$762	1.89%	165,452	$809	1.97%
Allowance for credit losses	(573)			(604)
Cash and due from banks	1,133			1,595
Other assets	25,370			28,641
Assets of discontinued operations	—			6,605
Total assets	$187,240			$201,689

HSBC USA Inc.

Three Months Ended June 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,964	$18.16%		$54,539	$53.39%
Other time deposits	19,942	36.71		15,109	28.73
Deposits in foreign offices:
Foreign banks deposits	7,183	1.07		9,437	2.07
Other interest bearing deposits	7,432	1.08		13,960	4.11
Deposits held for sale	—	—	—	9,745	6.26
Total interest bearing deposits	78,521	56.28		102,790	93.40
Short-term borrowings	16,688	8.20		12,841	7.21
Long-term debt	21,997	166	3.01	19,757	179	3.65
Total interest bearing deposits and debt	117,206	230		135,388	279
Other	504	9	7.76	466	1	1.67
Total interest bearing liabilities	117,710	239.81		135,854	280.89
Net interest income/Interest rate spread		$523	1.08%		$529	1.08%
Noninterest bearing deposits	30,853			25,485
Other liabilities	20,892			20,469
Liabilities of discontinued operations	—			1,052
Total shareholders’ equity	17,785			18,829
Total liabilities and shareholders’ equity	$187,240			$201,689
Net interest margin on average earning assets			1.30%			1.29%
Net interest income to average total assets			1.12%			1.10%

Six Months Ended June 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$20,292	$26.26%		$24,001	$34.28%
Federal funds sold and securities purchased under resale agreements	1,886	4.43		6,801	25.74
Trading assets	10,991	51.93		12,087	59.98
Securities	60,107	463	1.55	57,318	594	2.08
Loans:
Commercial	44,375	568	2.58	36,529	498	2.74
Consumer:
Residential mortgages	15,895	286	3.62	15,392	298	3.90
HELOCs and home equity mortgages	2,237	37	3.30	3,199	54	3.42
Credit cards	794	35	8.84	1,123	42	7.34
Other consumer	648	16	5.06	881	27	6.18
Total consumer	19,574	374	3.85	20,595	421	4.11
Total loans	63,949	942	2.97	57,124	919	3.23
Other	3,034	21	1.43	3,781	21	1.21

HSBC USA Inc.

Six Months Ended June 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Total earning assets	160,259	$1,507	1.90%	161,112	$1,652	2.06%
Allowance for credit losses	(603)			(666)
Cash and due from banks	1,130			1,595
Other assets	27,056			29,264
Assets of discontinued operations	—			13,508
Total assets	$187,842			$204,813
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$44,260	$37.17%		$56,561	$113.40%
Other time deposits	20,495	56.55		14,994	62.83
Deposits in foreign offices:
Foreign banks deposits	7,434	3.07		8,801	3.07
Other interest bearing deposits	6,756	3.09		14,810	8.11
Deposits held for sale	—	—	—	12,418	16.26
Total interest bearing deposits	78,945	99.25		107,584	202.43
Short-term borrowings	16,442	17.21		15,283	15.20
Long-term debt	22,036	333	3.04	18,923	341	3.62
Total interest bearing deposits and debt	117,423	449		141,790	558
Other	504	25	10.09	466	13	5.88
Total interest bearing liabilities	117,927	474.82		142,256	571.88
Net interest income/Interest rate spread		$1,033	1.08%		$1,081	1.18%
Noninterest bearing deposits	30,984			22,899
Other liabilities	21,130			19,926
Liabilities of discontinued operations	—			994
Total shareholders’ equity	17,801			18,738
Total liabilities and shareholders’ equity	$187,842			$204,813
Net interest margin on average earning assets			1.30%			1.35%
Net interest income to average total assets			1.11%			1.14%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.
The total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three and six months ended June 30, 2013 included fees of $19 million and $43 million, respectively compared with fess of $19 million and $34 million during the three and six months ended June 30, 2012, respectively.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.    Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 90 for our legal proceedings disclosure, which is incorporated herein by reference.
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
HSBC has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity

HSBC USA Inc.

profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans during the second quarter of 2013.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the second quarter of 2013, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency. One repayment was received in the second quarter of 2013 under license from the relevant Europe Government.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands, France, and Spain. The repayments due under the sub-participations were not received during the second quarter of 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to HSBC generated by these loans in repayment for the second quarter of 2013, which includes interest and fees, was $307,000. Estimated net profit for HSBC during the second quarter of 2013 was $133,000. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
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
HSBC worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the second quarter of 2013.
Estimated gross revenue to HSBC for the second quarter of 2013, which includes fees and/or commissions, was $3,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
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
While HSBC has attempted to restrict or terminate its role as paying or collecting bank, some check transactions with U.S.-sanctioned Iranian financial institutions have been settled. HSBC's ability to effectively terminate or implement check-clearing restrictions is dependent on the relevant central banks permitting it to do so unilaterally. Where permitted, HSBC has terminated the activity altogether, implementing both automated and manual controls. There was no measurable gross revenue or net profit generated by this activity in the second quarter of 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in the second quarter of 2013.

•
HSBC acts as the trustee and administrator for pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, HSBC accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. HSBC runs and operates these pension schemes in accordance with Hong Kong laws and regulations.

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. There was no activity in the second quarter of 2013.

HSBC USA Inc.

Estimated gross revenue to HSBC for the second quarter of 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $2,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Iranian embassy-related activity HSBC maintained a bank account in London for the Iranian embassy in London, which was used to support Iranian students studying in the U.K. The account was closed in the second quarter of 2013, and the funds were moved into unclaimed balances.
2013 Activity related to U.S. Executive Order 13224 HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the second quarter of 2013 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to HSBC in the second quarter of 2013.
2013 Activity related to U.S. Executive Order 13382 HSBC held an account for a customer in the United Arab Emirates that was sanctioned under Executive Order 13382 in the second quarter of 2013. HSBC has notified the customer that the account is being closed, and there has been minimal activity in the second quarter of 2013. There was no measurable gross revenue or net profits generated to HSBC in the second quarter of 2013.
Frozen accounts and transactions HSBC and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity took place during the second quarter of 2013. In the second quarter of 2013, HSBC and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to HSBC.

HSBC USA Inc.

Item 6. Exhibits.

Exhibits included in this Report:

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

1.
This exhibit shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

2.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of June 30, 2013 and December 31. 2012, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 13
by business segment 60	Estimates and assumptions 10
consolidated average balances 161	Eurozone exposures 144
fair value measurements 74	Executive overview 99
nonperforming 22, 28, 29, 142	Fair value measurements:
trading 12, 111	assets and liabilities recorded at fair value on a recurring basis 76
Asset-backed commercial paper conduits 64	assets and liabilities recorded at fair value on a non-recurring basis 85
Asset-backed securities 13, 88, 153	control over valuation process 151
Balance sheet:	financial instruments 74
consolidated 5	hierarchy 72, 151
consolidated average balances 161	transfers into/out of level one and two 78, 152
review 110	transfers into/out of level two and three 84, 153
Basel 2.5 147	valuation techniques 86
Basel III 146	Fiduciary risk 154, 160
Basis of reporting 105	Financial assets:
Business:	designated at fair value 45
consolidated performance review 100	reclassification under IFRSs 57, 106
Capital:	Financial highlights metrics 103
2013 funding strategy 148	Financial liabilities:
common equity movements 146	designated at fair value 45
consolidated statement of changes 7	fair value of financial liabilities 74
regulatory capital 62	Forward looking statements 99
selected capital ratios 62, 103, 146	Funding 148
Cash flow (consolidated) 8	Gain on instruments designated at fair value and related derivatives 45
Cautionary statement regarding forward-looking statements 99	Gains (losses) from securities 18, 121
Collateral — pledged assets 69	Global Banking and Markets 60, 129
Collateralized debt obligations 88, 153	Geographic concentration of receivables 144
Commercial banking segment results (IFRSs) 60, 128	Goodwill 35
Compliance risk 154, 160	Guarantee arrangements 65
Controls and procedures 164	Impairment:
Credit card fees 118	available-for-sale securities 16
Credit quality134	credit losses 31, 116, 134
Credit risk:	nonperforming loans 142
adjustment 71	impaired loans 22, 143
component of fair value option 44	Income (loss) from financial instruments designated at fair value, net 45
concentration 29	Income tax expenses 46
exposure 156	Intangible assets 34
management 155	Interest rate risk 154, 156
related contingent features 42	Internal control 164
related arrangements 71	Key performance indicators 103
Current environment 99	Legal proceedings 164
Deferred tax assets 46	Leveraged finance transactions 44
Deposits 112, 116, 145	Liabilities:
Derivatives:	commitments, lines of credit 149
cash flow hedges 40	deposits 112, 116, 145
fair value hedges 38	financial liabilities designated at fair value 45
notional value 43	trading 12, 111
trading and other 41	long-term debt 113
Discontinued operations 11	short-term borrowings 113
Equity:
consolidated statement of changes 7
ratios 62, 103, 146

HSBC USA Inc.

Liquidity and capital resources 145	Reconciliation of U.S. GAAP results to IFRSs 106
Liquidity risk 154, 156	Refreshed loan-to-value 110
Litigation and regulatory matters 90	Regulation 62, 95, 146
Loans:	Related party transactions 52
by category 20,109	Reputational risk 154, 160
by charge-off (net) 31, 137	Results of operations 115
by delinquency 29, 139	Retail banking and wealth management segment results (IFRSs) 60, 126
criticized assets 27, 143	Risk elements in the loan portfolio 28
geographic concentration 144	Risk management:
held for sale 33	credit 154, 156
impaired 22, 143	compliance 154, 160
nonperforming 22, 28, 29, 142	fiduciary 154, 160
overall review 109	interest rate 154, 156
purchases from HSBC Finance 54	liquidity 154, 160
risk concentration 29	market 154, 158
troubled debt restructures 22, 135	operational 154, 160
Loan impairment charges — see Provision for credit losses	reputational 154, 160
Loan-to-deposits ratio 103	strategic 154, 160
Market risk 154, 158	Securities:
Market turmoil:	fair value 13
exposures 155	impairment 16
impact on liquidity risk 145	maturity analysis 19
Monoline insurers 17, 101	Segment results - IFRS basis:
Mortgage lending products 20, 109	retail banking and wealth management 60, 126
Mortgage servicing rights 34	commercial banking 60, 128
Net interest income 115	global banking and markets 60, 129
New accounting pronouncements 98	private banking 60, 132
Off balance sheet arrangements 149	other 60, 133
Operating expenses 124	overall summary 60, 126
Operational risk 154, 160	Selected financial data 103
Other revenue 118	Sensitivity:
Other segment results (IFRSs) 60, 133	projected net interest income 157
Pension and other postretirement benefits 51	Statement of changes in shareholders’ equity 7
Performance, developments and trends 100	Statement of changes in comprehensive income (loss) 4
Pledged assets 69	Statement of income (loss) 3
Private banking segment results (IFRSs) 60, 132	Strategic risk 154, 160
Profit (loss) before tax:	Stress testing 145, 147
by segment — IFRSs 60	Table of contents 2
consolidated 3	Tax expense 46
Provision for credit losses 116, 134	Trading:
Ratios:	assets 12, 111
capital 62, 103, 146	derivatives 12, 111
charge-off (net) 141	liabilities 12, 111
credit loss reserve related 136	portfolios 12
delinquency 139	Trading revenue (net) 120
earnings to fixed charges — Exhibit 12	Troubled debt restructures 22, 135
efficiency 103, 124	Value at risk 159
Residential real estate owned 114	Variable interest entities 62

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2013

HSBC USA Inc. (Registrant)

/s/ JOHN T. MCGINNIS
John T. McGinnis
Senior Executive Vice President and
Chief Financial Officer

HSBC USA Inc.

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

1.
This exhibit shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

2.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of June 30, 2013 and December 31. 2012, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.