Form 10-Q
period 2013-09-30
HSBC USA INC /MD/
filed 2013-11-04
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 31, 2013, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

PART I
Item 1.    Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest income:
Loans	$454	$472	$1,396	$1,391
Securities	208	252	661	837
Trading assets	34	27	85	86
Short-term investments	19	23	49	82
Other	10	11	31	32
Total interest income	725	785	2,222	2,428
Interest expense:
Deposits	48	82	147	243
Short-term borrowings	11	9	28	24
Long-term debt	159	170	492	502
Other	15	14	40	27
Total interest expense	233	275	707	796
Net interest income	492	510	1,515	1,632
Provision for credit losses	54	84	142	173
Net interest income after provision for credit losses	438	426	1,373	1,459
Other revenues:
Credit card fees	1	18	35	70
Other fees and commissions	181	177	527	573
Trust income	29	22	92	72
Trading revenue	117	113	388	395
Other securities gains, net	35	50	189	145
Servicing and other fees from HSBC affiliates	41	63	154	165
Residential mortgage banking revenue	18	4	73	31
Gain (loss) on instruments designated at fair value and related derivatives	(6)	(187)	82	(258)
Gain on sale of branches	—	103	—	433
Other income	16	44	50	44
Total other revenues	432	407	1,590	1,670
Operating expenses:
Salaries and employee benefits	218	207	717	733
Support services from HSBC affiliates	378	372	1,064	1,143
Occupancy expense, net	57	60	173	176
Expense related to certain regulatory matters (Note 20)	—	800	—	1,500
Other expenses	202	188	478	515
Total operating expenses	855	1,627	2,432	4,067
Income (loss) from continuing operations before income tax expense	15	(794)	531	(938)
Income tax expense (benefit)	11	(12)	164	357
Income (loss) from continuing operations	4	(782)	367	(1,295)
Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	—	—	—	315
Income tax expense	—	—	—	112
Income from discontinued operations	—	—	—	203
Net income (loss)	$4	$(782)	$367	$(1,092)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$4	$(782)	$367	$(1,092)
Net change in unrealized gains (losses), net of tax:
Securities available-for-sale(1)	(50)	97	(785)	218
Other-than-temporarily impaired debt securities held-to-maturity	2	—	2	—
Derivatives designated as cash flow hedges	21	11	95	11
Pension and post-retirement benefit plan	1	—	1	1
Total other comprehensive income (loss)	(26)	108	(687)	230
Comprehensive (loss)	$(22)	$(674)	$(320)	$(862)

(1)
During the three and nine months ended September 30, 2013 and 2012, there were no other-than-temporary impairment ("OTTI") losses on securities recognized in other revenues and no OTTI losses related to the non-credit component of securities were recognized in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2013	December 31, 2012
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,512	$1,359
Interest bearing deposits with banks	29,917	13,279
Securities purchased under agreements to resell	2,216	3,149
Trading assets	25,527	30,874
Securities available-for-sale	48,053	67,716
Securities held-to-maturity (fair value of $1.6 billion and $1.8 billion at September 30, 2013 and December 31, 2012, respectively)	1,433	1,620
Loans	67,710	63,258
Less – allowance for credit losses	595	647
Loans, net	67,115	62,611
Loans held for sale (includes $1 million and $465 million designated under fair value option at September 30, 2013 and December 31, 2012, respectively)	236	1,018
Properties and equipment, net	258	276
Intangible assets, net	295	247
Goodwill	2,228	2,228
Other assets	8,585	7,069
Total assets	$187,375	$191,446
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$31,534	$31,315
Interest bearing (includes $7.9 billion and $8.7 billion designated under fair value option at September 30, 2013 and December 31, 2012, respectively)	63,608	66,520
Deposits in foreign offices:
Noninterest bearing	1,470	1,813
Interest bearing	16,309	18,023
Total deposits	112,921	117,671
Short-term borrowings	19,499	14,933
Long-term debt (includes $6.8 billion and $7.3 billion designated under fair value option at September 30, 2013 and December 31, 2012, respectively)	22,151	21,745
Total debt	154,571	154,349
Trading liabilities	11,065	14,699
Interest, taxes and other liabilities	4,357	4,562
Total liabilities	169,993	173,610
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Additional paid-in capital	14,111	14,123
Retained earnings	1,675	1,363
Accumulated other comprehensive income	31	785
Total common shareholder’s equity	15,817	16,271
Total shareholders’ equity	17,382	17,836
Total liabilities and shareholders’ equity	$187,375	$191,446

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of September 30, 2013 and December 31, 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

	September 30,	December 31,
	2013	2012
	(in millions)
Assets
Interest bearing deposits with banks	$5	$—
Securities held-to-maturity	208	—
Other assets	479	533
Total assets	$692	$533
Liabilities
Long-term debt	92	92
Interest, taxes and other liabilities	99	152
Total liabilities	$191	$244

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30,	2013	2012
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,123	13,814
Employee benefit plans and other	(12)	(16)
Balance at end of period	14,111	13,798
Retained earnings
Balance at beginning of period	1,363	2,481
Net income (loss)	367	(1,092)
Cash dividends declared on preferred stock	(55)	(55)
Balance at end of period	1,675	1,334
Accumulated other comprehensive income
Balance at beginning of period	785	642
Other-than-temporary impairment on securities held-to-maturity due to the consolidation of a variable interest entity	(67)	—
Other comprehensive income (loss), net of tax	(687)	230
Balance at end of period	31	872
Total common shareholder's equity	15,817	16,004
Total shareholders’ equity	$17,382	$17,569

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2013	2012
	(in millions)
Cash flows from operating activities
Net income (loss)	$367	$(1,092)
Income from discontinued operations	—	203
Income (loss) from continuing operations	367	(1,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	249	243
Gain on sale of branches	—	(433)
Expense accrual related to certain regulatory matters	—	1,500
Provision for credit losses	142	173
Realized gains on securities available-for-sale	(189)	(145)
Realized gains on securities held-to-maturity	—	—
Net change in other assets and liabilities	(805)	2,246
Net change in loans held for sale:
Originations of loans	(1,481)	(2,678)
Sales and collection of loans held for sale	1,804	2,795
Net change in trading assets and liabilities	1,857	7,576
Lower of amortized cost or fair value adjustments on loans held for sale	10	32
Mark-to-market loss on financial instruments designated at fair value and related derivatives	(82)	258
Cash provided by operating activities – continuing operations	1,872	10,272
Cash provided by operating activities – discontinued operations	—	34
Net cash provided by operating activities	1,872	10,306
Cash flows from investing activities
Net change in interest bearing deposits with banks	(16,619)	10,141
Net change in securities purchased under agreements to resell	933	(8,569)
Securities available-for-sale:
Purchases of securities available-for-sale	(22,594)	(29,177)
Proceeds from sales of securities available-for-sale	33,270	10,183
Proceeds from maturities of securities available-for-sale	7,099	9,601
Securities held-to-maturity:
Proceeds from sales of securities held-to-maturity	79	—
Proceeds from maturities of securities held-to-maturity	340	301
Change in loans:
Originations, net of collections	(4,687)	(9,509)
Loans sold to third parties	491	49
Net cash used for acquisitions of properties and equipment	(26)	(6)
Net outflows related to the sale of branches	—	(10,137)
Other, net	(17)	(40)
Cash used in investing activities – continuing operations	(1,731)	(27,163)
Cash provided by investing activities – discontinued operations	—	20,746
Net cash used in investing activities	(1,731)	(6,417)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2013	2012
	(in millions)
Cash flows from financing activities
Net change in deposits	(4,761)	(5,536)
Debt:
Net change in short-term borrowings	4,151	(1,896)
Issuance of long-term debt	4,630	5,354
Repayment of long-term debt	(3,941)	(1,928)
Repayment of debt related to the sale and leaseback of 452 Fifth Avenue property	—	(8)
Other decreases in capital surplus	(12)	(16)
Dividends paid	(55)	(55)
Cash provided by (used in) financing activities – continuing operations	12	(4,085)
Cash used in financing activities – discontinued operations	—	(35)
Net cash provided by (used in) financing activities	12	(4,120)
Net change in cash and due from banks	153	(231)
Cash and due from banks at beginning of period	1,359	1,616
Cash and due from banks at end of period	$1,512	$1,385
Supplemental disclosure of non-cash investing activities
Trading securities pending settlement	$144	$20
Transfer of loans to held for sale	33	39

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Presentation	10	12	Accumulated Other Comprehensive Income	42
2	Discontinued Operations	11	13	Pension and Other Postretirement Benefits	44
3	Trading Assets and Liabilities	12	14	Related Party Transactions	44
4	Securities	13	15	Business Segments	48
5	Loans	19	16	Retained Earnings and Regulatory Capital Requirements	51
6	Allowance for Credit Losses	29	17	Variable Interest Entities	51
7	Loans Held for Sale	30	18	Guarantee Arrangements, Pledged Assets and Collateral	54
8	Intangible Assets	31	19	Fair Value Measurements	60
9	Goodwill	33	20	Litigation and Regulatory Matters	79
10	Derivative Financial Instruments	33	21	New Accounting Pronouncements	87
11	Fair Value Option	40

1.	Organization and Presentation

HSBC USA Inc. (“HSBC USA”), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA (together with its subsidiaries, “HUSI”) may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. In addition, a reduction in trading assets and trading liabilities of $5.1 billion at December 31, 2012 was made to properly reflect the elimination of certain affiliate inter-company balances relating to trading derivatives. We have determined that this correction had no impact to any other consolidated financial information presented for 2012.
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
In May 2013, we consolidated our commercial paper conduit variable interest entity, otherwise known as Bryant Park Funding LLC ("Bryant Park") upon the completion of a restructuring of that entity. See Note 17, "Variable Interest Entities" for further details.

HSBC USA Inc.

2. Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation (“HSBC Finance”), HSBC USA and other wholly-owned affiliates, entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012. The sale included our General Motors (“GM”) and Union Plus (“UP”) credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded lower of amortized cost or fair value adjustments on these receivables which, prior to the sale, were classified as held for sale on our balance sheet as a component of assets of discontinued operations which totaled $440 million in the nine months ended September 30, 2012 and is reflected in net interest income and other revenues in the table below. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization were no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA N. A.'s ("HSBC Bank USA") legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables were included as part of the branch sale to First Niagara Bank, N.A. in 2012 and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio. In September 2013, the outsourcing arrangement with Capital One ended and we resumed the servicing of our remaining credit card portfolio.
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
Following the completion of the sale in May of 2012, there was no remaining impact on our results related to the discontinued credit cards operations. The following table summarizes the results of our discontinued credit card operations for the prior year periods:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in millions)
Net interest income and other revenues (1)	$—	$541
Income from discontinued operations before income tax	—	315

(1)
Interest expense in 2012 was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

At September 30, 2013 and December 31, 2012 there were no remaining assets and liabilities of our discontinued credit cards operations reported on our consolidated balance sheet.

HSBC USA Inc.

3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following.

	September 30, 2013	December 31, 2012
	(in millions)
Trading assets:
U.S. Treasury	$2,064	$2,484
U.S. Government agency issued or guaranteed	330	337
U.S. Government sponsored enterprises(1)	161	32
Obligations of U.S. states and political subdivisions	16	—
Asset backed securities	482	687
Corporate and foreign bonds(2)	7,277	9,583
Other securities	24	36
Precious metals	10,587	12,332
Derivatives	4,586	5,383
	$25,527	$30,874
Trading liabilities:
Securities sold, not yet purchased	$921	$207
Payables for precious metals	3,549	5,767
Derivatives	6,595	8,725
	$11,065	$14,699

(1)
Includes mortgage backed securities of $134 million and $16 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $27 million and $16 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at September 30, 2013 and December 31, 2012, respectively.

(2)	We did not hold any foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either September 30, 2013 or December 31, 2012.
At September 30, 2013 and December 31, 2012, the fair value of derivatives included in trading assets has been reduced by $4.5 billion and $5.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2013 and December 31, 2012, the fair value of derivatives included in trading liabilities has been reduced by $2.1 billion and $1.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments" for further information on our trading derivatives and related collateral.

HSBC USA Inc.

4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following.

September 30, 2013	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$18,228	$—	$423	$(60)	$18,591
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	161	—	—	(11)	150
Collateralized mortgage obligations	43	—	—	(1)	42
Direct agency obligations	4,082	—	276	(14)	4,344
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,800	—	179	(270)	10,709
Collateralized mortgage obligations	8,045	—	30	(139)	7,936
Direct agency obligations	1	—	—	—	1
Obligations of U.S. states and political subdivisions	867	—	17	(26)	858
Asset backed securities collateralized by:
Residential mortgages	1	—	1	—	2
Commercial mortgages	133	—	2	—	135
Home equity	272	—	—	(42)	230
Other	103	—	—	—	103
Foreign debt securities(2)(4)	4,805	—	10	(27)	4,788
Equity securities	165	—	2	(3)	164
Total available-for-sale securities	$47,706	$—	$940	$(593)	$48,053
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$893	$—	$105	$—	$998
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	55	—	9	—	64
Collateralized mortgage obligations	225	—	28	—	253
Obligations of U.S. states and political subdivisions	31	—	1	—	32
Asset-backed securities collateralized by residential mortgages	21	—	1	—	22
Asset-backed securities and other debt securities held by consolidated VIE(5)	320	(112)	21	—	229
Total held-to-maturity securities	$1,545	$(112)	$165	$—	$1,598

HSBC USA Inc.

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$34,800	$566	$(24)	$35,342
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	144	1	(1)	144
Collateralized mortgage obligations	22	—	—	22
Direct agency obligations	4,039	364	(2)	4,401
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,646	674	(6)	16,314
Collateralized mortgage obligations	4,315	156	—	4,471
Direct agency obligations	1	—	—	1
Obligations of U.S. states and political subdivisions	877	37	(2)	912
Asset backed securities collateralized by:
Residential mortgages	1	—	—	1
Commercial mortgages	208	6	—	214
Home equity	310	—	(52)	258
Other	102	—	(18)	84
Corporate and other domestic debt securities	24	2	—	26
Foreign debt securities(2)(4)	5,385	16	(48)	5,353
Equity securities	167	6	—	173
Total available-for-sale securities	$66,041	$1,828	$(153)	$67,716
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$1,121	$148	$—	$1,269
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	66	12	—	78
Collateralized mortgage obligations	277	42	—	319
Obligations of U.S. states and political subdivisions	38	3	—	41
Asset-backed securities collateralized by residential mortgages	118	6	—	124
Total held-to-maturity securities	$1,620	$211	$—	$1,831

(1)
Includes securities at amortized cost of $170 million and $153 million issued or guaranteed by FNMA at September 30, 2013 and December 31, 2012, respectively, and $34 million and $13 million issued or guaranteed by FHLMC at September 30, 2013 and December 31, 2012, respectively.

(2)
At September 30, 2013 and December 31, 2012, foreign debt securities consisted of $1.2 billion and $1.5 billion, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(3)
Includes securities at amortized cost of $422 million and $507 million issued or guaranteed by FNMA at September 30, 2013 and December 31, 2012, respectively, and $471 million and $614 million issued and guaranteed by FHLMC at September 30, 2013 and December 31, 2012, respectively.

(4)	We did not hold any foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at September 30, 2013 and December 31, 2012.

(5)	Relates to securities held by Bryant Park Funding LLC, a variable interest entity which was consolidated in May 2013. See Note 17, "Variable Interest Entities" for additional information.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of September 30, 2013 and December 31, 2012 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	10	$(43)	$5,644	7	$(17)	$609
U.S. Government sponsored enterprises	31	(21)	531	16	(5)	237
U.S. Government agency issued or guaranteed	202	(409)	7,759	1	—	—
Obligations of U.S. states and political subdivisions	50	(26)	455	—	—	—
Asset backed securities	—	—	—	12	(42)	241
Foreign debt securities	1	—	15	8	(27)	3,324
Equity Securities	1	(3)	156	—	—	—
Securities available-for-sale	295	$(502)	$14,560	44	$(91)	$4,411
Securities held-to-maturity:
U.S. Government sponsored enterprises	15	$—	$—	45	$—	$—
U.S. Government agency issued or guaranteed	72	—	—	874	—	2
Obligations of U.S. states and political subdivisions	5	—	2	2	—	—
Asset backed securities	2	—	2	—	—	—
Securities held-to-maturity	94	$—	$4	921	$—	$2

	One Year or Less			Greater Than One Year
December 31, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(3)	$3,344	6	$(21)	$587
U.S. Government sponsored enterprises	9	(3)	431	14	—	7
U.S. Government agency issued or guaranteed	18	(6)	1,059	—	—	—
Obligations of U.S. states and political subdivisions	14	(2)	168	1	—	7
Asset backed securities	3	—	20	13	(70)	354
Foreign debt securities	—	—	—	9	(48)	3,787
Securities available-for-sale	50	$(14)	$5,022	43	$(139)	$4,742
Securities held-to-maturity:
U.S. Government sponsored enterprises	24	$—	$—	52	$—	$—
U.S. Government agency issued or guaranteed	75	—	—	947	—	2
Obligations of U.S. states and political subdivisions	2	—	1	1	—	—
Asset backed securities	1	—	4	2	—	7
Securities held-to-maturity	102	$—	$5	1,002	$—	$9

HSBC USA Inc.

Net unrealized gains decreased within the available-for-sale portfolio in the first nine months of 2013 primarily due to a significant rise in yields on U.S. Treasury and other U.S. Government securities during 2013 due to concerns that the Federal Reserve will wind down its bond buying program sooner than previously expected as well as security sales during the first nine months of 2013. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies. During the three and nine months ended September 30, 2013 and 2012, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to credit.
Upon consolidation of Bryant Park Funding LLC during the second quarter of 2013, we have held-to-maturity asset backed securities totaling $208 million at September 30, 2013 which were previously determined to be other-than-temporarily impaired. We do not consider any other debt securities to be other-than-temporarily impaired at September 30, 2013 as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

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
For a complete description of the factors considered when analyzing debt securities for impairment, see Note 7, "Securities" in our 2012 Form 10-K. There have been no material changes in our process for assessing impairment during 2013.
For the three and nine months ended September 30, 2013 and 2012 there were no other-than-temporary impairment losses recognized related to credit loss. At September 30, 2013, as a result of consolidating a previously unconsolidated VIE in the second quarter of 2013, the excess of discounted future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $112 million. At December 31, 2012, there were no non-credit component unrealized loss amounts recognized.
The following table summarizes the rollforward of credit losses on debt securities that were other-than-temporarily impaired which have previously been recognized in income that we do not intend to sell nor will likely be required to sell:

HSBC USA Inc.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Credit losses at the beginning of the period	$61	$—
Credit losses previously recognized on held-to-maturity debt securities of VIE consolidated during the second quarter of 2013	—	61
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$61	$61
At September 30, 2013, we held 24 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $333 million of the total aggregate fair value of asset-backed securities of $470 million at September 30, 2013. The gross unrealized losses on these monoline securities were $42 million at September 30, 2013. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of September 30, 2013 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $100 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at September 30, 2013.
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
As discussed above, certain asset-backed securities in the available-for-sale portfolio have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. We did not consider the value of the monoline wrap of any non-investment grade monoline insurer at September 30, 2013 and December 31, 2012. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(in millions)
Gross realized gains	$68	$59	$275	$260
Gross realized losses	(33)	(9)	(94)	(115)
Net realized gains	$35	$50	$181	$145

HSBC USA Inc.

During the first quarter of 2013, we sold six asset-backed securities out of our held-to-maturity portfolio with a total carrying value of $71 million and recognized a gain of $8 million. These sales were in response to the significant credit deterioration which had occurred on these securities which had been classified as substandard for regulatory reporting purposes and, therefore, these disposals do not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2013 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2013, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2013. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$500.32%		$13,165.82%		$2,656	2.45%	$1,907	4.07%
U.S. Government sponsored enterprises	50.38		570	2.36	2,940	3.20	726	3.99
U.S. Government agency issued or guaranteed	—	—	15	4.23	86	2.28	18,745	2.68
Obligations of U.S. states and political subdivisions	—	—	88	3.95	329	3.54	450	3.56
Asset backed securities	—	—	1	2.02	11.39		497	2.62
Foreign debt securities	657	2.60	4,148	1.95		—	—	—
Total amortized cost	$1,207	1.57%	$17,987	1.14%	$6,022	2.87%	$22,325	2.86%
Total fair value	$1,210		$18,027		$6,374		$22,278
Held-to-maturity:
U.S. Government sponsored enterprises	$1	8.00%	$1	7.20%	$2	8.02%	$889	6.16%
U.S. Government agency issued or guaranteed	—	—	1	7.62	2	7.69	277	6.51
Obligations of U.S. states and political subdivisions	5	4.99	12	4.70	6	3.96	8	5.12
Asset backed securities	—	—	—	—	—	—	21	6.24
Asset backed securities issued by consolidated VIE	—	—	—	—	67.29		141.29
Total amortized cost	$6	5.71%	$14	5.18%	$77.96%		$1,336	5.61%
Total fair value	$6		$16		$79		$1,497

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $139 million and $482 million, respectively, were included in other assets at September 30, 2013. Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $143 million and $483 million, respectively, were included in other assets at December 31, 2012.

HSBC USA Inc.

5. Loans

Loans consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Commercial loans:
Construction and other real estate	$8,919	$8,457
Business and corporate banking	13,668	12,608
Global banking(1)(2)	23,370	20,009
Other commercial	2,552	3,076
Total commercial	48,509	44,150
Consumer loans:
Residential mortgages	15,720	15,371
Home equity mortgages	2,087	2,324
Credit cards	856	815
Other consumer	538	598
Total consumer	19,201	19,108
Total loans	$67,710	$63,258

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. Dollar lending to multinational banking customers managed by HSBC on a global basis as well as loans to HSBC affiliates.

(2)
Includes loans to HSBC affiliates of $5.9 billion and $4.5 billion at September 30, 2013 and December 31, 2012, respectively. See Note 14, "Related Party Transactions" for additional information regarding loans to HSBC affiliates.

Net deferred origination costs (fees) totaled ($10 million) and $30 million at September 30, 2013 and December 31, 2012, respectively.
At September 30, 2013 and December 31, 2012, we had a net unamortized premium on our loans of $17 million and $25 million, respectively. We amortized net premiums of $1 million and $4 million on our loans in the three and nine months ended September 30, 2013, respectively, compared with $2 million and $20 million on our loans in the three and nine months ended September 30, 2012, respectively.
Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at September 30, 2013 and December 31, 2012. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

HSBC USA Inc.

	Past Due		Total Past Due 30 Days or More
At September 30, 2013	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$3	$58	$61	$8,858	$8,919
Business and corporate banking	42	35	77	13,591	13,668
Global banking	—	4	4	23,366	23,370
Other commercial	28	27	55	2,497	2,552
Total commercial	73	124	197	48,312	48,509
Consumer loans:
Residential mortgages	457	1,043	1,500	14,220	15,720
Home equity mortgages	29	64	93	1,994	2,087
Credit cards	15	13	28	828	856
Other consumer	7	24	31	507	538
Total consumer	508	1,144	1,652	17,549	19,201
Total loans	$581	$1,268	$1,849	$65,861	67,710

	Past Due		Total Past Due 30 Days or More
At December 31, 2012	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$89	$152	$241	$8,216	$8,457
Business and corporate banking	73	70	143	12,465	12,608
Global banking	30	8	38	19,971	20,009
Other commercial	16	31	47	3,029	3,076
Total commercial	208	261	469	43,681	44,150
Consumer loans:
Residential mortgages	493	976	1,469	13,902	15,371
Home equity mortgages	40	82	122	2,202	2,324
Credit cards	14	15	29	786	815
Other consumer	5	33	38	560	598
Total consumer	552	1,106	1,658	17,450	19,108
Total loans	$760	$1,367	$2,127	$61,131	$63,258

(1)	Loans less than 30 days past due are presented as current.
Nonaccrual Loans Nonaccrual loans totaled $1.4 billion and $1.6 billion at September 30, 2013 and December 31, 2012, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $25 million and $86 million in the three and nine months ended September 30, 2013, respectively, compared with $37 million and $92 million in the three and nine months ended September 30, 2012, respectively. Interest income that was included in interest income on these loans was $11 million and $27 million in the three and nine months ended September 30, 2013, respectively, compared with $10 million and $14 million in the three and nine months ended September 30, 2012, respectively. For an analysis of reserves for credit losses, see Note 6, “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$44	$104
Other real estate	103	281
Business and corporate banking	47	47
Global banking	14	18
Other commercial	2	13
Total commercial	210	463
Consumer:
Residential mortgages	1,020	1,038
Home equity mortgages	85	86
Total residential mortgages(1)	1,105	1,124
Other consumer loans	—	5
Total consumer loans	1,105	1,129
Nonaccrual loans held for sale	45	37
Total nonaccruing loans	1,360	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	—	—
Other real estate	—	8
Business and corporate banking	—	28
Other commercial	9	1
Total commercial	9	37
Consumer:
Credit card receivables	13	15
Other consumer	24	28
Total consumer loans	37	43
Total accruing loans contractually past due 90 days or more	46	80
Total nonperforming loans	$1,406	$1,709

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
The following table presents information about receivables which were modified during the three and nine months ended September 30, 2013 and 2012 and as a result of this action became classified as TDR Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$—	$38	$15	$105
Business and corporate banking	29	1	34	22
Global banking	51	—	51	—
Total commercial	80	39	100	127
Consumer loans:
Residential mortgages	64	220	155	328
Credit cards	—	1	1	3
Total consumer	64	221	156	331
Total	$144	$260	$256	$458
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2013 was 1.80 percent and 2.00 percent, respectively, compared with 1.90 percent and 1.80 percent during the three and nine months ended September 30, 2012, respectively. Weighted-average contractual rate reduction for commercial loans was not significant in both number of loans and rate.
The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30, 2013	December 31, 2012
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$375	$343
Business and corporate banking	51	86
Global banking	51	—
Other commercial	27	31
Total commercial	504	460
Consumer loans:
Residential mortgages (3)	921	960
Credit cards	10	14
Total consumer	931	974
Total TDR Loans(4)	$1,435	$1,434

HSBC USA Inc.

	September 30, 2013	December 31, 2012
	(in millions)
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$12	$23
Business and corporate banking	30	3
Global banking	4	—
Other commercial	—	—
Total commercial	46	26
Consumer loans:
Residential mortgages	68	109
Credit cards	3	5
Total consumer	71	114
Total allowance for credit losses for TDR Loans	$117	$140

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $98 million and $237 million at September 30, 2013 and December 31, 2012, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	September 30, 2013	December 31, 2012
	(in millions)
Commercial loans:
Construction and other real estate	$393	$398
Business and corporate banking	89	137
Global banking	51	—
Other commercial	30	34
Total commercial	563	569
Consumer loans:
Residential mortgages	1,101	1,118
Credit cards	10	14
Total consumer	1,111	1,132
Total	$1,674	$1,701

(3)
Includes $687 million and $608 million at September 30, 2013 and December 31, 2012, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes $404 million and $519 million at September 30, 2013 and December 31, 2012, respectively, which are classified as nonaccrual loans.

(5)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table provides additional information relating to TDR Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$405	$364	$362	$361
Business and corporate banking	39	85	49	92
Global banking	25	—	13	—
Other commercial	28	34	29	34
Total commercial	497	483	453	487
Consumer loans:
Residential mortgages(1)	904	745	910	676
Credit cards	11	17	12	16
Total consumer	915	762	922	692
Total average balance of TDR Loans	$1,412	$1,245	$1,375	$1,179
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$4	$2	$9	$6
Business and corporate banking	—	—	—	—
Other commercial	1	3	3	6
Total commercial	5	5	12	12
Consumer loans:
Residential mortgages	8	8	24	22
Credit cards	—	—	1	—
Total consumer	8	8	25	22
Total interest income recognized on TDR Loans	$13	$13	$37	$34

(1)	Beginning in the third quarter of 2012, average balances for residential mortgages include loans discharged under Chapter 7 bankruptcy and not re-affirmed.
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$28	$—	$28	$—
Business and corporate banking	2	—	2	—
Other commercial	—	—	—	—
Total commercial	30	—	30	—
Consumer loans:
Residential mortgages	10	57	35	159
Credit cards	—	—	—	—
Total consumer	10	57	35	159
Total	$40	$57	$65	$159

HSBC USA Inc.

Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)(3)	Impairment Reserve
	(in millions)
At September 30, 2013
Construction and other real estate	$71	$349	$420	$17
Business and corporate banking	39	17	56	32
Global banking	65	—	65	9
Other commercial	—	61	61	—
Total	$175	$427	$602	$58
At December 31, 2012
Construction and other real estate	$192	$305	$497	$86
Business and corporate banking	57	49	106	10
Global banking	—	18	18	—
Other commercial	1	75	76	—
Total	$250	$447	$697	$96

(1)
The decrease in construction and other real estate impaired loans with impairment allowances since December 31, 2012 largely reflects the partial charge-off of a loan with a balance of $71 million and other decreases in previously impaired loans which was partially offset by the addition of currently performing TDR loans added in the second quarter of 2013 totaling $152 million, for which an insignificant amount of impairment reserves were required.

(2)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Construction and other real estate	$375	$343
Business and corporate banking	51	86
Global banking	51
Other commercial	27	31
Total	$504	$460

(3)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

	September 30, 2013	December 31, 2012
	(in millions)
Construction and other real estate	$438	$552
Business and corporate banking	94	157
Global banking	65	18
Other commercial	64	79
Total	$661	$806

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$443	$562	$444	$628
Business and corporate banking	62	112	69	122
Global banking	42	129	30	103
Other commercial	63	87	69	88
Total average balance of impaired commercial loans	$610	$890	$612	$941
Interest income recognized on impaired commercial loans:
Construction and other real estate	$4	$5	$10	$8
Business and corporate banking	—	2	—	4
Global banking	—	—	—	—
Other commercial	1	1	4	2
Total interest income recognized on impaired commercial loans	$5	$8	$14	$14
Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following table summarizes criticized assets for commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2013
Construction and other real estate	$358	$511	$16	$885
Business and corporate banking	529	161	31	721
Global banking	396	101	5	502
Other commercial	12	50	—	62
Total	$1,295	$823	$52	$2,170
At December 31, 2012
Construction and other real estate	$627	$677	$105	$1,409
Business and corporate banking	369	115	10	494
Global banking	93	50	—	143
Other commercial	36	74	2	112
Total	$1,125	$916	$117	$2,158

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our commercial loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2013
Commercial:
Construction and other real estate	$8,772	$147	$—	$8,919
Business and corporate banking	13,621	47	—	13,668
Global banking	23,356	14	—	23,370
Other commercial	2,541	2	9	2,552
Total commercial	$48,290	$210	$9	$48,509
At December 31, 2012
Commercial:
Construction and other real estate	$8,064	$385	$8	$8,457
Business and corporate banking	12,533	47	28	12,608
Global banking	19,991	18	—	20,009
Other commercial	3,062	13	1	3,076
Total commercial	$43,650	$463	$37	$44,150
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2013
Construction and other real estate	$5,583	$3,336	$8,919
Business and corporate banking	6,953	6,715	13,668
Global banking	19,518	3,852	23,370
Other commercial	1,188	1,364	2,552
Total commercial	$33,242	$15,267	$48,509
At December 31, 2012
Construction and other real estate	$4,727	$3,730	$8,457
Business and corporate banking	6,012	6,596	12,608
Global banking	16,206	3,803	20,009
Other commercial	1,253	1,823	3,076
Total commercial	$28,198	$15,952	$44,150

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	September 30, 2013		December 31, 2012
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgages(1)	$1,221	7.70%	$1,233	7.78%
Home equity mortgages	75	3.61	75	3.23
Total residential mortgages	1,296	7.23	1,308	7.20
Credit cards	18	2.10	21	2.58
Other consumer	28	4.65	30	4.52
Total consumer	$1,342	6.92%	$1,359	6.92%

(1)
At September 30, 2013 and December 31, 2012, residential mortgage loan delinquency includes $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Nonperforming   The following table summarizes the status of our consumer loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2013
Consumer:
Residential mortgages	$14,700	$1,020	$—	$15,720
Home equity mortgages	2,002	85	—	2,087
Total residential mortgages	16,702	1,105	—	17,807
Credit cards	843	—	13	856
Other consumer	514	—	24	538
Total consumer	$18,059	$1,105	$37	$19,201
At December 31, 2012
Consumer:
Residential mortgages	$14,333	$1,038	$—	$15,371
Home equity mortgages	2,238	86	—	2,324
Total residential mortgages	16,571	1,124	—	17,695
Credit cards	800	—	15	815
Other consumer	565	5	28	598
Total consumer	$17,936	$1,129	$43	$19,108
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At September 30, 2013 and December 31, 2012, our loan portfolio included interest-only residential mortgage loans totaling $3.7 billion and $4.0 billion, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

6.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and nine months ended September 30, 2013 and 2012:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2013
Allowance for credit losses – beginning of period	$110	$103	$69	$17	$196	$52	$45	$13	$605
Provision charged to income	(10)	32	(2)	—	(1)	28	6	1	54
Charge offs	(3)	(7)	—	—	(40)	(15)	(7)	(1)	(73)
Recoveries	1	3	—	—	3	1	1	—	9
Net (charge offs) recoveries	(2)	(4)	—	—	(37)	(14)	(6)	(1)	(64)
Allowance for credit losses – end of period	$98	$131	$67	$17	$158	$66	$45	$13	$595

Three Months Ended September 30, 2012
Allowance for credit losses – beginning of period	$198	$80	$44	$18	$188	$47	$31	$13	$619
Provision charged to income	(11)	18	12	—	33	13	15	4	84
Charge offs	(9)	(8)	—	—	(24)	(18)	(14)	(3)	(76)
Recoveries	3	2	—	—	3	—	2	—	10
Net (charge offs) recoveries	(6)	(6)	—	—	(21)	(18)	(12)	(3)	(66)
Allowance for credit losses – end of period	$181	$92	$56	$18	$200	$42	$34	$14	$637

Nine Months Ended September 30, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged to income	(15)	49	26	(4)	10	58	17	1	142
Charge offs	(62)	(22)	—	—	(69)	(38)	(30)	(10)	(231)
Recoveries	13	7	—	4	7	1	3	2	37
Net (charge offs) recoveries	(49)	(15)	—	4	(62)	(37)	(27)	(8)	(194)
Allowance for credit losses – end of period	$98	$131	$67	$17	$158	$66	$45	$13	$595
Ending balance: collectively evaluated for impairment	$81	$99	$58	$17	$92	$64	$42	$13	$466
Ending balance: individually evaluated for impairment	17	32	9	—	66	2	3	—	129
Total allowance for credit losses	$98	$131	$67	$17	$158	$66	$45	$13	$595

Loans:
Collectively evaluated for impairment	$8,499	$13,612	$23,305	$2,491	$13,899	$2,068	$846	$538	$65,258
Individually evaluated for impairment(1)	420	56	65	61	215	19	10	—	846
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,606	—	—	—	1,606
Total loans	$8,919	$13,668	$23,370	$2,552	$15,720	$2,087	$856	$538	$67,710

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2012
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(36)	39	9	(9)	72	55	35	8	173
Charge offs	(12)	(31)	(84)	—	(73)	(65)	(47)	(17)	(329)
Recoveries	17	6	—	6	9	—	7	5	50
Net (charge offs) recoveries	5	(25)	(84)	6	(64)	(65)	(40)	(12)	(279)
Allowance for credit losses – end of period	$181	$92	$56	$18	$200	$42	$34	$14	$637
Ending balance: collectively evaluated for impairment	$79	$82	$41	$17	$93	$36	$29	$14	$391
Ending balance: individually evaluated for impairment	102	10	15	1	107	6	5	—	246
Total allowance for credit losses	$181	$92	$56	$18	$200	$42	$34	$14	$637

Loans:
Collectively evaluated for impairment	$7,387	$12,389	$18,868	$3,054	$13,462	$2,365	$780	$615	$58,920
Individually evaluated for impairment(1)	533	108	143	86	345	22	16	—	1,253
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,279	—	—	—	1,279
Total loans	$7,920	$12,497	$19,011	$3,140	$15,086	$2,387	$796	$615	$61,452

(1)
For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $687 million and $516 million at September 30, 2013 and 2012, respectively.

7. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Commercial loans	$42	$481
Consumer loans:
Residential mortgages	130	472
Other consumer	64	65
Total consumer	194	537
Total loans held for sale	$236	$1,018
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at September 30, 2013 and December 31, 2012. The fair value of commercial loans held for sale under this program was $1 million and $465 million at September 30, 2013 and December 31, 2012, respectively. We have elected to designate all of the leveraged acquisition finance syndicated loans classified as held for sale at fair value under fair value option. See Note 11, “Fair Value Option,” for additional information.
Commercial loans held for sale also includes commercial real estate loans totaling $41 million and $16 million at September 30, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). Upon conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, we no longer retain the servicing rights in relation to new mortgage loans and new agency eligible loan originations are sold servicing released directly to PHH Mortgage beginning with May 2013 applications. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $48 million and $52 million at September 30, 2013 and December 31, 2012, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at September 30, 2013, we experienced a decrease in the valuation allowance for consumer loans held for sale during 2013 due primarily to loan sales. The valuation allowance on consumer loans held for sale was $81 million and $114 million at September 30, 2013 and December 31, 2012, respectively.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans held for sale was partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale attributable to changes in market interest rates. Trading related revenue associated with this economic hedging program, which is included in residential mortgage banking revenue in the consolidated statement of income (loss), were losses of $9 million and $5 million during the three and nine months ended September 30, 2013, respectively, compared with losses of $4 million and gains of $0 million during the three and nine months ended September 30, 2012, respectively. With the conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, PHH Mortgage is obligated to purchase agency eligible loans from us as of the earlier of when the customer locks the mortgage loan pricing or when the mortgage loan application is approved beginning with May 2013 applications. As a result, we retain none of the risk of market changes in mortgage rates and, therefore, an economic hedging program is no longer required for these loans.

8. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Mortgage servicing rights:
Residential	$224	$168
Commercial	11	11
Total mortgage servicing rights	$235	$179
Purchased credit card relationships	55	60
Favorable lease agreements	5	8
Total intangible assets	$295	$247
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

HSBC USA Inc.

The following table summarizes the critical assumptions used to calculate the fair value of residential MSRs:

	September 30, 2013	December 31, 2012
Annualized constant prepayment rate (“CPR”)	12.5%	22.4%
Constant discount rate	12.8%	11.3%
Weighted average life	5.0	3.4
The following table summarizes residential MSRs activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Fair value of MSRs:
Beginning balance	$225	$187	$168	$220
Additions related to loan sales	3	6	14	20
Changes in fair value due to:
Change in valuation model inputs or assumptions	4	(5)	73	(20)
Customer payments	(8)	(15)	(31)	(47)
Ending balance	$224	$173	$224	$173
The following table summarizes information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet:

	September 30, 2013	December 31, 2012
	(in millions)
Outstanding principal balances at period end	$28,211	$32,041
Custodial balances maintained and included in noninterest bearing deposits at period end	$—	$810
Our CPR assumption declined significantly at September 30, 2013 compared with December 31, 2012 due to rising interest rates which was the primary driver of the increase in value.
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage under our previously announced strategic relationship agreement with PHH Mortgage to manage our mortgage processing and servicing operations. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $45.2 billion as of September 30, 2013. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations beginning with May 2013 applications to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized. As a result, we no longer maintain custodial balances for loans sold to PHH. No significant one-time restructuring costs have been incurred as a result of this transaction.
Servicing fees collected are included in residential mortgage banking revenue and totaled $20 million and $62 million during the three and nine months ended September 30, 2013, respectively, compared with $21 million and $68 million during the three and nine months ended September 30, 2012, respectively.
Commercial mortgage servicing rights  Commercial MSRs, which are accounted for using the lower of amortized cost or fair value method, totaled $11 million and $11 million at September 30, 2013 and December 31, 2012, respectively.
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

HSBC USA Inc.

9. Goodwill

Goodwill was $2.2 billion at both September 30, 2013 and December 31, 2012, and includes accumulated impairment losses from prior years of $54 million.
In July 2013, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts. However, our testing results continued to indicate that there is only marginal excess of fair value over book value in our Global Banking and Markets reporting unit as its book value including allocated goodwill was 92 percent of fair value. Based on the results of this testing, as of September 30, 2013, we performed an interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit which indicated that the fair value of the reporting unit continued to exceed its book value. At September 30, 2013, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 90 percent of fair value.

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

HSBC USA Inc.

	September 30, 2013		December 31, 2012
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$50	$23	$—	$15
Bilateral OTC(2)	141	327	10	860
Interest rate contracts	191	350	10	875

Derivatives accounted for as cash flow hedges(1)
Bilateral OTC(2)	92	3	33	9
Foreign exchange contracts	92	3	33	9

OTC-cleared(2)	7	—	—	—
Bilateral OTC(2)	21	97	14	227
Interest rate contracts	28	97	14	227

Total derivatives accounted for as hedges	311	450	57	1,111

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	77	59	99	82
OTC-cleared(2)	20,213	21,130	17,204	16,663
Bilateral OTC(2)	34,702	33,974	48,480	48,623
Interest rate contracts	54,992	55,163	65,783	65,368

Exchange-traded(2)	1	3	4	25
Bilateral OTC(2)	14,158	13,802	13,756	13,537
Foreign exchange contracts	14,159	13,805	13,760	13,562

Equity contract - bilateral OTC(2)	1,237	1,238	1,287	1,291

Exchange-traded(2)	107	45	135	19
Bilateral OTC(2)	1,176	985	656	719
Precious metals contracts	1,283	1,030	791	738

OTC-cleared(2)	577	559	511	437
Bilateral OTC(2)	4,638	4,726	6,617	6,910
Credit contracts	5,215	5,285	7,128	7,347

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	548	92	901	97

Foreign exchange contracts - bilateral OTC(2)	—	26	52	17

Equity contracts - bilateral OTC(2)	588	169	472	126

Precious metals contracts - bilateral OTC(2)	—	33	—	—

Credit contracts - bilateral OTC(2)	12	11	1	4

Total derivatives	78,345	77,302	90,232	89,661

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	67,809	67,809	78,244	78,244
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	4,491	2,116	5,123	1,336
Net amounts of derivative assets / liabilities presented in the balance sheet	6,045	7,377	6,865	10,081

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,276	2,972	627	4,887
Net amounts of derivative assets / liabilities	$4,769	$4,405	$6,238	$5,194

(1)
Derivative assets/liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

HSBC USA Inc.

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

See Note 18, "Guarantee Arrangements, Pledged Assets and Collateral" for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $1 million during the nine months ended September 30, 2013, respectively, compared with a decrease in the carrying amount of our debt by $3 million and $9 million during the three and nine months ended September 30, 2012, respectively. We amortized $3 million and $10 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and nine months ended September 30, 2013, respectively, compared with $3 million and $9 million during the three and nine months ended September 30, 2012, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $37 million and $49 million as of September 30, 2013 and December 31, 2012, respectively. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying amount of the securities by $38 million and decreased the carrying amount of the securities by $563 million during the three and nine months ended September 30, 2013, respectively, compared with an increase in the carrying amount of the securities by $44 million and $231 million during the three and nine months ended September 30, 2012. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $161 million and $836 million as of September 30, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Three Months Ended September 30, 2013
Interest rate contracts/AFS Securities	$(56)	$42	$112	$(39)	$3
Interest rate contracts/subordinated debt	4	—	(15)	1	1
Total	$(52)	$42	$97	$(38)	$4

Three Months Ended September 30, 2012
Interest rate contracts/AFS Securities	$(33)	$(41)	$141	$58	$17
Interest rate contracts/subordinated debt	3	3	(15)	(3)	—
Total	$(30)	$(38)	$126	$55	$17

Nine Months Ended September 30, 2013
Interest rate contracts/AFS Securities	$(168)	$609	$337	$(593)	$16
Interest rate contracts/subordinated debt	12	(1)	(46)	1	—
Total	$(156)	$608	$291	$(592)	$16

Nine Months Ended September 30, 2012
Interest rate contracts/AFS Securities	$(117)	$(326)	$482	$323	$(3)
Interest rate contracts/subordinated debt	10	9	(46)	(9)	—
Total	$(107)	$(317)	$436	$314	$(3)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of September 30, 2013 and December 31, 2012, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2013, $2 million and $9 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income compared with $4 million and $12 million during the three and nine months ended September 30, 2012, respectively. During the next twelve months, we expect to amortize $6 million of remaining losses to earnings resulting from these terminated and/or de-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income (loss).

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$2	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	32	14	Interest income (expense)	(2)	(4)	Other income	—	—
Total	$34	$14		$(2)	$(4)		$—	$—

Nine Months Ended September 30,
Foreign exchange contracts	$3	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	150	4	Interest income (expense)	(9)	(12)	Other income	—	—
Total	$153	$4		$(9)	$(12)		$—	$—
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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in millions)
Interest rate contracts	Trading revenue	$13	$(24)	$(369)	$(8)
Interest rate contracts	Residential mortgage banking revenue	(4)	7	(45)	28
Foreign exchange contracts	Trading revenue	77	3	655	648
Equity contracts	Trading revenue	2	2	4	62
Precious metals contracts	Trading revenue	(55)	44	6	96
Credit contracts	Trading revenue	2	(27)	80	(705)
Total		$35	$5	$331	$121
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income (loss).

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
	(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(15)	$15	$(253)	$120
Interest rate contracts	Residential mortgage banking revenue	(9)	(5)	(5)	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(2)	23	(57)	73
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	234	351	474	597
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	42	—	—	—
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	(1)	1	—	3
Credit contracts	Other income	(3)	(1)	—	(6)
Total		$246	$384	$159	$787
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2013, is $5.9 billion for which we have posted collateral of $5.3 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2012, is $8.7 billion for which we have posted collateral of $7.9 billion. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, “Guarantee Arrangements, Pledged Assets and Collateral,” for further details.

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

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$42	$141
P-2	2	42	141

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$—	$40
A-1	14	14	54
We would be required to post $15 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

	September 30, 2013	December 31, 2012
	(in billions)
Interest rate:
Futures and forwards	$182.0	$313.9
Swaps	3,472.0	2,842.6
Options written	97.3	43.3
Options purchased	97.5	44.2
	3,848.8	3,244.0
Foreign Exchange:
Swaps, futures and forwards	756.6	743.7
Options written	77.0	54.9
Options purchased	79.0	55.5
Spot	63.3	56.3
	975.9	910.4
Commodities, equities and precious metals:
Swaps, futures and forwards	47.2	48.1
Options written	21.6	21.0
Options purchased	22.0	21.4
	90.8	90.5
Credit derivatives	403.0	484.9
Total	$5,318.5	$4,729.8

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
These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of September 30, 2013 and December 31, 2012, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
September 30, 2013
Commercial leveraged acquisition finance loans	$1	$1
Fixed rate long-term debt	1,845	1,750
Hybrid instruments:
Interest bearing deposits in domestic offices	7,851	7,693
Structured notes	5,002	4,852
December 31, 2012
Commercial leveraged acquisition finance loans	$465	$486
Fixed rate long-term debt	2,016	1,750
Hybrid instruments:
Interest bearing deposits in domestic offices	8,692	8,399
Structured notes	5,264	5,030
Components of Gain on Instruments at Fair Value and Related Derivatives  Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to interest, credit and other risks as well as the mark-to-market adjustment on derivatives related to the financial instrument designated at fair value and net realized gains or losses on these derivatives. The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO:

HSBC USA Inc.

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2013
Interest rate and other components(1)	$—	$40	$(280)	$(240)
Credit risk component	—	(63)	39	(24)
Total mark-to-market on financial instruments designated at fair value	—	(23)	(241)	(264)
Mark-to-market on the related derivatives	—	(39)	280	241
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(45)	$39	$(6)

Three Months Ended September 30, 2012
Interest rate and other components(1)	$1	$14	$(389)	$(374)
Credit risk component	14	(179)	(39)	(204)
Total mark-to-market on financial instruments designated at fair value	15	(165)	(428)	(578)
Net realized loss on financial instruments	1	—	—	1
Mark-to-market on the related derivatives	—	(21)	396	375
Net realized gain on the related long-term debt derivatives	—	15	—	15
Gain (loss) on instruments designated at fair value and related derivatives	$16	$(171)	$(32)	$(187)

Nine Months Ended September 30, 2013
Interest rate and other components(1)	$—	$223	$(392)	$(169)
Credit risk component	21	(52)	126	95
Total mark-to-market on financial instruments designated at fair value	21	171	(266)	(74)
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(229)	344	115
Net realized gain on the related long-term debt derivatives	—	49	—	49
Gain (loss) on instruments designated at fair value and related derivatives	$13	$(9)	$78	$82

Nine Months Ended September 30, 2012
Interest rate and other components(1)	$2	$(26)	$(744)	$(768)
Credit risk component	48	(269)	(62)	(283)
Total mark-to-market on financial instruments designated at fair value	50	(295)	(806)	(1,051)
Mark-to-market on the related derivatives	—	6	741	747
Net realized gain on the related long-term debt derivatives	—	46	—	46
Gain (loss) on instruments designated at fair value and related derivatives	$50	$(243)	$(65)	$(258)

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

HSBC USA Inc.

12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Three Months Ended September 30,	2013	2012
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$257	$1,004
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(13) million and $89 million, respectively	(29)	126
Reclassification adjustment for gains realized in net income (loss), net of tax of $(14) million and $(20) million, respectively(1)	(21)	(29)
Total other comprehensive loss for period	(50)	97
Balance at end of period	207	1,101
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(67)	—
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $1 million(2)	2	—
Total other comprehensive income for period	2	—
Balance at end of period	(65)	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(127)	(229)
Other comprehensive income (loss) for period:
Net gains arising during period, net of tax of $14 million and $5 million, respectively	20	9
Reclassification adjustment for losses realized in net income (loss), net of tax of $1 million and $2 million, respectively(3)	1	2
Total other comprehensive income (loss) for period	21	11
Balance at end of period	(106)	(218)
Pension and postretirement benefit liability:
Balance at beginning of period	(6)	(11)
Other comprehensive income for period:
Reclassification adjustment of prior service costs and transition obligations in net income (loss), net of tax of less than $1 million(4)	1	—
Total other comprehensive income for period	1	—
Balance at end of period	(5)	(11)
Total accumulated other comprehensive income at end of period	$31	$872

HSBC USA Inc.

Nine Months Ended September 30,	2013	2012
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$992	$883
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(468) million and $217 million, respectively	(679)	303
Reclassification adjustment for gains realized in net income (loss), net of tax of $(75) million and $(60) million, respectively(1)	(106)	(85)
Total other comprehensive income (loss) for period	(785)	218
Balance at end of period	207	1,101
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	—
Adjustment to add other-than-temporary impairment due to the consolidation of VIE, net of tax of $(48) million	(67)	—
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $1 million(2)	2	—
Total other comprehensive income for period	2	—
Balance at end of period	(65)	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(201)	(229)
Other comprehensive income (loss) for period:
Net gains arising during period, net of tax of $63 million and $0 million, respectively	90	4
Reclassification adjustment for losses realized in net income (loss), net of tax of $4 million and $5 million, respectively(3)	5	7
Total other comprehensive income for period	95	11
Balance at end of period	(106)	(218)
Pension and postretirement benefit liability:
Balance at beginning of period	(6)	(12)
Other comprehensive income for period:
Reclassification adjustment of prior service costs and transition obligations in net income (loss), net of tax of less than $1 million(4)	1	1
Total other comprehensive income for period	1	1
Balance at end of period	(5)	(11)
Total accumulated other comprehensive income at end of period	$31	$872

(1)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

(2)	Amount reclassified to net income (loss) is included in interest income in our consolidated statement of income (loss).

(3)	Amount reclassified to net income (loss) is included in interest income (expense) in our consolidated statement of income (loss).

(4)	Amount reclassified to net income (loss) is included in salaries and employee benefits in our consolidated statement of income (loss).

HSBC USA Inc.

13. Pension and Other Postretirement Benefits

Defined Benefit Pension Plans  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance into a single HSBC North America qualified defined benefit pension plan (either the “HSBC North America Pension Plan” or the “Plan”) which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. The following table reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(in millions)
Service cost – benefits earned during the period	$1	$4	$3	$11
Interest cost on projected benefit obligation	18	17	52	52
Expected return on assets	(19)	(23)	(60)	(66)
Amortization of prior service cost (benefit)	—	(1)	—	(4)
Recognized losses	10	13	36	34
Curtailment benefit recognized	—	(29)	—	(31)
Pension expense	$10	$(19)	$31	$(4)
Pension expense in 2012 reflects the recognition of a curtailment benefit associated with the decision in the third quarter of 2012 to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013.
Postretirement Plans Other Than Pensions  Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits. The following table reflects the components of the net periodic postretirement benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(in millions)
Service cost – benefits earned during the period	$—	$1	$—	$1
Interest cost	$1	$—	$2	$2
Amortization of transition obligation	—	1	—	2
Net periodic postretirement benefit cost	$1	$2	$2	$5

14. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology and some centralized services, item and statement processing services, banking and other miscellaneous services. All extensions of credit by (and certain credit exposures of) HSBC Bank USA to other HSBC affiliates (other than FDIC-insured banks) are legally required to be secured by eligible collateral. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions:

HSBC USA Inc.

	September 30, 2013	December 31, 2012
	(in millions)
Assets:
Cash and due from banks	$343	$114
Interest bearing deposits with banks (1)	1,028	714
Trading assets (2)	17,169	21,370
Loans	5,854	4,514
Other (3)	765	858
Total assets	$25,159	$27,570
Liabilities:
Deposits	$16,577	$13,863
Trading liabilities (2)	19,692	23,910
Short-term borrowings	1,950	2,721
Long-term debt	3,990	3,990
Other (2)	606	459
Total liabilities	$42,815	$44,943

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $800 million and $500 million at September 30, 2013 and December 31, 2012, respectively.

(2)
Trading assets and liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(in millions)
Income/(Expense):
Interest income	$31	$19	$143	$117
Interest expense	(19)	(23)	(59)	(70)
Net interest income (loss)	$12	$(4)	$84	$47
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance Corporation	$20	$21	$67	$51
HSBC Markets (USA) Inc. (“HMUS”)	4	4	13	14
Other HSBC affiliates	9	17	39	59
Other HSBC affiliates income	8	21	35	41
Total affiliate income	$41	$63	$154	$165
Residential mortgage banking revenue	$—	$—	$—	$3
Support services from HSBC affiliates:
HSBC Finance Corporation	$(2)	$(5)	$(11)	$(22)
HMUS	(58)	(87)	(164)	(248)
HSBC Technology & Services (USA) (“HTSU”)	(274)	(237)	(749)	(711)
Other HSBC affiliates	(44)	(43)	(140)	(162)
Total support services from HSBC affiliates	$(378)	$(372)	$(1,064)	$(1,143)
Stock based compensation expense with HSBC (1)	$(7)	$(8)	$(29)	$(27)

HSBC USA Inc.

(1)
Employees participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salaries and employee benefits in our consolidated statement of income (loss). Employees also participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 13, “Pension and Other Postretirement Benefits.”

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. Long-term debt with affiliates reflects $4.0 billion in senior debt with HSBC North America. Of this amount, $1.0 billion is a 5 year floating rate note which matures in August 2014 and $3.0 billion that matures in three equal installments of $1.0 billion in April 2015, 2016 and 2017. The debt bears interest at 90 day USD Libor plus a spread, with each maturity at a different spread.
We have the following funding arrangements available with HSBC affiliates, although there are no outstanding balances at either September 30, 2013 and December 31, 2012:

•	$900 million committed line of credit with HSBC Investment (Bahamas) Limited;

•	$500 million committed line of credit with HSBC Holdings plc; and

•	$150 million uncommitted line of credit with HSBC North America Inc. (“HNAI”).
We have also incurred short-term borrowings with certain affiliates, largely related to metals activity. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2013 and December 31, 2012, we have the following loan balances outstanding with HSBC affiliates:

	September 30, 2013	December 31, 2012
	(in millions)
HSBC Finance Corporation	$3,015	$2,019
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	929	310
HSBC Bank Brasil S.A.	1,000	1,000
HSBC Bank Panama S.A.	200	372
Other short-term affiliate lending	710	813
Total assets	$5,854	$4,514
HSBC Finance Corporation - We have extended a $4.0 billion, 364 day uncommitted unsecured revolving credit agreement to HSBC Finance which allows for borrowings with maturities of up to 15 years. As of September 30, 2013 and December 31, 2012, $3.0 billion and $2.0 billion, respectively, was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018.
HMUS and subsidiaries - We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.8 billion at September 30, 2013 and December 31, 2012, of which $929 million and $310 million, respectively, was outstanding. The outstanding balances at September 30, 2013 mature in 2013.
HSBC Bank Brasil S.A. - We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.5 billion and $1.0 billion at September 30, 2013 and December 31, 2012, respectively, of which $1.0 billion was outstanding at both September 30, 2013 and December 31, 2012. The outstanding balances mature at various stages between 2014 and 2015.
HSBC Bank Panama S.A. - We have extended an uncommitted line of credit to HSBC Panama in the amount of $752 million at September 30, 2013 and December 31, 2012, of which $200 million and $372 million, respectively, was outstanding. In October 2013, this outstanding loan amount was repaid in full.
Other Short-term Affiliate Lending - In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2013 and December 31, 2012, there were $710 million and $813 million of loans outstanding primarily related to metals activities.
The following summarizes lending arrangements we have extended to HSBC affiliates which do not have any outstanding balances at either September 30, 2013 and December 31, 2012:

•
$1.5 billion uncommitted secured credit facility extended to certain subsidiaries of HSBC Finance which matures in November 2013 and is currently expected to be renewed. Any draws on this credit facility by HSBC Finance require regulatory approval;

•	$2.0 billion committed revolving credit facility extended to HSBC Finance which expires in May 2017.

•	We have extended lines of credit to various other HSBC affiliates totaling 2.6 billion.

HSBC USA Inc.

Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At September 30, 2013 and December 31, 2012, no ABCP issued by such conduits was held. Pursuant to a global restructure of HSBC sponsored ABCP conduits, certain assets previously originated and funded by Bryant Park, an ABCP conduit organized by HUSI, have been refinanced by Regency, another ABCP conduit organized and consolidated by our affiliate. HUSI is committed to provide liquidity facilities to backstop the liquidity risk in Regency in relation to assets originated in the U.S. region. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $2.5 billion as of September 30, 2013, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates. The notional value of derivative contracts related to these contracts was approximately $1,164.1 billion and $1,066.5 billion at September 30, 2013 and December 31, 2012, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $789 million and $691 million at September 30, 2013 and December 31, 2012, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in Servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in Support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $1.0 billion and $1.2 billion at September 30, 2013 and December 31, 2012) that we purchased from HSBC Finance in 2003 and 2004.

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HTSU. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in Support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them. The fees we receive from HTSU are included in Servicing and other fees from HSBC affiliates.

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included in Support services from HSBC affiliates.

•
We utilize HSBC Securities (USA) Inc. (“HSI”) for broker dealer, debt underwriting, customer referrals, loan syndication and all other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in Support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

Other Transactions with HSBC Affiliates
In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchased new originations on these credit card receivables. As discussed in Note 8, “Intangible Assets,” on March 29, 2012 we re-purchased these account relationships from HSBC Finance on $746 million of credit card receivables on that date for $108 million and as a result, we stopped purchasing new originations on these credit card accounts from HSBC Finance. We purchased $492 million of credit card receivables from HSBC Finance during the three months ended March 31, 2012. HSBC Finance continued to service these loans for us through April 30, 2012 for a fee which was included in Support services from affiliates. Effective with the close of the sale of our GM and UP credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans had been serviced by Capital One for a fee. In September 2013, the outsourcing arrangement with Capital One ended and we resumed the servicing of our remaining credit card portfolio. Premiums previously paid are amortized to interest income over the estimated life of the receivables purchased.
In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London,

HSBC USA Inc.

HSBC Brazil, HSBC Chile and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and were immaterial in all periods.
Transactions with HSBC Affiliates involving our Discontinued Operations:
As it relates to our discontinued credit card and private label operations, in January 2009 we purchased the General Motors (“GM”) and Union Plus (“UP”) portfolios from HSBC Finance with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement we purchased on a daily basis substantially all new originations from these account relationships from HSBC Finance prior to the sale of these accounts to Capital One on May 1, 2012. Premiums paid for these receivables were amortized to interest income over the estimated life of the receivables purchased and are included as a component of Income from discontinued operations. HSBC Finance serviced these credit card loans for us for a fee through April 30, 2012. During the nine months ended September 30, 2012, we purchased a total of $9.9 billion of loans on a daily basis from HSBC Finance. Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $199 million during the nine months ended September 30, 2012, respectively.

15. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in Note 25, "Business Segments," in our 2012 Form 10-K except as noted below.
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
A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented in Note 25, "Business Segments," in our 2012 Form 10-K. Except as noted below, there have been no significant changes since December 31, 2012 in the differences between U.S. GAAP and IFRSs impacting our results. As it relates to loan impairment charges, prior to the second quarter of 2013, we concluded that for IFRSs the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed. This review resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.

HSBC USA Inc.

The following table summarizes the results for each segment on an IFRSs basis, as well as provides a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals.

	IFRSs Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(4)	IFRSs Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2013
Net interest income(1)	$205	$181	$78	$46	$(6)	$(2)	$502	$(17)	$7	$492
Other operating income	81	77	296	27	(45)	2	438	(1)	(5)	432
Total operating income	286	258	374	73	(51)	—	940	(18)	2	924
Loan impairment charges(3)	44	26	(3)	3	—	—	70	(11)	(5)	54
	242	232	377	70	(51)	—	870	(7)	7	870
Operating expenses(2)	301	169	255	62	52	—	839	9	7	855
Profit before income tax expense	$(59)	$63	$122	$8	$(103)	$—	$31	$(16)	$—	$15

Three Months Ended September 30, 2012
Net interest income(1)	$209	$172	$129	$45	$(13)	$(3)	$539	$(22)	$(7)	$510
Other operating income	138	136	251	26	(164)	3	390	5	12	407
Total operating income	347	308	380	71	(177)	—	929	(17)	5	917
Loan impairment charges(3)	72	6	6	2	—	—	86	(4)	2	84
	275	302	374	69	(177)	—	843	(13)	3	833
Operating expenses(2)	368	154	249	57	844	—	1,672	(48)	3	1,627
Profit before income tax expense	$(93)	$148	$125	$12	$(1,021)	$—	$(829)	$35	$—	$(794)

Nine Months Ended September 30, 2013
Net interest income(1)	$626	$523	$312	$140	$(34)	$(9)	$1,558	$(55)	$12	$1,515
Other operating income	270	219	973	85	(10)	9	1,546	53	(9)	1,590
Total operating income	896	742	1,285	225	(44)	—	3,104	(2)	3	3,105
Loan impairment charges(3)	97	41	6	4	—	—	148	(15)	9	142
	799	701	1,279	221	(44)	—	2,956	13	(6)	2,963
Operating expenses(2)	892	502	735	189	138	—	2,456	(18)	(6)	2,432
Profit before income tax expense	$(93)	$199	$544	$32	$(182)	$—	$500	$31	$—	$531
Balances at end of period:
Total assets	$19,297	$22,571	$190,174	$7,996	$804	$—	$240,842	$(53,563)	$96	$187,375
Total loans, net	16,221	21,414	21,738	5,869	—	—	65,242	1,794	79	67,115
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	30,594	21,614	46,829	11,875	—	—	110,912	(4,491)	6,500	112,921

HSBC USA Inc.

	IFRSs Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(4)	IFRSs Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)

Nine Months Ended September 30, 2012
Net interest income(1)	$653	$502	$439	$137	$(31)	$(10)	$1,690	$(73)	$15	$1,632
Other operating income	497	471	742	83	(234)	10	1,569	41	60	1,670
Total operating income	1,150	973	1,181	220	(265)	—	3,259	(32)	75	3,302
Loan impairment charges(3)	174	(3)	(2)	(3)	—	—	166	—	7	173
	976	976	1,183	223	(265)	—	3,093	(32)	68	3,129
Operating expenses(2)	1,010	487	744	178	1,628	—	4,047	(48)	68	4,067
Profit before income tax expense	$(34)	$489	$439	$45	$(1,893)	$—	$(954)	$16	$—	$(938)
Balances at end of period:
Total assets	$23,726	$24,012	$217,185	$7,093	$92	$—	$272,108	$(73,460)	$(65)	$198,583
Total loans, net	16,334	19,066	32,559	5,290	—	—	73,249	(1,124)	(11,310)	60,815
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	35,494	22,012	44,669	12,319	—	—	114,494	(5,897)	12,738	121,335

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

HSBC USA Inc.

16. Retained Earnings and Regulatory Capital Requirements

The following table summarizes the capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations.

	September 30, 2013				December 31, 2012
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,482	10.00%		16.30%	$20,764	10.00%		19.52%
HSBC Bank USA	21,374	10.00		18.01	21,464	10.00		21.07
Tier 1 capital ratio:
HSBC USA Inc.	14,652	6.00		11.66	14,480	6.00		13.61
HSBC Bank USA	15,817	6.00		13.33	15,482	6.00		15.20
Tier 1 common ratio:
HSBC USA Inc.	12,544	5.00	(2)	9.98	12,373	5.00	(2)	11.63
HSBC Bank USA	15,817	5.00		13.33	15,482	5.00		15.20
Tier 1 leverage ratio:
HSBC USA Inc.	14,652	3.00	(3)	8.40	14,480	3.00	(3)	7.70
HSBC Bank USA	15,817	5.00		9.30	15,482	5.00		8.43
Risk weighted assets:
HSBC USA Inc.	125,641				106,395
HSBC Bank USA	118,656				101,865

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
We did not receive any cash capital contributions from our immediate parent, HNAI during the first nine months of 2013. We did not make any capital contributions to our subsidiary, HSBC Bank USA, during the nine months ended September 30, 2013.
Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At September 30, 2013 and December 31, 2012, deferred tax assets of $701 million and $622 million, respectively, were excluded in the computation of regulatory capital.

17. Variable Interest Entities

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of September 30, 2013 and December 31, 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	September 30, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$5	$—	$—	$—
Held-to-maturity securities	208	—	—	—
Other assets	2	—	—	—
Other liabilities	—	3	—	—
Subtotal	$215	$3	$—	$—
Low income housing limited liability partnership:
Other assets	477	—	533	—
Long term debt	—	92	—	92
Other liabilities	—	96	—	152
Subtotal	$477	$188	$533	$244
Total	$692	$191	$533	$244
Asset-backed conduit During the first quarter of 2013, HSBC decided to restructure certain of its asset-backed commercial paper conduit programs to have only one asset-backed commercial paper conduit providing securitized financing to HSBC clients globally. As part of this initiative, our commercial paper conduit otherwise known as Bryant Park is no longer transacting new business and certain existing Bryant Park customer transactions have been refinanced by an existing commercial paper conduit currently consolidated by HSBC Bank plc. Bryant Park continues to exist but only to fund select legacy assets it currently holds. Upon completion of the restructure in May 2013, HSBC Bank USA became the primary beneficiary of Bryant Park at which time Bryant Park became included in our consolidated results.
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
Unconsolidated VIEs  We also have variable interests in other VIEs that were not consolidated at September 30, 2013 and December 31, 2012 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated

HSBC USA Inc.

VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of September 30, 2013 and December 31, 2012:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
September 30, 2013
Asset-backed commercial paper conduits	$—	$—	$16,456	$2,216
Structured note vehicles	1,712	68	6,365	6,253
Total	$1,712	$68	$22,821	$8,469
December 31, 2012
Asset-backed commercial paper conduits	$—	$—	$16,104	$2,212
Structured note vehicles	2,117	154	7,055	6,893
Total	$2,117	$154	$23,159	$9,105
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
Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles' debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of September 30, 2013, we recorded approximately $30 million of trading assets and $33 million of trading liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2012, we recorded approximately $140 million of trading assets and $147 million of trading liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

HSBC USA Inc.

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
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 4, “Securities” and Note 19, “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of September 30, 2013 and December 31, 2012. Following the table is a description of the various arrangements.

	September 30, 2013		December 31, 2012
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(331)	$198,020	$(76)	$237,548
Financial standby letters of credit, net of participations(2)(3)	—	5,165	—	5,554
Performance (non-financial) guarantees(3)	—	3,119	—	2,878
Liquidity asset purchase agreements(3)	—	2,216	—	2,212
Total	$(331)	$208,520	$(76)	$248,192

(1)	Includes $38.6 billion and $44.2 billion of notional issued for the benefit of HSBC affiliates at September 30, 2013 and December 31, 2012, respectively.

(2)	Includes $862 million and $808 million issued for the benefit of HSBC affiliates at September 30, 2013 and December 31, 2012, respectively.

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

HSBC USA Inc.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(331)	$198,020	$(76)	$237,548
Buy-protection credit derivative positions	366	204,971	120	247,384
Net position(1)	$35	$(6,951)	$44	$(9,836)

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of September 30, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.2 billion and $3.1 billion, respectively. As of December 31, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.6 billion and $2.9 billion, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $40 million and $46 million at September 30, 2013 and December 31, 2012, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $19 million at September 30, 2013 and December 31, 2012, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of September 30, 2013 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.4	$116,525	$22,946	$139,471
Structured CDS	1.8	22,433	3,045	25,478
Index credit derivatives	3.2	21,197	666	21,863
Total return swaps	8.7	10,055	1,153	11,208
Subtotal		170,210	27,810	198,020
Standby Letters of Credit(2)	1.1	6,813	1,471	8,284
Total		$177,023	$29,281	$206,304

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Mortgage Loan Repurchase Obligations
Sale of mortgage loans  In the ordinary course of business, we originate and sell mortgage loans and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Historically, these sales have been primarily to government sponsored entities (“GSEs”). With the conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, new agency eligible originations beginning with May 2013 applications are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
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
To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $12.6 billion and $15.1 billion at September 30, 2013 and December 31, 2012, respectively, including $8.1 billion and $9.6 billion, respectively, of loans sourced from our legacy broker channel.
The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Pre- 2004	$1	$2	$4	$5
2004	4	5	15	16
2005	13	6	20	19
2006	12	20	38	65
2007	25	51	86	170
2008	13	28	48	106
Post 2008	2	4	12	15
Total repurchase demands received(1)	$70	$116	$223	$396

(1)
Includes repurchase demands on loans sourced from our legacy broker channel of $55 million and $98 million for the three months ended September 30, 2013 and 2012, respectively, and $175 million and $330 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
GSEs	$64	$86
Others	3	3
Total(1)	$67	$89

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $55 million and $65 million at September 30, 2013 and December 31, 2012, respectively.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•
The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and nine months ended September 30, 2013 and 2012 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Balance at beginning of period	$217	$222	$219	$237
Increase in liability recorded through earnings	—	28	36	81
Realized losses	(19)	(34)	(57)	(102)
Balance at end of period	$198	$216	$198	$216
Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $198 million at September 30, 2013 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $160 million at September 30, 2013. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of September 30, 2013 and December 31, 2012, we have issued $2.2 billion and $2.2 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 17, “Variable Interest Entities,” for further information.
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
Pledged Assets  Pledged assets included in the consolidated balance sheet consisted of the following.

	September 30, 2013	December 31, 2012
	(in millions)
Interest bearing deposits with banks	$535	$673
Trading assets(1)	3,434	2,346
Securities available-for-sale(2)	19,976	17,236
Securities held-to-maturity	587	456
Loans(3)	3,953	2,142
Other assets(4)	2,692	2,265
Total	$31,177	$25,118

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $9.3 billion and $6.5 billion at September 30, 2013 and December 31, 2012, respectively. The fair value of trading assets that can be sold or repledged was $3.4 billion and $2.2 billion at September 30, 2013 and December 31, 2012, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $4.3 billion and $5.7 billion at September 30, 2013 and December 31, 2012, respectively. This collateral was obtained under security resale agreements. Of this collateral, $2.1 billion and $1.3 billion has been sold or repledged as collateral under repurchase agreements or to cover short sales at September 30, 2013 and December 31, 2012, respectively.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans beginning in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Activity and Litigation" in Note 20, "Litigation and Regulatory Matters" for additional discussion of related exposure.
Offsetting of Resale and Repurchase Agreements and Securities Borrowing and Lending Agreements
We enter into purchases and borrowings of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) identical or substantially the same securities. Resale and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.
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

HSBC USA Inc.

The following table provides information about repurchase agreements and resell agreements that are subject to offset as of September 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of September 30, 2013:
Assets:
Securities purchased under agreements to resell	$4,524	2,308	2,216	2,216	—	$—
Liabilities:
Securities sold under repurchase agreements	$14,831	2,308	12,523	12,523	—	$—

As of December 31, 2012:
Assets:
Securities purchased under agreements to resell	$5,736	2,587	3,149	3,146	—	$3
Liabilities:
Securities sold under repurchase agreements	$9,404	2,587	6,817	6,817	—	$—

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

HSBC USA Inc.

For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We estimate the implied probability of default based on the counterparty's credit spread. Where credit default spreads of the counterparty are not available, we use the credit default spread of specific proxy (e.g. the credit default swap spread of the counterparty's parent). Where specific proxy credit default swaps are not available, we apply a blended approach based on a mixture of proxy credit default swap referencing to credit names of similar credit standing and the historical rating-based probability of default.
During 2012, we changed our estimate of credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation, consistent with recent changes in industry practice.
Liquidity risk adjustment - The liquidity risk adjustment (primarily in the form of bid-offer adjustment) reflects the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the position. Valuation models generally produce mid market values. The bid-offer adjustment is made in such a way that results in a measure that reflects the exit price that most represents the fair value of the financial asset of financial liability under consideration or, where applicable, the fair value of the net market risk exposure of a group of financial assets or financial liabilities. These adjustments relate primarily to Level 2 assets.
Model valuation adjustment - Where fair value measurements are determined using an internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error. In addition, the values derived from valuation techniques are affected by the choice of valuation model and model limitation. When different valuation techniques are available, the choice of valuation model can be subjective. Furthermore, the valuation model applied may have measurement limitations. In those cases, an additional valuation adjustment is also applied to mitigate the measurement risk. These adjustments relate primarily to Level 2 assets.
We apply stress scenarios in determining appropriate liquidity risk and model risk adjustments for Level 3 fair values by reviewing the historical data for unobservable inputs (e.g., correlation, volatility). Some stress scenarios involve a 95 percent confidence interval (i.e., two standard deviations). Other stress scenarios may be performed using highly stressed historical inputs such as credit spreads experienced during a credit crisis. We also utilize unobservable parameter adjustments when instruments are valued using internally developed models which reflects the uncertainty in the value estimates provided by the model.
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

HSBC USA Inc.

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2013 and December 31, 2012.

September 30, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,495	$31,495	$1,512	$29,917	$66
Securities purchased under resale agreements	2,216	2,216	—	2,216	—
Non-derivative trading assets	20,941	20,941	2,277	16,593	2,071
Derivatives	6,045	6,045	14	5,962	69
Securities	49,598	49,651	28,010	21,641	—
Commercial loans, net of allowance for credit losses	48,196	49,619	—	—	49,619
Commercial loans designated under fair value option and held for sale	1	1	—	1	—
Commercial loans held for sale	41	41	—	41	—
Consumer loans, net of allowance for credit losses	18,919	15,848	—	—	15,848
Consumer loans held for sale:
Residential mortgages	130	126	—	—	126
Other consumer	64	64	—	—	64
Financial liabilities:
Short-term financial liabilities	$19,584	$19,584	$—	$19,518	$66
Deposits:
Without fixed maturities	102,950	102,950	—	102,950	—
Fixed maturities	2,119	2,125	—	2,125	—
Deposits designated under fair value option	7,851	7,851	—	5,182	2,669
Non-derivative trading liabilities	4,470	4,470	457	4,013	—
Derivatives	7,377	7,377	15	7,304	58
Long-term debt	15,304	15,718	—	15,718	—
Long-term debt designated under fair value option	6,847	6,847	—	6,286	561

HSBC USA Inc.

December 31, 2012	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$14,719	$14,719	$1,359	$13,279	$81
Securities purchased under resale agreements	3,149	3,149	—	3,149	—
Non-derivative trading assets	25,491	25,491	2,484	20,061	2,946
Derivatives	6,865	6,865	30	6,664	171
Securities	69,336	69,547	43,421	26,126	—
Commercial loans, net of allowance for credit losses	43,833	45,153	—	—	45,153
Commercial loans designated under fair value option and held for sale	465	465	—	465	—
Commercial loans held for sale	16	16	—	16	—
Consumer loans, net of allowance for credit losses	18,778	15,173	—	—	15,173
Consumer loans held for sale:
Residential mortgages	472	485	—	—	485
Other consumer	65	65	—	—	65
Financial liabilities:
Short-term financial liabilities	$15,033	$15,033	$—	$14,952	$81
Deposits:
Without fixed maturities	104,414	104,414	—	104,414	—
Fixed maturities	4,565	4,574	—	4,574	—
Deposits designated under fair value option	8,692	8,692	—	6,056	2,636
Non-derivative trading liabilities	5,974	5,974	207	5,767	—
Derivatives	10,081	10,081	21	9,933	127
Long-term debt	14,465	15,163	—	15,163	—
Long-term debt designated under fair value option	7,280	7,280	—	6,851	429
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2013 and December 31, 2012 reflect these market conditions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
September 30, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,277	$278	$—	$2,555	$—	$2,555
Obligations of U.S. States and political subdivisions	—	16	—	16	—	16
Collateralized debt obligations	—	—	245	245	—	245
Asset-backed securities:
Residential mortgages	—	163	—	163	—	163
Student Loans	—	74	—	74	—	74
Corporate and other domestic debt securities	—	3	1,513	1,516	—	1,516
Debt Securities issued by foreign entities:
Corporate	—	967	192	1,159	—	1,159
Government	—	4,481	121	4,602	—	4,602
Equity securities	—	24	—	24	—	24
Precious metals trading	—	10,587	—	10,587	—	10,587
Derivatives(2):
Interest rate contracts	73	55,684	2	55,759	—	55,759
Foreign exchange contracts	1	14,114	136	14,251	—	14,251
Equity contracts	—	1,688	137	1,825	—	1,825
Precious metals contracts	107	1,175	1	1,283	—	1,283
Credit contracts	—	4,606	621	5,227	—	5,227
Derivatives netting	—	—	—	—	(72,300)	(72,300)
Total derivatives	181	77,267	897	78,345	(72,300)	6,045
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	27,969	13,804	—	41,773	—	41,773
Obligations of U.S. states and political subdivisions	—	858	—	858	—	858
Asset-backed securities:
Residential mortgages	—	2	—	2	—	2
Commercial mortgages	—	135	—	135	—	135
Home equity	—	230	—	230	—	230
Other	—	103	—	103	—	103
Corporate and other domestic debt securities	—	—	—	—	—	—
Debt Securities issued by foreign entities:
Corporate	—	887	—	887	—	887
Government-backed	41	3,860	—	3,901	—	3,901
Equity securities	—	164	—	164	—	164
Loans(3)	—	1	—	1	—	1
Mortgage servicing rights(4)	—	—	224	224	—	224
Total assets	$30,468	$113,904	$3,192	$147,564	$(72,300)	$75,264
Liabilities:
Deposits in domestic offices(5)	$—	$5,182	$2,669	$7,851	$—	$7,851
Trading liabilities, excluding derivatives	457	4,013	—	4,470	—	4,470
Derivatives(2):
Interest rate contracts	104	55,596	2	55,702	—	55,702
Foreign exchange contracts	3	13,800	31	13,834	—	13,834
Equity contracts	—	1,232	175	1,407	—	1,407
Precious metals contracts	45	1,016	2	1,063	—	1,063
Credit contracts	—	4,888	408	5,296	—	5,296
Derivatives netting	—	—	—	—	(69,925)	(69,925)
Total derivatives	152	76,532	618	77,302	(69,925)	7,377
Long-term debt(6)	—	6,286	561	6,847	—	6,847
Total liabilities	$609	$92,013	$3,848	$96,470	$(69,925)	$26,545

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,484	$369	$—	$2,853	$—	$2,853
Collateralized debt obligations	—	—	466	466	—	466
Asset-backed securities:
Residential mortgages	—	221	—	221	—	221
Corporate and other domestic debt securities	—	1,035	1,861	2,896	—	2,896
Debt Securities issued by foreign entities:
Corporate	—	468	299	767	—	767
Government	—	5,609	311	5,920	—	5,920
Equity securities	—	27	9	36	—	36
Precious metals trading	—	12,332	—	12,332	—	12,332
Derivatives(2):
Interest rate contracts	98	66,602	8	66,708	—	66,708
Foreign exchange contracts	4	13,825	16	13,845	—	13,845
Equity contracts	—	1,593	166	1,759	—	1,759
Precious metals contracts	135	649	7	791	—	791
Credit contracts	—	5,961	1,168	7,129	—	7,129
Derivatives netting	—	—	—	—	(83,367)	(83,367)
Total derivatives	237	88,630	1,365	90,232	(83,367)	6,865
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	43,379	17,316	—	60,695	—	60,695
Obligations of U.S. states and political subdivisions	—	912	—	912	—	912
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	214	—	214	—	214
Home equity	—	258	—	258	—	258
Other	—	84	—	84	—	84
Corporate and other domestic debt securities	—	26	—	26	—	26
Debt Securities issued by foreign entities:
Corporate	—	831	—	831	—	831
Government-backed	42	4,480	—	4,522	—	4,522
Equity securities	—	173	—	173	—	173
Loans(3)	—	465	—	465	—	465
Mortgage servicing rights(4)	—	—	168	168	—	168
Total assets	$46,142	$133,451	$4,479	$184,072	$(83,367)	$100,705
Liabilities:
Deposits in domestic offices(5)	$—	$6,056	$2,636	$8,692	$—	$8,692
Trading liabilities, excluding derivatives	207	5,767	—	5,974	—	5,974
Derivatives(2):
Interest rate contracts	90	66,258	1	66,349	—	66,349
Foreign exchange contracts	25	13,770	11	13,806	—	13,806
Equity contracts	—	1,244	173	1,417	—	1,417
Precious metals contracts	19	712	7	738	—	738
Credit contracts	—	6,754	597	7,351	—	7,351
Derivatives netting	—	—	—	—	(79,580)	(79,580)
Total derivatives	134	88,738	789	89,661	(79,580)	10,081
Long-term debt(6)	—	6,851	429	7,280	—	7,280
Total liabilities	$341	$107,412	$3,854	$111,607	$(79,580)	$32,027

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $4.6 billion and $5.4 billion and trading derivative liabilities of $6.6 billion and $8.7 billion as of September 30, 2013 and December 31, 2012, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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
Transfers between Levels 1 and 2  There were no transfers between Levels 1 and 2 during September 30, 2013 and 2012.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended September 30, 2013 and 2012. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$227	$21	$—	$—	$—	$(3)	$—	$—	$245	$20
Corporate and other domestic debt securities	1,498	—	—	15	—	—	—	—	1,513	—
Corporate debt securities issued by foreign entities	285	6	—	—	—	(99)	—	—	192	6
Government debt securities issued by foreign entities	135	(7)	—	—	—	(7)	—	—	121	(8)
Equity securities	—	—	—	—	—	—	—	—	—	—
Derivatives, net(2):
Interest rate contracts	(1)	—	2	—	—	—	—	—	1	2
Foreign exchange contracts	104	6	—	—	—	(6)	1	—	105	—
Equity contracts	(83)	50	—	—	—	(5)	4	(4)	(38)	47
Precious metals contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Credit contracts	225	(26)	—	—	—	14	—	—	213	(18)
Mortgage servicing rights(4)	225	—	(1)	—	—	—	—	—	224	(1)
Total assets	$2,615	$49	$1	$15	$—	$(106)	$5	$(4)	$2,575	$47
Liabilities:
Deposits in domestic offices	$(2,662)	$(26)	$—	$—	$(73)	$123	$(110)	$79	(2,669)	$(11)
Long-term debt	(458)	(17)	—	—	(156)	46	—	24	(561)	(25)
Total liabilities	$(3,120)	$(43)	$—	$—	$(229)	$169	$(110)	$103	$(3,230)	$(36)

HSBC USA Inc.

	Jan. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$139	$—	$236	$—	$(596)	$—	$—	$245	$137
Corporate and other domestic debt securities	1,861	28	—	46	—	(422)	—	—	1,513	28
Corporate debt securities issued by foreign entities	299	(8)	—	—	—	(99)	—	—	192	(8)
Government debt securities issued by foreign entities	311	14	—	—	—	(204)	—	—	121	2
Equity securities	9	(5)	—	—	—	(4)	—	—	—	(5)
Derivatives, net(2):
Interest rate contracts	7	—	(6)	—	—	—	—	—	1	(7)
Foreign exchange contracts	5	2	—	—	—	110	(12)	—	105	107
Equity contracts	(7)	30	—	—	—	(52)	16	(25)	(38)	(28)
Precious metals contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Credit contracts	571	(186)	—	—	—	(126)	(46)	—	213	(287)
Mortgage servicing rights(4)	168	—	45	—	11	—	—	—	224	45
Total assets	$3,690	$13	$39	$282	$11	$(1,393)	$(42)	$(25)	$2,575	$(17)
Liabilities:
Deposits in domestic offices	$(2,636)	$98	$—	$—	$(558)	$326	$(265)	$366	(2,669)	$(79)
Long-term debt	(429)	(33)	—	—	(425)	165	—	161	(561)	(16)
Total liabilities	$(3,065)	$65	$—	$—	$(983)	$491	$(265)	$527	$(3,230)	$(95)

HSBC USA Inc.

	Jul. 1, 2012	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$658	$44	$—	$20	$—	$(84)	$40	$—	$678	$30
Corporate and other domestic debt securities	1,599	24	—	—	—	(5)	—	—	1,618	24
Corporate debt securities issued by foreign entities	688	41	—	(1)	—	(4)	—	—	724	35
Equity securities	12	1	—	—	—	(1)	—	—	12	1
Derivatives, net(2):
Interest rate contracts	12	—	2	—	—	—	—	—	14	1
Foreign exchange contracts	(25)	(12)	—	—	(1)	9	—	32	3	20
Equity contracts	(46)	84	—	—	—	(6)	1	(2)	31	71
Precious metals contracts	—	1	—	—	—	—	—	—	1	1
Credit contracts	921	(227)	—	—	—	(7)	(16)	(370)	301	(250)
Mortgage servicing rights(4)	187	—	(20)	—	6	—	—	—	173	(19)
Total assets	$4,006	$(44)	$(18)	$19	$5	$(98)	$25	$(340)	$3,555	$(86)
Liabilities:
Deposits in domestic offices	$(2,908)	$(81)	$—	$—	$(119)	$94	$2	$132	(2,880)	$(79)
Long-term debt	(287)	(22)	—	—	(59)	2	—	45	(321)	(20)
Total liabilities	$(3,195)	$(103)	$—	$—	$(178)	$96	$2	$177	$(3,201)	$(99)

HSBC USA Inc.

	Jan. 1, 2012	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$101	$—	$45	$—	$(211)	$40	$—	$678	$79
Corporate and other domestic debt securities	1,679	42	—	101	—	(204)	—	—	1,618	32
Corporate debt securities issued by foreign entities	253	107	—	388	—	(24)	—	—	724	101
Equity securities	13	—	—	—	—	(1)	—	—	12	—
Derivatives, net(2):
Interest rate contracts	9	—	5	—	—	—	—	—	14	4
Foreign exchange contracts	(1)	(31)	—	—	(6)	11	(3)	33	3	1
Equity contracts	(83)	147	—	—	—	(35)	—	2	31	93
Precious metals contracts	—	1	—	—	—	—	—	—	1	1
Credit contracts	1,353	(615)	—	—	—	(51)	(16)	(370)	301	(605)
Loans(3)	11	—	—	—	—	—	—	(11)	—	(12)
Mortgage servicing rights(4)	220	—	(67)	—	20	—	—	—	173	(66)
Total assets	$4,157	$(248)	$(62)	$534	$14	$(515)	$21	$(346)	$3,555	$(372)
Liabilities:
Deposits in domestic offices	$(2,867)	$(158)	$—	$—	$(675)	$254	$(41)	$607	(2,880)	$(129)
Long-term debt	(86)	(13)	—	—	(280)	7	(7)	58	(321)	(16)
Total liabilities	$(2,953)	$(171)	$—	$—	$(955)	$261	$(48)	$665	$(3,201)	$(145)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $897 million and derivative liabilities of $618 million as of September 30, 2013 and derivative assets of $1.8 billion and derivative liabilities of $1.4 billion as of September 30, 2012.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 8, “Intangible Assets,” for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of September 30, 2013 and December 31, 2012.

As of September 30, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	245	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 5%
			Conditional default rates	6% - 7%
			Loss severity rates	90% -95%
Corporate and other domestic debt securities	1,513	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	313	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	36% - 37%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	10% - 99%
Foreign exchange derivative contracts(1)	105	Option pricing model	Implied volatility of currency pairs	10% - 14%
Equity derivative contracts(1)	(38)	Option pricing model	Equity / Equity Index volatility	7% - 81%
			Equity / Equity and Equity / Index correlation	51% - 60%
Credit derivative contracts	213	Option pricing model	Correlation of defaults of a portfolio of reference credit names	37% - 52%
			Issuer by issuer correlation of defaults	83% - 95%
Mortgage servicing rights	224	Option adjusted discounted cash flows	Constant prepayment rates	6% - 23%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,669)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 14%
			Equity / Equity Index volatility	7% - 81%
			Equity / Equity and Equity / Index correlation	51% - 60%
Long-term debt (structured notes) (1)(2)	(561)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 14%
			Equity / Equity Index volatility	7% - 81%
			Equity / Equity and Equity / Index correlation	51% - 60%

HSBC USA Inc.

As of December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	466	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	-% - 6%
			Conditional default rates	4% - 14%
			Loss severity rates	50% - 100%
Corporate and other domestic debt securities	1,861	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	610	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	29%
Equity securities (investments in hedge funds)	9	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	30% - 100%
Interest rate derivative contracts	7	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	8% - 100%
Foreign exchange derivative contracts(1)	5	Option pricing model	Implied volatility of currency pairs	2% - 21%
Equity derivative contracts(1)	(7)	Option pricing model	Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Credit derivative contracts	571	Option pricing model	Correlation of defaults of a portfolio of reference credit names	32% - 45%
			Industry by industry correlation of defaults	44% - 67%
Mortgage servicing rights	168	Option adjusted discounted cash flows	Constant prepayment rates	9% - 45%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,636)	Option adjusted discounted cash flows	Implied volatility of currency pairs	2% - 21%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Long-term debt (structured notes) (1)(2)	(429)	Option adjusted discounted cash flows	Implied volatility of currency pairs	2% - 21%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%

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

▪
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is close to the mid point of the range.

HSBC USA Inc.

▪
Loss Severity Rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of September 30, 2013 is about 1.8 times of CLOs.

Derivatives

▪
Correlation of Default - The default correlation of a group of credit exposures measures the likelihood that the credit references within a group will default together. The default correlation is a significant input to structured credit products such as nth-to-default swaps. In addition, the correlation between the currency and the default risk of the reference credits is a critical input to a foreign currency denominated credit default swap where the correlation is not observable.

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 10% and 14% while the implied volatility for equity/equity or equity/equity index is between 7% and 81%, respectively at September 30, 2013. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4.4% and 4.6%, respectively at September 30, 2013.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 51% and 60% at September 30, 2013.

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
Significant Additions to and Transfers Into (Out of) Level 3 Measurements During the nine months ended September 30, 2013, we transferred $46 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. During the three and nine months ended September 30, 2013, we transferred $79 million and $366 million, respectively, of deposits in domestic offices and $24 million and $161 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2013, we transferred $110 million and $265 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and nine months ended September 30, 2012, we transferred $132 million and $607 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded

HSBC USA Inc.

derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of September 30, 2013 and December 31, 2012. The gains (losses) during the three and nine months ended September 30, 2013 and 2012 are also included.

	Non-Recurring Fair Value Measurements as of September 30, 2013				Total Gains (Losses) For the Three Months Ended September 30 2013	Total Gains (Losses) For the Nine Months Ended September 30 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$31	$63	$94	$(14)	$(4)
Impaired commercial loans(2)	—	—	69	69	19	17
Consumer loans(3)	—	437	—	437	(20)	(38)
Real estate owned(4)	16	—	—	16	(2)	—
Total assets at fair value on a non-recurring basis	$16	$468	$132	$616	$(17)	$(25)

	Non-Recurring Fair Value Measurements as of December 31, 2012				Total Gains (Losses) For the Three Months Ended September 30 2012	Total Gains (Losses) For the Nine Months Ended September 30 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$10	$67	$77	$3	$(4)
Impaired commercial loans(2)	—	—	155	155	(4)	(27)
Consumer loans(3)	—	712	—	712	(20)	(58)
Real estate owned(4)	24	—	—	24	1	3
Total assets at fair value on a non-recurring basis	$24	$722	$222	$968	$(20)	$(86)

(1)
As of September 30, 2013 and December 31, 2012, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(3)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(4)	Real estate owned are required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

HSBC USA Inc.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of September 30, 2013 and December 31, 2012.

As of September 30, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$63	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired commercial loans	69	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 81%

As of December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$67	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired commercial loans	155	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 79%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 59% at September 30, 2013. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 34% at September 30, 2013. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

HSBC USA Inc.

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

•	Commercial impaired loans – Generally represents collateral dependent commercial loans with fair value determined based on pricing quotes obtained from an independent third party appraisal.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $40 million and $46 million at September 30, 2013 and December 31, 2012, respectively.
Precious metals trading - Precious metals trading primarily includes physical inventory which is valued using spot prices.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities and collateralized debt obligations as of September 30, 2013:
Trading residential mortgage asset-backed securities:

		Alt-A		Subprime
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$90	$—	$69	$—	$159
CCC-Unrated	Residential mortgages	—	—	4	—	4
		$90	$—	$73	$—	$163
Other trading asset-backed securities and collateralized debt obligations:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3
		(in millions)
AAA -A	Student loans	$74	$—
BBB -B	Collateralized debt obligations	—	245
		$74	$245
Available-for-sale securities backed by collateral:

		Commercial Mortgages		Alt-A
Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$135	$—	$—	$—	$135
	Home equity	—	—	100	—	100
	Total AAA -A	135	—	100	—	235
BBB -B	Other	—	—	103	—	103
	Total BBB -B	—	—	103	—	103
CCC -Unrated	Residential mortgages	—	—	2	—	2
	Home equity	—	—	130	—	130
	Total CCC -Unrated	—	—	132	—	132
		$135	$—	$335	$—	$470

(1)
We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

•
Other domestic debt and foreign debt securities (corporate and government) - For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•
Equity securities – Except for those legacy investments in hedge funds, since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For hedge fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

HSBC USA Inc.

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
We estimate the counterparty credit risk for financial assets and own credit standing for financial liabilities (the “credit risk adjustments”) in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting arrangements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spreads of the counterparty. Where credit default spread of the counterparty is not available, we use the credit default spread of specific proxy (e.g., the CDS spread of the parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swap referencing to credit names of similar credit standing and the historical rating-based probability of default.
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
Structured notes – Structured notes are hybrid instruments containing embedded derivatives. Certain structured notes were elected to be measured at fair value in their entirety under fair value option accounting principles. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option. Cash flows of the funded notes are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and the structured note rates in recent executions.
Long-term debt – We elected to apply fair value option to certain own debt issuances for which fair value hedge accounting otherwise would have been applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments

HSBC USA Inc.

reflects the effect of our own credit spreads. The credit spreads applied to these instruments were derived from the spreads at the measurement date.
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

20. Litigation and Regulatory Matters

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
Litigation
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations were filed across the country against Visa Inc., MasterCard Incorporated and other banks. Various individual (non-class) actions were also brought by merchants against Visa Inc. and MasterCard Incorporated. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. A class settlement was preliminarily approved by the District Court on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to

HSBC USA Inc.

the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective, and pursuant to the Sharing Agreements we have deposited our portion of that settlement amount into an escrow account.
Numerous merchants-including absent class member large and small merchants and certain named plaintiff merchants and trade associations-have objected and/or opted out of the settlement during the exclusion period, which ended on May 28, 2013. Visa's and MasterCard's analysis of the data determined that the defendants had the right to terminate the settlement agreement because the volume threshold was reached, but elected not to do so. We anticipate that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages. A hearing on class plaintiffs' motion for final approval of the class settlement was held on September 12, 2013, before the District Court. The parties now await the District Court's decision.
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
We subsequently sought centralization of all three federal actions with the Judicial Panel on Multidistrict Litigation ("JPML"), and on June 5, 2013, the JPML created the HSBC Overdraft MDL and transferred the Hanes Action to the United States District Court for the Eastern District of New York ("EDNY") for coordinated or consolidated pretrial proceedings with the Levin Federal Action and the Jura Federal Action. HSBC has filed motions to dismiss in each of the three federal actions,
On July 22, 2013 the EDNY issued an Order which: (1) consolidated the three federal actions; (2) appointed counsel in the Jura Federal Action and the Hanes Action as interim class counsel; (3) ordered the interim class counsel to file a consolidated complaint within 30 days; and (4) denied HSBC's previously filed motions to dismiss as moot, without prejudice. Interim class counsel filed their consolidated complaint on September 30, 2013. Additionally, the plaintiffs in each of the underlying federal actions, respectively, have served written discovery, and HSBC has responded and made productions in each of the actions.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. The court denied defendants' motion to dismiss on September 26, 2013.
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
Between June 2011 and April 2013, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against HSBC USA, Inc. and certain of our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller et al. v. HSBC Mortgage Services, Inc. et al. (D. Col. No. 13-CV-00185); and Hoover et al. v. HSBC Bank USA, N.A. et al. (N.D.N.Y. 13-CV-00149); and Lopez v. HSBC Bank USA, N.A. et al. (S.D. Fla 13-CV-21104). A new putative class action was filed against HSBC Bank USA and HSBC Mortgage Corporation (USA) in the Southern of District of New York on August 21, 2013 entitled, Ross F. Gilmour v. HSBC Bank USA, N.A., et al. (S.D.N.Y. Case No. 1:13-cv-05896-ALC). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure. HSBC filed motions to dismiss the complaints in the Montanez, Lopez, Weller, and Hoover matters. The Court denied the motion to dismiss in the Lopez matter and we await the court’s ruling on the other motions. In addition, in Montanez, plaintiffs filed a motion for multi-district litigation treatment to consolidate the action with Lopez, which was denied on July 25, 2013. In West, discovery is ongoing.
Private Mortgage Insurance Matters Private Mortgage Insurance (“PMI”) is insurance required to be obtained by home purchasers who provide a down payment less than a certain percentage threshold of the purchase price, typically 20 percent. The insurance generally protects the lender against a default on the loan. In January 2013, a putative class action related to PMI was filed against various HSBC U.S. entities, including HSBC USA, Inc. and certain of our subsidiaries captioned Ba v. HSBC Bank USA, N.A. et al (E.D. Pa. No. 2:13-cv-00072PD). This action relates primarily to industry-wide practices and includes allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, self-dealing, insufficient disclosures and improper fees. Following the court’s denial of the defendants’ motion to dismiss, the HSBC entities answered the complaint on August 15, 2013.
People of the State of New York v. HSBC Bank USA, National Association and HSBC Mortgage Corporation (USA). On June 3, 2013, the New York Attorney General ("AG") commenced a special proceeding against HSBC Bank USA and HSBC Mortgage Corporation ("HSBC"), alleging that HSBC repeatedly violated Executive Law 63(12). Specifically, the AG claims that HSBC has an obligation to file a Request for Judicial Intervention ("RJI") at the same time that it files proof of service in a foreclosure action. The filing of an RJI triggers the scheduling of a mandatory settlement conference. According to the AG, the failure to file the RJI causes a significant delay in mandatory settlement conferences being scheduled, during which time the AG alleges additional penalties, fees and interest accrue to the borrower. The AG seeks both a change in HSBC's practices and damages for individual homeowners. HSBC believes it has a number of factual and legal defenses available to the AG's claims. On August 20, 2013, HSBC filed an answer and a motion for summary judgment to dismiss the New York Attorney General's Petition. A hearing was held on the motion on October 17, 2013 and the parties now await the court's decision.
Credit Default Swap Litigation In July 2013 HSBC Bank, HSBC Holdings plc. and HSBC Bank plc. were named as defendants, among others, in three putative class actions filed in federal courts located in New York and Chicago. These class actions allege that the defendants, which include ISDA, Markit and several other financial institutions, conspired to restrain trade in violation of the federal anti-trust laws by, among other things, restricting access to credit default swap pricing exchanges and blocking new entrants into the exchange market, with the purpose and effect of artificially inflating the bid/ask spread paid to buy and sell credit default swaps in the United States. The Plaintiffs in these suits purport to represent a class of all persons who purchased or sold credit default swaps to defendants in the United States. Four additional putative class actions alleging violations of federal anti-trust laws concerning market practices relating to credit default swaps were filed in July and August 2013 in federal courts in New York and Chicago against HSBC Bank, HSBC Holdings plc and HSBC Bank plc. These actions all are at a very early stage. On October 16, 2013, in considering motions filed by plaintiffs to consolidate the case in federal court in New York or Chicago, the Multi-District Litigation panel ordered that all cases be consolidated in the Southern District of New York as In re Credit Default Swaps Antitrust Litigation, MDL No. 2476.
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

HSBC USA Inc.

In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants - the claims of investors in Thema International Fund plc. - in light of a proposed amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court's decisions, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC's right to terminate. Plaintiffs in all three actions filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit, where the actions are captioned In re Herald, Primeo and Thema Funds Securities Litigation (2nd Cir, Nos. 12-156, 12-184, 12-162). Briefing in that appeal was completed in September 2012 and oral argument was held in April 2013. On September 16, 2013, the U.S. Circuit Court of Appeals for the Second Circuit affirmed the District Court’s dismissal of the action on forum non conveniens grounds. On October 1, 2013 the Thema plaintiff filed a petition to have the appeal reheard by the Court of Appeals en banc.  The Court of Appeals has postponed its decision on the petition until after the United States Supreme Court decides Chadbourne & Park LLP v. Troice, No. 12-179.
 In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff's fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee's various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, the trustee filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, where the action is captioned Picard v. HSBC Bank plc et al. (2nd Cir., No. 11-5207). Briefing in that appeal was completed in April 2012, and oral argument was held in November 2012. On June 20, 2013, the Second Circuit Court of Appeals affirmed the decision of the District Court. On October 9, 2013, the trustee filed a petition for a writ of certiorari seeking leave for a further appeal to the United States Supreme Court.  The HSBC defendants’ response to the petition for a writ of certiorari is currently due December 9, 2013.
The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee's U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. The District Court granted those withdrawal motions as to certain issues, and briefing and oral arguments on the merits of the withdrawn issues are now complete. The District Court has issued rulings on several of the withdrawn issues, but decisions with respect to other issues remain pending and are expected in 2013. The HSBC defendants’ responses to the remaining bankruptcy law claims are currently due in the Bankruptcy Court on December 20, 2013. The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff's fraud. HSBC has not been served with the trustee's English action.
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

HSBC USA Inc.

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
Mortgage Securitization Activity and Litigation  In addition to the repurchase risk described in Note 18, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, we purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $6.6 billion and $7.4 billion at September 30, 2013 and December 31, 2012, respectively.
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
HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.6 billion at September 30, 2013. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal and state securities laws in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, was transferred to a single judge, who directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. In May 2012, the District Court filed its decision denying the motion to dismiss FHFA's securities law claims and granting the motion to dismiss FHFA's negligent misrepresentation claims. The District

HSBC USA Inc.

Court's ruling formed the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. On April 5, 2013, the Second Circuit Court of Appeals affirmed the ruling of the District Court. In December 2012, the District Court directed the FHFA parties to schedule mediation with the Magistrate Judge assigned to the action. In January 2013, the FHFA parties met with the Magistrate Judge to discuss how to structure a mediation. Since that time, three of the FHFA defendants (GE, Citigroup and UBS) have resolved their lawsuits (the terms of these settlements are largely confidential, but have been disclosed to varying degrees, including to some extent by the defendants in securities filings). Discovery in the action against HSBC is proceeding.
In January 2012, Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI in connection with DZ Bank's alleged purchase of $122.4 million in RMBS from the HSBC defendants. In February 2012, HSH Nordbank AG (“HSH”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC Holdings plc., HSBC North America Holdings Inc., HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO, and two Blaylock entities alleging HSH purchases of $41.3 million in RMBS from the HSBC and Blaylock defendants. In May 2012, HSBC removed both the DZ Bank and HSH cases to the United States District Court for the Southern District of New York. The cases were consolidated in an action captioned Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc. et al (S.D.N.Y. No. 12-CV-4025) following removal. In September 2012, DZ Bank and HSH filed a consolidated complaint against all defendants named in their prior summonses other than HSBC Holdings plc. The claims against HSBC are for (i) fraud; (ii) fraudulent concealment; (iii) negligent misrepresentation; (iv) aiding and abetting fraud; and (v) rescission. HSBC has moved to dismiss this suit, and this motion is pending.
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
In October 2013, Deutsche Bank National Trust Company (“DBNTC”), as Trustee of HASCO 2007-NC1, served a summons with notice previously filed in New York County Supreme Court, State of New York, naming HBUS as the sole defendant. The summons alleges that DBNTC brought the action at the direction of certificateholders of the Trust, seeking specific performance and damages of at least $508 million arising out of the alleged breach of various representations and warranties made by HBUS in the applicable loan purchase agreement regarding certain characteristics of the mortgage loans contained in the Trust. This action is at a very early stage.
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

HSBC USA Inc.

The Servicing Consent Orders required an independent review of foreclosures (the “Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance Corporation and HSBC North America entered into an agreement with the Federal Reserve (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review has ceased and been replaced by a broader framework under which we and twelve other participating servicers will, in the aggregate, provide in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America has made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. Rust Consulting, Inc., the paying agent, began mailing checks to eligible borrowers in the second quarter of 2013. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Bank USA and HSBC Finance Corporation, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review.
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
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Investigations.  In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve (together, the “AML/BSA Consent Orders”). These actions require improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to BSA and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders to achieve compliance, and ensure that effective policies and procedures are maintained.
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

HSBC USA Inc.

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
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who also will be, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael Cherkasky has been selected as the independent monitor and in July 2013, the United States District Court for the Eastern District of New York approved the U.S. DPA. The U.S. DPA remains pending under the jurisdiction of the United States District Court for the Eastern District of New York.
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
In July 2013, HSBC and certain of its affiliates, including HBUS, received a Statement of Objections from the European Commission relating to its ongoing investigation of alleged anti-competitive activity by a number of market participants in the credit derivatives market between 2006 and 2009.  The Statement of Objections sets out the European Commission's preliminary views and does not prejudge the final outcome of its investigation. HSBC responded to the European Commission’s Statement of Objections on October 11, 2013. Based on the facts currently known, it is not practicable at this time for us to predict the resolution of the European Commission's investigation, including the timing or impact on HSBC or us.
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

HSBC USA Inc.

21. New Accounting Pronouncements

The following new accounting pronouncements were adopted in 2013:

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

•
Additional Benchmark Interest Rate for Hedge Accounting Purposes In July 2013, the FASB issued an ASU that amends existing U.S. GAAP to recognize, in addition to U.S. Treasury and LIBOR swap rates, the Federal Funds Effective Swap Rate (also referred to as the Overnight Index Swap rate) as an acceptable U.S. benchmark interest rate for hedge accounting purposes. The amendment became effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. In light of the prospective transition, the amendment did not affect the accounting for our existing hedges and thus did not have an impact on our financial position or results of operations.

There were no accounting pronouncements issued during the first nine months of 2013, other than those discussed above, that had a significant impact on our financial position or results of operations.

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
Current Environment  The U.S. economy continued to improve at a modest pace during the first nine months of 2013. GDP is expected to grow at an annualized rate of less than 2 percent in 2013, which remains well below the economy's potential growth rate. Consumer confidence rose to a six year high in July based on the University of Michigan's Consumer Confidence Index as consumers continue to feel better about their household finances due to rising home values and subdued inflation. Nonetheless, with continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of budget sequestration in March, consumer confidence remains under pressure as domestic fiscal uncertainties, including federal budget and debt ceiling debates, continue to affect consumer sentiment. During the second quarter and continuing into the third quarter of 2013, long-term interest rates began to rise in part out of concern that the Federal Reserve may begin to slow its quantitative easing program if the economy continues to strengthen. These concerns subsided to a certain extent in September when the Federal Reserve announced its bond buying program would continue at current levels to support the slow growing economy. Federal Reserve policy makers previously announced that they do not expect to increase short-term rates until the unemployment rate falls below 6.5 percent. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. Although unemployment rates, which are a major factor influencing credit quality, fell from 7.8 percent at the beginning of the year to 7.2 percent in September 2013, unemployment remains high based on historical standards. Also, a significant number of U.S. residents are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, including the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility including the ability to resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), will continue to impact our results in 2013 and beyond.

HSBC USA Inc.

The housing market continued the strong rebound in 2013 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remained restricted. However, the sharp decline in the share of foreclosed home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale along with the recent increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA Inc. for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars are in millions)
Income (loss) from continuing operations	$4	$(782)	$367	$(1,295)
Rate of return on average:
Total assets	—%	(1.6)%	.3%	(.9)%
Total common shareholder’s equity	(.4)	(19.1)	2.6	(10.6)
Net interest margin	1.26	1.22	1.29	1.31
Efficiency ratio	92.5	177.4	78.3	123.2
Commercial net charge-off ratio(1)	.05	.18	.18	.35
Consumer net charge-off ratio(1)	1.19	.93	.94	1.31

(1)	Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2013	December 31, 2012
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.88%	1.02%
Commercial allowance as a percent of loans(1)	.65	.72
Consumer allowance as a percent of loans(1)	1.47	1.73
Consumer two-months-and-over contractual delinquency	6.92	6.92
Loans to deposits ratio(2)	77.48	71.35
Tier 1 capital to risk weighted assets	11.66	13.61
Tier 1 common equity to risk weighted assets	9.98	11.63
Total capital to risk weighted assets	16.30	19.52
Total shareholders’ equity to total assets	9.28	9.32

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$31,429	$14,638
Trading assets	25,527	30,874
Securities available-for-sale	48,053	67,716
Loans:
Commercial loans	48,509	44,150
Consumer loans	19,201	19,108
Total loans	67,710	63,258
Deposits	112,921	117,671

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Income from continuing operations was $4 million and $367 million during the three and nine months ended September 30, 2013, respectively, compared with a loss from continuing operations of $782 million and $1,295 million during the three and nine months ended September 30, 2012, respectively. Income from continuing operations before income tax was $15 million and $531 million during the three and nine months ended September 30, 2013, respectively, compared with a loss from continuing operations before income tax of $794 million and $938 million during the three and nine months ended September 30, 2012, respectively. The significant improvement in both periods reflects lower operating expenses as the three and nine months ended September 30, 2012 include an expense of $800 million and $1,500 million, respectively, related to certain regulatory matters and a lower provision for credit losses which was partially offset by lower net interest income and in the year-to-date period, lower other revenues. Other revenues in the three and nine months ended September 30, 2012 includes pre-tax gains of $103 million and $433 million, respectively, from the sale of certain retail branches to First Niagara. In addition, our results in all periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income from continuing operations before income tax for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$15	$(794)	$531	$(938)
Fair value movement on own fair value option debt attributable to credit spread	63	179	52	269
Underlying income (loss) from continuing operations before income tax (1)	$78	$(615)	$583	$(669)

(1)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Excluding the impact of the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting in the table above, our underlying income (loss) from continuing operations before tax for the three and nine months ended September 30, 2013 increased $693 million and $1,252 million, respectively, compared with the prior year periods as as lower operating expenses and a lower provision for credit losses was partially offset by lower net interest income and lower other revenues.
During the nine months ended September 30, 2013, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $475 million of leveraged acquisition finance loans previously held for sale. The following table provides a summary of the significant valuation adjustments associated with these positions that impacted revenue for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$1	$16	$42	$6
Other structured credit products(1)	15	38	53	112
Mortgage whole loans held for sale (predominantly subprime)(2)	(2)	(9)	5	(12)
Leverage acquisition finance loans(3)	—	14	13	48
Total gains	$14	$59	$113	$154

(1)	Reflected in Trading revenue in the consolidated statement of income (loss).

(2)	Reflected in Other income in the consolidated statement of income (loss).

(3)	Reflected in Loss on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
See “Results of Operations” for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In July 2013, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts. However, our testing results continued to indicate that there is only marginal excess of fair value over book value in our Global Banking and Markets reporting unit as its book value including goodwill was 92 percent of fair value. Based on the results of this testing, during the third quarter of 2013, we performed an interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit which indicated that the fair value of the reporting unit continued to exceed its book value. At September 30, 2013, the book value of our Global Banking and Markets reporting unit including allocated goodwill of $612 million, was 90 percent of fair value. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. We will continue to monitor our Global Banking and Markets reporting unit and perform interim impairment testing in future periods as very small changes in cash flow projections could result in either partial or full goodwill impairment of this reporting unit. We continue to perform periodic analysis of the risks and strategies of all our business and product offerings. If deterioration in economic conditions occurs or changes in the strategy or performance of our businesses or product offerings occur, interim impairment tests for reporting units in addition to Global Banking and Markets could be required.
We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Additional cost reduction opportunities have been identified and are in the process of implementation. Workforce reductions, some of which relate to our retail branch divestitures, have resulted in total legal entity full-time equivalent employees being reduced by 38 percent since December 31, 2010. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage under our previously announced strategic relationship agreement with PHH Mortgage to manage our mortgage processing and servicing operations. See Note 8, "Intangible Assets" for a complete discussion of this agreement. We continue to originate mortgages for our customers with particular emphasis on Premier relationships.
In October 2013, our Board of Directors approved a sale of our London Branch precious metals custody and clearing business to HSBC Bank plc. As the sale of this business is between affiliates under common control, we expect the consideration received in excess of our carrying value including allocated goodwill of approximately $8 million will result in an increase to additional

HSBC USA Inc.

paid-in-capital, net of tax, of approximately $55 million upon close. The cash sale is currently expected to be completed in the first quarter of 2014. Had the sale occurred on September 30, 2013, the book value of our remaining Global Banking and Markets reporting unit would have been 91 percent of fair value. At September 30, 2013, assets and liabilities related to this business totaled approximately $11.0 billion each, while revenue associated with this business was approximately $37 million and $52 million in the nine months ended September 30, 2013 and 2012, respectively. We will continue to operate our metals trading business which is unaffected by this decision.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income – U.S. GAAP basis	$4	$(782)	$367	$(1,092)
Adjustments, net of tax:
IFRSs reclassification of fair value measured financial assets during 2008	—	(17)	(17)	(59)
Securities	6	(3)	2	(4)
Derivatives	—	3	1	1
Loan impairment	3	(2)	14	8
Property	(6)	(7)	(10)	(16)
Pension costs	3	(11)	10	(3)
Transfer of credit card receivables to held for sale and subsequent sale	—	—	—	(31)
Gain on sale of branches	—	22	—	92
Litigation accrual	13	(13)	6	(10)
Other	(1)	13	(24)	21
Net income – IFRSs basis	22	(797)	349	(1,093)
Tax expense (benefit) – IFRSs basis	9	(34)	151	390
Profit before tax – IFRSs basis	$31	$(831)	$500	$(703)
The significant differences between U.S. GAAP and IFRSs impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2012 Form 10-K. Except as noted below, there have been no significant changes since December 31, 2012 in the differences between U.S. GAAP and IFRSs impacting our results. With regard to loan impairment charges, prior to the second quarter of 2013, we concluded that for IFRSs the estimated average period of time from last current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months. In the second quarter of 2013, we updated our review under IFRSs to reflect the period of time after a loss event that a loan remains current before delinquency is observed. This review resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency and ultimately write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at September 30, 2013 and the increases (decreases) since December 31, 2012:

		Increase (Decrease) From
		December 31, 2012
	September 30, 2013	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$33,645	$15,858	89.2%
Loans, net	67,115	4,504	7.2
Loans held for sale	236	(782)	(76.8)
Trading assets	25,527	(5,347)	(17.3)
Securities	49,486	(19,850)	(28.6)
Other assets	11,366	1,546	15.7
	$187,375	$(4,071)	(2.1)%
Funding sources:
Total deposits	$112,921	$(4,750)	(4.0)%
Trading liabilities	11,065	(3,634)	(24.7)
Short-term borrowings	19,499	4,566	30.6
All other liabilities	4,357	(205)	(4.5)
Long-term debt	22,151	406	1.9
Shareholders’ equity	17,382	(454)	(2.5)
	$187,375	$(4,071)	(2.1)%

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and securities purchased under resale agreements. Balances will fluctuate from period to period depending upon our liquidity position at the time. Overall balances increased since December 31, 2012 as we managed our short-term liquidity to maximize earnings while retaining liquidity.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at September 30, 2013 and increases (decreases) since December 31, 2012:

		Increase (Decrease) From
		December 31, 2012
	September 30, 2013	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$8,919	$462	5.5%
Business and corporate banking	13,668	1,060	8.4
Global banking(1)	23,370	3,361	16.8
Other commercial loans	2,552	(524)	(17.0)
Total commercial loans	48,509	4,359	9.9
Consumer loans:
Residential mortgages	15,720	349	2.3
Home equity mortgages	2,087	(237)	(10.2)
Total residential mortgages	17,807	112.6
Credit Card	856	41	5.0
Other consumer	538	(60)	(10.0)
Total consumer loans	19,201	93.5
Total loans	67,710	4,452	7.0
Allowance for credit losses	595	(52)	(8.0)
Loans, net	$67,115	$4,504	7.2%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to select Latin American and other multinational customers managed by HSBC on a global basis as well as loans to HSBC affiliates which totaled $5.9 billion at September 30, 2013.

Commercial loan balances increased since December 31, 2012 due to new business activity, largely in global banking, including an increase of $1.4 billion in affiliate loans and in business and corporate banking. These increases were partially offset by pay downs and managed reductions in certain exposures.
Residential mortgage loans increased since December 31, 2012 due primarily to the inclusion of approximately $312 million in guaranteed loans purchased from GNMA which had previously been recorded in other assets. Repayments on these purchased GNMA loans are predominantly insured by the FHA and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a substantial portion of our new residential loan originations and target new residential mortgage loan originations towards our Premier customer relationships.

HSBC USA Inc.

Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As a result, while the loan-to-value (“LTV”) ratios for our mortgage loan portfolio has declined since origination, we have recently seen a general improvement in refreshed loan-to-value ratios ("Refreshed LTVs"). The following table presents refreshed LTVs for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale.

	Refreshed LTVs(1)(2) at September 30, 2013		Refeshed LTVs(1)(2) at December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	85.0%	63.1%	79.5%	59.4%
80% < LTV < 90%	7.0%	14.0%	8.6%	13.3%
90% < LTV < 100%	4.4%	10.0%	5.7%	11.5%
LTV > 100%	3.7%	12.9%	6.2%	15.8%
Average LTV for portfolio	63.1%	68.5%	66.6%	71.9%

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

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of June 30, 2013 and September 30, 2012, respectively.

Credit card receivable balances, which represent our legacy HSBC Bank USA credit card portfolio, remained relatively flat compared with December 31, 2012.
Other consumer loans decreased since December 31, 2012, reflecting the discontinuation of student loan originations and the run-off of our installment loan and auto finance portfolios.
Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2013 and increases (decreases) since December 31, 2012.

		Increase (Decrease) From
		December 31, 2012
	September 30, 2013	Amount	%
	(dollars are in millions)
Total commercial loans	$42	$(439)	(91.3)%
Consumer loans:
Residential mortgages	130	(342)	(72.5)
Other consumer	64	(1)	(1.5)
Total consumer loans	194	(343)	(63.9)
Total loans held for sale	$236	$(782)	(76.8)%
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans are originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. During the first quarter of 2013, we completed the sale of substantially all of our remaining leveraged acquisition finance syndicated loans which we had been holding since the financial crisis. Commercial loans held for sale under this program were $1 million and $465 million at September 30, 2013 and December 31, 2012, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for further information. Commercial loans held for sale also includes commercial real estate loans of $41 million and $16 million at September 30, 2013 and December 31, 2012, respectively.
Residential mortgage loans held for sale primarily include agency eligible first mortgage loans originated and held for sale. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, these loans are sold directly to PHH Mortgage and we no longer retain the servicing rights in relation to the mortgages upon sale beginning with May 2013 applications. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $48

HSBC USA Inc.

million and $52 million at September 30, 2013 and December 31, 2012, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale in all periods also include certain student loans which we no longer originate.
Consumer loans held for sale are recorded at the lower of cost or fair value. The valuation adjustment on loans held for sale was $81 million and $114 million at September 30, 2013 and December 31, 2012, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at September 30, 2013 and increases (decreases) since December 31, 2012.

		Increase (Decrease) From
		December 31, 2012
	September 30, 2013	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$10,354	$(2,805)	(21.3)%
Precious metals	10,587	(1,745)	(14.2)
Derivatives(2)	4,586	(797)	(14.8)
	$25,527	$(5,347)	(17.3)%
Trading liabilities:
Securities sold, not yet purchased	921	714	*
Payables for precious metals	3,549	(2,218)	(38.5)
Derivatives(3)	6,595	(2,130)	(24.4)
	$11,065	$(3,634)	(24.7)%

*	Not meaningful.

(1)
Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate and foreign bonds and debt securities.

(2)
At September 30, 2013, and December 31, 2012, the fair value of derivatives included in trading assets has been reduced by $4.5 billion and $5.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At September 30, 2013, and December 31, 2012, the fair value of derivatives included in trading liabilities has been reduced by $2.1 billion and $1.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

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
Precious metals trading assets decreased since December 31, 2012 due primarily to a decrease in our own inventory positions held as hedges for client activity, declines in spot rates and, to a lesser extent, a decrease in unallocated metal balances held for customers. The lower payable for precious metals compared with December 31, 2012 was primarily due to a decrease in unallocated customer balances as well as a reduction in spot rates.
Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, where the fair value would appear in the derivative line in the table above.
Derivative assets and liabilities balances decreased since December 31, 2012. The decreases were mainly due to market movements as valuations of interest rate, foreign exchange and credit derivatives all declined. The balances also reflect the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as we continue to actively reduce the exposure in the legacy structured credit business.
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since December 31, 2012 reflect the sale of $33.3 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. Partially offsetting the decline was the

HSBC USA Inc.

addition of $208 million of securities held-to-maturity as a result of the consolidation of a VIE in the second quarter of 2013. See Note 4, “Securities,” in the accompanying consolidated financial statements for additional information.
Deposits  The following summarizes deposit balances by major depositor categories at September 30, 2013 and increases (decreases) since December 31, 2012.

		Increase (Decrease) From
		December 31, 2012
	September 30, 2013	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$91,772	$(4,078)	(4.3)%
Domestic and foreign banks	19,300	(959)	(4.7)%
U.S. government and states and political subdivisions	945	252	36.4%
Foreign governments and official institutions	904	35	4.0%
Total deposits	$112,921	$(4,750)	(4.0)%
Total core deposits(1)	$87,698	(2,383)	(2.6)%

(1)
We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during the nine months of 2013. Deposit balances decreased since December 31, 2012. Core domestic deposits, which are a substantial source of our core liquidity, also decreased compared with December 31, 2012 driven largely by a strategic decision to actively reduce deposit interest rates in all customer segments with particular emphasis in the non-premier segments. The strategy for our core retail banking business includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits decreased to $21.2 billion at September 30, 2013 as compared with $22.8 billion at December 31, 2012, primarily as a result of the impact of the deposit rate reductions; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity. We have made reductions to rates on certain deposits and, while we have seen declines in the associated deposit balances, we still retain substantial levels of liquidity.
Short-Term Borrowings  Short-term borrowings increased since December 31, 2012 largely as a result of increased levels of securities sold under agreements to repurchase.
Long-Term Debt  Long-term debt increased modestly since December 31, 2012 as debt issuances were largely offset by debt retirements. Debt issuances included $1.8 billion and $4.6 billion during the three and nine months ended September 30, 2013, of which $11 million and $1.1 billion, respectively, was issued by HSBC Bank USA.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $11 million and $1.1 billion during the three and nine months ended September 30, 2013, respectively, compared with $35 million and $237 million during the three and nine months ended September 30, 2012, respectively. Total debt outstanding under this program was $4.6 billion and $4.8 billion at September 30, 2013 and December 31, 2012. Given the adequate liquidity of HSBC Bank USA, we do not anticipate the Global Bank Note Program being heavily used in the future as deposits will continue to be the primary funding source for HSBC Bank USA.
Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $1.7 billion and $3.5 billion during the three and nine months ended September 30, 2013 compared with $579 million and $5.1 billion during the three and nine months ended September 30, 2012, respectively. Total long-term debt outstanding under this shelf was $11.2 billion and $10.1 billion at September 30, 2013 and December 31, 2012, respectively.
Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at September 30, 2013 and December 31, 2012. At September 30, 2013, we had the ability to access further borrowings of up to $5.5 billion based on the amount pledged as collateral with the FHLB.

HSBC USA Inc.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).
Net Interest Income  Dollars of net interest income declined in both periods reflecting the impact of lower interest income on securities due to lower outstanding balances and in the year-to-date period lower interest rates reflecting the impact from sales and an increase in interest charges relating to estimated tax exposures. These decreases were partially offset by lower interest expense on deposits reflecting the impact of our retail branch sales to First Niagara as well as lower average rates paid and, in the year-to-date period, higher interest income on loans driven by higher average balances on commercial loans due to new business volume.
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
In the following table which summarizes the significant components of net interest income, interest expense includes $50 million in the nine months ended September 30, 2012 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Yield on total earning assets	1.84%	1.88%	1.88%	2.00%
Expense on interest bearing liabilities	.79	.91	.80	.84
Interest rate spread	1.05	.97	1.08	1.16
Benefit from net non-interest paying funds(1)	.21	.25	.21	.15
Net interest margin	1.26%	1.22%	1.29%	1.31%

(1)	Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. The increased percentages reflect growth in this excess.
The following table summarizes the significant trends affecting the comparability of the three and nine months ended September 30, 2013 and 2012 net interest income and interest rate spread. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount	Interest Rate Spread	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$515	0.97%	$1,596	1.16%
Increase (decrease) in net interest income associated with:
Trading related activities	12		13
Balance sheet management activities(1)	(17)		(36)
Commercial loans	11		122
Deposits	4		(27)
Residential mortgage banking	(6)		(13)
Interest on estimated tax exposures	(1)		(13)
Other activity	(21)		(112)
Net interest income/interest rate spread for current year	$497	1.05%	$1,530	1.08%

(1)
Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to managing such risk, are described under the caption “Risk Management” in this Form 10-Q.

HSBC USA Inc.

Trading related activities  Net interest income for trading related activities increased during the three and nine months ended September 30, 2013 as lower funding costs were partially offset by lower average balances.
Balance sheet management activities  Net interest income from balance sheet management activities was lower during the three and nine months ended September 30, 2013 as the impact of the sale of certain securities for risk management purposes and a lower interest rate environment was partially offset by lower funding costs.
Commercial loans  Net interest income on commercial loans increased during the three and nine months ended September 30, 2013 primarily due to higher average loan balances due to new business activity as well as lower levels of nonperforming loans which was partially offset by a lower average yield on these loans.
Deposits Lower net interest income during the nine months ended September 30, 2013 primarily reflects the impact of lower rates of return on invested capital and, to a lesser extent, lower average balances and lower rates paid on interest bearing deposits.
Residential mortgage banking revenue Net interest income on residential mortgage banking revenue was lower in both periods as lower residential mortgage average outstanding balances (and the associated net interest income) primarily as a result of the sale of branches to First Niagara in 2012 and in the year-to-date period higher portfolio prepayments, were partially offset by widening interest spreads largely as a result of lower portfolio funding costs.
Interest on estimated tax exposures  Reflects the impact of higher interest expense associated with tax reserves on estimated exposures during the three and nine months ended September 30, 2013.
Other activity  Net interest income on other activity was lower during the three and nine months ended September 30, 2013, largely driven by lower rates of return on invested capital related to short-term and long-term borrowing.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(10)	$(11)	$1	9.1%
Business and corporate banking	32	18	14	77.8
Global banking	(2)	12	(14)	*
Other commercial	—	—	—	—
Total commercial	$20	$19	$1	5.3%
Consumer:
Residential mortgages	(1)	33	(34)	*
Home equity mortgages	28	13	15	*
Credit card receivables	6	15	(9)	(60.0)
Other consumer	1	4	(3)	(75.0)
Total consumer	34	65	(31)	(47.7)
Total provision for credit losses	$54	$84	$(30)	(35.7)%
Provision as a percentage of average loans, annualized	0.3%	0.6%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(15)	$(36)	$21	58.3%
Business and corporate banking	49	39	10	25.6
Global banking	26	9	17	*
Other commercial	(4)	(9)	5	55.6
Total commercial	$56	$3	$53	*
Consumer:
Residential mortgages	10	72	(62)	(86.1)%
Home equity mortgages	58	55	3	5.5
Credit card receivables	17	35	(18)	(51.4)
Other consumer	1	8	(7)	(87.5)
Total consumer	86	170	(84)	(49.4)
Total provision for credit losses	$142	$173	$(31)	(17.9)%
Provision as a percentage of average loans, annualized	0.3%	0.4%

*	Not meaningful.
During the three months ended September 30, 2013, our provision for credit losses decreased $30 million driven by a lower provision for credit losses in our consumer loan portfolio, while our commercial loan credit loss provision increased modestly. Our provision for credit losses decreased $31 million during the nine months ended September 30, 2013 driven by a lower provision for credit losses in our consumer loan portfolio partially offset by a higher provision for credit losses in our commercial loan portfolio. During the three and nine months ended September 30, 2013, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $ 10 million and $52 million, respectively.
In our commercial portfolio, the provision for credit losses in both periods reflects a specific provision associated with a single corporate banking customer relationship. Excluding the impact of this item, our commercial provision for credit losses declined in the three month period reflecting improvements in economic and credit conditions as discussed below and remained higher in the year-to-date period, reflecting higher levels of reserves primarily associated with large Global Banking and Markets loan exposures. In addition, while we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels in 2013, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships in both years resulted in a higher overall release in our credit loss reserves in the prior year-to-date period.
The provision for credit losses on residential mortgages including home equity mortgages decreased $19 million and $59 million during the three and nine months ended September 30, 2013, respectively, as compared with the year-ago periods driven by continued improvements in economic and credit conditions including lower dollars of delinquency on reservable accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates.
The provision for credit losses associated with credit card receivables decreased $9 million and $18 million during the three and nine months ended September 30, 2013 reflecting improved economic conditions, including lower dollars of delinquency, improvements in loan delinquency roll rates and lower average receivable levels.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Credit card fees	$1	$18	$(17)	(94.4)%
Other fees and commissions	181	177	4	2.3
Trust income	29	22	7	31.8
Trading revenue	117	113	4	3.5
Other securities gains, net	35	50	(15)	(30.0)
HSBC affiliate income:
Fees and commissions	32	42	(10)	(23.8)
Other affiliate income	9	21	(12)	(57.1)
Total HSBC affiliate income	41	63	(22)	(34.9)
Residential mortgage banking revenue	18	4	14	*
Gain on instruments designated at fair value and related derivatives	(6)	(187)	181	96.8
Gain on sale of branches	—	103	(103)	(100.0)%
Other income:
Valuation of loans held for sale	1	(12)	13	*
Insurance	4	11	(7)	(63.6)
Earnings from equity investments	1	—	1	*
Miscellaneous income	10	45	(35)	(77.8)
Total other income	16	44	(28)	(63.6)
Total other revenues	$432	$407	$25	6.1%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Credit card fees	$35	$70	$(35)	(50.0)%
Other fees and commissions	527	573	(46)	(8.0)
Trust income	92	72	20	27.8
Trading revenue	388	395	(7)	(1.8)
Other securities gains, net	189	145	44	30.3
HSBC affiliate income:
Fees and commissions	118	124	(6)	(4.8)
Other affiliate income	36	41	(5)	(12.2)
Total HSBC affiliate income	154	165	(11)	(6.7)
Residential mortgage banking revenue	73	31	42	*
Gain (loss) on instruments designated at fair value and related derivatives	82	(258)	340	*
Gain on sale of branches	—	433	(433)	(100.0)%
Other income:
Valuation of loans held for sale	10	(15)	25	*
Insurance	8	15	(7)	(46.7)
Earnings from equity investments	3	(1)	4	*
Miscellaneous income	29	45	(16)	(35.6)
Total other income	50	44	6	13.6
Total other revenues	$1,590	$1,670	$(80)	(4.8)%

*	Not meaningful.

HSBC USA Inc.

Credit card fees  Credit card fees declined during both periods due to lower outstanding balances driven by the sale of a portion of the portfolio as part of the sale of 195 retail branches in 2012, as well as a continued trend towards lower late fees due to improved customer behavior. Also contributing to the decrease in both periods was higher costs associated with our credit card rewards program due to higher estimated customer redemption rates.
Other fees and commissions  Other fee-based income remained relatively flat during the three months ended September 30, 2013, but declined during the nine months ended September 30, 2013. The decrease in the year-to-date period reflects lower account service related fees primarily due to the impact of the sale of 195 retail branches as discussed above and a decline in credit facility related fees primarily due to a decrease in syndication fees. Also impacting the nine months ended September 30, 2013 was a decline in custodial fees due to a decrease in precious metals average inventory held under custody as well as a decline in average metals prices. The following table summarizes the components of other fees and commissions.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Account services	$76	$75	1	1.3
Credit facilities	48	49	(1)	(2.0)
Custodial fees	12	20	(8)	(40.0)
Other fees	45	33	12	36.4
Total other fees and commissions	$181	$177	$4	2.3%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Account services	$216	$234	(18)	(7.7)
Credit facilities	152	166	(14)	(8.4)
Custodial fees	45	56	(11)	(19.6)
Other fees	114	117	(3)	(2.6)
Total other fees and commissions	$527	$573	$(46)	(8.0)%
Trust income  Trust income increased during both periods due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management.

HSBC USA Inc.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit and precious metals markets. The following table presents trading related revenue by business and includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated statement of income (loss). Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Trading revenue	$117	$113	$4	3.5%
Net interest income	2	(10)	12	*
Trading related revenue	$119	$103	$16	15.5%
Business:
Derivatives(1)	$71	$57	$14	24.6%
Balance sheet management	7	(3)	10	*
Foreign exchange	28	44	(16)	(36.4)
Precious metals	11	11	—	—
Global banking	1	1	—	—
Other trading	1	(7)	8	*
Trading related revenue	$119	$103	$16	15.5%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Trading revenue	$388	$395	$(7)	(1.8)%
Net interest income	(13)	(27)	14	51.9
Trading related revenue	$375	$368	$7	1.9%
Business:
Derivatives(1)	$166	$146	$20	13.7%
Balance sheet management	11	(6)	17	*
Foreign exchange	136	166	(30)	(18.1)
Precious metals	59	52	7	13.5
Global banking	2	3	(1)	(33.3)
Other trading	1	7	(6)	(85.7)
Trading related revenue	$375	$368	$7	1.9%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue during the three and nine months ended September 30, 2013 reflects higher revenue from derivatives products and balance sheet management activities and in the year-to-date period, higher precious metals revenue, partially offset by lower foreign exchange revenue.
Trading revenue related to derivatives products increased during the three and nine months ended September 30, 2013 from increased new deal activity on interest rate related products and lower interest cost on issuance of structured notes. These increases were partially offset by lower valuation gains from structured credit products and declines in emerging markets related derivatives revenue, which were impacted by weakening economic conditions in Latin America.
Trading revenue related to balance sheet management activities increased during the three and nine months ended September 30, 2013 primarily due to higher revenue from economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue decreased during the three and nine months ended September 30, 2013 due to lower revenue from a reduction in trade volumes and price volatility.

HSBC USA Inc.

Precious metals trading revenues remained flat during the three months ended September 30, 2013 but increased during the nine months ended September 30, 2013 as a result of increased metals price volatility.
Other trading revenue increased during the three months ended September 30, 2013 and decreased during the nine months ended September 30, 2013 due to valuation adjustments that were previously included in other trading that are now included in other business lines.
Other securities gains, net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. In the third quarter and first nine months of 2013, we sold $10.0 billion and $33.3 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and recognized gains of $68 million and $275 million and losses of $33 million and $94 million, respectively, which is included as a component of other security gains, net above. In the third quarter and first nine months of 2012, we sold $3.0 billion and $10.4 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $59 million and $260 million and losses of $9 million and $115 million, respectively.
HSBC affiliate income  Affiliate income decreased in both the three and nine months ended September 30, 2013 primarily due to lower income associated with performance based activity and in the three month period, lower billings associated with internal audit activities performed for other HSBC affiliates.
Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Net interest income	$42	$48	$(6)	(12.5)%
Servicing related income:
Servicing fee income	20	21	(1)	(4.8)
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	5	(5)	10	*
Customer payments	(8)	(15)	7	46.7
Trading – Derivative instruments used to offset changes in value of MSRs	(1)	7	(8)	*
Total servicing related income	16	8	8	100.0
Originations and sales related income:
Gains on sales of residential mortgages	9	24	(15)	(62.5)
Provision for repurchase obligations	—	(28)	28	100.0
Trading and hedging activity	(9)	(4)	(5)	*
Total originations and sales related income	—	(8)	8	100.0
Other mortgage income	2	4	(2)	(50.0)
Total residential mortgage banking revenue included in other revenues	18	4	14	*
Total residential mortgage banking related revenue	$60	$52	$8	15.4%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Net interest income	$137	$150	$(13)	(8.7)%
Servicing related income:
Servicing fee income	62	68	(6)	(8.8)
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	73	(20)	93	*
Customer payments	(31)	(47)	16	34.0
Trading – Derivative instruments used to offset changes in value of MSRs	(42)	33	(75)	*
Total servicing related income	62	34	28	82.4
Originations and sales related income:
Gains on sales of residential mortgages	41	57	(16)	(28.1)
Provision for repurchase obligations	(36)	(81)	45	55.6
Trading and hedging activity	(5)	—	(5)	*
Total originations and sales related income	—	(24)	24	100.0
Other mortgage income	11	21	(10)	(47.6)
Total residential mortgage banking revenue included in other revenues	73	31	42	*
Total residential mortgage banking related revenue	$210	$181	$29	16.0%

*	Not meaningful.
Net interest income in both periods was lower compared with the year-ago periods as lower residential mortgage average outstanding balances (and the associated net interest income) primarily as a result of the sale of branches to First Niagara in 2012 and continued higher portfolio prepayments were partially offset by widening interest spreads largely the result of lower portfolio funding costs. Consistent with our Premier strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans consist primarily of conforming non-premier loans sold to PHH Mortgage as discussed further below.
Total servicing related income increased in the three and nine months ended September 30, 2013 driven by improved net hedged MSR performance partially offset by lower servicing fees driven by a lower serviced loan portfolio as a result of prepayments in excess of new additions to the serviced portfolio. As a result of our strategic relationship with PHH Mortgage, beginning with May 2013 applications, we no longer add new volume to our serviced portfolio as all agency eligible loans are now sold on a servicing released basis. Changes in MSR valuations are driven by updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing. Consequently, primarily as a result of rising mortgage rates, the MSR asset fair value increased in the three and nine months ended September 30, 2013 partially offset by losses on instruments used to hedge changes in the fair value of the MSRs.
Originations and sales related income improved in the three and nine months ended September 30, 2013 largely due to lower loss provisions for loan repurchase obligations associated with loans previously sold. During the three and nine months ended September 30, 2013, we recorded a charge of $0 million and $36 million, respectively, due to our estimated exposure associated with repurchase obligations on loans previously sold compared with a charge of $28 million and $81 million, respectively, in the year-ago periods. This improvement was partially offset in both periods by lower gains on sales of residential mortgage loans.
Other mortgage income has fallen in the three and nine months ended September 30, 2013 due to a contractual fee arrangement with PHH Mortgage wherein PHH Mortgage retains ancillary fee income.
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
Gain on sale of branches As discussed above, in May 2012 we completed the sale of 138 non-strategic retail branches to First Niagara and recognized a pre-tax gain, net of allocated non-deductible goodwill, of $330 million. In the third quarter of 2012, we completed the sale of the remaining 57 branches and recognized a pre-tax gain, net of allocated non-deductible goodwill, of $103 million. See Note 3, "Discontinued Operations" in our 2012 Form 10-K for additional information.

HSBC USA Inc.

Valuation of loans held for sale  Valuation adjustments on loans held for sale improved during the three and nine months ended September 30, 2013 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $48 million and $52 million as of September 30, 2013 and December 31, 2012, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).
Other income Other income, excluding the valuation of loans held for sale as discussed above, decreased during the three and nine months ended September 30, 2013 driven largely by lower insurance income, the establishment of a repurchase reserve of approximately $8 million in the third quarter of 2013 relating to loans previously securitized and, in the three month period, lower income associated with fair value hedge ineffectiveness related to securities available-for-sale. In addition, both prior year periods include miscellaneous income relating to the retail branch sale.
Operating Expenses  Lower operating expenses in both periods reflect lower compliance costs, the impact of our retail branch divestitures, excluding the impact of the prior year pension curtailment gain, lower salaries and employee benefits, the non-recurrence of expense related to certain regulatory matters which totaled $800 million and $1,500 million during the three and nine months ended September 30, 2013 and, in the year-to-date period, lower expenses related to support services from affiliates and lower other expenses. Compliance costs, while remaining a significant component of our cost base in both periods, declined and totaled $81 million and $228 million in the three and nine months ended September 30, 2013, respectively, compared with $92 million and $300 million in the prior year periods, as the prior year reflects investment in BSA/AML process enhancements and infrastructure and, to a lesser extent, foreclosure remediation which did not occur at the same level in 2013. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we believe compliance related costs have permanently increased to higher levels due to the remediation of regulatory consent agreements.
The following table summarizes the components of operating expenses.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Salary and employee benefits	$218	$207	11	5.3%
Occupancy expense, net	57	60	(3)	(5.0)
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	2	5	(3)	(60.0)
Fees paid to HMUS	58	87	(29)	(33.3)
Fees paid to HTSU	274	237	37	15.6
Fees paid to other HSBC affiliates	44	43	1	2.3
Total support services from HSBC affiliates	378	372	6	1.6
Expense related to certain regulatory matters	—	800	(800)	(100.0)
Other expenses:
Equipment and software	14	11	3	27.3
Marketing	9	12	(3)	(25.0)
Outside services	23	30	(7)	(23.3)
Professional fees	38	28	10	35.7
Postage, printing and office supplies	1	2	(1)	(50.0)
Off-balance sheet credit reserves	5	(7)	12	*
FDIC assessment fee	24	21	3	14.3
Insurance business	—	2	(2)	(100.0)
Miscellaneous	88	89	(1)	(1.1)
Total other expenses	202	188	14	7.4
Total operating expenses	$855	$1,627	$(772)	(47.4)%
Personnel - average number	6,490	7,187
Efficiency ratio	92.5%	177.4%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(dollars are in millions)
Salary and employee benefits	$717	$733	(16)	(2.2)
Occupancy expense, net	173	176	(3)	(1.7)
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	11	22	(11)	(50.0)
Fees paid to HMUS	164	248	(84)	(33.9)
Fees paid to HTSU	749	711	38	5.3
Fees paid to other HSBC affiliates	140	162	(22)	(13.6)
Total support services from HSBC affiliates	1,064	1,143	(79)	(6.9)
Expense related to certain regulatory matters	—	1,500	(1,500)	(100.0)
Other expenses:
Equipment and software	42	33	9	27.3
Marketing	27	37	(10)	(27.0)
Outside services	76	77	(1)	(1.3)
Professional fees	92	89	3	3.4
Postage, printing and office supplies	5	10	(5)	(50.0)
Off-balance sheet credit reserves	(12)	(19)	7	36.8
FDIC assessment fee	66	75	(9)	(12.0)
Insurance business	1	4	(3)	(75.0)
Miscellaneous	181	209	(28)	(13.4)
Total other expenses	478	515	(37)	(7.2)
Total operating expenses	$2,432	$4,067	$(1,635)	(40.2)%
Personnel - average number	6,578	8,026
Efficiency ratio	78.3%	123.2%

*	Not meaningful.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three months ended September 30, 2013, but declined during the nine months ended September 30, 2013. While both 2013 periods benefited from the impact of the sale of 195 non-strategic retail branches completed in 2012 and continued cost management efforts which were partially offset by higher salaries expense relating to expansion activities associated with certain businesses, these overall improvements were more than offset in the three month period by the non-recurrence of a pension curtailment gain recorded in the third quarter of 2012.
Occupancy expense, net  Occupancy expense decreased during the three and nine months ended September 30, 2013, reflecting the impact of the reduction in size of our retail branch network including lower maintenance and utilities costs.
Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans and, prior to May 1, 2012, certain credit card receivables. Higher support services from HSBC affiliates during the three months ended September 30, 2013 reflects higher fees paid to HTSU relating to additional staff and consulting fees associated with regulatory requirements and compliance, partially offset by lower fees paid to HMUS largely related to lower compliance costs as the prior year periods reflect investment in AML process enhancements and infrastructure which did not occur at the same level in 2013. Support services from HSBC affiliates declined, however, during the nine months ended September 30, 2013 as the higher fees paid to HTSU discussed above were more than offset by lower fees paid to HMUS as discussed above and lower fees paid to HSBC Finance, which no longer services our credit card portfolio. Compliance costs reflected in support services from affiliates totaled $80 million and $215 million during the three and nine months ended September 30, 2013, respectively, compared with $68 million and $232 million in the year-ago periods.

HSBC USA Inc.

Expense related to certain regulatory matters Included in the three and nine months ended September 30, 2012 is an expense of $800 million and $1,500 million, respectively, related to certain regulatory matters. See Note 20, "Litigation and Regulatory Matters" for additional information.
Marketing expenses  Lower marketing and promotional expenses in the three and nine months ended September 30, 2013 resulted from continued optimization of marketing spend as a result of general cost saving initiatives.
Other expenses  Other expenses (excluding marketing expenses) increased during the three month period ended September 30, 2013 primarily due to higher loss estimates associated with off-balance sheet credit exposures and higher professional fees associated with regulatory reporting and capital planning activities which were partially offset by lower legal expense. While lower compared with the prior year periods, legal expense in the third quarter of 2013 includes an expense accrual of $27 million relating to estimated exposure associated with certain previous residential mortgage backed securities activity. Other expenses decreased during the nine months ended September 30, 2013 as the higher loss estimates on off-balance sheet credit exposures and higher professional fees discussed above were more than offset by lower legal expense and lower FDIC assessment fees.
Efficiency ratio  Our efficiency ratio from continuing operations was 92.5 percent and 78.3 percent during the three and nine months ended September 30, 2013, respectively, compared with 177.4 percent and 123.2 percent during the year-ago periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the three and nine months ended September 30, 2013 improved to 86.6 percent and 77.0 percent, respectively, compared with 148.4 percent and 113.9 percent in the year-ago periods due to a decrease in operating expenses partially offset by a decrease in net interest income and in other revenues as the prior year periods include a $103 million and $330 million, respectively, pre-tax gain from the sale of certain branches to First Niagara. While operating expenses declined in both periods driven by the impact of our retail branch divestitures, cost mitigation efforts and the non-recurrence of an $800 million and $1,500 million expense in the three and nine months ended September 30, 2012, respectively, related certain regulatory matters, they continue to reflect elevated levels of compliance costs.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

	2013		2012
	(dollars are in millions)
Three Months Ended September 30, 2013
Tax expense at the U.S. federal statutory income tax rate	$5	35.0%	$(278)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	1	6.7	14	1.8
Non-deductible expense accrual related to certain regulatory matters(1)	—	—	280	35.3
Non-deductible goodwill related to branch sale(1)	—	—	33	4.2
Other non-deductible / non-taxable items(2)	(1)	(6.7)	(6)	(0.8)
Items affecting prior periods(3)	20	133.3	(34)	(4.3)
Uncertain tax positions(4)	—	—	(9)	(1.1)
Foreign tax credits and other credits	—	—	—	—
Impact of foreign operations	5	33.3	—	—
Low income housing tax credits	(21)	(140.0)	(21)	(2.6)
Other	2	5.1	9	1.0
Total income tax expense	$11	66.7%	$(12)	(1.5)%

HSBC USA Inc.

	2013		2012
	(dollars are in millions)
Nine Months Ended September 30, 2013
Tax expense at the U.S. federal statutory income tax rate	$186	35.0%	$(328)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	31	5.8	23	2.5
Adjustment of tax rate used to value deferred taxes	—	—	(10)	(1.1)
Non-deductible expense accrual related to certain regulatory matters(1)	—	—	525	56.0
Non-deductible goodwill related to branch sale(1)	—	—	139	14.8
Other non-deductible / non-taxable items(2)	(14)	(2.6)	(11)	(1.2)
Items affecting prior periods(3)	(4)	(0.8)	22	2.3
Uncertain tax positions(4)	18	3.4	57	6.1
Impact of foreign operations	9	1.7	—	—
Low income housing tax credits	(64)	(12.1)	(63)	(6.7)
Other	2	0.3	3	0.4
Total income tax expense	$164	30.7%	$357	38.1%

(1)	Represents non-deductible expense relating to certain regulatory matters and non-deductible goodwill related to the branches sold to First Niagara in 2012.

(2)	For 2013, mainly relates to a change in the assessment of the deductibility of other non-deductible expenses and tax exempt income.

(3)	Relates to corrections to current and deferred tax balance sheet accounts.

(4)	Reflects changes in state uncertain tax positions which no longer meet the more likely than not requirement for recognition.

Segment Results – IFRSs Basis

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
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards ("IFRSs"). As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 25, “Business Segments,” in our 2012 Form 10-K.
Retail Banking and Wealth Management (“RBWM”)  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During the first nine months of 2013, we continued to direct resources towards the development and delivery of premium service, client needs based wealth and banking services with particular focus on HSBC Premier, HSBC's global banking service that offers customers a seamless international service.
Consistent with our strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans historically consist primarily of conforming loans sold to GSEs and beginning in May 2013, PHH Mortgage. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties and retained the servicing rights in relation to the mortgages upon sale. Upon conversion of our mortgage processing and servicing

HSBC USA Inc.

operations to PHH Mortgage, we now sell our agency eligible originations beginning with May 2013 applications directly to PHH Mortgage on a servicing released basis which will result in no new mortgage servicing rights being recognized going forward.
The following table summarizes the IFRSs results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$205	$209	$(4)	(1.9)%
Other operating income	81	138	(57)	(41.3)
Total operating income	286	347	(61)	(17.6)
Loan impairment charges	44	72	(28)	(38.9)
	242	275	(33)	(12.0)
Operating expenses	301	368	(67)	(18.2)
Profit (loss) before tax	$(59)	$(93)	$34	36.6%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$626	$653	$(27)	(4.1)%
Other operating income	270	497	(227)	(45.7)
Total operating income	896	1,150	(254)	(22.1)
Loan impairment charges	97	174	(77)	(44.3)
	799	976	(177)	(18.1)
Operating expenses	892	1,010	(118)	(11.7)
Profit (loss) before tax	$(93)	$(34)	$(59)	*

*	Not meaningful.
Our RBWM segment reported a lower loss before tax during the three month period ended September 30, 2013, while loss before tax increased during the nine months ended September 30, 2013. Prior year periods include a gain of $59 million and $238 million, respectively, relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, loss before tax improved $93 million and $179 million, respectively, during the three and nine months ended September 30, 2013 as compared with the corresponding prior year periods driven primarily by lower loan impairment charges and lower operating expenses.
Net interest income was lower during the three and nine months ended September 30, 2013 driven by lower deposit levels as a result of the branch sale to First Niagara. Partially offsetting the impact of branch sale to First Niagara in both periods were margin improvements due to active re-pricing of the deposit base especially in the non-premier segments which reduced our funding costs. Residential mortgage average balances were lower than the year-ago periods due to the impact of the branch sales partially offset by an increase in residential mortgage loans to our Premier customers.
Other operating income included a gain from the completion of the sale of certain branches to First Niagara totaling $59 million and $238 million in the three and nine months ended September 30, 2012. Excluding the gain on the sale of branches, other operating income remained flat in the three month period but increased in the year-to-date period driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans and improved net hedged mortgage servicing rights results, partially offset by lower gains on sales of mortgage loans.
Loan impairment charges decreased during the three and nine months ended September 30, 2013 driven by continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, improvements in delinquency roll rates as well as lower charge-offs in the year-to-date period including significant improvements in market value adjustments on loan collateral due to improvements in home prices which was partially offset by an incremental loan impairment charge of $15 million during the second quarter of 2013 to reflect an update to the period of time after a loss event a loan remains current before delinquency is observed.

HSBC USA Inc.

Operating expenses were lower in both periods primarily due to the sale of the 195 branches to First Niagara as well as lower compliance and legal costs and decreases in expenses driven by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas, as well as reduced marketing expenditures. Partially offsetting these improvements was the impact of a reduction in the amount of branch costs allocated to Commercial Banking.
Commercial Banking (“CMB”)  CMB's business strategy is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of internationally minded customers. Our Commercial Banking segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on the client's needs. Whether it is through commercial centers, retail branch network, or via HSBCnet, CMB provides customers with the products and services needed to grow their businesses internationally. Our relationship managers operate within a robust, customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship. In first nine months of 2013, an increase in the number of relationship managers and product partners is enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest.
New loan originations have resulted in a 13 percent increase in average loans outstanding to Corporate Banking customers since September 30, 2012. The Commercial Real Estate group is focusing on selective business opportunities in markets with strong portfolio expertise, which resulted in a 20 percent increase in average outstanding loans for this portfolio since September 30, 2012. Total average loans increased 13 percent across all CMB business lines as compared with September 30, 2012.
The following table summarizes the IFRSs results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$181	$172	$9	5.2%
Other operating income	77	136	(59)	(43.4)
Total operating income	258	308	(50)	(16.2)
Loan impairment charges	26	6	20	*
	232	302	(70)	(23.2)
Operating expenses	169	154	15	9.7
Profit before tax	$63	$148	$(85)	(57.4)%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$523	$502	$21	4.2%
Other operating income	219	471	(252)	(53.5)
Total operating income	742	973	(231)	(23.7)
Loan impairment charges (recoveries)	41	(3)	44	*
	701	976	(275)	(28.2)
Operating expenses	502	487	15	3.1
Profit before tax	$199	$489	$(290)	(59.3)%

*	Not meaningful.
Our CMB segment reported a lower profit before tax during the three and nine months ended September 30, 2013. Prior year periods include a gain of $65 million and $278 million, respectively, relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, profit before tax remained lower declining $20 million and $12 million, respectively, during the three and nine months ended September 30, 2013 as compared with the corresponding prior year periods driven by lower business banking revenues due to the branch sale, higher loan impairment charges and higher operating expenses, partially offset by higher net interest income and higher other operating income.
Net interest income increased during both periods due to the favorable impact of higher loan balances in expansion markets.

HSBC USA Inc.

Other operating income included a gain from the completion of the sale of certain branches to First Niagara totaling $65 million and $278 million in the three and nine months ended September 30, 2012, respectively. Excluding the gain on the sale of branches, other operating income was higher during both periods due to higher fees generated from trade services, foreign currency revenue and credit commitments, as well as an increase in debt and leverage acquisition financing activity.
Loan impairment charges were higher during the three and nine months ended September 30, 2013 primarily due to a specific provision associated with a single corporate banking customer relationship as well as higher provisions as a result of loan growth in expansion markets.
Operating expenses increased during the three and nine months ended September 30, 2013 as additional expenses relating to staffing increases in growth markets including the West Coast, Southeast and Midwest and higher technology infrastructure costs were partially offset by a reduction in network costs due to the branch sale and a reduction in the amount of branch costs allocated from RBWM.
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
We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher average corporate loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other global businesses. Global Banking and Markets segment results during the first nine months of 2013 benefited from more stable U.S. financial market conditions, which reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices.

HSBC USA Inc.

The following table summarizes IFRSs results for the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$78	$129	$(51)	(39.5)%
Other operating income	296	251	45	17.9
Total operating income	374	380	(6)	(1.6)
Loan impairment charges (recoveries)	(3)	6	(9)	*
	377	374	3.8
Operating expenses	255	249	6	2.4
Profit before tax	$122	$125	$(3)	(2.4)%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$312	$439	$(127)	(28.9)%
Other operating income	973	742	231	31.1
Total operating income	1,285	1,181	104	8.8
Loan impairment charges (recoveries)	6	(2)	8	*
	1,279	1,183	96	8.1
Operating expenses	735	744	(9)	(1.2)
Profit before tax	$544	$439	$105	23.9%

*	Not meaningful.
Our GBM segment reported a slightly lower profit before tax during the three months ended September 30, 2013 as lower net interest income and higher operating expenses were mostly offset by higher other operating income and lower loan impairment charges. Our GBM segment reported a higher profit before tax during the nine months ended September 30, 2013 driven by higher other operating income and lower operating expenses, partially offset by lower net interest income and higher loan impairment charges.
Net interest income decreased in both periods due to lower rates on investment balances including the impact of security sales, partially offset by an increase due to growth in corporate loan balances. Other operating income is discussed further under the table below.
Loan impairment charges increased during the nine months ended September 30, 2013 compared with the year-ago period reflecting higher levels of impairment allowances for risk factors primarily associated with large loan exposures. Loan impairment charges decreased during the three months ended September 30, 2013 compared with the year-ago period due to exposure reduction in several lower rated credit facilities.
Operating expenses increased during the three months ended September 30, 2013 and decreased during the nine months ended September 30, 2013 as reduced staff costs due to lower headcount and lower compliance costs associated with our AML/BSA remediation activities in both periods were more than offset in the three month period by litigation related costs associated with our legacy credit business.

HSBC USA Inc.

The following table summarizes the impact of key activities on total operating income of the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Foreign exchange and metals	$48	$78	$(30)	(38.5)%
Credit(1)	15	41	(26)	(63.4)
Rates	50	20	30	*
Equities	4	3	1	33.3
Other Global Markets	23	(25)	48	*
Total Global Markets	140	117	23	19.7
Financing	61	48	13	27.1
Payments and cash management	88	93	(5)	(5.4)
Other transaction services	14	13	1	7.7
Total Global Banking	163	154	9	5.8
Balance Sheet Management(2)	82	108	(26)	(24.1)
Other	(11)	1	(12)	*
Total operating income	$374	$380	$(6)	(1.6)%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Foreign exchange and metals	$238	$284	$(46)	(16.2)%
Credit(1)	81	51	30	58.8
Rates	115	117	(2)	(1.7)
Equities	13	11	2	18.2
Other Global Markets	47	(66)	113	*
Total Global Markets	494	397	97	24.4
Financing	165	126	39	31.0
Payments and cash management	250	263	(13)	(4.9)
Other transaction services	43	64	(21)	(32.8)
Total Global Banking	458	453	5	1.1
Balance Sheet Management(2)	339	336	3.9
Other	(6)	(5)	(1)	(20.0)
Total operating income	$1,285	$1,181	$104	8.8%

*	Not meaningful.

(1)
Credit includes operating income of $16 million and $82 million in the three and nine months ended September 30, 2013, respectively, compared with operating income of $46 million and $64 million in the three and nine months ended September 30, 2012, respectively, of revenue related to structured credit products and mortgage loans held for sale which we no longer offer.

(2)
Includes gains on the sale of securities of $35 million and $189 million in the three and nine months ended September 30, 2013, respectively, compared with gains on the sale of securities of $34 million and $123 million in the three and nine months ended September 30, 2012, respectively.

 Foreign exchange and metals revenue declined in both periods from a reduction in trading volumes and price volatility. Revenue from Credit decreased in the three month period and improved in the nine month period, substantially due to the impact of valuation adjustments on legacy structured credit exposures and mortgages held for sale. Gains on structured credit products due to changes in fair value of $24 million and $79 million during the three and nine months ended September 30, 2013, respectively, compared with losses of $43 million and gains of $56 million during the three and nine months ended September 30, 2012, respectively. Included in structured credit products were exposures to monoline insurance companies that resulted in gains of $1 million and $42 million due to fair value movements during the three and nine months ended September 30, 2013, respectively, compared

HSBC USA Inc.

with gains of $16 million and $6 million during the year-ago periods. Valuation losses of $1 million and gains of $6 million during the three and nine months ended September 30, 2013, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale compared with valuation losses of $2 million and $6 million during the year-ago periods. Revenue from Rates increased during the three month period and decreased in the year-to-date period, mainly from the performance of emerging markets related products which were affected by volatile economic conditions in Latin America. Other global markets revenue improved during both periods due to an increase from fair value adjustments on our structured note liabilities, which reflects changes in our own credit risk.
Corporate loan growth and lower liquidity costs on unused commitments resulted in higher Financing revenue during the three and nine months ended September 30, 2013. Other transaction services revenue declined in the year-to-date period due to the transfer of our fund services business to an affiliate entity.
Balance Sheet Management reflected lower gains from the sale of securities during the three month period, but higher gains from the sales of securities during the nine months ended September 30, 2013 due to sales associated with a continued re-balancing of the portfolio for risk management purposes based on the low interest rate environment.
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
During the first nine months of 2013, we continued to dedicate resources in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates. Also in the first nine months of 2013, our compliance and risk framework was strengthened by the establishment of a Global Private Banking Global Standards Committee and a revised risk appetite framework. Client deposit levels decreased $480 million or 4 percent compared with September 30, 2012 from domestic and international market customers. Total loans increased $290 million or 5 percent compared with prior year primarily in the residential mortgage portfolio. Overall period end client assets were lower than September 2012 by $3 billion and $2 billion lower than December 31, 2012 primarily due to reduction in highly active institutional customer balances partially offset by higher PB wealth management and investment products.

HSBC USA Inc.

The following table provides additional information regarding client assets during the first nine months of 2013 and 2012:

Nine Months Ended September 30,	2013	2012
	(in billions)
Client assets at beginning of the period	$46.5	$47.7
Net new money (outflows)	(2.3)	.4
Value change	.5	(.1)
Client assets at end of period	$44.7	$48.0
The following table summarizes IFRSs results for the PB segment.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$46	$45	$1	2.2%
Other operating income	27	26	1	3.8
Total operating income	73	71	2	2.8
Loan impairment charges (recoveries)	3	2	1	50.0
	70	69	1	1.4
Operating expenses	62	57	5	8.8
Profit (loss) before tax	$8	$12	$(4)	(33.3)%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest income	$140	$137	$3	2.2%
Other operating income	85	83	2	2.4
Total operating income	225	220	5	2.3
Loan impairment charges (recoveries)	4	(3)	7	*
	221	223	(2)	(.9)
Operating expenses	189	178	11	6.2
Profit (loss) before tax	$32	$45	$(13)	(28.9)%

*	Not meaningful.
Our PB segment reported lower profit before tax during the three and nine months ended September 30, 2013, primarily driven by higher operating expenses and in the year-to-date period higher loan impairment charges, partially offset by higher net interest income.
Net interest income was higher in both periods as improved volumes in lending, primarily in residential mortgages, were partially offset by lower net interest from the reduction in term deposit balances.
Other operating income remained essentially flat in the three month period but increased in the year-to-date period, reflecting higher volumes and fees on managed and structured investment products as well as higher funds fees.
Loan impairment charges remained relatively flat during the quarter but increased during the nine months ended September 30, 2013 due to a lower level of recoveries and higher provisions as a result of loan growth.
Operating expenses increased during both periods primarily due to higher compliance and regulatory costs and, in the year-to-date period, costs associated with the closure of a foreign branch.
Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to credit risk on certain debt issued, income and expense associated with certain affiliate transactions, adjustments to the fair value

HSBC USA Inc.

on HSBC shares held for stock plans and interest expense associated with certain tax exposures and in both 2012 periods, an expense accrual for certain regulatory matters.
The following table summarizes IFRSs Basis results for the Other segment.

			Increase (Decrease)
Three Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest expense	$(6)	$(13)	$7	53.8%
Gain (loss) on own fair value option debt attributable to credit spread	(63)	(179)	116	64.8
Other operating income (loss)	18	15	3	20.0
Total operating income (loss)	(51)	(177)	126	71.2
Loan impairment charges	—	—	—	—
	(51)	(177)	126	71.2
Operating expenses	52	844	(792)	(93.8)
Profit (loss) before tax	$(103)	$(1,021)	$918	89.9%

			Increase (Decrease)
Nine Months Ended September 30,	2013	2012	Amount	%
	(in millions)
Net interest expense	$(34)	$(31)	$(3)	(9.7)%
Gain (loss) on own fair value option debt attributable to credit spread	(52)	(269)	217	80.7
Other operating income (loss)	42	35	7	20.0
Total operating income (loss)	(44)	(265)	221	83.4
Loan impairment charges	—	—	—	—
	(44)	(265)	221	83.4
Operating expenses	138	1,628	(1,490)	(91.5)
Profit (loss) before tax	$(182)	$(1,893)	$1,711	90.4%
Profit (loss) before tax improved $918 million and $1.7 billion during the three and nine months ended September 30, 2013, respectively, driven largely by an expense accrual related to certain regulatory matters totaling $800 million and $1.5 billion recorded in the three and nine months ended September 30, 2012, respectively, that did not re-occur. Excluding the impact of this item on both prior year periods, profit (loss) before tax improved $118 million and 211million during the three and nine month periods ended September 30, 2013, respectively. The improvement in both periods was primarily due to improvements in revenue associated with changes in fair value attributable to credit spread of our own debt for which fair value option was elected.
Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRSs basis. See Note 15, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. Also see Note 15, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRSs segment results to U.S. GAAP consolidated totals.
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

HSBC USA Inc.

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
For pools of homogeneous consumer loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged or are subject to an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 25-40 percent for first lien mortgage loans and 90-100 percent for second lien home equity loans. At September 30, 2013, approximately 1 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.
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
The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2013	June 30, 2013	December 31, 2012
	(dollars are in millions)
Allowance for credit losses	$595	$605	$647
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.6%	.6%	.7%
Consumer:
Residential mortgages	1.0%	1.2%	1.4%
Home equity mortgages	3.2%	2.4%	1.9%
Credit card receivables	5.3%	5.2%	6.7%
Other consumer loans	2.4%	2.3%	3.3%
Total consumer loans	1.5%	1.6%	1.7%
Total	.9%	.9%	1.0%
Net charge-offs(1)(2):
Commercial	*	*	173.2%
Consumer	122.6%	225.0	129.9
Total	234.0%	504.2%	148.1%
Nonperforming loans(1):
Commercial	142.9%	117.7%	63.4%
Consumer	24.7	26.9	28.2
Total	43.7%	43.4%	38.7%

*	Not meaningful.

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.
See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months and nine months ended September 30, 2013 and 2012.
The allowance for credit losses at September 30, 2013 decreased $10 million, or 2 percent as compared with June 30, 2013 and decreased $52 million, or 8 percent as compared with December 31, 2012. The decrease since June 30, 2013 was driven by lower allowance levels in our consumer loan portfolio reflecting lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality as discussed below, partially offset by a modest increase in the allowance for commercial loans driven largely by an increase in the allowance driven from a specific provision associated with a single corporate banking customer relationship and a higher allowance for certain portfolio risk factors, partially offset by improved credit quality. The decrease from December 31, 2012 was due to lower loss estimates in both our commercial and consumer loan portfolios. Our commercial allowance for credit losses decreased $4 million in the first nine months of 2013 due to reductions in certain loan exposures including the charge-off of a single client relationship and continued improvements in economic conditions which led to lower levels of non-performing loans and criticized assets. These reductions were partially offset by higher allowances for certain portfolio risk factors associated primarily with large loan exposure and the specific provision relating to a single customer relationship discussed above. Our consumer allowance for credit losses decreased $48 million in the first nine months of 2013, driven primarily by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends and foreclosure timeframes. Also contributing to the decrease was lower loss estimates in our credit card portfolio due to improvements in credit quality including improved loan delinquency roll rates. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of the economic recovery in the U.S. economy, including

HSBC USA Inc.

elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which is in the early stages of recovery.
The allowance for credit losses as a percentage of total loans at September 30, 2013 remained flat compared with June 30, 2013 and decreased compared with December 31, 2012 for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased as compared with June 30, 2013 due to higher dollars of residential mortgage charge-offs as explained more fully below, as well as higher dollars of commercial loan net charge-offs, while total allowance levels declined. The allowance for credit losses as a percentage of net charge-offs increased as compared with December 31, 2012 largely due to lower net charge-offs in both our commercial and consumer portfolios as the decline outpaced the decrease in the allowance.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	September 30, 2013		June 30, 2013		December 31, 2012
	(dollars are in millions)
Commercial(2)	$313	71.6%	$299	70.9%	$317	69.8%
Consumer:
Residential mortgages	158	23.2	196	23.7	210	24.3
Home equity mortgages	66	3.1	52	3.3	45	3.7
Credit card receivables	45	1.3	45	1.3	55	1.3
Other consumer	13.8		13.8		20	0.9
Total consumer	282	28.4	306	29.1	330	30.2
Total	$595	100.0%	$605	100.0%	$647	100.0%

(1)	Excluding loans held for sale.

(2)	See Note 6, "Allowance for Credit Losses" for components of the commercial allowance for credit losses.
While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit loss.
Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $68 million, $63 million and $139 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively. The related provision is recorded as a component of other expense within operating expenses. The increase in off-balance sheet reserves at September 30, 2013 as compared with June 30, 2013 reflects new customer activity and higher estimated exposures on certain facilities, while the decrease since December 31, 2012 largely reflects the impact of an upgrade to an individual monoline which resulted in an improvement to our expectation of cash flows from an off-balance sheet liquidity facility and the consolidation of a previously unconsolidated commercial paper VIE in the second quarter of 2013 which resulted in the reclassification of $61 million of this reserve to held-to-maturity investment securities on our balance sheet. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations” in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	September 30, 2013	June 30, 2013	December 31, 2012
	(dollars are in millions)
Delinquent loans:
Commercial	$153	$197	$339
Consumer:
Residential mortgages(1)	1,221	1,170	1,233
Home equity mortgages	75	77	75
Total residential mortgages(2)	1,296	1,247	1,308
Credit card receivables	18	15	21
Other consumer	28	26	30
Total consumer	1,342	1,288	1,359
Total	$1,495	$1,485	$1,698
Delinquency ratio:
Commercial	.32%	.42%	.76%
Consumer:
Residential mortgages	7.70	7.26	7.78
Home equity mortgages	3.61	3.55	3.23
Total residential mortgages(2)	7.23	6.82	7.20
Credit card receivables	2.10	1.75	2.58
Other consumer	4.65	4.08	4.25
Total consumer	6.92	6.51	6.92
Total	2.21%	2.21%	2.64%

(1)
At September 30, 2013, June 30, 2013 and December 31, 2012, residential mortgage loan delinquency includes $1.1 billion, $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $29 million, $33 million and $39 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	September 30, 2013	June 30, 2013	December 31, 2012
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$66	$68	$87
ARM loans	315	338	356
Delinquency ratio:
Interest-only loans	1.79%	1.78%	2.18%
ARM loans	2.97	3.19	3.43
Compared with June 30, 2013, our two-months-and-over contractual delinquency ratio remained flat as higher consumer loan delinquency was offset by lower delinquency in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio at September 30, 2013 increased 41 basis points from June 30, 2013 largely due to higher levels of late-stage residential mortgage loan delinquency while credit card delinquency declined. Residential mortgage loan delinquency levels continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account and, consequently, in delinquency. Overall consumer loan delinquency levels also continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, a housing market which is slowly recovering. Compared with June 30, 2013, our commercial two-months-and-over contractual delinquency ratio decreased 10 basis points due to continued improvements in the credit quality of the portfolio and higher outstanding loan balances.
Compared with December 31, 2012, our two-months-and-over contractual delinquency ratio decreased 43 basis points as we experienced lower delinquency levels in both our commercial and consumer loan portfolios. Our commercial loan two-months-and-over contractual delinquency ratio decreased 44 basis points compared with December 31, 2012 due to higher outstanding

HSBC USA Inc.

loan balances as well as improved credit quality including reductions in certain exposures and the resolution of certain matured loans which were in the process of refinancing or pay down at year-end. Compared with December 31, 2012, our consumer loan two-months-and-over contractual delinquency ratio remained flat as lower residential mortgage delinquency was offset by a decline in outstanding loan balances. The lower levels of residential mortgage loan delinquency reflect lower dollars of delinquency on accounts less than 180 days contractually delinquent due to improvements in credit quality, including improved delinquency roll rates, partially offset by higher late stage delinquency. Credit card delinquency also improved due to continued improvements in economic conditions.
Residential mortgage first lien delinquency is significantly higher than second lien home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the first lien residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. Therefore, there are no additional credit loss reserves required for these loans. There is a substantially lower volume of second lien home equity mortgage loans where we pursue foreclosure less frequently given the subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our first lien residential mortgages. Both of these factors are expected to diminish significantly in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, (“net charge-off ratio”):

	September 30, 2013	June 30, 2013	September 30, 2012
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$2	$(8)	$6
Business and corporate banking	4	8	6
Global banking	—	—	—
Other commercial	—	(4)	—
Total commercial	6	(4)	12
Consumer:
Residential mortgages	37	10	21
Home equity mortgages	14	11	18
Total residential mortgages	51	21	39
Credit card receivables	6	10	12
Other consumer	1	3	3
Total consumer	58	34	54
Total	$64	$30	$66
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.09%	(.38)%	.30%
Business and corporate banking	.12	.26	.20
Global banking	—	—	—
Other commercial	—	(.52)	—
Total commercial	.05	(.04)	.12
Consumer:
Residential mortgages	.93	.25	.56
Home equity mortgages	2.63	2.00	2.93
Total residential mortgages	1.13	.47	.89
Credit card receivables	2.79	4.90	5.98
Other consumer	0.71	2.05	1.91
Total consumer	1.19	.70	1.14
Total	.38%	.19%	.45%
 Our net charge-off ratio as a percentage of average loans increased 19 basis points for the quarter ended September 30, 2013 compared with the quarter ended June 30, 2013, due primarily to higher levels of commercial loan charge-offs as the prior quarter reflected net recoveries as well as higher residential mortgage loan charge-offs. The increase in residential mortgage loan charge-offs in the current quarter primarily reflects the charge-off of $17 million of corporate advances on loans which had been largely reserved for.
Compared with the year-ago quarter, our charge off ratio decreased 7 basis points, as the higher charge-offs in our residential mortgage loan portfolio discussed above were more than offset by the impact of lower commercial loan charge-offs and the impact of higher average commercial loan receivable balances due to loan growth.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2013	June 30, 2013	December 31, 2012
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$44	$47	$104
Other real estate	103	132	281
Business and corporate banking	47	44	47
Global banking	14	18	18
Other commercial	2	5	13
Total commercial	210	246	463
Consumer:
Residential mortgages	1,020	1,013	1,038
Home equity mortgages	85	89	86
Total residential mortgages(1)(2)	1,105	1,102	1,124
Others	—	5	5
Total consumer loans	1,105	1,107	1,129
Nonaccrual loans held for sale	45	50	37
Total nonaccruing loans	1,360	1,403	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$—	$—	$—
Other real estate	—	1	8
Business and corporate banking	—	6	28
Other commercial	9	1	1
Total commercial	9	8	37
Consumer:
Credit card receivables	13	11	15
Other consumer	24	21	28
Total consumer loans	37	32	43
Total accruing loans contractually past due 90 days or more	46	40	80
Total nonperforming loans	1,406	1,443	1,709
Other real estate owned	40	48	80
Total nonperforming assets	$1,446	$1,491	$1,789
Allowance for credit losses as a percent of nonperforming loans(3):
Commercial	142.92%	117.72%	63.40%
Consumer	24.69	26.87	28.16

(1)
At September 30, 2013, June 30, 2013 and December 31, 2012, residential mortgage loan nonaccrual balances include $1.1 billion, $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

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

Nonaccrual loans at September 30, 2013 decreased as compared with June 30, 2013 and December 31, 2012 due largely to lower levels of commercial non-accrual loans. Commercial non-accrual loans decreased due to payoffs, charge-offs and customer upgrades out of default outpacing new defaults. Our consumer nonaccrual loans remained relatively flat compared with June 30, 2013 and decreased modestly compared with December 31, 2012. The decrease from December 31, 2012 was driven by lower nonaccrual residential mortgage loans. Residential mortgage loan nonaccrual levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more increased modestly since June

HSBC USA Inc.

30, 2013 due to higher levels of credit card and other consumer receivables but decreased compared with December 31, 2012 driven by lower commercial loan balances due to the resolution of certain loans which were refinanced in early 2013 at market rates.
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
Impaired Commercial Loans  A commercial loan is considered to be impaired when it is deemed probable that all principal and interest amounts due according to the contractual terms of the loan agreement will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired commercial loans include loans in nonaccrual status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off and loans designated as troubled debt restructurings. The following table summarizes impaired commercial loan statistics:

	September 30, 2013	June 30, 2013	December 31, 2012
	(in millions)
Impaired commercial loans:
Balance at end of period	$602	$615	$697
Amount with impairment reserve	175	282	250
Impairment reserve	58	38	96
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

The following table summarizes criticized loans.

	September 30, 2013	June 30, 2013	December 31, 2012
	(in millions)
Special mention:
Commercial loans	$1,295	$909	$1,125
Substandard:
Commercial loans	823	818	916
Consumer loans	1,028	1,005	1,031
Total substandard	1,851	1,823	1,947
Doubtful:
Commercial loans	52	36	117
Total	$3,198	$2,768	$3,189

HSBC USA Inc.

The overall increases in criticized loans since June 30, 2013 resulted primarily due the addition of 6 special mention commercial loans in the third quarter of 2013 as a result of a regulatory shared national credit review.
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
Our loan portfolio includes the following types of loans:

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2013 and December 31, 2012, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2013	December 31, 2012
	(in billions)
Interest-only residential mortgage loans	$3.7	$4.0
ARM loans(1)	10.6	10.4

(1)
ARM loan balances above exclude $16 million and $19 million of subprime residential mortgage loans held for sale at September 30, 2013 and December 31, 2012, respectively. In 2013 and 2014, approximately $61 million and $284 million, respectively, of the ARM loans will experience their first interest rate reset.

The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage loan portfolio. Amounts in the table exclude residential mortgage loans held for sale of $130 million and $472 million at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013	December 31, 2012
	(in millions)
Closed end:
First lien	$15,720	$15,371
Second lien	146	186
Revolving:
Second lien	1,941	2,138
Total	$17,807	$17,695

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at September 30, 2013 for certain loan portfolios .

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	39.1%	33.8%	56.6%
North Central United States	4.5	6.0	3.7
North Eastern United States, excluding New York State	10.5	9.4	12.3
Southern United States	23.1	15.3	13.8
Western United States	22.8	35.5	11.3
Others	—	—	2.3
Total	100.0%	100.0%	100.0%
Exposures to Certain Countries in the Eurozone There have been no significant changes to our exposures to the countries of Greece, Ireland, Italy, Portugal and Spain from the amounts disclosed in our 2012 Form 10-K under caption “Credit Quality”.
Credit Risks Associated with Derivative Contracts There have been no significant changes to our credit risk associated with derivative contracts from the amounts disclosed in our 2012 Form 10-K under caption “Credit Quality”. See Credit Risk Management section of "Risk Management" in this MD&A for further information on credit risks associated with derivative contracts.

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
During the first nine months of 2013, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization. However credit spreads continue to be impacted by concerns regarding government spending and the budget deficit as well as beginning in the second quarter of 2013, concern that the Federal Reserve would begin to slow its quantitative easing program later this year if the economy continues to strengthen. These concerns subsided to a degree in September when the Federal Reserve announced its bond buying program would continue at current levels. The combination of these factors has caused long-term interest rates to rise in 2013. The prolonged period of low interest rates also continues to put pressure on spreads earned on our deposit base.
On June 27, 2013, HSBC and HBUS submitted an initial resolution plan jointly to the FRB and the FDIC as required under Dodd-Frank and a rule issued by those bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more.
Interest Bearing Deposits with Banks  totaled $29.9 billion and $13.3 billion at September 30, 2013 and December 31, 2012, respectively, which includes $27.3 billion and 10.7 billion, respectively, held with the Federal Reserve Bank. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Securities Purchased under Agreements to Resell  totaled $2.2 billion and $3.1 billion at September 30, 2013 and December 31, 2012, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Short-Term Borrowings  totaled $19.5 billion and $14.9 billion at September 30, 2013 and December 31, 2012, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $112.9 billion and $117.7 billion at September 30, 2013 and December 31, 2012, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

HSBC USA Inc.

Long-Term Debt  increased to $22.2 billion at September 30, 2013 from $21.7 billion at December 31, 2012. The following table presents the maturities of long-term debt at September 30, 2013, including secured financings and conduit facility renewals.

(in millions)
2013	$216
2014	3,817
2015	4,211
2016	1,449
2017	1,865
Thereafter	10,593
Total	$22,151
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2013 and 2012:

Nine Months Ended September 30,	2013	2012
	(in millions)
Long-term debt issued	$4,630	$5,354
Long-term debt retired	(3,941)	(1,936)
Net long-term debt issued	$689	$3,418
Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At September 30, 2013, we were authorized to issue up to $21 billion, of which $8.2 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $15.9 billion was available at September 30, 2013.
As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At September 30, 2013 and December 31, 2012, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $5.5 billion based upon the amount pledged as collateral with the FHLB.
Preferred Equity  See Note 20, “Preferred Stock,” in our 2012 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first nine months of 2013, we did not receive any cash capital contributions from HNAI. During the first nine months of 2013, we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with current banking regulations. In managing capital, we develop targets for Tier 1 capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above. The following table summarizes selected capital ratios:

	September 30, 2013	December 31, 2012
Tier 1 capital to risk weighted assets	11.66%	13.61%
Tier 1 common equity to risk weighted assets	9.98	11.63
Total capital to risk weighted assets	16.30	19.52
Tier 1 capital to average assets (leverage ratio)	8.40	7.70
Total equity to total assets	9.28	9.32
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
With regard to the elements of capital, the final rule will require HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 Capital by January 1, 2016, with 50% of these capital instruments includable in Tier 1 Capital in 2014 and 25% includable in 2015. The trust preferred securities excluded from Tier 1 Capital may be included fully in Tier 2 Capital during those two years, but must be phased out of Tier 2 Capital by January 1, 2022. As previously noted (see “Liquidity and Capital Resources-Long-Term Debt” in our 2012 Form 10-K), we exercised our option to call and redeem the trust preferred securities issued by HSBC USA Capital Trust VII. We continue to consider options for redeeming other trust preferred securities issued which total $550 million at September 30, 2013.
In connection with the final rule, the regulatory agencies provided certain information with regard to the appropriate subordination standard for Tier 2 qualifying subordinated debt. This information represents a modification of current guidance on the subordination standards to qualify for Tier 2 regulatory capital treatment at the bank holding company level. Under the final rule, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 will be required to be phased out by January 1, 2016, and issuances after May 19, 2010 will be required to be excluded from capital as of January 1, 2014. We intend to review any clarifying guidance from the regulatory agencies and assess the impact, if any, on our currently outstanding Tier 2 qualifying subordinated debt of approximately $1.2 billion. Also under the final rule, Tier 1 capital is expected to include only noncumulative perpetual preferred stock, in addition to common stock and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital.
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
In August 2012, U.S. regulators published a final rule (known in the industry as Basel 2.5), that would change the U.S. regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013 and is reflected in our September 30, 2013 Basel I risk-weighted asset levels. In July 2013, the U.S. banking regulators proposed changes to the Basel 2.5 rule that would conform to changes in the final capital rules. We are currently reviewing the proposed changes to assess the impact on our regulatory capital.
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
In October 2012, the Federal Reserve Board published a final rule setting out the stress testing requirements for bank holding companies with $50 billion or more in total consolidated assets. HSBC North America becomes subject to the rule from October 2013 and will be required to comply with the Federal Reserve Board's Comprehensive Capital Analysis and Review ("CCAR") program for its capital plan submission in January 2014. HSBC Bank USA is also subject to stress testing requirements under OCC rules finalized in October 2012.

HSBC USA Inc.

We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 16, “Retained Earnings and Regulatory Capital Requirements,” in the accompanying consolidated financial statements.
2013 Funding Strategy  Our current estimate for funding needs and sources for 2013 are summarized in the following table.

	Actual January 1 through September 30, 2013	Estimated October 1 through December 31, 2013	Estimated Full Year 2013
	(in billions)
Funding needs:
Net loan growth	$7	$3	$10
Long-term debt maturities	5	—	5
Total funding needs	$12	$3	$15
Funding sources:
Liquidation of short-term investments	$7	$2	$9
Long-term debt issuance	5	1	6
Total funding sources	$12	$3	$15
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

	Balance at September 30, 2013
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2012
	(in billions)
Standby letters of credit, net of participations(1)	$5.5	$2.8	$—	$8.3	$8.4
Commercial letters of credit	.5	.1	—	0.6	1.0
Credit derivatives(2)	61.8	123.4	12.8	198.0	237.5
Other commitments to extend credit:
Commercial	16.4	48.4	3.4	68.2	57.7
Consumer	6.7	—	—	6.7	7.0
Total	$90.9	$174.7	$16.2	$281.8	$311.6

(1)	Includes $862 million and $808 million issued for the benefit of HSBC affiliates at September 30, 2013 and December 31, 2012, respectively.

(2)	Includes $38.6 billion and $44.2 billion issued for the benefit of HSBC affiliates at September 30, 2013 and December 31, 2012, respectively.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (“ABCP conduits”) sponsored by affiliates and third parties. See Note 17, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding these ABCP conduits and our variable interests in them.
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
The following tables present information on our liquidity facilities with ABCP conduits at September 30, 2013. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$1,917	$1,256	13	$1,256	14
Third-party sponsored:
Single-seller	299	4,256	37	4,036	60
Total	$2,216	$5,512		$5,292

(1)
For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduits
Debt securities backed by:
Auto loans and leases	27%	53%	—%	—%	—%	—%
Trade receivables	38	—	100	32	—	—
Credit card receivables	11	—	—	68	—	—
Equipment loans	24	47	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)
Credit quality is based on Standard and Poor’s ratings at September 30, 2013 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
During the first nine months of 2013, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients. Credit spreads in the multi-seller conduit market generally trended lower during the first nine months of 2013 following a pattern that was prevalent across the U.S. credit markets.
The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we have provided a $307 million Margin Funding Facility to a new Master Asset Vehicle, which expires in July 2017 and is currently undrawn.
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

HSBC USA Inc.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $24 million and increase of $74 million in the fair value of financial liabilities during the three and nine months ended September 30, 2013, respectively, compared with a decrease of $218 million and $331 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the nine months ended September 30, 2013 should not be considered indicative of the results for any future period.
Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 19, “Fair Value Measurements” for further details on our valuation control framework.
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

HSBC USA Inc.

similar risks to the relevant benchmark indices and therefore demonstrate a similar response to market factors. In addition, a validation process has been established, which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants' risk expectations and risk premium.
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2013 and December 31, 2012, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 19, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between leveling categories are recognized at the end of each reporting period.
Transfers Between Level 1 and Level 2 Measurements  During the nine months ended September 30, 2013 and 2012, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(dollars are in millions)
Level 3 assets(1)(2)	$3,324	$4,701
Total assets measured at fair value(3)	148,180	185,040
Level 3 liabilities	3,848	3,854
Total liabilities measured at fair value(1)	96,470	111,607
Level 3 assets as a percent of total assets measured at fair value	2.2%	2.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	4.0%	3.5%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3.2 billion of recurring Level 3 assets and $132 million of non-recurring Level 3 assets at September 30, 2013. Includes $4.5 billion of recurring Level 3 assets and $222 million of non-recurring Level 3 assets at December 31, 2012.

(3)
Includes $147.6 billion of assets measured on a recurring basis and $616 million of assets measured on a non-recurring basis at September 30, 2013. Includes $184.1 billion  of assets measured on a recurring basis and $968 million of assets measured on a non-recurring basis at December 31, 2012.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $42 million positive and $6 million positive credit risk adjustments to the fair value of our credit default swap contracts during the nine months ended September 30, 2013 and 2012, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $76 million and $136 million against our monoline exposure at September 30, 2013 and December 31, 2012, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $279 million and $534 million at September 30, 2013 and December 31, 2012, respectively. The decrease since December 31, 2012 reflects both reductions in our outstanding positions and improvements in exposure estimates.
Loans As of September 30, 2013 and December 31, 2012, we have classified $48 million and $52 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded loss of $2 million and gain of $5 million during the three and nine months ended September 30, 2013, respectively, compared with a loss of $9 million and $12 million during the three and nine months ended September 30, 2012, respectively. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss).
Significant Additions to and Transfers Into (Out of) Level 3 Measurements During the nine months ended September 30, 2013, we transferred $46 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. During the three and nine months ended September 30, 2013, we transferred $79 million and $366

HSBC USA Inc.

million, respectively, of deposits in domestic offices and $24 million and $161 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2013, we transferred $110 million and $265 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and nine months ended September 30, 2012, we transferred $370 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, the three and nine months ended September 30, 2012, we transferred $132 million and $607 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
See Note 19, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2013 and 2012 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of September 30, 2013:
Asset-backed securities:

			Commercial Mortgages		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$135	$51	$84	$—	$—	$—	$—
	Residential mortgages	$94	—	—	90	—	4	—
	Total AAA	229	51	84	90	—	4	—
AA	Residential mortgages	2	—	—	2	—	—	—
	Total AA	2	—	—	2	—	—	—
A	Residential mortgages	76	—	—	12	—	64	—
	Home equity loans	100	—	—	—	100	—	—
	Total A	176	—	—	12	100	64	—
BBB	Residential mortgages	9	—	—	9	—	—	—
	Other	103	—	—	103	—	—	—
	Total BBB	112	—	—	112	—	—	—
CCC	Home equity loans	130	—	—	—	130	—	—
	Residential mortgages	4	—	—	—	—	—	4
	Total CCC	134	—	—	—	130	—	4
Unrated	Residential mortgages	1	—	—	1	—	—	—
		$654	$51	$84	$217	$230	$68	$4

Collateralized debt obligations and student loan asset-backed securities:

		Total	A or Higher	BBB
		(in millions)
Rating of securities:(1)	Collateral type:
	Collateralized debt obligations	245	—	245
	Student Loans	74	74	—
		$319	$74	$245
	Total asset-backed securities	$974

(1) We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used, in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $44 million or a decrease of the overall fair value measurement of approximately $54 million as of September 30, 2013. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.
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
The following table presents total credit risk exposure measured using rules contained in the risk-based capital guidelines published by U.S. banking regulatory agencies. Risk-based capital guidelines recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk-weighted assets when netting requirements have been met. As a result, risk-weighted amounts for regulatory capital purposes are a portion of the original gross exposures.
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

HSBC USA Inc.

	September 30, 2013	December 31, 2012
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$38,975	$41,248
Less: collateral held against exposure	4,921	7,530
Net credit risk exposure	$34,054	$33,718
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
Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. As previously discussed, HSBC Finance completed the wind-down of its commercial paper program in 2012 and now relies on its affiliates, including HSBC USA to satisfy its funding needs outside of cash generated from its loan sales and operations.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the long and short-term debt ratings we and HSBC Bank USA maintained at September 30, 2013:

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
As of September 30, 2013, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
In January 2013, the Bank for International Settlements, Basel Committee on Banking Supervision (the "Basel Committee"), issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities.
In October 2013, the Federal Reserve Board, the OCC and the FDIC issued for public comment a rule to introduce a quantitative liquidity requirement in the United States, applicable to certain large banking institutions, including HSBC North America. The

HSBC USA Inc.

LCR proposed by the Federal Reserve Board is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1, 2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The Federal Reserve Board's Proposed rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. Banking regulators may make further changes and the U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.
It is anticipated that HSBC North America and HSBC Bank USA will meet these requirements prior to their formal introduction. The actual impact will be dependent on the specific regulations issued by the U.S. regulators to implement these standards. HSBC USA and HSBC Bank USA may need to change their liquidity profile to support our compliance with the new rules. We are unable at this time, however, to determine the extent of changes we will need to make to our liquidity position, if any.
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
Present value of a basis point  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.6	1.7
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

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1):
Change resulting from a gradual 100 basis point increase in the yield curve	$63	3	$107	5
Change resulting from a gradual 100 basis point decrease in the yield curve	(106)	(5)	(155)	(8)
Change resulting from a gradual 200 basis point increase in the yield curve	92	4	128	6
Change resulting from a gradual 200 basis point decrease in the yield curve	(182)	(9)	(210)	(10)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	100	5	182	9
Change resulting from an immediate 100 basis point decrease in the yield curve	(168)	(8)	(200)	(10)
Change resulting from an immediate 200 basis point increase in the yield curve	174	8	158	8
Change resulting from an immediate 200 basis point decrease in the yield curve	(299)	(14)	(234)	(12)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is currently excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible

HSBC USA Inc.

common equity to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark will no longer be excluded from Tier 1 and Tier 1 capital ratios and the impact of this change for HSBC USA will be assessed along with the other Basel III changes being introduced. As of September 30, 2013, we had an available-for-sale securities portfolio of approximately $48.1 billion with a positive mark-to-market of $347 million included in tangible common equity of $13.5 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $268 million to a net gain of $79 million with the following results on our tangible capital ratios. As of December 31, 2012, we had an available-for-sale securities portfolio of approximately $67.7 billion with a positive mark-to-market of $1.7 billion included in tangible common equity of $13.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $238 million to a net gain of $1.4 billion with the following results on our tangible capital ratios.

	September 30, 2013		December 31, 2012
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	7.29%	7.22%	6.79%	6.72%
Tangible common equity to risk weighted assets	10.75	10.62	12.39	12.26

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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
The following table summarizes trading VAR for the nine months ended September 30, 2013:

	September 30, 2013	Nine Months Ended September 30, 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total trading	$8	$6	$19	$9	$8
Foreign exchange	5	4	12	7	5
Interest rate directional and credit spread	8	8	10	9	6
 The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the nine months ended September 30, 2013. Market risk-related trading revenues include realized and unrealized gains (losses) related

HSBC USA Inc.

to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the nine months ended September 30, 2013 shows that the largest daily gain was $8 million and the largest daily loss was $14 million.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	3	90	90	6	—
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
The following table summarizes non-trading VAR for the nine months ended September 30, 2013, assuming a 99 percent confidence level for a two-year observation period and a one-day “holding period.”

	September 30, 2013	Nine Months Ended September 30, 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$98	$78	$145	$100	$92
Trading Activities MSRs – Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in the value of mortgage servicing rights. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.
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
The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs.

HSBC USA Inc.

	September 30, 2013	December 31, 2012
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1 and January 1):
Value of hedged MSRs portfolio	$224	$168
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(20)
Calculated change in net market value	(1)	4
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	(1)	8
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	(2)	28
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the nine months ended September 30, 2013. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	3	9	25	4	—
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following tables summarize the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing annualized net interest income by the average interest earning assets from which interest income is earned. The calculation of net interest margin includes interest expense of $50 million for the nine months ended September 30, 2012, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

Three Months Ended September 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$24,182	$16.26%		$18,768	$13.29%
Federal funds sold and securities purchased under resale agreements	2,007	3.61		9,758	10.40
Trading assets	9,734	34	1.39	11,901	27.91
Securities	52,064	213	1.62	63,536	257	1.61
Loans:
Commercial	46,152	275	2.36	40,414	270	2.65
Consumer:
Residential mortgages	15,990	138	3.41	15,578	151	3.86
HELOCs and home equity mortgages	2,127	17	3.20	2,468	20	3.30
Credit cards	861	17	7.96	866	22	9.98
Other consumer	625	7	4.73	703	9	5.22
Total consumer	19,603	179	3.63	19,615	202	4.10
Total loans	65,755	454	2.74	60,029	472	3.13
Other	3,197	10	1.18	3,102	11	1.24
Total earning assets	156,939	$730	1.84%	167,094	$790	1.88%
Allowance for credit losses	(614)			(625)
Cash and due from banks	1,062			1,455
Other assets	20,278			23,498
Assets of discontinued operations	—			339
Total assets	$177,665			$191,761

HSBC USA Inc.

Three Months Ended September 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$42,577	$16.14%		$47,186	$35.29%
Other time deposits	19,722	30.60		15,479	40	1.06
Deposits in foreign offices:
Foreign banks deposits	7,391	1.06		7,962	2.08
Other interest bearing deposits	5,850	1.09		14,670	4.10
Deposits held for sale	—	—	—	637	1.61
Total interest bearing deposits	75,540	48.25		85,934	82.38
Short-term borrowings	19,506	11.22		13,797	9.27
Long-term debt	21,183	159	2.97	20,322	170	3.35
Total interest bearing deposits and debt	116,229	218		120,053	261
Tax liabilities	498	15	12.05	497	14	10.49
Total interest bearing liabilities	116,727	233.79		120,550	275.91
Net interest income/Interest rate spread		$497	1.05%		$515.97%
Noninterest bearing deposits	30,646			33,995
Other liabilities	12,976			18,011
Liabilities of discontinued operations	—			974
Total shareholders’ equity	17,316			18,231
Total liabilities and shareholders’ equity	$177,665			$191,761
Net interest margin on average earning assets			1.26%			1.22%
Net interest income to average total assets			1.11%			1.07%

Nine Months Ended September 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$21,603	$42.26%		$22,244	$47.28%
Federal funds sold and securities purchased under resale agreements	1,927	7.49		7,794	35.60
Trading assets	10,567	85	1.07	12,025	86.96
Securities	57,396	676	1.58	59,406	851	1.92
Loans:
Commercial	44,974	843	2.51	37,834	767	2.71
Consumer:
Residential mortgages	15,927	424	3.55	15,454	449	3.88
HELOCs and home equity mortgages	2,200	53	3.26	2,953	75	3.39
Credit cards	816	52	8.53	1,037	64	8.08
Other consumer	641	24	4.95	821	36	5.90
Total consumer	19,584	553	3.78	20,265	624	4.11
Total loans	64,558	1,396	2.89	58,099	1,391	3.20
Other	3,089	31	1.34	3,553	32	1.22

HSBC USA Inc.

Nine Months Ended September 30,	2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Total earning assets	159,140	$2,237	1.88%	163,121	$2,442	2.00%
Allowance for credit losses	(607)			(652)
Cash and due from banks	1,107			1,548
Other assets	22,410			25,232
Assets of discontinued operations	—			9,101
Total assets	$182,050			$198,350
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,690	$52.16%		$53,413	$147.37%
Other time deposits	20,235	85.57		15,157	104.92
Deposits in foreign offices:
Foreign banks deposits	7,420	4.07		8,519	5.08
Other interest bearing deposits	6,452	5.09		14,763	12.11
Deposits held for sale	—	1	—	8,463	16.25
Total interest bearing deposits	77,797	147.25		100,315	284.38
Short-term borrowings	17,475	28.22		14,784	24.22
Long-term debt	21,748	492	3.02	19,393	511	3.52
Total interest bearing deposits and debt	117,020	667		134,492	819
Tax liabilities	496	40	10.87	459	27	7.77
Total interest bearing liabilities	117,516	707.80		134,951	846.84
Net interest income/Interest rate spread		$1,530	1.08%		$1,596	1.16%
Noninterest bearing deposits	30,870			26,624
Other liabilities	16,026			17,236
Liabilities of discontinued operations	—			971
Total shareholders’ equity	17,638			18,568
Total liabilities and shareholders’ equity	$182,050			$198,350
Net interest margin on average earning assets			1.29%			1.31%
Net interest income to average total assets			1.12%			1.07%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.
The total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three and nine months ended September 30, 2013 included fees of $37 million and $80 million, respectively compared with fees of $21 million and $54 million during the three and nine months ended September 30, 2012, respectively.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1.    Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 20, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 79 for our legal proceedings disclosure, which is incorporated herein by reference.
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
HSBC has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity

HSBC USA Inc.

profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans during the third quarter of 2013.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the third quarter of 2013, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. No repayments were made under this loan in the third quarter of 2013.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands, France, and Spain. The repayments due under the sub-participations were not received during the third quarter of 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to HSBC generated by these loans in repayment for the third quarter of 2013, which includes interest and fees, was approximately $415,000. Estimated net profit for HSBC during the third quarter of 2013 was approximately $269,000. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
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
HSBC has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. One was canceled during the third quarter of 2013.
There was no measurable gross revenue or net profit generated by this activity in the third quarter of 2013. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the United States continue to participate in official clearing systems in the U.A.E., Bahrain, Oman, Lebanon, Qatar, and Turkey. HSBC has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems vary by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat. HSBC has implemented automated and manual controls in order to preclude settling check transactions with these institutions. There was no measurable gross revenue or net profit generated by this activity in the third quarter of 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in the third quarter of 2013.

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

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure.During the third quarter of 2013, HSBC used this account to pay tax equivalent to approximately $20,000 to Iran's Social Security Organization. HSBC has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran, and anticipates making the last of such payments by early 2014.

Estimated gross revenue to HSBC for the third quarter of 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $41,880. HSBC does not allocate direct costs to fees and commissions and therefore has

HSBC USA Inc.

not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
2013 Activity related to U.S. Executive Order 13224 HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the third quarter of 2013 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to HSBC in the third quarter of 2013.
HSBC previously reported that it was closing the U.K. account of an individual sanctioned under Executive Order 13224. That individual had been sanctioned by the U.K. and U.N. Security Council, but was delisted in 2012. The account was closed during the second quarter, and the account balance was returned to the individual. There was no measurable gross revenue or net profit generated to HSBC in the second or third quarters of 2013.
HSBC holds a frozen account for an individual who was designed under Executive Order 13224 during the second quarter. Subsequent to designation and prior to the freezing of the account in the second quarter, there were several transactions. Estimated gross revenue in the second quarter of 2013 was approximately $250. There has been no activity in the third quarter and no measurable gross revenue or net profit generated.
2013 Activity related to U.S. Executive Order 13382 HSBC held an account for a customer in the United Arab Emirates that was sanctioned under Executive Order 13382 in the second quarter of 2013. The account was closed in the third quarter of 2013, and the funds were moved into unclaimed balances. There was no measurable gross revenue or net profits generated to HSBC in the third quarter of 2013.
Frozen accounts and transactions HSBC and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity, other than the posting of nominal amounts of interest, took place during the third quarter of 2013. In the third quarter of 2013, HSBC and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to HSBC.

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

2.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of September 30, 2013 and December 31. 2012, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 13
by business segment 49	Estimates and assumptions 10
consolidated average balances 143	Eurozone exposures 127
fair value measurements 63	Executive overview 88
nonperforming 21, 27, 28, 124	Fair value measurements:
trading 12,96	assets and liabilities recorded at fair value on a recurring basis 64
Asset-backed commercial paper conduits 53	assets and liabilities recorded at fair value on a non-recurring basis 74
Asset-backed securities 13, 65, 77, 135	control over valuation process 133
Balance sheet:	financial instruments 63
consolidated 5	hierarchy 61, 133
consolidated average balances 143	transfers into/out of level one and two 67
review 93	transfers into/out of level two and three 67
Basel 2.5 129	valuation techniques 75
Basel III 129	Fiduciary risk 136, 142
Basis of reporting 92	Financial assets:
Business:	designated at fair value 40
consolidated performance review 89	reclassification under IFRSs 49, 92
Capital:	Financial highlights metrics 89
2013 funding strategy 130	Financial liabilities:
common equity movements 128	designated at fair value 40
consolidated statement of changes 7	fair value of financial liabilities 63
regulatory capital 51	Forward looking statements 88
selected capital ratios 51, 90, 128, 140	Funding 130
Cash flow (consolidated) 8	Gain on instruments designated at fair value and related derivatives 41
Cautionary statement regarding forward-looking statements 88	Gains (losses) from securities 17, 104
Collateral — pledged assets 58	Global Banking and Markets 49, 112
Collateralized debt obligations 77, 135	Geographic concentration of receivables 127
Commercial banking segment results (IFRSs) 49, 111	Goodwill 33
Compliance risk 136, 142	Guarantee arrangements 54
Controls and procedures 146	Impairment:
Credit card fees 101	available-for-sale securities 13
Credit quality 117	credit losses 29, 99, 117
Credit risk:	nonperforming loans 124
adjustment 60	impaired loans 21, 125
component of fair value option 40	Income (loss) from financial instruments designated at fair value, net 40
concentration 28, 126	Income tax expenses 108
exposure 137	Intangible assets 31
management 137	Interest rate risk 136, 139
related contingent features 38	Internal control 146
related arrangements 60	Key performance indicators 89, 90
Current environment 88	Legal proceedings 146
Deferred tax assets 108	Leveraged finance transactions 40
Deposits 97, 99, 127	Liabilities:
Derivatives:	commitments, lines of credit 131
cash flow hedges 36	deposits 97, 99, 127
fair value hedges 35	financial liabilities designated at fair value 40
notional value 39	trading 12, 96
trading and other 37	long-term debt 64, 97, 128
Discontinued operations 11	short-term borrowings 64, 97, 127
Equity:
consolidated statement of changes 7
ratios 51, 90, 128, 140

HSBC USA Inc.

Liquidity and capital resources 127	Reconciliation of U.S. GAAP results to IFRSs 92
Liquidity risk 136, 138	Refreshed loan-to-value 95
Litigation and regulatory matters 79	Regulation 51, 86, 129
Loans:	Related party transactions 44
by category 19, 94	Reputational risk 136, 142
by charge-off (net) 29, 123	Results of operations 88, 98
by delinquency 28, 121	Retail banking and wealth management segment results (IFRSs) 109
criticized assets 26, 125	Risk elements in the loan portfolio 27
geographic concentration 127	Risk management:
held for sale 30	credit 136, 138
impaired 21, 125	compliance 136, 142
nonperforming 21, 27, 28, 124	fiduciary 136, 142
overall review 93	interest rate 136, 139
purchases from HSBC Finance 32	liquidity 136, 138
risk concentration 28	market 136, 140
troubled debt restructures 21, 125	operational 136, 142
Loan impairment charges — see Provision for credit losses	reputational 136, 142
Loan-to-deposits ratio 90	strategic 136, 142
Market risk 136, 140	Securities:
Market turmoil:	fair value 13
exposures 137	impairment 16
impact on liquidity risk 127	maturity analysis 18
Monoline insurers 17, 134	Segment results - IFRSs basis:
Mortgage lending products 19, 94	retail banking and wealth management 49, 109
Mortgage servicing rights 31	commercial banking 49, 111
Net interest income 98	global banking and markets 49, 112
New accounting pronouncements 87	private banking 49, 115
Off balance sheet arrangements 131	other 49, 116
Operating expenses 106	overall summary 49, 109
Operational risk 136, 142	Selected financial data 90
Other revenue 101	Sensitivity:
Other segment results (IFRSs) 116	projected net interest income 139
Pension and other postretirement benefits 43	Statement of changes in shareholders’ equity 7
Performance, developments and trends 89	Statement of changes in comprehensive income (loss) 4
Pledged assets 58	Statement of income (loss) 3
Private banking segment results (IFRSs) 115	Strategic risk 136, 142
Profit (loss) before tax:	Stress testing 127, 129
by segment — IFRSs 49	Table of contents 2
consolidated 3	Tax expense 108
Provision for credit losses 99	Trading:
Ratios:	assets 12, 96
capital 51, 128, 140	derivatives 12, 96
charge-off (net) 89	liabilities 12, 96
credit loss reserve related 119	portfolios 12
delinquency 121	Trading revenue (net) 103
earnings to fixed charges — Exhibit 12	Troubled debt restructures 21, 125
efficiency 89, 106, 107, 108	Value at risk 140
Variable interest entities 51

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2013

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

2.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Balance Sheet as of September 30, 2013 and December 31. 2012, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.