Form 10-K
period 2013-12-31
HSBC USA INC /MD/
filed 2014-02-24
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7436
HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of incorporation)	(I.R.S. Employer Identification No.)
452 Fifth Avenue, New York	10018
(Address of principal executive offices)	(Zip Code)
(212) 525-5000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Shares (each representing a one-fourth share of Adjustable Rate Cumulative Preferred Stock, Series D)	New York Stock Exchange
$2.8575 Cumulative Preferred Stock	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of Floating Rate Non-Cumulative Preferred Stock, Series G)	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of 6.5% Non-Cumulative Preferred Stock, Series H)	New York Stock Exchange
$100,000,000 Zero Coupon Callable Accreting Notes due January 15, 2043	New York Stock Exchange
$50,000,000 Zero Coupon Callable Accreting Notes due January 29, 2043	New York Stock Exchange
$50,000,000 Zero Coupon Callable Accreting Notes due May 7, 2043	New York Stock Exchange
$50,000,000 Zero Coupon Callable Accreting Notes due June 17, 2043	New York Stock Exchange
ELEMENTS Linked to the S&P Commodity Trends Indicator - Total Return due June 16, 2023	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 21, 2014, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.
DOCUMENTS INCORPORATED BY REFERENCE
None.

HSBC USA Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1.    Business

Organization History and Acquisition by HSBC

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of the State of Maryland in 1973 as Republic New York Corporation, was acquired through a series of transactions by HSBC Holdings plc. (“HSBC” and, together with its subsidiaries, "HSBC Group") and changed its name to “HSBC USA Inc.” in December 1999. HSBC USA is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC. HSBC USA’s principal business is to act as a holding company for its subsidiaries. In this Form 10-K, HSBC USA and its subsidiaries are referred to as "HUSI," "we," "us" and "our."
HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2013 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation ("HSBC Finance"), a holding company for certain run-off consumer finance businesses, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of "HMUS", generally leads or participates as underwriter of all HUSI domestic issuances of term debt and, historically, HSBC Finance issuances of term debt and asset-backed securities. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.
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

•	Our Commercial Banking business is focused on five hubs which contribute over 50 percent of U.S. corporate imports and exports, namely California, Florida, Illinois, New York and Texas.

•	Our Global Banking businesses serve top-tier multinationals and Global Markets provides a hub for international clients across the Americas and globally, providing U.S. dollar funding.

•	Retail Banking and Wealth Management and Private Banking target internationally mobile clients in large metropolitan centers on the West and East coasts.
Through HSBC Bank USA, we offer our customers a full range of commercial and consumer banking products and related financial services. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. HSBC Bank USA is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients’ needs.
In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are serving as custodian of investment securities for other HSBC affiliates and providing personal trust services. The impact of HTCD’s operations on HSBC USA’s consolidated balance sheets and results of operations for the years ended December 31, 2013, 2012 and 2011 was not material.

HSBC USA Inc.

As discussed more fully under "Discontinued Operations" below and in Note 3, "Discontinued Operations," in the accompanying consolidated financial statements, certain credit card receivables and our former banknotes business are reported as discontinued operations and, because we report segments on a continuing operations basis, are no longer included in our segment presentation.
We report financial information to our ultimate parent, HSBC, in accordance with International Financial Reporting Standards ("IFRSs"). As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees, are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 23, "Business Segments," in the accompanying consolidated financial statements.
Continuing Operations
Retail Banking and Wealth Management Segment ("RBWM")   RBWM is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the U.S. including New York City, Los Angeles, San Francisco, Miami and Washington DC. Our lead customer proposition, HSBC Premier, is a premium service wealth and relationship banking proposition designed for the internationally minded client. HSBC Premier provides clients access to a broad selection of local and international banking and wealth products and services that have been tailored to the needs of our HSBC Premier clients. HSBC Premier enables customers to access their eligible accounts from a single on-line view and includes international funds transfers between eligible HSBC accounts, with no transfer fees. With our affiliate, HSI, HSBC Premier provides access to a range of wealth management solutions. The Premier Service is delivered by a personal Premier relationship manager, supported by a 24-hour priority telephone and internet service. Our other main customer proposition, HSBC Advance, is a digitally-enabled proposition directed towards the emerging affluent client in the initial stages of wealth accumulation. HSBC Advance provides everyday banking solutions, alongside a range of lending and wealth products. Advance customers are serviced primarily through digital channels, including secure internet banking and mobile and tablet applications. RBWM also offers a broad range of financial products and services to all of its retail banking customers, including residential mortgages, home equity lines of credit, deposits and branch services.
Commercial Banking Segment ("CMB")  CMB's goal is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of international connectivity. Our CMB segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on our client's needs and abilities. Through its commercial centers and our retail branch network, CMB provides customers with the products and services needed to grow their businesses internationally, and delivers those products and services through our relationship managers who operate within a robust customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship, as well as through our on-line banking channel HSBCnet. Since 2012, our continued focus on expanding our core proposition and proactively targeting companies with international banking requirements led to an increase in our relationship managers and product partners enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest. This strategy has also lead to a reduction in certain Business Banking customers who do not have significant international needs.
CMB has been repositioning its business to focus on international clients. In doing so, CMB exited a significant number of non-strategic relationships in its Business Banking portfolio and launched a $1.0 billion International Loan Program to support small and medium sized companies to fund global growth opportunities to accelerate cross-border trade. CMB announced in January 2014, that it added an additional $1.0 billion to this program because CMB had already reached its initial $1.0 billion target since the program’s launch in July 2013.
Global Banking and Markets Segment ("GB&M")  Our GB&M business segment supports HSBC’s emerging markets-led, financing-focused global strategy by leveraging the HSBC Group's advantages and scale, strength in developed and emerging markets and product expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. GB&M clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, we aim to develop a comprehensive understanding of each client’s financial requirements with a long-term relationship management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and PB clients to meet their domestic and international banking needs.
Within client-focused business lines, GB&M offers a full range of capabilities, including:

HSBC USA Inc.

•	Banking and financing solutions for corporate and institutional clients, including loans, working capital, trade services, payments and cash management, and leveraged and acquisition finance; and

•
A markets business with 24-hour coverage and knowledge of world-wide local markets which provides services in credit and rates, foreign exchange, precious metals trading, equities and securities services.

Also included in our GB&M segment is Balance Sheet Management, which is responsible for managing liquidity and funding under the supervision of our Asset and Liability Management Committee. Balance Sheet Management also manages our structural interest rate position within a limit structure. Balance Sheet Management reinvests excess liquidity into highly rated liquid assets. The majority of the liquidity is invested in interest bearing deposits with banks and U.S. government and other high quality securities. Balance Sheet Management is permitted to use derivatives as part of its mandate to manage interest rate risk. Derivative activity is predominantly comprised of the use of traditional interest rate swaps which are part of cash flow hedging relationships. Credit risk in Balance Sheet Management is predominantly limited to short-term exposure created by exposure to banks as well as high quality sovereigns or agencies which constitute the majority of Balance Sheet Management’s liquidity portfolio. Balance Sheet Management does not and is not mandated to manage the structural credit risk of our balance sheet. Balance Sheet Management only manages interest rate risk.
Private Banking Segment ("PB")  PB provides private banking and trustee services to high net worth individuals and families with local and international needs, with many clients sourced in collaboration with our other business lines. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. PB offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and banking needs.
Discontinued Operations
Sale of Certain Credit Card Operations to Capital One  On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One Financial Corporation ("Capital One"). The sale included our General Motors and Union Plus credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA's legacy credit card program, however a portion of these receivables were sold to First Niagara Bank, N.A. ("First Niagara") and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio. In September 2013, the outsourcing arrangement with Capital One ended and we resumed the servicing of our remaining credit card portfolio. See Note 3, "Discontinued Operations" of the consolidated financial statements for additional discussion regarding this transaction.
Banknotes Business  In June 2010, we decided that the wholesale banknotes business ("Banknotes Business") within our GB&M segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which was managed out of the United States with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. As part of the decision to exit the Banknotes Business, in October 2010 we sold the assets of our Asian banknotes operations ("Asian Banknotes Operations") to an unaffiliated third party. The exit of our Banknotes Business was substantially completed in the fourth quarter of 2010 with the sale of our Asian Banknotes Operations and was fully completed with the sale of our European Banknotes Business to HSBC Bank plc in April 2011.
Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term debt, borrowing under unsecured and secured financing facilities, issuing preferred equity, selling liquid assets and, as necessary, receiving capital contributions from our immediate parent, HSBC North America Inc. ("HNAI"). Our prospects for growth continue to be dependent upon our ability to attract and retain deposits. Emphasis is placed on maintaining stability in core deposit balances. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our compliance remediation efforts and our management of the credit risks inherent in our business and customer base.
In 2013, our primary source of funds continued to be deposits, augmented by issuances of commercial paper and term debt. We focus on relationship deposits where clients have purchased multiple products from us such as HSBC Premier for individuals, as

HSBC USA Inc.

those balances will tend to be significantly more stable than non-relationship deposits. We issued a total of $5,547 million of long-term debt at various points in 2013, including $750 million of 2.625 percent Senior Notes and $250 million of Floating Rate Senior Notes in September 2013 due in 2018. We also repaid long-term debt of $4,370 million in 2013. As a result of the adoption effective January 1, 2014 of the final rules issued by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, together with the impact of similar implementation by U.K. banking regulators, we are reviewing the composition of our capital structure. We would anticipate replacing instruments whose treatment is less favorable under the rules with new Basel III compliant instruments.
A detailed description of our sources and availability of funding are set forth in the "Liquidity and Capital Resources" and "Off Balance Sheet Arrangements" sections of the MD&A.
We use the cash generated by these funding sources to service our debt obligations, originate new loans, purchase investment securities and pay dividends to our preferred shareholders and, as available and appropriate, to our parent.
Employees and Customers

At December 31, 2013, we had approximately 6,500 employees.
At December 31, 2013, we had approximately 2.3 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York and California accounted for 36 percent and 26 percent, respectively, of our total outstanding commercial real estate loans, residential mortgage loans and credit card receivables on a continuing operations basis.
Regulation and Competition

Regulation  We are subject to, among other things, an extensive statutory and regulatory framework applicable to bank holding companies, financial holding companies and banks. U.S. regulation of banks, bank holding companies and financial holding companies is intended primarily for safety and soundness of banks, and the protection of the interests of depositors, the Federal Deposit Insurance Fund and the banking system as a whole rather than the protection of security holders and creditors. Events since early 2008 affecting the financial services industry and, more generally, the financial markets and the economy have led to a significant number of initiatives regarding reform of the financial services industry and the regulation governing the industry. The following discussion describes the current regulatory framework in which HSBC USA operates and anticipated changes to that framework.
Bank Holding Company Supervision  As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and to inspection, examination and supervision by our primary regulator, the Federal Reserve Board ("FRB"). We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (the "SEC").
HSBC USA and its parent bank holding companies qualified as financial holding companies pursuant to the amendments to the BHC Act effected by the Gramm-Leach-Bliley Act of 1999 ("GLB Act"). Financial holding companies may engage in a broader range of activities than bank holding companies. Under regulations implemented by the FRB, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the FRB may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the FRB may require divestiture of the holding company’s depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended ("CRA"), the FRB must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the Office of the Comptroller of the Currency ("OCC") on December 11, 2012 (the "GLBA Agreement"), the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a "financial subsidiary", a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC USA and its parent bank holding companies no longer meet the qualification requirements for financial holding company status, and may not engage in any new types of financial activities without the prior approval of the FRB, and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC

HSBC USA Inc.

Bank USA or to divest or terminate any financial activities conducted in reliance on financial holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. We continue to take steps to satisfy the requirements of the GLBA Agreement.
We are generally prohibited under the BHC Act from acquiring, directly or indirectly, ownership or control of more than five percent of any class of voting shares of, or substantially all the assets of, or exercising control over, any U.S. bank, bank holding company or many other types of depository institutions and/or their holding companies without the prior approval of the FRB and, potentially, other U.S. banking regulatory agencies.
The GLB Act and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks, including regulations and restrictions on the activities we may conduct and the types of businesses and entities we may acquire. Furthermore, other provisions contain detailed requirements relating to the financial privacy of consumers. In addition, the so-called ‘push-out’ provisions of the GLB Act removed the blanket exemption from registration for securities and brokerage activities conducted in banks (including HSBC Bank USA) under the Exchange Act of 1934, as amended. Applicable regulations allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exceptions.
Consumer Regulation  Our consumer lending businesses operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the "CFPB") and the other consumer-related provisions of the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act" or "Dodd-Frank") described below, these businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing activities. Federal bankruptcy and state debtor relief and collection laws affect the ability of banks, including HSBC Bank USA, to collect outstanding balances.
On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "CARD Act") was signed into law and we have implemented all applicable provisions. The CARD Act required us to make changes to our business practices and required us and our competitors to manage credit card risks differently than was historically the case. Pricing, underwriting and product changes have been implemented. The implementation of the rules did not have a material adverse impact on us as any impact was limited to a portion of the existing credit card loan portfolio as, historically, the purchase price on credit card sales volume paid to HSBC Finance was adjusted to reflect the requirements and their impact on future cash flows. Following the sale of HSBC's Card and Retail Services business to Capital One, as discussed above, we no longer purchase credit card receivables from HSBC Finance, which further limits the impact of these new rules.
Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Increased regulatory oversight over residential mortgage lenders has occurred, including through state and federal examinations and periodic inquiries from state Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or "model" loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers' needs and we continue to enhance and refine these practices as other programs are announced, and we evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by public officials, community leaders and consumer advocates.
In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order") and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America entered into a similar consent order with the FRB (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance

HSBC USA Inc.

(e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2013, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 28, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
Supervision of Bank Subsidiaries  Our subsidiary national banks, HSBC Bank USA and HTCD, are subject to regulation and examination primarily by the OCC. These subsidiary banks are subject to additional regulation and supervision by the Federal Deposit Insurance Corporation ("FDIC"), the FRB and the CFPB. HSBC Bank USA and HTCD are subject to banking laws and regulations that place various restrictions on and requirements regarding their activities, investments, operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends, transactions with affiliates, overall compliance and risk management and numerous other matters.
Federal law imposes limitations on the payment of dividends by national banks. Dividends payable by HSBC Bank USA and HTCD are limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits account. HSBC Bank USA is also required to maintain reserves in the form of vault cash and deposits with the Federal Reserve Bank, as well as maintain appropriate amounts of capital against its assets as discussed further in this Annual Report on Form 10-K.
HSBC Bank USA and HTCD are subject to significant restrictions imposed by federal law on extensions of credit to, and certain other "covered transactions" with HSBC USA or other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, or a specific waiver is granted by the FRB, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank's capital and surplus, and all covered transactions with affiliates in the aggregate are limited to 20 percent of a bank's capital and surplus. Loans and extensions of credit to affiliates by a bank generally are to be secured in specified amounts with specific types of collateral. A bank’s credit exposure to an affiliate as a result of derivative, securities borrowing/lending or repurchase transactions is also subject to these restrictions. A bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.
The types of activities in which the non-U.S. branches of HSBC Bank USA may engage are subject to various restrictions imposed by the FRB in addition to those generally applicable to HSBC Bank USA under OCC rules. These branches are also subject to the laws and regulatory authorities of the countries in which they operate.
Under longstanding FRB policy, which Dodd-Frank codified as a statutory requirement, HSBC USA is expected to act as a source of strength to its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank in circumstances where it might not do so absent such policy.
Regulatory Capital and Liquidity Requirements  As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company’s failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Generally bank holding company regulatory capital compliance is performed at a consolidated level within the U.S. at HSBC North America, our indirect parent, and also separately for HSBC Bank USA. However, we do present HSBC USA’s capital ratios, together with HSBC Bank USA’s, below in "Liquidity and Capital Resources" in our MD&A, as well as in Note 24 to the Consolidated Financial Statements, "Retained Earnings and Regulatory Capital Requirements". Our ultimate parent, HSBC, is also subject to regulatory capital requirements under U.K. law.
Basel I. The U.S.'s general risk-based capital guidelines, as still in effect as of December 31, 2013, are based on the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). Under such capital guidelines, a bank or a bank holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank or bank holding company’s capital, in turn, is classified into one of three tiers. Tier 1 capital includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and trust preferred securities at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, cumulative perpetual preferred stock and trust preferred securities not qualified as Tier 1 capital, subordinated debt, and allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt. At least one-half of a bank’s total capital must qualify as Tier 1 capital.

HSBC USA Inc.

Under rules still applicable as of December 31, 2013, to be categorized as "well capitalized," a banking institution must have the minimum ratios reflected in the table included in Note 24, "Retained Earnings and Regulatory Capital Requirements" of the consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or bank holding company when particular circumstances warrant.
Basel II. In December 2007, the U.S. federal banking regulators implemented the Basel Committee’s so-called Basel II capital reforms, which included an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk (taken together, the "Advanced Approach"), for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as "Advanced Approach" banking organizations, which includes banking organizations such as HSBC North America and HSBC USA). Adoption of the Advanced Approach requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II requirements. We are uncertain as to when we will receive approval to adopt fully the Advanced Approach and exit "parallel run" (described further below) from our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process and we will further revise these processes to incorporate Basel III metrics.
Basel 2.5. In June 2012, U.S. regulators issued a final rule, known in the industry as Basel 2.5, that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013, and its implementation is reflected in our December 31, 2013 Basel I capital ratios and risk-weighted asset levels. In December 2013, the FRB adopted changes to the Basel 2.5 rule that would conform to changes in the Basel III Final Rule (described below).
Basel III. In December 2010, the Basel Committee issued "A global regulatory framework for more resilient banks and banking systems," commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III capital framework in the U.S (the "Basel III Final Rule"). The Basel III Final Rule phases in a complete replacement to the Basel I general risk-based capital rules, builds on the Advanced Approach of Basel II, incorporates certain changes to Basel 2.5, and implements certain other requirements of the Dodd-Frank Act. HSBC North America and HSBC Bank USA, as banking organizations subject to the Advanced Approach, became subject to the Basel III Final Rule as of January 1, 2014. Several of the provisions of the Basel III Final Rule will be phased in through 2019. The Basel III Final Rule will materially increase our regulatory capital requirements over the next several years.
The Basel III Final Rule establishes an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and introduces the "Standardized Approach" for risk weighted assets, which will replace the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015. For Advanced Approach banking organizations, the Basel II framework has been enhanced generally consistently with the Basel Committee’s Basel III framework. However, pursuant to Section 171 of the Dodd-Frank Act, as implemented through the Basel III Final Rule, an Advanced Approach banking organization will be required to calculate its risk-based capital ratios using risk-weighted assets under both the Basel I risk-based capital rules (or the Standardized Approach, after January 1, 2015) and the Basel III Final Rule, and (if it has exited parallel run, as described below) will be tested for compliance with the regulatory capital minimums based on the lower of the two calculations for each risk-based capital ratio. Under these requirements, the Basel I (or, after January 1, 2015, the Standardized Approach) risk-weighted asset calculations will serve as a "floor" for Advanced Approach banking organizations' compliance with the minimum requirements.
Advanced Approach banking organizations, such as HSBC North America and HSBC Bank USA, currently operate in a "parallel run" wherein they must report their risk-based capital ratios using risk-weighted assets under both Basel I (and after January 1, 2015, their Standardized Approach) as well as the Advanced Approach to their primary federal regulator, but publicly disclose only their capital ratios calculated using Basel I (or after January 1, 2015, their Standardized Approach) risk-weighted assets. Upon receiving approval to exit parallel run, Advanced Approach banking organizations would then publicly disclose their capital ratios calculated using both Basel I (or after January 1, 2015, their Standardized Approach) and Advanced Approach risk-weighted assets, and as noted above, be tested for compliance based on the lower of the two calculations for each risk-based capital ratio. Although HSBC North America and HSBC Bank USA began a parallel run period in January 2010, it is unclear when they will receive approval from the appropriate regulators to exit parallel run.
In February 2014, the FRB adopted a final rule requiring certain large non-U.S. banks, such as HSBC, with significant operations in the United States to establish a single intermediate holding company (“IHC”) to hold all of their U.S. bank and non-bank subsidiaries by June 1, 2016. This IHC may calculate its risk-based and leverage capital requirements solely under the U.S. Standardized Approach, even if the IHC meets the asset thresholds that would require a bank holding company to use the Advanced Approach. IHCs meeting these thresholds, however, will still be subject to other capital requirements applicable to bank holding companies that meet these thresholds, including the supplementary leverage ratio and the countercyclical buffer, when in effect. As described above, the HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North

HSBC USA Inc.

America), and we do not expect the FRB's final rule to have a significant impact on our U.S. operations. We are currently analyzing the final rule to determine the impact on our business of using only the Standardized Approach to determine our risk-based and leverage capital requirements.
The Basel III Final Rule requires banks to phase in requirements for more capital and a higher quality of capital over a period from 2014 to 2019. When fully phased in on January 1, 2019, HSBC North America and HSBC Bank USA will be required to maintain minimum risk-based capital ratios (exclusive of any capital surcharge for large, global systemically important banks ("G-SIBs"), domestic systemically important banks ("D-SIBs") or the countercyclical capital buffer) as follows:

	Common Equity Tier 1	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%
Effective minimum ratio	7.0%	8.5%	10.5%
We anticipate HSBC North America and HSBC Bank USA will meet these requirements well in advance of the ultimate full phase-in date. However, it is possible that further increases in regulatory capital may be required in response to the implementation of the Basel III Final Rule. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios.
In addition, and subject to discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5 percent (to be phased in, if applicable, beginning January 1, 2016), consisting of common equity, could also be required to be built up by banking organizations in periods of excess credit growth in the economy.
Under the Basel III Final Rule, all banking organizations will continue to be subject to the U.S. regulators’ existing minimum leverage ratio of 4.0 percent (calculated as the ratio of Tier 1 Capital to average consolidated assets as reflected on the banking organization's consolidated financial statements, net of amounts deducted from capital). Additionally, Advanced Approach banking organizations, such as HSBC North America and HSBC Bank USA, will be subject to a supplementary leverage ratio, with reporting to U.S. regulators commencing January 1, 2015 and full implementation and compliance by January 1, 2018. The supplementary leverage ratio would have a minimum of 3 percent (calculated as the ratio of Tier 1 Capital to average balance sheet exposures plus certain average off-balance sheet exposures). The U.S. regulators are expected to propose revisions to the supplementary leverage ratio to implement changes to the Basel III leverage ratio adopted by the Basel Committee in January 2014 that would incorporate additional off-balance sheet exposures, including securities financing transactions and derivatives. For the largest U.S. banks and bank holding companies, which do not include HSBC North America or HSBC Bank USA, the U.S. regulators have proposed to increase the supplementary leverage ratio to 6 percent and 5 percent, respectively, effective January 1, 2018.
Under the Basel III Final Rule, beginning as of January 1, 2015, in order to be considered "well-capitalized", a depository institution, such as HSBC Bank USA, would be required to maintain a leverage ratio of 5 percent, a common equity Tier 1 risk-based capital ratio of 6.5 percent, a Tier 1 risk-based capital ratio of 8 percent and a total risk-based capital ratio of 10 percent. Beginning in 2018, an Advanced Approach depository institution would also have to meet the supplementary leverage ratio of 3 percent.
With regard to the elements of capital, the application of the Basel III Final Rule will require HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 Capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 Capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 Capital may be included fully in Tier 2 Capital during those two years, but must be phased out of Tier 2 Capital by January 1, 2022. We exercised our option to call and redeem the trust preferred securities issued by HSBC USA Capital Trust VII. We continue to consider options for redeeming other trust preferred securities issued which totaled $550 million at December 31, 2013. Also under the Basel III Final Rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the Basel III Final Rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital.
Capital Planning. In November 2011, the FRB issued a final rule (the "Capital Plan Rule") requiring U.S. bank holding companies with total consolidated assets of $50 billion or more, including HSBC North America, to submit annual capital plans for review. Under the Capital Plan Rule, the FRB will evaluate bank holding companies annually for their capital adequacy, internal capital adequacy assessment processes, and plans for capital distributions, and will approve capital distributions only for companies whose capital plans have not received an objection and that are able to demonstrate that they would maintain sufficient financial strength after making the capital distributions.
In addition, the FRB stated in its capital plan guidance that it expects bank holding companies subject to the Capital Plan Rule (including HSBC North America) to achieve, readily and without difficulty, over the capital planning horizon, the ratios required by the Basel III Final Rule. The FRB stated that bank holding companies that meet the minimum capital ratio requirements during the Basel III phase-in period but remain below the 7 percent common equity Tier 1 target (minimum plus capital conservation

HSBC USA Inc.

buffer) will be expected to maintain prudent earnings retention policies with a view to meeting the conservation buffer under the timeframe described in the Basel III Final Rule.
Stress Testing. In October 2012, the FRB published a final rule setting out stress testing requirements for bank holding companies with $50 billion or more in total consolidated assets. HSBC North America became subject to the rule from October 2013 and was required to comply with the FRB's Comprehensive Capital Analysis and Review ("CCAR") program for its capital plan submission in January 2014.
Under the CCAR process, the FRB will consider a bank holding company’s overall financial condition, risk profile and capital adequacy over a nine-quarter forward-looking planning horizon. The FRB will assess a bank holding company’s ability to meet qualitative aspects of capital planning and risk management, as well as minimum regulatory ratios including a 5 percent Tier 1 common ratio, for each quarter of the planning horizon under baseline, adverse and severely adverse economic scenarios. The FRB will also take into account a bank holding company’s planned capital actions (such as dividends or share repurchases) over the planning horizon when assessing capital adequacy. If, based on such assessment, the FRB were to issue an objection to a bank holding company’s capital plan or planned capital actions, the bank holding company would be required to submit a revised capital plan, and generally would not be able to undertake planned capital actions until approved by the FRB. The FRB will publicly release a summary of its CCAR assessments in March of each year and bank holding companies are also required to publicly release a summary of their stress test results under the supervisory severely adverse scenario. Bank holding companies subject to these stress test rules are also required to conduct a mid-year company-run stress test, submit the results to the FRB and publicly disclose a summary of these mid-year stress test results in September of each year. Meeting the CCAR requirements could also require increased capital to withstand the application of the stress scenarios over the planning horizon.
Depository institutions with assets of $50 billion or more are required under the Dodd-Frank Act to submit an annual company-run stress test (the “DFAST”) that runs concurrently with, and is submitted at the same time as, the CCAR. The DFAST is based on the OCC’s stress scenario assumptions that are appropriate for the economic conditions assumed in each scenario. HSBC Bank USA submitted its stress test in accordance with regulatory requirements in January 2014, and is required to publish the results of this stress test no later than March 31, 2014.
Liquidity Risk Management.  In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards, subject to phase-in periods, by 2015 and 2018, respectively.
In October 2013, the FRB, the OCC and the FDIC issued for public comment a rule to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR proposal is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1, 2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The LCR proposal does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation periods, the Basel Committee and U.S. banking regulators may make further changes to the LCR and the NSFR. U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.
It is anticipated that HSBC North America and HSBC Bank USA will meet these liquidity requirements prior to their formal introduction. The actual impact will be dependent on the specific final regulations issued by the U.S. regulators to implement these standards. HSBC North America and HSBC Bank USA may need to change their liquidity profile to support compliance with any future final rules. We are unable at this time, however, to determine the extent of changes we will need to make to our liquidity position, if any.
Federal Reserve Structural Rule and Proposals for Foreign Banking Organizations. In February 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks, such as HSBC, with significant operations in the United States to establish a single intermediate holding company to hold all of their U.S. bank and non-bank subsidiaries. The intermediate holding company will be subject to risk-based capital requirements, stress testing requirements, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements would become effective on July 1, 2016. As described above, the HSBC Group currently operates in the United States through such an intermediate holding company structure (i.e., HSBC North America), and we do not expect the FRB's final rule to have a significant impact on our U.S. operations. The FRB has also proposed to subject intermediate holding companies to caps on single-counterparty exposures and an early remediation regime with corrective measures of increasing severity triggered by weaknesses in compliance with the capital, leverage, stress tests, liquidity and risk management requirements, and potentially certain market indicators, but these aspects of the original proposal have not yet been finalized.

HSBC USA Inc.

Non-U.S. Regulatory Capital Requirements. HSBC North America and HSBC USA also continue to support HSBC’s implementation of the Basel III framework, as adopted by the U.K. Prudential Regulation Authority ("PRA"). We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations.
General. Our capital resources are summarized under "Liquidity and Capital Resources" in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 26, "Retained Earnings and Regulatory Capital Requirements" of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.
Deposit Insurance  Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC’s regulations. The FDIC insurance coverage limits are $250,000 per depositor. HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC. Currently, depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. Pursuant to this authority, the FDIC imposed a 5 basis point special assessment on June 30, 2009. In November 2009, the FDIC amended its regulations to require depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on or before December 30, 2009. Excess FDIC insurance was repaid in June 2013. The assessment methodology was revised to a methodology based on assets rather than insured deposits beginning with the second quarter 2011 assessment and pricing is now based on a FDIC methodology to measure the risk of banks.
Bank Secrecy Act/Anti-Money Laundering  The USA Patriot Act (the "Patriot Act") of 2001, contains significant record keeping and customer identity requirements, expands the government’s powers to freeze or confiscate assets and increases the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The U.S. Treasury Secretary developed and implemented final regulations with regard to the anti-money laundering ("AML") compliance obligations of financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network ("FinCEN").
Many of the anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HSBC Bank USA under the Bank Secrecy Act ("BSA") and applicable FRB regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act has improved communication between law enforcement agencies and financial institutions. The Patriot Act and other recent events have also resulted in heightened scrutiny of the Bank Secrecy Act and anti-money laundering compliance programs by bank regulators.
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the FRB. These actions required improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to BSA and AML compliance. Steps continue to be taken to address the requirements of the consent order to ensure compliance, and that effective policies and procedures are maintained.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies regarding past inadequate compliance with AML/BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the FRB, the OCC and FinCEN in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and historical transactions involving parties subject to the Office of Foreign Assets Control ("OFAC") economic sanctions. As part of the resolution, HSBC and HSBC Bank USA entered into a five-year deferred prosecution agreement with the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and HSBC entered into a two-year deferred prosecution agreement with the New York County District Attorney ("DANY DPA"), and HSBC consented to a cease and desist order and a monetary penalty order with the FRB. In addition, HSBC Bank USA entered into a monetary penalty consent order with FinCEN and a separate monetary penalty order with the OCC. HSBC also entered into an undertaking with the U.K. Financial Services Authority, now a Financial Conduct Authority ("FCA") Direction, to comply with certain forward-looking obligations with respect to AML and sanctions requirements over a five-year term.
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-

HSBC USA Inc.

year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who also will be, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael Cherkasky was selected as the independent monitor and his monitorship is proceeding as anticipated and consistent with the timelines and requirements set forth in the relevant agreements. In July 2013, the United States District Court for the Eastern District of New York entered an order approving the U.S. DPA pursuant to the court's supervisory power and granting the parties' application to place the case in abeyance for five years. The court will maintain supervisory power over the implementation of the U.S. DPA while the case is in abeyance.
If HSBC and HSBC Bank USA fulfill all of the requirements imposed by the U.S. DPA, the U.S. Department of Justice's charges against those entities will be dismissed at the end of the five-year period of that agreement. Similarly, if HSBC fulfills all of the requirements imposed by the DANY DPA, DANY's charges against it will be dismissed at the end of the two-year period of that agreement. The U.S. Department of Justice may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the U.S. DPA if HSBC or HSBC Bank USA breaches the terms of the U.S. DPA, and DANY may prosecute HSBC in relation to the matters which are the subject of the DANY DPA if HSBC violates the terms of the DANY DPA. See Note 28, "Litigation and Regulatory Matters," for additional discussion.
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
The settlement with the U.S. and U.K. government agencies does not preclude private litigation relating to, among other things, the HSBC Group's compliance with applicable AML/BSA and sanctions laws or other regulatory or law enforcement action for AML/BSA or sanctions matters not covered by the various agreements.
Financial Regulatory Reform On July 21, 2010, the Dodd-Frank Act was signed into law. This legislation is a sweeping overhaul of the U.S. financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates as follows.
Oversight In order to promote financial stability in the U.S. financial system, the Dodd-Frank Act created a framework for the enhanced prudential regulation and supervision of financial institutions that are deemed to be "systemically important" to the U.S. financial system, including U.S. bank holding companies with consolidated assets of $50 billion or more, such as HSBC North America. This framework is subject to the general oversight of the Financial Stability Oversight Council ("FSOC"), an interagency coordinating body that has authority, among other things, to recommend stricter regulatory and supervisory requirements for large bank holding companies and to designate bank and non-bank financial companies that pose a risk to financial stability. In turn, the FRB has authority, in consultation with the FSOC, to take certain actions, including to preclude mergers, restrict financial products offered, restrict, terminate or impose conditions on activities or require the sale or transfer of assets against any systemically important bank holding company with assets greater than $50 billion, such as HSBC North America, that is found to pose a grave threat to financial stability. The FSOC is supported by the Office of Financial Research ("OFR"), which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR is paid for through an assessment on large bank holding companies, which began in July 2012.
Increased Prudential Standards In addition to the increased capital, liquidity, stress testing and other enhanced prudential and structural requirements described above, large international banks, such as HSBC (generally with regard to its U.S. operations), and large insured depository institutions, such as HSBC Bank USA, are required to file resolution plans identifying material subsidiaries and core business lines and describing what strategy would be followed to resolve the institution in the event of significant financial distress, including identifying how insured bank subsidiaries would be adequately protected from risk created by other affiliates. The failure to cure deficiencies in a resolution plan would enable the FRB and the FDIC, acting jointly, to impose more stringent capital, leverage or liquidity requirements, or restrictions on growth, activities or operations and, if such failure persists, require the divestiture of assets or operations. Dodd-Frank also requires that single counterparty lending limits applicable to HSBC Bank USA take into account credit exposure arising from derivative transactions, securities borrowing and lending transactions and repurchase and reverse repurchase agreements with counterparties. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.
Affiliate Transaction Limits In relation to requirements for bank transactions with affiliates, beginning in July 2012 the current quantitative and qualitative limits on bank credit transactions with affiliates also include credit exposure related to repurchase agreements, derivatives and securities lending/borrowing transactions. This provision may limit the use of intercompany

HSBC USA Inc.

transactions between us and our affiliates, which may impact our current funding, hedging and overall internal risk management strategies.
Derivatives Regulation The Dodd-Frank Act has numerous provisions addressing derivatives. Title VII of Dodd-Frank imposes a comprehensive regulation of over-the-counter ("OTC") derivatives markets, including credit default, equity, foreign exchanges and interest rate swaps. Many of the most significant provisions have been recently implemented or are expected to come into effect during 2014. We also remain subject to the SEC's Security Based Swaps and Swap dealer rules and regulations, which are still in proposed form. In addition, certain derivatives dealers, including HSBC Bank USA, have registered with the Commodity Futures Trading Commission and become members of the National Futures Association. As a registered swap dealer, HSBC Bank USA is subject to an extensive array of corporate governance requirements, business conduct standards, capital and margin requirements (once effective), reporting requirements, mandatory clearing of certain swaps and other regulatory standards affecting its derivatives business. These requirements will significantly increase the costs associated with HSBC Bank USA's derivatives business. Furthermore, Section 716 of Dodd-Frank limits an FDIC-insured banks' overall OTC derivatives activities, including the activities of HSBC Bank USA. In June 2013, HSBC Bank USA received a two-year transition period to implement the restrictions of Section 716. At the end of such two-year transition period, in July 2015, HSBC Bank USA would be expected to curtail future derivative activities in equities, non-precious metal commodities and uncleared credit default swaps, unless the transition period were further extended.
The "Volcker Rule" On December 10, 2013, U.S. regulators finalized the so-called “Volcker Rule”, which limits the ability of banking entities to sponsor or invest in certain private equity or hedge funds or to engage in certain types of proprietary trading in the U.S. The final Volcker Rule extended the end of the rule's conformance period until July 21, 2015, (with the possibility of two one-year extensions under certain circumstances), by which time financial institutions subject to the rule must bring their activities and investments into compliance.
The final Volcker Rule restricts proprietary trading as principal within a “trading account” in “financial instruments”, each as defined in the final Volcker Rule, subject to various exemptions. Certain exemptions apply to the types of financial instruments that are covered by the final Volcker Rule. Generally, securities, derivatives, futures and options on all such instruments are covered, while loans, currencies and commodities are not covered. In addition, there are exemptions for activities, among others, that constitute market making, underwriting, hedging, and trading of U.S. government, agency or municipal securities and certain foreign sovereign debt securities. Each of these exemptions, however, is generally subject to its own set of compliance requirements and conditions. Several activities engaged in by HSBC USA will be subject to restrictions designed to ensure compliance with the final Volcker Rule and subject to the development of extensive compliance policies and procedures.
The final Volcker Rule also restricts acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, “covered funds”. Covered funds generally include entities that would be an investment company under the Investment Company Act of 1940 (the "1940 Act"), but for the exemptions provided in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, as well as certain commodity pools. The final Volcker Rule includes exemptions, among others, for certain limited investments in conjunction with asset management activities for customers, for loan securitizations, for asset-backed commercial paper conduits, and for underwriting and market making in covered funds. As with the proprietary trading restrictions, the exemptions are generally subject to a variety of compliance requirements and conditions. Any limited, yet permissible, investments in covered funds are required to be deducted from the Tier 1 capital of banking entities.
The final Volcker Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities remain within one or more of the exemptions described in the final Volcker Rule. During the conformance period, we will analyze the final rule, assess how it will affect our businesses and devise an appropriate compliance strategy.
FDIC Assessment The Dodd-Frank Act also provided for a reapportionment in FDIC insurance assessments on FDIC-insured banks, such as HSBC Bank USA. The minimum reserve ratio for the Deposit Insurance Fund has been increased from 1.15 to 1.35, with the target of 1.35 to be reached by 2020 and with the incremental cost charged to banks with more than $10 billion in assets. The assessment methodology was revised to a methodology based on assets rather than insured deposits beginning with second quarter 2011 assessment and pricing is now based on a FDIC methodology to measure the risk of the banks. This shift has had financial implications for all FDIC-insured banks, including HSBC Bank USA. In addition, the FDIC has set the designated reserve ratio at two percent as a long-term goal.
Consumer Regulation The Dodd-Frank Act created the CFPB, which has a broad range of powers to administer and enforce a new federal regulatory framework of consumer financial regulation, including the authority to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. The CFPB also has authority to examine large banks, including HSBC Bank USA, and their affiliates for compliance with those regulations.

HSBC USA Inc.

With respect to certain state laws governing the provision of consumer financial products by national banks such as HSBC Bank USA, the Dodd-Frank Act codified the current judicial standard of federal preemption with respect to national banks, but added procedural steps to be followed by the OCC when considering preemption determinations after July 21, 2011. Furthermore, the Dodd-Frank Act removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential state Attorney General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. At this time, we are unable to determine the extent to which the limitations on federal preemption will impact our businesses and those of our competitors.
The Dodd-Frank Act contains many other consumer-related provisions, including provisions addressing mortgage reform. In the area of mortgage origination, there is a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.
Debit Interchange The Dodd-Frank Act authorized the FRB to implement standards for assessing debit interchange fees that are reasonable and proportionate to the actual processing costs of the issuer. The FRB promulgated regulations effective October 1, 2011 that limit interchange fees in most cases to no more than the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, plus the ability to charge an additional 1 cent per transaction if the issuer meets certain fraud-prevention standards. As a result of these limits, our revenues were reduced by approximately $23 million and $11 million in 2012 and 2011, respectively, compared to what they otherwise would have been without such limits. In July 2013, the U.S. District Court for the District of Columbia overturned the FRB’s regulations on debit interchange and required that the FRB recraft the rule with a lower maximum fee. The FRB filed an appeal of the decision in October 2013 and oral arguments were heard on January 17, 2014. The outcome of the appeal, or any future revisions to the rules, are not currently known. The FRB limits from October 2011 remain in effect during the appeal process.
The Dodd-Frank Act will have a significant impact on the operations of many financial institutions in the United States, including HSBC USA, HSBC Bank USA and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, we are unable to determine precisely the impact that Dodd-Frank and related regulations will have on financial results at this time.
Competition  The GLB Act eliminated many of the regulatory restrictions on providing financial services in the United States. The GLB Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. In addition, the final Volcker Rule will place new restrictions on bank-affiliated financial companies’ trading activities and private equity and hedge fund investments, which may provide a competitive advantage to financial companies that do not have U.S. banking operations. Therefore, we face intense competition in all of the markets we serve, competing with banks and other financial institutions such as insurance companies, commercial finance providers, brokerage firms and investment companies. The financial services industry has experienced consolidation in recent years as financial institutions involved in a broad range of products and services have merged, been acquired or dispersed. This trend is expected to continue and has resulted in, among other things, greater concentrations of deposits and other resources. Competition is expected to continue to be intense given the multiple banks and other financial services companies which offer products and services in our markets, noting that we compete with different banks and financial services companies in different markets, given our internationally focused strategy.

HSBC USA Inc.

Corporate Governance and Controls

We maintain a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our website also contains our Corporate Governance Standards and committee charters for the Audit Committee, the Compliance Committee, the Risk Committee and the Fiduciary Committee of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois 60045, Attention: Corporate Secretary.
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the "NYSE") certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 24, 2014.

HSBC USA Inc.

Item 1A.    Risk Factors

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to differ materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. Therefore, the risk factors below should not be considered a complete list of all potential risks that we may face.
The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth. While the U.S. economy continued to slowly improve during 2013, growth has remained muted. We also have a significant number of customers in Latin America, which continues to experience inflation and other economic challenges. General business, economic and market conditions that could continue to affect us include:

•	pressure on consumer confidence and consumer spending from other economic and market conditions;

•	slow economic growth and the pace and magnitude of the recovery;

•	fiscal policy;

•	unemployment levels;

•	volatility in energy prices;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy, including an exit from quantitative easing;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	short-term and long-term interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory and law enforcement initiatives.
In a challenging economic environment, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared with historical periods as many of our customers experience reductions in cash flow available to service their debt. These delinquencies, in turn, have adversely affected our earnings. The problems in the housing markets in the United States in the last six years have been exacerbated by continued high unemployment rates. If businesses remain cautious to hire, additional losses could be significant in all types of our consumer loans, including credit cards, due to decreased consumer income. While the U.S. economy continued to slowly improve in 2013, gross domestic product continued at a level well below the economy's potential growth rate. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In the event economic conditions stop improving or become depressed and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations. While the recovery may be positive in the United States, it can have a simultaneous negative effect on currencies and stock markets in emerging economies such as those in Latin America, which could have a negative impact on our loan portfolio for our Latin American clients, with a corresponding impact on our results of operations.
The housing market continued to strengthen in 2013 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remained restricted. However, the sharp decline in the number of foreclosed home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale along with the recent increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a

HSBC USA Inc.

significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.
Mortgage lenders have substantially tightened lending standards since 2007. Furthermore, our loan portfolio was impacted by the declining home values and erosion of homeowner's equity and the resulting difficulty some borrowers had refinancing their mortgages, particularly in cases where government programs for high loan to value refinancing were not available. This, in turn, impacted both credit performance and run-off rates and has resulted in elevated delinquency rates for real estate secured loans in our portfolio. Additionally, depressed property values in many markets have resulted in higher loss severities on homes that are foreclosed and remarketed.
A deterioration in business and economic conditions, which may erode consumer and investor confidence levels or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our financial planning products and services.
Federal, state and other similar international measures to regulate the financial industry may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, derivatives, capital, liquidity, consumer credit, bankruptcy, privacy, consumer protection or other matters, including changes in tax rates, could materially impact our operations and performance.
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
The Dodd-Frank Act established the CFPB which has broad authority to regulate providers of credit, payment and other consumer financial products and services. In addition, provisions of the Dodd-Frank Act may also narrow the scope of federal preemption of state consumer laws and expand the authority of state Attorneys General to bring actions to enforce federal consumer protection legislation. As a result of the Dodd-Frank Act's potential expansion of the authority of state Attorneys General to bring actions to enforce federal consumer protection legislation, we could potentially be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. Although we are unable to predict what specific measures the CFPB may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our consumer businesses, result in increased compliance costs and impair the profitability of such businesses.
Under the Dodd-Frank Act, certain of our affiliates and subsidiaries, including HSBC Bank USA, have registered as swap dealers and are now subject to extensive oversight by the CFTC. Regulation of swap dealers by the CFTC imposes numerous corporate governance, business conduct, capital, margin, reporting, clearing, execution and other regulatory requirements on HSBC Bank USA which may adversely affect our derivatives business and make us less competitive or make certain derivative products less profitable to undertake. Although many significant regulations applicable to swap dealers are already in effect, we are unable at this time to determine the full impact of these requirements.
The Dodd Frank Act also required the U.S regulatory agencies to adopt rules to implement the Volcker Rule, which is intended in part to prohibit institutions such as HSBC USA from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund subject to certain exemptions. A final rule implementing the Volcker Rule was finalized on December 10, 2013 although the rule’s conformance period has been extended to July 2015. The final rule will require extensive regulatory interpretation and supervisory oversight, including coordination of this interpretive guidance and oversight among the U.S. regulatory agencies implementing the rules. While the final Volcker Rule contains exceptions for market-making, underwriting, risk-mitigating hedging, and certain transactions on behalf of customers and activities in certain asset classes, the parameters of these exceptions and requirements are unclear. Trading activities engaged in by HSBC USA will be subject to restrictions designed to ensure compliance with the final Volcker Rule and subject to the development of extensive compliance policies and procedures. The final Volcker Rule also restricts acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, “covered funds”, which generally include entities that would be an investment company under the Investment Company Act of 1940, but for the exemptions provided in Section 3(c)(1) or Section 3(c)(7) of such Act, as well as certain commodity pools. The final Volcker Rule includes exemptions, among others, for certain limited investments in conjunction with asset management activities for customers, for loan securitizations, for asset-backed commercial paper conduits, and for underwriting and market making in covered funds. As with the proprietary trading restrictions, the exemptions are generally subject to a variety of compliance requirements and conditions. Any limited, yet permissible, investments in covered funds are required to be deducted from the Tier 1 capital of banking entities. The final Volcker

HSBC USA Inc.

Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities remain within one or more of the exemptions described in the final Volcker Rule. Compliance with the Volcker Rule could increase our operational and compliance costs, reduce our trading revenues, and adversely affect our results of operations.
The FRB has also issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Dodd-Frank Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, and stress test requirements. The FRB has issued final rules requiring covered entities to undergo annual stress tests conducted by the FRB and conduct their own “company-run” stress tests twice a year in conjunction with the CCAR program. Final regulations addressing the remaining items have not yet been adopted, and are likely to impose additional operational and compliance costs on us once they are finalized.
Our indirect parent, HSBC North America, is subject to assessment by the FRB as part of the CCAR program. CCAR is an annual exercise by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. We cannot be certain that the FRB will have no objections to our future capital plans submitted through the CCAR program. If we do not pass the CCAR review it could adversely affect our ability to make distributions, including dividends on our preferred stock and trust preferred securities, or to enter into acquisitions.
HSBC Bank USA is also required under the Dodd Frank Act to undergo the “DFAST,” an annual company-run stress test that runs concurrently with, and is submitted at the same time as, CCAR. The DFAST is based on the OCC’s stress scenario assumptions that are appropriate for the economic conditions assumed in each scenario. HSBC Bank USA is required to publish the results of the DFAST. If our stress testing projections differ significantly from our peers or the FRB objects to HSBC North America’s capital plan, this could have a material adverse effect on our reputation since CCAR and DFAST results are made public. See also "Our reputation has a direct impact on our financial results and ongoing operations" below.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the legislation, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the U.S., the European Union ("EU") or in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our business, results of operations or financial condition. Regulators in the EU and in the United Kingdom ("U.K.") are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. Furthermore, certain large global systemically important banks ("G-SIBs"), including HSBC, will be subject to capital surcharges and other enhanced prudential requirements. While the Financial Stability Board has identified HSBC as one of the two G-SIBs that would be subject to a 2.5 percent surcharge, the G-SIB surcharge has not yet been formally implemented in the U.S. or the U.K.
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
The transition to the new requirements under Basel III will continue to put significant pressure on regulatory capital and liquidity.  HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and related regulatory guidance, in accordance with current regulatory timelines. In December 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (the “Basel III Capital Framework”) and “International framework for liquidity risk measurement, standards and monitoring” (the “Basel III Liquidity Framework”) (together, Basel III). In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III Capital Framework and the Dodd-Frank Act’s phase-out of trust preferred securities from Tier 1 capital, which we refer to as the “Basel III Final Rule”. The Basel III Final Rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income or "OCI" in capital. The Basel III Final Rule also increases capital requirements for counterparty credit risk. As of January 1, 2014, HSBC North America and HSBC Bank USA are required to begin complying with the effective portions of the Basel III Final Rule. The Basel III Final Rule will materially increase our regulatory capital requirements over the next several years.
In addition to the Basel III Final Rule, there continue to be numerous proposals or potential proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well

HSBC USA Inc.

as our ability to meet these requirements. The Basel Committee has finalized a framework for domestic systemically important banks (“D-SIBs”) which is intended to supplement the G-SIB framework by imposing a capital buffer on certain banks that have an important impact on their domestic economies. While, the Basel III Final Rule did not address the adoption of a surcharge on D-SIBs, federal banking regulators noted that they are considering a capital surcharge for institutions with $50 billion or more in total consolidated assets, or some subset of such institutions, consistent with the Basel Committee’s surcharge proposals. In addition, the Basel Committee has proposed revisions to the Basel III Leverage ratio (known in the U.S. as the “supplementary leverage ratio” or "SLR") that, if adopted as proposed, would substantially increase the denominator of the Basel III Leverage ratio, primarily with regard to exposures for derivatives and securities financing transactions (“SFTs”), and could further increase the capital requirements applicable to HSBC North America and HSBC Bank USA. The FRB has also indicated it is considering proposals relating to the use of short-term wholesale funding by financial institutions, particularly SFTs, which could include a capital surcharge based on the institution’s reliance on such funding, and/or increased capital requirements applicable to SFT matched books. Accordingly, there continues to be significant uncertainty regarding significant portions of the capital regime that will apply to HSBC North America and, as a result, the ultimate impact of these capital requirements will have on our long term capital planning and the results of our operations.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Participation by HSBC North America in the Federal Reserve’s CCAR stress test process will also require that HSBC North America maintain sufficient capital to meet minimum regulatory ratios including a 5 percent Tier 1 common ratio (as defined by the Federal Reserve) over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. HSBC Bank USA is also required to participate in the OCC’s DFAST, that runs concurrently with, and is submitted at the same time as, the CCAR. These stress testing requirements are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
HSBC North America is also in the process of evaluating the Basel III Liquidity Framework and the U.S. proposed rules for liquidity risk management. The Basel Committee has proposed two minimum liquidity risk measures. The liquidity coverage ratio ("LCR") measures the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The net stable funding ratio ("NSFR") measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Federal Reserve and the OCC have proposed rules to implement the LCR with stricter requirements and a faster implementation timeline than the Basel Committee has established. The U.S. regulators have not yet issued a proposal to implement the NSFR for U.S. banking organizations. HSBC USA may need to increase its liquidity profile to support HSBC North America's compliance with these future rules.
Preparation for Basel III has influenced and is likely to continue to influence our regulatory capital and liquidity planning process, and is expected to impose additional operational and compliance costs on us. We are unable at this time to determine the extent of changes HSBC USA will need to make to its liquidity or capital position, if any, and what effect, if any, such changes will have on our results of operations or financial condition. New regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital and may require us to increase our capital or liquidity. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could require us to liquidate assets or otherwise change our business and/or investment plans, which may negatively affect our financial results.
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
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and U.K. government agencies regarding past inadequate compliance with AML/BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the FRB, the OCC and FinCEN in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and historical transactions involving parties subject to OFAC economic sanctions. As part of the resolution, HSBC and HSBC Bank USA entered into the five-year U.S. DPA with the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia, and HSBC entered into the two-year DANY DPA with the New York County District Attorney, and HSBC consented to a cease and desist order and a monetary penalty order with the FRB. In addition, HSBC Bank USA entered into a monetary penalty consent order with FinCEN and a separate monetary penalty order with the OCC. HSBC also entered into an undertaking with the U.K. Financial Services Authority, now a FCA Direction, to comply with certain forward-looking obligations with respect to AML and sanctions requirements over a five-year term.

HSBC USA Inc.

Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who also will be, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael Cherkasky was selected as the independent monitor and his monitorship is proceeding as anticipated and consistent with the timelines and requirements set forth in the relevant agreements. In July 2013, the United States District Court for the Eastern District of New York entered an order approving the U.S. DPA pursuant to the court's supervisory power and granting the parties' application to place the case in abeyance for five years. The court will maintain supervisory power over the implementation of the U.S. DPA while the case is in abeyance.
If HSBC and HSBC Bank USA fulfill all of the requirements imposed by the U.S. DPA, the U.S. Department of Justice's charges against those entities will be dismissed at the end of the five-year period of that agreement. Similarly, if HSBC fulfills all of the requirements imposed by the DANY DPA, DANY's charges against it will be dismissed at the end of the two-year period of that agreement. The U.S. Department of Justice may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the U.S. DPA if HSBC or HSBC Bank USA breaches the terms of the U.S. DPA, and DANY may prosecute HSBC in relation to the matters which are the subject of the DANY DPA if HSBC violates the terms of the DANY DPA.
HSBC Bank USA, as dollar clearer for all U.S. dollar transactions for HSBC globally, manages a significant AML risk in the global correspondent banking area because of the breadth and scale of that area, especially as it relates to transactions involving affiliates and global correspondent banks in high risk AML jurisdictions. A significant AML violation in this area or the utilization of the global affiliate and correspondent banking network by terrorists or other perpetrators of financial crimes could have materially adverse consequences under the US DPA, the DANY DPA or our other consent agreements. The remediation of our AML risk is a key priority, however the design and execution of remediation plants is complex, requiring major investment in people, systems and other infrastructure. This complexity creates risk that the timeline for execution of some of our remediation activities could be delayed, which could impact our ability to satisfy our regulators on our progress regarding meeting certain of our obligations under the US DPA, the DANY DPA and our other consent agreements.
In the event of the prosecution of criminal charges, there could be significant collateral consequences to HSBC and its affiliates, including potential restrictions on our ability to operate in the U.S., loss of business or licenses, withdrawal of funding and harm to our reputation, all of which would have a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. In addition, the settlement with regulators does not preclude private litigation relating to, among other things, HSBC's compliance with applicable anti-money laundering, BSA and sanctions laws, which, if determined adversely, may result in judgments, settlements or other results that could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm.
Failure to comply with certain regulatory requirements would have an adverse material effect on our results and operations. As reflected in the GLBA Agreement entered into with the OCC on December 11, 2012, the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a financial subsidiary. As a result, HSBC USA and its parent bank holding companies no longer meet the qualification requirements for financial holding company status and may not engage in any new types of financial activities without the prior approval of the FRB. In addition, HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on the GLB Act. Similar consequences could result for subsidiaries of HSBC Bank USA that engage in financial activities in reliance on expanded powers provided for in the GLB Act. Any such divestiture or termination of activities would have an adverse material effect on the consolidated results and operation of HSBC USA.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity.  As previously reported, HSBC Bank USA entered into the OCC Servicing Consent Order with the OCC and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America entered into a similar consent order with the FRB following completion of a broad horizontal review of industry foreclosure practices.
The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required. The Servicing Consent Orders required an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower

HSBC USA Inc.

was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance Corporation and HSBC North America entered into an agreement with the FRB, which we refer to as the "IFR Settlement Agreements, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2013, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 28, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders, this settlement will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review are no longer required. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. In addition, the settlement related to the Independent Foreclosure Review does not preclude future private litigation concerning these practices. Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC Bank USA, together with our affiliate HSBC Finance, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $38 million in the fourth quarter of 2011 (which was reduced by $6 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude private litigation concerning foreclosure and other mortgage servicing practices.
Beginning in late 2010, we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. We have resumed processing suspended foreclosure activities in substantially all states and have now referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states. The number of new real estate owned ("REO") properties added to inventory will continue to be impacted due to certain states having foreclosure timelines that have extended.
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

HSBC USA Inc.

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
Operational risks, such as systems disruptions or failures, data quality, breaches of security, cyberattacks, human error, the outsourcing of certain operations, changes in operational practices or inadequate controls may adversely impact our business and reputation.  Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. For example, data quality is critical for our risk and compliance functions as well as for decision making and operational processes. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, electronic devices or electronic networks. Lack of high quality data and effective reporting systems can impact all levels of management decision making, enterprise risk management, governance and our ability to meet our regulatory requirements. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail, are subject to cyberattack that compromises electronic devices or networks, or have other significant shortcomings, we could be materially adversely affected. Also, in order to react quickly to or meet newly-implemented regulatory requirements, we may need to change or enhance systems within very tight time frames, which would increase operational risk.
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
In recent years, internet and other cyberattacks, identity theft and fraudulent attempts to obtain personal and financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Such acts can affect our business by:

•	threatening the assets of our customers, potentially impacting our customer’s ability to repay loan balances and negatively impacting their credit ratings;

HSBC USA Inc.

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
The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational organizations. During 2013, HSBC was subjected to several 'denial of service' attacks on our external facing websites across Europe, Latin America, Asia and North America. A denial of service attack is the attempt to intentionally paralyze a computer network by flooding it with data sent simultaneously from many individual computers. We experienced one significant global attack during which we were attacked by numerous individuals over a three hour period. Each attack lasted 15 to 20 minutes and used a different attack profile. During active attacks, customers were intermittently unable to access our websites. Although we received few complaints, there were three instances when access to HSBC websites was unavailable. While there was limited effect from all other attacks with services maintained and no data losses, there can be no assurance that future attacks will not result in service outages and the loss of data.

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
Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our raising the minimum payment or fees to be charged on credit card accounts;

•	the decision to sell credit card receivables or our determining to acquire or sell residential mortgage loans and other loans;

•	changes to our customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	our increasing investment in technology, business infrastructure and specialized personnel;

•	changes to our AML and sanctions policies and the related operations practices; or

•	our outsourcing of various operations.
We depend on third-party suppliers, outsource providers and our affiliates for a variety of services. The OCC requires financial institutions to maintain a third party risk management program, which includes due diligence requirements for third parties as well as for our affiliates who may perform services for us. If our third party risk management and due diligence program is not sufficiently robust this could lead to regulatory intervention. If outsourcing services are interrupted or not performed or the performance is poor this could damage our reputation and our client relationships and adversely affect our operations and our business.
The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any "material weaknesses" in our internal control. In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given year.
Continued economic uncertainty related to U.S. markets could negatively impact our business operations and our access to capital markets.  Concerns regarding U.S. debt and budget matters have also caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and the downgrading of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operations of our business and our financial results and condition. Additionally, macroeconomic or market concerns related to the lack of confidence in the U.S. credit and debt ratings may prompt outflows from our funds or accounts. The subsequent deterioration of consumer confidence may diminish the demand for the products and services of our consumer business, or increase the cost to provide such products and services.
Federal Reserve Board policies can significantly affect business and economic conditions and our financial results and condition.  The FRB regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities and mortgage servicing rights ("MSRs"). Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans.

HSBC USA Inc.

Expectations that the scale of government repurchase schemes and quantitative easing measures may be reduced have resulted in more volatile market conditions. Changes in FRB policies are beyond our control and can be hard to predict.
Our inability to meet funding requirements due to deposit attrition or credit ratings could impact operations.  Our primary source of funding is deposits, augmented by issuance of commercial paper and term debt. Adequate liquidity is critical to our ability to operate our businesses. Despite the apparent improvements in overall market liquidity and our liquidity position, future conditions that could negatively affect our liquidity include:

•	an inability to attract or retain deposits;

•	diminished access to capital markets;

•	an increased interest rate environment for our commercial paper, deposits or term debt;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC subsidiaries and clients.
These conditions could be caused by a number of factors, including internal and external factors, such as, among others:

•	financial and credit market disruption;

•	volatility or lack of market or customer confidence in financial markets;

•	lack of market or customer confidence in HSBC or negative news about us or the financial services industry generally; and

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
Our credit ratings are an important part of maintaining our liquidity. Any downgrade in our credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts. Downgrades in our credit ratings also may trigger additional collateral or funding obligations which could negatively affect our liquidity, including as a result of credit-related contingent features in certain of our derivative contracts. On February 6, 2014, Standard and Poor's published a request for comment regarding proposed revisions to their treatment of Bank and Prudentially Regulated Finance Company Hybrid Capital Instruments. The adoption of any such revisions may unfavorably impact the ratings of our Preferred Stock, Trust Preferred securities and Subordinated Debt.
Our "cross-selling" efforts to increase the number of products our customers buy from us and offer them all of the financial products that fulfill their needs is a key part of our growth strategy, and our failure to execute this strategy effectively could have a material adverse effect on our revenue growth and financial results. Selling more products to our customers - "cross-selling" - is very important to our business model and key to our ability to grow revenue and earnings especially during the current environment of slow economic growth and regulatory reform initiatives. Key among these cross-sell opportunities is the collaboration between CMB and GB&M, which is an area where many of our competitors also focus. In RBWM many of our competitors also focus on cross-selling, especially in retail banking and mortgage lending. In both instances, this can limit our ability to sell more products to our customers or influence us to sell our products at lower prices, reducing our net interest income and revenue from our fee-based products. It could also affect our ability to keep existing customers. New technologies could require us to spend more to modify or adapt our products to attract and retain customers. Our cross-sell strategy also is dependent on earning more business from our HSBC customers, and increasing our cross-sell ratio - or the average number of products sold to existing customers - may become more challenging.
Changes in interest rates could reduce the value of our mortgage servicing rights and result in a significant reduction in earnings.  As a residential mortgage servicer in the U.S., we have a portfolio of MSRs, which is in run-off. An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee, which prior to the conversion of our mortgage processing and servicing operations to PHH Mortgage, we retained when we sold originated mortgage loans. Beginning with May 2013 applications, we now sell our agency eligible mortgage originations to PHH Mortgage on a servicing released basis which results in no new servicing rights being recognized. Prior to our strategic relationship with PHH Mortgage, MSRs were recognized as a separate and distinct asset at the time loans were sold. We initially valued MSRs at fair value at the time the related loans were sold and subsequently measure MSRs at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. When interest rates fall, borrowers are usually

HSBC USA Inc.

more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Any decrease in the fair value of our MSRs will reduce earnings in the period in which the decrease occurs, which can result in earnings volatility. While interest rate risk is mitigated through an active hedging program, hedging instruments and models that we use may not perfectly correlate with the value or income being hedged and, as a result, a reduction in the fair value of our MSRs could have a significant adverse impact on our earnings in a given period.
Increased credit risk, including as a result of a deterioration in economic conditions, could require us to increase our provision for credit losses and allowance for credit losses and could have a material adverse effect on our results of operations and financial condition. When we loan money or commit to loan money we incur credit risk, or the risk of losses if our borrowers do not repay their loans. The credit performance of our loan portfolios significantly affects our financial results and condition. If the current economic environment were to deteriorate, more of our customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and provision for credit losses. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might increase the allowance because of changing economic conditions, including falling home prices and higher unemployment, or other factors. For example, changes in borrower behavior or the regulatory environment also could influence recognition of credit losses in the portfolio and our allowance for credit losses.
While we believe that our allowance for credit losses was appropriate at December 31, 2013, there is no assurance that it will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, we may be required to build reserves in future periods, which would reduce our earnings.
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
The financial condition of our clients and counterparties, including other financial institutions, could adversely affect us. A significant deterioration in the credit quality of one of our counterparties could lead to concerns in the market about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure, and increasing the losses (including mark-to-market losses) that we could incur in our market-making and clearing businesses.
Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. HSBC routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by the counterparty or client. When such a client becomes bankrupt or insolvent, we may become entangled in significant disputes and litigation with the client's bankruptcy estate and other creditors or involved in regulatory investigations, all of which can increase our operational and litigation costs.
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
We may incur additional costs and expenses relating to mortgage loan repurchases and other mortgage loan securitization-related activities.  In connection with our loan sale and securitization activities with Fannie Mae and Freddie Mac (the "Government Sponsored Entities" or "GSEs") and loan sale and private-label securitization transactions, HUSI has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio ("LTV") greater than 80 percent, and the use of the GSEs’ standard legal documentation. We may be, and have been, required to repurchase loans and/or indemnify the GSEs and other private investors for losses due to breaches of these representations and warranties.

HSBC USA Inc.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider several factors, including the level of outstanding repurchase demands in inventory and our historical defense rate, the level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate, the level of potential future demands based on historical conversion rates of loans for which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate and any settlements reached with our counterparties. While we believe that our current repurchase liability reserves are adequate, the factors referred to above are dependent on economic factors, investor demand strategies, housing market trends and other circumstances, which are beyond our control and, accordingly, there can be no assurance that such reserves will not need to be increased in the future.
We have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI, and serve as trustee of various securitization trusts. Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the industry's residential foreclosure issues continue, HSBC Bank USA has taken title to an increasing number of foreclosed homes as trustee on behalf of various securitization trusts. As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various obligations of law, including laws regarding property upkeep and tenants' rights. While we believe and continue to maintain that the obligations at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of "HSBC, as trustee." We expect this level of focus will continue and, potentially, intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment.   In the ordinary course of business, HSBC USA and its affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 28, "Litigation and Regulatory Matters," certain of which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, in the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other regulators, including the CFPB, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. See "Regulatory investigations, fines, sanctions and requirements relating to conduct of business and financial crime could negatively affect our results and brand" and "We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity" above.
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
Changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates may adversely impact the value of debt securities and other financial instruments we hold or issue that are linked to such reference rates and could adversely impact our financial condition or results of operations. As a result of concerns about the accuracy of the calculation of the daily LIBOR, a number of British Bankers’ Association (the "BBA") member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. Government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released (the "Wheatley Review"). The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR (the "FCA Rules"). In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey

HSBC USA Inc.

LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. NYSE Euronext Rate Administration Ltd. has been appointed as the independent LIBOR administrator, effective in early 2014. Similar changes may occur with respect to other reference rates. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would impact the value of any debt securities we hold or issue that are linked to LIBOR or other reference rates, or any loans, derivatives and other financial obligations or extensions of credit we hold or are due to us, or for which we are an obligor, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
Regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions could negatively impact our business structures, activities and practices. The Dodd-Frank Act requires HSBC as a foreign bank holding company and our ultimate parent to prepare and submit annually a plan for the orderly resolution of the U.S. businesses under the U.S. Bankruptcy Code in the event of future material financial distress or failure. The Dodd-Frank Act focuses on reducing risks to the U.S. financial system, requiring a plan to demonstrate how the relevant entities can be resolved in a "rapid and orderly" fashion in a manner that avoids systemic risks. Similarly, HSBC Bank USA must prepare and submit an annual resolution plan under the Federal Deposit Insurance Act. HSBC Bank USA is required to regularly provide a plan to the FDIC that is executable for resolving the bank in the event of its failure that protects depositors, maximizes the net present value return on assets and minimizes the amount of any losses to creditors, including the FDIC’s Deposit Insurance Fund. These plans must include information on resolution strategy, major counterparties and "interdependencies," among other things, and require substantial effort, time and cost across all of our businesses and geographies. These resolution plans are subject to review by the FRB and the FDIC.
If the FRB and the FDIC both determine that these resolution plans are not "credible" (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow the regulators to resolve the U.S. businesses in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), and we do not remedy the deficiencies within the required time period, we could be required to restructure or reorganize businesses, legal entities, or operational systems and intracompany transactions in ways that could negatively impact operations, or be subject to restrictions on growth. We could also eventually be subjected to more stringent capital, leverage or liquidity requirements, or be required to divest certain assets or operations.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 17, "Income Taxes," in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board ("FASB"), the International Accounting Standards Board ("IASB"), the SEC and our bank regulators, including the OCC and the FRB, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. For example, the FASB's financial instruments project could,

HSBC USA Inc.

among other things, significantly change how we value our receivables portfolio, which could also affect the level of deferred tax assets that we recognize. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
The exposure to certain countries in the eurozone may adversely impact our earnings.  Eurozone countries are members of the EU and part of the euro single currency bloc. The peripheral eurozone countries are those that exhibited levels of market volatility that exceeded other eurozone countries, demonstrating fiscal or political uncertainty which may persist into 2014. In 2013, in spite of improvements through austerity and structural reforms, the peripheral countries of Greece, Ireland, Italy, Portugal and Spain continued to exhibit a high ratio of sovereign debt to gross domestic product and excessive fiscal deficits. During 2013, we continued to monitor and reduce where appropriate our overall net exposure to counterparties domiciled in other eurozone countries that had exposures to sovereign and/or banks in peripheral eurozone countries of sufficient size to threaten their on-going viability in the event of an unfavorable conclusion to the current crisis. However, we continue to be exposed to certain eurozone related risk as it relates to governments and central banks of selected eurozone countries with near/quasi government agencies, banks and other financial institutions and other corporates. Given that the recent fiscal or political instability while improved is not completely ameliorated for many of these countries, it is possible that our continued exposure to these economies may adversely impact our earnings.
Key employees may be difficult to retain due to contraction of the business and limits on promotional activities.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our financial performance, reductions in variable compensation and other benefits could raise concerns about key employees’ future compensation and opportunities for promotion. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within the HSBC Group or could not be sourced in the market, our ability to manage our business, in particular through any future difficult economic environment may be hindered or impaired.
Significant reductions in pension assets may require additional financial contributions from us.  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2013, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $457 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
We may not be able to meet regulatory requests for data. New regulatory requirements necessitate more frequent reporting, which requires accurate, consistent and timely management information and analysis to be produced. Inadequate management information systems or processes could lead to a failure to meet our regulatory reporting obligations or other internal or external information demands.
Item 1B.    Unresolved Staff Comments

None.

HSBC USA Inc.

Item 2.    Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018, which HSBC Bank USA owned until April 2010. In April 2010, HSBC Bank USA sold our headquarters building at 452 Fifth Avenue and entered into a lease for the entire building for one year, followed by eleven floors of the building for a total of 10 years, along with four other temporary floors for periods between nine and 15 months. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HSBC Bank USA has 157 branches in New York, 37 branches in California, 18 branches in Florida, nine branches in New Jersey, seven branches in Virginia, four branches in Washington, three branches in Connecticut, three branches in Maryland, two branches in the District of Columbia, two branches in Pennsylvania and one branch in each of Delaware and Oregon at December 31, 2013. We also have 13 representative offices in New York, three in California, two in Texas, Pennsylvania and Massachusetts, and one in each of the District of Columbia, Florida, Georgia, Illinois, North Carolina, New Jersey, Oregon, and Washington. Approximately 21 percent of these offices are located in buildings owned by HSBC Bank USA and the remaining are located in leased premises. In addition, there are offices and locations for other activities occupied under various types of ownership and leaseholds in New York and other states, none of which are materially important to our operations. HSBC Bank USA also owns properties in Montevideo, Uruguay and leases premises in Bogota, Columbia and Lima, Peru.
In 2012, we completed the sale of 195 non-strategic retail branches, including certain loans, deposits and related branch premises, located primarily in upstate New York, to First Niagara Bank N.A.
Item 3.    Legal Proceedings

See "Litigation and Regulatory Matters" in Note 28, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements beginning on page 231 for our legal proceedings disclosure, which is incorporated herein by reference.
Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

HSBC USA Inc.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.
Item 6.    Selected Financial Data

On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One. The sale included our General Motors and Union Plus credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Because the credit card and private label receivables sold were classified as held for sale prior to disposition and the operations and cash flows from these receivables were eliminated from our ongoing operations upon disposition without any significant continuing involvement, we have reported the results of these credit card and private label card and closed-end receivables sold as discontinued operations for all periods presented.
In June 2010, we decided to exit our wholesale banknotes business. During the fourth quarter of 2010, we completed the exit of substantially all of this business and as a result, this business is reported as discontinued operations for all periods presented.
The following selected financial data presented below excludes the results of our discontinued operations for all periods presented.

HSBC USA Inc.

Year Ended December 31,	2013	2012	2011	2010	2009
	(dollars are in millions)
Statement of Income (Loss) Data:
Net interest income	$2,041	$2,158	$2,434	$2,613	$2,984
Provision for credit losses (1)	193	293	258	34	1,431
Total other revenues	1,857	1,973	2,325	2,207	1,401
Operating expenses excluding goodwill impairment and expense relating to certain regulatory matters	3,356	3,367	3,819	3,341	3,219
Goodwill impairment	616	—	—	—	—
Expense relating to certain regulatory matters	—	1,381	—	—	—
Income (loss) from continuing operations before income tax expense (benefit)	(267)	(910)	682	1,445	(265)
Income tax expense (benefit)	71	338	227	439	(98)
Income (loss) from continuing operations	(338)	(1,248)	455	1,006	(167)
Income from discontinued operations, net of tax	—	203	563	558	25
Net income (loss)	$(338)	$(1,045)	$1,018	$1,564	$(142)
Balance Sheet Data as of December 31:
Loans:
Construction and other real estate	$9,034	$8,457	$7,860	$8,228	$8,858
Business and corporate banking	14,446	12,608	10,225	7,945	7,521
Global banking	21,625	20,009	12,658	10,745	9,725
Other commercial loans	3,389	3,076	2,906	3,085	3,910
Total commercial loans	48,494	44,150	33,649	30,003	30,014
Residential mortgages	15,826	15,371	14,113	13,697	13,722
Home equity mortgages	2,011	2,324	2,563	3,820	4,164
Credit card	854	815	828	1,250	1,273
Auto finance	—	—	—	—	1,701
Other consumer	510	598	714	1,039	1,187
Total consumer loans	19,201	19,108	18,218	19,806	22,047
Total loans	67,695	63,258	51,867	49,809	52,061
Loans held for sale	230	1,018	3,670	2,390	2,908
Total assets(5)	185,487	191,446	186,507	160,223	142,850
Total tangible assets(5)	183,817	189,150	184,264	157,578	140,177
Total deposits(2)	112,608	117,671	139,729	120,618	118,203
Long-term debt	22,847	21,745	16,709	17,080	15,043
Preferred stock	1,565	1,565	1,565	1,565	1,565
Common shareholder’s equity	14,899	16,271	16,937	15,168	13,612
Total shareholders’ equity	16,464	17,836	18,502	16,733	15,177
Tangible common shareholder’s equity	13,388	13,185	14,054	12,522	11,110

HSBC USA Inc.

Year Ended December 31,	2013	2012	2011	2010	2009
	(dollars are in millions)
Selected Financial Ratios:
Total shareholders’ equity to total assets	8.88%	9.32%	9.92%	10.44%	10.62%
Tangible common shareholder’s equity to total tangible assets	7.28	6.97	7.63	7.95	7.93
Total capital to risk weighted assets	16.47	19.52	18.39	18.14	14.19
Tier 1 capital to risk weighted assets	11.73	13.61	12.74	11.80	9.61
Tier 1 common equity to risk weighted assets	10.01	11.63	10.72	9.82	7.82
Rate of return on average:
Total assets	(.2)	(.7)	.3	.6	(.1)
Total common shareholder’s equity	(2.6)	(7.9)	2.4	6.3	(1.9)
Net interest margin	1.29	1.30	1.45	1.69	2.00
Loans to deposits ratio(3)	79.16	71.35	53.33	57.38	66.05
Efficiency ratio	101.9	114.9	80.2	69.3	73.4
Commercial allowance as a percent of loans(4)	.64	.72	1.31	1.74	3.02
Commercial net charge-off ratio(4)	.15	.37	.21	1.04	.75
Consumer allowance as a percent of loans(4)	1.55	1.73	1.65	1.66	3.15
Consumer two-months-and-over contractual delinquency	6.85	6.92	6.01	6.04	7.33
Consumer net charge-off ratio(4)	.85	1.32	1.33	2.13	2.47

(1)
During the fourth quarter of 2012 we extended our loss emergence for loans collectively evaluated for impairment using a roll rate migration analysis to 12 months, which resulted in an increase to our provision for credit losses of approximately $80 million. See ""Credit Quality" in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," and Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for additional discussion.

(2)	Includes $15.1 billion of deposits held for sale at December 31, 2011.

(3)
Represents period end loans as a percentage of domestic deposits equal to or less than $100,000. Excluding the deposits and loans held for sale to First Niagara, the ratio was 59.60 percent at December 31, 2011.

(4)	Excludes loans held for sale.

(5)
Reductions in trading assets and trading liabilities of $5.1 billion, $2.3 billion and $1.0 billion at December 31, 2012, 2011 and 2010, respectively, were made to properly reflect the elimination of certain affiliate inter-company balances relating to trading derivatives. We have determined that this correction had no impact to any other consolidated financial information presented for these years.

HSBC USA Inc.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed throughout this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will not involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, uncertainty relating to the U.S. debt and budget matters, the potential for future downgrading of U.S. debt ratings, a decline in housing prices, high unemployment, tighter credit conditions, changes in interest rates, the availability of liquidity, unexpected geopolitical events, heightened market concerns over sovereign creditworthiness in over-indebted countries, changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, CCAR, and DFAST;

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•	the ability of HSBC and HSBC Bank USA to fulfill the requirements imposed by the U.S., the DANY DPA, the GLBA Agreement and other consent agreements;

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors;

•	third party suppliers and outsourcing vendors ability to provide adequate services;

•	our ability to meet our funding requirements;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in FASB and IASB accounting standards;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	additional financial contribution requirements to the HSBC North America pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters.
Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events. For more information about factors that could cause actual results to differ materially from those in the forward-looking statements, see Item 1A, "Risk Factors" in this Form 10-K.

HSBC USA Inc.

Executive Overview

Organization and Basis of Reporting HSBC USA Inc. ("HSBC USA" and, together with its subsidiaries, "HUSI") is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" or "HSBC Group"). HUSI may also be referred to in MD&A as "we", "us" or "our".
Through our subsidiaries, we offer a comprehensive range of consumer and commercial banking products and related financial services. HSBC Bank USA, National Association ("HSBC Bank USA"), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 16 states and the District of Columbia. In addition to our domestic offices, we currently maintain foreign branch offices, subsidiaries and/or representative offices in Europe, Asia, Latin America and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, "Discontinued Operations," in the accompanying consolidated financial statements for further discussion.
Current Environment  The U.S. economy continued to slowly improve throughout 2013, however gross domestic product growth remained below the economy's potential growth rate. Consumer confidence improved during 2013 as consumers continued to feel better about their household finances due to rising home values and subdued inflation. Nonetheless, with continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of budget sequestration in March, consumer confidence remained volatile in 2013. While progress on the Federal budget was finally made in December 2013 and January 2014, domestic fiscal uncertainties, including federal budget and debt ceiling debates, continued to affect consumer sentiment throughout most of the year. Long-term interest rates began to rise during 2013, in part out of concern that the Federal Reserve would begin to slow its quantitative easing program if the economy continued to strengthen. While these concerns subsided to a certain extent in September when the Federal Reserve Board ("FRB") announced its bond buying program would continue at then current levels to support the slow growing economy, they resurfaced again towards the end of the year due to continuing improvements in economic growth and a stronger than expected November jobs report. That led to the FRB's announcement in mid-December that it would reduce its bond buying stimulus program beginning in January 2014. The Fed's announcement was greeted favorably by Wall Street and many others in the financial services industry as a sign of validation that the U.S. economy and the job market were finally on a more solid footing. As part of this announcement, FRB policy makers also strengthened their statement on short-term interest rates indicating that they would remain at near zero "well past" the time the unemployment rate falls below 6.5 percent. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to reduce unemployment to historical averages. Although unemployment rates, which are a major factor influencing credit quality, fell from 7.9 percent at the beginning of the year to 6.7 percent in December 2013, unemployment remains high based on historical averages. Also, a significant number of U.S. residents are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the "Dodd-Frank Act" or "Dodd-Frank"), will continue to impact our results in 2014 and beyond.
The housing market continued to strengthen in 2013 with overall home prices moving higher in many regions as demand increased and the supply of homes for sale remained restricted. However, the sharp decline in the share of foreclosed home sales currently being experienced, which is contributing to the increase in home sale prices, may not continue as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale along with the recent increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If a significant number of foreclosures come to market at the same time, due to the backlog or other delays in processing, it could have an adverse impact upon home prices.

HSBC USA Inc.

2013 Events

•
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage under our previously announced strategic relationship agreement with PHH Mortgage. See Note 10, "Intangible Assets," in the accompanying consolidated financial statements for further discussion of this agreement. We continue to originate mortgages for our customers with particular emphasis on Premier relationships.

•
In July 2013, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts. However, our testing results continued to indicate that there was only marginal excess of fair value over book value in our Global Banking and Markets reporting unit as its book value including goodwill was 92 percent of fair value. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first Comprehensive Capital Analysis and Review ("CCAR") submission and HSBC Bank USA's first Dodd-Frank Act Stress Testing ("DFAST") submission along with the finalization of Basel III rules, we made the decision to manage our businesses to a higher common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III advanced requirements (as opposed to Basel 2.5). Accordingly, we performed an interim impairment test of the goodwill associated with all of our reporting units at December 31, 2013. As a result of this testing, the fair value of our Retail Banking and Wealth Management, Commercial Banking and Private Banking reporting units continued to exceed their carrying values, with the book value of each reporting unit, including allocated goodwill being 80 percent or less of fair value. However, while our updated cash flow projections for our Global Banking and Markets reporting unit continue to reflect strong levels of earnings as we continue to expand this business, as a result of the capital and risk-weighted asset changes discussed above, the interim impairment test of the goodwill associated with this reporting unit as of December 31, 2013 indicated the book value of the reporting unit including goodwill was higher than its fair value and, as a result of completing our step two analysis, the entire amount of goodwill allocated to this reporting unit of $616 million was fully impaired and written off.

•
In October 2013, our Board of Directors approved a sale of our London Branch precious metals custody and clearing business to HSBC Bank plc. As the sale of this business is between affiliates under common control, we expect the consideration received in excess of our carrying value will result in an increase to additional paid-in-capital, net of tax, of approximately $60 million upon close. The cash sale is currently expected to be completed in the first half of 2014. At December 31, 2013, assets and liabilities related to this business totaled approximately $11.9 billion each, while revenue associated with this business was approximately $45 million and $70 million during 2013 and 2012, respectively. We will continue to operate our metals trading business which is unaffected by this decision.

•
During the fourth quarter of 2013, we entered into a settlement with the Federal National Mortgage Association (" FNMA") for $83 million which settled our liability for substantially all loans sold to FNMA between January 1, 2000 and June 26, 2012. The settlement resulted in a release of $15 million in repurchase reserves previously provided for this exposure. We continue to maintain repurchase reserves for FNMA exposure associated with residual risk not covered by the settlement agreement. A significant majority of the remaining repurchase reserve relates to repurchase exposure for loans sold to Federal Home Loan Mortgage Corporation ("FHLMC").

•
During 2013, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $475 million of leveraged acquisition finance loans previously held for sale. The following table provides a summary of the significant valuation adjustments associated with these legacy positions that impacted revenue during 2013, 2012 and 2011:

Year Ended December 31,	2013	2012	2011
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$54	$21	$15
Other structured credit products(1)	59	107	77
Mortgage whole loans held for sale (predominantly subprime)(2)	3	(13)	(22)
Leverage acquisition finance loans(3)	13	49	(16)
Total gains	$129	$164	$54

(1)	Reflected in Trading revenue in the consolidated statement of income (loss).

(2)	Reflected in Other income in the consolidated statement of income (loss).

(3)	Reflected in Loss on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

HSBC USA Inc.

•
Compliance related costs continued to be a significant component of our cost base totaling $302 million in 2013, compared with $426 million in 2012 and $295 million in 2011. While compliance related costs have continued to remain a significant component of our cost base in 2013, such costs declined compared with 2012 as the prior year reflects investment in Bank Secrecy Act ("BSA")/Anti-Money Laundering ("AML") process enhancements and infrastructure and, to a lesser extent, foreclosure remediation which did not occur at the same level in 2013. While we continue to focus on cost mitigation efforts as discussed below, we believe compliance related costs have permanently increased to higher levels due to the remediation of and continued compliance with the regulatory consent agreements.

•
We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we might be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Additional cost reduction opportunities have been identified and are in the process of implementation. Workforce reductions, some of which relate to our retail branch divestitures, have resulted in total full-time equivalent employees being reduced by 38 percent since December 31, 2010. Workforce reductions are also occurring in certain shared services functions other than compliance, which we expect will result in additional reductions to future allocated costs for these functions. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

•
We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

Performance, Developments and Trends Income (loss) from continuing operations was a loss of $338 million in 2013 compared with a loss of $1,248 million in 2012 and income of $455 million in 2011. Income (loss) from continuing operations before income tax was a loss of $267 million in 2013 compared with a loss of $910 million and income of $682 million in 2012 and 2011, respectively. The significant improvement in income (loss) from continuing operations before income tax compared with 2012 was driven largely by significantly lower operating expenses and, to a lesser extent, a lower provision for credit losses. Although operating expenses in 2013 includes goodwill impairment of $616 million, operating expenses in 2012 includes an expense of $1,381 million related to certain regulatory matters. These improvements were partially offset by lower net interest income and lower other revenues. Other revenues in 2012 includes a pre-tax gain of $433 million from the sale of certain retail branches to First Niagara Bank, N.A. ("First Niagara"). Income from continuing operations before income tax declined in 2012 compared with 2011 due to higher operating expenses for certain regulatory matters, lower net interest income, lower other revenue and a higher provision for credit losses. Our results in all periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income from continuing operations before income tax for all periods presented:

Year Ended December 31,	2013	2012	2011
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(267)	$(910)	$682
Fair value movement on own fair value option debt attributable to credit spread	165	361	(376)
Underlying income (loss) from continuing operations before income tax (1)	$(102)	$(549)	$306

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting in the table above, our underlying income (loss) from continuing operations before tax for 2013 improved $447 million, compared with 2012 as significantly lower operating expenses as discussed above and a lower provision for credit losses was partially offset by lower net interest income and lower other revenues.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Future Prospects  Our operations are dependent upon our ability to attract and retain deposits and, to a lesser extent, access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both sources of funding. These factors may include our debt ratings, overall economic conditions, overall market volatility, the counterparty credit limits of investors to the HSBC Group as a whole and the effectiveness of our management of credit risks inherent in our customer base.

HSBC USA Inc.

Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2014 is largely dependent upon macro-economic conditions which include a low interest rate environment, a housing market in the early stages of recovery, high unemployment, slow economic growth, debt and capital market volatility and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, charge-offs and ultimately our results of operations.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on a continuing operations basis of reporting. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
International Financial Reporting Standards ("IFRSs") Because HSBC reports financial information in accordance with IFRSs and IFRSs operating results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis.

Year Ended December 31,	2013	2012	2011
	(in millions)
Net income (loss) – U.S. GAAP basis	$(338)	$(1,045)	$1,018
Adjustments, net of tax:
IFRSs reclassification of fair value measured financial assets during 2008	(17)	(69)	1
Goodwill impairment	136	—	—
Securities	3	(3)	13
Derivatives	2	5	8
Loan impairment	29	69	(1)
Property	(10)	(15)	(23)
Pension costs	16	7	22
Purchased loan portfolios	—	—	(49)
Transfer of credit card receivables to held for sale and subsequent sale	—	(31)	—
Gain on sale of branches	—	92	—
Litigation accrual	63	(4)	22
Other	(30)	11	3
Net income (loss) – IFRSs basis	(146)	(983)	1,014
Tax expense – IFRSs basis	219	411	575
Profit (loss) before tax – IFRSs basis	$73	$(572)	$1,589
A summary of the differences between U.S. GAAP and IFRSs as they impact our results is presented below:
IFRS reclassification of fair value measured financial assets during 2008 - Certain securities were reclassified from "trading assets" to "loans and receivables" under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39, "Financial Instruments: Recognition and Measurement" ("IAS 39"), and are no longer marked to market under IFRSs. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as "trading assets" under U.S. GAAP.
Additionally, certain Leverage Acquisition Finance ("LAF") loans were classified as "trading assets" for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to "loans and advances" as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans were classified as "held for sale" and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in the first quarter of 2013.

HSBC USA Inc.

Goodwill impairment - Under IFRSs, goodwill was amortized until 2005 however under U.S. GAAP, goodwill was amortized until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under IFRSs.
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
Loan impairment - IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secure loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances.
Under U.S. GAAP, the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.
Credit loss reserves on troubled debt restructurings ("TDR Loans") under U.S. GAAP are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate.
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
Pension costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the "corridor"). As a result of amendments to the applicable IFRSs effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on plan assets.

HSBC USA Inc.

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
Gain on sale of branches - Under U.S. GAAP, the amount of goodwill allocated to the retail branch disposal group was higher as goodwill amortization ceased under U.S. GAAP in 2002 while under IFRSs, goodwill was amortized until 2005. This resulted in a lower gain under U.S. GAAP.
Litigation accrual - Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.
Other - Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, interest recognition, restructuring costs, servicing assets, precious metals and loans held for sale.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting standards generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position and results of operations of HSBC USA Inc.
The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements. Certain critical accounting policies affecting the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgments by our management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position and our results of operations. We base our accounting estimates on historical experience, observable market data, inputs derived from or corroborated by observable market data by correlation or other means and on various other assumptions that we believe to be appropriate, including assumptions based on unobservable inputs. To the extent we use models to assist us in measuring the fair value of particular assets or liabilities, we strive to use models that are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.
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
Allowance for Credit Losses Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed when they become contractually due. Consequently, we maintain an allowance for credit losses that reflects our estimate of probable incurred losses in the existing loan portfolio. Estimates are reviewed periodically and adjustments to the allowance for credit losses are reflected through the provision for credit losses in the period they become known. We believe the accounting estimate relating to the allowance for credit losses is a "critical accounting estimate" for the following reasons:

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
As an illustration of the effect of changes in estimates related to the allowance for credit losses a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $61 million in our allowance for credit losses at December 31, 2013.
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

•
All commercial loans that exceed $500,000 are evaluated individually for impairment. When a loan is found to be "impaired," a specific reserve is calculated. Reserves against impaired loans, including consumer and commercial loans modified in troubled debt restructurings, are determined primarily by an analysis of discounted expected cash flows with reference to independent valuations of underlying loan collateral and considering secondary market prices for distressed debt where appropriate.

•
Loans which are not individually evaluated for impairment and those evaluated and found not to be impaired are pooled into homogeneous categories of loans and collectively evaluated to determine if it is deemed probable, based on historical data and other environmental factors, that a loss has been incurred even though it has not yet been manifested itself in a specific loan.

For consumer receivables and certain small business loans other than troubled debt restructurings, we utilize a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. We also consider the expected loss severity based on the underlying collateral, if any, for the loan in the event of default. In addition to roll rate reserves, we provide loss reserves on consumer and commercial receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the roll rate statistics or historical trends that are not reflective of current inherent losses in the loan portfolio. Portfolio risk factors considered in establishing the allowance for credit losses on receivables include, as appropriate, growth, product mix and risk selection, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations, customer concentration and other factors which can affect payment patterns on outstanding receivables such as natural disasters. We also consider key ratios such as allowance as a percentage of loans, allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
An advanced credit risk methodology is utilized to support the estimation of incurred losses inherent in pools of homogeneous commercial loans and off-balance sheet risk. This methodology uses the probability of default from the customer risk rating assigned to each counterparty, the "Loss Given Default" rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques, which are combined with management's judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with our internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the required allowance for credit losses.

HSBC USA Inc.

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
Goodwill Impairment Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared with its carrying amount, which is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk-weighted assets a capital charge that, prior to the fourth quarter of 2013, was consistent with Basel 2.5 requirements, and additionally, allocating to that unit the remaining carrying amount of HUSI's net assets that is attributable to that unit. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first CCAR submission and HSBC Bank USA's first DFAST submission along with the finalization of Basel III rules, we made the decision to manage our businesses to a higher common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III advanced requirements (as opposed to Basel 2.5). Significant and long-term changes in the applicable reporting unit's industry and related economic conditions are considered to be primary indicators of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties. In evaluating possible impairment, specific factors we consider are: (a) the observance of material changes to business plan information (e.g., financial forecasts); (b) significant increases in observed peer group discount rates; (c) significant announced or planned business divestitures; (d) the margin by which the fair value of each reporting unit exceeded the carrying amount at the previous testing date; (e) deterioration in macroeconomic, industry or market conditions that have not yet been reflected in the latest business plan information; (f) other relevant events specific to the reporting unit (e.g., changes in management, strategy or customers, capital allocation or litigation).
The impairment testing of our goodwill is a "critical accounting estimate" due to the significant judgment required in the use of the approaches to determine fair value. We employ the discounted cash flow method and, starting with the goodwill impairment assessment made at December 31, 2012, a market approach, which focuses on valuation multiples for reasonably similar publicly traded companies and also considers recent market transactions, to determine fair value. The discounted cash flow method includes such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management's judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital percentage used to discount future cash flows. The risk adjusted cost of capital percentage is derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of that used by market participants which involves management's judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimate could change. When management's judgment is that the anticipated cash flows have decreased and/or the cost of capital percentage has increased, the effect will be a lower estimate of fair value. If the fair value of the reporting unit is determined to be lower than the carrying amount, an impairment charge may be recorded and net income will be negatively impacted.
Impairment testing of goodwill requires that the fair value of each reporting unit be compared with its carrying amount, including goodwill. Reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as an operating segment or any distinct, separately identifiable component one level below an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying amount of each reporting unit based on its relative fair value.
We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. We have decided not to elect the option to apply a qualitative assessment to our goodwill impairment testing in 2013 and, therefore continue to utilize a two-step process. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying amount including allocated goodwill of the reporting unit exceeds the unit’s fair value, a second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination is less than the carrying amount of goodwill, an impairment charge is recorded for the excess. Any impairment charge recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairments are not permitted. At July 1, 2013, the estimated fair value of each reporting unit exceeded its carrying amount and, as such, none of our recorded goodwill was deemed to be impaired.

HSBC USA Inc.

Due to historically narrow differences between the carrying amount and fair value of our Global Banking and Markets reporting unit and the results of our annual impairment testing at July 1, 2013, we performed an interim impairment test of the goodwill associated with this reporting unit at September 30, 2013 at which time the fair value of this reporting unit continued to exceed its carrying amount, including goodwill. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first CCAR submission and HSBC Bank USA's first DFAST submission along with the finalization of Basel III rules, we made the decision to manage our businesses to a higher common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III advanced requirements (as opposed to Basel 2.5). Accordingly, we performed an interim impairment test of the goodwill associated with all of our reporting units at December 31, 2013. As a result of this testing, the fair value of our Retail Banking and Wealth Management, Commercial Banking and Private Banking reporting units continued to exceed their carrying values, with the book value of each reporting unit, including allocated goodwill being 80 percent or less of fair value. However, while our updated cash flow projections for our Global Banking and Markets reporting unit continue to reflect strong levels of earnings as we continue to expand this business, as a result of the changes discussed above related to the Tier 1 common ratio and Basel III risk-weighted asset calculations, the interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit as of December 31, 2013 indicated the book value of the reporting unit including goodwill was higher than its fair value. As a result of this indicator of impairment, the second step of testing was performed for this reporting unit whereby the fair value of tangible net assets and unrecognized intangible assets were deducted from the fair value of the reporting unit to determine the implied fair value of goodwill. As the fair value of the tangible net assets and unrecognized intangible assets exceeded the fair value of this reporting unit, the step two analysis resulted in the impairment and write-off of the entire $616 million of goodwill allocated to this reporting unit. See Note 11, "Goodwill," in the accompanying consolidated financial statements for additional discussion.
Our goodwill impairment testing is highly sensitive to certain assumptions and estimates used as discussed above. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. If a significant deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital requirements of our business occurs, interim impairment tests for reporting units could again be required which may indicate that goodwill at one or more of our reporting units is impaired, in which case we would be required to recognize an impairment charge.
Valuation of Financial Instruments A significant portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, derivatives held for trading or used for hedging, securities available-for-sale and loans held for sale. Furthermore, we have elected to measure specific assets and liabilities at fair value under the fair value option, including commercial leveraged finance loans, structured deposits, structured notes, and certain own debt issuances. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, we use quoted prices to determine fair value. If quoted prices are not available, we base fair value on models using inputs that are either directly observable or are derived from and corroborated by market data.
Valuation Governance Framework - We have established a control framework to ensure fair values are either determined or validated by a function independent of the risk-taker. Controls over the valuation process are summarized in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Fair Value."
Valuation of Major Classes of Assets and Liabilities - The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 2.41 percent at December 31, 2013.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see "Fair Value" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HSBC USA Inc.

The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.

•
Derivatives - We manage groups of derivative instruments with offsetting market and credit risks. Accordingly, we measure the fair value of each group of derivative instruments based on the exit price of the group’s net risk position. The fair value of a net risk position is determined using internal models that utilize multiple market inputs. The majority of the market inputs can be validated through market consensus data. For complex or long-dated derivative products where market data is not available, fair value is sensitive to the limitation of the valuation model (model risk), the liquidity of the product (liquidity risk) and the assumptions about inputs not obtainable through price discovery process (data uncertainty risk). Accordingly, we make valuation adjustments to capture the risks and uncertainties. Because of the interrelated nature, we do not separately make an explicit adjustment to the fair value for each of these risks. Instead, we apply a range of assumptions to the valuation input that we believe implicitly incorporates adjustments for liquidity, model and data uncertainty risks.

We also include a credit risk adjustment to reflect the credit risk associated with the net derivative positions. In estimating the credit valuation adjustment, we net the derivative positions by counterparties. The fair value for a net long credit risk position is adjusted for the counterparty’s credit risk referred to as credit valuation adjustment (CVA) whereas the fair value for a net short credit risk position is adjusted for HUSI’s own credit risk referred to as debit valuation adjustment (DVA). We calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We estimate the implied probability of default based on the credit spreads of the specific counterparties observed in the credit default swap market. Where credit default spread of the specific counterparty is not available, we use the credit default spread of a specific proxy (e.g., the CDS spread of the parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swaps referencing to credit names of similar credit standing in the same industry sector and the historical rating-based probability of default. During 2012, we changed to use a market-implied probability of default in the determination of the credit risk adjustment to reflect evolving market practices which reduced trading revenue by $47 million.
We do not include a funding spread in the discount rate applied to the fair value measurement of uncollateralized derivatives. The application of such "funding fair value adjustment" is under consideration by the financial services industry, although no consensus has yet emerged. In the future, and possibly in 2014, we may adopt a "funding fair value adjustment" to reflect funding of uncollateralized derivatives at rates other than interbank offer rates.

•
Valuation of Securities - For the majority of our trading and available-for-sale securities, we obtain fair value for each security instrument from multiple independent pricing vendors (IPVs) and brokers, if available. We have established adequate controls in pricing vendor selection and fair value validation. The validation methods include but are not limited to comparisons among IPV prices for the same instrument, review and challenge IPV valuation methodologies, inputs and assumptions, and the elapsed time between the date to which market data relates and the measurement date. For securities that are difficult to value, we use a discounted cash flow model which estimates the fair value based on our assumptions in prepayment risk, default risk and loss upon default. We exercise significant judgment in estimating these assumptions and inputs to the valuation model. Nonetheless, we believe these model inputs reflect market participants' assumptions about risks and the risk premium required to compensate for undertaking risks. For certain non-recourse instruments, we use the fair value of the collateral as a proxy to the measurement.

•
Loans Held for Sale - Certain residential mortgage whole loans, consumer receivables and commercial loans are classified as held for sale and are accounted for at the lower of amortized cost or fair value. Where available, we measure held for sale mortgage whole loans based on transaction prices of loan portfolios of similar characteristics observed in the whole loan market. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return.

•
Commercial Leveraged Finance Loans - Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates, loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate.

•
Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model which incorporates our estimates of unobservable inputs for prepayment rates, discount rates and market servicing costs.

•
Structured Notes and Deposits - Structured notes and structured deposits are hybrid instruments containing embedded derivatives. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within

HSBC USA Inc.

the instruments. Depending on the complexity of the embedded derivative, the same risk elements of valuation adjustments described in the derivative section above would also apply to hybrid instruments. In addition, cash flows for the funded notes and deposits are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates and the structured note rates in recent executions.
Except for structured notes and deposits with embedded credit derivative features, the associated risks embedded in the hybrid instruments issued to customers are economically hedged with our affiliates through a freestanding derivative. As a result, HUSI is market risk neutral in substantially all of the structured notes and deposits.

•
Long-Term Debt (Own Debt Issuances) - The fair value of own debt issuances is based on the observed price for the identical or similar instruments transacted in the secondary market. However, the secondary market could become inactive or price quotes could be stale or differ among market participants. In those circumstances, we use inputs to value the interest rate and the credit spread components of the debt. Changes in such estimates, and in particular the own credit spreads could be volatile and markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the value of our debt designated at fair value would have resulted in a change to our reported mark-to-market of approximately $759 million for the year ended December 31, 2013.

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

•
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments, if any), are recorded in current period earnings;

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
The outcome of the statistical regression analysis serves as the foundation for determining whether or not a derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced revenue by approximately $194 million for the year ended December 31, 2013.
Mortgage Servicing Rights Prior to the conversion of our mortgage processing and servicing operations to PHH Mortgage, we retained the right to service agency eligible mortgage loans and recognized retained rights to service mortgage loans as a separate and distinct asset at the time the loans were sold. We initially valued residential mortgage servicing rights ("MSRs") at fair value at the time the related loans were sold and subsequently measure residential MSRs at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. Residential MSRs recorded on our balance sheet totaled

HSBC USA Inc.

$227 million and $168 million at December 31, 2013 and 2012, respectively. Beginning with May 2013 applications, we now sell our agency eligible mortgage originations to PHH Mortgage on a servicing released basis which results in no new servicing rights being recognized
MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market-based option adjusted spreads. The estimate of fair value is considered to be a "critical accounting estimate" because the assumptions used in the valuation models involve a high degree of subjectivity that is dependent upon future interest rate movements. The reasonableness of these pricing models is validated on a quarterly basis by reference to external independent broker valuations and industry surveys.
Because the fair values of MSRs are significantly impacted by the use of estimates, the use of different estimates can result in changes in the estimated fair values of those MSRs, which can result in equity and earnings volatility because such changes are reported in current period earnings.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.6 billion and $0.9 billion as of December 31, 2013 and 2012, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
We are included in HSBC North America's consolidated U.S. Federal income tax return and in certain combined state tax returns. We have entered into a tax allocation agreement with HSBC North America and its subsidiary entities ("HNAH Group") included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching conclusions on recoverability. Based on our forecasts of future taxable income, we currently anticipate that our continuing operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income. As a consequence, our current analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from operations and relies on continued liquidity and capital support from HSBC, including tax planning strategies implemented in relation to such support. Absent capital support from HSBC and implementation of the related tax planning strategies, we would record a valuation allowance against our deferred tax assets.
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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 can be found in Note 17, "Income Taxes," in the accompanying consolidated financial statements.
Our interpretations of tax laws are subject to examination by the Internal Revenue Service and state taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.
We are subject to the income tax laws of the U.S., its states and the jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company must make judgments and interpretations about the application of these inherently complex tax laws and related rulings when determining the provision for income taxes and must also make estimates about when certain items affect taxable

HSBC USA Inc.

income in its various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. We periodically evaluate the likelihood of assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations, and unrecognized tax benefits related to uncertain tax positions are adjusted when there is more information available or when an event occurs requiring a change. The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $334 million, $314 million and $276 million at December 31, 2013, 2012 and 2011, respectively. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties, if any related to uncertain tax positions as a component of other expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $208 million, $159 million and $130 million at December 31, 2013, 2012 and 2011, respectively See Note 17, “Income Taxes” in the accompanying consolidated financial statements for additional detail related to our uncertain tax positions.
Contingent Liabilities Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. These actions include assertions concerning violations of laws and/or unfair treatment of consumers. We have also been subject to various governmental and regulatory proceedings.
We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different from those estimates. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings and the opinions and views of legal counsel.
Litigation and regulatory exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. For further details, see Note 28, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at December 31, 2013 and increases (decreases) over prior periods:

		Increase (Decrease) From
		December 31, 2012		December 31, 2011
	December 31, 2013	Amount	%	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$22,694	$4,907	27.6%	$(7,485)	(24.8)%
Loans, net	67,089	4,478	7.2	15,965	31.2
Loans held for sale	230	(788)	(77.4)	(3,440)	(93.7)
Trading assets	28,894	(1,980)	(6.4)	(7,587)	(20.8)
Securities	56,264	(13,072)	(18.9)	948	1.7
Other assets	10,316	496	5.1	(20,875)	(66.9)
	$185,487	$(5,959)	(3.1)%	$(22,474)	(10.8)%
Funding sources:
Total deposits	$112,608	$(5,063)	(4.3)%	$(27,121)	(19.4)%
Trading liabilities	10,875	(3,824)	(26.0)	(992)	(8.4)
Short-term borrowings	19,135	4,202	28.1	3,126	19.5
All other liabilities	3,558	(1,004)	(22.0)	(1,587)	(30.8)
Long-term debt	22,847	1,102	5.1	6,138	36.7
Shareholders’ equity	16,464	(1,372)	(7.7)	(2,038)	(11.0)
	$185,487	$(5,959)	(3.1)%	$(22,474)	(10.8)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and securities purchased under resale agreements. Balances will fluctuate from period to period depending upon our liquidity position at the time. Overall balances increased since December 31, 2012 as we managed our short-term liquidity to maximize earnings while retaining liquidity. Compared with December 31, 2011, overall balances decreased reflecting lower deposit levels and a redeployment of excess liquidity into loans.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at December 31, 2013 and increases (decreases) over prior periods:

		Increase (Decrease) From
		December 31, 2012		December 31, 2011
	December 31, 2013	Amount	%	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$9,034	$577	6.8%	$1,174	14.9%
Business and corporate banking	14,446	1,838	14.6	4,221	41.3
Global banking(1)	21,625	1,616	8.1	8,967	70.8
Other commercial loans	3,389	313	10.2	483	16.6
Total commercial loans	48,494	4,344	9.8	14,845	44.1
Consumer loans:
Residential mortgages	15,826	455	3.0	1,713	12.1
Home equity mortgages	2,011	(313)	(13.5)	(552)	(21.5)
Total residential mortgages	17,837	142.8		1,161	7.0
Credit Card	854	39	4.8	26	3.1
Other consumer	510	(88)	(14.7)	(204)	(28.6)
Total consumer loans	19,201	93.5		983	5.4
Total loans	67,695	4,437	7.0	15,828	30.5
Allowance for credit losses	606	(41)	(6.3)	(137)	(18.4)
Loans, net	$67,089	$4,478	7.2%	$15,965	31.2%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. Dollar lending to multinational banking customers managed by HSBC on a global basis as well as loans to HSBC affiliates which totaled $5,328 million, $4,514 million and $858 million at December 31, 2013, 2012 and 2011, respectively.

Commercial loan balances increased compared with both December 31, 2012 and 2011 due to new business activity, largely in global banking, including an increase in affiliate loans of $4,470 million since December 31, 2011, as well as in business and corporate banking, and, to a lesser extent, in construction and other real estate which reflects our continued focus on expanding our core proposition and proactively targeting companies with international banking requirements in key growth markets. This growth was strongest in the non-bank holding companies, health care and energy industries. These increases were partially offset by pay downs and managed reductions in certain exposures.
Residential mortgage loans increased modestly since December 31, 2012 due primarily to the inclusion of approximately $309 million in guaranteed loans purchased from the Government National Mortgage Association ("GNMA") which had previously been recorded in other assets. Repayments on these purchased GNMA loans are predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio. Compared with December 31, 2011, residential mortgage loans increased due to increases to the portfolio associated with originations targeted at our Premier customer relationships. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a portion of our new residential loan originations and target new residential mortgage loan originations towards our Premier customer relationships.
Prior to 2013, real estate markets in a large portion of the United States were affected by stagnation or declines in property values for a number of years. As a result, while the loan-to-value ("LTV") ratios for our mortgage loan portfolio have deteriorated since origination, we have recently seen a general improvement in the LTVs for our loan portfolio. The following table presents LTVs for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale.

HSBC USA Inc.

	LTVs at December 31, 2013(1)(2)		LTVs at December 31, 2012(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	87.4%	65.0%	79.5%	59.4%
80% < LTV < 90%	6.0	14.1	8.6	13.3
90% < LTV < 100%	3.8	9.5	5.7	11.5
LTV > 100%	2.9	11.3	6.2	15.8
Average LTV for portfolio	61.4	67.3	66.6	71.9

(1)
LTVs for first liens are calculated using the loan balance as of the reporting date. LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index ("HPI") at either a Core Based Statistical Area ("CBSA") or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of September 30, 2013 and 2012, respectively.

Credit card receivable balances, which represent our legacy HSBC Bank USA credit card portfolio, have remained relatively flat compared with December 31, 2012 and 2011.
Other consumer loans have continued to decrease since December 31, 2012 and 2011, reflecting the discontinuation of student loan originations and the run-off of our installment loan and auto finance portfolios.
Loans Held for Sale  The following table summarizes loans held for sale at December 31, 2013 and increases (decreases) over prior periods:

		Increase (Decrease) From
		December 31, 2012		December 31, 2011
	December 31, 2013	Amount	%	Amount	%
	(dollars are in millions)
Total commercial loans	$76	$(405)	(84.2)%	$(889)	(92.1)%
Consumer loans:
Residential mortgages	91	(381)	(80.7)	(1,967)	(95.6)
Credit card receivables	—	—	—	(416)	(100.0)
Other consumer	63	(2)	(3.1)	(168)	(72.7)
Total consumer loans	154	(383)	(71.3)	(2,551)	(94.3)
Total loans held for sale	$230	$(788)	(77.4)%	$(3,440)	(93.7)%
Commercial loans held for sale decreased compared with both December 31, 2012 and 2011. During the first quarter of 2013, we completed the sale of substantially all of our remaining leveraged acquisition finance syndicated loans which were originated with the intent of selling them to unaffiliated third parties, but we had been holding since the financial crisis. Commercial loans held for sale under this program were $3 million, $465 million and $377 million at December 31, 2013, 2012 and 2011, respectively. In addition, during 2012 we sold $2.5 billion of loans that were held for sale at December 31, 2011 as part of our agreement to sell certain retail branches to First Niagara which included $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. Commercial loans held for sale also includes a $55 million global banking project financing syndicated loan at December 31, 2013, as well as commercial real estate loans of $18 million, $16 million, and $55 million at December 31, 2013, 2012 and 2011, respectively.
Residential mortgage loans held for sale decreased compared with both December 31, 2013 and 2012. In addition to the residential mortgage loans held for sale to First Niagara at December 31, 2011 as discussed above, residential mortgage loans held for sale primarily includes agency eligible first mortgage loans originated and held for sale. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, these loans are sold servicing released directly to PHH Mortgage beginning with May 2013 applications. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $46 million, $52 million and $181 million at December 31, 2013, 2012 and 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.

HSBC USA Inc.

In addition to the other consumer loans held for sale to First Niagara at December 31, 2011 as discussed above, other consumer loans held for sale in all periods also includes certain student loans which we no longer originate.
Consumer loans held for sale are recorded at the lower of cost or fair value. The valuation adjustment on these was $77 million and $114 million at December 31, 2013 and 2012, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at December 31, 2013 and increases (decreases) over prior periods:

		Increase (Decrease) From
		December 31, 2012		December 31, 2011
	December 31, 2013	Amount	%	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,152	$(2,007)	(15.3)%	$(1,794)	(13.9)%
Precious metals	11,751	(581)	(4.7)	(5,331)	(31.2)
Derivatives(2)	5,991	608	11.3	(462)	(7.2)
	$28,894	$(1,980)	(6.4)%	$(7,587)	(20.8)%
Trading liabilities:
Securities sold, not yet purchased	308	101	48.8%	(35)	(10.2)%
Payables for precious metals	3,826	(1,941)	(33.7)	(3,173)	(45.3)
Derivatives(3)	6,741	(1,984)	(22.7)	2,216	49.0
	$10,875	$(3,824)	(26.0)%	$(992)	(8.4)%

(1)
Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate and foreign bonds and debt securities.

(2)
At December 31, 2013, 2012 and 2011 the fair value of derivatives included in trading assets has been reduced by $3.9 billion, $5.1 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At December 31, 2013, 2012 and 2011 the fair value of derivatives included in trading liabilities has been reduced by $2.1 billion and $1.3 billion and $6.3 billion respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased since December 31, 2012 and 2011 due to a decrease in U.S. Treasury, corporate and foreign sovereign positions held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased since December 31, 2012 due to an increase in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio and remained relatively flat with 2011 levels.
Precious metals trading assets decreased since December 31, 2012 due primarily to a sharp decline in spot rates, which was partially offset by an increase in inventory held as hedges for client activity. Compared with December 31, 2011, precious metals trading assets decreased due primarily to a decline in spot rates, a decrease in our own inventory positions held as hedges for client activity, and a decrease in unallocated metal balances held for customers due to increased competition for metal custody business. The lower payable for precious metals compared with December 31, 2012 and 2011 was primarily due to a decrease in obligations to return unallocated client balances as well as a reduction in spot rates.
Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, where the fair value would appear in the derivative line in the table above.
Derivative asset balances increased since December 31, 2012 due to market movements of foreign exchange and commodity derivatives which more than offset reductions in interest rate and credit derivatives. Compared with December 31, 2011, derivative asset balances decreased mainly due to market movements as valuations of interest rate, foreign exchange and credit derivatives all declined. The balances also reflect the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as we continue to actively reduce the exposure in the legacy structured credit business. Derivative liabilities decreased since December 31, 2012 due to market movements in interest rate and credit derivatives which more than offset increases in foreign exchange derivatives. Compared with December 31, 2011, derivative liability balances increased due to market movements as valuations of interest rate, foreign exchange and credit derivatives all increased.
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since December 31, 2012 reflects the sale of U.S.

HSBC USA Inc.

Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. Partially offsetting the decline was the addition of $200 million of securities held-to-maturity as a result of the consolidation of Bryant Park Funding LLC in the second quarter of 2013. Securities balances remained relatively flat compared with December 31, 2011. See Note 5, "Securities," in the accompanying consolidated financial statements for additional information.
Other Assets  Other assets includes intangibles, goodwill and in 2011, assets of discontinued operations. The increase from 2012 was driven by higher deferred tax assets, partially offset by the full impairment in 2013 of $616 million of goodwill previously allocated to our Global Banking and Markets ("GB&M") reporting unit. See Note 11, "Goodwill," in the accompanying consolidated financial statements for additional discussion. Compared with 2011, other assets declined primarily related to a reduction in assets of discontinued operations as a result of the sale of certain credit card receivables to Capital One in May 2012.
Deposits  The following summarizes deposit balances by major depositor categories at December 31, 2013 and increases (decreases) over prior periods:

		Increase (Decrease) From
		December 31, 2012		December 31, 2011
	December 31, 2013	Amount	%	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$91,229	$(4,621)	(4.8)%	$(10,440)	(10.3)%
Domestic and foreign banks	$20,425	166.8		(201)	(1.0)
U.S. government and states and political subdivisions	672	(21)	(3.0)	(163)	(19.5)
Foreign governments and official institutions	282	(587)	(67.5)	(1,173)	(80.6)
Deposits held for sale(1)	—	—	—	(15,144)	(100.0)
Total deposits	$112,608	$(5,063)	(4.3)%	$(27,121)	(19.4)%
Total core deposits(2)	$85,809	(4,272)	(4.7)%	$(18,330)	(17.6)%

(1)	Represents deposits sold to First Niagara.

(2)
We monitor "core deposits" as a key measure for assessing results of our core banking network. Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during all periods. Deposit balances at December 31, 2013 decreased since December 31, 2012 and 2011 driven by a strategic decision to actively reduce deposit interest rates in all customer segments with particular emphasis in the non-premier segments and, compared with December 31, 2011, the completion of the sale of 195 retail branches. The strategy for our core retail banking business includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits decreased to $20.9 billion at December 31, 2013 as compared with $22.8 billion and $29.9 billion at December 31, 2012 and 2011, primarily as a result of the impact of the deposit rate reductions; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity. We have made reductions to rates on certain deposits and, while we have seen declines in the associated deposit balances, we still retain substantial levels of liquidity.
Short-Term Borrowings  Short-term borrowings increased since December 31, 2012 and 2011 as a result of increased levels of securities sold under agreements to repurchase, partially offset by a reduction in commercial paper outstanding, and compared with 2011, a reduction in certain other short-term borrowings.
Long-Term Debt  Long-term debt increased compared with both December 31, 2012 and 2011 due primarily to the impact of debt issuances, partially offset by long-term debt retirements. Debt issuances during 2013 and 2012, respectively, included $1.0 billion and $3.8 billion of senior notes and $4.5 billion and $3.8 billion of medium-term notes, of which $1.1 billion and $299 million was issued by HSBC Bank USA.

HSBC USA Inc.

Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $1.1 billion during 2013 and $299 million during 2012. Total debt outstanding under this program was $4.5 billion and $4.8 billion at December 31, 2013 and 2012, respectively. Given the adequate liquidity of HSBC Bank USA, we do not anticipate the Global Bank Note Program being heavily used in the future as deposits will continue to be the primary funding source for HSBC Bank USA.
Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission ("SEC") totaled $4.4 billion during 2013 and $7.3 billion during 2012. Total long-term debt outstanding under this shelf was $11.7 billion and $10.1 billion at December 31, 2013 and 2012, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $1.0 billion at both December 31, 2013 and 2012. At December 31, 2013, we had the ability to access further borrowings of up to $5.3 billion based on the amount pledged as collateral with the FHLB.
In December 2012, we exercised our option to call $309 million of debentures previously issued by HUSI to HSBC USA Capital Trust VII (the "Trust") at the contractual call price of 103.925 percent which resulted in a net loss on extinguishment of approximately $12 million. The Trust used the proceeds to redeem the trust preferred securities previously issued to an affiliate. Under the proposed Basel III capital requirements, the trust preferred securities would have no longer qualified as Tier I capital. We subsequently issued one share of common stock to our parent, HNAI in 2012 for a capital contribution of $312 million.
All Other Liabilities  All other liabilities decreased compared with both December 31, 2012 and 2011 largely as a result of lower derivative balances associated with hedging activities, as well as lower outstanding settlement balances and lower repurchase reserves due primarily to the settlement with FNMA that occurred in the fourth quarter of 2013.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).
Net Interest Income  Net interest income declined in 2013 reflecting the impact of lower interest income on securities and short-term investments due to lower interest rates and lower average outstanding balances. These decreases were partially offset by lower interest expense on deposits reflecting lower average rates paid and lower average outstanding balances including the impact of completing our retail branch sale to First Niagara in 2012, and higher interest income on loans driven by higher average balances on commercial loans due to new business volume. Net interest income declined in 2012 compared with 2011 due to lower interest income on securities and short-term investments due to lower rates partially offset by lower interest expense on deposits and higher interest income on loans driven by higher average commercial loan balances as discussed above and lower interest charges relating to estimated tax exposures.
Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption "Consolidated Average Balances and Interest Rates."
In the following table, which summarizes the significant components of net interest income, interest expense includes $50 million and $237 million in 2012 and 2011 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

HSBC USA Inc.

		2013 Compared to 2012 Increase (Decrease)			2012 Compared to 2011 Increase (Decrease)
Year Ended December 31,	2013	Volume	Rate	2012	Volume	Rate	2011
	(in millions)
Interest income:
Interest bearing deposits with banks	$58	$6	$(6)	$58	$(16)	$(2)	$76
Federal funds sold and securities purchased under resale agreements	10	(24)	(4)	38	13	(32)	57
Trading assets	118	(16)	24	110	(16)	(71)	197
Securities	897	(88)	(126)	1,111	252	(404)	1,263
Loans:
Commercial	1,142	169	(79)	1,052	198	(49)	903
Consumer:
Residential mortgages	559	16	(52)	595	26	(68)	637
Home equity mortgages	71	(21)	(3)	95	(25)	2	118
Credit cards	72	(13)	5	80	(15)	8	87
Other consumer	32	(9)	(4)	45	(14)	(8)	67
Total consumer	734	(27)	(54)	815	(28)	(66)	909
Other interest	41	(4)	2	43	(22)	21	44
Total interest income	3,000	16	(243)	3,227	381	(603)	3,449
Interest expense:
Deposits in domestic offices:
Savings deposits	65	(24)	(89)	178	(27)	(52)	257
Other time deposits	107	26	(61)	142	4	(5)	143
Deposits in foreign offices:
Foreign banks deposits	5	(1)	—	6	2	(5)	9
Other time and savings	6	(7)	(1)	14	(6)	2	18
Deposits held for sale	1	(16)	—	17	—	1	16
Short-term borrowings	40	8	4	28	(9)	(7)	44
Long-term debt	661	71	(90)	680	45	(10)	645
Total interest expense	885	57	(237)	1,065	9	(76)	1,132
Tax interest expense	53	3	17	33	32	(98)	99
Tax liabilities	938	60	(220)	1,098	41	(174)	1,231
Net interest income – taxable equivalent basis	2,062	$(44)	$(23)	2,129	$340	$(429)	2,218
Less: tax equivalent adjustment	21			21			21
Net interest income – non taxable equivalent basis	$2,041			$2,108			$2,197

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table.

Year Ended December 31,	2013	2012	2011
Yield on total earning assets	1.88%	1.98%	2.26%
Expense on interest bearing liabilities	.79	.84	.86
Interest rate spread	1.09	1.14	1.40
Benefit from net non-interest paying funds(1)	.20	.16	.05
Net interest margin	1.29%	1.30%	1.45%

(1)	Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. The increased percentages reflect growth in this excess.
The following table summarizes the significant trends affecting the comparability of 2013, 2012 and 2011 net interest income and interest rate spread. Net interest income in the table is presented on a taxable equivalent basis.

	2013		2012		2011
Year Ended December 31,	Amount	Interest Rate Spread	Amount	Interest Rate Spread	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$2,129	1.14%	$2,218	1.40%	$2,324	1.66%
Increase (decrease) in net interest income associated with:
Trading related activities	26		(109)		129
Balance sheet management activities(1)	(14)		(15)		(84)
Commercial loans	120		38		(13)
Deposits	(20)		(80)		96
Residential mortgage banking	(15)		(44)		18
Interest on estimated tax exposures	(20)		66		(94)
Other activity	(144)		55		(158)
Net interest income/interest rate spread for current year	$2,062	1.09%	$2,129	1.14%	$2,218	1.40%

(1)
Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to managing such risk, are described under the caption "Risk Management" in this MD&A.

Trading related activities  Net interest income for trading related activities increased during 2013 as lower funding costs and higher rates were partially offset by lower average balances. Net interest income for trading related activities decreased during 2012 primarily due to lower rates earned on interest earning trading assets. Net interest income for trading related activities increased during 2011 primarily due to higher balances on interest earning trading securities, which was partially offset by lower rates earned on these assets.
Balance sheet management activities  Lower net interest income from balance sheet management activities during 2013, 2012 and 2011 reflects the impact of the sale of certain securities for risk management purposes and a lower interest rate environment which, in 2013, was partially offset by lower funding costs.
Commercial loans  Net interest income on commercial loans increased during 2013 primarily due to higher average loan balances due to new business activity as well as lower levels of nonperforming loans which was partially offset by higher funding costs and a lower average yield on these loans. Net interest income on commercial loans increased during 2012 primarily due to higher average loan balances as well as lower levels of nonperforming loans and lower funding costs which was partially offset by a lower average yield on these loans. Net interest income on commercial loans was lower during 2011 due to lower average loan yields, partially offset by lower funding costs and higher average loan balances.
Deposits Lower net interest income during 2013 primarily reflects the impact of lower rates of return on invested capital and, to a lesser extent, lower average balances and lower rates paid on interest bearing deposits. Lower net interest income during 2012 reflects the impact of lower average balances on interest bearing deposits and improved spreads in the Retail Banking and Wealth Management ("RBWM") and Commercial Banking ("CMB") business segments as deposit pricing has been adjusted to reflect

HSBC USA Inc.

the on-going low interest rate environment. Higher net interest income during 2011 reflects higher spreads in RBWM and CMB business segments as deposit pricing was adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends by the current low rate environment.
Residential mortgage banking revenue Net interest income on residential mortgage banking revenue was lower in both 2013 and 2012 reflecting lower residential mortgage average outstanding balances and increased deferred cost amortization due to higher portfolio prepayments, partially offset in 2013 by widening interest spreads largely as a result of lower portfolio funding costs. The reduction in residential mortgage average outstanding balances was primarily as a result of the sale of branches to First Niagara in 2012, which was partially offset by an increase in residential mortgage loans to our Premier customers. Higher net interest income during 2011 resulted from lower funding costs.
Interest on estimated tax exposures  Reflects the impact of the change in interest expense associated with tax reserves on estimated exposures between periods.
Other activity  Net interest income on other activity was lower during 2013, largely driven by lower rates of return on invested capital related to short-term and long-term borrowing. Net interest income on other activity was higher during 2012, largely driven by lower unallocated funding costs. Net interest income on other activity was lower during 2011, largely attributable to lower net interest income from the sale of auto finance receivables in the previous year.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Commercial:
Construction and other real estate	$(7)	$(33)	$11
Business and corporate banking	48	48	(3)
Global banking	26	14	31
Other commercial	(5)	(10)	(28)
Total commercial	$62	$19	$11
Consumer:
Residential mortgages	42	114	133
Home equity mortgages	54	72	49
Credit card receivables	32	67	46
Other consumer	3	21	19
Total consumer	131	274	247
Total provision for credit losses	$193	$293	$258
Provision as a percentage of average loans	0.3%	0.5%	0.5%
During 2013, our provision for credit losses decreased $100 million driven by a lower provision for credit losses in our consumer loan portfolio partially offset by a higher provision for credit losses in our commercial loan portfolio. During 2012, our provision for credit losses increased $35 million primarily due to completing our review of loss emergence period for loans collectively evaluated for impairment using a roll rate migration analysis and extending our loss emergence period for these loans to 12 months for U.S. GAAP which resulted in the recording of an incremental credit loss provision of approximately $80 million ($75 million of which related to consumer loans, including $50 million related to residential mortgage loans and $25 million related to credit card loans) in the fourth quarter of 2012. Excluding the impact of this incremental provision, our provision for credit losses declined in 2012, driven by a lower provision in our consumer loan portfolio, partially offset by a modestly higher provision in our commercial loan portfolio. During 2013, 2012 and 2011, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $41 million, $96 million and $63 million, respectively.
In our commercial portfolio, the provision for credit losses in 2013 includes a specific provision associated with a single corporate banking customer relationship. Excluding the impact of this item, our commercial provision for credit losses remained higher reflecting higher levels of reserves primarily associated with large global banking loan exposures. Our commercial portfolio provision for credit losses was modestly higher in 2012 driven largely by increased levels of reserves for risk factors associated with expansion activities in the U.S. and Latin America. In addition, we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels in all years, including reductions in higher risk rated loan balances, stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships. While these improvements resulted in an overall release of loss reserves in all years, the releases were lower in 2013 when compared with 2012 and in 2012 when compared with 2011.

HSBC USA Inc.

The provision for credit losses on residential mortgages including home equity mortgages decreased $90 million during 2013. Excluding the impact of the incremental provision for the change in loss emergence period as discussed above, the provision for credit losses on residential mortgages including home equity mortgages decreased $46 million in 2012. The decreases in both years were driven by continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Partially offsetting the decrease in 2012 were higher charge-offs in our home equity mortgage portfolio due to an increased volume of loans where we had decided not to pursue foreclosure.
The provision for credit losses associated with credit card receivables decreased $35 million during 2013. Excluding the impact of the incremental provision for the change in loss emergence period as discussed above, the provision for credit losses on credit card receivables decreased $4 million in 2012. The decreases in both years reflect improved economic conditions, including lower dollars of delinquency, improvements in loan delinquency roll rates and lower average receivable levels.
Our methodology and accounting policies related to the allowance for credit losses are presented in "Critical Accounting Policies and Estimates" in this MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements" in the accompanying consolidated financial statements. See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues.

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Credit card fees	$43	$87	$129
Other fees and commissions	706	766	832
Trust income	123	110	108
Trading revenue	474	498	349
Other securities gains, net	202	145	129
HSBC affiliate income:
Fees and commissions	154	164	167
Other affiliate income	48	38	35
Total HSBC affiliate income	202	202	202
Residential mortgage banking revenue	80	16	37
Gain (loss) on instruments designated at fair value and related derivatives	(32)	(342)	471
Gain on sale of branches	—	433	—
Other income:
Valuation of loans held for sale	9	(12)	(27)
Insurance	11	9	13
Earnings from equity investments	3	(1)	40
Miscellaneous income	36	62	42
Total other income	59	58	68
Total other revenues	$1,857	$1,973	$2,325
Credit card fees  Credit card fees declined in 2013 and 2012 due to lower outstanding balances driven by the sale of a portion of the portfolio as part of the sale of 195 retail branches in 2012, as well as a continued trend towards lower late fees due to improved customer behavior. Also contributing to the decrease in 2013 was higher costs associated with our credit card rewards program due to higher estimated customer redemption rates which increased our redemption liability by approximately $16 million.
Other fees and commissions  Other fee-based income declined in 2013 reflecting lower account service related fees primarily due to the impact of the sale of 195 retail branches as discussed above and a decline in credit facility related fees primarily due to a decrease in syndication fees. Also contributing to the decline in 2013 was lower custodial fees due to a decrease in precious metals average inventory held under custody as well as a decline in average metals prices. Other fee-based income decreased in 2012 reflecting the impact of the retail branch sale as discussed above and the implementation of new legislation in late 2011 which limits fees paid by retailers to banks on debit card purchases. The following table summarizes the components of other fees and commissions.

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Account services	$289	$309	384
Credit facilities	197	220	250
Custodial fees	57	76	74
Other fees	163	161	124
Total other fees and commissions	$706	$766	$832
Trust income  Trust income increased in 2013 reflecting higher fee income associated with our management of fixed income assets driven by growth in emerging market debt and offshore high yield and high income assets. Trust income was relatively flat in 2012.

HSBC USA Inc.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading related revenue by business activity and includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated statement of income (loss). Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Trading revenue	$474	$498	$349
Net interest income	(15)	(42)	78
Trading related revenue	$459	$456	$427
Business Activities:
Derivatives(1)	$185	$172	$199
Balance sheet management	12	(9)	(62)
Foreign exchange	174	207	209
Precious metals	74	76	93
Global banking	5	1	2
Other trading	9	9	(14)
Trading related revenue	$459	$456	$427

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
2013 Compared with 2012 Trading related revenue remained stable during 2013 as higher revenue from balance sheet management activities, derivatives and global banking were largely offset by lower revenue from foreign exchange.
Trading revenue from derivative products increased during 2013 driven by higher new deal activity on domestic interest rate products and lower interest costs related to structured notes issuance. Partly offsetting these revenue improvements was a decline in emerging markets related derivatives, which were impacted by less stable economic conditions in Latin America, and lower valuation gains from structured credit products. In addition, revenue from debit valuation adjustments on derivative liabilities declined in 2013 as our own credit spread tightened relative to 2012. In addition, 2012 included a gain from the change in methodology for estimating debit valuation adjustments as discussed below.
Trading revenue related to balance sheet management activities increased during 2013 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue decreased during 2013 due to lower revenue from a reduction in trade volumes and price volatility. Precious metals revenue decreased slightly during 2013 from reduced client demand.
Global banking revenue improved during 2013 from valuation gains on credit default swap hedge positions, additionally 2012 included a loss on a loan sale.
Other trading revenue remained flat during 2013.
2012 Compared with 2011  Trading related revenue increased during 2012 due to higher revenue from balance sheet management and other trading activities, partially offset by lower revenue from derivatives, precious metals and foreign exchange.
Trading revenue related to derivatives products decreased in 2012 due primarily to a change in credit risk adjustment estimates on derivatives. During 2012, we changed our estimate of credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation, consistent with evolving market practices. This change resulted in a reduction to other trading revenue of $47 million. Also contributing to lower revenues in 2012 was lower net interest income, mainly from reduced holdings of interest bearing instruments and higher interest costs associated with increased issuances of structured notes. Partially offsetting these revenue decreases was higher income from our credit related exposures, including reserve releases in valuations associated with our legacy global markets businesses and gains associated with the termination of certain structured credit exposures in advance of scheduled maturity dates.
Trading revenue related to balance sheet management activities improved during 2012 primarily as economic hedge positions used to manage interest rate risk improved due to a more stable interest rate environment.
Foreign exchange trading revenue decreased during 2012 from lower volumes and reduced margins due to tightening spreads.

HSBC USA Inc.

Precious metals trading revenues decreased during 2012 as a result of lower metals price volatility and a decline in trading volumes.
Global banking trading revenue decreased during 2012 mainly from a loss on a loan sale partially offset by the change in the valuation of credit default swap hedge positions.
Other trading revenue increased in 2012 from movements in interest rate curves used to value certain instruments and valuation reserve releases.
Other securities gains, net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During 2013, 2012 and 2011, we sold $35.3 billion, $10.5 billion and $21.4 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and, in 2011, to adjust portfolio risk duration as well as to reduce risk-weighted asset levels. The gross realized gains and losses from sales of securities in all years, which is included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
HSBC affiliate income  Affiliate income remained flat in both 2013 and 2012.
Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Net interest income	$180	$195	$239
Servicing related income:
Servicing fee income	79	87	109
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	88	(15)	(136)
Customer payments	(43)	(61)	(77)
Trading – Derivative instruments used to offset changes in value of MSRs	(69)	31	173
Total servicing related income	55	42	69
Originations and sales related income:
Gains on sales of residential mortgages	37	80	40
Provision for repurchase obligations	(21)	(134)	(92)
Trading and hedging activity	(5)	4	(11)
Total originations and sales related income (loss)	11	(50)	(63)
Other mortgage income	14	24	31
Total residential mortgage banking revenue included in other revenues	80	16	37
Total residential mortgage banking related revenue	$260	$211	$276
Net interest income was lower in 2013 and 2012 reflecting lower residential mortgage average outstanding balances primarily as a result of the sale of branches to First Niagara in 2012 and continued higher portfolio prepayments as a result of the low mortgage rate environment. Partially offsetting the decrease in 2013 was widening interest spreads, largely a result of lower portfolio funding costs. Consistent with our Premier strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans consist of conforming loans sold to PHH Mortgage as discussed further below.
Total servicing related income increased in 2013 driven by improved net hedged MSR performance partially offset by lower servicing fees due to a lower average serviced loan portfolio as a result of prepayments in excess of new additions to the serviced portfolio. As a result of our strategic relationship with PHH Mortgage, beginning with May 2013 applications, we no longer add new volume to our serviced portfolio as all agency eligible loans are now sold on a servicing released basis. Changes in MSR valuations are driven by updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing. Consequently, primarily as a result of rising mortgage rates, the MSR asset fair value increased in 2013 partially offset by losses on instruments used to hedge changes in the fair value of the MSRs. Total servicing related income decreased in 2012 driven by a lower average serviced loan portfolio as well as a decline in net hedged MSR performance. Due to the generally declining rate environment in 2012, updates to the MSR assumptions discussed above led to a lower MSR value.
Originations and sales related income (loss) improved in 2013 largely due to lower loss provisions for loan repurchase obligations associated with loans previously sold partially offset by lower gains on sales of residential mortgage loans. Originations and sales related income (loss) improved in 2012 as higher loss provisions for loan repurchase obligations associated with loans previously

HSBC USA Inc.

sold were more than offset by both increased gains on individual loan sales and improved trading and hedging activity. During 2013, we recorded a charge of $21 million due to our estimated exposure associated with repurchase obligations on loans previously sold compared with charges of $134 million and $92 million in 2012 and 2011, respectively. During the fourth quarter of 2013, we entered into a settlement with FNMA for $83 million which settled our liability for substantially all loans sold to FNMA between January 1, 2000 and June 26, 2012. The settlement resulted in a release of $15 million in repurchase reserves previously provided for this exposure. We continue to maintain repurchase reserves for FNMA exposure associated with residual risk not covered by the settlement agreement. A significant majority of the remaining repurchase reserve related to repurchase exposure for loans sold to the FHLMC.
Other mortgage income has fallen in 2013 due to a contractual fee arrangement with PHH Mortgage wherein PHH Mortgage retains ancillary fee income.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option has been elected. See Note 16, "Fair Value Option" in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Gain on sale of branches As discussed above, in 2012 we completed the sale of 195 non-strategic retail branches to First Niagara and recognized a pre-tax gain, net of allocated non-deductible goodwill, of $433 million.
Valuation of loans held for sale  Valuation adjustments on loans held for sale improved in 2013 and 2012 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $46 million, $52 million and $181 million as of December 31, 2013, 2012 and 2011, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).
Other income  Other income, excluding the valuation of loans held for sale as discussed above, decreased during 2013 driven largely by the establishment of a repurchase reserve of approximately $8 million relating to loans previously securitized, lower income from commercial and whole loan sales and the non-recurrence of miscellaneous income recorded in 2012 related to the retail branch sale which were partially offset by higher income associated with fair value hedge ineffectiveness related to securities available-for-sale. Other income in 2011 included gains of $53 million and $10 million, respectively, relating to the sale of our equity interest in a joint venture and the sale of certain non-marketable securities. Excluding the impact of these items, other income increased in 2012 driven by higher income associated with fair value hedge ineffectiveness, partially offset by lower earnings from equity investments.
Operating Expenses  Lower operating expenses in 2013 reflect lower compliance costs, the impact of our retail branch divestitures which reduced salaries and employee benefits expense as well as occupancy expense and the non-recurrence of expense related to certain regulatory matters which totaled $1,381 million during 2012, which was partially offset by a goodwill impairment of $616 million, higher fees paid to HTSU due to implementation of new regulatory requirements and higher other expenses driven by increased litigation expense. Compliance costs, while remaining a significant component of our cost base, declined to $302 million in 2013 compared with $426 million in 2012 as the prior year reflects investment in BSA/AML process enhancements and infrastructure and, to a lesser extent, foreclosure remediation which did not occur at the same level in 2013. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we believe compliance related costs have permanently increased to higher levels due to the remediation required by regulatory consent agreements.

HSBC USA Inc.

The following table summarizes the components of operating expenses.

Year Ended December 31,	2013	2012	2011
	(dollars are in millions)
Salary and employee benefits	$922	$944	1,114
Occupancy expense, net	230	241	280
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	14	27	36
Fees paid to HMUS	228	326	275
Fees paid to HTSU	1,000	912	967
Fees paid to other HSBC affiliates	217	215	235
Total support services from HSBC affiliates	1,459	1,480	1,513
Goodwill impairment	616	—	—
Expense related to certain regulatory matters	—	1,381	—
Other expenses:
Equipment and software	54	43	156
Marketing	43	47	67
Outside services	94	103	68
Professional fees	112	123	151
Postage, printing and office supplies	6	13	15
Off-balance sheet credit reserves	(14)	(26)	15
FDIC assessment fee	90	99	122
Insurance business	1	12	—
Miscellaneous	359	288	318
Total other expenses	745	702	912
Total operating expenses	$3,972	$4,748	$3,819
Personnel - average number	6,481	7,765	9,582
Efficiency ratio	101.9%	114.9%	80.2%
Salaries and employee benefits  Total salaries and employee benefits expense decreased during 2013 and 2012 driven by the impact of the sale of 195 non-strategic retail branches completed in 2012, continued cost management efforts and, compared with 2012, the non-recurrence of a pension curtailment gain recorded in 2012 which were partially offset by higher salaries expense relating to expansion activities associated with certain businesses.
Occupancy expense, net  Occupancy expense decreased in 2013 reflecting the impact of the reduction in size of our retail branch network including lower maintenance and utilities costs. Occupancy expense decreased in 2012 reflecting lower rent and lower utilities costs, including the impact of the retail branch sales as discussed above, as well as the commencement of the recognition of a $117 million deferred gain on the sale of our 452 Fifth Avenue headquarters building which began in April 2012 and is being recognized over the eight year remaining life of our lease. In addition, occupancy expense during 2011 includes $21 million relating to the write-off of leasehold improvements and lease abandonment costs associated with the consolidation of certain retail branch offices as well as a charge of $5 million associated with the closure of the Amherst Data Center.
Support services from HSBC affiliates  Includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans and, prior to May 1, 2012, certain credit card receivables. Support services from HSBC affiliates declined in 2013 as higher fees paid to HTSU relating to additional staff and consulting fees associated with regulatory reporting and capital planning activities were more than offset by lower fees paid to HMUS largely related to lower compliance costs as 2012 reflects investment in AML process enhancements and infrastructure which did not occur at the same level in 2013 and lower fees paid to HSBC Finance, which no longer services our credit card portfolio. Support services from affiliates declined in 2012 compared with 2011, reflecting lower fees paid to HTSU as increased costs relating to compliance, including costs associated with our BSA/AML and foreclosure remediation activities, was more than offset by workforce reductions in certain shared services functions which resulted in lower allocated costs for these functions and, as discussed above, lower fees paid to HSBC Finance partially offset by higher fees paid

HSBC USA Inc.

to HMUS, primarily related to compliance costs. Compliance costs reflected in support services from affiliates totaled $289 million during 2013 compared with $375 million and $252 million in 2012 and 2011, respectively.
Goodwill impairment Reflects the full impairment in 2013 of $616 million of goodwill previously allocated to our GB&M reporting unit. See Note 11, "Goodwill," in the accompanying consolidated financial statements for additional discussion.
Expense related to certain regulatory matters Included in 2012 is an expense of $1,381 million related to certain regulatory matters. See Note 28, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for additional information.
Other expenses  Other expenses increased in 2013 due to higher litigation expenses on exposure associated with certain previous residential mortgage-backed securities activity, lower recoveries on off-balance sheet credit exposures and higher capitalized software amortization which were partially offset by lower insurance expense, lower professional fees and lower FDIC assessment fees. Other expenses in 2012 included a $19 million expense accrual related to mortgage servicing matters and in 2011 included a charge of $110 million included within equipment and software relating to the impairment of certain previously capitalized software development costs which are no longer realizable. Also included in 2011 was a provision for interchange litigation as well as estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties and an expense accrual related to mortgage servicing matters which collectively totaled $123 million. Excluding these amounts, other expenses were higher in 2012 largely due to higher outside services fees and higher litigation expenses.
Efficiency ratio  Our efficiency ratio from continuing operations was 101.9 percent during 2013 compared with 114.9 percent in 2012 and 80.2 percent in 2011. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for 2013 was 97.8 percent compared with 105.7 percent in 2012 and 87.1 percent in 2011. Our efficiency ratio improved in 2013 compared with 2012 due to a decrease in operating expenses partially offset by a decrease in net interest income and in other revenues as 2012 includes a $433 million pre-tax gain from the sale of certain branches to First Niagara. While operating expenses declined in 2013, driven by the impact of our retail branch divestitures, cost mitigation efforts and the non-recurrence of a $1,381 million expense recorded in 2012 related to certain regulatory matters which was partially offset in 2013 by a goodwill impairment, they continue to reflect elevated levels of compliance costs. Excluding the impact of fair value on our own debt attributable to credit spread, our efficiency ratio remained higher in 2012 compared with 2011, due to higher operating expenses associated with the expense related to certain regulatory matters, partially offset by higher other revenues which included the branch sale gain. In addition to the items discussed above, the efficiency ratio increase in 2012 also reflects the non-recurrence of an impairment of certain software development costs as well as the impairment of leasehold improvements associated with certain branch closures which were recorded in 2011.
Income taxes Our effective tax rate was 26.6 percent in 2013 compared with 37.1 percent in 2012 and 33.3 percent in 2011. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 17, "Income Taxes," in the accompanying consolidated financial statements.

Segment Results – IFRSs Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, "Business" in this Form 10-K.
Our segment results are reported on a continuing operations basis. As previously disclosed, CMB has historically held investments in low income housing tax credits. The financial benefit from these investments is obtained through lower taxes. Since business segment returns are measured on a pre-tax basis, a revenue share has historically been in place in the form of a funding credit to provide CMB with an exact and equal offset booked to the Other segment. Beginning in 2013, this practice was eliminated and the low income housing tax credit investments and related financial impact are recorded entirely in the Other segment. We have reclassified prior period results in both the CMB and Other segments to conform to the revised current year presentation. As disclosed in Note 3, "Discontinued Operations," in the accompanying consolidated financial statements, our Card and Retail Services business, which was previously reported in our RBWM segment, is reported as discontinued operations and is not included in our segment presentation.
We report financial information to our parent, HSBC, in accordance with IFRSs. As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 23, "Business Segments," in the

HSBC USA Inc.

accompanying consolidated financial statements and under the caption, "Basis of Reporting" in the MD&A section of this Form 10-K.
Retail Banking and Wealth Management  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During 2013, we continued to direct resources towards the development and delivery of premium service, client needs based wealth and banking services with particular focus on HSBC Premier, HSBC's global banking service that offers customers a seamless international service as well as HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
Consistent with our strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans historically consist primarily of conforming loans sold to GSEs and beginning in May 2013, PHH Mortgage. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties and retained the servicing rights in relation to the mortgages upon sale. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage, we now sell our agency eligible originations beginning with May 2013 applications directly to PHH Mortgage on a servicing released basis which has resulted in no new mortgage servicing rights being recognized going forward.
The following table summarizes the IFRSs results for our RBWM segment:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income	$842	$854	$1,023
Other operating income	347	555	409
Total operating income	1,189	1,409	1,432
Loan impairment charges	129	204	247
Net operating income	1,060	1,205	1,185
Operating expenses	1,206	1,301	1,653
Loss before tax	$(146)	$(96)	$(468)
2013 loss before tax compared with 2012 Our RBWM segment reported a higher loss before tax during 2013. Our loss before tax in 2012 includes a gain of $238 million relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, loss before tax improved $188 million during 2013 driven by lower operating expenses, lower loan impairment charges, and higher other operating income, partially offset by lower net interest income.
Net interest income was lower during 2013 driven by lower deposit levels as a result of the branch sale to First Niagara. Partially offsetting the impact of the branch sale to First Niagara were margin improvements due to active re-pricing of the deposit base especially in the non-premier segments which reduced our funding costs. Residential mortgage average balances were lower due to the impact of the branch sales partially offset by an increase in residential mortgage loans to our Premier customers.
Other operating income included a gain from the completion of the sale of certain branches to First Niagara totaling $238 million in 2012. Excluding the gain on the sale of branches, other operating income increased in 2013 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans and improved net hedged mortgage servicing rights results, partially offset by lower gains on sales of mortgage loans.
Loan impairment charges decreased during 2013 driven by continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, improvements in delinquency roll rates and lower charge-offs including significant improvements in market value adjustments on loan collateral due to improvements in home prices which was partially offset by an incremental loan impairment charge of $15 million during the second quarter of 2013 to reflect an update to the period of time after a loss event a loan remains current before delinquency is observed.
Operating expenses were lower in 2013 primarily due to the sale of the 195 branches to First Niagara as well as lower compliance and legal costs and decreases in expenses driven by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas, as well as reduced marketing expenditures. Partially offsetting these improvements was the impact of a reduction in the amount of branch costs allocated to CMB and expense of $11 million related primarily to the lease obligations of seven branch offices recorded in the fourth quarter of 2013 that will be closed in 2014.
2012 loss before tax compared with 2011  Our RBWM segment reported a lower loss before tax during 2012, reflecting higher other operating income as a result of a gain from the sale of certain branches, lower loan impairment charges and lower operating expenses, partially offset by lower net interest income.

HSBC USA Inc.

Net interest income was lower during 2012 driven by lower deposit margins primarily as a result of lower returns related to deposits held for sale to First Niagara due to their short term nature, lower deposit balances as a result of the sale as well as a low interest rate environment. Net interest income related to consumer loans was lower as a result of the branch sale, however, net interest income related to residential mortgages improved as net interest income from the discounted collateral values on delinquent mortgage loans was partially offset by narrower spreads and increased deferred origination cost amortization as a result of higher prepayments. Residential mortgage average balances were slightly lower as the impact of the branch sale were almost entirely offset by an increase in residential mortgage loans to our Premier customers.
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
Loan impairment charges decreased in 2012 driven by improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in delinquency roll rates, partially offset by an incremental provision of approximately $25 million during the fourth quarter of 2012 associated with the completion of a review which concluded that the estimated average period of time from current status to write-off for loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) under IFRSs.
Operating expenses in 2012 included $56 million in litigation related charges, $19 million in expense related to mortgage servicing matters, partially offset by an $8 million reduction in estimated cost associated with penalties related to foreclosure delays involving loans serviced for GSEs. Operating expenses in 2011 included the impairment of previously capitalized software development costs, which resulted in a charge of $87 million, and charges of $86 million for estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties as well as an expense accrual related to mortgage servicing matters. Excluding these amounts, operating expenses were lower in 2012 primarily due to the sale of the 195 branches to First Niagara as well as a decrease in expenses in our retail banking business driven by several cost reduction initiatives primarily optimizing staffing in the branch network and administrative areas as well as reduced marketing expenditures. In addition, there were lower FDIC assessments beginning in the second quarter of 2011 as assessments are now based on assets rather than deposits. Partially offsetting these improvements in operating expense were transaction costs associated with our announced branch sale as well as increased compliance costs, increased cards servicing costs and the impact of a reduction in the amount of branch costs allocated to CMB based upon an updated cost study.
Commercial Banking  CMB's goal is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of internationally minded customers. Our CMB segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on our client's needs. Whether it is through commercial centers, the retail branch network, or via HSBCnet, CMB provides customers with products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture and collaborate across HSBC to capture a larger percentage of a relationship. During 2013, an increase in the number of relationship managers and product partners is enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest. This strategy has also led to a reduction in certain Business Banking customers who do not have significant international needs.
New loan originations have resulted in a 16 percent increase in average loans outstanding to Corporate Banking customers since 2012. The Commercial Real Estate group is focusing on selective business opportunities in markets with strong portfolio expertise, which resulted in a 13 percent increase in average outstanding loans for this portfolio since 2012. Total average loans increased 11 percent across all CMB business lines as compared with 2012.

HSBC USA Inc.

The following table summarizes the IFRSs results for our CMB segment:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income	$706	$673	$728
Other operating income	293	539	322
Total operating income	999	1,212	1,050
Loan impairment charges	45	4	6
Net operating income	954	1,208	1,044
Operating expenses	680	631	652
Profit before tax	$274	$577	$392
2013 profit before tax compared with 2012 Our CMB segment reported a lower profit before tax during 2013. Profit before tax in 2012 includes a gain of $278 million relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, profit before tax remained lower, declining $25 million during 2013, driven by higher operating expenses and higher loan impairment charges, partially offset by higher net interest income and higher other operating income.
Net interest income increased in 2013 due to the favorable impact of higher loan balances in expansion markets which more than offset lower business banking revenue due to the branch sale.
Other operating income includes a gain from the completion of the sale of certain branches to First Niagara totaling $278 million in 2012. Excluding the gain on the sale of branches, other operating income was higher during 2013 due to higher fees generated from trade services, foreign currency revenue and credit commitments, as well as an increase in debt and leverage acquisition financing activity.
Loan impairment charges were higher during 2013 primarily due to higher provisions as a result of loan growth in expansion markets.
Operating expenses increased during 2013 as additional expenses relating to staffing increases in growth markets including the West Coast, Southeast and Midwest and higher technology infrastructure costs were partially offset by a reduction in network costs due to the branch sale and a reduction in the amount of branch costs allocated from RBWM.
2012 profit before tax compared with 2011  Our CMB segment reported a 47 percent increase in profit before tax during 2012 as higher other operating income as a result of a gain from the sale of certain branches and lower operating expenses were partially offset by lower net interest income.
Net interest income in 2012 was lower, reflecting higher funding costs and lower business banking revenue due to the branch sale, partially offset by the favorable impact of higher loan balances.
Other operating income in 2012 reflects a $278 million gain from the sale of certain branches. Excluding the gain, other operating income was lower in 2012 due to lower interchange and deposit service fees as a result of our sale of certain branches.
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
Global Banking and Markets Our GB&M business segment supports HSBC’s emerging markets-led and financing-focused global strategy by leveraging the HSBC Group's advantages and scale, strength in developed and emerging markets and product expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. GB&M clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, we aim to develop a comprehensive understanding of each client’s financial requirements with a long-term relationship management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and PB to meet their domestic and international banking needs.
Within client-focused business lines, GB&M offers a full range of capabilities, including:

HSBC USA Inc.

•	Banking and financing solutions for corporate and institutional clients, including loans, working capital, trade services, payments and cash management, and leveraged and acquisition finance; and

•
A markets business with 24-hour coverage and knowledge of world-wide local markets which provides services in credit and rates, foreign exchange, precious metals trading, equities and securities services.

Also included in our GB&M segment is Balance Sheet Management, which is responsible for managing liquidity and funding under the supervision of our Asset and Liability Management Committee. Balance Sheet Management also manages our structural interest rate position within a limit structure.
We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher corporate loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other global businesses. GB&M segment results during 2013 benefited from more stable U.S. financial market conditions, which reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices.
The following table summarizes IFRSs results for the GB&M segment.

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income	$423	$606	$504
Other operating income	1,165	916	969
Total operating income(1)	1,588	1,522	1,473
Loan impairment charges (recoveries)	(4)	(1)	5
Net operating income	1,592	1,523	1,468
Goodwill impairment	480	—	—
Operating expenses, excluding goodwill impairment	984	997	986
Profit before tax	$128	$526	$482

(1)
The following table summarizes the impact of key activities on total operating income of the GB&M segment. The table has been updated to reflect the new management structure of GB&M (prior year comparatives have been restated to reflect this change).

Year Ended December 31,	2013	2012	2011
	(in millions)
Credit(2)	$104	$(11)	$35
Rates	116	49	141
Foreign Exchange and Metals	311	415	421
Equities	55	—	46
Total Global Markets	586	453	643
Capital Financing	247	235	163
Payments and Cash Management	337	348	304
Securities Services	13	36	69
Global Trade and Receivables Finance	42	41	41
Balance Sheet Management(3)	382	366	262
Debit Valuation Adjustment	(13)	51	—
Other(4)	(6)	(8)	(9)
Total operating income	$1,588	$1,522	$1,473

(2)
Credit includes $111 million, $56 million and $77 million in 2013, 2012 and 2011, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)	Includes gains on the sale of securities of $200 million, $123 million and $131 million in 2013, 2012 and 2011, respectively.

(4)	Other includes corporate funding charges and earnings on capital.

HSBC USA Inc.

2013 profit before tax compared with 2012 Our GB&M segment reported a lower profit before tax during 2013. The 2013 results include a full impairment of $480 million of goodwill previously allocated to our GB&M reporting unit. The carrying amounts of goodwill and the goodwill impairment were lower under IFRSs compared with U.S. GAAP, because under IFRSs, goodwill was amortized until 2005 while under U.S. GAAP, goodwill was amortized until 2002. See Note 11, "Goodwill," in the accompanying consolidated financial statements for additional discussion regarding the factors which led to the impairment. Excluding the goodwill impairment, profit before tax increased $82 million during 2013, driven primarily by higher other operating income and lower operating expenses, partially offset by lower interest income.
Foreign Exchange and Metals revenue declined during 2013 from reduced trading volumes and lower fees from metals safekeeping. In addition, 2012 included a one-time gain from the sale of an investment. Credit revenue increased during 2013 largely from valuation adjustments on legacy credit exposures. Gains on structured credit products from changes in fair value were $108 million during 2013 compared with $48 million during 2012. Included in the gains from structured credit products were increases in fair value related to exposures to monoline insurance companies of $54 million during 2013 compared with $21 million during 2012. Credit revenue also included valuation gains of $4 million during 2013 related to the fair value of sub-prime residential mortgage loans held for sale compared with valuation losses of $8 million during 2012. Revenue from Rates and Equities increased during 2013 due primarily to the impact of fair value adjustments on structured note liabilities which were related to movements in our own credit spreads. The increase in Rates was partially offset by lower revenue from emerging markets related products which were affected by less stable economic conditions in Latin America.
Corporate loan growth and lower liquidity costs on unused commitments resulted in higher Capital Financing revenue during 2013. Payments and Cash Management revenue decreased due to lower average deposit balances. Security services revenue declined in 2013 due to the transfer of our fund services business to an affiliate entity.
Balance Sheet Management reflected higher gains from the sales of securities during 2013, partially offset by lower net interest income resulting from lower reinvestment rates.
Debit valuation adjustments on derivative liabilities decreased during 2013 as our own credit spreads tightened compared with 2012. In addition, 2012 included a gain from the change in methodology for estimating debit valuation adjustments as discussed below.
Loan impairment charges were relatively flat in 2013 reflecting a stable credit environment.
Goodwill impairment reflects the full impairment in 2013 of $480 million of goodwill previously allocated to our GB&M reporting unit.
Operating expenses excluding goodwill impairment decreased during 2013 due primarily to reduced staff costs due to lower headcount and lower compliance costs associated with our BSA/AML remediation activities partially offset by higher litigation costs associated with our legacy credit business.
2012 profit before tax compared with 2011  Our GB&M segment reported a higher profit before tax during 2012 driven by higher net interest income and lower loan impairment charges (recoveries) partially offset by lower other operating income and higher operating expenses.
Net interest income increased during 2012 due to higher corporate loan and investment balances, partially offset by lower credit spreads on corporate loans as the business managed down high risk credit exposures and increased costs related to liquidity facilities.
Other operating income decreased in 2012 due to lower revenue from Foreign Exchange and Metals driven by a reduction in trading volumes and price volatility, losses from fair value adjustments on our structured notes liabilities and a decline in Security Services revenue resulting from the transfer of our fund services business to an affiliate entity. In addition, other operating income declined in 2012 due to a change in estimation methodology with respect to credit valuation adjustments and debit valuation adjustments, as discussed below. These reductions were partially offset by improved performance of economic hedges employed by Balance Sheet Management to manage interest rate risk, increased income from Payments and Cash Management generated from services to affiliates and increased financing revenue growth in loan balances.
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
Other operating income reflected gains on structured credit products of $81 million during 2012 compared with gains of $83 million during 2011. Included in structured credit products were exposures to monoline insurance companies that resulted in gains of $6 million during 2012 compared with gains of $15 million during 2011. Valuation losses of $8 million during 2012 were recorded against the fair values of sub-prime residential mortgage loans held for sale compared with valuation losses of $24 million in 2011.

HSBC USA Inc.

Loan impairment charges decreased during 2012 due to reductions in higher risk rated loan balances and the stabilization of credit downgrades.
Operating expenses increased during 2012 as higher compliance costs associated with our BSA/AML remediation activities were partially offset by decreased staff costs as a result of lower headcount.
Private Banking  Private Banking ("PB") provides wealth management and trustee services to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. Managed as a global business, PB offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and banking needs.
During 2013, we continued to dedicate resources in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates. Also in 2013, our compliance and risk framework was strengthened by the establishment of a Global Private Banking Global Standards Committee and a revised risk appetite framework. Client deposit levels decreased $100 million or 1 percent compared with December 31, 2012 mainly from international market customers. Total loans increased $530 million or 10 percent compared with the prior year from both commercial and residential mortgage portfolios. Overall period end client assets were lower than December 31, 2012 by $2.1 billion primarily due to a reduction in highly active institutional custody customer balances partially offset by higher PB wealth management and investment products.
The following table provides additional information regarding client assets during 2013 and 2012:

Year Ended December 31,	2013	2012
	(in billions)
Client assets at beginning of the period	$46.5	$47.7
Net new money (outflows)	(2.0)	(1.7)
Value change	(.1)	.5
Client assets at end of period	$44.4	$46.5
The following table summarizes IFRSs results for the PB segment.

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income	$189	$184	$180
Other operating income	109	106	184
Total operating income	298	290	364
Loan impairment charges (recoveries)	5	(3)	(30)
Net operating income	293	293	394
Operating expenses	254	232	261
Profit (loss) before tax	$39	$61	$133
2013 profit before tax compared with 2012 Our PB segment reported lower profit before tax during 2013 driven primarily by higher operating expenses and higher loan impairment charges, partially offset by higher net interest income.
Net interest income was higher from improved volumes in lending, partially offset by lower net interest from the reduction in demand deposit and certificate of deposit balances.
Other operating income was relatively flat in 2013 compared with 2012 as increased fees and commissions from higher managed and investment product balances was largely offset by reductions in other income from affiliates and custody product fees.
Loan impairment charges increased during 2013 due to a lower level of recoveries and higher provisions as a result of loan growth.
Operating expenses increased during 2013 primarily due to higher compliance and regulatory costs and costs associated with the closure of a foreign branch.

HSBC USA Inc.

2012 profit before tax compared with 2011  Our PB segment reported lower profit before tax during 2012 driven by lower other operating income and lower recoveries of loan impairment charges partially offset by higher net interest income and lower operating expenses.
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
Recoveries on loan impairment charges were lower in 2012 while continued improved credit conditions and client credit ratings favorably impacted 2012, these factors were more pronounced in 2011 leading to an overall reduction in recoveries compared with 2012.
Operating expenses decreased during 2012 due to lower staff costs and lower support service costs.
Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to credit risk on certain debt issued, income and expense associated with certain affiliate transactions, the economic benefits from investing in low income housing tax credit investments, adjustments to the fair value on HSBC shares held for stock plans and interest expense associated with certain tax exposures and, in 2012, an expense for certain regulatory matters.
In the fourth quarter of 2013, we concluded that given the inter-relationship between the tax benefits obtained from our investment in low income housing tax credits and the amortization of our investment balance in these credits, such amounts would be better presented net in other operating income rather than separately in operating expense and income tax provision for segment reporting purposes. We have reclassified results in all periods presented below to conform to this revised presentation.
The following table summarizes IFRSs Basis results for the Other segment.

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest expense	$(46)	$(43)	$(100)
Gain (loss) on own fair value option debt attributable to credit spread	(165)	(361)	376
Other operating income (loss)	87	92	117
Total operating income (loss)	(124)	(312)	393
Loan impairment charges	—	—	—
Net operating income	(124)	(312)	393
Operating expenses	98	1,465	68
Profit (loss) before tax	$(222)	$(1,777)	$325
2013 profit (loss) before tax compared with 2012 Profit (loss) before tax improved during 2013 driven largely by an expense accrual related to certain regulatory matters totaling $1.4 billion recorded in 2012 that did not re-occur. Excluding the impact of this item, profit (loss) before tax improved $174 million during 2013 primarily due to improvements in revenue associated with changes in fair value attributable to the credit spread of our own debt for which fair value option was elected.
2012 profit (loss) before tax compared with 2011  Profit (loss) before tax decreased in 2012 driven largely by an expense related to certain regulatory matters totaling $1.4 billion in 2012 as well as losses associated with changes in fair value attributable to the credit spread of our own debt for which fair value option was elected. Net interest expense was higher in 2012 due to a reduction in interest expense associated with changes in estimated tax exposures.
Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRSs basis. See Note 23, "Business Segments," in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. Also see Note 23, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our IFRSs segment results to U.S. GAAP consolidated totals.

HSBC USA Inc.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.
Allowance for Credit Losses  Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit grade and Loss Given Default are assigned and an allowance is established for these loans based on a probability of default estimate associated with each credit grade under the allowance for credit losses methodology. Credit Review, an independent second line of defense function, provides an ongoing assessment of lending activities that includes independently assessing credit grades and Loss Given Default estimates. See the caption "Risk Management" in this MD&A for additional information regarding the Credit Review function. When it is deemed probable based upon known facts and circumstances that full interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis.
Our credit grades for commercial loans align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal review unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency (the "OCC"). On average, it takes approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC's independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.
In situations where an external appraisal is not used to determine the fair value of the underlying collateral of impaired loans, current information such as rent rolls and operating statements of the subject property are reviewed and presented in a standardized format. Operating results such as net operating income and cash flows before and after debt service are established and reported with relevant ratios. Third-party market data is gathered and reviewed for relevance to the subject collateral. Data is also collected from similar properties within the portfolio. Actual sales levels of properties, operating income and expense figures and rental data on a square foot basis are derived from existing loans and, when appropriate, used as comparables for the subject property. Property specific data, augmented by market data research, is used to project a stabilized year of income and expense to create a 10-year cash flow model to be discounted at appropriate rates to present value. These valuations are then used to determine if any impairment on the underlying loans exists and an appropriate allowance is recorded when warranted.
For loans identified as TDR Loans, an allowance for credit losses is maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rate or in the case of certain commercial loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. The circumstances in which we perform a loan modification involving a TDR Loans at a then current market interest rate for a borrower with similar credit risk would include other changes to the terms of the original loan made as part of the restructure (e.g. principal reductions, collateral changes, etc.) in order for the loan to be classified as a TDR Loans.
For pools of homogeneous consumer loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 30-55 percent for first lien mortgage loans and 95-100 percent for second lien home equity loans. At December 31, 2013, approximately 1 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or

HSBC USA Inc.

more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.
 The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by month (bucket) over a specified time period. Each "bucket" represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Contractual delinquency is a method for determining aging of past due accounts based on the status of payments under the loan. The roll percentages are converted to reserve requirements for each delinquency period (i.e., 30 days, 60 days, etc.). Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The calculations are performed monthly and are done consistently from period to period. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation.
As discussed above, we historically have estimated probable losses for consumer loans and certain small balance commercial loans which do not qualify as a troubled debt restructure using a roll rate migration analysis. This has historically resulted in the identification of a loss emergence period for these loans collectively evaluated for impairment using a roll rate migration analysis which results in less than 12 months of losses in our allowance for credit losses. A loss coverage of 12 months using a roll rate migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed, during 2012 our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice for these loan products. Therefore, during 2012, we extended our loss emergence period to 12 months for U.S. GAAP resulting in an increase to our allowance for credit losses by approximately $80 million for these loans. We regularly monitor our portfolio to evaluate the period of time utilized in our roll rate migration analysis and perform a formal review on an annual basis.
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" in this MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements. Our approach toward credit risk management is summarized under the caption "Risk Management" in this MD&A.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2013	2012	2011	2010	2009
	(dollars are in millions)
Allowance for credit losses	$606	$647	$743	$852	$1,602
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.6%	.7%	1.3%	1.7%	3.0%
Consumer:
Residential mortgages	1.2	1.4	1.4	1.2	2.5
Home equity mortgages	2.4	1.9	2.0	2.0	4.4
Credit card receivables	5.9	6.7	4.7	4.6	6.3
Auto finance	—	—	—	—	2.1
Other consumer loans	2.5	3.3	2.5	2.6	4.0
Total consumer loans	1.6	1.7	1.7	1.7	3.2
Total	.9%	1.0%	1.4%	1.7%	3.1%
Net charge-offs(1):
Commercial	433.8%	220.1%	669.7%	169.8%	359.9%
Consumer	182.8	134.7	118.0	73.9	114.9
Total	259.0%	166.3%	232.0%	113.2%	186.9%
Nonperforming loans(1):
Commercial	118.5%	63.4%	52.7%	53.0%	64.0%
Consumer	28.0	28.2	31.4	31.3	67.3
Total	45.8%	38.7%	41.3%	41.8%	65.4%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.
The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2013:
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$—	$20	$647
Provision charged to income	(7)	48	26	(5)	42	54	32	—	3	193
Charge offs	(62)	(42)	—	—	(78)	(52)	(41)	—	(13)	(288)
Recoveries	15	9	1	8	12	2	4	—	3	54
Net (charge offs) recoveries	(47)	(33)	1	8	(66)	(50)	(37)	—	(10)	(234)
Other	—	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$108	$112	$68	$20	$186	$49	$50	$—	$13	$606

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743
Provision charged to income	(33)	48	14	(10)	114	72	67	—	21	293
Charge offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	—	(25)	(452)
Recoveries	19	8	1	7	11	—	11	—	6	63
Net (charge offs) recoveries	(17)	(29)	(104)	6	(96)	(79)	(51)	—	(19)	(389)
Other	—	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$162	$97	$41	$17	$210	$45	$55	$—	$20	$647
Year Ended December 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
Provision charged to income	11	(3)	31	(28)	133	49	46	—	19	258
Charge offs	(51)	(53)	—	(6)	(106)	(70)	(71)	—	(29)	(386)
Recoveries	9	12	—	23	5	—	12	—	4	65
Net (charge offs) recoveries	(42)	(41)	—	17	(101)	(70)	(59)	—	(25)	(321)
Allowance on loans transferred to held for sale	—	(10)	(16)	—	(7)	(4)	(6)	—	(3)	(46)
Other	—	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743
Year Ended December 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged to income	101	19	(163)	(35)	(14)	13	68	35	10	34
Charge offs	(173)	(88)	(24)	(59)	(170)	(121)	(98)	(37)	(36)	(806)
Recoveries	12	17	2	5	4	—	8	(1)	6	53
Net (charge offs) recoveries	(161)	(71)	(22)	(54)	(166)	(121)	(90)	(38)	(30)	(753)
Allowance on loans transferred to held for sale	—	—	—	—	—	—	—	(33)	—	(33)
Other	—	—	—	2	—	—	—	—	—	2
Allowance for credit losses – end of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
Year Ended December 31, 2009:
Allowance for credit losses – beginning of period	$186	$189	$131	$31	$207	$167	$74	$5	$37	$1,027
Provision charged to income	177	137	215	93	364	195	100	104	46	1,431
Charge offs	(64)	(158)	(45)	(8)	(235)	(189)	(100)	(92)	(42)	(933)
Recoveries	4	16	—	3	11	12	6	18	6	76
Net (charge offs) recoveries	(60)	(142)	(45)	(5)	(224)	(177)	(94)	(74)	(36)	(857)
Allowance on loans transferred to held for sale	—	—	—	—	—	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	—	13	—	13
Allowance for credit losses – end of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
The allowance for credit losses at December 31, 2013 decreased $41 million, or 6 percent as compared with December 31, 2012 due to lower loss estimates in both our consumer and commercial loan portfolios. Our consumer allowance for credit losses decreased $32 million in 2013, driven primarily by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and

HSBC USA Inc.

improvements in loan delinquency roll rates. Also contributing to the decrease was lower loss estimates in our credit card portfolio due to improvements in credit quality including improved loan delinquency roll rates. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which is in the early stages of recovery. Our commercial allowance for credit losses decreased $9 million in 2013 due to reductions in certain loan exposures including the charge-off of certain client relationships and continued improvements in economic conditions which led to lower levels of non-performing loans and criticized assets. These reductions were partially offset by higher allowances for certain portfolio risk factors associated primarily with our increased exposure to individually significant loans.
The allowance for credit losses at December 31, 2012 decreased $96 million, or 13 percent as compared with December 31, 2011, driven largely by lower loss estimates in our commercial loan portfolio, partially offset by a higher allowance in our consumer loan portfolio due to an incremental provision of $75 million, (including $50 million relating to residential mortgage loans and $25 million relating to credit card loans), associated with changes in the loss emergence period used in our roll rate migration analysis as previously discussed. Excluding the impact of this incremental provision, our consumer allowance for credit losses declined $48 million in 2012, driven by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Reserve levels for all consumer loan categories however continued to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which was slow to recover. Reserve requirements in our commercial loan portfolio declined in 2011, due to reductions in certain global banking exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.
The allowance for credit losses at December 31, 2011 decreased $109 million, or 13 percent as compared with December 31, 2010, driven by lower loss estimates in our commercial loan portfolio and, to a lesser extent, in our home equity mortgage and credit card loan portfolios, partially offset by higher loss estimates in our residential mortgage portfolio excluding home equity loans. Reserve requirements in our commercial loan portfolio declined since December 31, 2010 due to pay-offs, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of criticized assets. The lower allowance on our credit card portfolio was due to lower receivable levels including the transfer of certain receivables to held for sale and lower dollars of delinquency and charge-off. Our allowance for our residential mortgage loan portfolio, excluding home equity loans, increased largely due to higher troubled debt restructures and higher loss severities. Reserve levels for all consumer loan categories however remained elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market.
The allowance for credit losses at December 31, 2010 decreased $750 million, or 47 percent, as compared with December 31, 2009 reflecting lower loss estimates in all of our consumer and commercial loan portfolios. The lower delinquency levels resulted from continued improvement in early stage delinquencies as economic conditions improved. The decrease in the allowance for our residential mortgage loan portfolio and home equity loan portfolios reflects lower receivable levels and dollars of delinquency, moderation in loss severities and an improved outlook for incurred future losses. The lower allowance in our credit card portfolio was due to lower receivable levels as a result of actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The decline in the allowance for credit losses relating to auto finance loans reflects the sale of all remaining auto loans previously purchased from HSBC Finance to Santander Consumer USA ("SC USA") in August 2010. Reserve levels for all consumer loan categories however remained elevated due to continued weakness in the U.S. economy, including elevated unemployment rates. Reserve requirements in our commercial loan portfolio also declined due to run-off, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends and foreclosure timeframes.
The allowance for credit losses as a percentage of total loans at December 31, 2013, 2012, 2011 and 2010 decreased compared with their respective prior year periods for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with December 31, 2012 largely due to lower net charge-offs in both our commercial and consumer portfolios as the decline outpaced the decrease in the allowance. The allowance for credit losses as a percentage of net charge-offs decreased in 2012 as compared with 2011 in our commercial loan portfolio driven by increased charge-off associated with reductions in certain global banking exposures while the commercial

HSBC USA Inc.

allowance for credit losses declined. This was partially offset by the impact of a higher allowance for credit losses in our consumer loan portfolio driven by changes in the loss emergence period used in our roll rate migration analysis as previously discussed while consumer loan charge-off decreased. In 2011, the allowance for credit losses as a percentage of net charge-offs improved as the decline in dollars of net charge-off outpaced the decline in the allowance. Net charge-off levels declined in 2011 due to improved economic conditions as the decline in overall delinquency levels experienced resulted in lower charge-off. In 2010, the allowance for credit losses as a percentage of net charge-offs declined driven by a significantly lower allowance for credit losses in both our commercial and consumer portfolios as delinquency and economic conditions improved.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
At December 31,	2013		2012		2011		2010		2009
	(dollars are in millions)
Commercial(2)	$308	71.6%	$317	69.8%	$442	64.9%	$523	60.2%	$907	57.7%
Consumer:
Residential mortgages	186	23.4	210	24.3	192	27.2	167	27.5	347	26.4
Home equity mortgages	49	3.0	45	3.7	52	4.9	77	7.7	185	8.0
Credit card receivables	50	1.3	55	1.3	39	1.6	58	2.5	80	2.4
Auto finance	—	—	—	—	—	—	—	—	36	3.3
Other consumer	13.7		20.9		18	1.4	27	2.1	47	2.3
Total consumer	298	28.4	330	30.2	301	35.1	329	39.8	695	42.3
Total	$606	100.0%	$647	100.0%	$743	100.0%	$852	100.0%	$1,602	100.0%

(1)	Excluding loans held for sale.

(2)	See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit loss.
Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain commercial off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. The following table summarizes this reserve, which is included in other liabilities on the consolidated balance sheet. The related provision is recorded as a component of other expense within operating expenses.

At December 31,	2013	2012	2011	2010	2009
	(dollars are in millions)
Off-balance sheet credit risk reserve	$60	$139	$155	$94	$188
The decrease in off-balance sheet reserves at December 31, 2013 as compared with December 31, 2012 largely reflects the impact of an upgrade to an individual monoline which resulted in an improvement to our expectation of cash flows from an off-balance sheet liquidity facility and the consolidation of Bryant Park Funding LLC in the second quarter of 2013 which resulted in the reclassification of $61 million of this reserve to held-to-maturity investment securities on our balance sheet. The decrease in off-balance sheet reserves in 2012 compared with 2011 reflects reductions in exposure estimates on certain facilities while the increase in 2011 reflects the deconsolidation of a commercial paper variable interest entity ("VIE") which resulted in the establishment of a liability for credit exposure related to our commitments to this entity which was originally consolidated in 2010. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A. See Note 25, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information regarding the consolidation of Bryant Park Funding LLC.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	2013				2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Delinquent loans:
Commercial	$135	$153	$197	$160	$339	$217	$226	$298
Consumer:
Residential mortgages	1,208	1,221	1,170	1,158	1,233	1,148	1,107	1,063
Home equity mortgages	68	75	77	85	75	67	62	94
Total residential mortgages(1)(2)	1,276	1,296	1,247	1,243	1,308	1,215	1,169	1,157
Credit card receivables	21	18	15	18	21	22	23	25
Other consumer	29	28	26	24	30	29	28	26
Total consumer	1,326	1,342	1,288	1,285	1,359	1,266	1,220	1,208
Total	$1,461	$1,495	$1,485	$1,445	$1,698	$1,483	$1,446	$1,506
Delinquency ratio:
Commercial	.28%	.32%	.42%	.37%	.76%	.50%	.59%	.82%
Consumer:
Residential mortgages	7.59	7.70	7.26	7.23	7.78	7.34	7.16	6.94
Home equity mortgages	3.38	3.61	3.55	3.80	3.23	2.81	2.33	2.81
Total residential mortgages(2)	7.11	7.23	6.82	6.81	7.20	6.74	6.45	6.20
Credit card receivables	2.46	2.10	1.75	2.40	2.58	2.76	2.62	2.13
Other consumer	5.06	4.65	4.08	3.74	4.25	4.26	3.68	2.92
Total consumer	6.85	6.92	6.51	6.54	6.92	6.49	6.18	5.83
Total	2.15%	2.21%	2.21%	2.29%	2.64%	2.37%	2.49%	2.63%

(1)
At December 31, 2013 and 2012, residential mortgage loan delinquency includes $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $27 million and $39 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	2013				2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$58	$66	$68	$74	$87	$114	$120	$124
ARM loans	304	315	338	337	356	419	423	428
Delinquency ratio:
Interest-only loans	1.59%	1.79%	1.78%	1.92%	2.18%	2.86%	3.03%	3.09%
ARM loans	2.85	2.97	3.19	3.24	3.43	4.09	4.16	4.27
Compared with September 30, 2013, our two-months-and-over contractual delinquency ratio declined 6 basis points as we experienced lower dollars of delinquency in both our commercial and consumer loan portfolios. Our consumer loan two-month-and-over contractual delinquency ratio at December 31, 2013 decreased 7 basis points from September 30, 2013 due to lower levels of late-stage residential mortgage loan delinquency. Residential mortgage loan delinquency levels continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account and, consequently, in delinquency. Compared with September 30, 2013, our commercial two-months-and-over contractual delinquency ratio decreased 4 basis points due primarily to the charge-off of a specific corporate banking relationship.
Compared with December 31, 2012, our two-months-and-over contractual delinquency ratio decreased 49 basis points as we experienced lower dollars of delinquency in both our commercial and consumer loan portfolios. Our commercial loan two-months-and-over contractual delinquency ratio decreased 48 basis points compared with December 31, 2012 due to higher outstanding

HSBC USA Inc.

loan balances as well as improved credit quality including reductions in certain exposures and the resolution of certain matured loans which were in the process of refinancing or pay down at year-end. Compared with December 31, 2012, our consumer loan two-months-and-over contractual delinquency ratio decreased 7 basis points due to lower residential mortgage delinquency levels. The lower levels of residential mortgage loan delinquency reflect lower dollars of delinquency on accounts less than 180 days contractually delinquent due to improvements in credit quality, including improved delinquency roll rates, partially offset by higher late stage delinquency. Credit card delinquency also improved due to continued improvements in economic conditions.
Residential mortgage first lien delinquency is significantly higher than second lien home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the first lien residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. Therefore, there are no additional credit loss reserves required for these loans. There is a substantially lower volume of second lien home equity mortgage loans where we pursue foreclosure less frequently given the subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC Finance is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our first lien residential mortgages. Both of these factors are expected to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	2013					2012
	Full Year	Quarter Ended				Full Year	Quarter Ended				2011 Full Year
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec.31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$47	$(2)	$2	$(8)	$55	$17	$22	$6	$2	$(13)	$42
Business and corporate banking	33	22	—	8	3	29	4	6	11	8	41
Global banking	(1)	(1)	—	—	—	104	20	—	—	84	—
Other commercial	(8)	(4)	—	(4)	—	(6)	—	—	(5)	(1)	(17)
Total commercial	71	15	2	(4)	58	144	46	12	8	78	66
Consumer:
Residential mortgages	66	4	37	10	15	96	32	21	18	25	101
Home equity mortgages	50	13	14	11	12	79	14	18	30	17	70
Total residential mortgages	116	17	51	21	27	175	46	39	48	42	171
Credit card receivables	37	6	10	10	11	51	11	12	13	15	59
Other consumer	10	2	1	3	4	19	7	3	4	5	25
Total consumer	163	25	62	34	42	245	64	54	65	62	255
Total	$234	$40	$64	$30	$100	$389	$110	$66	$73	$140	$321
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.55%	(.09)%	.09%	(.38)%	2.62%	.21%	1.05%	.30%	.10%	(.67)%	.52%
Business and corporate banking	.25	.61	—	.26	.13	.25	.13	.20	.39	.30	.46
Global banking	—	(.02)	—	—	—	.65	.41	—	—	2.49	—
Other commercial	(.27)	(.60)	—	(.52)	—	(.19)	—	—	(.65)	.13	.53
Total commercial	.15	.12	.02	(.04)	.55	.37	.42	.12	.09	.90	.21
Consumer:
Residential mortgages	.42	.10	.93	.25	.40	.65	.83	.56	.50	.71	.72
Home equity mortgages	2.31	2.55	2.63	2.00	2.15	3.24	2.38	2.93	4.87	2.69	2.13
Total residential mortgages	.65	.38	1.13	.47	.62	1.02	1.04	.89	1.14	1.01	.99
Credit card receivables	4.50	2.85	4.65	4.90	5.84	6.38	5.54	5.98	6.55	7.47	6.10
Other consumer	1.80	1.63	.71	2.05	2.71	2.91	4.61	1.91	2.41	2.81	2.76
Total consumer	.85	.52	1.27	.70	.89	1.32	1.34	1.14	1.41	1.36	1.33
Total	.36%	.24%	.38%	.19%	.65%	.68%	.70%	.45%	.54%	1.06%	.64%
 Our net charge-off ratio as a percentage of average loans decreased 32 basis points for the full year of 2013 compared with the full year of 2012, due to lower commercial loan charge-offs and the impact of higher average commercial loan receivable balances due to loan growth as well as lower consumer loan charge-offs driven by a decrease in residential mortgage loan charge-offs. The decrease in residential mortgage loan charge-offs in the current year reflects the impact of improved credit quality including the impact of lower levels of delinquency on accounts less than 180 days delinquent and improvements in housing market conditions which were partially offset by a charge-off of $17 million of corporate advances on loans which had been largely reserved for.
 Our net charge-off ratio as a percentage of average loans increased 4 basis points for the full year of 2012 compared with the full year of 2011, driven by higher commercial loan charge-offs in global banking, as well as the impact in the prior year of a partial recovery relating to a previously charged off loan relating to a single client relationship. Our consumer loan net charge-off ratio remained relatively flat for the full year 2012 compared with the full year 2011 with residential mortgage loan charge-offs increasing modestly driven by higher home equity charge-offs due to the impact of an increased volume of loans where we decided not to

HSBC USA Inc.

pursue foreclosure, which was partially offset by lower charge-offs on first lien residential mortgage loans which also includes the impact of $13 million of additional charge-offs associated with loans discharged under Chapter 7 bankruptcy and not re-affirmed.
Nonperforming Assets  Nonperforming assets consisted of the following:

At December 31,	2013	2012	2011
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$44	$104	$103
Other real estate	122	281	512
Business and corporate banking	21	47	58
Global banking	65	18	137
Other commercial	2	13	15
Total commercial	254	463	825
Consumer:
Residential mortgages	949	1,038	815
Home equity mortgages	77	86	89
Total residential mortgages(1)(2)(3)(4)	1,026	1,124	904
Others	—	5	8
Total consumer loans	1,026	1,129	912
Nonaccrual loans held for sale	25	37	91
Total nonaccruing loans	$1,305	$1,629	$1,828
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$—	$—	$—
Other real estate	—	8	1
Business and corporate banking	5	28	11
Other commercial	1	1	2
Total commercial	6	37	14
Consumer:
Credit card receivables	14	15	20
Other consumer	24	28	27
Total consumer loans	38	43	47
Total accruing loans contractually past due 90 days or more	44	80	61
Total nonperforming loans	1,349	1,709	1,889
Other real estate owned	47	80	81
Total nonperforming assets	$1,396	$1,789	$1,970
Allowance for credit losses as a percent of nonperforming loans(5):
Commercial	118.5%	63.4%	52.7%
Consumer	28.0	28.2	31.4

(1)
At December 31, 2013 and 2012, residential mortgage loan nonaccrual balances include $0.9 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Residential mortgage nonaccrual loans for all periods does not include guaranteed loans purchased from GNMA. Repayment of these loans are predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.

(4)
In 2012, we reclassified $66 million of residential mortgage loans discharged under Chapter 7 bankruptcy and not re-affirmed to nonaccrual, consistent with issued regulatory guidance. Interest income reversed on these loans was not material.

(5)
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

HSBC USA Inc.

Nonaccrual loans at December 31, 2013 decreased as compared with December 31, 2012 due to lower levels of both commercial and consumer non-accrual loans. Commercial non-accrual loans decreased due to payoffs, charge-offs and customer upgrades out of default outpacing new defaults. Our consumer nonaccrual loans also decreased compared with December 31, 2012 driven by lower nonaccrual residential mortgage loans due to improved credit quality. Residential mortgage loan nonaccrual levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more decreased compared with December 31, 2012 driven primarily by lower commercial loan balances due to the resolution of certain loans which were refinanced in early 2013 at market rates.
Nonaccrual loans at December 31, 2012 declined as compared with December 31, 2011 driven largely by lower levels of commercial non-accrual loans, partially offset by increases in residential mortgage non-accrual loans. The increase in nonaccrual residential mortgage loans reflects the reclassification of $66 million of residential mortgage loans discharged under Chapter 7 bankruptcy during the third quarter as previously discussed as well as our earlier decision to temporarily suspend foreclosure activity, which results in loans which would otherwise have been transferred into REO remaining in loan account. Commercial non-accrual loans decreased due to credit risk rating upgrades outpacing credit risk rating downgrades, managed reductions in certain exposures, as well as payments and charge-offs within our global banking portfolio as previously discussed. Accruing loans past due 90 days or more increased since December 31, 2011 driven by commercial loan receivable activity, a substantial majority of which was refinanced in early 2013 at market rates without foreclosure.
Accrued but unpaid interest on loans placed on nonaccrual status generally is reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements.
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

At December 31,	2013	2012	2011
	(in millions)
Impaired commercial loans:
Balance at end of period	$481	$697	$1,087
Amount with impairment reserve	165	250	597
Impairment reserve	40	96	216
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

HSBC USA Inc.

The following table summarizes criticized loans.

At December 31,	2013	2012	2011
	(in millions)
Special mention:
Commercial loans	$1,354	$1,125	$1,598
Substandard:
Commercial loans	647	916	1,759
Consumer loans	944	1,031	1,356
Total substandard	1,591	1,947	3,115
Doubtful:
Commercial loans	37	117	307
Total	$2,982	$3,189	$5,020
Criticized loans at December 31, 2013 decreased compared with December 31, 2012 as lower levels of substandard and doubtful commercial loans due to improved credit quality, pay downs and managed reductions in certain exposures. Partially offsetting were higher levels of special mention commercial loans primarily due the addition of six loans as a result of a regulatory shared national credit review.
Criticized loans at December 31, 2012 decreased compared with December 31, 2011 primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns and charge-off related to certain exposures as well as general improvement in market conditions.
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
Our loan portfolio includes the following types of loans:

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.

•	Adjustable rate mortgage ("ARM") loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at December 31, 2013 and 2012, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2013	2012
	(in billions)
Interest-only residential mortgage loans	$3.6	$4.0
ARM loans(1)	10.7	10.4

(1)
ARM loan balances above exclude $11 million and $19 million of subprime residential mortgage loans held for sale at December 31, 2013 and 2012, respectively. In 2014 and 2015, approximately $263 million and $205 million, respectively, of the ARM loans will experience their first interest rate reset.

HSBC USA Inc.

The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage loan portfolio. Amounts in the table exclude residential mortgage loans held for sale of $91 million and $472 million at December 31, 2013 and 2012, respectively.

At December 31,	2013	2012
	(in millions)
Closed end:
First lien	$15,826	$15,371
Second lien	137	186
Revolving:
Second lien	1,874	2,138
Total	$17,837	$17,695
Geographic Concentrations The following table reflects regional exposure at December 31, 2013 for certain loan portfolios.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	39.0%	33.8%	56.0%
California	17.4	31.5	9.0
North Central United States	2.6	6.0	3.7
North Eastern United States, excluding New York State	11.6	9.4	12.4
Southern United States	23.1	14.9	14.0
Western United States, excluding California	6.3	4.4	2.6
Others	—	—	2.3
Total	100.0%	100.0%	100.0%
Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below.

HSBC USA Inc.

	Commercial Utilized		Unused Commercial Commitments
At December 31,	2013	2012	2013	2012
	(in millions)
Real estate and related	$8,672	$8,625	$3,172	$2,400
Petroleum, gas and related	4,364	3,262	5,161	4,488
Non bank holding companies	3,158	2,134	2,190	2,030
Health, child care and education	2,830	1,607	6,632	4,974
Mining and metals	2,318	2,749	2,576	3,111
Electronic and electrical equipment	2,007	1,656	8,175	7,537
Recreational industry	1,980	1,551	1,179	1,098
Banks and depository institutions	1,958	1,859	880	341
Business and professional services	1,377	1,206	2,562	2,727
Chemicals, plastics and rubber	1,341	1,946	2,728	2,552
Security brokers and dealers	1,270	1,002	2,063	2,092
Food and kindred products	1,242	1,306	4,410	3,603
Textile, apparel and leather goods	1,208	978	1,462	1,209
Transportation services	1,078	1,182	1,233	907
Printing, publishing and broadcasting	781	452	1,389	1,158
Industrial machinery and equipment	618	518	1,755	1,542
Non deposit credit institutions	611	446	2,825	1,711
Non-durable consumer products	516	563	2,013	1,840
Retail stores	313	304	2,787	2,449
Insurance business	138	92	1,934	2,014
Total commercial credit exposure in top 15 industries based on utilization	37,780	33,438	57,126	49,783
All other industries	5,386	6,198	5,439	5,945
Total commercial credit exposure by industry (1)	$43,166	$39,636	$62,565	$55,728

(1)	Excludes commercial credit exposures with affiliates.
Exposures to Certain Countries in the Eurozone Eurozone countries are members of the European Union and part of the euro single currency bloc. The disclosure in this section is limited to the peripheral eurozone countries of Spain, Ireland, Italy, Greece and Portugal which exhibited levels of market volatility that exceeded other eurozone countries, demonstrating fiscal or political uncertainty that persisted throughout 2013. During the year, core eurozone countries such as Germany and the Netherlands demonstrated an improvement in economic fundamentals and the risk of contagion leading to a broadly based failure of the euro abated considerably. Our net exposure at December 31, 2013 to the peripheral eurozone countries was $2,908 million which includes $2,306 million of unfunded commitments.
The tables below summarize our exposures to the peripheral eurozone countries in 2013, including:

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

HSBC USA Inc.

Credit default swaps ("CDSs") reported in the detailed peripheral eurozone country tables are not included in the derivative exposure line as they are typically transacted with counterparties incorporated or domiciled outside of the country whose exposure they reference.

Exposures to peripheral eurozone countries – sovereign and agencies	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Net on-balance sheet exposures	$—	$—	$—	$—	$—	$—
Net off-balance sheet exposures	—	—	—	—	—	—
Total net exposures	$—	$—	$—	$—	$—	$—
CDS asset positions	$—	$—	$—	$—	$21	$21
CDS liability positions	—	—	—	—	—	—
CDS asset notionals	—	14	—	—	470	484
CDS liability notionals	—	40	—	—	950	990

Exposures to peripheral eurozone countries – banks	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Loans(1)	$—	$—	$—	$—	$9	$9
Gross derivative assets	—	21	—	—	291	312
Collateral and derivative liabilities	—	18	—	—	284	302
Derivatives	—	3	—	—	7	10
Net on-balance sheet exposures	—	3	—	—	16	19
Net off-balance sheet exposures	—	—	—	—	3	3
Total net exposures	$—	$3	$—	$—	$19	$22
CDS asset positions	$—	$—	$—	$—	$—	$—
CDS liability positions	—	—	2	—	—	2
CDS asset notionals	—	—	76	29	—	105
CDS liability notionals	—	—	71	39	—	110

(1)	Allowance for loan loss is not significant.

Exposures to peripheral eurozone countries – other financial institutions and corporates	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Gross trading assets	$—	$28	$—	$—	$—	$28
Loans (1)	3	114	31	—	250	398
Gross derivative assets	—	1	—	—	1	2
Collateral and derivative liabilities	—	—	—	—	1	1
Derivatives	—	1	—	—	—	1
Net on-balance sheet exposures	3	143	31	—	250	427
Net off-balance sheet exposures	—	2,335	86	—	—	2,421
Total net exposures	$3	$2,478	$117	$—	$250	$2,848
CDS asset positions	$—	$—	$—	$—	$—	$—
CDS liability positions	—	—	2	—	2	4
CDS asset notionals	—	—	109	—	158	267
CDS liability notionals	—	—	122	—	172	294

(1)	Allowance for loan loss is not significant.

HSBC USA Inc.

Cross-Border Net Outstandings  Cross-border net outstandings are amounts payable by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross- border net outstandings, as calculated in accordance with FFIEC guidelines, include deposits placed with other banks, loans, acceptances, securities available-for-sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral. Cross-border net outstandings that exceed .75 percent of total assets at year-end are summarized in the following table.

	Banks and Other Financial Institutions	Commercial and Industrial	Total
	(in millions)
December 31, 2013:
Brazil	$2,265	$4,021	$6,286
Mexico	829	6,150	6,979
Canada	135	1,667	1,802
Chile	528	930	1,458
Total	$3,757	$12,768	$16,525
December 31, 2012:
Brazil	$1,839	$3,389	$5,228
Mexico	704	7,405	8,109
Canada	1,049	1,905	2,954
Chile	1,027	843	1,870
Total	$4,619	$13,542	$18,161
December 31, 2011:
Japan	$82	$2,526	$2,608
Canada	663	3,444	4,107
Mexico	1,079	4,043	5,122
Brazil	1,067	2,075	3,142
Total	$2,891	$12,088	$14,979
Cross-border net outstandings related to Portugal, Ireland, Italy, Greece and Spain totaled .32 percent of total assets and did not individually exceed .24 percent of total assets.
Credit and Market Risks Associated with Derivative Contracts  Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. Counterparties to our derivative activities include financial institutions, foreign and domestic government agencies, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients as well as other HSBC entities. These counterparties are subject to regular credit review by the credit risk management department. To minimize credit risk, we enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, we reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will differ based on an assessment of the credit risk of the counterparty.
The total risk in a derivative contract is a function of a number of variables, such as:

•	volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;

•	current market events or trends;

•	country risk;

•	maturity and liquidity of contracts;

HSBC USA Inc.

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

At December 31,	2013	2012
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$40,654	$41,248
Less: collateral held against exposure	5,917	7,530
Net credit risk exposure	$34,737	$33,718
The table below summarizes the risk profile of the counterparties of off-balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31	2013	2012
AAA to AA–	34%	32%
A+ to A–	52	38
BBB+ to BBB–	10	11
BB+ to B–	3	17
CCC+ and below	1	2
Total	100%	100%
Our principal exposure to monoline insurance companies is through a number of OTC derivative transactions, primarily credit default swaps ("CDS"). We have entered into CDS to purchase credit protection against securities held within the available for sale and trading portfolios. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The table below sets out the mark-to-market value of the derivative contracts at December 31, 2013 and 2012. The "Credit Risk Adjustment" column indicates the valuation adjustment taken against the mark-to-market exposures and reflects the deterioration in creditworthiness of the monoline insurers. The exposure relating to monoline insurance companies that are rated CCC+ and below were fully written down as of December 31, 2013 and 2012. These adjustments have been charged to the consolidated statement of income (loss).

HSBC USA Inc.

	Net Exposure before Credit Risk Adjustment(1)	Credit Risk Adjustment(2)	Net Exposure After Credit Risk Adjustment
	(in millions)
December 31, 2013:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$243	$(49)	$194
Monoline – below investment grade	95	(16)	79
Total	$338	$(65)	$273
December 31, 2012:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$482	$(93)	$389
Monoline – below investment grade	188	(43)	145
Total	$670	$(136)	$534

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.
Market risk is the adverse effect that a change in market liquidity, interest rates, credit spreads, currency or implied volatility rates has on the value of a financial instrument. We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. We also manage the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. This risk is measured daily by using Value at Risk and other methodologies. See the caption "Risk Management" in this MD&A for additional information regarding the use of Value at Risk analysis to monitor and manage interest rate and other market risks.

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
During 2013, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization. However marketplace liquidity continued to be impacted for most of the year by concerns regarding government spending, the federal debt ceiling limit and whether it would be raised and the budget deficit as well as concern that the FRB would begin to slow its quantitative easing program if the economy continued to strengthen. The combination of these factors has caused long-term interest rates to rise in 2013. While these concerns subsided to a degree in September when the FRB announced its bond buying program would continue at current levels, they resurfaced again toward the end of the year when better than expected economic data resulted in the FRB announcement in mid-December that it would reduce its bond buying stimulus program beginning in January 2014. The prolonged period of low interest rates also continues to put pressure on spreads earned on our deposit base.
On June 27, 2013, HSBC and HSBC Bank USA submitted an initial resolution plan jointly to the FRB and the FDIC as required under Dodd-Frank and a rule issued by those bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more.
Interest Bearing Deposits with Banks  totaled $19.6 billion and $13.3 billion at December 31, 2013 and 2012, respectively, which includes $18.5 billion and $10.7 billion, respectively, held with the Federal Reserve Bank. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Securities Purchased under Agreements to Resell  totaled $2.1 billion and $3.1 billion at December 31, 2013 and 2012, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

HSBC USA Inc.

Short-Term Borrowings  totaled $19.1 billion and $14.9 billion at December 31, 2013 and 2012, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $112.6 billion and $117.7 billion at December 31, 2013 and 2012, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $22.8 billion at December 31, 2013 from $21.7 billion at December 31, 2012. The following table summarizes issuances and retirements of long-term debt during the 2013 and 2012:

Year Ended December 31,	2013	2012
	(in millions)
Long-term debt issued	$5,547	$7,626
Long-term debt repaid	(4,370)	(3,453)
Net long-term debt issued	$1,177	$4,173
Under our shelf registration statement on file with the SEC, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At December 31, 2013, we were authorized to issue up to $21 billion, of which $7.7 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $15.8 billion was available at December 31, 2013.
As a member of the New York Federal Home Loan Bank ("FHLB"), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At December 31, 2013 and 2012, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $5.3 billion based upon the amount pledged as collateral with the FHLB.
Preferred Equity  See Note 18, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all outstanding preferred share issues.
Common Equity  During 2013, we did not receive any cash capital contributions from HNAI and we did not make any capital contributions to our subsidiary, HSBC Bank USA. During 2012, we issued one share of common stock to our parent, HNAI, for a capital contribution of $312 million and we contributed $2 million of capital to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of December 31, 2013 and 2012. In managing capital, we develop targets for Tier 1 capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above. As further discussed below, U.S. regulators have implemented revised capital regulations effective January 1, 2014 for banking organizations such as HSBC North America and HSBC Bank USA, although certain provisions will be phased in over time through the beginning of 2019.
The following table summarizes selected capital ratios:

At December 31,	2013	2012
Tier 1 capital to risk weighted assets	11.73%	13.61%
Tier 1 common equity to risk weighted assets	10.01	11.63
Total capital to risk weighted assets	16.47	19.52
Tier 1 capital to average assets (leverage ratio)	7.90	7.70
Total equity to total assets	8.88	9.32
HSBC USA manages capital in accordance with the HSBC Group policy. The HSBC North America Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. HSBC North America's ICAAP evaluates regulatory capital adequacy, economic capital adequacy and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.
Regulatory capital requirements are based on the amount of capital required to be held, as defined by regulations, and the amount of risk weighted assets, also calculated based on regulatory definitions. Economic Capital is a proprietary measure to estimate unexpected loss at the 99.5 percent confidence level over a 1-year time horizon. Quarterly, Economic Capital is compared to a calculation of available capital resources to assess capital adequacy as part of the ICAAP. In addition, Risk Adjusted Return On Economic Capital (RAROC) is computed for our businesses to allow for a comparison of return on risk.

HSBC USA Inc.

In June 2012, U.S. regulators issued a final rule, known in the industry as Basel 2.5, that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013, and its implementation is reflected in our December 31, 2013 Basel I capital ratios and risk-weighted asset levels. In December 2013, the FRB adopted changes to the Basel 2.5 rule that would conform to changes in the Basel III Final Rule (described below).
In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and establishes an integrated regulatory capital framework to improve the quality and quantity of regulatory capital. The final rule also introduces the "Standardized Approach" for risk weighted assets, which will replace the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, and certain changes required by Dodd-Frank. For the largest banking organizations, such as HSBC USA, the final rule will take effect from January 1, 2014, but with a number of the provisions being phased in through to 2019.
With regard to the elements of capital, the final rule will require HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 Capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 Capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 Capital may be included fully in Tier 2 Capital during those two years, but must be phased out of Tier 2 Capital by January 1, 2022. As previously noted (see "Liquidity and Capital Resources-Long-Term Debt" in our 2012 Form 10-K), we exercised our option to call and redeem the trust preferred securities issued by HSBC USA Capital Trust VII. We continue to consider options for redeeming other trust preferred securities issued which total $550 million at December 31, 2013.
In connection with the final rule, the regulatory agencies provided certain information with regard to the appropriate subordination standard for Tier 2 qualifying subordinated debt. This information represents a modification of current guidance on the subordination standards to qualify for Tier 2 regulatory capital treatment at the bank holding company level. Under the final rule, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 will be required to be phased out by January 1, 2016, and issuances after May 19, 2010 will be required to be excluded from capital as of January 1, 2014. Approximately $200 million of our currently outstanding Tier 2 qualifying subordinated debt will be excluded from capital under the final rule. Also under the final rule, Tier 1 capital is expected to include only noncumulative perpetual preferred stock, in addition to common stock and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital. The final rule has not yet been the subject of regulatory guidance and interpretation and we will continue to review the final rule and its impact on our regulatory capital.
As previously disclosed, Advanced Approaches banking organizations such as HSBC North America and HSBC Bank USA participate in a "parallel run" wherein they must report both their Basel I (and in 2015, their Standardized Approach) risk-based ratios as well as their Advanced Approaches ratios to their primary federal regulator, and publicly disclose only their Basel I (or in 2015, their Standardized Approach) ratios. Upon receiving approval to exit parallel run, Advanced Approaches banking organizations would then publicly disclose both their risk-based and Advanced Approaches capital ratios. Although we began a parallel run period in January 2010, it is unclear as to when approval from the appropriate regulators will be received to exit parallel run.
U.S. regulators have issued regulations on capital planning for bank holding companies. Under the regulations, from January 1, 2012, U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to submit annual capital plans for review. Under the capital plan rules, the FRB will annually evaluate bank holding companies' capital adequacy, internal capital assessment process and plans for capital distributions and will approve capital distributions only for companies whose capital plans have not received an objection and that are able to demonstrate sufficient capital strength after making the capital distribution.
In October 2012, the FRB published a final rule setting out the stress testing requirements for large bank holding companies with $50 billion or more in total consolidated assets. HSBC North America became subject to the rule from October 2013 and was required to comply with the FRB's Comprehensive Capital Analysis and Review ("CCAR") program for its capital plan submission in January 2014. HSBC Bank USA is also subject to stress testing requirements under OCC rules finalized in October 2012 and was required to submit its stress testing results in January 2014. The FRB rule includes the requirement for large bank holding companies, such as HSBC North America, for an annual supervisory stress test conducted by the FRB, as well as semi-annual bank holding company-run stress tests. The OCC rules require certain banks, such as HSBC Bank USA, to conduct annual bank-run stress tests. HSBC North America and its subsidiaries already conduct semi-annual stress testing as part of their risk management and capital planning procedures, and in conjunction with wider HSBC procedures and to meet the requirements of the Prudential Regulation Authority (“PRA”), formerly the Financial Services Authority (“FSA”) and other regulatory bodies. HSBC North America will continue to build on its stress testing capabilities to enhance its risk management and capital planning procedures

HSBC USA Inc.

and to meet all regulatory requirements. In 2014 HSBC North America and HSBC Bank USA will be required to publicly disclose the results of their stress tests and the FRB will publicly disclose the results of its stress testing of HSBC North America.
We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 24, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
HSBC USA Inc.  We are an indirect wholly-owned subsidiary of HSBC and the parent company of HSBC Bank USA and other subsidiaries through which we offer consumer and commercial banking products and related financial services including derivatives, payments and cash management, trade finance and investment solutions. Our main source of funds is cash received from financing activities, primarily through debt issuance, and subsidiaries in the form of dividends. In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt and from our parent by receiving capital contributions when necessary.
We received cash dividends from our subsidiaries of $1 million and $57 million in 2013 and 2012, respectively.
We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $73 million in 2013 and 2012. No dividends were paid to HNAI, our immediate parent company, on our common stock during either 2013 or 2012. We may pay dividends to HNAI in the future, but will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to, or through capital contributions from, our parent.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. We made no capital contributions to our subsidiaries in 2013. In 2012, we made capital contributions to certain subsidiaries of $2 million.
In 2013, HSBC Bank USA had the ability to pay dividends under bank regulatory guidelines, as cumulative net profits for 2010 through 2012 exceed dividends attributable to this period. Any significant dividend from HSBC Bank USA would require the approval of the OCC.
Subsidiaries  At December 31, 2013, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which funds our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.
2014 Funding Strategy  Our current estimate for funding needs and sources for 2014 are summarized in the following table.

(in billions)
Funding needs:
Net loan growth	$6
Long-term debt maturities	3
Total funding needs	$9
Funding sources:
Liquidation of short-term investments	$8
Long-term debt issuance	1
Total funding sources	$9
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
We will continue to sell a portion of new mortgage loan originations, largely to PHH Mortgage.
HSBC Finance ceased issuing under its commercial paper program in the second quarter of 2012 and instead is relying on its affiliates, including HSBC USA, to satisfy its funding needs.

HSBC USA Inc.

HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other "covered transactions" with HSBC USA and other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Beginning in July 2012, a bank's credit exposure to an affiliate as a result of a derivative, securities lending/borrowing or repurchase transaction is also subject to these restrictions. A bank's transactions with its non-bank affiliates are also required to be on arm's length terms.
For further discussion relating to our sources of liquidity and contingency funding plan, see the caption "Risk Management" in this MD&A.
Capital Expenditures  We made capital expenditures of $59 million and $33 million during 2013 and 2012, respectively. In addition to these amounts, during 2013 and 2012, we capitalized $30 million and $27 million, respectively, relating to the building of several new retail banking platforms as part of an initiative to build common platforms across HSBC.
Commitments  See "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" below for further information on our various commitments.
Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2013 by period due.

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Subordinated long-term debt and perpetual capital notes(1)	$1,152	$—	$—	$513	$92	$5,576	$7,333
Other long-term debt, including capital lease obligations(1)	2,774	4,332	1,462	1,347	2,975	2,624	15,514
Other postretirement benefit obligations(2)	6	6	6	6	6	28	58
Obligation to the HSBC North America Pension Plan(3)	28	23	16	11	6	2	86
Minimum future rental commitments on operating leases(4)	144	134	113	100	88	173	752
Purchase obligations(5)	77	80	74	68	31	—	330
Total	$4,181	4,575	1,671	$2,045	$3,198	$8,403	$24,073

(1)	Represents future principal payments related to debt instruments included in Note 14, "Long-Term Debt," of the accompanying consolidated financial statements.

(2)
Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our allocated portion of benefit obligation at December 31, 2013. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements.

(3)
Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which establishes required annual contributions by HSBC North America through 2019. The amounts included in the table above reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2013. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(4)
Represents expected minimum lease payments, net of minimum sublease income under noncancellable operating leases for premises and equipment included in Note 26, "Guarantees Arrangements and Pledged Assets," in the accompanying consolidated financial statements.

(5)
Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

These cash obligations could be funded primarily through cash collections on receivables and from the issuance of new unsecured debt or receipt of deposits.
Our purchase obligations for goods and services at December 31, 2013 were not significant.

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

							Balance at December, 31
	2014	2015	2016	2017	2018	Thereafter	2013	2012
	(in billions)
Standby letters of credit, net of participations(1)	$5.7	$1.1	$.9	$.3	$.2	$.2	$8.4	$8.4
Commercial letters of credit	.5	—	—	—	—	—	.5	1.0
Credit derivatives(2)	51.7	27.7	32.6	40.8	15.4	12.3	180.5	237.5
Other commitments to extend credit:
Commercial(3)	15.4	4.5	12.1	11.9	20.1	2.3	66.3	57.7
Consumer	6.7	—	—	—	—	—	6.7	7.0
Total	$80.0	$33.3	$45.6	$53.0	$35.7	$14.8	$262.4	$311.6

(1)	Includes $865 million and $808 million issued for the benefit of HSBC affiliates at December 31, 2013 and 2012, respectively.

(2)	Includes $34.9 billion and $44.2 billion issued for the benefit of HSBC affiliates at December 31, 2013 and 2012, respectively.

(3)	Includes $3.8 billion and $1.9 billion issued for the benefit of HSBC affiliates at December 31, 2013 and 2012, respectively.
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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $46 million and $46 million at December 31, 2013 and 2012, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $18 million and $19 million at December 31, 2013 and 2012, respectively. See Note 26, "Guarantee Arrangements, Pledged Assets and Collateral," in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.
Credit Derivatives  Credit derivative contracts are entered into both for our own benefit and to satisfy the needs of our customers. Credit derivatives are arrangements where one party (the "beneficiary") transfers the credit risk of a reference asset to another party (the "guarantor"). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly owning it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to reimburse the beneficiary an agreed amount if there is a default to the reference asset during the term of the contract.

HSBC USA Inc.

We offset most of the market risk by entering into a buy protection credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that we could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral. See Note 26, "Guarantee Arrangements, Pledged Assets and Collateral," in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits ("ABCP conduits") sponsored by affiliates and third parties. See Note 25, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information regarding these ABCP conduits and our variable interests in them.
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
The following tables present information on our liquidity facilities with ABCP conduits at December 31, 2013. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$1,751	$1,154	12	$1,154	12
Third-party sponsored:
Single-seller	299	3,583	37	3,363	60
Total	$2,050	$4,737		$4,517

(1)
For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduits
Debt securities backed by:
Auto loans and leases	29%	53%	—%	—%	—%	—%
Trade receivables	42	—	100	65	—	—
Credit card receivables	3	—	—	35	—	—
Equipment loans	26	47	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)
Credit quality is based on Standard and Poor’s ratings at December 31, 2013 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
During 2013, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients. Credit spreads in the multi-seller conduit market generally trended lower in 2013 following a pattern that was prevalent across the U.S. credit markets.
The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we have provided a $307 million Margin Funding Facility to a Master Asset Vehicle, which expires in July 2017 and is currently undrawn.
We have established and manage a number of constant net asset value ("CNAV") money market funds that invest in shorter-dated highly-rated money market securities to provide investors with a highly liquid and secure investment. These funds price the assets in their portfolio on an amortized cost basis, which enables them to create and liquidate shares at a constant price. The funds, however, are not permitted to price their portfolios at amortized cost if that amount varies by more than 50 basis points from the portfolio's market value. In that case, the fund would be required to price its portfolio at market value and consequently would no longer be able to create or liquidate shares at a constant price. We do not consolidate the CNAV funds because we do not absorb the majority of the expected future risk associated with the fund's assets, including interest rate, liquidity, credit and other relevant risks that are expected to affect the value of the assets.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $40 million in the fair value of financial liabilities during 2013, compared with an increase of $436 million during 2012.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during 2013 should not be considered indicative of the results for any future period.
Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 27, "Fair Value Measurements" in the accompanying consolidated financial statements for further details on our valuation control framework.
Fair Value Hierarchy  Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in

HSBC USA Inc.

determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:

•	whether the asset or liability is transacted in an active market with a quoted market price;

•	the level of bid-ask spreads;

•	a lack of pricing transparency due to, among other things, complexity of the product and market liquidity;

•	whether only a few transactions are observed over a significant period of time;

•	whether the pricing quotations differ substantially among independent pricing services;

•	whether inputs to the valuation techniques can be derived from or corroborated with market data; and

•	whether significant adjustments are made to the observed pricing information or model output to determine the fair value.
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter ("OTC") market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury or by other foreign governments, to-be-announced ("TBA") securities and non-callable securities issued by U.S. government sponsored entities.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2013 and 2012, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 27, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between leveling categories are recognized at the end of each reporting period.
Transfers Between Level 1 and Level 2 Measurements  During 2013 and 2012, there were no transfers between Level 1 and Level 2 measurements.

HSBC USA Inc.

Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
	(dollars are in millions)
Level 3 assets(1)(2)	$3,831	$4,701
Total assets measured at fair value(3)	158,834	185,040
Level 3 liabilities	3,751	3,854
Total liabilities measured at fair value(1)	97,540	111,607
Level 3 assets as a percent of total assets measured at fair value	2.4%	2.5%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.8%	3.5%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3.7 billion of recurring Level 3 assets and $164 million of non-recurring Level 3 assets at December 31, 2013. Includes $4.5 billion of recurring Level 3 assets and $222 million of non-recurring Level 3 assets at December 31, 2012.

(3)
Includes $158.1 billion of assets measured on a recurring basis and $740 million of assets measured on a non-recurring basis at December 31, 2013. Includes $184.1 billion  of assets measured on a recurring basis and $968 million of assets measured on a non-recurring basis at December 31, 2012.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $54 million positive and $21 million positive credit risk adjustments to the fair value of our credit default swap contracts during 2013 and 2012, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $64 million and $136 million against our monoline exposure at December 31, 2013 and 2012, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $273 million and $534 million at December 31, 2013 and 2012, respectively. The decrease since December 31, 2012 reflects both reductions in our outstanding positions and improvements in exposure estimates.
Loans As of December 31, 2013 and 2012, we have classified $46 million and $52 million, respectively, of subprime residential mortgage loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded gains of $3 million and losses of $13 million during 2013 and 2012, respectively. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss).
Significant Transfers Into and Out of Level 3 Measurements  During 2013, we transferred $45 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. During 2013, we transferred $516 million of deposits in domestic offices and $226 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during 2013, we transferred $305 million of deposits in domestic offices and $38 million of long-term debt, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During 2012, we transferred $848 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
See Note 27, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2013 and 2012 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of December 31, 2013:

		Total
Rating of securities:(1)	Collateral type:	(in millions)
AAA	Commercial mortgages	$126
	Residential mortgages - Alt A	91
	Residential mortgages - Subprime	1
	Total AAA	218
A	Residential mortgages - Alt A	11
	Residential mortgages - Subprime	62
	Home equity - Alt A	98
	Student loans	68
	Total A	239
BBB	Residential mortgages - Alt A	8
	Other - Alt A	94
	Collateralized debt obligations	254
	Total BBB	356
CCC	Residential mortgages - Subprime	5
	Home equity - Alt A	129
	Total CCC	134
Unrated	Residential mortgages - Alt A	1
		$948

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $48 million or a decrease of the overall fair value measurement of approximately $59 million as of December 31, 2013. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

HSBC USA Inc.

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

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events (including legal risk);

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation;

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

•	Security and Fraud risk is the risk to the business from terrorism, crime, incidents/disasters, and groups hostile to HSBC interests;

•	Model risk is the risk of incorrect implementation or inappropriate application of models. Model risk occurs when a model does not properly capture risk(s) or perform functions as designed; and

•	Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid.
The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures are made;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, codes, rules and regulations is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.
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
Senior managers within an independent, central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure that risks are appropriately identified, measured, reported and managed. For all risk types, independent risk specialists set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, market risk is managed by the HSBC North America Head of Market Risk. Credit Risk is managed by the Chief Credit Officer/HSBC North America Head of Wholesale Credit and Market Risk and the HSBC North America Chief Retail Credit Officer. Management of operational risk is the responsibility of all businesses and corporate functions under the direction and framework set by the HSBC North America Head of Operational Risk and a centralized team. Fiduciary Risk is a component of the Operational Risk framework and resources with expertise provide advice on Fiduciary Risk matters. Compliance risk is managed through an enterprise-wide compliance risk management program made up of Regulatory Compliance and Financial Crime Compliance designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the HSBC North America Chief Risk Officer works with the AML Director and the Head of Regulatory Compliance to oversee the design, execution and administration of the enterprise-wide compliance program.
Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC North America Management Board and the HSBC Group Management Board, which consists of senior executives throughout HSBC. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures.

HSBC USA Inc.

A well-established and maintained internal control structure is vital to the success of all operations. All management within the HSBC Group, including our management, is accountable for identifying, assessing and managing the broad spectrum of risks to which the HSBC Group is subject and the related controls to mitigate the risk. HSBC has adopted a 'Three Lines of Defense' model to ensure that the risks and controls are properly managed within Global Businesses, Global Functions and HSBC Technology & Services (USA) Inc. on an on-going basis. The model delineates management's accountabilities and responsibilities over risk management and the control environment and includes mechanisms to assess the effectiveness of executing these responsibilities.
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
The Second Line comprises predominantly the Global Functions, such as Finance, Legal, Risk (including Compliance), and Human Resources, whose role is to ensure that HSBC's Risk Appetite Statement is observed. They are responsible for:

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
The Third Line of Defense, Internal Audit, provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks, as well as the management of the risks and controls by the First Line and control oversight by the Second Line. Audit coverage is implemented through a combination of governance audits with sampled assessment of the global and regional control frameworks, HSBC Group-wide themed audits of key existing and emerging risks and project audits to assess major change initiatives.
In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections. Risk management oversight begins with our Board of Directors and its various committees, principally the Audit, Risk and Compliance Committees. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Executive Officer or her staff. An HSBC USA Risk Management Committee, chaired by the Chief Risk Officer, focuses on governance, emerging issues and risk management strategies.
The HSBC North America Chief Risk Officer also serves as the HUSI Chief Risk Officer and leads a distinct, cross-disciplinary risk organization and integrated risk function. Additionally, the HSBC North America Anti-Money Laundering Director serves as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI. Specific oversight of various risk management processes is provided by the Risk Management Committee, with the assistance of the following principal HSBC USA subcommittees:

•	the Asset and Liability Management Committee ("ALCO");

•	the Fiduciary Risk Management Committee; and

•	the Operational Risk and Internal Control Committee ("ORIC").
Risk oversight and governance is also provided within a number of specialized cross-functional North America risk management subcommittees, including the HSBC North America Model Oversight Committee, the HSBC North America Risk Executive Committee and the Capital Management Review Meeting which includes risk appetite and stress testing management review.
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

HSBC USA Inc.

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
Oversight of all liquidity, interest rate and market risk is provided by ALCO which is chaired by the HUSI Chief Financial Officer. Subject to the approval of our Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.
Credit Risk Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures.
Credit risk is inherent in various on- and off-balance sheet instruments and arrangements, such as:

•	loan portfolios;

•	investment portfolios;

•	unfunded commitments such as letters of credit and lines of credit that customers can draw upon; and

•	derivative financial instruments, such as interest rate swaps which, if more valuable today than when originally contracted, may represent an exposure to the counterparty to the contract.
While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer / Head of Wholesale Credit and Market Risk North America and the HSBC North America Chief Retail Credit Officer, who report directly to the HSBC North America Chief Risk Officer and maintain independent risk functions. The credit risk associated with commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the HSBC North America Chief Retail Credit Officer. Further discussion of credit risk can be found under the "Credit Quality" caption in this MD&A.
Our credit risk management procedures are designed for all stages of economic and financial cycles, including the current protracted and challenging period of market volatility and economic uncertainty. The credit risk function continues to refine "early warning" indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, tightening underwriting criteria and investing in improved fraud prevention technologies.
The responsibilities of the credit risk function include:

•
Formulating credit risk policies – Our policies are designed to ensure that all of our various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Risk Management Committee.

•
Approving new credit exposures and independently assessing large exposures annually – The Chief Credit Officer delegates limited credit authority to our various lending units. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the approval of material credits with the HSBC Group Credit Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

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

•
Measuring portfolio credit risk – We continue to advance the measurement of the risk in our credit portfolios using techniques such as stress testing, economic capital and correlation analysis in certain internal and Board of Directors

HSBC USA Inc.

reporting. Efforts continue to refine both the inputs and assumptions used to increase the usefulness in the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•
Monitoring portfolio performance – Credit data warehouses have been implemented to centralize the reporting of credit risk, support the analysis of risk using tools such as Economic Capital, and to calculate credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

•
Establishing counterparty and portfolio limits – We monitor and limit our exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, are subject to caps that are established by the Chief Credit Officer and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95 percent worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

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

Credit Review is an independent and critical second line of defense function. Its mission is to identify and evaluate areas of credit risk within our business. Credit Review will focus on the review and evaluation of Wholesale and Retail lending activities and will identify risks and provide an ongoing assessment as to the effectiveness of the risk management framework and the related portfolios. Credit Review will independently assess the business units and Risk Management functions to ensure the portfolios are managed and operating in a manner that is consistent with HSBC Group strategy, risk appetite, appropriate local and HSBC Group credit policies and procedures and applicable regulatory requirements. For example, this includes the unilateral authority to independently assess and revise customer risk ratings, facility grades and loss given default estimates. To ensure its independent stature, the Credit Reviews Charter is endorsed by the Risk Committee of our Board of Directors which grants the Head of Credit Review unhindered access to the Risk Committee and executive sessions at the discretion of the Head of Credit Review. Accordingly, our Board of Directors has oversight of the Credit Review annual and ongoing plan, quarterly plan updates and results of reviews.
Liquidity Risk  Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due or fund its customers because of an inability to liquidate assets or obtain adequate funding. We continuously monitor the impact of market events on our liquidity positions. Historically, we have seen the greatest strain in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Core deposits, as calculated in accordance with FFIEC guidelines, comprise 76 percent of our total deposit base, providing more stable balances, less sensitivity to market events or changes in interest rates. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the recent period of financial market turmoil. We will continue to adapt the liquidity framework described below to reflect market events and the evolving regulatory landscape and view as to best practices.
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
In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. In addition to base case projections, multiple stress scenarios are generated to simulate crisis conditions, including:

•	run-off of non-core deposits;

•	inability to renew maturing interbank fundings;

•	draw downs of committed loan facilities;

•	four-notch rating downgrade of HSBC Bank USA; and

HSBC USA Inc.

•	increased discount on security values for repos or disposals.
Stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons. At December 31, 2013, our one-month and three-month stressed coverage ratios were 114 percent and 110 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. In addition, ALCO analyzes changes in the uses of liquidity, establishes policy on balance sheet usage, and sets limits on and monitors the ratio of Advances to Core Funding ("ACF"). This ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be "core" in accordance with HSBC policy and debt with at least 12 months until maturity), are utilized in providing loans to customers. We are required to maintain an ACF ratio below 105 percent. Currently our ACF ratio stands at 85 percent.
ALCO must also maintain a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. The liquidity contingency funding plan is reviewed annually and approved by the Risk Committee of our Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indicies used to track market volatility, material reductions or extreme volatility in customer deposit balances, increased utilization of credit lines, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through sales of securities from the investment portfolio and secured borrowing using the mortgage portfolio as collateral. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be used as collateral at the FHLB to increase borrowings. We maintain a Liquid Asset Buffer consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank discount window and the FHLB, providing additional secured borrowing capacity in a liquidity crisis.
A key assumption of our internal liquidity risk framework is the categorization of customer deposits into core and non-core based on our expectation of the behavior of these deposits during liquidity stress. This characterization takes into account the inherent liquidity risk categorization of the operating entity originating the deposit, the nature of the customer and the size and pricing of the deposit. The core deposit base is considered to be a long-term source of funding and therefore is assumed not to be withdrawn in the liquidity stress scenario that we use to calculate our principal liquidity risk metrics. Deposits from affiliates and banks are treated entirely as non-core.
The three filters considered in assessing whether a deposit is core are:

•	price: any deposit priced significantly above market or benchmark rates is generally treated as entirely non-core;

•	size: for depositors with total funds above certain monetary thresholds, amounts over the thresholds are excluded. Thresholds are established by considering the business line; and

•
line of business: the element of any deposit remaining after the application of the price and size filters is assessed on the basis of the line of business to which the deposit is associated. The proportion of any customer deposit that can be considered core under this filter is between 35 percent and 90 percent.

Given our overall liquidity position, during 2013, we have continued to manage down low-margin commercial and institutional deposits in order to maximize profitability.
In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards, subject to phase-in periods, by 2015 and 2018, respectively.
In October 2013, the FRB, the OCC and the FDIC issued for public comment a rule to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR proposal is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1,

HSBC USA Inc.

2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The LCR proposal does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation periods, the Basel Committee and U.S. banking regulators may make further changes to the LCR and the NSFR. U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.
We believe that HSBC North America and HSBC Bank USA will meet these liquidity requirements prior to their formal introduction. The actual impact will be dependent on the specific final regulations issued by the U.S. regulators to implement these standards. HSBC North America and HSBC Bank USA may need to change their liquidity profile to support compliance with any future final rules. We are unable at this time, however, to determine the extent of changes we will need to make to our liquidity position, if any.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the long and short-term debt ratings we and HSBC Bank USA maintained at 2013:

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
On February 6, 2014, Standard and Poor's published a request for comment regarding proposed revisions to their treatment of Bank and Prudentially Regulated Finance Company Hybrid Capital Instruments. The adoption of any such revisions may unfavorably impact the ratings of our preferred stock, trust preferred securities and subordinated debt.
As of 2013, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available for sale debt securities. Approximately $1.4 billion of debt securities in this portfolio at December 31, 2013 are expected to mature in 2014. The remaining $53.4 billion of debt securities not expected to mature in 2014 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through loan sales and securitizations. In 2013, we did not sell any residential mortgage loan portfolios other than normal loan sales to PHH Mortgage and, prior to May 2013 applications, government sponsored enterprises.
It is the policy of HSBC Bank USA to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is collateral that is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the FRB, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2013, we had outstanding advances of $1.0 billion. The facility also allows access to further borrowings of up to $5.3 billion based upon the amount pledged as collateral with the FHLB.
As of December 31, 2013, any significant dividend from HSBC Bank USA to us would require the approval of the OCC. See Note  24, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on

HSBC USA Inc.

applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.
Under a shelf registration statement filed with the SEC, we may issue debt securities or preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $21 billion, of which $7.7 billion is available. During 2013, we issued $4.4 billion of long-term debt from this shelf.
HSBC Bank USA has a $40 billion Global Bank Note Program, which provides for issuance of subordinated and senior notes. Incremental borrowings from the Global Bank Note Program totaled $1.1 billion in 2013. There is approximately $15.8 billion of borrowing availability.
Interest Rate Risk  Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within ranges of interest rate risk that management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Day-to-day management of interest rate risk is centralized principally under the Treasurer.
We have substantial, but historically well controlled, interest rate risk in large part as a result of our portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and our large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. We have little foreign currency exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve Bank and New York Federal Home Loan Bank, represent less than one percent of total available-for-sale securities.
The following table shows the repricing structure of assets and liabilities as of December 31, 2013. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities.

HSBC USA Inc.

December 31, 2013	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$43,185	$4,824	$324	$237	$48,570
Residential mortgages	7,385	5,699	3,194	1,650	17,928
Credit card receivables	854	—	—	—	854
Other consumer loans	464	80	25	4	573
Total loans(1)	51,888	10,603	3,543	1,891	67,925
Securities available-for-sale and securities held-to-maturity	7,828	30,428	10,808	7,200	56,264
Other assets	57,331	3,627	340	—	61,298
Total assets	117,047	44,658	14,691	9,091	185,487
Domestic deposits(2):
Savings and demand	58,768	14,989	9,430	—	83,187
Certificates of deposit	9,217	204	2	—	9,423
Long-term debt	12,947	5,000	2,200	2,700	22,847
Other liabilities/equity	58,163	11,343	—	524	70,030
Total liabilities and equity	139,095	31,536	11,632	3,224	185,487
Total balance sheet gap	(22,048)	13,122	3,059	5,867	—
Effect of derivative contracts	10,195	(3,906)	(3,900)	(2,389)	—
Total gap position	$(11,853)	$9,216	$(841)	$3,478	$—

(1)	Includes loans held for sale.

(2)	Does not include purchased or wholesale deposits. For purposes of this table purchased and wholesale deposits are reflected in "Other liabilities/equity".
Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts.
In the course of managing interest rate risk, a present value of a basis point ("PVBP") analysis is utilized in conjunction with a combination of other risk assessment techniques, including economic value of equity, net interest income simulation modeling, capital risk and Value at Risk ("VAR") analyses. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action. This combination of techniques, with some focusing on the impact of interest rate movements on the value of the balance sheet (PVBP, economic value of equity, VAR) and others focusing on the impact of interest rate movements on earnings (net interest income simulation modeling) allows for comprehensive analyses from different perspectives. Discussion of the use of VAR analyses to monitor and manage interest rate and other market risks is included in the discussion of market risk management below.
A key element of managing interest rate risk is the management of the convexity of the balance sheet, largely resulting from the mortgage related products on the balance sheet. Convexity risk arises as mortgage loan consumers change their behavior significantly in response to large movements in market rates, but do not change behavior appreciably for smaller changes in market rates. Certain interest rate management tools, such as net interest income simulation modeling described below, better capture the embedded convexity in the balance sheet, while measures such as PVBP are designed to capture the risk of smaller changes in rates.
Refer to "Market Risk Management" for discussion regarding the use of VAR analyses to monitor and manage interest rate risk.
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
Present value of a basis point  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2013 and 2012.

HSBC USA Inc.

At December 31,	2013	2012
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	6.8	1.7
Net interest income simulation modeling techniques  are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios, which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

At December 31, 2013	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2014):
Change resulting from a gradual 100 basis point increase in the yield curve	$(5)	—
Change resulting from a gradual 100 basis point decrease in the yield curve	(68)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	(43)	(2)
Change resulting from a gradual 200 basis point decrease in the yield curve	(137)	(6)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2014):
Change resulting from an immediate 100 basis point increase in the yield curve	(7)	—
Change resulting from an immediate 100 basis point decrease in the yield curve	(109)	(5)
Change resulting from an immediate 200 basis point increase in the yield curve	(39)	(2)
Change resulting from an immediate 200 basis point decrease in the yield curve	(257)	(12)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is currently excluded from Tier 1 capital, it is included in two important accounting based capital ratios: tangible common equity to tangible assets and tangible common equity to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark will no longer be excluded from Tier 1 capital and the impact of this change for HSBC USA will be assessed along with the other Basel III changes being introduced. As of December 31, 2013, we had an available-for-sale securities portfolio of approximately $54.9 billion with a negative mark-to-market of $29 million included in tangible common equity of $13.4 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $284 million to a net loss of $313 million with the following results on our tangible capital ratios.

At December 31, 2013	Actual	Proforma(1)
Tangible common equity to tangible assets	7.28%	7.20%
Tangible common equity to risk weighted assets	10.85	10.72

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.`
Market Risk  Market risk is the risk that movements in market risk factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce HSBC USA’s income or the value of its portfolios. We separate exposures to market risk into trading and non-trading portfolios. Trading portfolios include those positions arising from market-making and other mark-to-market positions so designated. Non-trading portfolios primarily arise from the interest rate management of our retail and commercial banking assets and liabilities, financial investments classified as available-for-sale and held-to-maturity. Our objective is to manage and control market risk exposures in order to optimize returns on risk while maintaining positions within management identified risk appetite defined in sensitivity, VAR and RWA term.

HSBC USA Inc.

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
Stress testing In recognition of the limitations of VAR, we complement VAR with stress testing to evaluate the potential impact on portfolio values of more extreme, although plausible, events or movements in a set of financial variables. Stress testing is performed at a portfolio level, as well as on the consolidated positions of the HSBC Group, and covers the following scenarios:

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
Stress testing is governed by the Stress Testing Review Group forum that coordinates the HSBC Group stress testing scenarios in conjunction with the regional risk managers. Consideration is given to the actual market risk exposures, along with market events in determining the stress scenarios.
Stress testing results are reported to senior management and provide them with an assessment of the financial impact such events would have on our profits and capitalization.
Market risk was relatively stable during 2013 as the Global Markets business in the US continued to focus on customer facilitation and simplifying its trading products. Overnight risk taking was limited against the backdrop of concerns around the FRB's proposed quantitative easing tapering policy and its related impact on emerging market capital flows as well as political issues such as the

HSBC USA Inc.

U.S. debt ceiling negotiations. Non-trading VAR varied considerably during the year given the relatively increased volatility in interest rates and mortgage spreads.
The major contributor to the trading and non-trading VAR for us is our GB&M business.
Trading Activities Our management of market risk is based on a policy of restricting individual operations to trading within an authorized list of permissible instruments, enforcing new product approval procedures and restricting trading in the more complex derivative products to offices with appropriate levels of product expertise and robust control systems. Market making trading is undertaken within GB&M.
In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and managed using a complementary set of techniques, including VAR and a variety of interest rate risk monitoring techniques as discussed above. These techniques quantify the impact on capital of defined market movements.
Trading portfolios reside primarily within the Markets unit of the GB&M business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within mortgage banking which is included within the RBWM business segment. Portfolios include foreign exchange, interest rate swaps and credit derivatives, precious metals (i.e. gold, silver, platinum), equities and money market instruments including "repos" and securities. Trading occurs as a result of customer facilitation and economic hedging. In this context, economic hedging may include forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge accounting requirements.
The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. "Loss review" refers to the maximum amount of loss that may be incurred before senior management intervention is required.
The following table summarizes trading VAR for 2013:

	December 31, 2013	Full Year 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total trading	$9	$6	$19	$9	$8
Foreign exchange	7	4	12	7	5
Interest rate directional and credit spread	10	5	11	8	6

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during 2013. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for 2013 shows that the largest daily gain was $8 million and the largest daily loss was $13 million.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	3	117	123	7	—
The risk associated with movements in credit spreads is primarily managed through sensitivity limits, stress testing and VAR on those portfolios where it is calculated. Credit spread, which is calculated for credit derivatives portfolios, is a separate risk type within our VAR models and is included in total VAR for trading activities in the table above.
The sensitivity of trading mark to market to the effect of one basis point movement in credit spreads on the total trading activities was less than one million for both December 31, 2013 and 2012. The combination of directional interest rate risk and credit spread were the largest contributors to VAR in both 2013 and 2012.
Certain transactions are structured such that the risk is negligible under a wide range of market conditions or events, but in which there exists a remote possibility that a significant gap event could lead to loss. A gap event could be seen as a change in market price from one level to another with no trading opportunity in between, and where the price change breaches the threshold beyond which the risk profile changes from having no open risk to having full exposure to the underlying structure. Such movements may occur, for example, when there are adverse news announcements and the market for a specific investment becomes illiquid, making hedging impossible. Given the characteristics of these transactions, they will make little or no contribution to VAR or to traditional market risk sensitivity measures. We capture the risks for such transactions within our stress testing scenarios. Gap risk arising is monitored on an ongoing basis, and we incurred no gap losses on such transactions in 2013.

HSBC USA Inc.

The ABS/MBS exposures within the trading portfolios are managed within sensitivity and VAR limits and are included within the stress testing scenarios described above.

At December 31,	2013	2012
	(in millions)
Stressed Value at Risk (1-day equivalent)	$28	$13
Stressed VAR is calculated based on a 99 percent confidence level utilizing a significant period of stress in financial markets. The stressed VAR figure at December 31, 2013 reflects exposure to extreme movements in both interest rates and credit spreads. During 2013, this sensitivity increased based on the positions in the trading book.
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
The following table summarizes non-trading VAR for 2013, assuming a 99 percent confidence level for a two-year observation period and a one-day "holding period."

	December 31, 2013	Full Year 2013			December 31, 2012
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$104	$78	$145	$99	$92
The sensitivity of equity to the effect of a one basis point movement in credit spreads on our investment securities was $4 million and $5 million at December 31, 2013 and 2012, respectively. The sensitivity was calculated on the same basis as that applied to the trading portfolio.
Market risk also arises on fixed-rate securities we issue. These securities are issued to support long-term capital investments in subsidiaries and include non-cumulative preferred shares, noncumulative perpetual preferred securities and fixed rate subordinated debt.
Market risk arises on debt securities held as available-for-sale. The fair value of these securities was $54.9 billion and $67.7 billion at December 31, 2013 and 2012, respectively.
A principal part of our management of market risk in non-trading portfolios is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of market risk in non-trading portfolios, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while balancing the cost of such hedging activities on the current net revenue stream. See "Interest Rate Risk Management" above for further discussion.
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

HSBC USA Inc.

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

At December 31, 2013	Value
(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2014):
Value of hedged MSRs portfolio	$227
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)
Calculated change in net market value	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	3
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	6
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarized the frequency distribution of the weekly economic value of the MSR asset during 2013. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	3	15	30	4	—
Operational Risk  Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. Our Operational Risk and Internal Control ("ORIC") management framework ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC USA and covers all our businesses and operations (including all entities, activities, processes, systems and products). During 2013, our risk profile was dominated by compliance and legal risks and the incidence of and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant. We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile. We are operating under a U.S. Deferred Prosecution Agreement ("U.S. DPA") with the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia. We have also been served with cease and desist orders from the U.S. FRB and the OCC. These orders cite substantial actions needed to correct deficiencies in Compliance, Risk Management and AML programs. A breach of the U.S. DPA would have a significant impact on us as a whole and could result in parties to the DPA reinstituting civil or criminal proceedings against us. Failure to close the various cease and desist and/or the consent orders would result in our inability to operate in a compliant manner. We have committed to take or continue to adhere to a number of remedial measures related to the U.S. DPA and regulatory orders.
The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, HSBC faces a growing threat of cyber-attacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss, loss of customer data and other sensitive information which could undermine both our reputation

HSBC USA Inc.

and our ability to attract and retain our customers. We experienced cyberattacks in 2013, none of which resulted in material financial loss or the loss of customer data. We continue to enhance our cyber-threat intelligence capability and detection and response capabilities to minimize the impacts of cyber-attacks. This area will continue to be a focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
We have established an independent Operational Risk and Internal Control management discipline in North America which is led by the HSBC North America Head of Operational Risk and Internal Control, reporting to the HSBC North America Chief Risk Officer. The mission of the Operational Risk and Internal Control Committee, chaired by the HSBC North America Chief Risk Officer, is to provide governance and strategic oversight of the operational risk management framework, including the identification , assessment, monitoring and appetite for operational risk. Selected results and reports from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. While management in the First Line of Defense is responsible for managing and controlling operational risk, the central Operational Risk and Internal Control function provides functional oversight by coordinating the following activities:

•	developing Operational Risk and Internal Control policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

•	providing firm-wide operational risk and control reporting and facilitating the development of action plans;

•	identifying emerging risks and monitoring operational risks and internal controls to reduce foreseeable, future loss exposure;

•	analyze root-cause of large operational risk losses;

•	providing operational risk training and awareness programs for employees throughout the firm;

•	communicating with Business Risk Control Managers to ensure the operational risk management framework is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments, communicating results to business management and monitoring remedial actions that may be necessary to improve the assessments; and

•	modeling operational risk losses and scenarios for capital management purposes.
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management framework have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a HSBC North America Operational Risk and Internal Control policy. Key elements of the policy and our operational risk management framework include:

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
Management practices include standard reporting to senior management and the Operational Risk and Internal Control Committee of high risks, significant control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that we remain in line with best practice and take into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable.
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

HSBC USA Inc.

Compliance Risk  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
All HSBC companies are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2013, we experienced increasing levels of compliance risk as regulators and other agencies pursued investigations into historical activities and as we continued to work with them in relation to already identified issues. These included an appearance before the U.S. Senate Permanent Subcommittee on Investigations and the Deferred Prosecution Agreement reached with U.S. authorities in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, plus a related undertaking with the U.K.'s PRA;
HSBC has already taken specific steps to address these issues including making significant changes to strengthen compliance, risk management and culture. These steps, which should also serve over time to enhance our compliance risk management capabilities, include the following:

•	the creation of a new global structure, which will make the HSBC Group easier to manage and control;

•	simplifying HSBC's businesses through the ongoing implementation of an organizational effectiveness program and a five economic filters strategy;

•	implementing a sixth global risk filter which will standardize the way HSBC does business in high risk countries;

•	substantially increasing resources, doubling global expenditure and significantly strengthening Compliance as a control (and not only as an advisory) function;

•	continuing to roll out cultural and values programs that define the way everyone in the HSBC Group should act; and

•	adopting and enforcing the most effective standards globally, including a globally consistent approach to knowing and retaining our customers.
Additionally, HSBC has substantially revised its governance framework in this area, appointing a Chief Legal Officer with particular expertise and experience in U.S. law and regulation, and creating and appointing experienced individuals to the new roles of Head of Group Financial Crime Compliance and Global Head of Regulatory Compliance.
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
Within the U.S., the Compliance Committee of the Board of Directors oversees the remediation of the compliance risk management program. The compliance function is led by the Chief Risk Officer ("CRO") for HSBC North America, who reports directly to the HSBC North America Chief Executive Officer, and the HSBC Head of Group Risk. Further, the senior compliance personnel functionally report to the CRO for HSBC North America. This reporting relationship enables the CRO to have direct access to HSBC Group Compliance, HSBC Group Risk and the HSBC North America Chief Executive Officer, as well as allowing for line of business personnel to be independent. The CRO for HSBC North America has broad authority from the Board of Directors and senior management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the CRO for HSBC North America to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.
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
Our enterprise-wide program in HSBC North America is designed in accordance with HSBC policy and the principles established by the FRB in Supervision and Regulation Letter 08-8 (SR 08-8) dated October 16, 2008. By leveraging industry-leading practices and taking an enterprise-wide, integrated approach to managing our compliance risks, we can better identify and understand our compliance requirements, monitor our compliance risk profile, and assess and report our compliance performance across the organization. Consistent with the expectations of HSBC North America’s regulators, our enterprise-wide compliance risk management program is designed to promote a consistent understanding of roles and responsibilities, as well as consistency in

HSBC USA Inc.

compliance program activities. The program is structured to pro-actively identify as well as quickly react to emerging issues and to, assess, control, measure, monitor and report compliance risks across the company, both within and across business lines, support units, jurisdictions and legal entities.
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
Fiduciary Risk  Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity. It is the risk associated with failing to offer services honestly and properly to clients in that capacity. We define a fiduciary duty as any duty where we hold, manage, oversee or have responsibilities for assets of a third party that involves a legal and/or regulatory duty to act with the highest standard of care and with utmost good faith. A fiduciary must make decisions and act in the best interests of the third parties and must place the wants and needs of the client first, above the needs of the organization. Fiduciary duties can also be established by case law, statue or regulation. Fiduciary capacity is primarily defined in banking regulation as:

•	serving traditional fiduciary duties such as trustee, executor, administrator, registrar of stocks and bonds, transfer agent, guardian, receiver or assigns;

•	providing investment advice for a fee; or

•	possessing investment discretion on behalf of another.
Fiduciary risks, as defined above, reside in our PB businesses (such as Investment Management, Personal Trust, Security Operation Services) and other business lines outside of PB (such as Corporate Trust) and ruled/guided primarily (but, not exclusively) by OCC Fiduciary-targeted Regulations (i.e. Regulation 12 CFR 9, Regulation 12 CFR 12). Additionally, Fiduciary Risk also includes risk associated with certain SEC regulated Registered Investment Advisers ("RIA"), which lie outside of the traditional banking regulatory fiduciary risk definitions as described above. Asset Management ("AMUS") would fall into that category as would HSI/Private Client Services. The RIA definition of fiduciary capacity primarily applies in the following circumstances and is ruled/guided primarily (but, not exclusively) by SEC Fiduciary-targeted Regulations (i.e. Investment Advisers Act of 1940 and Investment Company Act of 1940):

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
As discussed above, we have established an independent Operational Risk and Internal Control management discipline in North America. Included in the management of Operational Risk, as discussed above, the Operational Risk and Internal Control function has included in the risk management framework a Fiduciary Risk Stream, as specifically defined, and is managed, monitored, and controlled with acceptable risk appetite levels, and to report and escalate elevated risks to senior management and the Fiduciary Committee of the Board of Directors. Fiduciary Risk management is included in the formal Risk and Control Assessment process (along with other primary Operational Risks), Key Risk Indicator monitoring, management of self-identified issues reporting and a governance framework.
Fiduciary Risk is governed by the Fiduciary Committee of the Board of Directors. The Fiduciary Committee has established the Fiduciary Risk Management Committee ("FRMC") to carry out the day-to-day activities of managing Fiduciary Risk. The FRMC is chaired by the HSBC North America Operational Risk Head and includes Fiduciary business line heads as well as representatives from legal, compliance and audit and other fiduciary support functions. The FRMC also includes a Fiduciary Risk Specialist who has the requisite expertise to oversee and provide governance and advice on Fiduciary Risk matters. The Fiduciary Risk Specialist partners with the lines of business and other functional areas performing these fiduciary activities as well as interacts with regulators on fiduciary matters.
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
Reputational risk is considered and assessed by the HSBC Group Management Board, our HSBC Group and local Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational risk, including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures and employee relations.

HSBC USA Inc.

We have taken steps over the past several years to de-risk our businesses and product offering to reduce reputational risk. In addition, we continue to strengthen our internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken.
The HSBC North America Risk Management Committee provides governance and oversight of reputational risk. The monthly Risk Map process assesses our level and direction of reputational risk and helps ensure appropriate management action is taken when necessary. The Risk Map is a reporting tool where management assesses the overall level and direction of several distinct risk categories, including management action necessary to control or address risks outside of an acceptable level or risk appetite. Each wholesale business (GB&M, CMB, PB) reviews transactions via the Reputational Risk Committee that may adversely affect our public perception. The Committee is chaired by a Managing Director from Wholesale Credit Risk and is comprised of senior members from the business, legal, compliance, credit risk and other invited parties. The Committee is responsible for reviewing the individual merits and involved parties in high-risk transactions, and approving or declining transactions based on the potential reputational risks to us. Separately, a Client Selection Committee exists within the individual Wholesale Businesses which reviews incoming and current relationships to ensure that we are not dealing with clients whose controls and standards do not match those of ours. In addition to the committees, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our Chief Executive Officer and senior management of our businesses.
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
This risk is also a function of the compatibility of our strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation.
We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC levels. This process is monitored by the Strategy and Planning Group to ensure compliance with our policies and standards.
Security and Fraud Risk We are committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. To that end we ensure that all physical security, fraud, business continuity, information and geopolitical risks are appropriately identified, measured, managed, controlled, and reported in a timely and consistent manner. The Security and Fraud Risk function ("S&FR"), headed by an Executive Vice President who reports directly to the HSBC North America Chief Risk Officer, provides assurance, oversight and challenge over the effectiveness of the risk and control activities conducted by the businesses as the First Line of Defense, establishes frameworks to identify and measure the risks being taken by their respective businesses, and monitors the performance of the key risks through key indicators and the oversight and assurance programs against defined risk appetite and risk tolerance. S&FR is split into six functions:

•
Client Intelligence Group, whose purpose is to provide timely and reliable intelligence on the potential financial crime risks posed by GB&M, CMB and PB clients and prospects to enable better risk management;

•
Business Continuity Management, is responsible for ensuring that risk identification and incident handling, ranging from natural disasters to terrorism and flu pandemics, together with business recovery standards, are appropriate and are planned for, robust and tested. A major part of this responsibility is the identification of emerging risks to ensure they can be mitigated as much as possible by the flexibility of our planning, both for current incidents but also on a strategic basis in the years ahead;

•
Fraud Risk is responsible for establishing and operating policies, standards, systems and other controls to prevent and detect fraud against us or our customers. Where fraud occurs, the Fraud risk function is responsible for investigating this, identifying control weaknesses or failures, recovering stolen monies and forming evidential cases for law enforcement prosecution;

•
Information Security Risk (ISR) is responsible for protecting HSBC's information from theft, corruption or loss, whether caused deliberately or inadvertently by its staff or external parties. Its primary mechanisms for doing this are robust assessments of evolving threats, layers of controls on what information staff have access to and how it is stored and conveyed, and a series of technical defenses and monitoring operations to mitigate the risks of externally instigated breaches causing harm or corruption to data or systems integrity. The ISR function is also responsible for investigating information breaches and taking remedial action;

•
Physical Security Risk develops practical physical, electronic, and operational countermeasures to ensure that the people, property and assets managed by us are protected from crime, theft, attack and groups hostile to our interests. Security travel controls and guidance are also maintained; and

HSBC USA Inc.

•
Geopolitical Risk provides both regular and ad hoc reporting to business executives and senior S&FR management on geopolitical risk profiles and evolving threats in the U.S. and other countries in which we operate. This enhances strategic business planning and provides an early view into developing security risks.

There are several Security and Fraud Risk related committees that aid and assist the S&FR function to identify, measure, monitor, and manage the Security and Fraud risks across HSBC North America.
Model Risk  In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive Model Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a revamped HSBC North America Model Standards Policy, the transformation of the HSBC North America Credit Risk Analytics Oversight Committee into a HSBC North America Model Oversight Committee that is chaired by the Chief Risk Officer and has broad representation from across HSBC North America businesses and functions. The committee provides broad oversight around model risk management including the review and approval of model governance sub-committees. Materiality levels of models are approved by the HSBC North America Model Oversight Committee that is also notified of all material model approvals or changes to existing material models by the respective business or functional areas. A complete inventory of all HSBC North America models is maintained and reported to the HSBC North America Model Oversight Committee at least semi-annually.
An Independent Model Review ("IMR") function is responsible for providing effective challenge of models and critical processes implemented for use within HSBC North America. Reviews are conducted in-line with supervisory guidance on model risk management issued by the OCC and FRB as well as other applicable internal and regulatory guidelines. Effective challenge is defined as a critical analysis by objective, informed parties who can identify model limitations and assumptions and produce appropriate changes. IMR’s activities are segregated from the model development process to ensure that incentives are aligned with the function’s role to challenge models and identify model limitations, and the authority and access provided by the Board of Directors provides the function with the necessary influence to ensure that its recommendations are acted upon. The independent model review process assesses model development, implementation, use, validation, and governance. IMR’s scope covers models reported on the HSBC North America model inventory and critical non model processes. Examples of models and processes that IMR currently reviews include: Basel II Credit and Operational Risk, CCAR, ICAAP, Allowance for Loan and Lease Losses, Loss Forecasting, Retail Credit Risk Management, and AML.
Pension Risk Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations. Effective January 1, 2005,our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2013, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $457 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

New Accounting Pronouncements to be Adopted in Future Periods

Unrecognized Tax Benefits In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update that provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax jurisdiction. The standard requires an entity to present the unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. However, the standard requires an entity to present an unrecognized tax benefit on the balance sheet as a liability if certain conditions are met. The new guidance is effective for all annual and interim periods beginning January 1, 2014. The new guidance is not expected to impact our unrecognized tax benefit liability upon adoption.
Accounting for Investments in Qualified Housing Projects In January 2014, the FASB issued an Accounting Standards Update ("ASU") which permits, but does not require, an investor to amortize its Low Income Housing Tax Credit ("LIHTC") investments in proportion to the allocated Low Income Housing Federal tax benefits and present such tax benefits net of investment amortization in the income tax line. The ASU is effective for fiscal years beginning after December 15, 2014 to be applied retrospectively with early adoption permitted. Although we have not made a final decision, we currently expect to early adopt the new standard in the first quarter of 2014, effective January 1, 2014. The new standard will result in a change in the income statement presentation for

HSBC USA Inc.

the amortization expense of the LIHTC investments and will result in a reduction to operating expenses of approximately $85 million in each of the three years ended December 31, 2013, 2012 and 2011 with a corresponding increase to income tax expense and is not expected to have any impact to net income.

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
CDS – Credit Default Swap.
Contractual Delinquency – A method of determining aging of past due accounts based on the past due status of payments under the loan. Delinquency status may be affected by customer account management policies and practices such as the re-age of accounts or modification arrangements.
Delinquency Ratio – Two-months-and-over contractual delinquency expressed as a percentage of loans and loans held for sale at a given date.
Efficiency Ratio – Total operating expenses, reduced by minority interests, expressed as a percentage of the sum of net interest income and other revenues (losses).
FRB – The Federal Reserve Board; our principal regulator.
Futures Contract – An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.
Global Bank Note Program – A $40 billion note program, under which HSBC Bank USA issues senior and subordinated debt.
GM Portfolio – A portfolio of General Motors MasterCard receivables we purchased from HSBC Finance in January 2009. New loan originations subsequent to the initial purchase were purchased daily by HSBC Bank USA. The GM portfolio was sold to Capital One on May 1, 2012.
Goodwill – The excess of purchase price over the fair value of identifiable net assets acquired, reduced by liabilities assumed in a business combination.
HELOC – A revolving line of credit with an adjustable interest rate secured by a lien on the borrower’s home which reduces the borrower’s equity in the home. HELOCs are classified as home equity mortgages.
IFRS Basis – A non-U.S. GAAP measure of reporting results in accordance with International Financial Reporting Standards.
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
Loan-to-Value ("LTV") Ratio – For first liens, the current loan balance expressed as a percentage of the current property value. For second liens, the current loan balance plus the senior lien amount at origination expressed as a percentage of the current property value.
Mortgage Servicing Rights ("MSRs") – An intangible asset which represents the right to service mortgage loans. These rights are recognized at the time the related loans are sold or the rights are acquired.
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

HSBC USA Inc.

OCC – The Office of the Comptroller of the Currency; the principal regulator for HSBC Bank USA.
Options – A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.
Portfolio Seasoning – Relates to the aging of origination vintages. Loss patterns emerge slowly over time as new accounts are booked.
Private Label Credit Card – A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant’s name. The private label credit card portfolio was sold to Capital One on May 1, 2012.
Private Label Card Receivable Portfolio – Loan and credit card receivable portfolio acquired from HSBC Finance on December 29, 2004. The private label card receivable portfolio was sold to Capital One on May 1, 2012.
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
REO – Real Estate Owned
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
TDR Loans – Troubled debt restructurings.
Total Average Shareholders’ Equity to Total Assets – Average total shareholders’ equity expressed as a percentage of average total assets for a given period.
Total Period End Shareholders’ Equity to Total Assets – Total shareholders’ equity expressed as a percentage of total assets as of a given date.
UP Portfolio – A portfolio of AFL-CIO Union Plus MasterCard/Visa receivables that we purchased from HSBC Finance in January 2009. New loan originations subsequent to the initial purchase were purchased daily by HSBC Bank USA. The UP portfolio was sold to Capital One on May 1, 2012.
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following tables summarize the year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing annualized net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2013, 2012 and 2011 included fees of $108 million, $85 million and $81 million, respectively. The calculation of net interest margin includes interest expense of $50 million and $237 million for 2012 and 2011, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

HSBC USA Inc.

	2013			2012			2011
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$22,555	$58.26%		$20,381	$58.28%		$25,945	$76.29%
Federal funds sold and securities purchased under resale agreements	1,989	10.49		6,678	38.57		5,230	57	1.09
Trading assets	10,563	118	1.11	12,249	110.90		13,423	197	1.47
Securities	56,105	897	1.60	61,184	1,111	1.82	49,802	1,263	2.54
Loans:
Commercial	45,922	1,142	2.49	39,272	1,052	2.68	31,971	903	2.83
Consumer:
Residential mortgages	15,928	559	3.51	15,510	595	3.84	14,877	637	4.28
Home equity mortgages	2,160	71	3.28	2,802	95	3.38	3,547	118	3.33
Credit cards	823	72	8.74	976	80	8.17	1,166	87	7.47
Other consumer	619	32	5.14	784	45	5.76	1,022	67	6.57
Total consumer	19,530	734	3.76	20,072	815	4.06	20,612	909	4.41
Total loans	65,452	1,876	2.87	59,344	1,867	3.15	52,583	1,812	3.45
Other	3,140	41	1.32	3,416	43	1.25	5,716	44.76
Total interest earning assets	159,804	$3,000	1.88%	163,252	$3,227	1.98%	152,699	$3,449	2.26%
Allowance for credit losses	(601)			(647)			(767)
Cash and due from banks	1,099			1,486			1,617
Other assets	22,591			25,053			25,621
Assets of discontinued operations	—			6,871			21,000
Total assets	$182,893			$196,015			$200,170
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,448	$65.15%		$51,375	$178.35%		$57,979	$257.44%
Other time deposits	20,110	107.53		16,542	142.85		16,085	143.89
Deposits in foreign offices:
Foreign banks deposits	7,669	5.06		8,443	6.08		6,503	9.14
Other interest bearing deposits	6,314	6.09		13,463	14.11		19,119	18.09
Deposits held for sale	—	1	—	6,335	17.27		6,366	16.25
Total interest bearing deposits	77,541	184.24		96,158	357.37		106,052	443.42
Short-term borrowings	18,496	40.21		14,640	28.19		18,876	44.23
Long-term debt	21,938	661	3.01	19,761	680	3.44	18,459	645	3.49
Total interest bearing deposits and debt	117,975	885.75		130,559	1,065.82		143,387	1,132.79
Tax liabilities	499	53	10.54	463	33	7.10	319	99	31.22
Total interest bearing liabilities	118,474	938.79		131,022	1,098.84		143,706	1,231.86
Net interest income/Interest rate spread		$2,062	1.09%		$2,129	1.14%		$2,218	1.40%
Noninterest bearing deposits	31,057			28,387			22,418
Other liabilities	15,816			17,502			15,344
Liabilities of discontinued operations	—			785			1,022
Total shareholders’ equity	17,546			18,319			17,680
Total liabilities and shareholders’ equity	$182,893			$196,015			$200,170
Net interest margin on average earning assets			1.29%			1.30%			1.45%
Net interest income to average total assets			1.13%			1.12%			1.24%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions "Interest Rate Risk" and "Market Risk".

Item 8. Financial Statements and Supplementary Data

Our 2013 Financial Statements meet the requirements of Regulation S-X. The 2013 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
HSBC USA Inc.:
We have audited the accompanying consolidated balance sheet of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the accompanying consolidated balance sheet of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, and the financial position of the Bank as of December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.
/s/    KPMG LLP
New York, New York
February 24, 2014

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2013	2012	2011
	(in millions)
Interest income:
Loans	$1,876	$1,867	$1,812
Securities	876	1,090	1,242
Trading assets	118	110	197
Short-term investments	68	96	133
Other	41	43	44
Total interest income	2,979	3,206	3,428
Interest expense:
Deposits	184	316	251
Short-term borrowings	40	28	44
Long-term debt	661	671	600
Other	53	33	99
Total interest expense	938	1,048	994
Net interest income	2,041	2,158	2,434
Provision for credit losses	193	293	258
Net interest income after provision for credit losses	1,848	1,865	2,176
Other revenues:
Credit card fees	43	87	129
Other fees and commissions	706	766	832
Trust income	123	110	108
Trading revenue	474	498	349
Other securities gains, net	202	145	129
Servicing and other fees from HSBC affiliates	202	202	202
Residential mortgage banking revenue	80	16	37
Gain (loss) on instruments designated at fair value and related derivatives	(32)	(342)	471
Gain on sale of branches	—	433	—
Other income	59	58	68
Total other revenues	1,857	1,973	2,325
Operating expenses:
Salaries and employee benefits	922	944	1,114
Support services from HSBC affiliates	1,459	1,480	1,513
Occupancy expense, net	230	241	280
Goodwill impairment (Note 11)	616	—	—
Expense related to certain regulatory matters (Note 28)	—	1,381	—
Other expenses	745	702	912
Total operating expenses	3,972	4,748	3,819
Income (loss) from continuing operations before income tax expense	(267)	(910)	682
Income tax expense	71	338	227
Income (loss) from continuing operations	(338)	(1,248)	455
Discontinued Operations (Note 3):
Income from discontinued operations before income tax expense	—	315	871
Income tax expense	—	112	308
Income from discontinued operations	—	203	563
Net income (loss)	$(338)	$(1,045)	$1,018

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,	2013	2012	2011
	(in millions)
Net income (loss)	$(338)	$(1,045)	$1,018
Net change in unrealized gains (losses), net of tax:
Securities available-for-sale	(1,010)	109	786
Other-than-temporarily impaired debt securities available-for-sale	—	—	1
Other-than-temporarily impaired debt securities held-to-maturity	7	—	11
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of a variable interest entity	—	—	142
Derivatives designated as cash flow hedges	118	28	(142)
Pension and post-retirement benefit plan	8	6	(3)
Total other comprehensive income (loss)	(877)	143	795
Comprehensive income (loss)	$(1,215)	$(902)	$1,813

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

At December 31,	2013	2012
	(in millions, except share data)
Assets(1)
Cash and due from banks	$961	$1,359
Interest bearing deposits with banks	19,614	13,279
Securities purchased under agreements to resell	2,119	3,149
Trading assets	28,894	30,874
Securities available-for-sale	54,906	67,716
Securities held-to-maturity (fair value of $1.5 billion and $1.8 billion at December 31, 2013 and 2012, respectively)	1,358	1,620
Loans	67,695	63,258
Less – allowance for credit losses	606	647
Loans, net	67,089	62,611
Loans held for sale (includes $3 million and $465 million designated under fair value option at December 31, 2013 and 2012, respectively)	230	1,018
Properties and equipment, net	269	276
Intangible assets, net	295	247
Goodwill	1,612	2,228
Other assets	8,140	7,069
Total assets	$185,487	$191,446
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$29,707	$31,315
Interest bearing (includes $7.7 billion and $8.7 billion designated under fair value option at December 31, 2013 and 2012, respectively)	62,903	66,520
Deposits in foreign offices:
Noninterest bearing	1,364	1,813
Interest bearing	18,634	18,023
Total deposits	112,608	117,671
Short-term borrowings	19,135	14,933
Long-term debt (includes $7.6 billion and $7.3 billion designated under fair value option at December 31, 2013 and 2012, respectively)	22,847	21,745
Total debt	154,590	154,349
Trading liabilities	10,875	14,699
Interest, taxes and other liabilities	3,558	4,562
Total liabilities	169,023	173,610
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at December 31, 2013 and 2012)	—	—
Additional paid-in capital	14,106	14,123
Retained earnings	952	1,363
Accumulated other comprehensive income	(159)	785
Total common shareholder’s equity	14,899	16,271
Total shareholders’ equity	16,464	17,836
Total liabilities and shareholders’ equity	$185,487	$191,446

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of December 31, 2013 and 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 25, "Variable Interest Entities," for additional information.

HSBC USA Inc.

At December 31,	2013	2012
	(in millions)
Assets
Interest bearing deposits with banks	$5	$—
Securities held-to-maturity	200	—
Other assets	502	533
Total assets	$707	$533
Liabilities
Long-term debt	92	92
Interest, taxes and other liabilities	93	152
Total liabilities	$185	$244

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

At December 31,	2013	2012	2011
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	14,123	13,814	13,785
Capital contributions from parent	—	312	21
Employee benefit plans and other	(17)	(3)	8
Balance at end of period	14,106	14,123	13,814
Retained earnings
Balance at beginning of period	1,363	2,481	1,536
Net income (loss)	(338)	(1,045)	1,018
Cash dividends declared on preferred stock	(73)	(73)	(73)
Balance at end of period	952	1,363	2,481
Accumulated other comprehensive income
Balance at beginning of period	785	642	(153)
Other-than-temporary impairment on securities held-to-maturity due to the consolidation of a variable interest entity	(67)	—	—
Other comprehensive income (loss), net of tax	(877)	143	795
Balance at end of period	(159)	785	642
Total common shareholder's equity	$14,899	$16,271	$16,937
Total shareholders’ equity	$16,464	$17,836	$18,502
Preferred stock
Number of shares at beginning and end of period	25,947,500	25,947,500	25,947,500
Common stock
Issued
Number of shares at beginning of period	713	712	712
Number of shares of common stock issued to parent	—	1	—
Number of shares at end of period	713	713	712

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2013	2012	2011
	(in millions)
Cash flows from operating activities
Net income (loss)	$(338)	$(1,045)	$1,018
Income from discontinued operations	—	203	563
Income (loss) from continuing operations	(338)	(1,248)	455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	286	321	268
Gain on sale of branches	—	(433)	—
Impairment of internally developed software	—	—	110
Goodwill impairment	616	—	—
Provision for credit losses	193	293	258
Deferred income tax provision (benefit)	2	40	(289)
Realized gains on securities available-for-sale	(194)	(145)	(129)
Realized gains on securities held-to-maturity	(8)	—	—
Net change in other assets and liabilities	(481)	36	108
Net change in loans held for sale:
Originations of loans	(2,078)	(3,566)	(3,248)
Sales and collection of loans held for sale	2,446	3,755	3,319
Net change in trading assets and liabilities	(1,844)	8,900	(2,712)
Lower of amortized cost or fair value adjustments on loans held for sale	9	38	51
Loss (gain) on instruments designated at fair value and related derivatives	32	342	(471)
Cash provided by (used in) operating activities – continuing operations	(1,359)	8,333	(2,280)
Cash provided by operating activities – discontinued operations	—	34	2,642
Net cash provided by (used in) operating activities	(1,359)	8,367	362
Cash flows from investing activities
Net change in interest bearing deposits with banks	(6,316)	12,175	(17,252)
Net change in securities purchased under agreements to resell	1,030	(40)	5,127
Securities available-for-sale:
Purchases of securities available-for-sale	(32,824)	(37,003)	(30,153)
Proceeds from sales of securities available-for-sale	35,211	10,547	21,468
Proceeds from maturities of securities available-for-sale	7,954	12,022	3,686
Securities held-to-maturity:
Purchases of securities held-to-maturity	—	—	(11)
Proceeds from sales of securities held-to-maturity	79	—	—
Proceeds from maturities of securities held-to-maturity	433	424	568
Change in loans:
Originations, net of collections	(4,765)	(11,603)	(6,034)
Loans sold to third parties	499	186	975
Net cash used for acquisitions of properties and equipment	(52)	(17)	(33)
Net outflows related to the sale of branches	—	(10,137)	—
Other, net	(16)	(48)	(77)
Cash provided by (used in) investing activities – continuing operations	1,233	(23,494)	(21,736)
Cash provided by (used in) investing activities – discontinued operations	—	20,746	(606)
Net cash provided by (used in) investing activities	1,233	(2,748)	(22,342)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2013	2012	2011
	(in millions)
Cash flows from financing activities
Net change in deposits	(5,146)	(9,174)	18,693
Debt:
Net change in short-term borrowings	3,787	(1,076)	3,449
Issuance of long-term debt	5,547	7,626	6,271
Repayment of long-term debt	(4,370)	(3,445)	(6,274)
Repayment of debt related to the sale and leaseback of 452 Fifth Avenue property	—	(8)	(23)
Capital contribution from parent	—	312	—
Other increases (decreases) in capital surplus	(17)	(3)	8
Dividends paid	(73)	(73)	(73)
Cash provided by (used in) financing activities – continuing operations	(272)	(5,841)	22,051
Cash used in financing activities – discontinued operations	—	(35)	(148)
Net cash provided by (used in) financing activities	(272)	(5,876)	21,903
Net change in cash and due from banks	(398)	(257)	(77)
Cash and due from banks at beginning of period(1)	1,359	1,616	1,693
Cash and due from banks at end of period	$961	$1,359	$1,616
Supplemental disclosure of cash flow information
Interest paid during the period	$921	$1,085	$1,231
Net income taxes paid during the period	64	578	498
Supplemental disclosure of non-cash investing activities
Transfer of loans to held for sale	79	42	23,755
Fair value of properties added to real estate owned	51	60	107

(1)	Cash at beginning of period includes $117 million for discontinued operations as of January 1, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET

At December 31,	2013	2012
	(in millions)
Assets(1)
Cash and due from banks	$953	$1,356
Interest bearing deposits with banks	19,062	12,718
Securities purchased under agreements to resell	2,119	3,149
Trading assets	29,172	31,964
Securities available-for-sale	54,402	67,101
Securities held-to-maturity (fair value of $1.5 billion and $1.8 billion at December 31, 2013 and 2012, respectively)	1,354	1,612
Loans	63,387	59,511
Less – allowance for credit losses	606	647
Loans, net	62,781	58,864
Loans held for sale (includes $3 million and $465 million designated under fair value option at December 31, 2013 and 2012, respectively)	230	1,018
Properties and equipment, net	268	276
Intangible assets, net	295	247
Goodwill	1,612	1,718
Other assets	7,492	6,736
Total assets	$179,740	$186,759
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$36,283	$37,315
Interest bearing (includes $7.7 billion and $8.7 billion designated under fair value option at December 31, 2013 and 2012, respectively)	66,718	70,680
Deposits in foreign offices:
Noninterest bearing	1,364	1,813
Interest bearing	18,634	18,023
Total deposits	122,999	127,831
Short-term borrowings	15,756	9,916
Long-term debt (includes $2.2 billion and $2.6 billion designated under fair value option at December 31, 2013 and 2012, respectively	7,698	8,279
Total debt	146,453	146,026
Trading liabilities	11,713	16,625
Interest, taxes and other liabilities	3,365	5,286
Total liabilities	161,531	167,937
Shareholders’ equity
Preferred stock	—	—
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,016 shares issued and outstanding at December 31, 2013 and 2012, respectively)	2	2
Additional paid-in capital	16,045	16,061
Retained earnings	2,311	1,987
Accumulated other comprehensive loss	(149)	772
Total common shareholder’s equity	18,209	18,822
Total shareholders’ equity	18,209	18,822
Total liabilities and shareholders’ equity	$179,740	$186,759

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of December 31, 2013 and 2012 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC Bank USA, National Association

At December 31,	2013	2012
	(in millions)
Assets
Interest bearing deposits with banks	$5	$—
Securities held-to-maturity	200	—
Other assets	502	533
Total assets	$707	$533
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	93	152
Total liabilities	$185	$244

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	133	16	Fair Value Option	177
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	134	17	Income Taxes	180
3	Discontinued Operations	143	18	Preferred Stock	184
4	Trading Assets and Liabilities	144	19	Accumulated Other Comprehensive Income (Loss)	185
5	Securities	145	20	Share-Based Plans	186
6	Loans	152	21	Pension and Other Postretirement Benefits	187
7	Allowance for Credit Losses	163	22	Related Party Transactions	195
8	Loans Held for Sale	165	23	Business Segments	199
9	Properties and Equipment, Net	166	24	Retained Earnings and Regulatory Capital Requirements	205
10	Intangible Assets	166	25	Variable Interest Entities	206
11	Goodwill	168	26	Guarantee Arrangements, Pledged Assets and Collateral	208
12	Deposits	168	27	Fair Value Measurements	214
13	Short-Term Borrowings	169	28	Litigation and Regulatory Matters	231
14	Long-Term Debt	170	29	Financial Statements of HSBC USA Inc. (Parent)	239
15	Derivative Financial Instruments	171

1.	Organization

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). HSBC USA (together with its subsidiaries, "HUSI") may also be referred to in these notes to the consolidated financial statements as "we", "us" or "our".
Through our subsidiaries, we offer a comprehensive range of consumer and commercial banking products and related financial services. HSBC Bank USA, National Association ("HSBC Bank USA"), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 16 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in Europe, Asia, Latin America, and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients’ needs.

HSBC USA Inc.

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Significant Accounting Policies
Basis of Presentation The consolidated financial statements include the accounts of HSBC USA and all subsidiaries in which we hold, directly or indirectly, more than 50 percent of the voting rights, or where we exercise control, including all variable interest entities ("VIEs") in which we are the primary beneficiary. Investments in companies where we have significant influence over operating and financing decisions, which primarily are those where the percentage of ownership is at least 20 percent but not more than 50 percent, are accounted for under the equity method and reported as equity method investments in other assets. All significant intercompany accounts and transactions have been eliminated.
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities, the equity investors lack certain characteristics of a controlling financial interest, or voting rights are not proportionate to the economic interests of equity investors and the entity's activities are conducted primarily on behalf of investors having few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
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
In May 2013, we consolidated our commercial paper conduit variable interest entity, otherwise known as Bryant Park Funding LLC ("Bryant Park") upon the completion of a restructuring of that entity. See Note 25, "Variable Interest Entities" for further details. The consolidation of Bryant park did not have a significant impact to our consolidated assets or liabilities.
Unless otherwise indicated, information included in these notes to the consolidated financial statements relates to continuing operations for all periods presented. In 2012, we completed the sale of all of our private label cards and substantially all of our credit card receivables to Capital One Financial Corporation. In 2011, we completed the exit of the wholesale banknotes business operated through our U.S. and Asian entities. As a result, these asset groups are reported as discontinued operations. See Note 3, "Discontinued Operations," for further details.
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

HSBC USA Inc.

internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments and such models are periodically validated by a group independent of the front office. Realized and unrealized gains and losses are recognized in trading revenues.
Trading assets and liabilities include precious metals deposited by customers with us in exchange for general claims on our physical unallocated precious metals inventory. We measure this inventory and related claims at fair value using the spot prices of the respective underlying metals and recognize changes in spot prices in trading revenue.
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
Equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value, and are recorded at cost, less any provisions for impairment. Unquoted equity securities, which include Federal Home Loan Bank stock, Federal Reserve Bank stock and Visa Class B securities, are recorded in other assets.
All other securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common shareholder's equity as a component of accumulated other comprehensive income.
Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues (losses) as security gains, net. When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. For debt securities that we intend to sell or for which it is more likely than not that we will be required to sell before the recovery of its amortized cost basis, the decline in fair value below the security's amortized cost is deemed to be other than temporary and we recognize an other-than-temporary impairment loss in earnings equal to the difference between the security's amortized cost and its fair value. We measure impairment loss for equity securities that are deemed other-than-temporarily impaired in the same manner. For a debt security that we do not intend to sell and for which it is not more likely than not that we will be required to sell prior to recovery of its amortized cost basis, but for which we nonetheless do not expect to recover the entire amortized cost basis of the security, we recognize the portion of the decline in the security's fair value below its amortized cost that represents a credit loss as an other-than-temporary impairment in earnings and the remaining portion of the decline as an other-than-temporary impairment in other comprehensive income. For these debt securities, a new cost basis is established, which reflects the amount of the other-than-temporary impairment loss recognized in earnings.
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
Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. Annual fees on MasterCard/Visa credit card and home equity lines of credit ("HELOC"), net of direct lending costs, are deferred and amortized on a straight-line basis over one year.
Nonrefundable fees related to lending activities other than direct loan origination are recognized as other revenues over the period in which the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood

HSBC USA Inc.

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
For individually assessed commercial loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and loans designated as troubled debt restructurings. Problem commercial loans are assigned various obligor grades under the allowance for credit losses methodology. In assigning the obligor ratings to a particular loan, among the risk factors considered are the obligor's debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates.
Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. This methodology uses the probability of default from the customer risk rating assigned to each counterparty. The "Loss Given Default" rating assigned to each transaction or facility is based on the collateral securing the transaction and the measure of exposure based on the transaction. Specifically, the presence of collateral (secured vs. unsecured), the loan-to-value ratio and the quality of the collateral are the primary drivers of Loss Given Default. A separate reserve for credit losses associated with off-balance sheet exposures including unfunded lending commitments such as letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type in relation to internal customer credit grading.
Probable incurred losses for pools of homogeneous consumer loans other than troubled debt restructurings are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. In addition, loss reserves are maintained on consumer and commercial receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on receivables include, as appropriate, growth, including expansion into new lending markets, geographic and customer concentrations, product mix and risk selection, unemployment rates, loan product features such as adjustable rate loans, economic conditions such as industry and business performance and trends in housing markets and interest rates, portfolio seasoning, account management policies and procedures, model imprecision, changes in laws and regulations, and other items which can affect payment patterns on outstanding loans such as natural disasters.

HSBC USA Inc.

Provisions for credit losses on commercial and consumer loans for which we have modified the loan terms as part of a troubled debt restructuring ("TDR Loans") are determined using a discounted cash flow impairment analysis or in the case of certain loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of TDR Loans as well as for recording impairment. Under this new guidance, we determined that substantially all consumer loans modified as a result of financial difficulty, including all modifications with trial periods regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. For residential mortgage loans purchased from HSBC Finance Corporation ("HSBC Finance"), we determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered a TDR Loan. We believe that multiple or later stage delinquency re-ages or a need for a modification to any of the loan terms other than to provide a market rate of interest provides evidence that the borrower is experiencing financial difficulty. Prior to 2011, substantially all consumer loans that had been granted a modification greater than twelve months were considered TDR Loans. Modifications may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest. As a result of regulatory guidance adopted in the fourth quarter of 2012, TDR Loans also include loans discharged under Chapter 7 bankruptcy and not re-affirmed.
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
Charge-Off and Nonaccrual Policies and Practices Our charge-off and nonaccrual policies differ by product and are summarized below:

HSBC USA Inc.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Commercial Loans Construction and other real estate Business and corporate banking Global banking Other commercial	Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible.
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

Charge-offs involving a bankruptcy for credit card receivables occurs by the end of the month, 60 days after notification or 180 days contractually delinquent, whichever comes first.
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
Loans Held for Sale With the exception of leveraged loans and commercial loans for which the fair value option has been elected, certain residential mortgage whole loans, consumer receivables and commercial loans are classified as held for sale and are

HSBC USA Inc.

accounted for at the lower of cost or fair value. Where available, we measure held-for-sale residential mortgage whole loans based on transaction prices of similar loan portfolios observed in the whole loan market with adjustments made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return. Increases in the valuation allowance utilized to adjust held-for-sale loans to fair value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated statement of income (loss). Receivables are classified as held for sale when management no longer intends, or no longer has the ability, to hold the receivables for the foreseeable future or until maturity or payoff. While receivables are held for sale, the carrying amounts of any unearned income, unamortized deferred fees or costs (on originated receivables), or discounts and premiums (on purchased receivables) are not amortized into earnings.
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
Mortgage Servicing Rights Residential mortgage servicing rights ("MSRs") are initially measured at fair value at the time that the related loans are sold and are periodically re-measured using the fair value measurement method. Residential MSRs are measured at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur.
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
Goodwill Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment at a minimum on an annual basis at the reporting unit level using discounted cash flow and market approaches. The market approach focuses on valuation multiples for reasonably similar publicly traded companies and also considers recent market transactions, while the discounted cash flows method utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment is reviewed as of an interim date if circumstances indicate that it is more likely than not that the carrying amount of a reporting unit is above fair value. The carrying amount of a reporting unit is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk-weighted assets a capital charge that, prior to the fourth quarter of 2013, was consistent with Basel 2.5 requirements, and additionally, allocating to that unit the remaining carrying amount of HUSI's net assets that is attributable to

HSBC USA Inc.

that unit. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first Comprehensive Capital Analysis and Review ("CCAR") submission and HSBC Bank USA's first Dodd-Frank Act Stress Testing ("DFAST") submission along with the finalization of Basel III rules, we made the decision to manage our businesses to a higher common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III advanced requirements (as opposed to Basel 2.5). We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.
Repossessed Collateral Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or the collateral's fair value less estimated costs to sell and is reported in other assets. Once a property is classified as real estate owned ("REO"), we do not consider the losses on past sales of foreclosed properties when determining the fair value of any collateral during the period it is held in REO. Any subsequent declines in fair value less estimated costs to sell are recorded through a valuation allowance. Recoveries in fair value less estimated costs to sell are recognized as a reduction of the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.
Collateral We pledge assets as collateral as required for various transactions involving security repurchase agreements, public deposits, Treasury tax and loan notes, derivative financial instruments, short-term borrowings and long-term borrowings. Non-cash assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on our consolidated balance sheet.
We also accept collateral, primarily as part of various transactions involving security resale agreements. Non-cash collateral accepted by us, including collateral that we can sell or repledge, is excluded from our consolidated balance sheet. If we resell the collateral, we recognize the proceeds and a liability to return the collateral.
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

HSBC USA Inc.

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
Hedge Discontinuation We discontinue hedge accounting prospectively when:

•
the derivative is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions) related to the designated risk;

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
In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, further changes in fair value of the hedging derivative will no longer be recorded in other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a forecasted transaction where it is probable the forecasted transaction will not occur at the end of the original specified time period or within an additional two-month period thereafter, any amounts recorded in accumulated other comprehensive income are immediately reclassified to current period earnings.
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
Interest Rate Lock Commitments We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The interest rate lock commitments on residential mortgage loans that are classified as held for sale are considered to be derivatives and are recorded at fair value in other assets or other liabilities in the consolidated balance sheet. Changes in fair value are recorded in other income in the consolidated statement of income (loss).
Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various stock options, restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to restricted share rights, restricted shares and restricted share units is based upon the fair value on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period). Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period), generally one to five years. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.
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

HSBC USA Inc.

Income Taxes HSBC USA is included in HSBC North America's consolidated federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities ("the HNAH Group") included in the consolidated return which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate's percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction's laws and regulations regarding the ordering of utilization. In addition, we file some unconsolidated state tax returns.
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America consolidated level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.
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
Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative, servicing arrangements, information technology, centralized support services, banking and other miscellaneous services. Prior to 2013, we also purchased loans from related parties.
New Accounting Pronouncements Adopted
The following new accounting pronouncements were adopted in 2013:

•
Disclosures About Offsetting Assets and Liabilities In December 2011, the FASB issued an Accounting Standards Update ("ASU") that required entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The new guidance became effective for all annual and interim periods beginning January 1, 2013. Additionally, entities are required to provide the disclosures required by the new guidance retrospectively for all comparative periods. In January 2013, the FASB issued another ASU to clarify the instruments and transactions to which the guidance in the previously issued Accounting Standards Update would apply. The adoption of the guidance in these ASUs did not have an impact on our financial position or results of operations. See Note 15, "Derivative Financial Instruments."

•
Accumulated Other Comprehensive Income In February 2013, the FASB issued an ASU that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance became effective for all annual and interim periods beginning January 1, 2013 and was applied prospectively. The adoption of this guidance did not have an impact on our financial position or results of operations. See Note 19, "Accumulated Other Comprehensive Income."

HSBC USA Inc.

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

3. Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA and other wholly-owned affiliates, entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation ("Capital One"). This transaction was completed on May 1, 2012. The sale included our General Motors ("GM") and Union Plus ("UP") credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded lower of amortized cost or fair value adjustments on these receivables, which prior to the sale were classified as held for sale on our balance sheet as a component of assets of discontinued operations, which totaled $1.0 billion, of which $440 million was recorded in 2012 and $604 million was recorded in 2011, and is reflected in net interest income and other revenues in the table below. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization were no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA's legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables were included as part of the branch sale to First Niagara Bank, N.A. in 2012 and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio. In September 2013, the outsourcing arrangement with Capital One ended and we resumed the servicing of our remaining credit card portfolio.
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
Following the completion of the sale in May of 2012, there was no remaining impact on our results related to the discontinued credit cards operations. The following table summarizes the results of our discontinued credit card operations for the periods presented:

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income and other revenues (1)	$—	$541	$1,936
Income from discontinued operations before income tax	—	315	871

(1)
Interest expense was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

At December 31, 2013 and 2012 there were no remaining assets and liabilities of our discontinued credit cards operations reported on our consolidated balance sheet.
Banknotes Business  In June 2010, we decided that the wholesale banknotes business ("Banknotes Business") within our Global Banking and Markets ("GB&M") segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which was managed out of the United States with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. As a result of this decision, we recorded closure costs of $14 million during 2010, primarily relating to termination and other employee benefits.
As part of the decision to exit the Banknotes Business, in October 2010 we sold the assets of our Asian banknotes operations ("Asian Banknotes Operations") to an unaffiliated third party for total consideration of approximately $11 million in cash. As a result, during the third quarter of 2010 we classified the assets of the Asian Banknotes Operations of $23 million, including an allocation of goodwill of $21 million, as held for sale. Because the carrying amount of the assets being sold exceeded the agreed-

HSBC USA Inc.

upon sales price, we recorded a lower of amortized cost or fair value adjustment of $12 million in the third quarter of 2010. As the exit of our Banknotes Business, including the sale of our Asian Banknotes Operations, was substantially completed in the fourth quarter of 2010, we began to report the results of our Banknotes Business as discontinued operations at that time. The exit of our Banknotes Business was completed in the second quarter of 2011 with the sale of our European Banknotes Business to HSBC Bank plc. The table below summarizes the operating results of our Banknotes Business for the periods presented.

Year Ended December 31,	2013	2012	2011
	(in millions)
Net interest income and other revenues	$—	$—	$19
Income from discontinued operations before income tax benefit	—	—	—

At December 31, 2013 and 2012 there were no remaining assets and liabilities of our Banknotes Business reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following.

At December 31,	2013	2012
	(in millions)
Trading assets:
U.S. Treasury	$1,344	$2,484
U.S. Government agency issued or guaranteed	19	337
U.S. Government sponsored enterprises(1)	159	32
Obligations of U.S. states and political subdivisions	25	—
Asset backed securities	481	687
Corporate and foreign bonds(2)	9,099	9,583
Other securities	25	36
Precious metals	11,751	12,332
Derivatives	5,991	5,383
	$28,894	$30,874
Trading liabilities:
Securities sold, not yet purchased	$308	$207
Payables for precious metals	3,826	5,767
Derivatives	6,741	8,725
	$10,875	$14,699

(1)
Includes mortgage backed securities of $133 million and $16 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") and $26 million and $16 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at December 31, 2013 and 2012, respectively.

(2)	We did not hold any foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either December 31, 2013 or December 31, 2012.
At December 31, 2013 and 2012, the fair value of derivatives included in trading assets has been reduced by $3.9 billion and $5.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2013 and 2012, the fair value of derivatives included in trading liabilities has been reduced by $2.1 billion and $1.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 15, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following.

December 31, 2013	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$27,716	$—	$391	$(113)	$27,994
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	159	—	—	(14)	145
Collateralized mortgage obligations	41	—	—	(1)	40
Direct agency obligations	4,115	—	225	(16)	4,324
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,304	—	40	(342)	10,002
Collateralized mortgage obligations	6,584	—	17	(154)	6,447
Obligations of U.S. states and political subdivisions	755	—	12	(25)	742
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	125	—	1	—	126
Home equity	263	—	—	(36)	227
Other	100	—	—	(6)	94
Foreign debt securities(2)(4)	4,607	—	10	(15)	4,602
Equity securities	165	—	2	(5)	162
Total available-for-sale securities	$54,935	$—	$698	$(727)	$54,906
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$845	$—	$88	$—	$933
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	52	—	8	—	60
Collateralized mortgage obligations	214	—	24	—	238
Obligations of U.S. states and political subdivisions	29	—	1	—	30
Asset-backed securities collateralized by residential mortgages	18	—	1	—	19
Asset-backed securities and other debt securities held by consolidated VIE(5)	304	(104)	19	—	219
Total held-to-maturity securities	$1,462	$(104)	$141	$—	$1,499

HSBC USA Inc.

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$34,800	$566	$(24)	$35,342
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	144	1	(1)	144
Collateralized mortgage obligations	22	—	—	22
Direct agency obligations	4,039	364	(2)	4,401
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,646	674	(6)	16,314
Collateralized mortgage obligations	4,315	156	—	4,471
Direct agency obligations	1	—	—	1
Obligations of U.S. states and political subdivisions	877	37	(2)	912
Asset backed securities collateralized by:
Residential mortgages	1	—	—	1
Commercial mortgages	208	6	—	214
Home equity	310	—	(52)	258
Other	102	—	(18)	84
Corporate and other domestic debt securities	24	2	—	26
Foreign debt securities(2)(4)	5,385	16	(48)	5,353
Equity securities	167	6	—	173
Total available-for-sale securities	$66,041	$1,828	$(153)	$67,716
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$1,121	$148	$—	$1,269
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	66	12	—	78
Collateralized mortgage obligations	277	42	—	319
Obligations of U.S. states and political subdivisions	38	3	—	41
Asset-backed securities collateralized by residential mortgages	118	6	—	124
Total held-to-maturity securities	$1,620	$211	$—	$1,831

(1)
Includes securities at amortized cost of $167 million and $153 million issued or guaranteed by FNMA at December 31, 2013 and 2012, respectively, and $33 million and $13 million issued or guaranteed by FHLMC at December 31, 2013 and 2012, respectively.

(2)
At December 31, 2013 and 2012, foreign debt securities consisted of $1.1 billion and $1.5 billion, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(3)
Includes securities at amortized cost of $398 million and $507 million issued or guaranteed by FNMA at December 31, 2013 and 2012, respectively, and $447 million and $614 million issued and guaranteed by FHLMC at December 31, 2013 and 2012, respectively.

(4)	We did not hold any foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at December 31, 2013 and 2012.

(5)	Relates to securities held by Bryant Park Funding LLC, a variable interest entity which was consolidated in May 2013. See Note 25, "Variable Interest Entities" for additional information.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of December 31, 2013 and 2012 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
December 31, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	22	$(82)	$16,958	6	$(31)	$630
U.S. Government sponsored enterprises	23	(12)	400	20	(19)	356
U.S. Government agency issued or guaranteed	170	(494)	10,243	5	(2)	23
Obligations of U.S. states and political subdivisions	42	(19)	330	5	(6)	65
Asset backed securities	3	(6)	115	10	(36)	237
Foreign debt securities	1	—	50	7	(15)	2,916
Equity Securities	1	(5)	154	—	—	—
Securities available-for-sale	262	$(618)	$28,250	53	$(109)	$4,227
Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$—	$—	48	$—	$—
U.S. Government agency issued or guaranteed	79	—	—	859	—	2
Obligations of U.S. states and political subdivisions	7	—	4	2	—	1
Securities held-to-maturity	99	$—	$4	909	$—	$3

	One Year or Less			Greater Than One Year
December 31, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(3)	$3,344	6	$(21)	$587
U.S. Government sponsored enterprises	9	(3)	431	14	—	7
U.S. Government agency issued or guaranteed	18	(6)	1,059	—	—	—
Obligations of U.S. states and political subdivisions	14	(2)	168	1	—	7
Asset backed securities	3	—	20	13	(70)	354
Foreign debt securities	—	—	—	9	(48)	3,787
Securities available-for-sale	50	$(14)	$5,022	43	$(139)	$4,742
Securities held-to-maturity:
U.S. Government sponsored enterprises	24	$—	$—	52	$—	$—
U.S. Government agency issued or guaranteed	75	—	—	947	—	2
Obligations of U.S. states and political subdivisions	2	—	1	1	—	—
Asset backed securities	1	—	4	2	—	7
Securities held-to-maturity	102	$—	$5	1,002	$—	$9
Unrealized gains decreased and unrealized losses increased within the available-for-sale portfolio in 2013 primarily due to a significant rise in yields on U.S. Government agency securities and U.S. Treasury securities during 2013 due to concerns that the

HSBC USA Inc.

Federal Reserve would wind down its bond buying program sooner than previously expected as well as security sales occurring during the year. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies. During 2013 and 2012, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to credit.
Upon consolidation of Bryant Park during the second quarter of 2013, we have held-to-maturity asset backed securities totaling $200 million at December 31, 2013 which were previously determined to be other-than-temporarily impaired. We do not consider any other debt securities to be other-than-temporarily impaired at December 31, 2013 as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy has been slow;

•	The high levels of pending foreclosure volume associated with a U.S. housing market which only recently has began recovery;

•	A lack of significant traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate although improving remains high compared with historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.
In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

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
We use a standard valuation model to measure the credit loss for available-for-sale and held-to-maturity securities. The valuation model captures the composition of the underlying collateral and the cash flow structure of the security. We make reference to external forecasts on key economic data and consider internal assessments on credit quality in developing significant inputs to the impairment model. Significant inputs to the model include delinquencies, collateral types and related contractual features, estimated

HSBC USA Inc.

rates of default, loss given default and prepayment assumptions. Using the inputs, the model estimates cash flows generated from the underlying collateral and distributes those cash flows to respective tranches of securities considering credit subordination and other credit enhancement features. The projected future cash flows attributable to the debt security held are discounted using the effective interest rates determined at the original acquisition date if the security bears a fixed rate of return. The discount rate is adjusted for the floating index rate for securities which bear a variable rate of return, such as LIBOR-based instruments.
The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at December 31, 2013 and 2012 are as follows:

	Balance as of December 31, 2013
	Amortized Cost	Unrealized Losses for More Than 12 Months	Fair Value
	(in millions)
Available-for-sale:
Asset-backed securities:
Commercial mortgages	$10	$—	$10
Home equity loans	263	(36)	227
Total	$273	$(36)	$237

	Balance as of December 31, 2012
	Amortized Cost	Unrealized Losses for More Than 12 Months	Fair Value
	(in millions)
Available-for-sale:
Asset-backed securities:
Commercial mortgages	$11	$—	$11
Home equity loans	311	(52)	259
Other	102	(18)	84
Subtotal	424	(70)	354
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	7	—	7
Total	$431	$(70)	$361
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
For 2013 and 2012 there were no other-than-temporary impairment losses recognized related to credit loss. At December 31, 2013, as a result of consolidating Bryant Park in the second quarter of 2013, the excess of discounted future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $104 million. At December 31, 2012, there were no non-credit component unrealized loss amounts recognized in accumulated other comprehensive income.

HSBC USA Inc.

The following table summarizes the rollforward of credit losses on debt securities that were other-than-temporarily impaired which have previously been recognized in income that we do not intend to sell nor will likely be required to sell:

Year ended December 31,	2013	2012
	(in millions)
Credit losses at the beginning of the period	$—	$—
Credit losses previously recognized on held-to-maturity debt securities of a VIE consolidated during the second quarter of 2013	61	—
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$61	$—
At December 31, 2013, we held 22 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $321 million of the total aggregate fair value of asset-backed securities of $448 million at December 31, 2013. The gross unrealized losses on these monoline securities were $42 million at December 31, 2013. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2013 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $98 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at December 31, 2013.
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
As discussed above, certain asset-backed securities in the available-for-sale portfolio have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. We did not consider the value of the monoline wrap of any non-investment grade monoline insurer at December 31, 2013 and 2012. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.
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

Year Ended December 31,	2013	2012	2011
	(in millions)
Gross realized gains	$314	$260	$276
Gross realized losses	(120)	(115)	(147)
Net realized gains	$194	$145	$129

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
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2013 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2013, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2013. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$774.33%		$21,777.62%		$3,238	2.46%	$1,927	4.22%
U.S. Government sponsored enterprises	50.38		822	2.28	2,741	3.34	702	4.15
U.S. Government agency issued or guaranteed	—	—	14	4.22	81	2.29	16,793	2.75
Obligations of U.S. states and political subdivisions	—	—	94	3.98	316	3.40	345	3.42
Asset backed securities	—	—	1	1.82	10.38		478	2.62
Foreign debt securities	526	2.20	4,081	1.94		—	—	—
Total amortized cost	$1,350	1.06%	$26,789.89%		$6,386	2.88%	$20,245	2.95%
Total fair value	$1,353		$26,796		$6,648		$19,947
Held-to-maturity:
U.S. Government sponsored enterprises	$1	7.96%	$—	—%	$2	8.05%	$842	6.15%
U.S. Government agency issued or guaranteed	—	—	1	7.64	2	7.70	263	6.51
Obligations of U.S. states and political subdivisions	5	5.40	11	4.46	6	3.92	7	5.05
Asset backed securities	—	—	—	—	—	—	18	6.19
Asset backed securities issued by consolidated VIE	—	—	—	—	65.28		135.28
Total amortized cost	$6	5.85%	$12	4.89%	$75.98%		$1,265	5.59%
Total fair value	$6		$14		$76		$1,403

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $139 million and $483 million, respectively, were included in other assets at December 31, 2013. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $143 million and $483 million, respectively, were included in other assets at December 31, 2012.

HSBC USA Inc.

6. Loans

Loans consisted of the following:

At December 31,	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$9,034	$8,457
Business and corporate banking	14,446	12,608
Global banking(1)(2)	21,625	20,009
Other commercial	3,389	3,076
Total commercial	48,494	44,150
Consumer loans:
Residential mortgages	15,826	15,371
Home equity mortgages	2,011	2,324
Credit cards	854	815
Other consumer	510	598
Total consumer	19,201	19,108
Total loans	$67,695	$63,258

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. Dollar lending to multinational banking customers managed by HSBC on a global basis as well as loans to HSBC affiliates.

(2)
Includes loans to HSBC affiliates of $5.3 billion and $4.5 billion at December 31, 2013 and 2012, respectively. See Note 22, "Related Party Transactions" for additional information regarding loans to HSBC affiliates.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of shareholders’ equity at either December 31, 2013 or 2012.
Net deferred origination costs (fees) totaled $(23) million and $27 million at December 31, 2013 and 2012, respectively.
At December 31, 2013 and 2012, we had a net unamortized premium on our loans of $16 million and $22 million, respectively. We amortized net premiums of $4 million, $23 million and $35 million on our loans in 2013, 2012 and 2011 respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at December 31, 2013 and 2012. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At December 31, 2013	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$6	$58	$64	$8,970	$9,034
Business and corporate banking	48	36	84	14,362	14,446
Global banking	8	3	11	21,614	21,625
Other commercial	27	9	36	3,353	3,389
Total commercial	89	106	195	48,299	48,494
Consumer loans:
Residential mortgages	443	1,037	1,480	14,346	15,826
Home equity mortgages	28	59	87	1,924	2,011
Credit cards	16	14	30	824	854
Other consumer	15	24	39	471	510
Total consumer	502	1,134	1,636	17,565	19,201
Total loans	$591	$1,240	$1,831	$65,864	67,695

	Past Due		Total Past Due 30 Days or More
At December 31, 2012	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$89	$152	$241	$8,216	$8,457
Business and corporate banking	73	70	143	12,465	12,608
Global banking	30	8	38	19,971	20,009
Other commercial	16	31	47	3,029	3,076
Total commercial	208	261	469	43,681	44,150
Consumer loans:
Residential mortgages	493	976	1,469	13,902	15,371
Home equity mortgages	40	82	122	2,202	2,324
Credit cards	14	15	29	786	815
Other consumer	5	33	38	560	598
Total consumer	552	1,106	1,658	17,450	19,108
Total loans	$760	$1,367	$2,127	$61,131	$63,258

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Contractual Maturities  Contractual maturities of loans were as follows:

	At December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Commercial loans:
Construction and other real estate	$3,233	$870	$1,019	$1,030	$1,890	$992	$9,034
Business and corporate banking	5,170	1,392	1,630	1,647	3,022	1,585	14,446
Global banking	7,739	2,084	2,440	2,466	4,523	2,373	21,625
Other commercial	1,213	327	382	386	709	372	3,389
Consumer loans:
Residential mortgages	1,645	432	427	426	413	12,483	15,826
Home equity mortgages(1)	838	444	272	168	105	184	2,011
Credit cards(2)	—	854	—	—	—	—	854
Other consumer	271	228	9	2	—	—	510
Total	$20,109	$6,631	$6,179	$6,125	$10,662	$17,989	$67,695

(1)	Home equity mortgages maturities reflect estimates based on historical payment patterns.

(2)	As credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2013
	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$5,677	$3,803
Receivables at floating or adjustable rates	23,921	14,186
Total	$29,598	$17,989
Nonaccrual Loans  Nonaccrual loans totaled $1.3 billion and $1.6 billion at December 31, 2013 and 2012, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $107 million and $125 million in 2013 and 2012, respectively. Interest income that was included in interest income on these loans was $35 million and $19 million in 2013 and 2012, respectively. For an analysis of reserves for credit losses, see Note 7, "Allowance for Credit Losses."

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent consisted of the following:

At December 31,	2013	2012
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$44	$104
Other real estate	122	281
Business and corporate banking	21	47
Global banking	65	18
Other commercial	2	13
Total commercial	254	463
Consumer:
Residential mortgages	949	1,038
Home equity mortgages	77	86
Total residential mortgages(1)(2)(3)	1,026	1,124
Other consumer loans	—	5
Total consumer loans	1,026	1,129
Nonaccrual loans held for sale	25	37
Total nonaccruing loans	1,305	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	—	—
Other real estate	—	8
Business and corporate banking	5	28
Other commercial	1	1
Total commercial	6	37
Consumer:
Credit card receivables	14	15
Other consumer	24	28
Total consumer loans	38	43
Total accruing loans contractually past due 90 days or more	44	80
Total nonperforming loans	$1,349	$1,709

(1)
At December 31, 2013 and 2012, residential mortgage loan nonaccrual balances include $0.9 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Residential mortgage nonaccrual loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association ("GNMA"). Repayment of these loans are predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.

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
Troubled debt restructurings  TDR Loans represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition.

HSBC USA Inc.

Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. Since 2010, approximately $11 million of commercial loans have met this criteria and have been removed from TDR Loan classification.
The following table presents information about receivables which were modified during 2013 and 2012 and as a result of this action became classified as TDR Loans.

Year Ended December 31,	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$59	$78
Business and corporate banking	4	21
Global banking	51	—
Total commercial	114	99
Consumer loans:
Residential mortgages	230	452
Credit cards	2	4
Total consumer	232	456
Total	$346	$555
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during 2013 and 2012 was 1.90 percent. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

At December 31,	2013	2012
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$292	$343
Business and corporate banking	21	86
Global banking	51	—
Other commercial	25	31
Total commercial	389	460
Consumer loans:
Residential mortgages(3)	973	960
Credit cards	8	14
Total consumer	981	974
Total TDR Loans(4)	$1,370	$1,434

HSBC USA Inc.

At December 31,	2013	2012
	(in millions)
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$16	$23
Business and corporate banking	1	3
Global banking	—	—
Other commercial	—	—
Total commercial	17	26
Consumer loans:
Residential mortgages	68	109
Credit cards	2	5
Total consumer	70	114
Total allowance for credit losses for TDR Loans	$87	$140

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $92 million and $237 million at December 31, 2013 and 2012, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

At December 31,	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$309	$398
Business and corporate banking	60	137
Global banking	51	—
Other commercial	28	34
Total commercial	448	569
Consumer loans:
Residential mortgages	1,153	1,118
Credit cards	8	14
Total consumer	1,161	1,132
Total	$1,609	$1,701

(3)	Includes $706 million and $608 million at December 31, 2013 and 2012, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes $458 million and $519 million at December 31, 2013 and 2012, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table provides additional information relating to TDR Loans.

Year Ended December 31,	2013	2012	2011
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$349	$360	$346
Business and corporate banking	44	91	89
Global banking	20	—	—
Other commercial	28	33	44
Total commercial	441	484	479
Consumer loans:
Residential mortgages(1)	922	738	532
Credit cards	11	16	23
Total consumer	933	754	555
Total average balance of TDR Loans	$1,374	$1,238	$1,034
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$12	$8	$9
Business and corporate banking	—	—	—
Other commercial	3	4	5
Total commercial	15	12	14
Consumer loans:
Residential mortgages	33	33	20
Credit cards	1	1	1
Total consumer	34	34	21
Total interest income recognized on TDR Loans	$49	$46	$35

(1)	Beginning in the third quarter of 2012, average balances for residential mortgages include loans discharged under Chapter 7 bankruptcy and not re-affirmed.
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during 2013 and 2012:

Year Ended December 31,	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$12	$27
Business and corporate banking	2	—
Other commercial	—	—
Total commercial	14	27
Consumer loans:
Residential mortgages	44	86
Credit cards	—	—
Total consumer	44	86
Total	$58	$113

HSBC USA Inc.

Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At December 31, 2013
Construction and other real estate	$122	$211	$333	$32
Business and corporate banking	28	12	40	3
Global banking	14	51	65	5
Other commercial	1	42	43	—
Total	$165	$316	$481	$40
At December 31, 2012
Construction and other real estate	$192	$305	$497	$86
Business and corporate banking	57	49	106	10
Global banking	—	18	18	—
Other commercial	1	75	76	—
Total	$250	$447	$697	$96

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

At December 31,	2013	2012
	(in millions)
Construction and other real estate	$292	$343
Business and corporate banking	21	86
Global banking	51	—
Other commercial	25	31
Total	$389	$460

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

At December 31,	2013	2012
	(in millions)
Construction and other real estate	$380	$552
Business and corporate banking	91	157
Global banking	123	18
Other commercial	47	79
Total	$641	$806

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Year Ended December 31,	2013	2012	2011
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$422	$602	$744
Business and corporate banking	63	119	151
Global banking	37	86	107
Other commercial	64	86	111
Total average balance of impaired commercial loans	$586	$893	$1,113
Interest income recognized on impaired commercial loans:
Construction and other real estate	$13	$11	$9
Business and corporate banking	—	5	4
Global banking	—	—	1
Other commercial	5	3	3
Total interest income recognized on impaired commercial loans	$18	$19	$17
Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following table summarizes criticized assets for commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At December 31, 2013
Construction and other real estate	$351	$346	$30	$727
Business and corporate banking	557	156	2	715
Global banking	367	112	5	484
Other commercial	79	33	—	112
Total	$1,354	$647	$37	$2,038
At December 31, 2012
Construction and other real estate	$627	$677	$105	$1,409
Business and corporate banking	369	115	10	494
Global banking	93	50	—	143
Other commercial	36	74	2	112
Total	$1,125	$916	$117	$2,158

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our commercial loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2013
Commercial:
Construction and other real estate	$8,868	$166	$—	$9,034
Business and corporate banking	14,420	21	5	14,446
Global banking	21,560	65	—	21,625
Other commercial	3,386	2	1	3,389
Total commercial	$48,234	$254	$6	$48,494
At December 31, 2012
Commercial:
Construction and other real estate	$8,064	$385	$8	$8,457
Business and corporate banking	12,533	47	28	12,608
Global banking	19,991	18	—	20,009
Other commercial	3,062	13	1	3,076
Total commercial	$43,650	$463	$37	$44,150
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At December 31, 2013
Construction and other real estate	$6,069	$2,965	$9,034
Business and corporate banking	7,279	7,167	14,446
Global banking	18,636	2,989	21,625
Other commercial	1,583	1,806	3,389
Total commercial	$33,567	$14,927	$48,494
At December 31, 2012
Construction and other real estate	$4,727	$3,730	$8,457
Business and corporate banking	6,012	6,596	12,608
Global banking	16,206	3,803	20,009
Other commercial	1,253	1,823	3,076
Total commercial	$28,198	$15,952	$44,150

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	December 31, 2013		December 31, 2012
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgages	$1,208	7.59%	$1,233	7.78%
Home equity mortgages	68	3.38	75	3.23
Total residential mortgages(1)	1,276	7.11	1,308	7.20
Credit cards	21	2.46	21	2.58
Other consumer	29	5.06	30	4.52
Total consumer	$1,326	6.85%	$1,359	6.92%

(1)
At December 31, 2013 and 2012, residential mortgage loan delinquency includes $1.1 billion and $1.0 billion, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Nonperforming   The following table summarizes the status of our consumer loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2013
Consumer:
Residential mortgages	$14,877	$949	$—	$15,826
Home equity mortgages	1,934	77	—	2,011
Total residential mortgages	16,811	1,026	—	17,837
Credit cards	840	—	14	854
Other consumer	486	—	24	510
Total consumer	$18,137	$1,026	$38	$19,201
At December 31, 2012
Consumer:
Residential mortgages	$14,333	$1,038	$—	$15,371
Home equity mortgages	2,238	86	—	2,324
Total residential mortgages	16,571	1,124	—	17,695
Credit cards	800	—	15	815
Other consumer	565	5	28	598
Total consumer	$17,936	$1,129	$43	$19,108
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At December 31, 2013 and 2012, our loan portfolio included interest-only residential mortgage loans totaling $3.6 billion and $4.0 billion, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

7.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2013 , 2012 and 2011:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Year Ended December 31, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged to income	(7)	48	26	(5)	42	54	32	3	193
Charge offs	(62)	(42)	—	—	(78)	(52)	(41)	(13)	(288)
Recoveries	15	9	1	8	12	2	4	3	54
Net (charge offs) recoveries	(47)	(33)	1	8	(66)	(50)	(37)	(10)	(234)
Other	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Ending balance: collectively evaluated for impairment	$76	$109	$63	$20	$120	$47	$48	$13	$496
Ending balance: individually evaluated for impairment	32	3	5	—	66	2	2	—	110
Total allowance for credit losses	$108	$112	$68	$20	$186	$49	$50	$13	$606

Loans:
Collectively evaluated for impairment	$8,701	$14,420	$21,560	$3,346	$13,967	$1,991	$846	$510	$65,341
Individually evaluated for impairment(1)	333	26	65	43	247	20	8	—	742
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,612	—	—	—	1,612
Total loans	$9,034	$14,446	$21,625	$3,389	$15,826	$2,011	$854	$510	$67,695

Year Ended December 31, 2012
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(33)	48	14	(10)	114	72	67	21	293
Charge offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	(25)	(452)
Recoveries	19	8	1	7	11	—	11	6	63
Net (charge offs) recoveries	(17)	(29)	(104)	6	(96)	(79)	(51)	(19)	(389)
Other	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Ending balance: collectively evaluated for impairment	$76	$87	$41	$17	$105	$41	$50	$20	$437
Ending balance: individually evaluated for impairment	86	10	—	—	105	4	5	—	210
Total allowance for credit losses	$162	$97	$41	$17	$210	$45	$55	$20	$647

Loans:
Collectively evaluated for impairment	$7,960	$12,502	$19,991	$3,000	$13,563	$2,303	$801	$598	$60,718
Individually evaluated for impairment(1)	497	106	18	76	331	21	14	—	1,063
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,477	—	—	—	1,477
Total loans	$8,457	$12,608	$20,009	$3,076	$15,371	$2,324	$815	$598	$63,258

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Year Ended December 31, 2011
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged to income	11	(3)	31	(28)	133	49	46	19	258
Charge offs	(51)	(53)	—	(6)	(106)	(70)	(71)	(29)	(386)
Recoveries	9	12	—	23	5	—	12	4	65
Net charge offs	(42)	(41)	—	17	(101)	(70)	(59)	(25)	(321)
Allowance on loans transferred to held for sale	—	(10)	(16)	—	(7)	(4)	(6)	(3)	(46)
Other	—	—	—	—	—	—	—	—	—
Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Ending balance: collectively evaluated for impairment	$98	$66	$41	$21	$104	$48	$32	$18	$428
Ending balance: individually evaluated for impairment	114	12	90	—	88	4	7	—	315
Total allowance for credit losses	$212	$78	$131	$21	$192	$52	$39	$18	$743
Loans:
Collectively evaluated for impairment	$7,127	$10,098	$12,521	$2,816	$12,817	$2,550	$807	$714	$49,450
Individually evaluated for impairment(1)	733	127	137	90	244	13	21	—	1,365
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,052	—	—	—	1,052
Total loans	$7,860	$10,225	$12,658	$2,906	$14,113	$2,563	$828	$714	$51,867

(1)
For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $706 million, $608 million and $303 million at December 31, 2013 , 2012 and 2011, respectively.

We estimate probable losses for consumer loans and certain small balance commercial loans which do not qualify as a troubled debt restructure using a roll rate migration analysis. As previously disclosed, during 2012 our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice for these loan products. Therefore, during 2012, we extended our loss emergence period to 12 months for U.S. GAAP resulting in an increase to our allowance for credit losses by approximately $80 million for these loans. We regularly monitor our portfolio to evaluate the period of time utilized in our roll rate migration analysis and perform a formal review on an annual basis.

HSBC USA Inc.

8. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2013	2012
	(in millions)
Commercial loans	$76	$481
Consumer loans:
Residential mortgages	91	472
Other consumer	63	65
Total consumer	154	537
Total loans held for sale	$230	$1,018
We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at December 31, 2013 and 2012. The fair value of commercial loans held for sale under this program was $3 million and $465 million at December 31, 2013 and 2012, respectively. We have elected to designate all of the leveraged acquisition finance syndicated loans classified as held for sale at fair value under fair value option. See Note 16, "Fair Value Option," for additional information.
Commercial loans held for sale also includes a $55 million global banking project financing syndicated loan at December 31, 2013, as well as commercial real estate loans totaling $18 million and $16 million at December 31, 2013 and 2012, respectively.
Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). Upon conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, we no longer retain the servicing rights in relation to new mortgage loans upon sale and new agency eligible loan originations are sold servicing released directly to PHH Mortgage beginning with May 2013 applications. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $46 million and $52 million at December 31, 2013 and 2012, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale include certain student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at December 31, 2013, we experienced a decrease in the valuation allowance for consumer loans held for sale during 2013 due primarily to loan sales. The valuation allowance on consumer loans held for sale was $77 million and $114 million at December 31, 2013 and 2012, respectively.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. Interest rate risk for residential mortgage loans held for sale was partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale attributable to changes in market interest rates. Trading related revenue associated with this economic hedging program was included in residential mortgage banking revenue in the consolidated statement of income (loss). With the conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, PHH Mortgage is obligated to purchase agency eligible loans from us as of the earlier of when the customer locks the mortgage loan pricing or when the mortgage loan application is approved beginning with May 2013 applications. As a result, we retain none of the risk of market changes in mortgage rates and, therefore, an economic hedging program is no longer required for these loans.

HSBC USA Inc.

9. Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table.

At December 31,	2013	2012	Depreciable Life
	(in millions)
Land	$8	$8	—
Buildings and improvements(1)	551	617	10-40 years
Furniture and equipment	137	137	3-30
Total	696	762
Accumulated depreciation and amortization(1)	(427)	(486)
Properties and equipment, net	$269	$276

(1)	Decreases since December 31, 2012 are due primarily to the retirement of assets associated with a corporate location in Buffalo, NY, which we exited in 2013.
Depreciation and amortization expense totaled $59 million, $61 million and $77 million in 2013, 2012 and 2011, respectively.

10. Intangible Assets

Intangible assets consisted of the following:

At December 31,	2013	2012
	(in millions)
Mortgage servicing rights:
Residential	$227	$168
Commercial	10	11
Total mortgage servicing rights	$237	$179
Purchased credit card relationships	54	60
Favorable lease agreements	4	8
Total intangible assets	$295	$247
Mortgage Servicing Rights ("MSRs")  A servicing asset is a contract under which estimated future revenues from contractually specified cash flows, such as servicing fees and other ancillary revenues, are expected to exceed the obligation to service the financial assets. We recognize the right to service mortgage loans as a separate and distinct asset at the time they are acquired or when originated loans are sold.
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

HSBC USA Inc.

The following table summarizes the critical assumptions used to calculate the fair value of residential MSRs:

At December 31,	2013	2012
Annualized constant prepayment rate ("CPR")	11.3%	22.4%
Constant discount rate	12.7%	11.3%
Weighted average life	5.3	3.4
The following table summarizes residential MSRs activity:

Year Ended December 31,	2013	2012
	(in millions)
Fair value of MSRs:
Beginning balance	$168	$220
Additions related to loan sales	14	24
Changes in fair value due to:
Change in valuation model inputs or assumptions	88	(15)
Customer payments	(43)	(61)
Ending balance	$227	$168
The following table summarizes information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet:

At December 31,	2013	2012
	(in millions)
Outstanding principal balances at period end	$26,951	$32,041
Custodial balances maintained and included in noninterest bearing deposits at period end	$—	$810
Our CPR assumption declined significantly at December 31, 2013 compared with December 31, 2012 due to rising interest rates which was the primary driver of the increase in value.
Servicing fees collected are included in residential mortgage banking revenue and totaled $79 million, $87 million and $109 million during 2013, 2012 and 2011, respectively.
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage under our previously announced strategic relationship agreement with PHH Mortgage to manage our mortgage processing and servicing operations. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $44.0 billion as of December 31, 2013. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations beginning with May 2013 applications to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized. As a result, we no longer maintain custodial balances for loans sold to PHH. No significant one-time restructuring costs have been incurred as a result of this transaction.
Commercial mortgage servicing rights  Commercial MSRs, which represent servicing rights associated with commercial mortgage loans originated and sold to FNMA and are accounted for using the lower of amortized cost or fair value method, totaled $10 million and $11 million at December 31, 2013 and 2012, respectively. During the fourth quarter of 2013, we decided to sell our commercial mortgage servicing rights and, as a result, we now consider this asset held for sale at December 31, 2013. As the estimated sale price of this asset is in excess of its carrying amount, this MSR continues to be carried at amortized cost.
Purchased credit card relationships  In March 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara. The remaining $65 million was included in intangible assets and is being amortized over the estimated useful life of the credit card relationships which is ten years.

HSBC USA Inc.

11. Goodwill

Goodwill was $1.6 billion and $2.2 billion at December 31, 2013 and 2012, respectively. Included in goodwill for these periods were accumulated impairment losses of $670 million and $54 million, respectively.
In July 2013, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts. However, our testing results continued to indicate that there was only marginal excess of fair value over book value in our Global Banking and Markets reporting unit as its book value including allocated goodwill was 92 percent of fair value. Based on the results of this testing, as of September 30, 2013, we performed an interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit which indicated that the fair value of this reporting unit continued to exceed its book value. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first CCAR submission and HSBC Bank USA's first DFAST submission along with the finalization of Basel III rules, we made the decision to manage our businesses to a higher common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III advanced requirements (as opposed to Basel 2.5). Accordingly, we performed an interim impairment test of the goodwill associated with all of our reporting units at December 31, 2013. As a result of this testing, the fair value of our Retail Banking and Wealth Management, Commercial Banking and Private Banking reporting units continued to exceed their carrying values, with the book value of each reporting unit, including allocated goodwill being 80 percent or less of fair value. However, while our updated cash flow projections for our Global Banking and Markets reporting unit continue to reflect strong levels of earnings as we continue to expand this business, as a result of the changes discussed above related to the Tier 1 common ratio and Basel III risk-weighted asset calculations, the interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit as of December 31, 2013 indicated the book value of the reporting unit including goodwill was higher than its fair value. As a result of this indicator of impairment, the second step of testing was performed for this reporting unit whereby the fair value of tangible net assets and unrecognized intangible assets were deducted from the fair value of the reporting unit to determine the implied fair value of goodwill. As the fair value of the tangible net assets and unrecognized intangible assets exceeded the fair value of this reporting unit, the step two analysis resulted in the impairment and write-off of the entire $616 million of goodwill allocated to this reporting unit.

12. Deposits

The aggregate amount of time deposit accounts with a minimum of $100,000 (primarily certificates of deposit) included in domestic office deposits was approximately $6.8 billion and $7.8 billion at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, deposits totaling $7.7 billion and $8.7 billion, respectively, were carried at fair value. The scheduled maturities of all time deposits at December 31, 2013 are summarized in the following table.

	Domestic Offices	Foreign Offices	Total
	(in millions)
2014:
0-90 days	$5,152	$2,691	$7,843
91-180 days	781	178	959
181-365 days	1,300	28	1,328
	7,233	2,897	10,130
2015	1,091	11	1,102
2016	1,607	12	1,619
2017	1,444	—	1,444
2018	824	—	824
Later years	2,775	—	2,775
	$14,974	$2,920	$17,894
Overdraft deposits, which are classified as loans, were approximately $1.3 billion and $2.2 billion at December 31, 2013 and 2012, respectively. A substantial majority of these overdrafts were related to metals activities which are fully collateralized by customer metals deposits.

HSBC USA Inc.

13.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2013		Rate	2012		Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$700			$3
Securities sold under repurchase agreements(1)	12,921		0.15%	6,817		0.15%
Average during year		$10,643	0.24		$6,046	0.19
Maximum month-end balance		18,748			11,040
Commercial paper	3,379		0.22	5,022		0.27
Average during year		3,969	0.25		4,587	0.26
Maximum month-end balance		4,990			5,022
Precious metals	1,517			2,326
Other	618			765
Total short-term borrowings	$19,135			$14,933

(1)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Quarter end balance	$12,921	$12,523	$12,445	$3,659	$6,817	$3,238	$3,843	$4,813
Average quarterly balance	14,781	11,371	8,794	7,538	5,481	5,155	5,394	8,168
In April 2012, we established a third party back-up line of credit to support issuances of commercial paper totaling $1.9 billion to replace a $2.5 billion unused line of credit with HSBC France which was terminated effective in July 2012. The third party back-up line of credit commitment was reduced to zero in January 2013 and expired in April 2013. At December 31, 2013 and 2012, we had a committed unused line of credit with HSBC Investments (Bahamas) Limited of $900 million, an uncommitted unused line of credit from our immediate parent, HSBC North America Inc. ("HNAI") of $150 million and a committed unused line of credit with HSBC of $500 million.
As a member of the New York FHLB, we have a secured borrowing facility that is collateralized by real estate loans and investment securities. At December 31, 2013 and 2012, the facility included $1.0 billion of borrowings included in long-term debt. The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans and securities pledged as collateral with the FHLB, which allows access to borrowings of up to $5.3 billion as of December 31, 2013. See Note 14, "Long-Term Debt," for further information regarding these borrowings.

HSBC USA Inc.

14. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2013 are shown in parentheses.

At December 31,	2013	2012
	(in millions)
Issued by HSBC USA:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2013-2043 (.00% – 2.55%)	$5,424	$4,730
Floating Rate Debt due 2013-2017 (.89% – 1.59%)	4,000	4,000
2.375% Senior Notes due 2015	2,258	2,257
5 year Senior Notes due 2018 (1.26% - 2.625%)	2,488	1,500
Total non-subordinated debt	14,170	12,487
Subordinated debt:
Fixed Rate Subordinated Notes due 2014-2097 (5.00% – 9.50%)	1,319	1,320
Junior Subordinated Debentures due 2026-2027 (7.75% – 8.38%)	560	559
Total subordinated debt	1,879	1,879
Total issued by HSBC USA	16,049	14,366

Issued or acquired by HSBC Bank USA and its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Notes due 2013-2040 (.00% – 2.31%)	294	658
Total Global Bank Note Program:	294	658
Federal Home Loan Bank of New York advances:
Floating Rate FHLB advance due 2036 (.30%)	1,000	1,000
Total Federal Home Loan Bank of New York advances:	1,000	1,000
Precious metal leases due 2013 - 2014 (1.02%)	39	54
Secured financings with Structured Note Vehicles(1)	—	63
Other	12	12
Total non-subordinated debt	1,345	1,787
Subordinated debt:
4.625% Global Subordinated Notes due 2014	1,000	999
Other	92	92
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2017-2039 (4.875% – 7.00%)	4,361	4,498
Total subordinated debt	5,453	5,589
Total issued or acquired by HSBC Bank USA and its subsidiaries	6,798	7,376
Obligations under capital leases	—	3
Total long-term debt	$22,847	$21,745

(1)	See Note 25, "Variable Interest Entities," for additional information.
The table above excludes $900 million of long-term debt at December 31, 2013 and 2012, due to us from HSBC Bank USA. Of this amount, the earliest note is due to mature in 2022 and the latest note is due to mature in 2097.
Foreign currency denominated long-term debt was immaterial at December 31, 2013 and 2012.

HSBC USA Inc.

At December 31, 2013 and 2012, we have elected fair value option accounting for some of our medium-term floating rate notes and certain subordinated debt. See Note 16, "Fair Value Option," for further details. At December 31, 2013 and 2012, medium term notes totaling $5.7 billion and $5.3 billion, respectively, were carried at fair value. Subordinated debt of $1.9 billion and $2.0 billion was carried at fair value at December 31, 2013 and 2012.
The Junior Subordinated Debentures due 2026-2027 were issued to and held by three capital funding trusts organized by us. The trusts issued preferred stock collateralized by the debentures which are guaranteed by us. The trusts also issued common stock, all of which is held by us and recorded in other assets. The debentures issued to the capital funding trusts, less the amount of their common stock we hold, qualified as Tier 1 capital at December 31, 2013. Although the capital funding trusts are VIEs, our investment in the common stock does not expose us to risk as it does not require funding from us and therefore, is not considered to be equity at risk. Under Basel III capital requirements, these securities are required to be phased out of Tier 1 capital by January 1, 2016, with 50 percent of these capital securities includable in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 Capital may be included fully in Tier 2 Capital during those two years, but must be phased out of Tier 2 Capital by January 1, 2022. As we hold no other interests in the capital funding trusts and therefore are not their primary beneficiary, we do not consolidate them. In December 2012, we exercised our option to call $309 million of debentures previously issued by HUSI to HSBC USA Capital Trust VII (the "Trust") at the contractual call price of 103.925 percent which resulted in a net loss on extinguishment of approximately $12 million. The Trust used the proceeds to redeem the trust preferred securities previously issued to an affiliate. We subsequently issued one share of common stock to our parent, HNAI for a capital contribution of $312 million.
Maturities of long-term debt at December 31, 2013, including secured financings, were as follows:

(in millions)
2014	$3,926
2015	4,333
2016	1,462
2017	1,859
2018	3,066
Thereafter	8,201
Total	$22,847

15. Derivative Financial Instruments

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

HSBC USA Inc.

	December 31, 2013		December 31, 2012
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$75	$20	$—	$15
Bilateral OTC(2)	203	192	10	860
Interest rate contracts	278	212	10	875

Derivatives accounted for as cash flow hedges(1)
Bilateral OTC(2)	—	3	33	9
Foreign exchange contracts	—	3	33	9

OTC-cleared(2)	16	—	—	—
Bilateral OTC(2)	16	62	14	227
Interest rate contracts	32	62	14	227

Total derivatives accounted for as hedges	310	277	57	1,111

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	82	32	99	82
OTC-cleared(2)	24,218	25,468	17,204	16,663
Bilateral OTC(2)	31,097	30,451	48,480	48,623
Interest rate contracts	55,397	55,951	65,783	65,368

Exchange-traded(2)	7	16	4	25
Bilateral OTC(2)	15,422	14,565	13,756	13,537
Foreign exchange contracts	15,429	14,581	13,760	13,562

Equity contract - bilateral OTC(2)	1,413	1,412	1,287	1,291

Exchange-traded(2)	181	6	135	19
Bilateral OTC(2)	1,402	815	656	719
Precious metals contracts	1,583	821	791	738

OTC-cleared(2)	576	604	511	437
Bilateral OTC(2)	4,079	4,104	6,617	6,910
Credit contracts	4,655	4,708	7,128	7,347

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	470	91	901	97

Foreign exchange contracts - bilateral OTC(2)	—	44	52	17

Equity contracts - bilateral OTC(2)	789	148	472	126

Precious metals contracts - bilateral OTC(2)	—	36	—	—

Credit contracts - bilateral OTC(2)	9	11	1	4

Total derivatives	80,055	78,080	90,232	89,661

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	68,616	68,616	78,244	78,244
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	3,870	2,116	5,123	1,336
Net amounts of derivative assets / liabilities presented in the balance sheet	7,569	7,348	6,865	10,081

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,641	3,094	627	4,887
Net amounts of derivative assets / liabilities	$5,928	$4,254	$6,238	$5,194

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

HSBC USA Inc.

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

See Note 26, "Guarantee Arrangements, Pledged Assets and Collateral," for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $2 million during 2013, compared with a decrease in the carrying amount of our debt of $8 million during 2012. We amortized $14 million and $12 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during 2013 and 2012, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $33 million and $49 million as of December 31, 2013 and 2012, respectively. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying amount of the securities by $775 million during 2013, compared with an increase in the carrying amount of the securities of $130 million during 2012. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to a decrease in carrying amount of $84 million as of December 31, 2013 compared with an increase of $836 million as of December 31, 2012.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Year Ended December 31, 2013
Interest rate contracts/AFS Securities	$(202)	$821	$427	$(801)	$20
Interest rate contracts/commercial loans	—	(2)	—	—	(2)
Interest rate contracts/subordinated debt	16	—	(61)	2	2
Total	$(186)	$819	$366	$(799)	$20

Year Ended December 31, 2012
Interest rate contracts/AFS Securities	$(204)	$(235)	$424	$222	$(13)
Interest rate contracts/subordinated debt	14	9	(62)	(8)	1
Total	$(190)	$(226)	$362	$214	$(12)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of December 31, 2013 and 2012, active cash flow hedge relationships extend or mature through July 2036. During 2013, $10 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income compared with $17 million during 2012. During the next twelve months, we expect to amortize $6 million of remaining losses to earnings resulting from these terminated and/or de-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in accumulated other comprehensive income ("AOCI") from all terminated cash flow hedges) and their locations on the consolidated statement of income (loss).

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
	(in millions)
Foreign exchange contracts	$—	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	190	29	Interest income (expense)	(10)	(17)	Other income	—	—
Total	$190	$29		$(10)	$(17)		$—	$—
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions

HSBC USA Inc.

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
We have elected the fair value option for certain fixed rate long-term debt issuances as well as hybrid instruments which include all structured notes and structured deposits and have entered into certain derivative contracts related to these debt issuances and hybrid instruments carried at fair value. These derivative contracts are non-qualifying hedges but are considered economic hedges. We have also entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income. In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced ("TBA") securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue. Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in gain (loss) on instruments designated at fair value and related derivatives, other income or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss).

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2013	2012
		(in millions)
Interest rate contracts	Trading revenue	$(348)	$(29)
Interest rate contracts	Residential mortgage banking revenue	(61)	26
Foreign exchange contracts	Trading revenue	655	649
Equity contracts	Trading revenue	5	57
Precious metals contracts	Trading revenue	24	115
Credit contracts	Trading revenue	83	(790)
Total		$358	$28
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income (loss).

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2013	2012
	(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(303)	$91
Interest rate contracts	Residential mortgage banking revenue	(5)	4
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(70)	95
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	774	630
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	2	1
Credit contracts	Other income	(7)	(4)
Total		$391	$817

HSBC USA Inc.

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2013, was $5.6 billion for which we have posted collateral of $5.1 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2012, was $8.7 billion for which we have posted collateral of $7.9 billion. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 26, "Guarantee Arrangements, Pledged Assets and Collateral," for further details.
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

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$18	$130
P-2	2	18	130

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$—	$16
A-1	5	5	21
We would be required to post $6 million of additional collateral on total return swaps if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

At December 31,	2013	2012
	(in millions)
Interest rate:
Futures and forwards	$175,468	$313,935
Swaps	3,645,085	2,842,555
Options written	85,021	43,261
Options purchased	87,735	44,169
	3,993,309	3,243,920
Foreign Exchange:
Swaps, futures and forwards	804,278	743,678
Options written	82,817	54,891
Options purchased	84,835	55,477
Spot	52,193	56,326
	1,024,123	910,372
Commodities, equities and precious metals:
Swaps, futures and forwards	41,123	48,052
Options written	21,531	21,025
Options purchased	21,723	21,377
	84,377	90,454
Credit derivatives	367,443	484,932
Total	$5,469,252	$4,729,678

16. Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards ("IFRSs"). We typically have elected to apply fair value option accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply fair value option ("FVO") reporting to commercial leveraged acquisition finance loans held for sale and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
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
These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of December 31, 2013 and 2012, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. The own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply fair value option accounting to all of our hybrid instruments issued, inclusive of structured notes and structured deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. Cash flows of the hybrid instruments are discounted at an appropriate rate for the applicable duration of

HSBC USA Inc.

the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
December 31, 2013
Commercial leveraged acquisition finance loans	$3	$3
Fixed rate long-term debt	1,893	1,750
Hybrid instruments:
Structured deposits	7,740	7,539
Structured notes	5,693	5,377
December 31, 2012
Commercial leveraged acquisition finance loans	$465	$486
Fixed rate long-term debt	2,016	1,750
Hybrid instruments:
Structured deposits	8,692	8,399
Structured notes	5,264	5,030
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

HSBC USA Inc.

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2013
Interest rate and other components(1)	$—	$289	$(697)	$(408)
Credit risk component(2)(3)	21	(165)	125	(19)
Total mark-to-market on financial instruments designated at fair value	21	124	(572)	(427)
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(294)	631	337
Net realized gain on the related long-term debt derivatives	—	66	—	66
Gain (loss) on instruments designated at fair value and related derivatives	$13	$(104)	$59	$(32)

Year Ended December 31, 2012
Interest rate and other components(1)	$3	$13	$(791)	$(775)
Credit risk component(2)(3)	49	(361)	(75)	(387)
Total mark-to-market on financial instruments designated at fair value	52	(348)	(866)	(1,162)
Net realized loss on financial instruments	(1)	—	—	(1)
Mark-to-market on the related derivatives	—	(38)	796	758
Net realized gain on the related long-term debt derivatives	—	63	—	63
Gain (loss) on instruments designated at fair value and related derivatives	$51	$(323)	$(70)	$(342)

Year Ended December 31, 2011
Interest rate and other components(1)	$(5)	$(345)	$(391)	$(741)
Credit risk component(2)(3)	(14)	376	113	475
Total mark-to-market on financial instruments designated at fair value	(19)	31	(278)	(266)
Net realized loss on financial instruments	(1)	—	—	(1)
Mark-to-market on the related derivatives	—	369	305	674
Net realized gain on the related long-term debt derivatives	—	64	—	64
Gain (loss) on instruments designated at fair value and related derivatives	$(20)	$464	$27	$471

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)
For 2013 and 2012, the losses in the credit risk component for long-term debt were attributable to the tightening of our own credit spreads, while the widening of our own credit spreads resulted in the gain for 2011.

(3)
For 2013, the gain in the credit risk component for hybrid instruments was attributable primarily to the widening of credit spreads on structured deposits. For 2012, the the losses in the credit risk component for hybrid instruments was attributable primarily to the tightening of our own credit spreads related to structured notes, while the widening of our own credit spreads related to structured notes resulted in the gain for 2011.

HSBC USA Inc.

17. Income Taxes

Total income taxes for continuing operations were as follows.

Year Ended December 31,	2013	2012	2011
	(in millions)
Provision for income taxes	$71	$338	$227
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, net	(697)	76	552
Unrealized gains (losses) on derivatives classified as cash flow hedges	82	17	(110)
Employer accounting for post-retirement plans	6	5	(3)
Other-than-temporary impairment on debt securities	(43)	—	1
Total	$(581)	$436	$667
The components of income tax expense were as follows.

Year Ended December 31,	2013	2012	2011
	(in millions)
Current:
Federal	$17	$153	$316
State and local	35	173	143
Foreign	17	(28)	57
Total current	69	298	516
Deferred	2	40	(289)
Total income tax expense	$71	$338	$227
The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2013		2012		2011
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(93)	(35.0)%	$(318)	(35.0)%	$239	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	22	8.2	46	5.1	92	13.5
Adjustment of tax rate used to value deferred taxes	—	—	(13)	(1.4)	—	—
Non-deductible expense accrual related to certain regulatory matters(1)	—	—	483	53.1	—	—
Non-deductible goodwill related to branch sale(1)	—	—	139	15.3	—	—
Non-deductible goodwill impairment(2)	215	80.5	—	—	—	—
Valuation allowance(3)	—	—	—	—	(217)	(31.8)
Other non-deductible / non-taxable items(4)	(11)	(4.1)	(14)	(1.5)	3	0.4
Items affecting prior periods(5)	(13)	(4.9)	—	—	1	0.1
Uncertain tax positions(6)	20	7.5	45	4.9	161	23.6
Impact of foreign operations(7)	13	4.9	51	5.6	63	9.2
Low income housing tax credits	(84)	(31.2)	(85)	(9.4)	(115)	(16.7)
Other	2	0.7	4	0.4	—	—
Total income tax expense	$71	26.6%	$338	37.1%	$227	33.3%

(1)	Represents non-deductible expense relating to certain regulatory matters and non-deductible goodwill related to the branches sold to First Niagara in 2012.

HSBC USA Inc.

(2)	Represents non-deductible goodwill impairment related to our Global Banking and Markets reporting unit in the fourth quarter of 2013.

(3)	For 2011, relates to release of valuation allowance previously established on foreign tax credits.

(4)	For 2013 and 2012, mainly relates to tax exempt interest income. For 2011, relates to tax exempt income and tax credits.

(5)	For 2013 and 2011, relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the federal and state income tax returns.

(6)
Reflects changes in state uncertain tax positions which no longer meet the more likely than not requirement for recognition. Specifically, the increase in 2011 relates to a state court decision that required us to increase our reserves.

(7)
For 2013 and 2012, relates to foreign (U.K.) tax expense for which no foreign tax credits are allowed, and for 2011, primarily relates to the reversal of an accrued foreign tax expense related to Brazilian withholding taxes.

The components of the net deferred tax position are presented in the following table.

At December 31,	2013	2012
	(in millions)
Deferred tax assets:
Allowance for credit losses	$250	$267
Employee benefit accruals	142	120
Accrued expenses	110	334
Unused tax benefit carry-forwards	30	—
Bond premium amortization	226	143
Future federal tax benefit of state uncertain tax reserves	171	161
Interests in real estate mortgage investment conduits(1)	309	188
Other	429	463
Total deferred tax assets	1,667	1,676
Less deferred tax liabilities:
Fair value adjustments	22	10
Unrealized (loss) gain on available-for-sale securities	(8)	692
Mortgage servicing rights	96	69
Total deferred tax liabilities	110	771
Net deferred tax asset	$1,557	$905

(1)
Real estate mortgage investment conduits ("REMICs") are investment vehicles that hold commercial and residential mortgages in trust and issue securities representing an undivided interest in these mortgages. HSBC Bank USA holds portfolios of noneconomic residual interests in a number of REMICs. This item represents tax basis in such interests which has accumulated as a result of tax rules requiring the recognition of income related to such noneconomic residuals.

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows.

	2013	2012	2011
	(in millions)
Balance at January 1,	$478	$416	$210
Additions based on tax positions related to the current year	16	86	105
Reductions based on tax positions related to the current year	(5)	(31)	—
Additions for tax positions of prior years	66	32	145
Reductions for tax positions of prior years	(15)	(15)	(44)
Reductions related to settlements with taxing authorities	—	(10)	—
Balance at December 31,	$540	$478	$416
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $334 million, $314 million and $276 million at December 31, 2013, 2012 and 2011, respectively. Included in the unrecognized tax benefits are some items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of state taxes that would be deductible for U.S. federal purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions.

HSBC USA Inc.

It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $208 million, $159 million and $130 million at December 31, 2013, 2012 and 2011, respectively. Our accrual for the payment of interest and penalties associated with uncertain tax positions increased by $49 million during 2013 and $29 million during 2012.
HSBC North America Consolidated Income Taxes  We are included in HSBC North America's consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with the HNAH Group entities included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to the principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.
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
Market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income. As a consequence, our current analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated it remains fully committed and has the capacity and willingness to provide capital as needed to the HNAH Group to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.
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
 Notwithstanding the above, the HNAH Group has valuation allowances against certain state deferred tax assets and certain Federal tax loss carry forwards for which the aforementioned tax planning strategies do not provide appropriate support.
HNAH Group valuation allowances are allocated to the principal subsidiaries. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the growth of the HSBC North America consolidated deferred tax asset against which the valuation allowance is being recorded. At December 31, 2013, none of these valuation allowances were recorded at HUSI.
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
HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1,557 million and $905 million as of December 31, 2013 and 2012, respectively.
The Internal Revenue Service ("IRS") concluded its examination of our 2006 through 2009 income tax returns in the third quarter of 2013. The IRS forwarded the Revenue Agents’ Report (“RAR”) to the Joint Committee of Taxation (“JCT”) for approval in the

HSBC USA Inc.

fourth quarter of 2013. We expect the RAR to be approved by the JCT in the first half of 2014. The final impact is not expected to significantly affect our financial statements.
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
At December 31, 2013, for Federal tax purposes we had foreign tax credits of $18 million which expire as follows: $6 million in 2018; $8 million in 2019; and $4 million in 2020 and we had general business credits of $12 million which expire in 2029.
 At December 31, 2013, we had net operating losses carryforwards of $23 million for state tax purposes which expire as follows:$1 million in 2019 - 2023, $16 million in 2024 - 2028, and $6 million in 2029 and forward.

HSBC USA Inc.

18. Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding.

	Shares Outstanding	Dividend Rate	Amount Outstanding
At December 31,	2013	2013	2013	2012
	(dollars are in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	3.549%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.056	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150
			$1,565	$1,565
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

HSBC USA Inc.

19. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Year Ended December 31,	2013	2012	2011
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$992	$883	$97
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(617) million, $136 million and $605 million, respectively	(897)	194	862
Reclassification adjustment for gains realized in net income (loss), net of tax of $(80) million, $(60) million and $(53) million, respectively(1)	(113)	(85)	(76)
Total other comprehensive income (loss) for period	(1,010)	109	786
Balance at end of period	(18)	992	883
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	—	—	(1)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income (loss), net of tax of $1 million in 2011(2)	—	—	1
Total other comprehensive income (loss) for period	—	—	1
Balance at end of period	—	—	—
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	—	(153)
Adjustment to add other-than-temporary impairment due to the consolidation of a VIE, net of tax of $(47) million	(67)	—	—
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $4 million(2)	7	—	—
Net unrealized other-than-temporary impairment arising during period	—	—	11
Adjustment to reverse other-than-temporary impairment due to deconsolidation of VIE	—	—	142
Total other comprehensive income for period	7	—	153
Balance at end of period	(60)	—	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(201)	(229)	(87)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $78 million, $10 million and $(115) million, respectively	112	18	(150)
Reclassification adjustment for losses realized in net income (loss), net of tax of $4 million, $7 million and $5 million, respectively(3)	6	10	8
Total other comprehensive income for period	118	28	(142)
Balance at end of period	(83)	(201)	(229)
Pension and postretirement benefit liability:
Balance at beginning of period	(6)	(12)	(9)
Other comprehensive income for period:
Change in unfunded pension postretirement liability, net of tax of $5 million, $4 million and $(5) million, respectively	8	4	(5)
Reclassification adjustment of prior service costs and transition obligations in net income (loss), net of tax of less than $1 million, $1 million and $2 million, respectively(4)	—	2	2
Total other comprehensive income for period	8	6	(3)
Balance at end of period	2	(6)	(12)
Total accumulated other comprehensive income at end of period	$(159)	$785	$642

(1)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

(2)	Amount reclassified to net income (loss) is included in interest income in our consolidated statement of income (loss).

(3)	Amount reclassified to net income (loss) is included in interest income (expense) in our consolidated statement of income (loss).

(4)	Amount reclassified to net income (loss) is included in salaries and employee benefits in our consolidated statement of income (loss).

HSBC USA Inc.

20. Share-Based Plans

Employee Stock Purchase Plans  The HSBC Holdings Savings-Related Share Option Plan ("HSBC Sharesave Plan") allowed eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus any interest repaid in cash. Compensation expense related to grants under the HSBC Sharesave Plan was less than $3 million in 2013, 2012 and 2011, respectively. The HSBC Shareshave Plan was not offered to employees during the 2013 enrollment period and therefore, there were no options granted under the plan during the year.
The following table presents information for the HSBC Sharesave Plan.

At December 31,	2012	2011
	(dollars are in millions)
Sharesave (5 year vesting period):
Total options granted	107,000	59,000
Fair value per option granted	$1.61	$2.22
Significant assumptions used to calculate fair value:
Risk free interest rate	0.92%	2.17%
Expected life (years)	5	5
Expected volatility	25%	25%
Sharesave (3 year vesting period):
Total options granted	430,000	209,000
Fair value per option granted	$1.63	$2.08
Significant assumptions used to calculate fair value:
Risk free interest rate	0.45%	1.19%
Expected life (years)	3	3
Expected volatility	25%	25%
Sharesave (1 year vesting period):
Total options granted	153,000	173,000
Fair value per option granted	$1.35	$1.62
Significant assumptions used to calculate fair value:
Risk free interest rate	.23%	.25%
Expected life (years)	1	1
Expected volatility	25%	25%
Restricted Share Plans  Key employees have been provided awards in the form of restricted share rights ("RSRs"), restricted shares ("RSs") and restricted share units ("RSUs") under the HSBC Group Share Plan. These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Currently, share-based awards granted to U.S. employees are granted in the form of RSUs. Annual awards to employees in 2013, 2012 and 2011 are generally subject to three-year time-based graded vesting. Also during 2011, we made a one-time grant of performance-based awards that are subject to performance-based vesting periods ranging from 12 to 30 months. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for these restricted share plans totaled $34 million in 2013, $34 million in 2012 and $54 million in 2011. As of December 31, 2013 , future compensation cost related to grants which have not yet fully vested is approximately $14 million. This amount is expected to be recognized over a weighted-average period of less than one year.

HSBC USA Inc.

21. Pension and Other Postretirement Benefits

Defined Benefit Pension Plans  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance into a single HSBC North America qualified defined benefit pension plan (either the "HSBC North America Pension Plan" or the "Plan") which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. The following table reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss).

Year Ended December 31,	2013	2012	2011
	(in millions)
Service cost – benefits earned during the period	$4	$15	$14
Interest cost on projected benefit obligation	71	67	74
Expected return on assets	(83)	(91)	(81)
Amortization of prior service cost (benefit)	—	(5)	(6)
Recognized losses	49	46	38
Curtailment benefit recognized	—	(31)	—
Pension expense	$41	$1	$39
Pension expense in 2012 reflects the recognition of a curtailment benefit associated with the decision in 2012 to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013. While participants with existing balances continue to receive interest credits until the account is distributed, they no longer accrue benefits beginning in 2013. Excluding the impact of the curtailment benefit from the prior year, pension expense remained higher in 2013 largely due to lower expected returns on plan assets driven by a lower return assumption due to asset mix.
During December 2011, an amendment was made to the Plan effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods. The financial impact is being amortized to pension expense over the remaining life expectancy of the participants. As a result of the decision to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013, the remaining unamortized prior service credit was recognized during 2012.
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2013	2012	2011
Discount rate	3.95%	4.60%	5.30%
Salary increase assumption	*	2.75	2.75
Expected long-term rate of return on Plan assets	6.00	7.00	7.25

* As the result of decision to cease all future contributions under the cash balance formula and to freeze the plan effective January 1, 2013, a salary increase assumption no longer applies to the Plan.
Long-term historical rates of return in conjunction with our current outlook of return rates over the term of the pension obligation are considered in determining an appropriate long-term rate of return on Plan assets. In this regard, a "best estimate range" of expected rates of return on Plan assets is established by our actuaries based on a portfolio of passive investments considering asset mix upon which a distribution of compound average returns for such portfolio is calculated over a 20 year horizon. This approach, however, ignores the characteristics and performance of the specific investments the pension plan is invested in, their historical returns and their performance against industry benchmarks. In evaluating the range of potential outcomes, a "best estimate range" is established between the 25th and 75th percentile. In addition to this analysis, we also seek the input of the firm which provides us pension advisory services. This firm performs an analysis similar to that done by our actuaries, but instead uses real investment types and considers historical fund manager performance. In this regard, we also focus on the range of possible outcomes between the 25th and 75th percentile, with a focus on the 50th percentile. The combination of these analyses creates a range of potential long-term rate of return assumptions from which we determine an appropriate rate. Given the Plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable.
Investment strategy for Plan Assets  The primary objective of the HSBC North America Pension Plan is to provide eligible employees with regular pension benefits. Since the Plan is governed by the Employee Retirement Security Act of 1974 ("ERISA"),

HSBC USA Inc.

ERISA regulations serve as guidance for the management of plan assets. In this regard, an Investment Committee (the "Committee") for the Plan has been established and its members have been appointed by the Chief Executive Officer as authorized by the Board of Directors of HSBC North America. The Committee is responsible for establishing the funding policy and investment objectives supporting the Plan including allocating the assets of the Plan, monitoring the diversification of the Plan’s investments and investment performance, assuring the Plan does not violate any provisions of ERISA and the appointment, removal and monitoring of investment advisers and the trustee. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal of the Plan is to earn the highest possible total rate of return consistent with the Plan’s tolerance for risk as periodically determined by the Committee. A key factor shaping the Committee’s attitude towards risk is the generally long term nature of the underlying benefit obligations. The asset allocation decision reflects this long term horizon as well as the ability and willingness to accept some short-term variability in the performance of the portfolio in exchange for the expectation of competitive long-term investment results for its participants.
The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. During the past year, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews with the final meeting for 2013 being held in January 2014. These quarterly meetings are supplemented by the pension investment staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension investment staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension investment staff and three members of the investment committee are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. In 2011, the Committee shifted the Plan's target asset allocation to 40 percent equities, 59 percent fixed income securities and 1 percent cash and maintained this mix through 2013. Should interest rates rise faster than currently anticipated by the Committee, a further shift to a higher percentage of fixed income securities may be made.
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

•
Prior to January 10, 2014, a passive, blended index comprised of 9.5 percent S&P 500, 3 percent Russell 2000, 8 percent EAFE, 3 percent S&P Dev ex-US Small Cap, 11 percent MSCI AC World Free Index, 6 percent MSCI Emerging Markets, 51 percent Barclays Long Gov/Credit, 8 percent Barclays Treasury Inflation Protected Securities and 1 percent 90-day T-Bills;

•
From January 10, 2014, a passive, blended index comprised of 9.5 percent S&P 500, 3 percent Russell 2000, 8 percent EAFE, 3 percent S&P Dev ex-US Small Cap, 11 percent MSCI AC World. 5.5 percent MSCI Emerging Markets, 59 percent Barclays Long Gov/Credit and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC USA Inc.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2013 are as follows:

Percentage of Plan Assets at December 31, 2013
Domestic Large/Mid-Cap Equity	9.9%
Domestic Small Cap Equity	3.3
International Large Cap Equity	8.1
International Small Cap Equity	3.2
Global Equity	11.4
Emerging Market Equity	5.4
Fixed Income Securities	58.7
Cash or Cash Equivalents	—
Total	100.0%
Plan Assets  A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

Year Ended December 31,	2013	2012
	(in millions)
Fair value of net Plan assets at beginning of year	$3,485	$3,130
Cash contributions by HSBC North America	131	181
Actual return on Plan assets	(8)	383
Benefits paid	(173)	(209)
Fair value of net Plan assets at end of year	$3,435	$3,485
The fair value of Plan assets decreased approximately 1.4 percent compared with December 31, 2012 due primarily to significantly increasing Treasury yields which negatively impacted fixed income assets and swaps during 2013, partially offset by an improvement in equities and a $131 million cash contribution to the Plan.
The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements. As a result, during 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions and ensure the Plan’s ability to continue to make lump sum payments to retiring participants. Until the Plan is fully funded, the revised Pension Funding Policy requires HSBC North America to annually contribute the greater of:

•	The minimum contribution required under ERISA guidelines;

•	An amount necessary to ensure the adjusted funding target attainment percentage for the Plan Year is equal to or greater than 90 percent; or

•	Pension expense for the year as determined under current accounting guidance.
Because the Plan was frozen effective January 1, 2013 and Plan participants no longer accrue benefits, the actuarial present value of benefits is $3.1 billion.
As a result, during 2013 HSBC North America made a contribution to the Plan of $131 million. Additional contributions during 2014 are anticipated.
Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the end of each reporting period. The following table presents the fair values associated with the major categories of Plan assets and

HSBC USA Inc.

indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2013 and 2012.

	Fair Value Measurement at December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$106	$106	$—	$—
Equity Securities
U.S. Large-cap(1)	303	303	—	—
U.S. Small-cap(2)	104	104	—	—
International Large-cap(3)	310	28	282	—
Global	387	65	322	—
Emerging Market	206	—	206	—
U.S. Treasury	716	716	—	—
U.S. Government agency issued or guaranteed	83	9	74	—
Obligations of U.S. states and political subdivisions	70	—	70	—
Asset-backed securities	31	—	11	20
U.S. corporate debt securities(4)	827	—	827	—
Foreign debt securities	279	—	268	11
Other investments	114	—	114	—
Accrued interest	23	6	17	—
Total investments	3,559	1,337	2,191	31
Receivables:
Receivables from sale of investments in process of settlement	106	106	—	—
Derivative financial assets	5	—	5	—
Total receivables	111	106	5	—
Total Assets	3,670	1,443	2,196	31
Derivative financial liabilities	(137)	(13)	(124)	—
Other liabilities	(98)	(98)	—	—
Total Liabilities	(235)	(111)	(124)	—
Total Net Assets	$3,435	$1,332	$2,072	$31

HSBC USA Inc.

	Fair Value Measurement at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$74	$74	$—	$—
Equity Securities
U.S. Large-cap(1)	378	374	4	—
U.S. Small-cap(2)	109	109	—	—
International Large-Cap(3)	401	150	251	—
Global	189	53	136	—
Emerging Market	207	—	207	—
U.S. Treasury	829	829	—	—
U.S. Government agency issued or guaranteed	82	7	75	—
Obligations of U.S. states and political subdivisions	70	—	70	—
Asset-backed securities	44	—	1	43
U.S. corporate debt securities(4)	754	—	752	2
Corporate stocks – preferred	4	4	—	—
Foreign debt securities	211	4	186	21
Other investments	103	—	103	—
Accrued interest	20	6	14	—
Total investments	3,475	1,610	1,799	66
Receivables:
Receivables from sale of investments in process of settlement	89	89	—	—
Derivative financial assets	7	—	7	—
Total receivables	96	89	7	—
Total Assets	3,571	1,699	1,806	66
Liabilities	(86)	(86)	—	—
Total Net Assets	$3,485	$1,613	$1,806	$66

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

(3)
This category comprises actively managed equity investments in non-U.S. and Canada developed markets that generally track the MSCI EAFE index. MSCI EAFE is an equity market index of 21 developed market countries in Europe, Australia, Asia and the Far East including Australia, Austria, Belgium, Denmark, Finland, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, the Netherlands, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.
The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2013:

	Level 2	Level 3	Total
	(in millions)
AAA to AA(1)	$104	$—	$104
A+ to A-(1)	299	—	299
BBB+ to Unrated(1)	424	—	424
Total	$827	$—	$827

(1)
We obtain ratings on U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings obtained from these agencies differ, the lower of the two ratings is utilized.

HSBC USA Inc.

Significant Transfers Into/Out of Levels 1 and 2 for Plan Assets  There were no significant transfers between Levels 1 and 2 during 2013.
Information on Level 3 Assets and Liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets during 2013 and 2012.

		Total Gains and (Losses) Included in							Current Period Unrealized Gains (Losses)
	Jan 1, 2013	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2013
	(in millions)
Asset-backed securities	43	—	(1)	—	(21)	—	(1)	20	4
U.S. corporate debt securities	2	—	—	—	(2)	—	—	—	—
Foreign debt securities	21	—	—	5	(10)	—	(5)	11	—
Total assets	$66	$—	$(1)	$5	$(33)	$—	$(6)	$31	$4

		Total Gains and (Losses) Included in							Current Period UnrealizedGains (Losses)
	Jan 1, 2012	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2012
	(in millions)
Obligations of U.S. states and political subdivisions	$8	$—	$—	$—	$(1)	$—	$(7)	$—	$—
Asset-backed securities	36	—	3	9	(5)	—	—	43	4
U.S. corporate debt securities	$—	$—	$—	$2	$—	$—	$—	$2	$—
Foreign debt securities	8	—	(2)	17	—	—	(2)	21	1
Total assets	$52	$—	$1	$28	$(6)	$—	$(9)	$66	$5
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
Securities:  Fair value of securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for the major security types of our pension plan assets:

•
Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. Equity securities and derivative contracts that are non-exchange traded are primarily investments in common stock funds. The funds permit investors to redeem the ownership interests back to the issuer at end-of-day for the net asset value ("NAV") per share and there are no significant redemption restrictions. Thus the end-of-day NAV is considered observable.

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

HSBC USA Inc.

•
Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•
U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread ("OAS") model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

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

	2013	2012
	(in millions)
Projected benefit obligation at beginning of year	$4,374	$3,923
Service cost	11	39
Interest cost	176	168
Actuarial losses (gains)	(496)	453
Benefits paid	(173)	(209)
Projected benefit obligation at end of year	$3,892	$4,374
The accumulated benefit obligation for the HSBC North America Pension Plan was $3.9 billion and $4.4 billion at December 31, 2013 and 2012, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.
The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2013	2012	2011
Discount rate	4.80%	3.95%	4.60%
Salary increase assumption	*	2.75	2.75

* As the result of decision to cease all future contributions under the cash balance formula and to freeze the plan effective January 1, 2013, a salary increase assumption no longer applies to the Plan.

HSBC USA Inc.

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC North America
(in millions)
2014	$179
2015	182
2016	185
2017	188
2018	190
2019-2022	1,007
Defined Contribution Plans  We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $30 million, $30 million and $32 million in 2013, 2012 and 2011, respectively.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans all of which have been frozen. Total expense recognized for these plans was less than $3 million in each of 2013, 2012 and 2011.
Postretirement Plans Other Than Pensions  Our employees also participate in plans which provide medical and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits. The following table reflects the components of the net periodic postretirement benefit cost:

Year Ended December 31,	2013	2012	2011
	(in millions)
Service cost – benefits earned during the period	$1	$1	$1
Interest cost	$2	$3	4
Amortization of transition obligation	—	2	2
Net periodic postretirement benefit cost	$3	$6	$7
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2013	2012	2011
Discount rate	3.35%	4.25%	4.95%
Salary increase assumption	2.75	2.75	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2013	2012
	(in millions)
Accumulated benefit obligation at beginning of year	$70	$85
Service cost	1	1
Interest cost	2	3
Actuarial losses (gains)	(8)	(2)
Plan curtailments	—	(8)
Benefits paid	(6)	(9)
Accumulated benefit obligation at end of year	$59	$70
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $6 million relating to our postretirement benefit plans in 2014. The funded status of our postretirement benefit plans was a liability of $59 million at December 31, 2013.

HSBC USA Inc.

Estimated future benefit payments for our postretirement benefit plans are summarized in the following table.

(in millions)
2014	$6
2015	6
2016	6
2017	6
2018	6
2019-2022	28
The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2013	2012
Discount rate	4.35%	3.35%
Salary increase assumption	2.75	2.75
For measurement purposes, 7.2 percent (pre-65) and 6.8 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2013. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2027, and remain at that level thereafter.
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

22. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative, servicing arrangements, information technology, centralized support services, banking and other miscellaneous services. Prior to 2013, we also purchased loans from related parties. All extensions of credit by (and certain credit exposures of) HSBC Bank USA to other HSBC affiliates (other than FDIC-insured banks) are legally required to be secured by eligible collateral. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions:

HSBC USA Inc.

At December 31,	2013	2012
	(in millions)
Assets:
Cash and due from banks	$102	$114
Interest bearing deposits with banks (1)	631	714
Trading assets (2)	17,082	21,370
Loans	5,328	4,514
Other (3)	1,219	858
Total assets	$24,362	$27,570
Liabilities:
Deposits	$16,936	$13,863
Trading liabilities (2)	19,463	23,910
Short-term borrowings	1,514	2,721
Long-term debt	3,987	3,990
Other (3)	573	459
Total liabilities	$42,473	$44,943

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $500 million at both December 31, 2013 and 2012, respectively.

(2)
Trading assets and liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

Year Ended December 31,	2013	2012	2011
	(in millions)
Income/(Expense):
Interest income	$232	$193	$128
Interest expense	(78)	(91)	(82)
Net interest income (loss)	$154	$102	$46
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance Corporation	$86	$72	$65
HSBC Markets (USA) Inc. ("HMUS")	17	18	23
Other HSBC affiliates	51	74	79
Other HSBC affiliates income	48	38	35
Total affiliate income	$202	$202	$202
Residential mortgage banking revenue	$—	$3	$17
Support services from HSBC affiliates:
HSBC Finance Corporation	$(14)	$(27)	$(36)
HMUS	(228)	(326)	(275)
HSBC Technology & Services (USA) ("HTSU")	(1,000)	(912)	(967)
Other HSBC affiliates	(217)	(215)	(235)
Total support services from HSBC affiliates	$(1,459)	$(1,480)	$(1,513)
Stock based compensation expense with HSBC (1)	$(34)	$(36)	$(56)

(1)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salaries and employee benefits in our consolidated statement of income (loss). Employees also may participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 21, "Pension and Other Postretirement Benefits."

Funding Arrangements with HSBC Affiliates:

HSBC USA Inc.

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
We have the following funding arrangements available with HSBC affiliates, although there were no outstanding balances at either December 31, 2013 and 2012:

•	$900 million committed line of credit with HSBC Investment (Bahamas) Limited;

•	$500 million committed line of credit with HSBC; and

•	$150 million uncommitted line of credit with HSBC North America Inc. ("HNAI").
We have also incurred short-term borrowings with certain affiliates, largely related to metals activity. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2013 and 2012, we have the following loan balances outstanding with HSBC affiliates:

At December 31,	2013	2012
	(in millions)
HSBC Finance Corporation	$3,015	$2,019
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	199	310
HSBC Bank Brasil S.A.	1,000	1,000
HSBC Bank Panama S.A.	—	372
Other short-term affiliate lending	1,114	813
Total assets	$5,328	$4,514
HSBC Finance Corporation - We have extended a $5.0 billion, 364 day uncommitted unsecured revolving credit agreement to HSBC Finance which allows for borrowings with maturities of up to 15 years. As of December 31, 2013 and 2012, $3.0 billion and $2.0 billion, respectively, was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We also had the following lending arrangements extended which did not have any outstanding balances at either December 31, 2013 and 2012:

•
$2.0 billion committed revolving credit facility extended to HSBC Finance was available at December 31, 2012. In December 2013, the amount available was reduced to $1.0 billion. This credit facility expires in May 2017; and

•	$1.5 billion uncommitted secured credit facility extended to certain subsidiaries of HSBC Finance was available at December 31, 2012. In December 2013, the amount available was reduced to $0.
HMUS and subsidiaries - We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.8 billion at December 31, 2013 and 2012, of which $199 million and $310 million, respectively, was outstanding. The outstanding balances mature at various stages between 2014 and 2015. In January 2014, we increased the uncommitted lines to HMUS and its subsidiaries which increased the total extended loans and lines to $4.8 billion.
HSBC Bank Brasil S.A. - We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.5 billion and $1.0 billion at December 31, 2013 and 2012, respectively, of which $1.0 billion and $1.0 billion was outstanding at both December 31, 2013 and 2012. The outstanding balances mature at various stages between 2014 and 2015.
HSBC Bank Panama S.A. - At December 31, 2012, we had extended an uncommitted line of credit to HSBC Panama in the amount of $752 million, of which $372 million was outstanding. In October 2013, the outstanding loan amount was repaid in full and the line was closed.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either December 31, 2013 and 2012.
Other short-term affiliate lending - In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2013 and 2012, there were $1,114 million and $813 million of loans outstanding mostly related to metals activities.
Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper ("ABCP") conduits by purchasing A-1/P-1 rated commercial paper issued by them. At December 31, 2013 and 2012, no ABCP issued by such conduits was held. Pursuant to a global restructure of HSBC sponsored ABCP conduits, certain assets previously originated and funded by Bryant Park, an ABCP conduit organized by HUSI, were refinanced in 2013 by Regency, another ABCP conduit organized and

HSBC USA Inc.

consolidated by our affiliate. HUSI is committed to provide liquidity facilities to backstop the liquidity risk in Regency in relation to assets originated in the U.S. region. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $2.4 billion as of December 31, 2013, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates. The notional value of derivative contracts related to these contracts was approximately $1,210.6 billion and $1,066.5 billion at December 31, 2013 and 2012, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $845 million and $691 million at December 31, 2013 and 2012, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in Servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in Support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $1.0 billion and $1.2 billion at December 31, 2013 and 2012) that we purchased from HSBC Finance in 2003 and 2004.

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

•
We utilize HSBC Securities (USA) Inc. ("HSI") for broker dealer, debt underwriting, customer referrals, loan syndication and all other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in Support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

Other Transactions with HSBC Affiliates
In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchased new originations on these credit card receivables. As discussed in Note 10, "Intangible Assets," on March 29, 2012 we re-purchased these account relationships from HSBC Finance on $746 million of credit card receivables on that date for $108 million and as a result, we stopped purchasing new originations on these credit card accounts from HSBC Finance. We purchased $492 million of credit card receivables from HSBC Finance during the three months ended March 31, 2012. HSBC Finance continued to service these loans for us through April 30, 2012 for a fee which was included in Support services from affiliates. Effective with the close of the sale of our GM and UP credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans had been serviced by Capital One for a fee. In September 2013, the outsourcing arrangement with Capital One ended and we resumed the servicing of our remaining credit card portfolio. Premiums previously paid are amortized to interest income over the estimated life of the receivables purchased.
We also received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates was $50 million, $55 million and $54 million during 2013, 2012 and 2011, respectively.
In 2011, we sold our equity interest in Guernsey Joint Venture to HSBC Private Bank (Suisse) SA, resulting in a gain of $53 million.
Transactions with HSBC Affiliates involving our Discontinued Operations:

HSBC USA Inc.

As it relates to our discontinued credit card and private label operations, in January 2009 we purchased the General Motors ("GM") and Union Plus ("UP") portfolios from HSBC Finance with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement we purchased on a daily basis substantially all new originations from these account relationships from HSBC Finance prior to the sale of these accounts to Capital One on May 1, 2012. Premiums paid for these receivables were amortized to interest income over the estimated life of the receivables purchased and are included as a component of Income from discontinued operations. HSBC Finance serviced these credit card loans for us for a fee through April 30, 2012. During 2012, we purchased a total of $9.9 billion of loans on a daily basis from HSBC Finance. Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $199 million and $578 million during 2012 and 2011, respectively.

23. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2012 Form 10-K except as noted below.
Commercial Banking ("CMB") has historically held investments in low income housing tax credits. The financial benefit from these investments is obtained through lower taxes. Since business segment returns are measured on a pre-tax basis, a revenue share has historically been in place in the form of a funding credit to provide CMB with an exact and equal offset booked to the Other segment. Beginning in 2013, this practice has been eliminated and the low income housing tax credit investments and related financial impact are being recorded entirely in the Other segment. In addition, in the fourth quarter of 2013, we concluded that given the inter-relationship between the tax benefits obtained from our investment in low income housing tax credits and the amortization of our investment balance in these credits, such amounts would be better presented net in other operating income rather than separately in operating expense and income tax provision for segment reporting purposes. We have reclassified prior period results in both the CMB and Other segments to conform to the revised current year presentation.
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
Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis ("IFRSs Basis") as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report financial information to our parent, HSBC in accordance with IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.
A summary of differences between U.S. GAAP and IFRSs as they impact our results are presented below:
Net Interest Income
Effective interest rate - The calculation of effective interest rates under IAS 39, "Financial Instruments: Recognition and Measurement" ("IAS 39"), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate to be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.
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

HSBC USA Inc.

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
IFRS reclassification of fair value measured financial assets during 2008 - Certain securities were reclassified from "trading assets" to "loans and receivables" under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39 and are no longer marked to market. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as "trading assets" under U.S. GAAP.
Additionally, certain Leverage Acquisition Finance ("LAF") loans had been classified as trading assets for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to "loans and advances" as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans were classified as "held for sale" and carried at fair value due to the irrevocable nature of the fair value option.
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
Other-than-temporary impairments - Under U.S. GAAP, a decline in fair value of an available-for-sale debt security below its amortized cost may indicate that the security is other-than-temporarily impaired under certain conditions. IFRSs do not have an "other than temporary" impairment concept. Under IFRSs, a decline in fair value of an available-for-sale debt security below its amortized cost is considered evidence of impairment if the decline can, at least partially, be attributed to an incurred loss event that impacts the estimated future cash flows of the security (i.e., a credit loss event). Thus a security may not be considered impaired if the decline in value is the result of events that do not negatively impact the estimated future cash flows of the security (e.g., an increase in the risk-free interest rate). However, until the entity sells the security, it will have to assess the security for credit losses at each reporting date.

HSBC USA Inc.

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
Loan Impairment Charges (Provision for Credit Losses)
IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances.
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
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the "corridor."). As a result of amendments to the applicable IFRSs effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on plan assets. In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when "demonstrably committed to the transaction" as compared with U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants

HSBC USA Inc.

under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
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
Goodwill impairment - Under IFRSs, goodwill was amortized until 2005 however under U.S. GAAP, goodwill was amortized until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under IFRSs.
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
Derivatives - Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. ("ISDA") Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.
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

	IFRSs Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(3)	IFRSs Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)
December 31, 2013
Net interest income(1)	$842	$706	$423	$189	$(46)	$(13)	$2,101	$(76)	$16	$2,041
Other operating income	347	293	1,165	109	(78)	13	1,849	22	(14)	1,857
Total operating income	1,189	999	1,588	298	(124)	—	3,950	(54)	2	3,898
Loan impairment charges(3)	129	45	(4)	5	—	—	175	—	18	193
	1,060	954	1,592	293	(124)	—	3,775	(54)	(16)	3,705
Operating expenses(2)	1,206	680	1,464	254	98	—	3,702	286	(16)	3,972
Profit before income tax expense	$(146)	$274	$128	$39	$(222)	$—	$73	$(340)	$—	$(267)
Balances at end of period:
Total assets	$19,267	$23,427	$180,559	$8,340	$766	$—	$232,359	$(49,879)	$3,007	$185,487
Total loans, net	16,233	22,254	20,454	6,206	—	—	65,147	1,503	439	67,089
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	30,220	21,601	46,152	12,036	—	—	110,009	(3,869)	6,468	112,608
December 31, 2012
Net interest income(1)	$854	$673	$606	$184	$(43)	$(15)	$2,259	$(123)	$22	$2,158
Other operating income	555	539	916	106	(269)	15	1,862	43	68	1,973
Total operating income	1,409	1,212	1,522	290	(312)	—	4,121	(80)	90	4,131
Loan impairment charges(3)	204	4	(1)	(3)	—	—	204	73	16	293
	1,205	1,208	1,523	293	(312)	—	3,917	(153)	74	3,838
Operating expenses(2)	1,301	631	997	232	1,465	—	4,626	48	74	4,748
Profit before income tax expense	$(96)	$577	$526	$61	$(1,777)	$—	$(709)	$(201)	$—	$(910)
Balances at end of period:
Total assets	$22,789	$23,585	$203,680	$8,208	$633	$—	$258,895	$(67,543)	$94	$191,446
Total loans, net	16,422	19,754	20,679	5,707	—	—	62,562	3,495	(3,446)	62,611
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	35,406	21,759	43,951	12,141	—	—	113,257	(5,122)	9,536	117,671
December 31, 2011
Net interest income(1)	$1,023	$728	$504	$180	$(100)	$(23)	$2,312	$(41)	$163	$2,434
Other operating income	409	322	969	184	493	23	2,400	(20)	(55)	2,325
Total operating income	1,432	1,050	1,473	364	393	—	4,712	(61)	108	4,759
Loan impairment charges(3)	247	6	5	(30)	—	—	228	(3)	33	258
	1,185	1,044	1,468	394	393	—	4,484	(58)	75	4,501
Operating expenses(2)	1,653	652	986	261	68	—	3,620	124	75	3,819
Profit before income tax expense	$(468)	$392	$482	$133	$325	$—	$864	$(182)	$—	$682
Balances at end of period:
Total assets	$28,017	$21,148	$210,846	$6,525	$613	$—	$267,149	$(80,526)	$(115)	$186,508
Total loans, net	16,233	16,782	21,390	4,716	—	—	59,121	(4,636)	(3,361)	51,124
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	36,837	21,799	45,061	13,169	—	—	116,866	(4,788)	27,651	139,729

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

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	(Loss) Income before Income Tax Expense	Total Assets
	(in millions)
December 31, 2013
Unquoted equity securities	$—	$—	$—	$—	$—	$(163)
Reclassification of financial assets	(14)	40	—	—	26	11
Securities	—	(1)	—	(2)	1	(24)
Derivatives	—	(3)	—	—	(3)	(49,876)
Loan impairment	(57)	1	(11)	1	(46)	(94)
Property	—	—	—	(17)	17	37
Pension costs	—	—	—	24	(24)	(154)
Servicing assets	—	6	—	—	6	8
Interest recognition	2	—	—	—	2	(3)
Goodwill impairment	—	—	—	135	(135)	348
Low Income Housing Tax Credit	—	(30)	—	85	(115)	—
Other	(7)	10	11	60	(68)	31
Total	$(76)	$23	$—	$286	$(339)	$(49,879)
December 31, 2012
Unquoted equity securities	$—	$—	$—	$—	$—	$(108)
Reclassification of financial assets	(64)	181	—	—	117	(4)
Securities	—	—	—	(13)	13	(27)
Derivatives	(4)	(5)	—	—	(9)	(67,762)
Loan impairment	(34)	3	73	—	(104)	(66)
Property	(9)	16	—	(21)	28	42
Pension costs	—	—	—	11	(11)	(137)
Servicing assets	—	(1)	—	—	(1)	4
Interest recognition	(2)	—	—	—	(2)	(4)
Sale of Cards and Retail Services business	—	(92)	—	—	(92)	—
Low Income Housing Tax Credit	—	(29)	—	84	(113)	—
Other	(10)	(30)	—	(13)	(27)	519
Total	$(123)	$43	$73	$48	$(201)	$(67,543)
December 31, 2011
Unquoted equity securities	$—	$—	$—	$—	$—	$(71)
Reclassification of financial assets	(37)	37	—	—	—	187
Securities	—	(18)	—	(7)	(11)	(9)
Derivatives	(4)	(7)	—	—	(11)	(81,262)
Loan impairment	(8)	—	(4)	—	(4)	(28)
Property	(5)	—	—	(27)	22	164
Pension costs	—	—	—	48	(48)	(134)
Purchased loan portfolios	—	—	—	—	—	3
Servicing assets	—	—	—	—	—	4
Interest recognition	2	—	—	—	2	(3)
Low Income Housing Tax Credit	—	(26)	—	87	(113)	—
Other	11	(6)	1	24	(20)	(623)
Total	$(41)	$(20)	$(3)	$125	$(183)	$(81,772)

HSBC USA Inc.

(4)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

24. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds for payment by us of shareholder dividends, and along with interest earned on investments, cover our operating expenses which consist primarily of interest on outstanding debt. Any significant dividend from HSBC Bank USA would require the approval of the Office of the Comptroller of the Currency (the "OCC"). Approval is also required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.
The following table summarizes the capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations.

	December 31, 2013				December 31, 2012
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,242	10.00%		16.47%	$20,764	10.00%		19.52%
HSBC Bank USA	21,324	10.00		18.09	21,464	10.00		21.07
Tier 1 capital ratio:
HSBC USA Inc.	14,409	6.00		11.73	14,480	6.00		13.61
HSBC Bank USA	15,763	6.00		13.37	15,482	6.00		15.20
Tier 1 common ratio:
HSBC USA Inc.	12,301	5.00	(2)	10.01	12,373	5.00	(2)	11.63
HSBC Bank USA	15,763	5.00		13.37	15,482	5.00		15.20
Tier 1 leverage ratio:
HSBC USA Inc.	14,409	3.00	(3)	7.90	14,480	3.00	(3)	7.70
HSBC Bank USA	15,763	5.00		9.06	15,482	5.00		8.43
Risk weighted assets:
HSBC USA Inc.	122,888				106,395
HSBC Bank USA	117,894				101,865

(1)
HSBC USA Inc and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. As previously discussed, the minimum regulatory ratios for a depository institution to be well-capitalized will increase in 2015 under Basel III.

(2)
There is no Tier 1 common ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the required minimum Tier 1 common ratio as included in the Federal Reserve Board's final rule regarding capital plans for U.S. bank holding companies with total consolidated assets of $50 billion or more. Under Basel III, a 6.5% common equity Tier 1 capital ratio will be required in 2015 for a depository institution to be well-capitalized.

(3)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.
The regulatory capital ratios in 2013 reflect the impact of the U.S. market risk final rule (known as Basel 2.5).
We did not receive any cash capital contributions from our immediate parent, HNAI during 2013 or 2012. We did not make any capital contributions to our subsidiary, HSBC Bank USA, during 2013. During 2012, we contributed $2 million, primarily to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 22, "Related Party Transactions," for additional information.
Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At December 31, 2013 and 2012, deferred tax assets of $897 million and $622 million, respectively, were excluded in the computation of regulatory capital.

HSBC USA Inc.

25. Variable Interest Entities

In the ordinary course of business, we have organized special purpose entities ("SPEs") primarily to structure financial products to meet our clients' investment needs, to facilitate clients to access and raise financing from capital markets and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A SPE is a VIE if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of December 31, 2013 and 2012 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	December 31, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$5	$—	$—	$—
Held-to-maturity securities	200	—	—	—
Other assets	45	—	—	—
Other liabilities	—	3	—	—
Subtotal	$250	$3	$—	$—
Low income housing limited liability partnership:
Other assets	457	—	533	—
Long-term debt	—	92	—	92
Other liabilities	—	90	—	152
Subtotal	$457	$182	$533	$244
Total	$707	$185	$533	$244
Asset-backed conduit During 2013, HSBC decided to restructure certain of its asset-backed commercial paper conduit programs to have only one asset-backed commercial paper conduit providing securitized financing to HSBC clients globally. As part of this initiative, our commercial paper conduit otherwise known as Bryant Park is no longer transacting new business and certain existing Bryant Park customer transactions have been refinanced by an existing commercial paper conduit currently consolidated by HSBC Bank plc. Bryant Park continues to exist but only to fund select legacy assets it currently holds. Upon completion of the restructure in 2013, HSBC Bank USA became the primary beneficiary of Bryant Park at which time Bryant Park became included in our consolidated results.
Low income housing limited liability partnership  In 2009, all low income housing investments held by us were transferred to a Limited Liability Partnership ("LLP") in exchange for debt and equity while a third party invested cash for an equity interest that

HSBC USA Inc.

is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor in other liabilities and the assets of the LLP in other assets on our consolidated balance sheet. The investments held by the LLP represent equity investments in the underlying low income housing partnerships for which the LLP applies equity-method accounting. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.
Unconsolidated VIEs  We also have variable interests in other VIEs that were not consolidated at December 31, 2013 and 2012 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of December 31, 2013 and 2012:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At December 31, 2013
Asset-backed commercial paper conduits	$—	$—	$17,044	$2,050
Structured note vehicles	2,272	55	6,190	5,888
Total	$2,272	$55	$23,234	$7,938
At December 31, 2012
Asset-backed commercial paper conduits	$—	$—	$16,104	$2,212
Structured note vehicles	2,117	154	7,055	6,893
Total	$2,117	$154	$23,159	$9,105
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Asset-backed commercial paper ("ABCP") conduits  Separately from the Bryant Park facility discussed above, we provide liquidity facilities to multi-seller and single-seller ABCP conduits sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating the customers' access to commercial paper markets.
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $2.1 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles' debt instruments. With respect to several of these VIEs, we held variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred

HSBC USA Inc.

financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we received the total return on the transferred assets and paid a market rate of return. The transfers of assets in these transactions did not qualify as sales under the applicable accounting literature and were accounted for as secured borrowings. Accordingly, the transferred assets continued to be recognized as trading assets on our balance sheet and the funds received were recorded as liabilities in long-term debt. As of December 31, 2013, we had no trading assets or trading liabilities recorded on our balance sheet as a result of "failed sale" accounting treatment. As of December 31, 2012, we recorded approximately $140 million of trading assets and $147 million of trading liabilities on our balance sheet as a result of "failed sale" accounting treatment for certain transfers of financial assets.
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
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 5, "Securities," and Note 27, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

26. Guarantee Arrangements, Pledged Assets and Collateral

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of December 31, 2013 and 2012. Following the table is a description of the various arrangements.

	December 31, 2013		December 31, 2012
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$545	$180,534	$(76)	$237,548
Financial standby letters of credit, net of participations(2)(3)	—	5,237	—	5,554
Performance (non-financial) guarantees(3)	—	3,172	—	2,878
Liquidity asset purchase agreements(3)	—	2,050	—	2,212
Total	$545	$190,993	$(76)	$248,192

(1)	Includes $34.9 billion and $44.2 billion of notional issued for the benefit of HSBC affiliates at December 31, 2013 and 2012, respectively.

(2)	Includes $865 million and $808 million issued for the benefit of HSBC affiliates at December 31, 2013 and 2012, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$545	$180,534	$(76)	$237,548
Buy-protection credit derivative positions	(505)	186,909	120	247,384
Net position(1)	$40	$(6,375)	$44	$(9,836)

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.2 billion and $3.2 billion, respectively. As of December 31, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.6 billion and $2.9 billion, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $46 million and $46 million at December 31, 2013 and 2012, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $18 million and $19 million at December 31, 2013 and 2012, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of December 31, 2013 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.4	$106,070	$20,917	$126,987
Structured CDS	1.8	20,690	2,508	23,198
Index credit derivatives	3.2	20,272	203	20,475
Total return swaps	11.3	9,361	513	9,874
Subtotal		156,393	24,141	180,534
Standby Letters of Credit(2)	1.2	6,546	1,863	8,409
Total		$162,939	$26,004	$188,943

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Mortgage Loan Repurchase Obligations
Sale of mortgage loans  In the ordinary course of business, we originate and sell mortgage loans and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Historically, these sales have been primarily to government sponsored entities ("GSEs"). With the conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, new agency eligible originations beginning with May 2013 applications are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
We typically first become aware that a GSE or other third party is evaluating a particular loan for repurchase when we receive a request to review the underlying loan file. Generally, the reviews focus on severely delinquent loans to identify alleged fraud, misrepresentation or file documentation issues. Upon completing its review, the GSE or other third party may submit a repurchase demand. Historically, most file requests have not resulted in repurchase demands. After receipt of a repurchase demand, we perform a detailed evaluation of the substance of the request and appeal any claim that we believe is either unsubstantiated or contains errors, leveraging both dedicated internal as well as retained external resources. In some cases, we ultimately are not required to repurchase a loan as we are able to resolve the purported defect. From initial inquiry to ultimate resolution, a typical case is usually resolved within 3 months, however some cases may take as long as 12 months to resolve. Acceptance of a repurchase demand will

HSBC USA Inc.

involve either a) repurchase of the loan at the unpaid principal balance plus accrued interest or b) reimbursement for any realized loss on a liquidated property ("make-whole" payment).
To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $11.9 billion and $15.1 billion at December 31, 2013 and 2012, respectively, including $7.6 billion and $9.6 billion, respectively, of loans sourced from our legacy broker channel.
During the fourth quarter of 2013, we entered into a settlement with FNMA for $83 million, reflected in realized losses in the liability table rollforward below, which settled our liability for substantially all loans sold to FNMA between January 1, 2000 and June 26, 2012. The settlement resulted in a release of $15 million in repurchase reserves previously provided for this exposure. We continue to maintain repurchase reserves for FNMA exposure associated with residual risk not covered by the settlement agreement.
The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage at December 31, 2013, 2012 and 2011:

At December 31,	2013	2012	2011
	(in millions)
Pre- 2004	$12	$7	$5
2004	27	21	13
2005	43	28	24
2006	56	80	56
2007	106	209	146
2008	60	123	98
Post 2008	14	18	68
Total repurchase demands received(1)	$318	$486	$410

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $245 million, $393 million and $300 million at December 31, 2013, 2012 and 2011, respectively.
The following table provides information about outstanding repurchase demands received from GSEs and other third parties at December 31, 2013, 2012 and 2011:

At December 31,	2013	2012	2011
	(in millions)
GSEs	$41	$86	$77
Others	3	3	25
Total(1)	$44	$89	$102

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $26 million, $65 million and $87 million at December 31, 2013, 2012 and 2011, respectively.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans;

•
The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate; and

•	Any settlements reached with our counterparties.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during 2013, 2012 and 2011 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	2013	2012	2011
	(in millions)
Balance at beginning of period	$219	$237	$262
Increase in liability recorded through earnings	21	134	92
Realized losses	(141)	(152)	(117)
Balance at end of period	$99	$219	$237
Our remaining reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels that were sold to the FHLMC. Our mortgage repurchase liability of $99 million at December 31, 2013 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $90 million at December 31, 2013. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2013 and 2012, we have issued $2.1 billion and $2.2 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 25, "Variable Interest Entities," for further information.
Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. Visa used a portion of the IPO proceeds to establish an escrow account to fund future claims arising from those covered litigations. From 2009 to 2011, Visa exercised its rights to sell shares of existing Class B shareholders and deposited the proceeds in order to increase the escrow account. At December 31, 2013 and 2012, there was no liability recorded relating to this litigation.
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

HSBC USA Inc.

Pledged Assets  Pledged assets included in the consolidated balance sheet consisted of the following.

At December 31,	2013	2012
	(in millions)
Interest bearing deposits with banks	$355	$673
Trading assets(1)	1,296	2,346
Securities available-for-sale(2)	21,346	17,236
Securities held-to-maturity	362	456
Loans(3)	3,969	2,142
Other assets(4)	2,904	2,265
Total	$30,232	$25,118

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $10.9 billion and $6.5 billion at December 31, 2013 and 2012, respectively. The fair value of trading assets that can be sold or repledged was $1.3 billion and $2.2 billion at December 31, 2013 and 2012, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $4.2 billion and $5.7 billion at December 31, 2013 and 2012, respectively. This collateral was obtained under security resale agreements. Of this collateral, $2.7 billion and $1.3 billion has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2013 and 2012, respectively.
Lease Obligations  We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $149 million in 2013, $147 million in 2012 and $148 million in 2011.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2014	$148	$(4)	$144
2015	137	(3)	134
2016	115	(2)	113
2017	101	(1)	100
2018	88	—	88
Thereafter	175	(1)	174
Net minimum lease commitments	$764	$(11)	$753
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans beginning in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Activity and Litigation" in Note 28, "Litigation and Regulatory Matters" for additional discussion of related exposure.

HSBC USA Inc.

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
The following table provides information about repurchase agreements and resell agreements that are subject to offset as of December 31, 2013 and 2012:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of December 31, 2013:
Assets:
Securities purchased under agreements to resell	$4,187	2,068	2,119	2,118	—	$1
Liabilities:
Securities sold under repurchase agreements	$14,989	2,068	12,921	12,913	—	$8

As of December 31, 2012:
Assets:
Securities purchased under agreements to resell	$5,736	2,587	3,149	3,146	—	$3
Liabilities:
Securities sold under repurchase agreements	$9,404	2,587	6,817	6,817	—	$—

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

27. Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value that focuses on the exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the "Fair Value Framework"). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the "highest and best use" valuation premise. Amendments to the fair value measurement guidance, which became effective in 2012 clarifies that financial instruments do not have alternative uses and, as such, the fair value of financial instruments should be determined using an "in-exchange" valuation premise. However, the fair value measurement literature provides a valuation

HSBC USA Inc.

exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risks and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We elected to apply the measurement exception to a group of derivative instruments with offsetting credit risks and market risks, which primarily relate to interest rate, foreign currency, debt and equity price risk, and commodity price risk as of the reporting date.
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
For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We estimate the implied probability of default based on the counterparty's credit spread. Where credit default spreads of the counterparty are not available, we use the credit default spread of a specific proxy (e.g. the credit default swap spread of the counterparty's parent). Where specific proxy credit default swaps are not available, we apply a blended approach based on a mixture of proxy credit default swap referencing to credit names of similar credit standing and the historical rating-based probability of default. During 2012, we changed our estimate of credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities to be based on a market-implied probability of default calculation rather than a ratings-based historical counterparty probability of default calculation, consistent with evolving market practices. This change resulted in a reduction to trading revenue of $47 million.
Liquidity risk adjustment - The liquidity risk adjustment (primarily in the form of bid-offer adjustment) reflects the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the position. Valuation models generally produce mid market values. The bid-offer adjustment is made in such a way that results in a measure that reflects the exit price that most represents the fair value of the financial asset or financial liability under consideration or, where applicable, the fair value of the net market risk exposure of a group of financial assets or financial liabilities. These adjustments relate primarily to Level 2 assets.
Model valuation adjustment - Where fair value measurements are determined using an internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error. In addition, the values derived from valuation techniques are affected by the choice of valuation model and model limitation. When different valuation techniques are available, the choice of valuation model can be subjective. Furthermore, the valuation model applied may have measurement limitations. In those cases, an additional valuation adjustment is also applied to mitigate the measurement risk. These adjustments relate primarily to Level 2 assets.
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

HSBC USA Inc.

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
A valuation committee, chaired by the Head of Business Finance of Global Banking and Markets, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The committee is responsible for establishing valuation policies and procedures, approving the internal valuation techniques and models developed by the Quantitative Risk and
Valuation Group ("QRVG"), reviewing and approving valuation adjustments pertaining to, among other things, unobservable inputs, market liquidity, selection of valuation model and counterparty credit risk. Significant valuation risks identified in business activities are corroborated and addressed by the committee members and, where applicable, are escalated to the Chief Financial Officer of HUSI and the Audit Committee of the Board of Directors.
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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2013 and 2012.

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$20,626	$20,626	$961	$19,614	$51
Securities purchased under resale agreements	2,119	2,119	—	2,119	—
Non-derivative trading assets	22,903	22,903	1,344	18,924	2,635
Derivatives	7,569	7,569	26	7,467	76
Securities	56,368	56,405	39,553	16,852	—
Commercial loans, net of allowance for credit losses	48,186	49,897	—	—	49,897
Commercial loans designated under fair value option and held for sale	3	3	—	3	—
Commercial loans held for sale	73	73	—	73	—
Consumer loans, net of allowance for credit losses	18,903	16,051	—	492	15,559
Consumer loans held for sale:
Residential mortgages	91	92	—	36	56
Other consumer	63	63	—	—	63
Financial liabilities:
Short-term financial liabilities	$19,205	$19,205	$—	$19,154	$51
Deposits:
Without fixed maturities	102,584	102,584	—	102,584	—
Fixed maturities	2,284	2,289	—	2,289	—
Deposits designated under fair value option	7,740	7,740	—	5,406	2,334
Non-derivative trading liabilities	4,134	4,134	308	3,826	—
Derivatives	7,348	7,348	5	7,294	49
Long-term debt	15,261	15,729	—	15,729	—
Long-term debt designated under fair value option	7,586	7,586	—	6,686	900

HSBC USA Inc.

December 31, 2012	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$14,719	$14,719	$1,359	$13,279	$81
Securities purchased under resale agreements	3,149	3,149	—	3,149	—
Non-derivative trading assets	25,491	25,491	2,484	20,061	2,946
Derivatives	6,865	6,865	30	6,664	171
Securities	69,336	69,547	43,421	26,126	—
Commercial loans, net of allowance for credit losses	43,833	45,153	—	—	45,153
Commercial loans designated under fair value option and held for sale	465	465	—	465	—
Commercial loans held for sale	16	16	—	16	—
Consumer loans, net of allowance for credit losses	18,778	15,173	—	712	14,461
Consumer loans held for sale:
Residential mortgages	472	485	—	419	66
Other consumer	65	65	—	—	65
Financial liabilities:
Short-term financial liabilities	$15,033	$15,033	$—	$14,952	$81
Deposits:
Without fixed maturities	104,414	104,414	—	104,414	—
Fixed maturities	4,565	4,574	—	4,574	—
Deposits designated under fair value option	8,692	8,692	—	6,056	2,636
Non-derivative trading liabilities	5,974	5,974	207	5,767	—
Derivatives	10,081	10,081	21	9,933	127
Long-term debt	14,465	15,163	—	15,163	—
Long-term debt designated under fair value option	7,280	7,280	—	6,851	429
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2013 and 2012 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans during 2013 is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,344	$178	$—	$1,522	$—	$1,522
Obligations of U.S. States and political subdivisions	—	25	—	25	—	25
Collateralized debt obligations	—	—	254	254	—	254
Asset-backed securities:
Residential mortgages	—	159	—	159	—	159
Student Loans	—	68	—	68	—	68
Corporate and other domestic debt securities	—	—	2,260	2,260	—	2,260
Debt Securities issued by foreign entities:
Corporate	—	495	—	495	—	495
Government	—	6,223	121	6,344	—	6,344
Equity securities	—	25	—	25	—	25
Precious metals trading	—	11,751	—	11,751	—	11,751
Derivatives(2):
Interest rate contracts	81	56,095	1	56,177	—	56,177
Foreign exchange contracts	7	15,291	131	15,429	—	15,429
Equity contracts	—	2,042	160	2,202	—	2,202
Precious metals contracts	182	1,400	1	1,583	—	1,583
Credit contracts	—	4,152	512	4,664	—	4,664
Derivatives netting	—	—	—	—	(72,486)	(72,486)
Total derivatives	270	78,980	805	80,055	(72,486)	7,569
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	39,513	9,439	—	48,952	—	48,952
Obligations of U.S. states and political subdivisions	—	742	—	742	—	742
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	126	—	126	—	126
Home equity	—	227	—	227	—	227
Other	—	94	—	94	—	94
Corporate and other domestic debt securities	—	—	—	—	—	—
Debt Securities issued by foreign entities:
Corporate	—	881	—	881	—	881
Government-backed	40	3,681	—	3,721	—	3,721
Equity securities	—	162	—	162	—	162
Loans(3)	—	3	—	3	—	3
Mortgage servicing rights(4)	—	—	227	227	—	227
Total assets	$41,167	$113,260	$3,667	$158,094	$(72,486)	$85,608
Liabilities:
Deposits in domestic offices(5)	$—	$5,406	$2,334	$7,740	$—	$7,740
Trading liabilities, excluding derivatives	308	3,826	—	4,134	—	4,134
Derivatives(2):
Interest rate contracts	34	56,282	—	56,316	—	56,316
Foreign exchange contracts	16	14,576	36	14,628	—	14,628
Equity contracts	—	1,403	157	1,560	—	1,560
Precious metals contracts	7	847	3	857	—	857
Credit contracts	—	4,398	321	4,719	—	4,719
Derivatives netting	—	—	—	—	(70,732)	(70,732)
Total derivatives	57	77,506	517	78,080	(70,732)	7,348
Long-term debt(6)	—	6,686	900	7,586	—	7,586
Total liabilities	$365	$93,424	$3,751	$97,540	$(70,732)	$26,808

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2012	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,484	$369	$—	$2,853	$—	$2,853
Collateralized debt obligations	—	—	466	466	—	466
Asset-backed securities:
Residential mortgages	—	221	—	221	—	221
Corporate and other domestic debt securities	—	1,035	1,861	2,896	—	2,896
Debt Securities issued by foreign entities:
Corporate	—	468	299	767	—	767
Government	—	5,609	311	5,920	—	5,920
Equity securities	—	27	9	36	—	36
Precious metals trading	—	12,332	—	12,332	—	12,332
Derivatives(2):
Interest rate contracts	98	66,602	8	66,708	—	66,708
Foreign exchange contracts	4	13,825	16	13,845	—	13,845
Equity contracts	—	1,593	166	1,759	—	1,759
Precious metals contracts	135	649	7	791	—	791
Credit contracts	—	5,961	1,168	7,129	—	7,129
Derivatives netting	—	—	—	—	(83,367)	(83,367)
Total derivatives	237	88,630	1,365	90,232	(83,367)	6,865
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	43,379	17,316	—	60,695	—	60,695
Obligations of U.S. states and political subdivisions	—	912	—	912	—	912
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	214	—	214	—	214
Home equity	—	258	—	258	—	258
Other	—	84	—	84	—	84
Corporate and other domestic debt securities	—	26	—	26	—	26
Debt Securities issued by foreign entities:
Corporate	—	831	—	831	—	831
Government-backed	42	4,480	—	4,522	—	4,522
Equity securities	—	173	—	173	—	173
Loans(3)	—	465	—	465	—	465
Mortgage servicing rights(4)	—	—	168	168	—	168
Total assets	$46,142	$133,451	$4,479	$184,072	$(83,367)	$100,705
Liabilities:
Deposits in domestic offices(5)	$—	$6,056	$2,636	$8,692	$—	$8,692
Trading liabilities, excluding derivatives	207	5,767	—	5,974	—	5,974
Derivatives(2):
Interest rate contracts	90	66,258	1	66,349	—	66,349
Foreign exchange contracts	25	13,770	11	13,806	—	13,806
Equity contracts	—	1,244	173	1,417	—	1,417
Precious metals contracts	19	712	7	738	—	738
Credit contracts	—	6,754	597	7,351	—	7,351
Derivatives netting	—	—	—	—	(79,580)	(79,580)
Total derivatives	134	88,738	789	89,661	(79,580)	10,081
Long-term debt(6)	—	6,851	429	7,280	—	7,280
Total liabilities	$341	$107,412	$3,854	$111,607	$(79,580)	$32,027

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $6.0 billion and $5.4 billion and trading derivative liabilities of $6.7 billion and $8.7 billion as of December 31, 2013 and 2012, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

HSBC USA Inc.

(3)	Includes leveraged acquisition finance loans held for sale which we have elected to apply the fair value option. See Note 8, "Loans Held for Sale," for further information.

(4)	See Note 10, "Intangible Assets," for additional information.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.
Transfers between leveling categories are recognized at the end of each reporting period.
Transfers between Levels 1 and 2  There were no transfers between Levels 1 and 2 during 2013 and 2012.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during year ended December 31, 2013 and 2012. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$154	$—	$237	$—	$(603)	$—	$—	$254	$151
Corporate and other domestic debt securities	1,861	29	—	792	—	(422)	—	—	2,260	29
Corporate debt securities issued by foreign entities	299	(10)	—	—	—	(238)	—	(51)	—	—
Government debt securities issued by foreign entities	311	21	—	—	—	(211)	—	—	121	2
Equity securities	9	(5)	—	—	—	(4)	—	—	—	(5)
Derivatives, net(2):
Interest rate contracts	7	—	(6)	—	—	—	—	—	1	(7)
Foreign exchange contracts	5	1	—	—	—	105	(16)	—	95	100
Equity contracts	(7)	85	—	—	—	(67)	16	(24)	3	9
Precious metals contracts	—	(2)	—	—	—	—	—	—	(2)	(2)
Credit contracts	571	(215)	—	—	—	(119)	(45)	(1)	191	(369)
Mortgage servicing rights(4)	168	—	48	—	—	11	—	—	227	48
Total assets	$3,690	$58	$42	$1,029	$—	$(1,548)	$(45)	$(76)	$3,150	$(44)
Liabilities:
Deposits in domestic offices	$(2,636)	$301	$—	$—	$(601)	$391	$(305)	$516	(2,334)	$(24)
Long-term debt	(429)	(278)	—	—	(606)	225	(38)	226	(900)	(183)
Total liabilities	$(3,065)	$23	$—	$—	$(1,207)	$616	$(343)	$742	$(3,234)	$(207)

HSBC USA Inc.

	Jan. 1, 2012	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$130	$—	$70	$—	$(477)	$40	$—	$466	$51
Corporate and other domestic debt securities	1,679	46	—	426	—	(290)	—	—	1,861	27
Corporate debt securities issued by foreign entities	253	46	—	—	—	—	—	—	299	46
Government debt securities issued by foreign entities	—	65		388		(142)			311	61
Equity securities	13	(1)	—	—	—	(3)	—	—	9	(1)
Derivatives, net(2):
Interest rate contracts	9	—	(2)	—	—	—	—	—	7	(2)
Foreign exchange contracts	(1)	(34)	—	—	(6)	15	(2)	33	5	5
Equity contracts	(83)	116	—	—	—	(41)	(1)	2	(7)	45
Precious metals contracts	—	—	—	—	—	—	—	—	—	—
Credit contracts	1,353	(698)	—	—	—	(72)	(12)	—	571	(926)
Loans(3)	11	—	1	—	—	(12)	—	—	—	—
Mortgage servicing rights(4)	220	—	(76)	—	24	—	—	—	168	(76)
Total assets	$4,157	$(330)	$(77)	$884	$18	$(1,022)	$25	$35	$3,690	$(770)
Liabilities:
Deposits in domestic offices	$(2,867)	$(123)	$—	$—	$(806)	$346	$(34)	$848	(2,636)	$(77)
Long-term debt	(86)	(13)	—	—	(424)	38	(7)	63	(429)	(15)
Total liabilities	$(2,953)	$(136)	$—	$—	$(1,230)	$384	$(41)	$911	$(3,065)	$(92)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $805 million and derivative liabilities of $517 million as of December 31, 2013 and derivative assets of $1,365 million and derivative liabilities of $789 million as of December 31, 2012.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 10, "Intangible Assets," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of December 31, 2013 and 2012.

December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	254	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	5% - 7%
			Loss severity rates	90% -100%
Corporate and other domestic debt securities	2,260	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	121	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	36% - 63%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	10% - 99%
Foreign exchange derivative contracts(1)	95	Option pricing model	Implied volatility of currency pairs	11% - 16%
Equity derivative contracts(1)	3	Option pricing model	Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Credit derivative contracts	191	Option pricing model	Correlation of defaults of a portfolio of reference credit names	46% - 54%
			Issuer by issuer correlation of defaults	83% - 95%
Mortgage servicing rights	227	Option adjusted discounted cash flows	Constant prepayment rates	5% - 22%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,334)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Long-term debt (structured notes) (1)(2)	(900)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%

HSBC USA Inc.

December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	466	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 6%
			Conditional default rates	4% - 14%
			Loss severity rates	50% - 100%
Corporate and other domestic debt securities	1,861	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	610	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	29%
Equity securities (investments in hedge funds)	9	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	30% - 100%
Interest rate derivative contracts	7	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	8% - 100%
Foreign exchange derivative contracts(1)	5	Option pricing model	Implied volatility of currency pairs	2% - 21%
Equity derivative contracts(1)	(7)	Option pricing model	Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Credit derivative contracts	571	Option pricing model	Correlation of defaults of a portfolio of reference credit names	32% - 45%
			Industry by industry correlation of defaults	44% - 67%
Mortgage servicing rights	168	Option adjusted discounted cash flows	Constant prepayment rates	9% - 45%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,636)	Option adjusted discounted cash flows	Implied volatility of currency pairs	2% - 21%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%
Long-term debt (structured notes) (1)(2)	(429)	Option adjusted discounted cash flows	Implied volatility of currency pairs	2% - 21%
			Equity / Equity Index volatility	6% - 104%
			Equity / Equity and Equity / Index correlation	56% - 64%

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

HSBC USA Inc.

▪
Loss Severity Rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of December 31, 2013 is about 1.8 times that of CLOs.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 11 percent and 16 percent while the implied volatility for equity/equity or equity/equity index is between 6 percent and 69 percent, respectively at December 31, 2013. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 10 percent and 5 percent, respectively at December 31, 2013.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 50 percent and 58 percent at December 31, 2013.

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
Significant Transfers Into and Out of Level 3 Measurements During 2013, we transferred $45 million of credit derivatives from Level 2 to Level 3 as result of including specific fair value adjustments related to certain credit default swaps. During 2013, we transferred $516 million of deposits in domestic offices and $226 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during 2013, we transferred $305 million of deposits in domestic offices and $38 million of long-term debt, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During 2012, we transferred $848 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage loans classified as held for sale reported at the lower of amortized cost or fair value, (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill that was written down to its implied fair value. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of December 31, 2013 and 2012. The gains (losses) during 2013 and 2012 are also included.

	Non-Recurring Fair Value Measurements as of December 31, 2013				Total Gains (Losses) For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$9	$56	$65	$4
Impaired commercial loans(2)	—	—	108	108	26
Consumer loans(3)	—	492	—	492	(90)
Real estate owned(4)	20	—	—	20	—
Commercial loan held for sale(5)	—	55	—	55	(1)
Goodwill(6)	—	—	—	—	(616)
Total assets at fair value on a non-recurring basis	$20	$556	$164	$740	$(677)

	Non-Recurring Fair Value Measurements as of December 31, 2012				Total Gains (Losses) For the Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$10	$67	$77	$(6)
Impaired commercial loans(2)	—	—	155	155	(31)
Consumer loans(3)	—	712	—	712	(114)
Real estate owned(4)	24	—	—	24	3
Total assets at fair value on a non-recurring basis	$24	$722	$222	$968	$(148)

(1)
As of December 31, 2013 and 2012, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(3)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(4)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(5)	Represents a project finance syndicated loan held for sale whose fair value was below cost as of December 31, 2013.

(6)	During the fourth quarter of 2013, goodwill with a carrying amount of $616 million allocated to our Global Banking & Markets business was written down to its implied fair value of $0 million.

HSBC USA Inc.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of December 31, 2013 and 2012.

As of December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$56	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired commercial loans	108	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 66%

As of December 31, 2012
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$67	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired commercial loans	155	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 79%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 59 percent at December 31, 2013. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 23 percent at December 31, 2013. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Loans - Except for leveraged loans, we do not record loans at fair value on a recurring basis. From time to time, we record impairments to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity.

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

•
Leveraged Loans – We record leveraged / syndicated loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the leveraged loans and revolvers. In validating the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market

HSBC USA Inc.

conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $46 million and $46 million at December 31, 2013 and 2012, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of December 31, 2013:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$91	$—	$91
	Residential mortgages - Subprime	63	—	63
	Student loans	68	—	68
	Total AAA -A	222	—	222
BBB -B	Collateralized debt obligations	—	254	254
CCC-Unrated	Residential mortgages - Subprime	5	—	5
		$227	$254	$481
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$126	$—	$126
	Home equity - Alt A	98	—	98
	Total AAA -A	224	—	224
BBB -B	Other - Alt A	94	—	94
	Total BBB -B	94	—	94
CCC -Unrated	Residential mortgages - Alt A	1	—	1
	Home equity - Alt A	129	—	129
	Total CCC -Unrated	130	—	130
		$448	$—	$448

(1)
We utilize Standard & Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

•
Other domestic debt and foreign debt securities (corporate and government) - For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread ("OAS") model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

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

HSBC USA Inc.

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

•	Foreign Exchange ("FX") Derivatives – FX transactions use spot and forward FX rates which are quoted in the broker market.

•	Equity Derivatives – Use listed equity security pricing and implied volatilities from equity traded options position.

•	Precious Metal Derivative – Use spot and forward metal rates which are quoted in the broker market.
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
We estimate the counterparty credit risk for financial assets and own credit standing for financial liabilities (the "credit risk adjustments") in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting arrangements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spreads of the counterparty. Where credit default spread of the counterparty is not available, we use the credit default spread of specific proxy (e.g., the CDS spread of the parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swap referencing to credit names of similar credit standing and the historical rating-based probability of default.
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
Structured notes – Structured notes are hybrid instruments containing embedded derivatives. Structured notes are elected to be measured at fair value in their entirety under fair value option accounting principles. The valuation of hybrid instruments is predominantly driven by the derivative features embedded within the instruments. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option.
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
Deposits – For fair value disclosure purposes, the carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to generally approximate fair

HSBC USA Inc.

value. For deposits with stated maturities, including structured deposits, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

28. Litigation and Regulatory Matters

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
For the litigation and governmental and regulatory matters disclosed below as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $1.4 billion. The litigation and governmental and regulatory matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.
Litigation
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("MasterCard"), have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations were filed across the country against Visa, MasterCard and other banks, and various individual actions also were brought by merchants against Visa and MasterCard. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York as In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. ("MDL 1720"). On February 7, 2011, MasterCard, Visa, the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the "Sharing Agreements") that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The district court granted final approval of the class settlement on December 13, 2013. Certain objecting merchants have filed notices of appeal to the Court of Appeals for the Second Circuit. On January 14, 2014, the district court entered the Class Settlement Order and final judgment dismissing the class action. We have deposited our portions of the class settlement amount and individual merchants' settlements into escrow accounts pursuant to the Sharing Agreements.
Numerous merchants objected and/or opted out of the settlement during the exclusion period. We anticipate that most of the larger merchants who opted out of the settlement will initiate separate actions seeking to recover damages. To date, opt-out merchants have filed 27 opt-out suits in either state or federal court, including one, Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A), that names certain HSBC entities as defendants. Pursuant to the MDL 1720 Sharing Agreements,

HSBC USA Inc.

certain HSBC entities are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed on December 16, 2013 against HSBC Bank USA, HSBC North America, HSBC Finance, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants’ conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transactions, not merchants, and that card holders were therefore injured by the alleged anticompetitive conduct. In January 2014, the Judicial Panel on Multidistrict Litigation denied the Salveson defendants’ request that the action be transferred to the district court for consolidation with the MDL 1720 proceedings.
Checking Account Overdraft Litigation Beginning in March 2011 and continuing until February 2013, a number of putative class actions were filed in state and federal courts on behalf of HSBC Bank USA customers who allegedly incurred overdraft fees due to the posting order of debit card transactions. The original state court action, Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11) (the "State Action") was brought in New York State Court on behalf of a putative New York class of customers. Our motion to dismiss the complaint was granted in part with leave to amend. Thereafter, plaintiffs in the State Action (the "Levin Plaintiffs") retained new attorneys and filed a new action in federal court (discussed below), and the Levin Plaintiffs' former counsel amended the complaint in the State Action and substituted a new plaintiff, Derek Jura. In August 2013, the state court granted Jura's motion to discontinue his claims without prejudice, but the claims of the Levin Plaintiffs remain.
In addition to the State Action, three purported class actions were filed in federal court, which after certain motions were filed and heard, were centralized by order of the Judicial Panel on Multidistrict Litigation on June 5, 2013 into the case captioned: HSBC Overdraft MDL in the Eastern District of New York. Interim class counsel filed their consolidated complaint on September 30, 2013, and on November 1, 2013, HSBC Bank USA filed a motion to dismiss.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Following the denial of defendants' motion to dismiss, plaintiffs filed an answer on October 23, 2013. This action is at an early stage.
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
Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliate, HSBC Insurance (USA) Inc., received subpoenas from the New York Department of Financial Services (the "NYDFS") with respect to lender-placed insurance activities dating back to September 2005. We have and will provide documentation and information to the NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand to HSBC Mortgage Corporation (USA) seeking information about lender-placed insurance activities, and we continue to be engaged with the Massachusetts Attorney General regarding this matter.
Several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against HSBC USA and certain of our subsidiaries: Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074); West, et al. v. HSBC Mortgage Corporation (USA), et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185); Hoover, et al. v. HSBC Bank USA, N.A., et al. (N.D.N.Y. 13-CV-00149); Lopez v. HSBC Bank USA, N.A., et al. (S.D. Fla 13-CV-21104); Ross F. Gilmour v. HSBC Bank USA, N.A., et al. (S.D.N.Y. Case No. 1:13-CV-05896-ALC); and Blackburn v. HSBC Finance Corp., et al. (N.D. Ga. 13-CV-03714-ODE). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure. The various HSBC defendants filed motions to dismiss the complaints in the Montanez, Lopez, Weller and Hoover matters. The court denied the motion to dismiss in the Lopez matter and we await the court’s ruling on the other motions. In addition, in Montanez, plaintiffs filed a motion for multi-district litigation treatment to consolidate the action with Lopez, which was denied on July 25, 2013.

HSBC USA Inc.

Private Mortgage Insurance Matters Private Mortgage Insurance ("PMI") is insurance required to be obtained by home purchasers who provide a down payment less than a certain percentage threshold of the purchase price, typically 20 percent. The insurance generally protects the lender against a default on the loan. In January 2013, a putative class action related to PMI was filed against various HSBC U.S. entities, including HSBC USA and certain of our subsidiaries captioned Ba v. HSBC Bank USA, N.A., et al (E.D. Pa. No. 2:13-cv-00072PD). This action relates primarily to industry-wide practices and includes allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, self-dealing, insufficient disclosures and improper fees. Following the court’s denial of the defendants’ motion to dismiss, the U.S. HSBC entities answered the complaint on August 15, 2013. Discovery is ongoing.
People of the State of New York v. HSBC Bank USA, National Association and HSBC Mortgage Corporation (USA) On June 3, 2013, the New York Attorney General ("AG") commenced a special proceeding against HSBC Bank USA and HSBC Mortgage Corporation ("HSBC Mortgage"), alleging that HSBC Bank USA and HSBC Mortgage repeatedly violated Executive Law 63(12). Specifically, the AG claims that HSBC Mortgage has an obligation to file a Request for Judicial Intervention ("RJI") at the same time that it files proof of service in a foreclosure action. The filing of an RJI triggers the scheduling of a mandatory settlement conference. According to the AG, the failure to file the RJI causes a significant delay in mandatory settlement conferences being scheduled, during which time the AG alleges additional penalties, fees and interest accrue to the borrower. The AG seeks both a change in HSBC Mortgage's practices and damages for individual homeowners. HSBC Mortgage believes it has a number of factual and legal defenses available to the AG's claims. On August 20, 2013, HSBC Mortgage filed an answer and a motion for summary judgment to dismiss the AG's Petition. A hearing was held on the motion on October 17, 2013 and the parties now await the court's decision.
Credit Default Swap Litigation In July 2013 HSBC Bank USA, HSBC and HSBC Bank plc were named as defendants, among others, in numerous putative class actions filed in federal courts located in New York and Chicago. These class actions allege that the defendants, which include the International Swaps and Derivatives Association, Inc., Markit Group Ltd. and several financial institutions, conspired to restrain trade in violation of the federal anti-trust laws by, among other things, restricting access to credit default swap pricing exchanges and blocking new entrants into the exchange market, with the purpose and effect of artificially inflating the bid/ask spread paid to buy and sell credit default swaps in the United States. The plaintiffs in these suits purport to represent a class of all persons who purchased credit default swaps from or sold credit default swaps to defendants primarily in the United States. On October 16, 2013, the Judicial Panel on Multi-district Litigation ordered that all cases be consolidated in the Southern District of New York as In re Credit Default Swaps Antitrust Litigation, MDL No. 2476. In December 2013, the district court issued an order selecting Lead Interim Class Counsel and setting a schedule for the filing of an amended, consolidated complaint and motions to dismiss that complaint. The amended, consolidated complaint was filed on January 31, 2014 and names HSBC Bank USA and HSBC Bank plc, but not HSBC, as defendants, among others. This action is at a very early stage.
Foreign Exchange (“FX”) Litigation Since December 2013 HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA have been named as defendants, among others, in several putative class actions filed in the U.S. District Court for the Southern District of New York. These class actions allege, among other things, that the defendants conspired to restrain trade in violation of the federal anti-trust laws by, among other things, manipulating the WM/Reuters foreign currency rates, thereby injuring plaintiffs and others by forcing them to pay artificial and non-competitive prices for products based off those foreign currency rates. In February 2014, the district court judge appointed interim lead class counsel and ordered the plaintiffs to file a consolidated amended complaint. These actions are at a very early stage.
Madoff Litigation  In December 2008, Bernard L. Madoff ("Madoff") was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. Certain suits (which include U.S. putative class actions) allege that the HSBC defendants knew or should have known of Madoff's fraud and breached various duties to the funds and fund investors.
The U.S. District Court for the Southern District of New York dismissed all claims against the HSBC defendants on forum non conveniens grounds and in one of the actions involving claims of investors in Thema International Fund plc also declined to consider preliminary approval of a proposed settlement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed agreement, HSBC Bank USA). On September 16, 2013, the Court of Appeals affirmed the district court’s dismissal and on October 1, 2013 the Thema plaintiff filed a petition to have the appeal reheard by the Court of Appeals en banc. The Court of Appeals has postponed its decision on the petition until after the United States Supreme Court decides Chadbourne & Park LLP v. Troice, No. 12-179.

HSBC USA Inc.

 In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The Madoff Securities trustee filed a suit in the U.S. captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, seeking $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. In July 2011, the district court dismissed the trustee's various common law claims on the grounds that the trustee lacked standing to assert them. On June 20, 2013, the Court of Appeals affirmed the decision of the district court. On October 9, 2013, the trustee filed a petition for a writ of certiorari seeking leave for a further appeal to the United States Supreme Court. The HSBC defendants’ filed their response to the petition for a writ of certiorari on December 9, 2013. On January 13, 2014, the Supreme Court invited the Solicitor General to file a brief in the case expressing the views of the United States.
The district court returned the trustee's bankruptcy claims to the bankruptcy court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. HSBC acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. The district court has granted the HSBC defendants' withdrawal motions as to certain issues, and briefing and oral arguments on the merits of the withdrawn issues are now complete. Decisions with respect to other issues remain pending and are expected in 2014. The HSBC defendants’ responses to the remaining bankruptcy law claims are currently due in the bankruptcy court in April, 2014.
The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff's fraud. HSBC has not been served with the trustee's English action.
Between October 2009 and April 2012, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited ("Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, and an action captioned Fairfield Sentry Ltd. et al. v. ABN AMRO Schweiz AG et al. (Bankr. S.D.N.Y. No. 10-03636), naming beneficial owners of accounts held in the name of Citco Global Custody (NA) NV, which include HSBC Private Bank, a division of HSBC Bank USA, as nominal owner of those accounts for its customers, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff's fraud. Some of these actions also seek recovery of the share redemptions under British Virgin Islands insolvency law. The U.S. actions are currently stayed in the bankruptcy court pending developments in related appellate litigation in the British Virgin Islands.
HSBC Bank USA was also a defendant in an action filed in July 2011, captioned Wailea Partners, LP v. HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544), arising from derivatives transactions between Wailea Partners, LP and HSBC Bank USA that were linked to the performance of a fund that placed its assets with Madoff Securities pursuant to a specified investment strategy. The plaintiff alleged, among other things, that the derivatives transactions should be rescinded because HSBC Bank USA knew or should have known that the fund's assets would not be invested as contemplated and that HSBC Bank USA marketed, sold and entered into the derivatives transactions on the basis of materially misleading statements and omissions in violation of California law. In December 2011, the district court granted HSBC Bank USA's motion to dismiss the complaint with prejudice, and the plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, where the action is captioned Wailea Partners, LP v. HSBC Bank USA, N.A., (9th Cir., No. 11-18041). Briefing on that appeal was completed in May 2012, and oral argument was held on January 15, 2014.
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
Federal Home Loan Mortgage Corporation v. Bank of America, et al. On March 14, 2013, the Federal Home Loan Mortgage Corporation ("Freddie Mac"), filed a lawsuit in the U.S. District Court for the Eastern District of Virginia naming as defendants HSBC Bank USA and other panel USD LIBOR panel banks, as well as the British Bankers' Association. The lawsuit alleges improper practices in connection with the setting of USD LIBOR, and claims violation of the Sherman Act, breach of contract, and fraud arising out of various swap agreements entered into by Freddie Mac with the USD LIBOR panel banks, including HSBC

HSBC USA Inc.

Bank USA. In May 2013 the lawsuit was transferred to the USD LIBOR Litigation Multi-District Proceeding pending before Judge Buchwald in the Southern District of New York where it will be subject to a stay imposed by that court. The lawsuit is at an early stage, and does not allege specific damages as to HSBC Bank USA.
Mortgage Securitization Activity and Litigation  In addition to the repurchase risk described in Note 26, "Guarantee Arrangements and Pledged Assets," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $6.5 billion and $7.4 billion at December 31, 2013 and 2012, respectively.
Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the industry's residential mortgage foreclosure issues continue, HSBC Bank USA has taken title to a number of foreclosed homes as trustee on behalf of various securitization trusts. As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various violations of law, including laws regarding property upkeep and tenants' rights. While we believe and continue to maintain that the obligations at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of "HSBC, as trustee."
HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities ("RMBS") offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the "FHFA"), acting in its capacity as conservator for the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation ("HASCO") and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. We expect to allocate any potential judgment or other potential payment in connection with this matter among the various HSBC entities with potential exposure. The aggregate unpaid principal balance of the securities was approximately $1.6 billion at December 31, 2013. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal and state securities laws in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. These actions were transferred to a single judge, who directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. In May 2012, the district court filed its decision denying the motion to dismiss FHFA's securities law claims and granting the motion to dismiss FHFA's negligent misrepresentation claims. The district court's ruling formed the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. On April 5, 2013, the Second Circuit Court of Appeals affirmed the ruling of the district court. In January 2013, the FHFA parties met with the Magistrate Judge to discuss how to structure mediation. Since that time, a number of the FHFA defendants have resolved their lawsuits.
Discovery in the HSBC entities' case continues. Factual discovery closed in December 2013. Expert discovery is scheduled to continue through the end of July 2014, with the summary judgment motion scheduled to be fully briefed by the end of July 2014. The court has set September 29, 2014 as the trial date for HSBC’s case. These dates are subject to change by the court.
In January 2012, Deutsche Zentral-Genossenschaftsbank ("DZ Bank") filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI in connection with DZ Bank's alleged purchase of $122.4 million in RMBS from the HSBC defendants. In February 2012, HSH Nordbank AG ("HSH") filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC, HSBC North America, HSBC USA, HSBC Bank USA, HMUS, HASCO, and two Blaylock entities alleging HSH purchases of $41.3 million in RMBS from the HSBC and Blaylock defendants. In May 2012, HSBC removed both the DZ Bank and HSH cases to the U.S. District Court for the Southern District of New York. The cases were consolidated in an action captioned Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc., et al (S.D.N.Y. No. 12-CV-4025) following removal. In September 2012, DZ Bank and HSH filed a consolidated complaint against all defendants named in their prior summonses other than HSBC. The claims against the U.S. HSBC entities are for (i) fraud; (ii) fraudulent concealment; (iii) negligent misrepresentation; (iv) aiding and abetting fraud; and (v) rescission. In December 2013, the court granted defendants’ motion to dismiss the case. DZ Bank has filed a notice of appeal.

HSBC USA Inc.

In December 2012, Bayerische Landesbank ("BL") filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC, HSBC North America, HMUS, HSBC Bank USA, HASCO and HSI. In May 2013 BL served the HSBC entities with a complaint alleging that BL purchased $75 million in RMBS from the defendants and has sustained unspecified damages as a result of material misrepresentations and omissions regarding certain characteristics of the mortgage loans backing the securities. The claims against the HSBC entities are for (i) fraud; (ii) fraudulent concealment; (iii) negligent misrepresentation; (iv) aiding and abetting fraud; and (v) rescission. This action is at an early stage.
In December 2013, Commerzbank AG London Branch filed a summons with notice in New York County Supreme Court, State of New York, alleging fraud in connection with the sale of RMBS against a number of financial institutions, including HSI, HASCO, HMUS and HSBC. This action is at a very early stage.
In November 2013, Deutsche Bank National Trust Company ("DBNTC"), as Trustee of HASCO 2007-NC1, served a complaint that followed a summons with notice previously filed in New York County Supreme Court, State of New York, naming HSBC Bank USA as the sole defendant. The complaint alleges that DBNTC brought the action at the direction of certificateholders of the Trust, seeking specific performance and/or damages of at least $508 million arising out of the alleged breach of various representations and warranties made by HSBC Bank USA in the applicable pooling and servicing agreement regarding certain characteristics of the mortgage loans contained in the Trust. HSBC Bank USA filed a motion to dismiss. This action is at a very early stage.
In December 2010 and February 2011, HSBC Bank USA received subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. We have also had preliminary contacts with other governmental authorities exploring the role of trustees in private-label RMBS transactions. In February 2011, we also received a subpoena from the U.S. Department of Justice (U.S. Attorney's Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York. In January 2012, our affiliate, HSI, was served with a Civil Investigative Demand by the Massachusetts State Attorney General seeking documents, information and testimony related to the sale of RMBS to public and private customers in the State of Massachusetts from January 2005 to the present.
We expect these types of claims to continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
Governmental and Regulatory Matters
Foreclosure Practices  In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order") and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America, entered into a similar consent order with the Federal Reserve Board ("FRB") (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the OCC and the FRB to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required.
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and has been replaced by a broader framework under which we and twelve other participating servicers are, in the aggregate, providing in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2013, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Bank USA and HSBC Finance, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review.

HSBC USA Inc.

The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. Pursuant to the IFR Settlement Agreement with the OCC, however, the OCC has agreed that it will not assess civil money penalties or initiate any further enforcement action with respect to past mortgage servicing and foreclosure-related practices addressed in the Servicing Consent Orders, provided the terms of the IFR Settlement Agreement are fulfilled. The OCC's agreement not to assess civil money penalties is further conditioned on HSBC North America making payments or providing borrower assistance pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans within two years. The FRB has agreed that any assessment of civil money penalties by the FRB will reflect a number of adjustments, including amounts expended in consumer relief and payments made pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans. In addition, the IFR Settlement Agreements do not preclude future private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers. HSBC Bank USA, together with our affiliate HSBC Finance, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $38 million in the fourth quarter of 2011 (which was reduced by $6 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Investigations.  In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our indirect parent, HSBC North America, entered into a consent cease and desist order with the FRB (together, the "AML/BSA Consent Orders"). These actions require improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to Bank Secrecy Act and Anti-Money Laundering ("AML") compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders to achieve compliance, and ensure that effective policies and procedures are maintained.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and United Kingdom government agencies regarding past inadequate compliance with AML/BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the FRB, the OCC and the U.S. Department of Treasury's Financial Crimes Enforcement Network ("FinCEN") in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and historical transactions involving parties subject to OFAC economic sanctions. As part of the resolution, HSBC and HSBC Bank USA entered into a five-year deferred prosecution agreement with the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and HSBC entered into a two-year deferred prosecution agreement with the New York County District Attorney ("DANY DPA"), and HSBC consented to a cease and desist order and a monetary penalty order with the FRB. In addition, HSBC Bank USA entered into a monetary penalty consent order with FinCEN and a separate monetary penalty order with the OCC. HSBC also entered into an undertaking with the U.K. Financial Services Authority, now a Financial Conduct Authority ("FCA") Direction, to comply with certain forward-looking obligations with respect to AML and sanctions requirements over a five-year term.
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who also will be, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael Cherkasky was selected as the independent monitor and his monitorship is proceeding as anticipated and consistent with the timelines and requirements set forth in the relevant agreements. In July 2013, the United States District Court for the Eastern District of New York entered an order approving the U.S. DPA pursuant to the court's supervisory power and granting the parties' application to place the case in abeyance for five years. The court will maintain supervisory power over the implementation of the U.S. DPA while the case is in abeyance.

HSBC USA Inc.

If HSBC and HSBC Bank USA fulfill all of the requirements imposed by the U.S. DPA, the U.S. Department of Justice's charges against those entities will be dismissed at the end of the five-year period of that agreement. Similarly, if HSBC fulfills all of the requirements imposed by the DANY DPA, DANY's charges against it will be dismissed at the end of the two-year period of that agreement. The U.S. Department of Justice may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the U.S. DPA if HSBC or HSBC Bank USA breaches the terms of the US DPA, and DANY may prosecute HSBC in relation to the matters which are the subject of the DANY DPA if HSBC violates the terms of the DANY DPA.
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
The settlement with the U.S. and U.K. government agencies does not preclude private litigation relating to, among other things, the HSBC Group's compliance with applicable AML/BSA and sanctions laws or other regulatory or law enforcement action for AML/BSA or sanctions matters not covered by the various agreements.
Our affiliate, HSI, continues to cooperate in a review of its AML/BSA compliance program by the Financial Industry Regulatory Authority and a similar examination by the SEC, both of which were initiated in the third quarter of 2012.
Other Regulatory and Law Enforcement Investigations.  We continue to cooperate in ongoing investigations by the U.S. Department of Justice and the IRS regarding whether certain HSBC Group companies and employees acted appropriately in relation to certain customers who had U.S. tax reporting requirements.
In April 2011, HSBC Bank USA received a "John Doe" summons from the Internal Revenue Service (the "IRS") directing us to produce records with respect to U.S.-based clients of an HSBC Group company in India. We have cooperated fully by providing responsive documents in our possession in the U.S. to the IRS.
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
In July 2013, HSBC and certain of its affiliates, including HSBC Bank USA, received a Statement of Objections from the European Commission relating to its ongoing investigation of alleged anti-competitive activity by a number of market participants in the credit derivatives market between 2006 and 2009. The Statement of Objections sets out the European Commission's preliminary views and does not prejudge the final outcome of its investigation. HSBC responded to the Statement of Objections. Based on the facts currently known, it is not practicable at this time for us to predict the resolution of the European Commission's investigation, including the timing or impact on HSBC or us.
HSBC and certain of its affiliates, including HSBC Bank USA, along with a number of other firms, are being investigated by several law enforcement and/or regulatory agencies in various countries in relation to trading on the foreign exchange market. HSBC is cooperating with the investigations which all are at an early stage.
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

HSBC USA Inc.

29. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheet At December 31,	2013	2012
	(in millions)
Assets:
Cash and due from banks…………………………….……….………………………..	$8	$—
Trading assets	573	985
Securities available-for-sale	504	612
Securities held-to-maturity (fair value of $4 million and $8 million at December 31, 2013 and 2012, respectively)	4	8
Loans	23	28
Receivables from subsidiaries	11,230	14,245
Receivables from other HSBC affiliates	5,304	5,107
Investment in subsidiaries:
Banking	18,279	18,892
Other	23	23
Goodwill	—	510
Other assets	320	542
Total assets	$36,268	$40,952
Liabilities:
Interest, taxes and other liabilities	$201	$100
Payables due to subsidiaries	4	2,672
Payables due to other HSBC affiliates	171	956
Short-term borrowings	3,379	5,022
Long-term debt(1)	11,488	9,802
Long-term debt due to subsidiary and other HSBC affiliates(1)	4,561	4,564
Total liabilities	19,804	23,116
Shareholders’ equity	16,464	17,836
Total liabilities and shareholders’ equity	$36,268	$40,952

(1)
Contractual scheduled maturities for the debt over the next five years are as follows: 2014 – $2.9 billion; 2015 – $4.3 billion; 2016 – $1.5 billion; 2017 – $1.3 billion; 2018 – $3.0 billion; and thereafter – $3.0 billion.

HSBC USA Inc.

Statement of Income (Loss) Year Ended December 31,	2013	2012	2011
	(in millions)
Income:
Dividends from banking subsidiaries	$—	$—	$1
Dividends from other subsidiaries	1	57	2
Interest from subsidiaries	67	67	67
Interest from other HSBC affiliates	95	27	17
Other interest income	22	19	19
Other securities gains, net	—	21	—
Other income from subsidiaries	276	(290)	(131)
Other income from other HSBC Affiliates	543	472	(18)
Other income	(799)	(155)	312
Total income	205	218	269
Expenses:
Interest to subsidiaries	45	69	70
Interest to other HSBC Affiliates	59	65	48
Other interest expense	231	198	224
Provision for credit losses	—	—	(1)
Goodwill impairment	510	—	—
Other expenses with other HSBC Affiliates	—	19	12
Other expenses	124	8	2
Total expenses	969	359	355
Loss before taxes and equity in undistributed income of subsidiaries	(764)	(141)	(86)
Income tax benefit	101	47	62
Loss before equity in undistributed income of subsidiaries	(663)	(94)	(24)
Equity in undistributed income (loss) of subsidiaries	325	(951)	1,042
Net income (loss)	$(338)	$(1,045)	$1,018

Statement of Comprehensive Income (Loss) Year Ended December 31,	2013	2012	2011
	(in millions)
Net income (loss)	$(338)	$(1,045)	$1,018
Net changes in unrealized gains (losses). net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	(1,010)	109	786
Other-than-temporary impaired debt securities available-for-sale	—	—	1
Other-than-temporary impaired securities held-to-maturity	7	—	11
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of a variable interest entity	—	—	142
Derivatives designated as cash flow hedges	118	28	(142)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	8	6	(3)
Other comprehensive income (loss), net of tax	(877)	143	795
Comprehensive income (loss)	$(1,215)	$(902)	$1,813

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(338)	$(1,045)	$1,018
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37	1	14
Net change in other assets and liabilities	2,087	(3,177)	(997)
Undistributed loss (gain) of subsidiaries	(325)	951	(1,042)
Net change in trading assets and liabilities	362	(321)	(72)
Other, net	(16)	58	(27)
Net cash provided by (used in) operating activities	1,807	(3,533)	(1,106)
Cash flows from investing activities:
Purchases of securities	(139)	(342)	—
Sales and maturities of securities	208	14	21
Net change in loans	5	5	10
Net change in investments in and advances to subsidiaries	(1,666)	(918)	(886)
Other, net	—	1	—
Net cash used in investing activities	(1,592)	(1,240)	(855)
Cash flows from financing activities:
Net change in short-term borrowings	(1,643)	186	1,809
Issuance of long-term debt, net of issuance costs	4,401	7,209	5,646
Repayment of long-term debt	(2,875)	(2,858)	(5,450)
Dividends paid	(73)	(73)	(73)
Capital contributions from parent	—	312	—
Additions (reductions) of capital surplus	(17)	(3)	29
Net cash provided by financing activities	(207)	4,773	1,961
Net change in cash and due from banks	8	—	—
Cash and due from banks at beginning of year	—	—	—
Cash and due from banks at end of year	$8	$—	$—
Cash paid for:
Interest	$321	$317	$338
HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 24, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information.

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$526	$492	$518	$505	$526	$510	$535	$587
Provision for credit losses	51	54	67	21	120	84	89	—
Net interest income after provision for credit losses	475	438	451	484	406	426	446	587
Other revenues	267	432	566	592	303	408	879	383
Operating expenses	1,540	855	788	789	681	1,628	1,567	872
Income from continuing operations before income tax expense (benefit)	(798)	15	229	287	28	(794)	(242)	98
Income tax expense (benefit)	(93)	11	49	104	(19)	(12)	351	18
Income (loss) from continuing operations	(705)	4	180	183	47	(782)	(593)	80
Income from discontinued operations, net of tax	—	—	—	—	—	—	48	155
Net income (loss)	$(705)	$4	$180	$183	$47	$(782)	$(545)	$235

HSBC USA Inc.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC USA and its independent accountants during 2013.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC USA in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.
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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework (1992)" established by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the assessment performed, management concluded that as of December 31, 2013, HSBC USA’s internal control over financial reporting was effective.

Item 9B.    Other Information

Disclosures Pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act, requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction, even if those activities are not prohibited by U.S. law and are conducted outside the U.S. by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HSBC USA did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance (“PEF”) division of HSBC arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
HSBC has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original

HSBC USA Inc.

maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Two repayments have been received under each loan in 2013.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. No repayments have been received directly from Bank Tejarat in 2013 and claims have been settled by the supporting Export Credit Agency.
The HSBC Group also maintains sub-participations in four loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands and Spain. The repayments due under the sub-participations were not received during 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for 2013, which includes interest and fees, was approximately $2.2 million. Estimated net profit for HSBC during 2013 was approximately $1.3 million. While the HSBC Group intends to continue to seek repayment, it does not intend to extend any new loans.
Legacy contractual obligations related to guarantees Between 1996 and 2007, the HSBC Group provided guarantees to a number of its non-Iranian customers in Europe and the Middle East for various business activities in Iran. In a number of cases, the HSBC Group issued counter indemnities in support of guarantees issued by Iranian banks as the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. The Iranian banks to which the HSBC Group provided counter indemnities included Bank Tejarat, Bank Melli, and the Bank of Industry and Mine.
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. Several were canceled during 2013 and approximately 20 remain outstanding.
Estimated gross revenue to the HSBC Group for 2013, which includes fees and/or commissions was $10,000. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profits measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the United States continue to participate in official clearing systems in the U.A.E., Bahrain, Oman, Lebanon, Qatar, and Turkey. The HSBC Group has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems differ by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat. The HSBC Group has implemented automated and manual controls in order to preclude settling check transactions with these institutions. There was no measurable gross revenue or net profit generated by this activity in 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in 2013.

•
The HSBC Group acts as the trustee and administrator for pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. The HSBC Group runs and operates these pension schemes in accordance with Hong Kong laws and regulations.

•
In 2010, HSBC closed its representative office in Iran. The HSBC Group maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. During 2013, the HSBC Group used this account to pay tax equivalent to approximately $20,000 to Iran's Social Security Organization. The HSBC Group has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran, and anticipates making the last of such payments in 2014.

HSBC USA Inc.

Estimated gross revenue to the HSBC Group in 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $109,013. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Iranian embassy-related activity The HSBC Group held a bank account in London for the Iranian embassy London, which was used to support Iranian students studying in the U.K. and in which there was minimal activity during 2013. The account was closed in 2013, and the funds were moved into unclaimed balances.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in 2013 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to the HSBC Group in 2013.
The HSBC Group held personal and business accounts in the U.K. for two individuals sanctioned by the U.S. under Executive Order 13224. U.K. and U.N. Security Council sanctions against both these individuals were lifted in 2012. All the accounts were closed during 2013. The account balances were returned to the relevant individual. There was no measurable gross revenue or net profit generated to the HSBC Group in 2013.
The HSBC Group holds a frozen personal account in the United Arab Emirates for an individual who was designated under Executive Order 13224 during 2013. Subsequent to designation and prior to the freezing of the account in the second quarter, there were several transactions. Estimated gross revenue in 2013 was approximately $250. There has been no activity and no measurable gross revenue or net profit generated since the second quarter of 2013. A second personal account held in Hong Kong for the same individual was closed in the third quarter of 2013 and the balance moved into unclaimed balances. There has been no activity and no measurable gross revenue or net profit generated on the account in 2013 since designation.
The HSBC Group held an account and had an outstanding loan for a partnership that included one individual sanctioned under Executive Order 13224. The account has been closed, and the sanctioned individual has been removed from the loan account. There was no measurable gross revenue or net profits to the HSBC Group recognized in 2013 for this activity.
Activity related to U.S. Executive Order 13382 The HSBC Group held an account for a customer in the United Arab Emirates that was sanctioned under Executive Order 13382 in 2013. The account was closed in 2013, and the funds were moved into unclaimed balances. The estimated gross revenue or net profits generated to the HSBC Group in 2013 was $37.00.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity, other than the posting of nominal amounts of interest, took place during 2013. In 2013, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group.

HSBC USA Inc.

PART III

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
All of our non-executive Directors are or have been either chief executive officers or senior executives at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC USA and its parent, HSBC North America, for which each of our Directors also serve as a Director. Our Directors also have high levels of personal and professional integrity and ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience each Director has demonstrated sound judgment and the ability to function in an oversight role.
Directors are elected to three-year terms until their tenure exceeds six years, at which point they are elected annually. Consequently, Messrs. Bader and Blakely and Ms. Mistretta will be considered for election in 2015, 2017 and 2015, respectively, and all other Directors are subject to annual elections. There are no family relationships among the directors.
Phillip D. Ameen, age 65, joined the HSBC USA and HSBC Bank USA Boards in May 2013, and is Chair of their respective Audit Committee and a member of their respective Risk Committee. Since April 2012, he has served as a member of the Boards of Directors of HSBC North America and HSBC Finance, and as a member of their respective Audit and Risk Committees since May 2012. Effective May 2013, Mr. Ameen was appointed Chair of the Audit Committees of HSBC North America and HSBC Finance. Until March 2008, he served as Vice President, Comptroller, and Principal Accounting Officer of General Electric Capital Co. (“GE”). Prior to joining GE, he was Audit Partner of KPMG Peat Marwick. He joined GE in 1985, where he spent time in lending, leasing, and mergers and acquisitions before joining GE Headquarters staff.
Mr. Ameen served on the International Financial Reporting Interpretations Committee of the International Accounting Standards Board, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounting, was the longest-serving member of the Financial Accounting Standards Board Emerging Issues Task Force and was Chair of the Committee on Corporate Reporting of Financial Executives International. He is a member of the Keenan Flagler Business School Board of Advisers and has served as Trustee of the Financial Accounting Foundation Inc. and of Elon University. Mr. Ameen is an alumnus of the University of North Carolina, Chapel Hill and was a Certified Public Accountant in New York and North Carolina. He now serves on the Boards of Directors of several private equity technology enterprises. His experience in the accounting profession provides him with highly relevant expertise for insight into business operations and financial performance and reporting, which are valuable as a member of the HSBC USA Board and Audit Committee.
Jeffrey A. Bader, Age 68, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in April 2012. He is also a member of the HSBC USA, HSBC Bank USA and HSBC North America Risk and Compliance Committees. Dr. Bader is a visiting scholar with the John L. Thornton China Center at the Brookings Institution ("Brookings"). Dr. Bader returned to Brookings after serving in the Obama administration as senior director for East Asian affairs on the National Security Council from January 2009 to April 2011. Prior to his appointment to the Obama administration, Dr. Bader was the first director of the John L. Thornton China Center and senior fellow of the Foreign Policy program at Brookings. Dr. Bader was a member of the State Department from 1975 to 2002. His assignments as a foreign service officer included Kinshasa and Lubumbashi, Zaire (Congo); Taipei; Beijing; the U.S. Mission to the United Nations; Deputy Chief of Mission in Lusaka, Zambia; Deputy Consul General in Hong Kong; and several tours in Washington in the State Department's Bureau of East Asian & Pacific Affairs. He served as deputy director of the Office of Chinese & Mongolian Affairs from 1987 to 1990 and director of the same office in 1995-1996. In 1996, Dr. Bader was appointed deputy assistant secretary of state for East Asian & Pacific Affairs, with responsibility for the People's Republic of China, Taiwan, Hong Kong, Mongolia, Vietnam, Thailand, Cambodia, Burma, and Laos. In August 1997, he was named director for Asian affairs at the National Security Council, with responsibility for U.S. relations with the People's Republic of China and Taiwan, in which capacity he served until 1999. From 1999 to 2001, Dr. Bader served as United States ambassador to the Republic of Namibia. From May 2001 until May 2002, Dr. Bader served as assistant United States trade representative responsible for the People's Republic of China, Hong Kong, Taiwan, and Mongolia. After his retirement from the U.S. Government in 2002, Dr. Bader was Senior Vice President of Stonebridge International, LLC, until he joined Brookings in 2005. He also served as a member of the Editorial Board of China Security magazine, the Academic Advisory Group of the U.S. China Congressional Working Group and the policy advisory Board of the Asia Society.

HSBC USA Inc.

In 2011, Dr. Bader set up Jeffrey Bader, LLC, a consulting group that works with a small number of companies on their challenges in Asia. He is the President and sole proprietor. He has been a director of the National Committee on U.S.-China Relations, a non-profit foundation active in U.S.-China exchanges, since 2012.
Dr. Bader's experience as a member of the U.S. Department of State provided him with comprehensive knowledge of international affairs and foreign policy, particularly in Asia including China, Hong Kong, Taiwan and Mongolia. This experience is further enhanced by his affiliations with the Brookings Institute and is highly relevant to our strategic focus on international connectivity.
Kevin M. Blakely, age 62, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in December 2013. He is also a member of the HSBC USA, HSBC Bank USA and HSBC North America Risk and Compliance Committees. Mr. Blakely has more than forty years of financial industry experience. In 2012, Mr. Blakely established KMB Financial LLC which offers consulting and advisory services and in 2012 and 2013 he served as Senior Advisor at Deloitte & Touche, LLP. In that capacity, he focused on assisting large financial institutions in the area of Governance, Regulatory and Risk Management activities. Previously, he was Senior Vice President and Chief Risk Officer for Huntington Bancshares Incorporated from 2009 to 2011. From 2007 to 2009 he was President, Chief Executive Officer and Director of the Risk Management Association. From 1990 to 2007 he held various executive positions with KeyCorp, including Chief Risk Officer and Head of Risk Review. He began his career in 1973 with the OCC as a Bank Regulator and Field Examiner. Before leaving the OCC in 1990 he held the position of Deputy Comptroller, Special Supervision and was Chair of the agency’s Enforcement Review Committee.
Mr. Blakely has often been sought out as an industry expert on matters pertaining to risk management. He has presented at numerous industry conferences, academic forums, regulatory events and has provided banking related Congressional testimony on several occasions.
William R. P. Dalton, age 70, joined the HSBC USA Board in May 2008. He has been a member of the HSBC North America and HSBC Bank USA Boards also since 2008. Mr. Dalton is a member of the HSBC USA, HSBC Bank USA and HSBC North America Audit and Risk Committees and is Co-Chair of the HSBC USA Fiduciary Committee. He was a member of HSBC Finance's Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of Associated Electric and Gas Insurance Services ("AEGIS"), AEGIS Managing Agency for Lloyds of London Syndicate 1225, United States Cold Storage Inc., and Talisman Energy Inc. He is a Governor of the Center for the Study of Financial Innovation, London. With 52 years of banking experience, including 12 as a bank chief executive officer, Mr. Dalton brings banking industry knowledge and insight to HSBC USA's strategies and operations as part of HSBC's global organization. He has held several leadership roles with HSBC, including as Executive Director of HSBC from 1998 to 2004 and Global Head of Personal Financial Services from 2000 to 2004. His extensive global experience with HSBC is highly relevant as we seek to operate our core businesses in support of HSBC's global strategy.
Anthea Disney, age 69, joined the HSBC USA and HSBC Bank USA Boards in May 2008 and has been a member of the HSBC North America Board since 2005. She is a member of the HSBC USA, HSBC Bank USA and HSBC North America Compliance Committees. Ms. Disney is also Chair of the HSBC North America Nominating and Governance Committee.
She was a member of HSBC Finance's Board from 2001 to 2005. Ms. Disney is a Partner and Co-Founder of Women's Enterprise Initiative, Northwest Connecticut founded in January 2010. She was formerly Executive Vice President for Content at News Corporation from 1999 to 2009, and a member of its worldwide Executive Management Committee. She held various positions with The News Corporation Limited from 1989 to 2009. From 2004 to 2008 she was also Executive Chairman Gemstar-TV Guide International. She has also been a director of the Center for Communication from 2001 to 2008 and served as a director of The CIT Group from 1998 to 2001. Currently she serves on the board of Western Connecticut Healthcare and the board of the North Western Connecticut Economic Development Corporation. Ms. Disney has 40 years of experience in the communications industry, of which 20 were as an executive at News Corporation and Gemstar-TV Guide International. Ms. Disney's leadership roles in the communications and marketing areas bring particular expertise to HSBC's efforts to promote HSBC's brand values and standards. In these leadership roles, Ms. Disney has also had extensive experience in running complex organizations. With her experience at Gemstar-TV Guide International, Ms. Disney obtained a strong understanding of the important issues for international businesses. In addition, Ms. Disney has served on the Board of Directors for HSBC Finance, which was previously Household International, from 2001 until 2005, which provides a historical insight into HSBC's operations in North America more generally.
Irene M. Dorner, age 59, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards and was appointed President and Chief Executive Officer of HSBC USA and HSBC Bank USA in January 2010. Ms. Dorner was also appointed Chairman of the Board of HSBC USA and HSBC Bank USA and Chief Executive Officer of HSBC North America in October 2011. She is a member of the HSBC USA, HSBC Bank USA and HSBC North America Compliance Committees. She joined HSBC in 1986 and has held numerous positions in the United Kingdom and Asia. She previously held the position of Deputy Chairman and Chief Executive Officer of HSBC Bank Malaysia Berhad, Chairman of HSBC Amanah and Chairman of HSBC Amanah Takaful from 2007 to 2009. From 2006 to 2007, she was General Manager Premier and Wealth, and from 2003 to 2006 she was General Manager,

HSBC USA Inc.

North, Scotland and Northern Ireland, of HSBC Bank plc. Ms. Dorner is a Group Managing Director as of February 1, 2013, and has been a Group General Manager since 2007. Ms. Dorner also serves on the Board of the British-American Business Council, The Clearing House and the Financial Services Roundtable.
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
Robert K. Herdman, age 65, joined the HSBC USA and HSBC Bank USA Boards in May 2010 and is Chair of their respective Risk Committee since May 2011. He served as Chair of the respective HSBC USA and HSBC Bank USA Audit Committee until May 2013. He has also been a member of HSBC Finance's Board since January 2004, and is also Chair of its Risk Committee. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as non-executive Interim Chairman of the Board from May to December 2013. He was previously Chair of HSBC North America’s Audit Committee from March 2005 until May 2013. He has served as Chair of HSBC North America’s Risk Committee since May 2011. Mr. Herdman was a member of and the Chair of the HSBC Finance Compliance Committee from December 2010 and the HSBC USA Compliance Committee from August 2010 to May 2011. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is the Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the SEC from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young's Vice Chairman of Professional Practice for its Assurance and Advisory Business Services ("AABS") practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms' relationships with the SEC, FASB and American Institute of Certified Public Accountants ("AICPA"). He served on the AICPA's SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA's Board of Directors from 2000 to 2001.
Mr. Herdman's membership on the Board is supported by his particular financial expertise, which is particularly valued as a member of the Audit Committee. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.
Richard A. Jalkut, age 69, joined the HSBC USA Board in 2000 and the HSBC Bank USA Board in 1992. He has also been a member of the HSBC North America Board since 2008. Mr. Jalkut is Co-Chair of the HSBC USA Fiduciary Committee, Chair of the HSBC USA, HSBC Bank USA and HSBC North America Compliance Committees and a member of the HSBC USA, HSBC Bank USA and HSBC North America Risk Committees. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut was also a director of IKON Office Solutions and Covad Communications until 2008, and is currently the Chair of the Board of Hawaii Telecom and a director of U.S. Telepacific Corporation and Univar Corporation. Mr. Jalkut is a Trustee of Lesley University in Cambridge, Massachusetts.
Mr. Jalkut has many years of experience in the communications industry as chief executive officer of Telepacific Communications, Pathnet and NYNEX Telecommunications. As a chief executive officer, Mr. Jalkut brings experience in managing the operations of a large company. In addition, his leadership roles in the communications area bring particular knowledge that supports HSBC's efforts to enhance its internal and external communications. In addition, Mr. Jalkut has served on the Board of Directors for HSBC USA since 2000 and HSBC Bank USA since 1992, and, accordingly, he is able to provide a historical perspective to the HSBC USA Board.
Samuel Minzberg, age 64, joined the HSBC USA Board in April 2013 and the HSBC Bank USA Board in June 2013. He has been a Director of HSBC North America since March 2005 and has served on its Audit Committee since 2005 and Nominating and Governance Committee since 2013. He is a also a member of the HSBC USA and HSBC Bank USA Audit Committees. He was previously a member of the HSBC Finance Board from May 2008 through April 2013. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. Mr. Minzberg is currently also Chairman of HSBC Bank Canada and a member of its Audit Committee, a Director of Reitmans (Canada) Limited, and a Director and past President of the Sir Mortimer B. Davis - Jewish General Hospital Centre Board. He was previously a director of Quebecor Media Inc. and Richmont Mines Inc.
Mr. Minzberg's experience as a tax attorney provides a unique expertise in evaluating and advising HSBC USA on tax strategies and particularly with respect to transactional matters. As a partner with a firm with a diverse client base, he has had experience with a number of industries with varied considerations in effecting business and tax strategies. He has been a practicing attorney

HSBC USA Inc.

for over thirty years, dedicated mainly to tax and corporate matters. As a Canadian, he brings diverse perspectives and knowledge to the Boardroom, which is also relevant for understanding the prior cross-border operations of HSBC USA and the continuing broader context of HSBC's global operations, as well as the potential tax and other considerations of potential cross-border initiatives of HSBC USA and its affiliates.
Nancy G. Mistretta, age 59, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in April 2012. Ms. Mistretta is a member of the Compliance Committee. She is also a member of the HSBC North America Nominating and Governance Committee.
Ms. Mistretta is a retired partner of Russell Reynolds Associates ("RRA"), an executive search firm, where she served as a partner from February 2005 until June 2009. She was a member of RRA's Not-For-Profit Sector and was responsible for managing executive officer searches for many large philanthropic organizations, with a special focus on educational searches for presidents, deans and financial officers. Ms. Mistretta was also active in the CEO/Board Services Practice of Russell Reynolds. Prior to joining RRA, Ms. Mistretta was with JPMorgan Chase & Co. ("JPMorgan") and its heritage institutions for 29 years and served as a Managing Director in Investment Banking from 1991-2005. Ms. Mistretta has also served as Director of The Scotts Miracle-Gro Company since 2007. She is Chairperson of the Compensation and Organization Committee and a member of the Audit and Finance Committee of Scotts Miracle-Gro.
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
Executive Officers  Information regarding the executive officers of HSBC USA as of February 24, 2014 is presented in the following table.

Name	Age	Year Appointed	Present Position
Irene M. Dorner	59	2010	President and Chief Executive Officer
Eric K. Ferren	40	2014	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Stuart A. Alderoty	54	2011	Senior Executive Vice President and General Counsel
Stephen A. Bottomley	54	2012	Senior Executive Vice President, Head of Commercial Banking
Steven G. Ekert	47	2013	Senior Executive Vice President, Chief Risk Officer
Mark Martinelli	54	2007	Senior Executive Vice President, Chief Auditor
Kevin Newman	56	2014	Senior Executive Vice President, Head of Retail Banking and Wealth Management
Patrick M. Nolan	48	2010	Senior Executive Vice President, Head of Global Banking and Markets Americas
Gregory T. Zeeman	45	2012	Senior Executive Vice President and Chief Operating Officer
Mary E. Bilbrey	50	2012	Executive Vice President, Head of Human Resources

Loren C. Klug	53	2013	Executive Vice President, Head of Strategy and Planning and Chief of Staff to the CEO
Patrick D. Schwartz	56	2008	Executive Vice President and Secretary
Marlon Young	58	2006	Executive Vice President, Head of Private Banking Americas
Irene M. Dorner, Director and President and Chief Executive Officer of HSBC USA and HSBC Bank USA. See Directors for Ms. Dorner's biography.
Eric K. Ferren, Executive Vice President, Chief Financial Officer and Chief Accounting Officer of HSBC USA, and Deputy Chief Financial Officer of HSBC North America since January 2014. He has held the title of Chief Accounting Officer of HSBC USA, HSBC Finance and HSBC North America since July 2010. Mr. Ferren is also a Director of HSBC Trust Company (Delaware), National Association. Prior to Mr. Ferren's appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America and its subsidiaries. Prior to joining HSBC, Mr. Ferren was the Controller for UBS's North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual's Home Loans Capital Market's business and several finance roles within the servicing business from January

HSBC USA Inc.

2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the U.S. and a member of the American Institute of Certified Public Accountants.
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
Steven G. Ekert, Senior Executive Vice President, Chief Risk Officer of HSBC USA, HSBC North America and HSBC Finance since June 2013. He is responsible for all Risk and Compliance functions in North America, including Credit Risk, Operational Risk, Market Risk, Financial Crime and Regulatory Compliance as well as the enterprise-wide risk and compliance framework. Prior to joining HSBC in the United States, Mr. Ekert held various positions with Citigroup Inc. including, Chief Risk Officer of Citi Holdings and Citi Private Bank.
Mark Martinelli, Senior Executive Vice President and Chief Auditor since March 2007. He has also been the Chief Auditor of HSBC North America since November 2009 and Chief Auditor of HSBC Finance since October 2013. Prior to that time, Mr. Martinelli was President and Chief Executive Officer of hsbc.com from 2006 to 2007, and Chief Financial Officer of hsbc.com from 2002 to 2006. Mr. Martinelli joined HSBC in the U.S. as part of Republic National Bank of New York in 1991, and has held various senior officer positions in Finance, Strategy, Planning and Audit. Prior to joining HSBC in the U.S., he was a senior manager with the public accounting firm of KPMG LLP. He is a Certified Public Accountant registered in the U.S., a Chartered Global Management Accountant and a member of the American Institute of Certified Public Accountants. Mr. Martinelli has served on the Audit Committee of the New York Clearing House since 2007 and served as its Chairman from January 2011 to February 2013. He has been a director on the Baruch College Fund Board of Trustees since April 2010 and has served as the Chairman of its Audit Committee since September 2011. Since October 2013, Mr. Martinelli has served on St. John’s University Department of Accounting and Taxation Executive Advisory Board.
Kevin Newman, Senior Executive Vice President, Head of Retail Banking and Wealth Management North America since January 2014. Prior to this role, Mr. Newman was Group Head of Retail Banking from January 2011 to January 2014. Mr. Newman first joined HSBC in 1989. From 1997 to 2001, he was Head of Global Distribution, Consumer Business at Citibank. He rejoined HSBC in 2001, serving as Head of hsbc.com moving to Head of Personal Financial Services for North America and from 2009 to 2011, was Head of the One HSBC Program before assuming his current role. Prior to joining HSBC, Mr. Newman held various information technology positions at companies in England, including Mars and Woolworth.
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
Mary E. Bilbrey, Executive Vice President, Head of Human Resources USA since May 2012. Prior to that, she was Head of Human Resources for Global Banking and Markets and Global Private Banking Human Resources from April 2011 until May 2012. Previously she was Global Head of Transformation Deployment from June 2009 until April 2011, and from 2003 to 2009 she was Executive Vice President Human Resources for HSBC Finance.

HSBC USA Inc.

Loren C. Klug, Executive Vice President, Head of Strategy and Planning of HSBC USA, HSBC North America and HSBC Finance since January 2012 and since September 2013 he has held the additional title of Chief of Staff to the Chief Executive Officer. He was previously Executive Vice President - Strategy & Planning of HSBC Finance and HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director, Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for the HSBC Group's global consumer finance activities. Mr. Klug joined HSBC Finance in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.
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

HSBC USA Inc.

The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange ("NYSE")): Phillip D. Ameen (Chair), William R. P. Dalton and Samuel Minzberg. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Ameen qualifies as an audit committee financial expert.
Audit Committee Report During the previous year, the Audit Committee met and held discussions with management and KPMG LLP. The Audit Committee reviewed and discussed with management and KPMG LLP the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Audit Committee also discussed with KPMG LLP the matters required to be discussed by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, such communications also included its findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.
KPMG LLP submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence. The Audit Committee discussed with KPMG LLP such firm's independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Audit Committee

Phillip D. Ameen (Chair)
William R. P. Dalton
Samuel Minzberg
Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•	HSBC Bank USA's adherence to the provisions of the BSA/AML Consent Order with the OCC and our efforts to achieve and maintain an effective BSA/AML compliance program;

•	the corrective actions in the loan servicing, foreclosure processing and loss mitigation functions of HSBC Bank USA and to ensure that HSBC Bank USA complies with the OCC Servicing Consent Order;

•	HSBC Bank USA's adherence to the provisions of the Enterprise-Wide Compliance Consent Order with the OCC and our efforts to achieve and maintain an effective enterprise-wide compliance program; and

•	HSBC USA's and HSBC Bank USA's Compliance function and the development of a strong Compliance culture.
The Compliance Committee is currently comprised of the following directors: Richard A. Jalkut (Chair), Jeffrey A. Bader, Kevin M. Blakely, Anthea Disney, Nancy G. Mistretta and Irene M. Dorner.
Fiduciary Committee The primary purpose of the Fiduciary Committee is to supervise the fiduciary activities of HSBC Bank USA to ensure the proper exercise of its fiduciary powers in accordance with 12 U.S.C. § 92a - Trust Powers of National Banks and related regulations promulgated by the OCC, which define fiduciary activities to include serving traditional fiduciary duties, such as trustee, executor, administrator, registrar of stocks and bonds, guardian, receiver or assignee; providing investment advice for a fee; and processing investment discretion on behalf of another.
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
William R.P. Dalton (Co-Chair) and Richard A. Jalkut (Co-Chair) are members of the Fiduciary Committee. All members of the Fiduciary Committee are independent directors under our Corporate Governance Standards.

HSBC USA Inc.

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

The Risk Committee is currently comprised of the following directors: Robert K. Herdman (Chair), Phillip D. Ameen, Jeffrey A. Bader, Kevin, M. Blakely, William R. P. Dalton and Richard A. Jalkut.
Nominating and Compensation Committees The Board of Directors of HSBC USA does not maintain a standing nominating committee or compensation committee. The Nominating and Governance Committee of the HSBC North America Board of Directors (the "Nominating and Governance Committee") is responsible for, among other things, oversight and advice to the HSBC North America Board of Directors with respect to:

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
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following directors: Anthea Disney (Chair), Samuel Minzberg, Nancy G. Mistretta and Beatriz R. Perez. Ms. Disney, Mr. Minzberg and Ms. Mistretta currently serve as directors of HSBC North America, HSBC USA and HSBC Bank USA. Ms. Perez currently serves as a director of HSBC North America and HSBC Finance.
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
The Board of Directors reviews all of these factors, and others considered pertinent by HSBC and the Board of Directors, in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director's career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director's status as an "independent director," the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management, will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.
As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC USA, each Director is expected to:

•	promote HSBC's brand values and standards in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

HSBC USA Inc.

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
Board of Directors - Delegation of Authority  The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority the Executive Committee approves and addresses all matters which are of a routine or technical nature and relate to matters in the ordinary course of business. The HSBC USA Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Head of Regulatory Compliance, Head of Financial Crimes Compliance, Chief Operating Officer, Heads of each Business, Head of Internal Audit, Head of Strategy and Planning, General Counsel, Secretary and Head of Communications are members of the HSBC North America Executive Committee.
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

HSBC USA Inc.

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	oversee and advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer;

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•
receive regular reports from HSBC USA's Asset Liability Management Committee ("ALCO") in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures;

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
HSBC USA maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC USA, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee. On an annual basis, the Board reviews the Risk Management Committee's charter and framework. The Operational Risk & Internal Control Committee (the "ORIC Committee"), the Fiduciary Risk Management Committee and the HSBC USA Disclosure Committee report to the Risk Management Committee and, together with the ALCO, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
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

•
receive regular reports from the Chief Risk Officer that enable the Compliance Committee to assess major compliance exposures and the steps management has taken to monitor and control such exposures, including the manner in which the regulatory and legal requirements of pertinent jurisdictions are evaluated and addressed;

•
approve the appointment and replacement of the Chief Risk Officer and other statutory compliance officers and review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	review the budget, plan, changes in plan, activities, organization and qualifications of the compliance functions as necessary or advisable in the Committee's judgment;

HSBC USA Inc.

•
review and monitor the effectiveness of the compliance functions and the Compliance Program, including testing and monitoring functions, and obtain assurances that the compliance functions, including testing and monitoring functions, are appropriately resourced, have appropriate standing within the organization and are free from management or other restrictions;

•
seek such assurance as it may deem appropriate that the Chief Risk Officer participates in the risk management and oversight process at the highest level on an enterprise-wide basis; has total independence from individual business units; reports to the Compliance Committee and has internal functional reporting lines to the HSBC Head of Group Risk; and has direct access to the Chairman of the Compliance Committee, as needed; and

•	upon request of the Board, provide the Board with negative assurance as to such regulatory and legal requirements as the Compliance Committee deems possible.
In support of these responsibilities, HSBC Bank USA maintains an Executive Compliance Steering Committee, which is a management committee established to provide overall strategic direction and oversight to HSBC Bank USA's response to the consent cease and desist order issued by the OCC and significant HSBC Bank USA compliance issues. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Risk Officer and senior management of our compliance, Legal and other control functions. The Executive Compliance Steering Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Executive Committee. The Executive Compliance Steering Committee is supported by the HSBC North America Project Management Office, which is a management committee established as the HSBC North America Regional Compliance Officer's forum for developing and overseeing the response to the consent cease and desist orders. This committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions and prepares materials for presentation to the Board of Directors. The Project Steering Committee also provides oversight to individual project managers, compliance and BSA/AML subject matter experts, and external consultants to ensure any regulatory requested deliverables, including FRB and OCC deliverables, are met.
For further discussion of risk management generally, see the "Risk Management" section of the MD&A.
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2013 fiscal year.
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

HSBC USA Inc.

Item 11.	Executive Compensation

Compensation Discussion and Analysis
The following compensation discussion and analysis (the "2013 CD&A") and accompanying tables summarizes the principles, objectives and factors considered in evaluating and determining the 2013 compensation for our executive officers. Specific compensation information relating to our Chief Executive Officer, Chief Financial Officer, the next three most highly compensated executives, and one additional officer who would have been included in the three most highly compensated category except that he was not serving as an executive officer at the end of the last completed fiscal year is contained in this portion of the Form 10-K. Collectively, these officers are referred to as the Named Executive Officers ("NEOs").
Oversight of Compensation Decisions
Remuneration Committee
The HSBC Board of Directors has a Remuneration Committee ("REMCO") which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. With authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of variable pay plans, share plans and other long-term incentive plans worldwide. In this role, REMCO is also responsible for approving the individual remuneration packages for the most senior HSBC executives, generally those having an impact on HSBC's risk profile ("senior executives").
The members of REMCO during 2013 are the following non-executive directors of HSBC: Sir Simon Robertson, Chairman beginning May 24, 2013, J. D. Coombe, R. Fassbind, W. S. H. Laidlaw and J. L. Thornton, who retired as Chairman on May 24, 2013. As an indirect wholly owned subsidiary of HSBC, HSBC USA is subject to the remuneration policy established by HSBC, and the Chief Executive Officer of HSBC USA is one of the senior executives whose compensation is reviewed and approved by REMCO.
Delegation of Authority from Remuneration Committee
The remuneration of executives who are not "senior executives" within the broader view of HSBC is determined by HSBC executives who have the authority delegated to them by REMCO to endorse remuneration (up to pre-determined levels of compensation and levels of management that differ by level of delegated authority). At the highest level, REMCO delegates this authority to the HSBC Group Chief Executive, Stuart T. Gulliver. Mr. Gulliver further delegated this authority regionally to approve pay packages to Irene M. Dorner, as HSBC USA's Chief Executive Officer. Remuneration decisions can be further delegated to other relevant authorities within HSBC, as appropriate, depending on their level of responsibility and the scope of their role.
Those with delegated authority to approve remuneration for executives do so after consultation with HSBC's Group Managing Director of Human Resources as well as with the relevant heads of global business segments or heads of global staff functions, such as Finance or Legal. For example, Mr. Gulliver also delegates authority for endorsement of executive remuneration for the GB&M business to the Chief Executive, Global Banking and Markets, Samir Assaf. As a result, Ms. Dorner shares oversight and recommendation responsibility for the GB&M businesses of HSBC USA with Mr. Assaf.
Board of Directors; HSBC North America Nominating and Governance Committee
The HSBC North America Board of Directors reviewed and made recommendations concerning proposed 2013 performance assessments and variable pay compensation award proposals for the Chief Executive Officer and direct reports to the Chief Executive Officer and certain other Covered Employees ("Covered Employees"), inclusive of the NEOs. The Board of Directors also reviewed fixed pay recommendations for 2014 for the NEOs and had the opportunity to recommend changes before awards were finalized.
The Nominating and Governance Committee of HSBC North America (the "HNAH Nominating and Governance Committee") performed certain responsibilities related to oversight and endorsements of compensation for 2013 performance with respect to HSBC North America and its subsidiaries. The duties of the HNAH Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making discretionary variable pay compensation recommendations, iii) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling discretionary variable pay compensation previously awarded, and iv) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The recommendations related to employee compensation are incorporated into the submissions to

HSBC USA Inc.

REMCO, or to Mr. Gulliver and Ms. Dorner, in instances where REMCO has delegated remuneration authority. During the fourth quarter of 2013 and in January 2014, the HNAH Nominating and Governance Committee reviewed performance review summaries and compensation recommendations for senior executives for 2013 performance. During the first quarter of 2014, the HNAH Nominating and Governance Committee reviewed a summary provided by the Compensation and Performance Management Governance Committee ("CPMG Committee") of the approved risk evidence statements that are required of all U.S. business units and functions to support 2013 variable pay recommendations.
Compensation and Performance Management Governance Committee
In 2010, HSBC North America established the Compensation and Performance Management Governance Committee ("CPMG Committee"). The CPMG Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks.
The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Human Resources and Corporate Secretary. The CPMG Committee approves the list of Covered Employees and their mandatory performance objectives; reviews compensation impact related to regulatory and control findings; and can make recommendations to reduce or cancel previous grants of incentive compensation based on actual results and risk outcomes.The CPMG Committee can make its recommendations to the HNAH Nominating and Governance Committee, REMCO, Mr. Gulliver, or Ms. Dorner, depending on the nature of the recommendation or the delegation of authority for making final decisions. The CPMG Committee held six formal meetings in 2013, as well as two formal meetings during the first quarter of 2014.
Objectives of HSBC USA's Compensation Program
A global reward strategy for the HSBC Group, as approved by REMCO, is utilized by HSBC USA. The usage of a global reward strategy promotes a uniform compensation philosophy throughout the HSBC Group, common standards and practices throughout the HSBC Group's global operations, and a particular framework for REMCO to use in carrying out its responsibilities. The reward strategy includes the following elements:

•
A focus on total compensation (fixed pay and annual discretionary variable pay) with the level of annual discretionary variable pay (namely, cash, deferred cash and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within a performance scorecard framework.

•
Our most senior executives, including Ms. Dorner and John T. McGinnis, Patrick M. Nolan, Steven G. Ekert, Gregory T. Zeeman and C. Mark Gunton, set objectives using a performance scorecard framework. Under a performance scorecard framework, objectives are separated into financial objectives and non-financial objectives, and the weighting between the categories varies by executive. The performance scorecard also requires an assessment of the executive's adherence to the HSBC Group values and behaviors consistent with managing a sound financial institution. Specific objectives are required of all Covered Employees including targets relating to Compliance, Internal Audit and general risk management and internal control measures.

•
In the performance scorecards, certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive's respective business unit and increasing employee engagement metrics. Qualitative objectives may include key strategic business initiatives or projects for the executive's respective business unit. Quantitative and qualitative objectives only provide some guidance with respect to 2013 compensation. However, in keeping with HSBC Group's reward strategy, discretion played a considerable role in establishing the annual discretionary variable pay awards for HSBC USA's senior executives;

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

•	Delivery of a significant proportion of variable pay in deferred HSBC ordinary shares to align recipient interests to the future performance of the HSBC Group and to retain key talent; and

•
A total compensation package (fixed pay, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in the respective markets in which the HSBC Group operates.

HSBC USA Inc.

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
Link to Company Performance
HSBC Group's compensation plans are designed to motivate its executives to improve the overall performance and profitability of the HSBC Group as well as the specific region, unit or function to which they are assigned. The HSBC Group seeks to offer competitive fixed pay with a significant portion of discretionary variable pay compensation components structured to reward performance. Management of risk within an executive's area(s) of responsibility is also a significant consideration. The discretionary annual variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation - Annual Discretionary Variable Pay Awards. For the NEOs, common financial objectives included: capital and risk-weighted asset management, profit before tax, and cost discipline; and common non-financial objectives included: people management, regulatory compliance, strategy execution, and risk management. Each NEO also had other individual objectives specific to his or her role.
Consequently, variable pay makes up a significant proportion of total compensation, while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive's individual performance, and results of his or her business unit.
As the determination of the variable pay awards relative to 2013 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2013, the final determination on 2013 total compensation was not made until February 2014. To make that evaluation, Mr. Gulliver and Ms. Dorner received reports from management concerning satisfaction of 2013 corporate, business unit and individual objectives.
Competitive Compensation Levels and Benchmarking
When making compensation decisions, we look at the compensation paid to similarly-situated executives in our Comparator Groups, a practice referred to as "benchmarking." Benchmarking provides a point of reference for measurement but does not replace analyses of internal pay equity and individual performance of the executive officers that HSBC also considers when making compensation decisions. We strive to maintain a compensation program that may attract and retain qualified executives but also has levels of compensation that differ based on performance.
In 2013, REMCO retained Towers Watson to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of our total direct compensation levels in relation to the Comparator Groups. Towers Watson provided competitive positions on the highest level executives in HSBC, including HSBC USA's NEOs. Comparative competitor information was provided to Messrs. Gulliver and Assaf and Ms. Dorner to evaluate the competitiveness of proposed executive compensation.
The Comparator Groups are reviewed annually with the assistance of Towers Watson. The primary Comparator Group consists of our global peers with comparable business operations located within U.S. borders. Primary Comparator Group organizations are publicly held companies that compete with HSBC for business, customers and executive talent and are broadly similar in size and international scope. A secondary Comparator Group, consisting of the primary Comparator Group companies and a selection of U.S.-based peers, is also used. The secondary Comparator Group is used to benchmark compensation levels for certain roles that are more regionally focused. The Chief Financial Officer role was benchmarked using the secondary Comparator Group. All other NEO roles were benchmarked using the primary Comparator Group.
The primary Comparator Group for 2013 consisted of:

Global Peers
Bank of America	JPMorgan Chase
Barclays	Santander
BNP Paribas	Standard Chartered
Citigroup	UBS
Deutsche Bank

HSBC USA Inc.

The secondary Comparator Group for 2013 consisted of the Global Peers listed above and the following U.S.-based peers:

U.S.-based Peers
Bank of New York Mellon	Regions
BB&T	State Street
Fifth Third	SunTrust
KeyCorp	TD Bank
M&T	U.S. Bank
Northern Trust	Wells Fargo
PNC
The aggregate fee paid to Towers Watson for services provided to HSBC was $537,258, of which $22,019 was apportioned to HSBC USA for executive benchmarking. Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. In 2013, the aggregate fee paid to Towers Watson by HSBC North America for these other services was $1,704,826.
Additionally, HSBC North America periodically engages the consulting firm McLagan Partners Inc. ("McLagan") to render advice specific to executive pay policies and practices within the financial services industry. The aggregate fee paid to McLagan for executive compensation consulting services by HSBC North America was $43,174 and for non-executive consulting services was $86,117. Additionally, the HSBC Group paid $726,507 to McLagan for fees related to compensation surveys used globally.
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
Fixed Pay
Fixed pay helps us attract and retain executive talent because it provides a degree of financial certainty and is less subject to risk than most other pay elements. In establishing individual fixed pay levels, consideration is given to market pay, as well as the specific responsibilities and experience of the NEO. Fixed Pay is reviewed annually and may be adjusted based on performance and changes in the competitive market. Consideration is given to compensation paid for similar positions at Comparator Group companies, particularly at the median level. Other factors such as potential for future advancement, specific job responsibilities, length of time in current position, pay history, and internal equity influence the final fixed pay recommendations for individual executives. Fixed pay increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.
Annual Discretionary Variable Pay Awards
Annual discretionary variable pay ("variable pay") awards differ from year to year and are offered as part of the total compensation package to motivate and reward strong performance. Superior performance is encouraged by placing a part of the executive's total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all. Variable pay awards may be granted as cash, deferred cash, and long-term equity incentive awards. Employees will become fully entitled to deferred cash over a three to five year vesting period.
Long-term equity incentive awards may be made in the form of stock options, restricted shares, and restricted share units ("RSUs"). The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC USA's business over a period of time by aligning the financial interests of these employees with those of HSBC's shareholders.
Historically, prior to 2005, equity awards were primarily made in the form of stock options within the retail businesses and both options and restricted share grants in the wholesale businesses. The stock options have a "total shareholder return" performance vesting condition and only vested, subject to continued employment, if and when the condition was satisfied. No stock options have been granted to executive officers after 2004.
In 2005, the HSBC Group shifted its equity-based compensation awards to restricted shares with a time vesting condition, in lieu of stock options. Starting in 2009, RSUs have been awarded as the long-term equity incentive component of variable discretionary pay. The restricted shares and RSUs granted consist of a number of shares to which the employee will become fully entitled, generally over a three to five year vesting period. The restricted shares and RSUs granted by HSBC also carry rights to dividends

HSBC USA Inc.

or dividend equivalents which are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders.
Following shareholder approval of the HSBC Share Plan 2011, HSBC introduced a new form of long-term equity incentive awards for senior executives under the Group Performance Share Plan ("GPSP"). Grants under the GPSP aim to achieve alignment between the interests of participants and the interests of shareholders and to encourage participants to deliver sustainable long-term business performance. Grants under the GPSP are approved by REMCO, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are composed of 60 percent financial measures, such as return on equity, capital efficiency ratio, capital strength and dividends, and 40 percent non-financial measures, including strategy execution, brand equity, compliance, reputation and people. Grants under the GPSP comprise a number of shares to which the employee will become fully entitled, generally over a five year vesting period, subject to continued employment with the HSBC Group. Shares which are released upon vesting of an award must be retained until the employee retires from or terminates employment with the HSBC Group.
REMCO considers and decides the grant of long-term equity awards and considers individual executive performance and goal achievement as well as the total compensation package when determining the allocation of share-based awards. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC's shareholders.
Perquisites
Our philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect us and our executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of compensation, except as described below.
Ms. Dorner and Messrs. Nolan and Gunton participated in general benefits available to executives of HSBC USA and certain additional benefits and perquisites available to executives on international assignments. Compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and attractive to the executive in relation to the significant commitment that must be made in connection with a global posting. The additional benefits and perquisites may be significant when compared with other compensation received by other executive officers of HSBC USA and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC Group locations globally and are deemed appropriate by the HSBC Group senior management. Perquisites are further described in the Summary Compensation Table.
Retirement Benefits
HSBC North America offered a qualified defined benefit pension plan under which HSBC USA executives could participate and receive a benefit equal to that provided to all eligible employees of HSBC USA with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that future contributions ceased under the Cash Balance formula, the plan closed to new participants and employees no longer accrue any future benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC USA does not pay any above-market or preferential interest in connection with deferred amounts. As international assignees, Ms. Dorner and Mr. Nolan are accruing pension benefits under foreign-based defined benefit plans. Mr. Gunton, who also was an international assignee, accrued pension benefits under a foreign-based defined benefit plan until his termination of employment June 1, 2013. Additional information concerning these plans is contained in the Pension Benefits Table.
Performance Year 2013 Compensation Actions
HSBC and HSBC USA aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
Levels of fixed pay were reviewed and management determined that in one instance an adjustment in fixed pay of a NEO is warranted. Effective March 3, 2014, Mr. Zeeman's fixed pay will be increased to $437,750 in conjunction with HSBC's annual pay review cycle.
Variable pay recommendations were driven by HSBC USA's financial performance in 2013 and are reflective of the continued progress HSBC USA has made in repositioning and transforming our business to ensure sustainable profitability and long-term growth. On an IFRSs continuing operations basis, profit before tax improved in 2013 driven largely by lower operating expenses and lower loan impairment charges. CMB reported lower profit before tax excluding the gain on sale of certain branches to First

HSBC USA Inc.

Niagara driven by higher loan impairment charges and higher operating expenses to support growth, partially offset by higher net interest income and higher other operating income. For RBWM, excluding the gain on sale of certain branches to First Niagara, loss before tax improved primarily due to lower loan impairment charges and lower operating expenses, partially offset by higher other revenues. PB reported lower profit before tax driven by higher operating expenses and higher loan impairment charges, partially offset by higher net interest income. Excluding goodwill impairment, GB&M reported a higher profit before tax driven by higher other operating income and lower operating expenses, partially offset by lower net interest income. We continue to believe the strength of our strategic objectives and the direction of our executive officers are united to support the HSBC Group's interests and that of HSBC's shareholders. Variable pay awards for HSBC USA were approved to be awarded to all of the NEOs, with the exception of Mr. Gunton whose employment terminated June 1, 2013.
Variable pay awarded to most employees in respect of 2013 performance is subject to deferral requirements under the HSBC Group Minimum Deferral Policy, which requires 10% to 50% of variable pay be awarded in the form of RSUs for HSBC Holdings plc ordinary shares that are subject to a three year vesting period. The deferral percentage increases in relation to the amount of total variable pay awarded.
Some executives, however, are subject to a different set of deferral requirements because they are designated as Code Staff ("Code Staff"), as defined by the United Kingdom's Prudential Regulation Authority ("PRA") Remuneration Code ("the Code"). HSBC USA, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with the Code, which requires firms to identify Code Staff employees. Code Staff are defined as all employees that have a material impact on the firm's risk profile, including individuals who perform significant influence functions for a firm, executives, senior managers, and risk takers, as defined by the Code. Certain employees whose remuneration level is commensurate with Code Staff employees are also subject to the Code Staff deferral requirements.
Variable pay typically awarded to Code Staff in respect of 2013 performance is subject to different deferral rates than other employees under the HSBC Group Minimum Deferral Policy. Variable pay awards in excess of $750,000 are subject to a 60% deferral rate and variable pay awards below $750,000 are subject to a 40% deferral rate. Deferral rates are applied to the total variable pay award (excluding the GPSP award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. Thirty-three percent (33%) of the deferred cash and deferred RSUs vest on each of the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2013 performance will be paid on March 21, 2014. Deferred cash, deferred RSUs, and non-deferred shares will be granted on March 10, 2014.
Ms. Dorner, Mr. Nolan and Mr. Ekert were identified as Code Staff during 2013. The proportions of the total variable pay award split between GPSP, deferred cash, deferred share award, non-deferred cash and non-deferred share award are shown below.

•
Ms. Dorner's variable pay award for performance in 2013 is $2,603,672. She received a GPSP award of $867,804. The deferred portion of her variable pay consists of $520,760 in deferred cash and $520,760 in deferred RSUs. Ms. Dorners's remaining variable pay is delivered in equal parts non-deferred cash ($347,174) and immediately-vested shares ($347,174). During its meeting on January 15, 2014 REMCO exercised its discretion to reduce Ms. Dorner's overall variable pay by 20% from the original proposal for 2013. This adjustment, impacting total compensation, was based on a review of the general regulatory and compliance environment for the HSBC Group in the United States, as well as the context of overall HSBC Group-wide financial performance, market benchmarking and the individual recommendations and adjustments for similarly situated executives within the HSBC Group.

•
Mr. Nolan's variable pay award for performance in 2013 is $2,212,880. He received a GPSP award of $442,576. The deferred portion of his variable pay consists of $531,091 in deferred cash and $531,091 in deferred RSUs. Mr. Nolan's remaining variable pay is delivered in equal parts non-deferred cash ($354,061) and immediately-vested shares ($354,061). During its meeting on January 15, 2014 the REMCO exercised its discretion to reduce Mr. Nolan's overall variable pay by approximately 20% from the original proposal for 2013. This adjustment, impacting total compensation, was based on a review of the general regulatory and compliance environment for the HSBC Group in the United States, as well as the context of overall HSBC Group-wide financial performance, market benchmarking and the individual recommendations and adjustments for similarly situated executives within the HSBC Group.

•
Mr. Ekert's variable pay award for performance year 2013 is $1,450,000. The deferred portion of Mr. Ekert's variable pay award consists of $435,000 in deferred cash and $435,000 in deferred RSUs. Mr. Ekert's remaining variable pay award is delivered in equal parts non-deferred cash ($290,000) and immediately-vested shares ($290,000).

HSBC USA Inc.

Messrs. McGinnis and Zeeman are not recognized as Code Staff employees and are not subject to the deferral rates applicable only to Code Staff. Under the HSBC Group Minimum Deferral Policy applicable to those not recognized as Code Staff, Messrs. McGinnis and Zeeman each will receive 40% and 35%, respectively, in RSUs as a percent of their total variable pay award for performance in 2013. Messrs. McGinnis and Zeeman did not receive GPSP awards. Mr. Gunton did not receive variable pay in respect of 2013 performance due to his termination June 1, 2013.
The following table summarizes the compensation decisions made with respect to the NEOs for the 2012 and 2013 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the Summary Compensation Table include equity compensation in the year granted. Also, the Summary Compensation Table includes changes in pension value and non-qualified deferred compensation earnings and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

	Fixed Pay(1)		Annual Discretionary Variable Cash(2)		Long-term Equity Incentive Award(3)		Total Compensation		Year over Year % Change
	2012	2013	2012	2013	2012	2013	2012	2013
Irene M. Dorner Chairman, President and Chief Executive Officer	$700,000	$966,539	$1,024,795	$867,934	$2,004,795	$1,735,738	$3,729,590	$3,570,211	(4)%
John T. McGinnis(8) Senior Executive Vice President and Chief Financial Officer	$500,000	$500,000	$558,000	$558,000	$372,000	$372,000	$1,430,000	$1,430,000	—%
Patrick M. Nolan Senior Executive Vice President, Head of Global Banking and Markets Americas	$500,000	$500,000	$1,267,125	$885,152	$1,267,125	$1,327,728	$3,034,250	$2,712,880	(11)%
Steven G. Ekert(4)(5) Senior Executive Vice President, Chief Risk Officer	N/A	$363,846	N/A	$725,000	N/A	$725,000	N/A	$1,813,846	N/A
Gregory T. Zeeman(6) Senior Executive Vice President and Chief Operating Officer	N/A	$425,000	N/A	$438,750	N/A	$236,250	N/A	$1,100,000	N/A
C. Mark Gunton(7) Senior Executive Vice President, Chief Risk Officer (former)	$513,843	$240,811	$362,700	$—	$195,300	$—	$1,071,843	$240,811	(78)%

(1)	Ms. Dorner received a fixed pay increase from $700,000 to $1,000,000 effective February 1, 2013.

(2)	Annual Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(3)
Long-term Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Long-Term Equity Incentive Award indicated for 2013 is earned in performance year 2013 but will be granted in March 2014. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in March 2013 is disclosed for the 2013 fiscal year under the column of Stock Awards in that table. The grant date fair value of equity granted in March 2014 will be disclosed for the under the column of Stock Awards in the Summary Compensation Table reported for the 2014 fiscal year. Long-term Equity Incentive Award amount includes immediately-vested shares, deferred RSUs and GPSP awards.

(4)
In his role as Regional Chief Risk Officer, HSBC North America, Mr. Ekert has risk oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2013 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Ekert for his role as Regional Chief Risk Officer for all three companies.

(5)	Mr. Ekert received two additional share awards May 31, 2013, with grant date values of $450,000 and $784,900, as reported in the Grants of Plan-Based Awards Table.

(6)	Mr. Zeeman received one additional share award April 30, 2013, with a grant date value of $750,000, as reported in the Grants of Plan-Based Awards Table.

(7)
In his role as Regional Chief Risk Officer, Mr. Gunton had oversight over HSBC North America, HSBC USA, as well as HSBC Finance Corporation. Amounts discussed within the 2013 CD&A and also the accompanying executive compensation tables represent the full compensation paid to Mr. Gunton for his role as Regional Chief Risk Officer for all three companies. Mr. Gunton is also disclosed as a NEO in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2013. Mr. Gunton's employment with the company terminated June 1, 2013.

(8)
Mr. McGinnis's employment with the company terminated January 4, 2014. Mr. McGinnis remains eligible for a variable pay award of $930,000 in respect of the 2013 performance year. Under the HSBC Holdings plc deferral guidelines, $558,000 will be paid in cash and $372,000 will be awarded as phantom shares. The phantom shares and all other outstanding unvested equity awards will be forfeited due to Mr. McGinnis's voluntary resignation.

HSBC USA Inc.

Compensation-Related Policies
Ex-Ante Adjustments to Variable Pay Award Recommendations
REMCO has the responsibility, power, authority and discretion to review and approve performance-based remuneration by reference to corporate goals and objectives. Further, REMCO may seek advice from the Group Risk Committee, as appropriate, on whether any adjustments for risk need to be applied when considering performance objectives or actual performance. Adjustments made to performance-based remuneration in advance of said remuneration actually being paid are commonly referred to as ex-ante adjustments. Additionally, the HNAH Nominating and Governance Committee includes among its duties making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees.
Reduction or Cancellation of Deferred Cash and Long-Term Equity Incentive Awards, including "Malus"
REMCO has the discretion to reduce or cancel all unvested awards under HSBC share plans after January 1, 2010, including RSUs, deferred cash, and any accrued dividends on unvested awards. Circumstances that may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee's business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.
REMCO will assess the seriousness of the circumstances to determine the award reduction, up to a cancellation of the award. Factors considered in the assessment can include the degree of individual responsibility and the proximity of individuals to the event leading to a malus action; the magnitude or the financial impact of the event; the extent of the internal mechanisms failed; circumstances pointing to control weaknesses or poor performance; and whether the financial impact of the circumstances can be adequately covered by adjustments to the variable pay awards in the year in which the circumstance is discovered. The awards that may be reduced are not limited to unvested awards granted in the year in which the malus event occurred, and all unvested awards are available for malus treatment.
Similarly, the HNAH Nominating and Governance Committee includes among its duties making recommendations for reducing or canceling discretionary variable pay compensation previously awarded for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees.
Additionally, all employees with unvested share awards or awards subject to a retention period will be required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Employment Contracts and Severance Protection
There are no employment agreements between HSBC USA and the NEOs.
The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts differ according to position. However, the benefit is limited for all employees to a 52-week maximum.
Repricing of Stock Options and Timing of Option Grants
HSBC USA does not, and our ultimate parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC USA, nor HSBC has ever engaged in the practice known as "back-dating" of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price. For HSBC equity option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.
The HSBC Group also offers to all employees a stock purchase plan under its Sharesave Plan in which an employee who commits to contributing up to 250 GBP each month for one, three or five years is awarded options to acquire HSBC ordinary shares. At the end of the term, the employee may opt to use the accumulated amount, plus interest, if any, to purchase shares under the option. The exercise price for each option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term). The Sharesave Plan was discontinued in 2013. Option contracts awarded in previous years remain outstanding and will be administered in accordance with Plan provisions.

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
Compensation Committee Interlocks and Insider Participation
As described in the 2013 CD&A, HSBC USA is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above under "Oversight of Compensation Decisions."
Compensation Committee Report
HSBC USA does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC USA Board of Directors were presented with information on proposed compensation for performance in 2013, the final decisions regarding remuneration policies and executive officer awards were made by REMCO or by Mr. Gulliver, Ms. Dorner as well as the relevant heads of global business segments or heads of global staff functions where REMCO has delegated final decisions. We, the members of the Board of Directors of HSBC USA, have reviewed the 2013 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2013 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive compensation in 2013. HSBC USA senior management has advised us that they believe the 2013 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2013 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.
Board of Directors of HSBC USA Inc.
Philip Ameen
Jeffrey A. Bader
Kevin M. Blakely
William R. P. Dalton
Anthea Disney
Irene M. Dorner
Robert K. Herdman
Richard A. Jalkut
Sam Minzberg
Nancy Mistretta

HSBC USA Inc.

Executive Compensation
The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2013 to (i) Ms. Irene M. Dorner who served as HSBC USA's Chief Executive Officer, (ii) Mr. John T. McGinnis, who served as HSBC USA's Chief Financial Officer, (iii) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2013, and (iv) one additional former officer who would have been included in the three most highly compensated category except that he was not serving as an executive officer at the end of the last completed fiscal year.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Irene M. Dorner	2013	$966,539	$867,934	$2,004,795	$—	$—	$—	$1,131,386	$4,970,654
Chairman, President and Chief Executive Officer	2012	$700,000	$1,024,795	$1,350,000	$—	$—	$827,156	$637,439	$4,539,390
	2011	$700,000	$1,000,000	$1,014,583	$—	$—	$509,947	$801,764	$4,026,294
John T. McGinnis(9)	2013	$500,000	$558,000	$372,000	$—	$—	$67,815	$65,300	$1,563,115
Senior Executive Vice President and Chief Financial Officer	2012	$500,000	$558,000	$340,000	$—	$—	$48,255	$65,000	$1,511,255
	2011	$463,077	$510,000	$262,500	$—	$—	$—	$532,766	$1,768,343
Patrick M. Nolan	2013	$500,000	$885,152	$1,267,125	$—	$—	$—	$705,601	$3,357,878
Senior Executive Vice President, Head of Global Banking and Markets Americas	2012	$500,000	$1,267,125	$1,103,250	$—	$—	$284,749	$728,981	$3,884,105
	2011	$500,000	$1,103,250	$1,165,750	$—	$—	$281,560	$411,325	$3,461,885
Steven G. Ekert(6)(7)	2013	$363,846	$725,000	$1,234,900	$—	$—	$—	$15,300	$2,339,046
Senior Executive Vice President, Chief Risk Officer
Gregory T. Zeeman(6)(7)	2013	$425,000	$438,750	$929,025	$—	$—	$—	$222,863	$2,015,638
Senior Executive Vice President and Chief Operating Officer
C. Mark Gunton(6)(8)	2013	$240,811	$—	$195,300	$—	$—	$—	$2,032,330	$2,468,441
Senior Executive Vice President, Chief Risk Officer (former)	2012	$513,843	$362,700	$240,450	$—	$—	$860,445	$813,436	$2,790,874
	2011	$523,144	$446,550	$227,500	$—	$—	$268,826	$540,587	$2,006,607

(1)	Ms. Dorner received a fixed pay increase from $700,000 to $1,000,000 effective February 1, 2013.

(2)
The amounts disclosed in 2013 are related to 2013 performance but were paid in March 2014. For Ms. Dorner and Messrs. Nolan and Ekert, the amounts include a portion granted in the form of deferred cash, as disclosed under the Performance Year 2013 Compensation Actions. Recipients will become fully entitled to the deferred cash over a three year vesting period. At the end of the vesting period, the deferred cash will be credited with a notional rate of return equivalent to the annual dividend yield of HSBC ordinary shares over the period.

(3)
Reflects the aggregate grant date fair value of awards granted during the year. Aggregate grant date fair value is determined by multiplying the number of shares awarded by the prior day closing price for HSBC ordinary shares and the applicable foreign exchange rate. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted shares or restricted share units at the same rate as dividends paid on HSBC ordinary shares.

(4)
The HSBC - North America (U.S.) Pension Plan ("Pension Plan"), the HSBC - North America Non-Qualified Deferred Compensation Plan ("NQDCP"), the Household Supplemental Retirement Income Plan ("SRIP"), the HSBC Bank (UK) Pension Scheme - Defined Benefit Section ("DBS Scheme"), the Unfunded Unapproved Retirement Benefit Scheme ("UURBS"), and the HSBC International Retirement Benefits Scheme ("ISRBS") are described under Savings and Pension Plans.

Increase/(decrease) in values by plan for each participant are: Ms. Dorner - ($123,743)(DBS Scheme, Samuel Montagu Section), $97,893 (UURBS); Mr. McGinnis - $624 (Pension Plan), ($37) (SRIP), $67,228 (NQDCP); Mr. Nolan - ($79,887) (DBS Scheme, Midland Section); Mr. Zeeman ($70,168) (Pension Plan), ($78,920) (SRIP); Mr. Gunton - ($51,976) (ISRBS). Amounts reflected for Messrs. McGinnis, Nolan and Gunton, respectively, for 2011 have been adjusted from the previously disclosed values.

HSBC USA Inc.

(5)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as executive physicals and expatriate benefits to the extent such perquisites and other personal benefits exceeding $10,000 in 2013. The value of perquisites provided to Mr. Ekert did not exceed $10,000. The following itemizes perquisites and other benefits for each Named Executive Officer who received perquisites and other benefits in excess of $10,000: Fixed Pay Increase (paid in the form of a periodic allowance) for Mr. Nolan and Mr. McGinnis of $177,692 and $50,000, respectively; Executive Travel Allowances for Ms. Dorner and Messrs. Nolan and Gunton were $75,195, $75,127 and $129,152, respectively; Housing, Storage and Furniture Allowances for Ms. Dorner and Messrs. Nolan and Gunton were $5,824, $318,535 and $51,749, respectively; Residential Lease Payment and Associated Living Expenss for Ms. Dorner totaling $445,729; Residential Lease Payments on behalf of Mr. Zeeman totaling $120,000; Tax Gross Up on Ms. Dorner's residential lease payment and associated living expenses of $563,164 and Mr. Zeeman's residential lease payments of $75,718; Executive Physical and Medical Expenses for Ms. Dorner was $22,758; Tax Equalization resulted in net payments to Ms. Dorner and Messrs. Nolan, Zeeman, and Gunton of $13,610, $996, $2,943 and $636,439, respectively; Mortgage Subsidies for Mr. Gunton were $5,659; Children's Educational Allowances for Messrs. Nolan and Gunton were $133,251 and $51,518, respectively; Separation Payments to Messrs. Gunton of $1,138,149. Time-Off Program Buyback for Mr. Zeeman of $8,173; Car and Driver for Ms. Dorner and Messrs. Zeeman and Gunton of $5,070, $729 and $312, respectively; Additional Compensation for Ms. Dorner was $36.

All Other Compensation also includes HSBC USA's contribution of $15,300 for Messrs. McGinnis's, Ekert's and Zeeman's participation in the HSBC - North America (U.S.) Tax Reduction Investment Plan ("TRIP") in 2013. In addition, Mr. Gunton had a company contribution in the HSBC International Retirement Benefit Plan ("IRBP") for International Managers in amount of $19,352. The values of the respective company contributions in the IRBP for Mr. Gunton is calculated using an exchange rate from GBP to U.S. dollars of 1.6163. IRBP is described under Savings and Pension Plans - Deferred Compensation Plans.
Amounts reflected for Ms. Dorner for 2011 have been adjusted from the previously disclosed values to include additional expenses for housing, inclusive of gross-ups for taxes.

(6)
Amounts shown for Messrs. Ekert, Zeeman and Gunton represent compensation earned in connection with their respective service to HSBC North America, HSBC Finance Corporation, and for HSBC USA. Messrs. Ekert, Zeeman and Gunton are also disclosed as Named Executive Officers in the HSBC Finance Corporation Form 10-K for year ended 2013.

(7)
This table only reflects officers who were Named Executive Officers for the particular referenced years above. Messrs. Ekert and Zeeman were not Named Executive Officers prior to fiscal year 2013 so the table only reflects compensation for the current fiscal year.

(8)	Mr. Gunton's employment with the company terminated June 1, 2013.

(9)	Mr. McGinnis's employment with the company terminated January 4, 2014.

HSBC USA Inc.

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
Irene M. Dorner	3/11/2013	(1)							55,438			$614,877
Chairman, President and Chief Executive Officer	3/11/2013	(3)							36,959			$409,918
	3/11/2013	(4)		$614,877
	3/11/2013	(5)							88,359			$980,000
John T. McGinnis(11)	3/11/2013	(6)							33,540			$372,000
Senior Executive Vice President and Chief Financial Officer
Patrick M. Nolan	3/11/2013	(2)							68,548			$760,275
Senior Executive Vice President, Head of Global Banking and Markets Americas	3/11/2013	(3)							45,698			$506,850
	3/11/2013	(4)		$760,275
Steven G. Ekert	5/31/2013	(8)							40,187			$450,000
Senior Executive Vice President, Chief Risk Officer	5/31/2013	(9)							70,096			$784,900

Gregory T. Zeeman	3/11/2013	(6)							16,141			$179,025
Senior Executive Vice President and Chief Operating Officer	4/30/2013	(7)							68,797			$750,000

C. Mark Gunton(10)	3/11/2013	(6)							17,608			$195,300
Senior Executive Vice President, Chief Risk Officer (former)

(1)
Reflects an award of Restricted Share Units eligible to vest on the fifth anniversary of the Award Date provided there has been a satisfactory conclusion of the Deferred Prosecution Agreement dated 12 December 2012 with the US Department of Justice. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049.

(2)
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

(3)
Reflects grant of immediately-vested shares, yet subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049

(4)
Reflects grant of deferred cash, eligible to vest on the fifth anniversary of the Award Date provided there has been a satisfactory conclusion of the Deferred Prosecution Agreement dated 12 December 2012 with the US Department of Justice. At the end of the vesting period, deferred cash is credited with a notional rate of return equal to the annual dividend yield of HSBC ordinary shares over the period.

HSBC USA Inc.

(5)
Reflects grant of GPSP awards, which vests one-hundred percent (100%) on March 12, 2018. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049.

(6)
Reflects grant of RSUs, which vest thirty-three percent (33%) on the first and second anniversaries of the grant date and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 11, 2013 of GBP 7.37 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5049.

(7)
Reflects an award of Restricted Share Units eligible to vest on the third anniversary of the Award Date. The award is subject to the satisfaction of certain performance conditions. Mr. Zeeman is required to maintain a performance rating of Strong or higher throughout the duration of the performance period and demonstrate behaviors aligned to the Group Values. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on April 30, 2013 of GBP 7.04 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5494.

(8)
Reflects grant of RSUs, which vest thirty-three percent (33%) on April 30, 2014 and April 30, 2015 and thirty-four percent (34%) will vest on April 29, 2016. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on May 31, 2013 of GBP 7.359 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5216. Represents a new hire award to Mr. Ekert for the purpose of retaining his services and providing an appropriate level of realized pay during the vesting period.

(9)
Reflects grant of RSUs, which vest thirty-seven percent (37%) on March 31, 2014, twenty-nine percent (29%) on March 31, 2015, twenty-three percent (23%) on March 31, 2016 and eleven percent (11%) on March 31, 2017. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on May 31, 2013 of GBP 7.359 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5216. Mr. Ekert received this award to replace deferred compensation which was forfeited with his previous employer when he joined the HSBC Group.

(10)	Mr. Gunton's employment with the company terminated June 1, 2013.

(11)	Mr. McGinnis's employment with the company terminated January 4, 2014.

HSBC USA Inc.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Irene M. Dorner						19,022	(3)	$208,293
Chairman, President and Chief Executive Officer						49,909	(4)	$546,510
						17,237	(5)	$188,747
						43,453	(7)	$475,816
						57,938	(8)	$634,429
						92,345	(9)	$1,011,190
John T. McGinnis(15)						9,625	(3)	$105,395
Senior Executive Vice President and Chief Financial Officer						28,283	(4)	$309,703
						35,053	(6)	$383,835
Patrick M. Nolan						25,648	(3)	$280,849
Senior Executive Vice President, Global Banking and Markets Americas						55,064	(4)	$602,958
						71,640	(6)	$784,468

Steven G. Ekert						71,399	(12)	$781,829
Senior Executive Vice President, Chief Risk Officer						40,934	(13)	$448,233

Gregory T. Zeeman						5,534	(3)	$60,598
Senior Executive Vice President and Chief Operating Officer						12,028	(4)	$131,708
						16,869	(6)	$184,718
						70,705	(10)	$774,229
C. Mark Gunton(14)						8,341	(3)	$91,335
Senior Executive Vice President, Chief Risk Officer (former)						20,002	(4)	$219,025
						18,402	(6)	$201,504

(1)	Share amounts include additional awards accumulated over the vesting periods.

(2)	The HSBC ordinary shares market value of the shares on December 31, 2013 was GBP 6.624 and the exchange rate from GBP to U.S. dollars was 1.6531.

HSBC USA Inc.

(3)	Thirty-three percent (33%) of this award vested on March 15, 2012, thirty-three percent (33%) vested on March 15, 2013, and thirty-four percent (34%) vests on March 17, 2014.

(4)	Thirty-three percent (33%) of this award vested on March 12, 2013, thirty-three percent (33%) vests on March 12, 2014, and thirty-four percent (34%) will vest on March 12, 2015.

(5)	This award will vest in full on March 15, 2016.

(6)	Thirty-three percent (33%) of this award vests on March 11, 2014, thirty-three percent (33%) will vest on March 11, 2015, and thirty-four percent (34%) will vest on March 11, 2016.

(7)	This award will vest in full on March 13, 2017.

(8)
This award of Restricted Share Units is eligible to vest March 11, 2018, provided there has been a satisfactory conclusion of the Deferred Prosecution Agreement dated December 12, 2012 with the U.S. Department of Justice.

(9)	This award will vest in full on March 12, 2018.

(10)
This award of Restricted Share Units is eligible to vest April 30, 2016, subject to the satisfaction of a condition linked to performance (the "Performance Condition"). The Performance Condition requires the attainment of individual performance targets.

(11)	This award fully vested April 30, 2009.

(12)	This award will vest thirty-seven percent (37%) on March 31, 2014, twenty-nine percent (29%) on March 31, 2015, twenty-three percent (23%) on March 31, 2016 and eleven percent (11%) on March 31, 2017.

(13)	This award will vest thirty-three percent (33%) on April 30, 2014 and April 30, 2015 and thirty-four percent (34%) will vest on April 29, 2016.

(14)	Mr. Gunton's employment with the company terminated June 1, 2013.

(15)	Mr. McGinnis's employment with the company terminated January 4, 2014.

HSBC USA Inc.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting($)(1)
Irene M. Dorner			96,678	(2)	$1,058,815
Chairman, President and Chief Executive Officer
John T. McGinnis(9)			29,837	(3)	$325,769
Senior Executive Vice President and Chief Financial Officer
Patrick M. Nolan			165,517	(4)	$1,821,759
Senior Executive Vice President, Head of Global Banking and Markets Americas
Steven G. Ekert			—	(5)	$—
Senior Executive Vice President, Chief Risk Officer
Gregory T. Zeeman			83,291	(6)	$931,942
Senior Executive Vice President and Chief Operating Officer
C. Mark Gunton(8)			28,360	(7)	$307,654
Senior Executive Vice President, Chief Risk Officer (former)

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise or release and the exchange rate from GBP to USD on the date of settlement.

(2)
Includes the partial release of 47,494 shares granted on March 1, 2010, the partial release of 49,739 shares granted on March 15, 2011, the partial release of 68,120 shares granted on March 12, 2012, and the release of 36,959 shares granted on March 11, 2013.

(3)
Includes the partial release of 19,262 shares granted on March 1, 2010, the partial release of 25,169 shares granted on March 15, 2011, and the partial release of 38,601 shares granted on March 12, 2012.

(4)
Includes the partial release of 122,671 shares granted on March 1, 2010, the partial release of 67,066 shares granted on March 15, 2011, the partial release of 75,153 shares granted on March 12, 2012 and the release of 45,698 shares granted on March 11, 2013.

(5)	Mr. Ekert did not exercise options nor had any shares released in 2013.

(6)
Includes the partial release of 12,553 shares granted on March 1, 2010, the partial release of 14,470 shares granted on March 15, 2011, the release of 62,187 shares granted on September 30, 2011, and the partial release of 16,417 shares granted on March 12, 2012.

(7)
Includes the partial release of 28,894 shares granted on March 1, 2010, the partial release of 21,813 shares granted on March 15, 2011, and the partial release of 27,299 shares granted on March 12, 2012.

(8)	Mr. Gunton's employment with the company terminated June 1, 2013.

(9)	Mr. McGinnis's employment with the company terminated January 4, 2014.

HSBC USA Inc.

Pension Benefits

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Irene M. Dorner	DBS Scheme – Montagu	27.5	$2,774,653	(2)	$—
Chairman, President and Chief Executive Officer	UURBS	27.5	$1,068,067		$—
John T. McGinnis(4)	Pension Plan – Account	7.8	$36,901		$—
Senior Executive Vice President and Chief Financial Officer	Based SRIP	5.8	$50,136		$—
Patrick M. Nolan	DBS Scheme – Midland	26.3	$896,450	(2)	$—
Senior Executive Vice President, Head of Global Banking and Markets Americas	Post
Steven G. Ekert	N/A(3)
Senior Executive Vice President, Chief Risk Officer
Gregory T. Zeeman	Pension Plan-Household	13.4	$265,957		$—
Senior Executive Vice President and Chief Operating Officer	SRIP-Household	11.4	$361,995		$—
C. Mark Gunton(3)	ISRBS	35.0	$4,374,109	(2)	$—
Senior Executive Vice President, Chief Risk Officer (former)

(1)	Plan described under Savings and Pension Plans.

(2)	The amount was converted from GBP to USD using the exchange rate of 1.6531 as of December 31, 2013.

(3)	Mr. Ekert does not participate in a defined benefit pension plan.

(4)	Mr. McGinnis's employment with the company terminated January 4, 2014.

(5)	Mr. Gunton's employment with the company terminated June 1, 2013.
Savings and Pension Plans
Pension Plan
Pension Plan The HSBC - North America (U.S.) Pension Plan ("Pension Plan"), formerly known as the HSBC - North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that differ based on year of hire and employer. As further described in Note 21, "Pension and Other Postretirement Benefits" in the accompanying consolidated financial statements, effective January 1, 2013, the Pension Plan was frozen such that future contributions will cease under Cash Balance formula and the Pension Plan closed to new participants and employees no longer accrue any future benefits under the Pension Plan. Effective January 1, 2011, no benefits presently were earned under any of the legacy formulas of the Pension Plan. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and did not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.
Supplemental Retirement Income Plan (SRIP)
The Supplemental HSBC Finance Corporation Retirement Income Plan ("SRIP") is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC - North America Non-Qualified Deferred Compensation Plan ("NQDCP"). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula

HSBC USA Inc.

between July and December in the calendar year following the year of termination. No additional benefits will accrue under SRIP after December 31, 2010.
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
Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2013 is $255,000. The limit for years after 2013 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).
HSBC Bank (UK) Pension Scheme - Defined Benefit Section ("DBS Scheme")
The HSBC Bank (UK) Pension Scheme - Defined Benefit Section ("DBS") is a non-contributory, defined benefit pension plan for employees of HSBC Bank plc. Benefits are determined under a number of different formulas that differ based on year of hire and employer. The Samuel Montagu Section of the DBS was merged into the DBS on January 17, 2000, and applies to executives who were hired by Samuel Montagu & Co. Ltd. prior to January 16, 2000. The normal retirement benefit at age 60 for members of the Executive section is 2/3rd of final pensionable fixed pay plus a one-time 3% increase under the terms of the agreement that transferred the assets and liabilities of the Samuel Montagu Pension Scheme to the HSBC Bank (UK) Pension Scheme - Defined Benefit Section. For executives earning over GBP100,000 at retirement, final pensionable fixed pay is the average basic annual fixed pay over the last three years before retirement. Executives who wish to retire before age 60 are eligible for an actuarially reduced benefit if they receive the consent of HSBC Bank (UK) and the DBS Trustee. The Midland Section for Post 74 Joiners of the DBS applies to executives who were hired after December 31, 1974, but prior to July 1, 1996, by HSBC Bank plc. The normal retirement benefit at age 60 is 1/60th of final fixed pay multiplied by number of years and complete months of Midland Section membership plus pensionable service credits up to a maximum of 40, reduced by 1/80th of the single person's Basic State Pension for the 52 weeks prior to leaving pensionable service multiplied by number of years and complete months of Midland Section membership. For this purpose, final fixed pay is the actual fixed pay paid during the final 12 months of service for those earning an annualized fixed pay that is less than or equal to GBP100,000 at the time of retirement and the average fixed pay for the last three years before retirement for those earning an annualized fixed pay that is greater than GBP100,000 at the time of retirement. Executives who are at least age 50 may retire before age 60 in which case the retirement benefit is reduced actuarially.
Unapproved Unfunded Retirement Benefits Scheme ("UURBS")
Unapproved Unfunded Retirement Benefits Scheme ("UURBS") is an unfunded defined benefit plan that is designed to provide executives who opt out of their tax advantaged U.K. pension plan with aggregate benefits that are equivalent to the benefits the executive would have received if they had remained active participants in the relevant pension plan. Benefits paid by the UURBS are not paid by a pension trust but are paid directly by the employer and are not subject to additional U.K. taxes on amounts in excess of the Lifetime Allowance, GBP1,500,000 for 2012-13.
HSBC International Retirement Benefits Scheme (Jersey) ("ISRBS")

HSBC USA Inc.

The HSBC International Staff Retirement Benefits Scheme (Jersey) ("ISRBS") is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member's voluntary contribution fund, if any, shall be commuted for a retirement benefit.
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
Present Value of Accumulated Benefits
For the Account Based formula: The value of the notional account balances currently available on December 31, 2013.
For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company's audited financial statements for the period ending December 31, 2013. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2013.
Deferred Compensation Plans
Tax Reduction Investment Plan HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan ("TRIP"), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $17,500 for 2013 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2013), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
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
Supplemental Tax Reduction Investment Plan HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan ("STRIP"), which is an unfunded plan for eligible employees of HSBC USA and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants received a 6% contribution for such excess compensation, reduced

HSBC USA Inc.

by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant. Employer contributions to STRIP participants terminated after December 31, 2010.
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
HSBC International Retirement Benefit Plan ("IRBP") for International Managers The HSBC International Retirement Benefit Plan ("IRBP") is a defined contribution retirement savings plan maintained for certain international managers who have attained the maximum number of years of service for participation in other plans covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15% of fixed pay and may elect to contribute 2.5% of fixed pay as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions of fixed pay. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.
Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

Name	Executive Contributions in 2013		Employer Contributions in 2013(3)	Aggregate Earnings in 2013(4)	Aggregate Withdrawals/ Distributions in 2013	Aggregate Balance at 12/31/2013(5)
Irene M. Dorner	N/A		N/A	N/A	N/A	N/A
Chairman, President and Chief Executive Officer
John T. McGinnis(7)	$63,480	(1)	$—	$67,228	$—	$467,015
Senior Executive Vice President and Chief Financial Officer	—		$—	32,246	—	151,657
Patrick M. Nolan	N/A		N/A	N/A	N/A	N/A
Senior Executive Vice President, Head of Global Banking and Markets Americas
Steven G. Ekert	N/A		N/A	N/A	N/A	N/A
Senior Executive Vice President, Chief Risk Officer
Gregory T. Zeeman	$—		$—	$70,118	$—	$293,073
Senior Executive Vice President and Chief Operating Officer
C. Mark Gunton(6)	$13,823	(2)	$19,352	$26,542	$—	$317,824
Senior Executive Vice President, Chief Risk Officer (former)

(1)
For Mr. McGinnis, amount reflects contributions under the HSBC-North America Non-Qualified Deferred Compensation Plan ("NQDCP"). Mr. McGinnis' elective deferrals into the NQDCP during 2013 consist of $30,000 of the 2013 fixed pay disclosed in the Summary Compensation Table and $33,480 of the 2012 cash variable pay disclosed in the Summary Compensation Table.

(2)
For Mr. Gunton the amount reflects contributions under the International Retirement Benefit Plan ("IRBP") for International Managers, converted from GBP to USD using the exchange rate of 1.6531 as of December 31, 2013. Both the NQDCP and the IRBP for International Managers are described under Savings and Pension Plans.

(3)	For Mr. Gunton the amount reflects contributions under the IRBP for International Managers, converted from GBP to USD using the exchange rate of 1.6531 as of December 31, 2013.

HSBC USA Inc.

(4)	Aggregate earnings reflect market-based investment experience credited to participant accounts.

(5)
For Mr. McGinnis the aggregate balance includes his balance under the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan ("STRIP") ($151,657), which is described under Savings and Pensions Plans, as well his balance under the NQDCP ($467,015). For Mr. Zeeman the aggregate balance reflects his balance under the STRIP. For Mr. Gunton the aggregate balance reflects his balance under the IRBP.

(6)	Mr. Gunton's employment with the company terminated June 1, 2013.

(7)	Mr. McGinnis's employment with the company terminated January 4, 2014.

HSBC USA Inc.

Potential Payments Upon Termination Or Change-In-Control
The following tables describe the payments that HSBC USA would be required to make as of December 31, 2013 to Ms. Dorner and Messrs. McGinnis, Nolan, Ekert, Zeeman and Gunton as a result of termination, retirement, disability or death or a change in control of the company as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits and accrued vacation pay, or are specific to the Named Executive Officers, such as the amounts under the HSBC - North America (U.S.) Severance Pay Plan which is dependent on an employee's fixed pay. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC - North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards. As indicated in the 2013 CD&A, there are no employment agreements between HSBC USA and the Named Executive Officers.
Irene M. Dorner

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$3,064,986	(1)	$3,064,986	(1)	$3,064,986	(1)		$3,064,986	(1)	$3,064,986	(1)	$3,064,986	(1)
Deferred Cash		$1,193,252	(2)	$1,193,252	(2)	$1,193,252	(2)		$1,193,252	(2)	$1,193,252	(2)	$1,193,252	(2)

(1)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

(2)	This amount represents a full vesting of the outstanding deferred cash assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013.
John T. McGinnis(3)

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$153,846	(1)
Restricted Stock/Units		$798,933	(2)	$798,933	(2)	$798,933	(2)		$798,933	(2)	$798,933	(2)	$798,933	(2)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. McGinnis would receive 16 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

(3)	Mr. McGinnis's employment with the company terminated January 4, 2014.

HSBC USA Inc.

Patrick M. Nolan

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$1,668,275	(1)	$1,668,275	(1)	$1,668,275	(1)		$1,668,275	(1)	$1,668,275	(1)	$1,668,275	(1)
Deferred Cash		$1,441,595	(2)	$1,441,595	(2)	$1,441,595	(2)		$1,441,595	(2)	$1,441,595	(2)	$1,441,595	(2)

(1)
This amount represents a full vesting of the outstanding restricted shares and/or restricted share units assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

(2)	This amount represents a full vesting of the outstanding deferred cash assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013.
Steven G. Ekert

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$169,231	(1)
Restricted Stock/Units		$313,886	(2)	$313,886	(2)	$313,886	(2)		$313,886	(2)	$313,886	(2)	$313,886	(2)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Ekert would receive 16 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted share units assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

Gregory T. Zeeman

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$228,846	(1)
Restricted Stock/Units		$549,073	(3)	$549,073	(3)	$549,073	(3)		$549,073	(3)	$1,151,253	(2)	$549,073	(3)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Zeeman would receive 28 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding time-based and performance-based vesting restricted share units assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

(3)
This amount represents a full vesting of the outstanding time-based vesting restricted share units and pro-rata vesting of the outstanding performance-based vesting restricted share units assuming "good leaver" status is granted by REMCO and a termination date of December 31, 2013, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2013.

HSBC USA Inc.

C. Mark Gunton

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement	Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination	Death	Change in Control Termination
Special Termination Agreement				$1,138,149	(1)
Restricted Stock/Units				$506,569	(2)

(1)	Mr. Gunton's employment with the company terminated June 1, 2013. This amount represents consideration for entering into a special termination agreement upon separation from service.

(2)
This amount represents the aggregate fair market value of outstanding restricted shares and/or restricted share units, calculated using the closing price of HSBC ordinary shares and exchange rate on June 1, 2013.

HSBC USA Inc.

Director Compensation
The following tables and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2013. As an Executive Director, Ms. Dorner does not receive any additional compensation for her service on the Board of Directors.
The table below outlines the annual compensation program for Non-Executive Directors for 2013. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors.
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
Nominating and Governance Committee
Nominating Committee Chair for HSBC North America and HSBC USA	$40,000
Nominating Committee Member for HSBC North America and HSBC USA	$20,000
The 2013 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC USA, and in the case of Messrs. Ameen, Herdman and Minzberg, also as directors of HSBC Finance Corporation, is shown in the following table:

Name	Fees Earned or Paid inCash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Philip Ameen	$347,917	$—	$—	$98,347	$182	$446,446
Jeffrey A. Bader	$280,000	$—	$—	$5	$1,870	$281,875
Kevin M. Blakely	$23,333	$—	$—	$—	$—	$23,333
William R.P. Dalton	$255,000	$—	$—	$—	$1,870	$256,870
Anthea Disney	$320,000	$—	$—	$301,171	$1,870	$623,041
Robert K. Herdman	$735,000	$—	$—	$—	$182	$735,182
Louis Hernandez, Jr.	$130,000	$—	$—	$—	$—	$130,000
Richard A. Jalkut	$320,000	$—	$—	$—	$1,870	$321,870
Samuel Minzberg	$265,000	$—	$—	$—	$1,870	$266,870
Nancy Mistretta	$300,000	$—	$—	$—	$1,870	$301,870

(1)	Represents aggregate compensation for service on Board of Directors and Committees of HSBC North America, HSBC USA and, in the case of Messrs. Ameen, Herdman and Minzberg, HSBC Finance Corporation.

HSBC USA Inc.

Fees paid to Mr. Ameen include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards, and $61,250 annual cash retainer for membership on the HSBC USA board; $18,889 for membership and serving as Chair of the HSBC North America Audit Committee, $22,222 for membership and serving as Chair of the HSBC Finance Corporation Audit Committee, and $15,556 for membership and serving as Chair of the HSBC USA Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Mr. Bader include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $16,667 for membership on the HSBC North America Compliance Committee, and $33,333 for membership on the HSBC USA Compliance Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Blakely include the following amounts for 2013: $8,750 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $1,389 for membership on the HSBC North America Compliance Committee, $2,777 for membership on the HSBC USA Compliance Committee; $556 for membership on the HSBC North America Risk Committee, $1,111 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Dalton include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $6,667 for membership on the HSBC North America Audit Committee, and $13,333 for membership on the HSBC USA Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee; $5,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee.
Fees paid to Ms. Disney include the following amounts for 2013: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC USA boards; $16,667 for membership on the HSBC North America Compliance Committee, $33,333 for membership on the HSBC USA Compliance Committee; $40,000 for serving as Chair of the Nominating Committee for HSBC North America; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Herdman include the following amounts for 2013: $300,000 for serving as Interim Chair of the HSBC North America board; $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $13,333 for serving as Chair of each of the Audit Committees of HSBC North America, HSBC Finance Corporation and HSBC USA until May 2013; and $26,667 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.
Fees paid to Mr. Hernandez include the following amounts for 2013: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $5,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $3,333 for membership on the HSBC North America Audit Committee, and $6,667 for membership on the HSBC USA Audit Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC USA Risk Committee. Mr. Hernandez left the Board June 30, 2013.
Fees paid to Mr. Jalkut include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $10,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $26,667 for serving as Chair of the Compliance Committee for HSBC North America, and $53,333 for serving as Chair of the Compliance Committee for HSBC USA; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Minzberg include the following amounts for 2013: $105,000 annual cash retainer for membership on the HSBC North America board, $26,250 annual cash retainer for membership on the HSBC Finance Corporation board, and $78,750 annual cash retainer for membership on the HSBC USA board; $6,667 for membership on the HSBC North America Audit Committee, $3,333 for membership on the HSBC Finance Corporation Audit Committee, and $10,000 for membership on the HSBC USA Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, $3,333 for membership on the HSBC Finance Corporation Risk Committee, and $10,000 for membership on the HSBC USA Risk Committee.
Fees paid to Ms. Mistretta include the following amounts for 2013: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $16,667 for membership on the Compliance Committee for HSBC North America, and $33,333 for serving as Chair of the Compliance Committee for HSBC USA; $20,000 for membership on the Nominating Committee for HSBC North America; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.

(2)	HSBC USA does not grant stock awards or stock options to its Non-Executive Directors

(3)
The HSBC USA Director Retirement Plan covers Non-Executive Directors elected prior to 1998. As an eligible Non-Executive Director with at least five years of service, Mr. Jalkut is eligible for the maximum retirement benefit upon the conclusion of his service on the Board. Mr. Jalkut will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. Because he has completed at least 15 years of service, the annual amount of the retirement benefit he will receive is the annual retainer in effect at the time of the last Board meeting Mr. Jalkut will attend. If Mr. Jalkut should die, his beneficiary will receive a death benefit calculated as if Mr. Jalkut had retired on the date of death. If Mr. Jalkut is retired and dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to his beneficiary. The plan is unfunded and payment will be made out of the general funds of HSBC USA or HSBC Bank USA. Non-Executive Directors elected prior to 1999 may elect to participate in the HSBC USA/HBUS Plan for Deferral of Directors' Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director in quarterly or annual installments over a five or ten year period. No eligible Director elected to defer receipt of their 2013 retainer into the HSBC USA/HBUS Plan for Deferral of Directors' Fees.

The HSBC North America Directors Non-Qualified Deferred Compensation Plan allows Non-Executive Directors to elect to defer their cash fees in any plan year. Directors have the ability to defer up to 100% of their annual retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, pre-tax dollars may be deferred with the choice of receiving payouts while still serving on the Board of HSBC USA according to a schedule established by the Director at the time of deferral or a distribution after leaving the Board in either lump sum or quarterly installments. Amounts shown for Mr. Ameen, Mr. Bader and Ms. Disney reflect the gains or losses calculated by reference to the actual earnings of the investment choices.

(4)
Components of All Other Compensation are disclosed in aggregate. Non-Executive Directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $181 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,689 per annum for each participating Director. Mr. Ameen and Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively.

HSBC USA Inc.

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

HSBC USA Inc.

Compensation Policies and Practices Related to Risk Management
Most HSBC USA employees are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. Employees in direct sales environments participate in either the annual discretionary variable pay plan, the primary incentive compensation plan for all employees, or in quarterly and annual discretionary business incentive plans. Specific groups of employees who are typically involved in servicing environments participate in formulaic plans.
A key feature of our remuneration policy is that it is risk informed, seeking to ensure that risk-adjusted returns on capital are factored into the determination of annual variable pay and that variable pay pools are calculated only after appropriate risk-adjusted return has accrued on shareholders' capital. We apply Economic Profit (defined as the average annual difference between return on invested capital and HSBC's benchmark cost of capital) and other metrics to develop variable pay levels and target a 12% to 15% return on shareholder equity. These requirements are built into the performance scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the performance scorecard, ensuring that key risk measures are included.
The use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded under the annual discretionary cash award plan. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Overall performance under both scorecards is also judged on adherence to the HSBC Group values principles of being 'open, connected and dependable' and acting with 'courageous integrity.'
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
The Nominating and Governance Committee of HSBC North America and the Compensation and Performance Management Governance Committee ("CPMG Committee") have been established, which among other duties, have oversight for objectives-setting and risk monitoring. The Nominating and Governance Committee of HSBC North America has oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees ("Covered Employees") under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and incentive compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling incentive compensation previously awarded. The recommendations related to employee compensation are incorporated into the submissions to the HSBC Holdings plc Remuneration Committee ("REMCO") of the Board of Directors of HSBC, or to Mr. Gulliver and Ms. Dorner, in instances where REMCO has delegated remuneration authority.
In 2010, HSBC North America established the CPMG Committee. The CPMG Committee was created to provide a more systematic approach to incentive compensation governance and to ensure the involvement of the appropriate levels of leadership, while providing a comprehensive view of compensation practices and associated risks. The CPMG Committee comprises senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit, Human Resources and Company Secretary. The CPMG Committee has responsibility for oversight of the compensation framework for Covered Employees; compensation-related regulatory and audit findings and recommendations related to such findings; incentive plan review; review of guaranteed bonuses and buyouts of bonuses and equity grants, including any exceptions to established policies; and recommendation to REMCO of malus actions pertaining to previous grants of incentive compensation based on actual results and risk outcomes. Additionally, compensation processes for employees are evaluated by the CPMG Committee to ensure adequate controls are in place, while reinforcing the distinct performance expectations for employees. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, REMCO, Mr. Gulliver, or Ms. Dorner, depending on the nature of the recommendation or the delegation of authority for making final decisions.
Incentive compensation awards are subject to controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis ("Risk Management Framework"). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk

HSBC USA Inc.

Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC USA. Risk Appetite is set by the Board of HSBC. A risk appetite for U.S. operations is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.
Risk Adjustment of Incentive Compensation
HSBC USA uses a number of techniques to ensure that the amount of incentive compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance. The techniques used differ depending on whether the incentive compensation is paid under the general discretionary cash award plan, discretionary business incentive plan, or a formulaic plan.
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
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2013, ranging from 0 to 60%, increase in relation to the level of variable pay earned and in respect of an employee's classification under the United Kingdom's Prudential Regulation Authority ("PRA") Remuneration Code ("the Code"), as further described under the section "Performance Year 2013 Compensation Actions" in the 2013 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units generally have a three-year graded vesting period. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC ordinary shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Grants under the Group Performance Share Plan ("GPSP") consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment. Shares that are released upon vesting of an award must be retained until the employee retires from or terminates employment with the HSBC Group. An employee who retires from or terminates employment with "good leaver" status will have vested awards under the GPSP released immediately. An employee who terminates employment without "good leaver" status will have vested awards under the GPSP released in three equal installments on the first, second and third anniversaries of the termination of employment with the HSBC Group.
An employee who terminates employment without "good leaver" status being granted by REMCO forfeits all unvested equity and deferred cash. Deferred variable pay awards are also subject to malus treatment, as further described under the section "Reduction or Cancellation of Long-Term Equity Awards" in the 2013 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Employees in discretionary business incentive and formulaic plans are held to performance standards that may result in a loss of incentive compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in variable pay if they commit a "reportable event" (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC USA, is sufficient reason for disqualification or subject to a recapture provision. Some formulaic incentive plans in servicing environments include limits or caps on the financial measures that are considered in the determination of incentive award amounts.
Performance periods for the discretionary business incentive plans are often one quarter or annual, with a greater proportion of payment at year-end to align the reward cycle to the successful performance of job responsibilities. Performance periods for formulaic plans are often one month.
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

HSBC USA Inc.

objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance and a review of any unintended consequences (e.g., deteriorating service standards).
In 2013, HSBC USA continued to progress enhanced monitoring activity consisting of: 1) validating relationships among measures of financial performance, risks taken, risk outcomes, and amounts of incentive compensation awards/payouts; 2) reviewing how discretion is used in evaluating performance and adjusting incentive compensation awards for high levels of risk taking and adverse risk outcomes, and whether discretionary decisions are having an appropriate impact; and 3) evaluating the extent to which automated systems play, or could play a role in monitoring activities. Consequently, HSBC USA identified areas for improvement, not only with respect to tactical reward decisions and documenting discretion, but also in terms of utilizing information systems to support monitoring and validation activities. HSBC USA will strive to make improvements to its monitoring and validation activities in future reward cycles.
Business Incentive and formulaic programs are reviewed and revised annually by HSBC North America. Because business incentive plans are discretionary, variable pay decisions are determined based on employee performance to key performance indicators, which align with their Performance Management scorecards. Formulaic plans leverage a specific plan template, and include an examination of overall plan expenditures versus actual business performance; an examination of individual pay out levels within plans; and a determination of whether payment levels align with expected performance levels and market indicators. Compensation mix is reviewed for business incentive and formulaic plans to ensure it is appropriate based on global alignment and business philosophy.
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

HSBC USA Inc.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners
HSBC USA Inc.’s common stock is 100 percent owned by HSBC North America Inc. ("HNAI"). HNAI is an indirect wholly owned subsidiary of HSBC.
Security Ownership by Management
The following table lists the beneficial ownership, as of January 31, 2014, of HSBC ordinary shares or interests in HSBC ordinary shares and any of HSBC USA’s outstanding series of preferred stock, held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and any HSBC USA outstanding series of preferred stock. No director or executive officer of HSBC USA owned any of HSBC’s American Depositary Shares, Series A at January 31, 2014.

	Number of Shares Beneficially Owned of HSBC(1)(2)	HSBC Shares That May Be Acquired Within 60 Days By Exercise of Options(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	HSBC USA Preferred Stock
Directors
Irene M. Dorner(6)	45,184	—	43,946	—	89,130	—
Philip D. Ameen	—	—	—	—	—	—
Jeffrey A. Bader	47,839	—	—	—	47,839	—
Kevin M. Blakely	—	—	—	—	—	—
William R. P. Dalton	11,955	—	—	—	11,955	—
Anthea Disney	85	—	—	—	85	—
Robert K. Herdman	82	—	—	—	82	—
Richard A. Jalkut	50	—	—	—	50	—
Samuel Minzberg	500	—	—	—	500	—
Nancy G. Mistretta	101	—	—	—	101	—
Named Executive Officers
John T. McGinnis	5,227	—	—	—	5,227	—
Patrick M. Nolan	213,176	—	76,808	—	289,984	—
Steven G. Ekert	—	—	26,418	—	26,418	—
Gregory T. Zeeman	13,814	—	17,112	—	30,926	—
C. Mark Gunton	115	—	28,360	—	28,475	—
All directors and executive officers as a group	477,784	—	270,691	—	748,475	—

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 16,782.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2014 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2014 pursuant to the satisfaction of certain conditions.

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

HSBC USA Inc.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons During the fiscal year ended December 31, 2013, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than as described under --Compliance Consulting Services and Personnel below. During 2013, HSBC Bank USA provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.
HSBC USA maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons (the "Policy"), which provides that any "Transaction with a Related Person" must be reviewed and approved or ratified in accordance with specified procedures. The term "Transaction with a Related Person" includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC USA or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following categories of transactions are deemed pre-approved even if the aggregate amount involved exceeds $120,000, provided, however, that if a Transaction with a Related Person falling in a category described below would cause one of our directors whom the Board of Directors currently deems independent to lose or risk losing their independence, the director must consult with the Chair of the Audit Committee prior to entering such Transaction with a Related Person:

•	Compensation paid to directors and executive officers reportable under rules and regulations promulgated by the Securities and Exchange Commission;

•
Transactions with other companies if the only relationship of the director, executive officer or family member to the other company is as an employee (other than an executive officer), director or beneficial owner of less than 10 percent of such other company’s equity interests so long as the aggregate amount involved does not exceed the greater of $1,000,000 or 2 percent of the other company’s total annual revenues;

•
Charitable contributions, grants or endowments by us or any of our subsidiaries to charitable organizations, foundations or universities if the only relationship of the director, executive officer or family member to the organization, foundation or university is as an employee (other than an executive officer) trustee or director so long as the aggregate annual amount of such contribution, grant or endowment, excluding any matching contributions from us, do not exceed the lesser of $1 million or 2 percent of the organization’s total annual revenues;

•
Transactions where the interest of the director, executive officer or family member arises solely from the ownership of our equity securities and all holders of such securities received or will receive the same benefit on a pro rata basis;

•	Transactions involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or government authority;

•	Transactions where the rates or charges involved are determined by competitive bids;

•	Payments under directors and officers insurance policies and indemnification payments made in accordance with our articles of incorporation or by-laws;

•	Certain ordinary course transactions:

◦
Any financial services, including brokerage services, investment management or advisory services, banking services, loans, insurance services and other financial services, provided to any director or an immediate family member of a director, provided that the services are on substantially the same terms as those prevailing at the time for comparable services provided to persons not related to us or our subsidiaries;

◦
Personal loans to a related person and loans to a director’s primary business affiliation or the primary business affiliation of an immediate family member of a director, in each case that (i) are made or maintained in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable loans with persons not related to us or our subsidiaries; (ii) when made do not involve more than the normal risk for collectability or present other unfavorable features; (iii) comply with applicable law including the Sarbanes-Oxley Act of 2002 and Regulation O of the Board of

HSBC USA Inc.

Governors of the Federal Reserve; (iv) are not classified as Substandard (II) or worse, as defined in the OCC's “Rating Credit Risk” Comptroller’s Handbook; and (v) in the case of and loans to a director’s primary business affiliation or the primary business affiliation of an immediate family member of a director, complies with any applicable FDIC Guidelines; and

◦
All business relationships, lending relationships, brokerage, investment advisory relationships, insurance, deposit and other banking relationships with a director’s primary business affiliation or the primary business affiliation of an Immediate Family Member of a director made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with persons not related to us or our subsidiaries; and

•	Transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
The Policy requires each director and executive officer to promptly notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will provide a copy of the notice to the Chair of the Audit Committee along with any other information as the Office of the General Counsel or the Corporate Secretary believes would be useful to the Audit Committee in performing its review. The Audit Committee will review the material facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve or disapprove the transaction. If it is impractical or undesirable to delay a decision on a proposed Transaction with a Related Person, the Chair of the Audit Committee may review and approve the transaction in accordance with the criteria set forth in the Policy or may convene a special meeting of the Audit Committee to consider the transaction, at the Chair’s discretion. Any such approval must be reported to the Audit Committee at its next regularly scheduled meeting.
The vote of a majority of disinterested members of the Audit Committee is required for the approval or ratification of any Transaction with a Related Person. The Audit Committee may approve or ratify a Transaction with a Related Person if the Audit Committee determines, in its business judgment, based on the facts and circumstances it deems relevant in its sole good faith discretion that the transaction is fair and reasonable to, and consistent with our best interests and those of our subsidiaries. Any transaction that is not fair and reasonable to, and consistent with our best interests and those of our subsidiaries will be discontinued, allowing for a reasonable transition period as may be necessary or advisable so as not to prejudice us and our subsidiaries. In making this determination, the Audit Committee will consider, among other things:

•	Information about the goods and services to be or being provided;

•	The nature or business purpose of the transaction and the costs to be incurred by us or the payments to us;

•	The terms of the transaction and whether it is entered into on an arms-length basis or in the ordinary course of our business;

•	Whether the related person's interest in the transaction is material;

•	The apparent benefits of the transaction to us;

•	The availability of other sources for the product or services involved in the transaction;

•	The potential public perception of the transaction;

•	The potential impact of the transaction on the independence of any of our or our subsidiaries’ directors; and

•
Whether the transaction violates any provisions of the HSBC USA Statement of Business Principles and Code of Ethics, the HSBC USA Code of Ethics for Senior Financial Officers or the HSBC USA Corporate Governance Standards, as applicable

In any case where the Audit Committee determines not to approve or ratify a Transaction with a Related Person, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.
If we become aware of a Transaction with a Related Person that has not been approved under the Policy, the matter will be referred by the Audit Committee for review. The Audit Committee will consider the relevant facts and circumstances respecting such Transaction with a Related Person, and will evaluate the options available, including ratification, revision or termination of the transaction.
Compliance Consulting Services and Personnel In April 2010, we retained IMAG Consulting Services LLC ("IMAG Consulting"), a wholly owned subsidiary of IMAG Holdings LLC ("IMAG Holdings" and, together with its subsidiaries, "IMAG") to provide compliance services and personnel to HSBC Bank USA and certain of its affiliates, from time to time, in support of the BSA/

HSBC USA Inc.

AML, OFAC and general compliance functions. Gary E. Peterson was our Senior Executive Vice President, Chief Compliance Officer, and an executive officer from March 15, 2012 until November 18, 2013, and therefore also a related person of ours for purposes of the U.S. securities laws and our Policy. Prior to joining HSBC USA in August 2010, Mr. Peterson was the president of, and the holder of a majority of the member interests in, IMAG Holdings. In connection with his employment by HSBC USA, Mr. Peterson disclosed his ownership interest in IMAG, resigned his positions with IMAG and terminated all management and oversight of IMAG, including with respect to consulting services provided to HSBC Bank USA. Mr. Peterson retained his ownership interest in IMAG Holdings, which, as of the date of his departure on November 18, 2013, was [58.74] percent of the outstanding member interest in IMAG Holdings. Mr. Peterson's spouse is the chief financial officer of IMAG and receives a salary from IMAG.
Mr. Peterson was not involved in the day-to-day operations, decision-making or management of IMAG, nor was he involved in decisions to retain IMAG or monitoring or reviewing IMAG's performance on specific projects. Rather, proposals to retain IMAG on specific projects were generated and evaluated pursuant to an independent process that was designed to remove Mr. Peterson from the decision-making process in light of his continuing ownership interest in IMAG.
From April 2010 through May 2013, HSBC Bank USA retained IMAG in connection with a number of compliance-related projects. Consulting fees paid to IMAG totaled approximately $9.7 million in 2011, $2.3 million in 2012 and $464,000 in 2013. Fees paid in 2013 included fees with respect to three compliance-related consulting services projects and related personnel initiated in accordance with the independent evaluation process described above. Pursuant to the Policy, the Board of Directors reviewed and ratified all projects that were initiated, extended or completed on or after March 15, 2012. All consulting services projects with IMAG ended in 2013 and the Master Consulting Agreement with IMAG to which all consulting services projects are subject terminates on May 29, 2014.
In May 2013, an affiliate of ours retained Visual Technologies, Inc (“VisTech”) to provide certain webhosting and consulting services for us, including the hosting of a COOLMaps portal and consulting services for process mapping projects and training that involves the use of COOLMaps technology in support of compliance functions. VisTech licenses the COOLMaps technology from IMAG COOL Ventures LLC (“IMAG COOL Ventures”), a subsidiary of IMAG Holdings.
During 2013, our affiliate paid Vistech user fees, monthly maintenance and process review fees and hourly consulting fees. Our affiliate incurred aggregate fees payable to VisTech of approximately $323,000 during 2013. Vistech has advised us that it in turn paid IMAG COOL Ventures LLC user fees and royalties for its use of the COOLMaps technology and it also contracted for consultants through IMAG COOL Ventures. We have been advised that of the approximately $323,000 payable to VisTech, it paid approximately $289,000 to IMAG COOL Ventures in connection with the services we have obtained from VisTech.
Proposals to retain VisTech on specific projects were generated and evaluated pursuant to our standard vendor risk management and procurement and purchasing process, which did not include Mr. Peterson as part of the decision-making process. Mr. Petersen was also not involved in monitoring or reviewing VisTech’s performance on specific projects. Mr. Peterson’s benefit in the transactions, however, was not timely disclosed as required under the Policy, although the retention of VisTech and the related payments were ratified by the Board of Directors under the Policy following such disclosure.
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
Ms. Disney, Ms. Mistretta and Messrs. Ameen, Bader, Blakely, Dalton, Herdman, Jalkut and Minzberg are considered to be independent directors. Ms. Dorner currently serves as President and Chief Executive Officer of HSBC USA and HSBC Bank USA. She also serves as a director and Chief Executive Officer of HSBC North America and a Group Managing Director at HSBC. Because of the positions held by Ms. Dorner, she is not considered to be an independent director.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

HSBC USA Inc.

Item 14.     Principal Accounting Fees and Services

 Audit Fees The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2013 and 2012 was $5,212,000 and $5,524,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2013 and 2012 was $1,320,100 and $1,453,200, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees Total fees billed by KPMG LLP for tax related services for the fiscal year ended December 31, 2013 and 2012 was $120,740 and $222,777, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

All Other Fees The aggregate amount billed by KPMG LLP for other services performed during the fiscal years ended December 31, 2013 and 2012 were $1,283,029 and $454,103, respectively. These services included fees related to corporate governance matters.
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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 24, 2013 (incorporated by reference to Exhibit 3.1 to HSBC USA Inc.'s Current Report on Form 8-K filed April 29, 2013).

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheet as of December 31. 2012 and 2011, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the year ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

2.
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

HSBC USA Inc.

Index

Accounting:	adjustment 39
new pronouncements 117, 134	component of fair value option 179
policies (critical) 41	concentration 162
policies (significant) 134	critical accounting policy 41, 136
Assets:	exposure 84
by business segment 203	management 102
consolidated average balances 120	related contingent features 176
fair value measurements 215	related arrangements 210
nonperforming 81, 155, 161	Compliance risk 100, 114
trading 52, 144	Critical accounting policies and estimates 41, 134
Asset-backed commercial paper conduits 207	Current environment 36
Asset-backed securities 53, 99, 145, 149	Deferred tax assets 47, 181
Audit committee 252, 282	Deposits 53, 90, 168
Auditors’ report:	Derivatives:
financial statement opinion 123	accounting policy 45, 140
Balance sheet:	cash flow hedges 174
consolidated 126	critical accounting policy 45
consolidated average balances 121	fair value hedges 173
review 49	notional value 177
Basel II 10, 117	trading and other 174
Basel III 10, 20, 91, 108, 206	Directors:
Basis of reporting 36, 39	biographies 247
Business:	board of directors 247
consolidated performance review 38	executive 247, 250
operations 4	compensation (executives) 258
organization history 4	responsibilities 254
Capital:	Discontinued operations 6, 143
2014 funding strategy 92	Employees:
common equity movements 90	compensation and benefits 63
consolidated statement of changes 128	number of 7
regulatory capital 206	Equity:
selected capital ratios 90, 206	consolidated statement of changes 128
Cash flow (consolidated) 129	ratios 90, 206
Cautionary statement regarding forward-looking statements 35	Equity securities available-for-sale 145
Collateral — pledged assets 214	Estimates and assumptions 41, 134
Collateralized debt obligations 99, 220, 222, 224, 226	Eurozone exposures 85
Commercial banking segment results (IFRSs) 66, 203	Executive overview 36
Committees 101, 252	Fair value measurements:
Competition 16	assets and liabilities recorded at fair value on a recurring basis 219
Compliance risk 100, 114	assets and liabilities recorded at fair value on a non-recurring basis 227
Contingent liabilities 48, 213	control over valuation process 96
Controls and procedures 244	financial instruments 217
Corporate governance and controls 17, 247	hierarchy 96
Customers 7	transfers into/out of level one and two 97, 222
Credit card fees 59, 124	transfers into/out of level two and three 98, 222
Credit quality 72	valuation techniques 228
Credit risk:	Fiduciary risk 100, 115
accounting policy 41, 136	Financial assets:
designated at fair value 179

HSBC USA Inc.

reclassification under IFRSs 39	by charge-off (net) 80, 164
Financial highlights metrics 32	by delinquency 78, 162
Financial liabilities:	criticized assets 82, 160
designated at fair value 179	geographic concentration 84
fair value of financial liabilities 218	held for sale 49, 51, 165
Forward looking statements 35	impaired 82, 159
Funding 6, 92	nonperforming 81, 155, 161
Future prospects 38	overall review 50
Gain on instruments designated at fair value and related derivatives 179	purchases from HSBC Finance 198
Gains less losses from securities 61, 150	risk concentration 162
Global Banking and Markets:	troubled debt restructures 155
balance sheet data (IFRSs) 203	Loan impairment charges — see Provision for credit losses
loans and securities reclassified (IFRSs) 203	Loan-to-deposits ratio 34
segment results (IFRSs) 67, 203	Market risk 100, 108
Geographic concentration of receivables 84	Market turmoil:
Goodwill :	current environment 36
accounting policy 139	exposures 37
critical accounting policy 43, 139	impact on liquidity risk 99, 103
Guarantee arrangements 209	structured investment vehicles 208
Impairment:	variable interest entities 207
available-for-sale securities 148	Monoline insurers 37, 69, 89, 150
credit losses 57, 72, 163	Mortgage lending products 53, 152
nonperforming loans 159	Mortgage servicing rights 46, 166
impaired loans 82, 155, 159	Net interest income 54
Income (loss) from financial instruments designated at fair value, net 59, 179	New accounting pronouncement adopted 134
Income statement 124	New accounting pronouncements to be adopted in future periods 117
Intangible assets 166	Off balance sheet arrangements 94
Income taxes:	Operating expenses 62
accounting policy 142	Operational risk 100, 112
critical accounting policy — deferred taxes 47	Other revenue 59
expense 124	Other segment results (IFRSs) 71, 203
Internal control 244	Pension and other postretirement benefits:
Interest rate risk 100, 106	accounting policy 141
Key performance indicators 33	Performance, developments and trends 38
Legal proceedings 31	Pledged assets 214
Leveraged finance transactions 179	Private banking segment results (IFRSs) 70, 203
Liabilities:	Profit (loss) before tax:
commitments, lines of credit 93, 209	by segment — IFRSs 203
deposits 53, 90, 168	consolidated 124
financial liabilities designated at fair value 179	Properties 31
long-term debt 53, 170	Property, plant and equipment:
short-term borrowings 53, 169	accounting policy 139
trading 52, 144	Provision for credit losses 57, 72, 163, 201
Lease commitments 214	Ratios:
Liquidity and capital resources 89	capital 90, 206
Litigation and regulatory matters 232	charge-off (net) 80
Loans:	credit loss reserve related 74
by category 50, 152	delinquency 78
earnings to fixed charges — Exhibit 12
efficiency 34, 63

HSBC USA Inc.

financial 34	commercial banking 66, 203
loans-to-deposits 34	global banking and markets 67, 203
Real estate owned 130, 227	private banking 70, 203
Reconciliation of U.S. GAAP results to IFRSs 39	other 71, 203
Refreshed loan-to-value 51	overall summary 64, 203
Regulation 7	Selected financial data 32
Related party transactions 195	Senior management:
Reputational risk 100, 115	biographies 247
Results of operations 54	Sensitivity:
Retail banking and wealth management segment results (IFRSs) 65, 203	projected net interest income 111
Risks and uncertainties 18, 139	Share-based payments:
Risk elements in the loan portfolio 161	accounting policy 141
Risk factors 18	Statement of changes in shareholders’ equity 128
Risk management:	Statement of changes in comprehensive income 125
credit 99, 102	Statement of income (loss) 124
compliance 100, 114	Strategic risk 100, 116
fiduciary 100, 115	Stress testing 12, 109
interest rate 100, 106	Table of contents 2
liquidity 99, 103	Tax expense 124
market 100, 108	Trading:
operational 100, 112	assets 52, 144
reputational 100, 115	derivatives 52, 144
strategic 100, 116	liabilities 52, 144
Securities:	portfolios 144
fair value 145, 218	Trading revenue (net) 60
impairment 148	Troubled debt restructures 155
maturity analysis 151	Value at risk 109
Segment results — IFRSs basis:	Variable interest entities 207
retail banking and wealth management 65, 203	Unresolved staff comments 30

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 24th day of February 2014.

HSBC USA INC.

By:	/s/ IRENE M. DORNER
Irene M. Dorner
President and Chief Executive Officer
Each person whose signature appears below constitutes and appoints P.D. Schwartz and K. P. Pisarczyk as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 24th day of February 2014.

Signature	Title

/s/ I. M. DORNER	President, Chief Executive Officer, Chairman and Director (as Principal Executive Officer)
(I. M. Dorner)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/S/ J. A. BADER	Director
(J. A. Bader)

/s/ K. M. BLAKELY	Director
(K. M. Blakely)

/s/ W. R. P. DALTON	Director
(W. R. P. Dalton)

/s/ A. DISNEY	Director
(A. Disney)

/s/ R. K. HERDMAN	Director
(R. K. Herdman)

/s/ R. A. JALKUT	Director
(R. A. Jalkut)

/s/ S. MINZBERG	Director
(S. Minzberg)

/s/ N. G. MISTRETTA	Director
(N. G. Mistretta)

/s/ E. K. FERREN	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (as Principal Financial Officer and Principal Accounting Officer)
(E. K. Ferren)

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 24, 2013 (incorporated by reference to Exhibit 3.1 to HSBC USA Inc.'s Current Report on Form 8-K filed April 29, 2013).
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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the year ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheet as of December 31. 2013 and 2012, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the year ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

2.
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.