Form 10-Q
period 2014-03-31
HSBC USA INC /MD/
filed 2014-05-07
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of April 30, 2014, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2014	2013
	(in millions)
Interest income:
Loans	$464	$464
Securities	207	228
Trading assets	48	24
Short-term investments	16	14
Other	10	10
Total interest income	745	740
Interest expense:
Deposits	35	43
Short-term borrowings	9	9
Long-term debt	170	167
Other	12	16
Total interest expense	226	235
Net interest income	519	505
Provision for credit losses	16	21
Net interest income after provision for credit losses	503	484
Other revenues:
Credit card fees	14	13
Other fees and commissions	173	170
Trust income	31	32
Trading revenue	133	164
Net other-than-temporary impairment losses(1)	(2)	—
Other securities gains, net	22	131
Servicing and other fees from HSBC affiliates	47	54
Residential mortgage banking revenue	48	46
Gain (loss) on instruments designated at fair value and related derivatives	28	(27)
Other income	6	9
Total other revenues	500	592
Operating expenses:
Salaries and employee benefits	215	252
Support services from HSBC affiliates	354	324
Occupancy expense, net	57	59
Other expenses	124	133
Total operating expenses	750	768
Income before income tax expense	253	308
Income tax expense	149	125
Net income	$104	$183

(1)
During the three months ended March 31, 2014, other-than-temporary impairment ("OTTI") losses on securities held-to-maturity totaling $2 million was recognized in other revenues. There were no losses in the non-credit component of such impaired securities reflected in accumulated other comprehensive income ("AOCI"), net of tax. During the three months ended March 31, 2013, there were no OTTI losses on securities recognized in other revenues and no OTTI loss on securities were recognized in the non-credit component in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended March 31,	2014	2013
	(in millions)
Net income	$104	$183
Net change in unrealized gains (losses), net of tax:
Securities available-for-sale	130	(150)
Other-than-temporarily impaired debt securities held-to-maturity	1	—
Derivatives designated as cash flow hedges	(20)	23
Total other comprehensive income (loss)	111	(127)
Comprehensive income	$215	$56

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2014	December 31, 2013
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,155	$961
Interest bearing deposits with banks	23,466	19,614
Securities purchased under agreements to resell	1,352	2,119
Trading assets	27,336	28,894
Securities available-for-sale	53,588	54,906
Securities held-to-maturity (fair value of $1.4 billion and $1.5 billion at March 31, 2014 and December 31, 2013, respectively)	1,285	1,358
Loans	68,897	67,695
Less – allowance for credit losses	574	606
Loans, net	68,323	67,089
Loans held for sale (includes $753 million and $58 million designated under fair value option at March 31, 2014 and December 31, 2013, respectively)	969	230
Properties and equipment, net	259	269
Intangible assets, net	262	295
Goodwill	1,612	1,612
Other assets	7,567	8,140
Total assets	$187,174	$185,487
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$28,243	$29,707
Interest bearing (includes $7.6 billion and $7.7 billion designated under fair value option at March 31, 2014 and December 31, 2013, respectively)	62,437	62,903
Deposits in foreign offices:
Noninterest bearing	1,331	1,364
Interest bearing	13,520	18,634
Total deposits	105,531	112,608
Short-term borrowings	28,767	19,135
Long-term debt (includes $7.7 billion and $7.6 billion designated under fair value option at March 31, 2014 and December 31, 2013, respectively)	22,953	22,847
Total debt	157,251	154,590
Trading liabilities	9,349	10,875
Interest, taxes and other liabilities	3,907	3,558
Total liabilities	170,507	169,023
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at March 31, 2014 and December 31, 2013)	—	—
Additional paid-in capital	14,112	14,106
Retained earnings	1,038	952
Accumulated other comprehensive income (loss)	(48)	(159)
Total common shareholder’s equity	15,102	14,899
Total shareholders’ equity	16,667	16,464
Total liabilities and shareholders’ equity	$187,174	$185,487

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of March 31, 2014 and December 31, 2013 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 16, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	March 31, 2014	December 31, 2013
	(in millions)
Assets
Interest bearing deposits with banks	$3	$5
Securities held-to-maturity	180	200
Other assets	479	502
Total assets	$662	$707
Liabilities
Long-term debt	92	92
Interest, taxes and other liabilities	80	93
Total liabilities	$172	$185

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31,	2014	2013
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,106	14,123
Other	6	(36)
Balance at end of period	14,112	14,087
Retained earnings
Balance at beginning of period	952	1,363
Net income	104	183
Cash dividends declared on preferred stock	(18)	(18)
Balance at end of period	1,038	1,528
Accumulated other comprehensive income (loss)
Balance at beginning of period	(159)	785
Other comprehensive income (loss), net of tax	111	(127)
Balance at end of period	(48)	658
Total common shareholder's equity	$15,102	$16,273
Total shareholders’ equity	$16,667	$17,838

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$104	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	83
Provision for credit losses	16	21
Realized gains on securities available-for-sale	(22)	(123)
Realized (gains) losses on securities held-to-maturity	2	(8)
Net change in other assets and liabilities	743	365
Net change in loans held for sale:
Originations of loans	(376)	(650)
Sales and collection of loans held for sale	385	804
Net change in trading assets and liabilities	32	1,005
Lower of amortized cost or fair value adjustments on loans held for sale	1	3
Loss (gain) on instruments designated at fair value and related derivatives	(28)	27
Net cash provided by (used in) operating activities	889	1,710
Cash flows from investing activities
Net change in interest bearing deposits with banks	(3,852)	(3,780)
Net change in securities purchased under agreements to resell	767	(3,212)
Securities available-for-sale:
Purchases of securities available-for-sale	(5,783)	(6,357)
Proceeds from sales of securities available-for-sale	6,855	12,378
Proceeds from maturities of securities available-for-sale	701	1,909
Securities held-to-maturity:
Proceeds from sales of securities held-to-maturity	—	79
Proceeds from maturities of securities held-to-maturity	75	116
Change in loans:
Originations, net of collections	(2,014)	222
Loans sold to third parties	11	475
Net cash used for acquisitions of properties and equipment	(5)	(6)
Other, net	—	(15)
Net cash provided by (used in) investing activities	(3,245)	1,809
Cash flows from financing activities
Net change in deposits	(7,147)	(716)
Debt:
Net change in short-term borrowings	9,632	(3,131)
Issuance of long-term debt	767	1,203
Repayment of long-term debt	(690)	(942)
Other increases (decreases) in capital surplus	6	(36)
Dividends paid	(18)	(18)
Net cash provided by (used in) financing activities	2,550	(3,640)
Net change in cash and due from banks	194	(121)
Cash and due from banks at beginning of period	961	1,359
Cash and due from banks at end of period	$1,155	$1,238

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Presentation	8	11	Accumulated Other Comprehensive Income (Loss)	37
2	Trading Assets and Liabilities	9	12	Pension and Other Postretirement Benefits	38
3	Securities	10	13	Related Party Transactions	39
4	Loans	15	14	Business Segments	42
5	Allowance for Credit Losses	25	15	Retained Earnings and Regulatory Capital Requirements	44
6	Loans Held for Sale	26	16	Variable Interest Entities	45
7	Intangible Assets	27	17	Guarantee Arrangements, Pledged Assets and Collateral	47
8	Goodwill	28	18	Fair Value Measurements	53
9	Derivative Financial Instruments	28	19	Litigation and Regulatory Matters	69
10	Fair Value Option	35	20	New Accounting Pronouncements	71

1.	Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we", "us" or "our". These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.
On January 1, 2014, we adopted new accounting guidance on the presentation of Low Income Housing Tax Credit ("LIHTC") investments and related tax benefits. See Note 20, "New Accounting Pronouncements," for further details and related impacts.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following.

	March 31, 2014	December 31, 2013
	(in millions)
Trading assets:
U.S. Treasury	$2,140	$1,344
U.S. Government agency issued or guaranteed	17	19
U.S. Government sponsored enterprises(1)	64	159
Obligations of U.S. states and political subdivisions	25	25
Asset backed securities	484	481
Corporate and foreign bonds	10,265	9,099
Other securities	21	25
Precious metals	10,332	11,751
Derivatives	3,988	5,991
	$27,336	$28,894
Trading liabilities:
Securities sold, not yet purchased	$434	$308
Payables for precious metals	3,926	3,826
Derivatives	4,989	6,741
	$9,349	$10,875

(1)
Includes mortgage backed securities of $38 million and $133 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") and $26 million and $26 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, the fair value of derivatives included in trading assets has been reduced by $3,247 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2014 and December 31, 2013, the fair value of derivatives included in trading liabilities has been reduced by $1,945 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following.

March 31, 2014	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$27,599	$—	$388	$(73)	$27,914
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	164	—	—	(8)	156
Collateralized mortgage obligations	40	—	—	(1)	39
Direct agency obligations	4,107	—	247	(12)	4,342
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,280	—	36	(239)	10,077
Collateralized mortgage obligations	5,210	—	14	(121)	5,103
Obligations of U.S. states and political subdivisions	741	—	13	(17)	737
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	95	—	1	—	96
Home equity	253	—	—	(33)	220
Other	103	—	—	(9)	94
Foreign debt securities(2)	4,649	—	9	(12)	4,646
Equity securities	165	—	2	(4)	163
Total available-for-sale securities	$53,407	$—	$710	$(529)	$53,588
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$805	$—	$84	$—	$889
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	50	—	9	—	59
Collateralized mortgage obligations	204	—	23	—	227
Obligations of U.S. states and political subdivisions	28	—	1	—	29
Asset-backed securities collateralized by residential mortgages	18	—	1	—	19
Asset-backed securities and other debt securities held by a consolidated VIE(4)	281	(101)	30	—	210
Total held-to-maturity securities	$1,386	$(101)	$148	$—	$1,433

HSBC USA Inc.

December 31, 2013	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$27,716	$—	$391	$(113)	$27,994
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	159	—	—	(14)	145
Collateralized mortgage obligations	41	—	—	(1)	40
Direct agency obligations	4,115	—	225	(16)	4,324
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,304	—	40	(342)	10,002
Collateralized mortgage obligations	6,584	—	17	(154)	6,447
Obligations of U.S. states and political subdivisions	755	—	12	(25)	742
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	125	—	1	—	126
Home equity	263	—	—	(36)	227
Other	100	—	—	(6)	94
Foreign debt securities(2)	4,607	—	10	(15)	4,602
Equity securities	165	—	2	(5)	162
Total available-for-sale securities	$54,935	$—	$698	$(727)	$54,906
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$845	$—	$88	$—	$933
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	52	—	8	—	60
Collateralized mortgage obligations	214	—	24	—	238
Obligations of U.S. states and political subdivisions	29	—	1	—	30
Asset-backed securities collateralized by residential mortgages	18	—	1	—	19
Asset-backed securities and other debt securities held by a consolidated VIE(4)	304	(104)	19	—	219
Total held-to-maturity securities	$1,462	$(104)	$141	$—	$1,499

(1)
Includes securities at amortized cost of $171 million and $167 million issued or guaranteed by FNMA at March 31, 2014 and December 31, 2013, respectively, and $33 million and $33 million issued or guaranteed by FHLMC at March 31, 2014 and December 31, 2013, respectively.

(2)
At March 31, 2014 and December 31, 2013, foreign debt securities consisted of $1,232 million and $1,101 million, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $378 million and $398 million issued or guaranteed by FNMA at March 31, 2014 and December 31, 2013, respectively, and $427 million and $447 million issued and guaranteed by FHLMC at March 31, 2014 and December 31, 2013, respectively.

(4)
Relates to securities held by Bryant Park Funding LLC ("Bryant Park"), a variable interest entity which was consolidated in the second quarter of 2013. See Note 16, "Variable Interest Entities" for additional information.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of March 31, 2014 and December 31, 2013 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
March 31, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	18	$(52)	$9,246	5	$(21)	$507
U.S. Government sponsored enterprises	19	(4)	234	24	(17)	462
U.S. Government agency issued or guaranteed	138	(354)	7,557	12	(6)	137
Obligations of U.S. states and political subdivisions	40	(11)	324	9	(6)	106
Asset backed securities	4	(9)	115	10	(33)	230
Foreign debt securities	2	—	245	7	(12)	2,863
Equity securities	1	(4)	155	—	—	—
Securities available-for-sale	222	$(434)	$17,876	67	$(95)	$4,305
Securities held-to-maturity:
U.S. Government sponsored enterprises	15	$—	$—	49	$—	$—
U.S. Government agency issued or guaranteed	74	—	—	843	—	2
Obligations of U.S. states and political subdivisions	1	—	1	4	—	2
Securities held-to-maturity	90	$—	$1	896	$—	$4

	One Year or Less			Greater Than One Year
December 31, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	22	$(82)	$16,958	6	$(31)	$630
U.S. Government sponsored enterprises	23	(12)	400	20	(19)	356
U.S. Government agency issued or guaranteed	170	(494)	10,243	5	(2)	23
Obligations of U.S. states and political subdivisions	42	(19)	330	5	(6)	65
Asset backed securities	3	(6)	115	10	(36)	237
Foreign debt securities	1	—	50	7	(15)	2,916
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	262	$(618)	$28,250	53	$(109)	$4,227
Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$—	$—	48	$—	$—
U.S. Government agency issued or guaranteed	79	—	—	859	—	2
Obligations of U.S. states and political subdivisions	7	—	4	2	—	1
Securities held-to-maturity	99	$—	$4	909	$—	$3

HSBC USA Inc.

Net unrealized gains and losses increased within the available-for-sale portfolio in the first quarter of 2014 due to sales of U.S. government agency mortgage-backed securities that were in a net unrealized loss position at December 31, 2013 and a decrease in yields on U.S. Government agency securities and U.S. Treasury securities during the quarter.
We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. As a result of consolidating Bryant Park during the second quarter of 2013, we had held-to-maturity asset backed securities that were previously determined to be other-than-temporarily impaired which totaled $180 million and $200 million at March 31, 2014 and December 31, 2013, respectively. We do not consider any other debt securities to be other-than-temporarily impaired at March 31, 2014 as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For a complete description of the factors considered when analyzing debt securities for impairment, see Note 5, "Securities" in our 2013 Form 10-K. There have been no material changes in our process for assessing impairment during 2014.
During the three months ended March 31, 2014, none of our debt securities were determined to have initial other-than-temporary impairment while one of our debt securities, which was held by Bryant Park, was determined to have a change to its previous other-than-temporary impairment estimate related to the credit component. The additional credit loss associated with the impaired debt security, which reflects the excess of amortized cost over the present value of expected future cash flows, was $2 million and was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income.
During the three months ended March 31, 2013, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
At March 31, 2014 and December 31, 2013, the excess of discounted future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporary impaired securities which is recognized in accumulated other comprehensive income (loss), was $101 million and $104 million, respectively.

HSBC USA Inc.

The following table summarizes the rollforward of credit losses on debt securities that were other-than-temporarily impaired which have previously been recognized in income that we do not intend to sell nor will likely be required to sell:

Three Months Ended March 31,	2014	2013
	(in millions)
Credit losses at the beginning of the period	$61	$—
Increase in credit losses for which an other-than-temporary impairment was previously recognized	2	—
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$63	$—
At March 31, 2014, we held 21 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $315 million of the total aggregate fair value of asset-backed securities of $411 million at March 31, 2014. The gross unrealized losses on these monoline wrapped securities were $42 million at March 31, 2014. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of March 31, 2014 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $95 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at March 31, 2014.
At December 31, 2013, we held 22 individual asset-backed securities in the available-for-sale portfolio, of which 8 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $321 million of the total aggregate fair value of asset-backed securities of $448 million at December 31, 2013. The gross unrealized losses on these monoline wrapped securities were $42 million at December 31, 2013. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2013 and, therefore, we only considered the financial guarantee of monoline insurers on securities with a fair value of $98 million for purposes of evaluating other-than-temporary impairment. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at December 31, 2013.
As discussed above, certain asset-backed securities in the available-for-sale portfolio have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. We did not consider the value of the monoline wrap of any non-investment grade monoline insurer at March 31, 2014 and December 31, 2013. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.
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
Realized Gains (Losses) The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2014	2013
	(in millions)
Gross realized gains	$43	$124
Gross realized losses	(21)	(1)
Net realized gains	$22	$123
During the first quarter of 2014, we recognized a loss of $2 million due to an other-than-temporary impairment credit loss on securities held-to-maturity, as discussed above. During the first quarter of 2013, we sold six asset-backed securities out of our

HSBC USA Inc.

held-to-maturity portfolio with a total carrying value of $71 million and recognized a gain of $8 million. These sales were in response to the significant credit deterioration which had occurred on these securities which had been classified as substandard for regulatory reporting purposes and, therefore, these disposals did not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2014 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2014, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2014. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,224.34%		$21,867.71%		$2,723	2.82%	$1,785	3.98%
U.S. Government sponsored enterprises	—	—	980	2.42	2,597	3.37	734	3.88
U.S. Government agency issued or guaranteed	—	—	13	4.23	85	2.40	15,392	2.83
Obligations of U.S. states and political subdivisions	—	—	101	3.98	305	3.31	335	3.46
Asset backed securities	—	—	1	1.86	10.37		441	2.49
Foreign debt securities	636	3.01	4,013	1.94	—	—	—	—
Total amortized cost	$1,860	1.26%	$26,975.97%		$5,720	3.09%	$18,687	2.99%
Total fair value	$1,863		$27,009		$6,023		$18,530
Held-to-maturity:
U.S. Government sponsored enterprises	$1	7.79%	$—	—%	$2	8.03%	$802	6.14%
U.S. Government agency issued or guaranteed	—	—	1	7.62	2	7.73	251	6.50
Obligations of U.S. states and political subdivisions	5	5.30	10	4.56	6	3.95	7	5.05
Asset backed securities	—	—	—	—	—	—	18	6.20
Asset backed securities issued by consolidated VIE	—	—	—	—	63.33		117.33
Total amortized cost	$6	5.63%	$11	4.92%	$73	1.02%	$1,195	5.64%
Total fair value	$5		$12		$76		$1,340

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $139 million and $483 million, respectively, were included in other assets at both March 31, 2014 and December 31, 2013.
4. Loans

Loans consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Commercial loans:
Construction and other real estate	$9,165	$9,034
Business and corporate banking	15,698	14,446
Global banking(1)	21,979	21,625
Other commercial	3,051	3,389
Total commercial	49,893	48,494
Consumer loans:
Residential mortgages	15,900	15,826
Home equity mortgages	1,938	2,011
Credit cards	683	854
Other consumer	483	510
Total consumer	19,004	19,201
Total loans	$68,897	$67,695

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. Dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,277 million and $5,328 million at March 31, 2014 and December 31, 2013, respectively. See Note 13, "Related Party Transactions" for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $9 million and $23 million at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014 and December 31, 2013, we had a net unamortized premium on our loans of $15 million and $16 million, respectively. We amortized net premiums of less than $1 million and $2 million on our loans in March 31, 2014 and 2013, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2014 and December 31, 2013. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At March 31, 2014	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$8	$30	$38	$9,127	$9,165
Business and corporate banking	17	27	44	15,654	15,698
Global banking	—	3	3	21,976	21,979
Other commercial	26	—	26	3,025	3,051
Total commercial	51	60	111	49,782	49,893
Consumer loans:
Residential mortgages	366	996	1,362	14,538	15,900
Home equity mortgages	22	53	75	1,863	1,938
Credit cards	12	14	26	657	683
Other consumer	10	12	22	461	483
Total consumer	410	1,075	1,485	17,519	19,004
Total loans	$461	$1,135	$1,596	$67,301	$68,897

	Past Due		Total Past Due 30 Days or More
At December 31, 2013	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$6	$58	$64	$8,970	$9,034
Business and corporate banking	48	36	84	14,362	14,446
Global banking	8	3	11	21,614	21,625
Other commercial	27	9	36	3,353	3,389
Total commercial	89	106	195	48,299	48,494
Consumer loans:
Residential mortgages	443	1,037	1,480	14,346	15,826
Home equity mortgages	28	59	87	1,924	2,011
Credit cards	16	14	30	824	854
Other consumer	12	13	25	485	510
Total consumer	499	1,123	1,622	17,579	19,201
Total loans	$588	$1,229	$1,817	$65,878	$67,695

(1)	Loans less than 30 days past due are presented as current.
Nonaccrual Loans  Nonaccrual loans totaled $1,175 million and $1,305 million at March 31, 2014 and December 31, 2013, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $28 million and $31 million in the three months ended March 31, 2014 and 2013, respectively. Interest income that was included in interest income on these loans was $12 million and $5 million in the three months ended March 31, 2014 and 2013, respectively. For an analysis of reserves for credit losses, see Note 5, "Allowance for Credit Losses."

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$32	$44
Other real estate	62	122
Business and corporate banking	21	21
Global banking	—	65
Other commercial	3	2
Total commercial	118	254
Consumer:
Residential mortgages	907	949
Home equity mortgages	71	77
Total residential mortgages(1)(2)(3)	978	1,026
Total consumer loans	978	1,026
Nonaccrual loans held for sale	79	25
Total nonaccruing loans	1,175	1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	6	5
Other commercial	1	1
Total commercial	7	6
Consumer:
Credit card receivables	14	14
Other consumer	13	14
Total consumer loans	27	28
Total accruing loans contractually past due 90 days or more	34	34
Total nonperforming loans	$1,209	$1,339

(1)
At March 31, 2014 and December 31, 2013, residential mortgage loan nonaccrual balances include $853 million and $866 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe

HSBC USA Inc.

we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. Since 2012, there have been no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about receivables which were modified during the three months ended March 31, 2014 and 2013 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2014	2013
	(in millions)
Commercial loans:
Business and corporate banking	10	4
Total commercial	10	4
Consumer loans:
Residential mortgages	34	44
Credit cards	2	—
Total consumer	36	44
Total	$46	$48
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2014 and 2013 was 1.50 percent and 1.99 percent. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.
The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	March 31, 2014	December 31, 2013
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$236	$292
Business and corporate banking	17	21
Global banking	—	51
Other commercial	10	25
Total commercial	263	389
Consumer loans:
Residential mortgages(3)	939	973
Credit cards	9	8
Total consumer	948	981
Total TDR Loans(4)	$1,211	$1,370

HSBC USA Inc.

	March 31, 2014	December 31, 2013
	(in millions)
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$7	$16
Business and corporate banking	1	1
Total commercial	8	17
Consumer loans:
Residential mortgages	62	68
Credit cards	2	2
Total consumer	64	70
Total allowance for credit losses for TDR Loans	$72	$87

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $46 million and $92 million at March 31, 2014 and December 31, 2013, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	March 31, 2014	December 31, 2013
	(in millions)
Commercial loans:
Construction and other real estate	$256	$309
Business and corporate banking	48	60
Global banking	—	51
Other commercial	10	28
Total commercial	314	448
Consumer loans:
Residential mortgages	1,121	1,153
Credit cards	9	8
Total consumer	1,130	1,161
Total	$1,444	$1,609

(3)
Includes $718 million and $706 million at March 31, 2014 and December 31, 2013, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes $362 million and $458 million at March 31, 2014 and December 31, 2013, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Three Months Ended March 31,	2014	2013
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$264	$320
Business and corporate banking	19	60
Global banking	25	—
Other commercial	18	31
Total commercial	326	411
Consumer loans:
Residential mortgages	941	849
Credit cards	8	14
Total consumer	949	863
Total average balance of TDR Loans	$1,275	$1,274
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$6	$2
Other commercial	—	1
Total commercial	6	3
Consumer loans:
Residential mortgages	9	8
Total consumer	9	8
Total interest income recognized on TDR Loans	$15	$11
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$12	$2
Total commercial	12	2
Consumer loans:
Residential mortgages	8	13
Credit cards	—	1
Total consumer	8	14
Total	$20	$16

HSBC USA Inc.

Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At March 31, 2014
Construction and other real estate	$56	$204	$260	$9
Business and corporate banking	19	10	29	4
Global banking	—	—	—	—
Other commercial	1	19	20	1
Total	$76	$233	$309	$14
At December 31, 2013
Construction and other real estate	$122	$211	$333	$32
Business and corporate banking	28	12	40	3
Global banking	14	51	65	5
Other commercial	1	42	43	—
Total	$165	$316	$481	$40

(1)	Includes impaired commercial loans that are also considered TDR Loans which totaled $263 million and $389 million at March 31, 2014 and December 31, 2013, respectively.

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

	March 31, 2014	December 31, 2013
	(in millions)
Construction and other real estate	$289	$380
Business and corporate banking	71	91
Global banking	—	123
Other commercial	20	47
Total	$380	$641
The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Three Months Ended March 31,	2014	2013
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$297	$445
Business and corporate banking	35	77
Global banking	33	18
Other commercial	32	75
Total average balance of impaired commercial loans	$397	$615
Interest income recognized on impaired commercial loans:
Construction and other real estate	$6	$3
Other commercial	—	1
Total interest income recognized on impaired commercial loans	$6	$4

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following table summarizes criticized assets for commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2014
Construction and other real estate	$392	$299	$7	$698
Business and corporate banking	749	217	3	969
Global banking	198	76	—	274
Other commercial	67	10	—	77
Total	$1,406	$602	$10	$2,018
At December 31, 2013
Construction and other real estate	$351	$346	$30	$727
Business and corporate banking	557	156	2	715
Global banking	367	112	5	484
Other commercial	79	33	—	112
Total	$1,354	$647	$37	$2,038
Nonperforming  The following table summarizes the status of our commercial loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2014
Commercial:
Construction and other real estate	$9,071	$94	$—	$9,165
Business and corporate banking	15,671	21	6	15,698
Global banking	21,979	—	—	21,979
Other commercial	3,047	3	1	3,051
Total commercial	$49,768	$118	$7	$49,893
At December 31, 2013
Commercial:
Construction and other real estate	$8,868	$166	$—	$9,034
Business and corporate banking	14,420	21	5	14,446
Global banking	21,560	65	—	21,625
Other commercial	3,386	2	1	3,389
Total commercial	$48,234	$254	$6	$48,494

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2014
Construction and other real estate	$6,602	$2,563	$9,165
Business and corporate banking	8,199	7,499	15,698
Global banking	19,011	2,968	21,979
Other commercial	1,500	1,551	3,051
Total commercial	$35,312	$14,581	$49,893
At December 31, 2013
Construction and other real estate	$6,069	$2,965	$9,034
Business and corporate banking	7,279	7,167	14,446
Global banking	18,636	2,989	21,625
Other commercial	1,583	1,806	3,389
Total commercial	$33,567	$14,927	$48,494

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	March 31, 2014		December 31, 2013
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgages	$1,132	7.10%	$1,208	7.59%
Home equity mortgages	59	3.04	68	3.38
Total residential mortgages(1)	1,191	6.66	1,276	7.11
Credit cards	19	2.78	21	2.46
Other consumer	17	3.11	19	3.32
Total consumer	$1,227	6.42%	$1,316	6.80%

(1)
At March 31, 2014 and December 31, 2013, residential mortgage loan delinquency includes $1,041 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC USA Inc.

Nonperforming   The following table summarizes the status of our consumer loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2014
Consumer:
Residential mortgages	$14,993	$907	$—	$15,900
Home equity mortgages	1,867	71	—	1,938
Total residential mortgages	16,860	978	—	17,838
Credit cards	669	—	14	683
Other consumer	470	—	13	483
Total consumer	$17,999	$978	$27	$19,004
At December 31, 2013
Consumer:
Residential mortgages	$14,877	$949	$—	$15,826
Home equity mortgages	1,934	77	—	2,011
Total residential mortgages	16,811	1,026	—	17,837
Credit cards	840	—	14	854
Other consumer	496	—	14	510
Total consumer	$18,147	$1,026	$28	$19,201
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At March 31, 2014 and December 31, 2013, our loan portfolio included interest-only residential mortgage loans totaling $3,679 million and $3,643 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended March 31, 2014 and 2013:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	2	19	7	(4)	(16)	2	5	1	16
Charge offs	(19)	(5)	(8)	—	(17)	(5)	(11)	(2)	(67)
Recoveries	2	3	—	3	3	6	1	1	19
Net (charge offs) recoveries	(17)	(2)	(8)	3	(14)	1	(10)	(1)	(48)
Allowance for credit losses – end of period	$93	$129	$67	$19	$156	$52	$45	$13	$574
Ending balance: collectively evaluated for impairment	$84	$126	$67	$18	$96	$50	$43	$13	$497
Ending balance: individually evaluated for impairment	9	3	—	1	60	2	2	—	77
Total allowance for credit losses	$93	$129	$67	$19	$156	$52	$45	$13	$574

Loans:
Collectively evaluated for impairment	$8,905	$15,681	$21,979	$3,031	$14,082	$1,919	$674	$483	$66,754
Individually evaluated for impairment(1)	260	17	—	20	202	19	9	—	527
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,616	—	—	—	1,616
Total loans	$9,165	$15,698	$21,979	$3,051	$15,900	$1,938	$683	$483	$68,897

Three Months Ended March 31, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged (credited) to income	9	2	(1)	—	(3)	17	(2)	(1)	21
Charge offs	(58)	(6)	—	—	(16)	(12)	(12)	(6)	(110)
Recoveries	3	3	—	—	1	—	1	2	10
Net (charge offs) recoveries	(55)	(3)	—	—	(15)	(12)	(11)	(4)	(100)
Allowance for credit losses – end of period	$116	$96	$40	$17	$192	$50	$42	$15	$568
Ending balance: collectively evaluated for impairment	$89	$88	$40	$17	$115	$47	$37	$15	$448
Ending balance: individually evaluated for impairment	27	8	—	—	77	3	5	—	120
Total allowance for credit losses	$116	$96	$40	$17	$192	$50	$42	$15	$568

Loans:
Collectively evaluated for impairment	$7,926	$12,678	$19,700	$2,803	$13,962	$2,215	$736	$578	$60,598
Individually evaluated for impairment(1)	393	47	18	74	216	21	13	—	782
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,552	—	—	—	1,552
Total loans	$8,319	$12,725	$19,718	$2,877	$15,730	$2,236	$749	$578	$62,932

(1)
For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $718 million and $632 million at March 31, 2014 and 2013, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Commercial loans	$864	$76
Consumer loans:
Residential mortgages	42	91
Other consumer	63	63
Total consumer	105	154
Total loans held for sale	$969	$230
We originate commercial loans in connection with our participation in a number of syndicated credit facilities. Syndicated loans that are originated with the intent of selling them to unaffiliated third parties are classified as commercial loans held for sale. The fair value of commercial loans held for sale under this program was $753 million and $58 million at March 31, 2014 and December 31, 2013, respectively. We have elected to designate all commercial syndicated loans classified as held for sale at fair value under the fair value option. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes $54 million of global banking loans at March 31, 2014, which were transferred to held for sale during the first quarter of 2014, as well as commercial real estate loans totaling $57 million and $18 million at March 31, 2014 and December 31, 2013, respectively.
We sell all our agency eligible loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $27 million and $46 million at March 31, 2014 and December 31, 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. PHH Mortgage is obligated to purchase agency eligible loans from us as of the earlier of when the customer locks the mortgage loan pricing or when the mortgage loan application is approved. As such, we retain none of the risk of market changes in mortgage rates for these loans.
Other consumer loans held for sale includes certain student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at March 31, 2014, we experienced a decrease in the valuation allowance for consumer loans held for sale during the three months ended March 31, 2014 due primarily to loan sales. The valuation allowance on consumer loans held for sale was $59 million and $77 million at March 31, 2014 and December 31, 2013, respectively.

HSBC USA Inc.

7. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Mortgage servicing rights:
Residential	$205	$227
Commercial	2	10
Total mortgage servicing rights	$207	$237
Purchased credit card relationships	52	54
Favorable lease agreements	3	4
Total intangible assets	$262	$295
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
The following table summarizes the critical assumptions used to calculate the fair value of residential MSRs:

	March 31, 2014	December 31, 2013
Annualized constant prepayment rate ("CPR")	12.7%	11.3%
Constant discount rate	12.9	12.7
Weighted average life	4.9	5.3
The following table summarizes residential MSRs activity:

Three Months Ended March 31,	2014	2013
	(in millions)
Fair value of MSRs:
Beginning balance	$227	$168
Additions related to loan sales	—	6
Changes in fair value due to:
Change in valuation model inputs or assumptions	(12)	26
Customer payments	(10)	(10)
Ending balance	$205	$190
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $26,003 million and $26,951 million at March 31, 2014 and December 31, 2013, respectively.
Servicing fees collected are included in residential mortgage banking revenue and totaled $18 million and $21 million during the three months ended March 31, 2014 and 2013, respectively.

HSBC USA Inc.

During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $43,126 million and $44,039 million at March 31, 2014 and December 31, 2013, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations beginning with May 2013 applications to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
Commercial mortgage servicing rights  Commercial MSRs represent servicing rights associated with commercial mortgage loans originated and sold to FNMA and FHLMC and are accounted for using the lower of amortized cost or fair value method. During the fourth quarter of 2013, we decided to sell $8 million of our commercial mortgage servicing rights and, as a result, we consider these assets held for sale at March 31, 2014. As the estimated sale price of these MSRs was in excess of its carrying amount, these MSRs continue to be carried at amortized cost.
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

8. Goodwill

During the first quarter of 2014, there were no events or changes in circumstances to indicate that it is more likely than not that the fair values of any of our reporting units have reduced below their respective carrying amounts.

9. Derivative Financial Instruments

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

HSBC USA Inc.

	March 31, 2014		December 31, 2013
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$49	$24	$75	$20
Bilateral OTC(2)	86	224	203	192
Interest rate contracts	135	248	278	212

Derivatives accounted for as cash flow hedges(1)
Bilateral OTC(2)	—	17	—	3
Foreign exchange contracts	—	17	—	3

OTC-cleared(2)	14	—	16	—
Bilateral OTC(2)	10	90	16	62
Interest rate contracts	24	90	32	62

Total derivatives accounted for as hedges	159	355	310	277

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	88	33	82	32
OTC-cleared(2)	20,571	21,525	24,218	25,468
Bilateral OTC(2)	29,574	29,397	31,097	30,451
Interest rate contracts	50,233	50,955	55,397	55,951

Exchange-traded(2)	26	11	7	16
Bilateral OTC(2)	13,648	12,519	15,422	14,565
Foreign exchange contracts	13,674	12,530	15,429	14,581

Equity contract - bilateral OTC(2)	1,379	1,379	1,413	1,412

Exchange-traded(2)	52	24	181	6
Bilateral OTC(2)	784	791	1,402	815
Precious metals contracts	836	815	1,583	821

OTC-cleared(2)	600	612	576	604
Bilateral OTC(2)	3,679	3,809	4,079	4,104
Credit contracts	4,279	4,421	4,655	4,708

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	543	88	470	91

Foreign exchange contracts - bilateral OTC(2)	1	35	—	44

Equity contracts - bilateral OTC(2)	758	63	789	148

Precious metals contracts - bilateral OTC(2)	—	26	—	36

Credit contracts - bilateral OTC(2)	7	92	9	11

Total derivatives	71,869	70,759	80,055	78,080

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	63,166	63,166	68,616	68,616
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	3,247	1,945	3,870	2,116
Net amounts of derivative assets / liabilities presented in the balance sheet	5,456	5,648	7,569	7,348

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,129	2,466	1,641	3,094
Net amounts of derivative assets / liabilities	$4,327	$3,182	$5,928	$4,254

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

See Note 17, "Guarantee Arrangements, Pledged Assets and Collateral," for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $1 million during the three months ended March 31, 2014, compared with a decrease in the carrying amount of our debt of $1 million during the three months ended March 31, 2013. We amortized $3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during both the three months ended March 31, 2014 and 2013, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $29 million and $33 million as of March 31, 2014 and December 31, 2013, respectively. Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $176 million during the three months ended March 31, 2014, compared with a decrease in the carrying amount of the securities of $155 million during the three months ended March 31, 2013. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $113 million as of March 31, 2014 compared with a decrease of $84 million as of December 31, 2013.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Three Months Ended March 31, 2014
Interest rate contracts/AFS Securities	$(64)	$(219)	$102	$213	$(6)
Interest rate contracts/subordinated debt	4	(1)	(15)	1	—
Total	$(60)	$(220)	$87	$214	$(6)

Three Months Ended March 31, 2013
Interest rate contracts/AFS Securities	$(56)	$170	$112	$(174)	$(4)
Interest rate contracts/subordinated debt	4	(1)	(14)	1	—
Total	$(52)	$169	$98	$(173)	$(4)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of March 31, 2014 and December 31, 2013, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2014, $1 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss) compared with losses of $4 million during the three months ended March 31, 2013. During the next twelve months, we expect to amortize $8 million of remaining losses to earnings resulting from these terminated and/or de-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in accumulated other comprehensive income (loss) ("AOCI") from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
Three Months Ended March 31,	2014	2013		2014	2013		2014	2013
	(in millions)
Foreign exchange contracts	$1	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(36)	34	Interest income (expense)	(1)	(4)	Other income	—	—
Total	$(35)	$34		$(1)	$(4)		$—	$—

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended March 31,		2014	2013
		(in millions)
Interest rate contracts	Trading revenue	$61	$86
Interest rate contracts	Residential mortgage banking revenue	11	(7)
Foreign exchange contracts	Trading revenue	25	(138)
Equity contracts	Trading revenue	—	(2)
Precious metals contracts	Trading revenue	8	42
Credit contracts	Trading revenue	(7)	147
Total		$98	$128

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
Three Months Ended March 31,		2014	2013
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$116	$(62)
Interest rate contracts	Residential mortgage banking revenue	—	(1)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	4	(31)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	81	314
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	16	—
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	1	1
Credit contracts	Other income	(4)	(1)
Total		$214	$220
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2014, was $4,838 million for which we have posted collateral of $4,052 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2013, was $5,614 million for which we have posted collateral of $5,059 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 17, "Guarantee Arrangements, Pledged Assets and Collateral," for further details.
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

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$34	$144
P-2	1	34	144

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$—	$33
A-1	5	5	38
We would be required to post $6 million of additional collateral on total return swaps if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2014	December 31, 2013
	(in millions)
Interest rate:
Futures and forwards	$165,895	$175,468
Swaps	3,631,662	3,645,085
Options written	47,508	85,021
Options purchased	53,435	87,735
	3,898,500	3,993,309
Foreign Exchange:
Swaps, futures and forwards	819,858	804,278
Options written	111,812	82,817
Options purchased	112,903	84,835
Spot	77,797	52,193
	1,122,370	1,024,123
Commodities, equities and precious metals:
Swaps, futures and forwards	48,920	41,123
Options written	18,007	21,531
Options purchased	28,884	21,723
	95,811	84,377
Credit derivatives	335,725	355,286
Total	$5,452,406	$5,457,095

HSBC USA Inc.

10. Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards ("IFRSs"). We typically have elected to apply fair value option accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply fair value option ("FVO") reporting to commercial syndicated loans held for sale, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans  We elected to apply FVO to certain commercial syndicated loans which are originated with the intent to sell and are included as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of March 31, 2014 and December 31, 2013, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
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
Hybrid Instruments  We elected to apply fair value option accounting to all of our hybrid instruments issued, inclusive of structured notes and structured deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. Cash flows of the hybrid instruments are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
At March 31, 2014
Commercial syndicated loans	$753	$753
Fixed rate long-term debt	1,956	1,750
Hybrid instruments:
Structured deposits	7,637	7,407
Structured notes	5,735	5,455
At December 31, 2013
Commercial syndicated loans	$58	$59
Fixed rate long-term debt	1,893	1,750
Hybrid instruments:
Structured deposits	7,740	7,539
Structured notes	5,693	5,377

HSBC USA Inc.

Components of Gain (Loss) on Instruments at Fair Value and Related Derivatives  Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to interest, credit and other risks as well as the mark-to-market adjustment on derivatives related to the financial instrument designated at fair value and net realized gains or losses on these derivatives. The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO:

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2014
Interest rate and other components(1)	$—	$(82)	$(153)	$(235)
Credit risk component(2)(3)	—	19	26	45
Total mark-to-market on financial instruments designated at fair value	—	(63)	(127)	(190)
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	70	131	201
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$—	$24	$4	$28

Three Months Ended March 31, 2013
Interest rate and other components(1)	$—	$63	$(316)	$(253)
Credit risk component(2)(3)	21	(42)	33	12
Total mark-to-market on financial instruments designated at fair value	21	21	(283)	(241)
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(62)	268	206
Net realized gain on the related long-term debt derivatives	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$13	$(25)	$(15)	$(27)

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)
During the first quarter of 2014, the gain in the credit risk component for long-term debt was attributable to the widening of our own credit spreads, while the loss in the first quarter of 2013 is attributable to the tightening of our own credit spreads

(3)	During the first quarter of 2014 and 2013, the gain in the credit risk component for hybrid instruments was attributable primarily to the widening of credit spreads on structured notes.

HSBC USA Inc.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended March 31,	2014	2013
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$(18)	$992
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $93 million and $(61) million, respectively	144	(82)
Reclassification adjustment for gains realized in net income, net of tax of $(9) million and $(47) million, respectively(1)	(14)	(68)
Total other comprehensive income (loss) for period	130	(150)
Balance at end of period	112	842
Unrealized (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(60)	—
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $1 million(2)	1	—
Total other comprehensive income for period	1	—
Balance at end of period	(59)	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(83)	(201)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $(13) million and $13 million, respectively	(21)	21
Reclassification adjustment for losses realized in net income, net of tax of less than $1 million and $2 million, respectively(3)	1	2
Total other comprehensive income (loss) for period	(20)	23
Balance at end of period	(103)	(178)
Pension and postretirement benefit liability:
Balance at beginning and end of period	2	(6)
Total accumulated other comprehensive income (loss) at end of period	$(48)	$658

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

(2)	Amount reclassified to the carrying value of the debt securities is included in securities held-to-maturity in our consolidated balance sheet.

(3)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

(4)	Amount reclassified to net income is included in salaries and employee benefits in our consolidated statement of income.

HSBC USA Inc.

12. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan  The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to us.

Three Months Ended March 31,	2014	2013
	(in millions)
Service cost – benefits earned during the period	$1	$1
Interest cost on projected benefit obligation	18	17
Expected return on assets	(20)	(20)
Recognized losses	9	13
Pension expense	$8	$11
Pension expense was lower during the three months ended March 31, 2014 mainly due to lower recognized losses. During the first quarter of 2014, an additional contribution of $74 million was made to the Plan.
Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

Three Months Ended March 31,	2014	2013
	(in millions)
Interest cost	$1	$1
Net periodic postretirement benefit cost	$1	$1

HSBC USA Inc.

13. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative, servicing arrangements, information technology, centralized support services, banking and other miscellaneous services. All extensions of credit by (and certain credit exposures of) HSBC Bank USA to other HSBC affiliates (other than Federal Deposit Insurance Corporation ("FDIC") insured banks) are legally required to be secured by eligible collateral. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions:

	March 31, 2014	December 31, 2013
	(in millions)
Assets:
Cash and due from banks	$106	$102
Interest bearing deposits with banks (1)	921	631
Trading assets (2)	15,995	17,082
Loans	5,277	5,328
Other (3)	1,050	1,219
Total assets	$23,349	$24,362
Liabilities:
Deposits	$13,518	$16,936
Trading liabilities (2)	17,833	19,463
Short-term borrowings	1,712	1,514
Long-term debt	3,988	3,987
Other (3)	617	573
Total liabilities	$37,668	$42,473

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $800 million and $500 million at March 31, 2014 and December 31, 2013, respectively.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

Three Months Ended March 31,	2014	2013
	(in millions)
Income/(Expense):
Interest income	$37	$22
Interest expense	(18)	(20)
Net interest income	$19	$2
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance Corporation	$15	$21
HSBC Markets (USA) Inc. ("HMUS")	4	5
Other HSBC affiliates	19	16
Other HSBC affiliates income	9	12
Total affiliate income	$47	$54
Support services from HSBC affiliates:
HSBC Finance Corporation	$(3)	$(4)
HMUS	(53)	(52)
HSBC Technology & Services (USA) ("HTSU")	(253)	(233)
Other HSBC affiliates	(45)	(35)
Total support services from HSBC affiliates	$(354)	$(324)
Stock based compensation expense with HSBC (1)	$(7)	$(9)

(1)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in Salaries and employee benefits in our consolidated statement of income. Employees also may participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 12, "Pension and Other Postretirement Benefits."

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
We have the following funding arrangements available with HSBC affiliates, although there were no outstanding balances at either March 31, 2014 and December 31, 2013:

•	$900 million committed line of credit with HSBC Investment (Bahamas) Limited, which was increased to $1,000 million in April, 2014;

•	$500 million committed line of credit with HSBC; and

•	$150 million uncommitted line of credit with HSBC North America Inc. ("HNAI").
We have also incurred short-term borrowings with certain affiliates, largely related to metals activity. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2014 and December 31, 2013, we have the following loan balances outstanding with HSBC affiliates:

	March 31, 2014	December 31, 2013
	(in millions)
HSBC Finance Corporation	$3,015	$3,015
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	931	199
HSBC Bank Brasil S.A.	1,000	1,000
Other short-term affiliate lending	331	1,114
Total assets	$5,277	$5,328

HSBC USA Inc.

HSBC Finance Corporation - We have extended a $5.0 billion, 364 day uncommitted unsecured revolving credit agreement to HSBC Finance which allows for borrowings with maturities of up to 15 years. At both March 31, 2014 and December 31, 2013, $3.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either March 31, 2014 or December 31, 2013. This credit facility expires in May 2017.
HMUS and subsidiaries - We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $6.7 billion and $3.8 billion at March 31, 2014 and December 31, 2013, respectively, of which $931 million and $199 million, respectively, was outstanding. The outstanding balances mature at various stages between 2014 and 2015.
HSBC Bank Brasil S.A. - We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.5 billion at both March 31, 2014 and December 31, 2013, of which $1.0 billion was outstanding at both March 31, 2014 and December 31, 2013. The outstanding balances mature at various stages between 2014 and 2015.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either March 31, 2014 and December 31, 2013.
Other short-term affiliate lending - In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2014 and December 31, 2013, there were $331 million and $1,114 million of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by our affiliate, in relation to assets originated in the U.S. region. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $2.3 billion as of March 31, 2014, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates. The notional value of derivative contracts related to these contracts was approximately $1,134.4 billion and $1,210.6 billion at March 31, 2014 and December 31, 2013, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $319 million and $845 million at March 31, 2014 and December 31, 2013, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in Servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in Support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $944 million and $983 million at March 31, 2014 and December 31, 2013) that we purchased from HSBC Finance in 2003 and 2004.

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services that are centralized within HTSU. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in Support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them. The fees we receive from HTSU are included in Servicing and other fees from HSBC affiliates.

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

HSBC USA Inc.

Other Transactions with HSBC Affiliates
We also received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates was $14 million and $12 million for the three months ended March 31, 2014 and 2013, respectively.

14. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2013 Form 10-K.
Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis ("IFRSs Basis") as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report financial information to our parent, HSBC, in accordance with IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.
A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented in Note 25, "Business Segments," in our 2013 Form 10-K. There have been no significant changes since December 31, 2013 in the differences between U.S. GAAP and IFRSs impacting our results.

HSBC USA Inc.

The following table summarizes the results for each segment on an IFRSs basis, as well as provides a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals.

	IFRSs Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(4)	IFRSs Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2014
Net interest income(1)	$198	$187	$97	$49	$(13)	$(5)	$513	$(15)	$21	$519
Other operating income	113	68	294	25	25	5	530	(4)	(26)	500
Total operating income	311	255	391	74	12	—	1,043	(19)	(5)	1,019
Loan impairment charges(3)	2	7	15	(5)	—	—	19	4	(7)	16
	309	248	376	79	12	—	1,024	(23)	2	1,003
Operating expenses(2)	279	158	239	55	25	—	756	(8)	2	750
Profit before income tax expense	$30	$90	$137	$24	$(13)	$—	$268	$(15)	$—	$253
Balances at end of period:
Total assets	$19,143	$25,594	$181,545	$8,231	$723	$—	$235,236	$(47,888)	$(174)	$187,174
Total loans, net	16,177	24,509	17,485	6,022	—	—	64,193	1,411	2,719	68,323
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	30,206	21,254	30,126	12,529	—	—	94,115	(3,247)	14,663	105,531
Three Months Ended March 31, 2013
Net interest income(1)	$215	$170	$109	$45	$(14)	$(4)	$521	$(17)	$1	$505
Other operating income	107	65	382	28	(17)	4	569	26	(3)	592
Total operating income	322	235	491	73	(31)	—	1,090	9	(2)	1,097
Loan impairment charges(3)	32	14	3	1	—	—	50	(23)	(6)	21
	290	221	488	72	(31)	—	1,040	32	4	1,076
Operating expenses(2)	291	162	230	60	21	—	764	—	4	768
Profit before income tax expense	$(1)	$59	$258	$12	$(52)	$—	$276	$32	$—	$308
Balances at end of period:
Total assets	$19,634	$20,919	$204,160	$7,831	$164	$—	$252,708	$(63,415)	$92	$189,385
Total loans, net	16,747	19,449	17,063	5,722	—	—	58,981	1,194	2,189	62,364
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	34,253	21,464	32,476	12,941	—	—	101,134	(5,319)	21,234	117,049

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

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments' net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting.

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

HSBC USA Inc.

15. Retained Earnings and Regulatory Capital Requirements

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
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Capital Amount	Well-Capitalized Minimum Ratio(1)	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio		Actual Ratio(2)
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,639		16.05%	$20,242	10.00%		16.36%
HSBC Bank USA	22,267	10.00%	18.18	21,324	10.00		18.03
Tier 1 capital ratio:
HSBC USA Inc.	14,964		11.63	14,409	6.00		11.65
HSBC Bank USA	16,732	8.00	13.66	15,763	6.00		13.33
Common equity Tier 1 ratio(3):
HSBC USA Inc.	13,486		10.48	12,301	5.00	(4)	9.94
HSBC Bank USA	16,732	6.50	13.66	15,763	5.00		13.33
Tier 1 leverage ratio:
HSBC USA Inc.	14,964		8.16	14,409	3.00	(5)	7.90
HSBC Bank USA	16,732	5.00	9.49	15,763	5.00		9.06
Risk weighted assets:
HSBC USA Inc.	128,633			123,737
HSBC Bank USA	122,505			118,285

(1)
HSBC Bank USA is categorized as "well-capitalized," as defined by its principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. As previously discussed, the minimum regulatory ratios for a depository institution to be well-capitalized will increase in 2015 under Basel III, and the new ratios are shown above. There is no definition of a well-capitalized bank holding company under Basel III.

(2)	At December 31, 2013, capital ratios were reported according to Basel I rules and reflect the impact of the U.S. market risk final rule (known in the industry as Basel 2.5).

(3)	Basel III introduces the common equity Tier 1 ratio. For December 31, 2013, the ratios presented are the Tier 1 common ratio calculated under Basel I.

(4)
There was no Tier 1 common ratio component in the definition of a well-capitalized bank holding company under Basel I. The ratio shown is the required minimum Tier 1 common ratio, calculated under Basel I, as included in the Federal Reserve Board's final rule regarding capital plans for U.S. bank holding companies with total consolidated assets of $50 billion or more.

(5)	There was no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company under Basel I. The ratio shown is the minimum required ratio.
In 2013, U.S. regulators issued a final rule implementing the Basel III capital framework in the U.S. which, for banking organizations such as HSBC North America and HSBC Bank USA, took effect January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, beginning in 2014, capital ratios are reported in accordance with the Basel III transition rules within the final rule.
We did not receive any cash capital contributions from our immediate parent, HNAI during the first three months of 2014. We did not make any capital contributions to our subsidiary, HSBC Bank USA, during the three months ended March 31, 2014.

HSBC USA Inc.

16. Variable Interest Entities

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of March 31, 2014 and December 31, 2013 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	March 31, 2014		December 31, 2013
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	3	—	5	—
Held-to-maturity securities	180	—	200	—
Other assets	41	—	45	—
Other liabilities	—	—	—	3
Subtotal	224	—	250	3
Low income housing limited liability partnership:
Other assets	438	—	457	—
Long-term debt	—	92	—	92
Other liabilities	—	80	—	90
Subtotal	$438	$172	$457	$182
Total	$662	$172	$707	$185
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of March 31, 2014 and December 31, 2013:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At March 31, 2014
Asset-backed commercial paper conduits	$46	$—	$13,423	$2,303
Structured note vehicles	2,819	9	6,090	5,930
Total	$2,865	$9	$19,513	$8,233
At December 31, 2013
Asset-backed commercial paper conduits	$417	$—	$17,044	$2,560
Structured note vehicles	2,272	55	6,190	5,888
Total	$2,689	$55	$23,234	$8,448
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Asset-backed commercial paper ("ABCP") conduits  Separately from the Bryant Park facility discussed above, we provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by our affiliate. Customers sell financial assets, such as trade receivables, to Regency, which funds the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. We, along with other financial institutions, provide liquidity facilities to Regency in the form of lines of credit or asset purchase commitments. These liquidity facilities support transactions associated with a specific seller of assets to the conduit and we would only be required to provide support in the event of certain triggers associated with those transactions and assets. Our obligations are generally pari passu with those of other institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $2,303 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles' debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps under which we receive the total return on certain assets held by the VIE and pay a market rate of return.
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

HSBC USA Inc.

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
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 3, "Securities," and Note 18, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

17. Guarantee Arrangements, Pledged Assets and Collateral

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of March 31, 2014 and December 31, 2013. Following the table is a description of the various arrangements.

	March 31, 2014		December 31, 2013
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$114	$164,325	$545	$180,380
Financial standby letters of credit, net of participations(2)(3)	—	5,289	—	5,237
Performance (non-financial) guarantees(3)	—	3,021	—	3,172
Liquidity asset purchase agreements(3)	—	2,303	—	2,560
Total	$114	$174,938	$545	$191,349

(1)	Includes $36,188 million and $34,856 million of notional issued for the benefit of HSBC affiliates at March 31, 2014 and December 31, 2013, respectively.

(2)	Includes $890 million and $865 million issued for the benefit of HSBC affiliates at March 31, 2014 and December 31, 2013, respectively.

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

HSBC USA Inc.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$114	$164,325	$545	$180,380
Buy-protection credit derivative positions	(186)	171,400	(505)	174,906
Net position(1)	$(72)	$(7,075)	$40	$5,474

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5,289 million and $3,021 million, respectively. As of December 31, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5,237 million and $3,172 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $45 million and $46 million at March 31, 2014 and December 31, 2013, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $20 million and $18 million at March 31, 2014 and December 31, 2013, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2014 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.4	$102,297	$20,021	$122,318
Structured CDS	1.7	16,548	2,170	18,718
Index credit derivatives	3.0	19,465	203	19,668
Total return swaps	3.9	3,189	432	3,621
Subtotal		141,499	22,826	164,325
Standby Letters of Credit(2)	1.1	6,450	1,860	8,310
Total		$147,949	$24,686	$172,635

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Mortgage Loan Repurchase Obligations
Sale of mortgage loans  In the ordinary course of business, we originate and sell mortgage loans and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Historically, these sales had been primarily to government sponsored entities ("GSEs") and, as a result of the settlements discussed in further detail below, the repurchase exposure associated with these sales has been substantially resolved. In addition, with the conversion of our mortgage processing and servicing operations to PHH Mortgage in the second quarter of 2013, new agency eligible originations beginning with May 2013 applications are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
During the fourth quarter of 2013, we entered into a settlement with FNMA for $83 million which settled our liability for substantially all loans sold to FNMA between January 1, 2000 and June 26, 2012. The settlement resulted in a release of $15 million in repurchase reserves previously provided for this exposure. During the first quarter of 2014, we entered into a similar settlement with the FHLMC for $25 million, reflected in realized losses in the liability rollforward below, which settled our liability for substantially all loans sold to FHLMC from January 1, 2000 through 2013. As a result of the settlement and a re-assessment of the residual exposure, we released $34 million in repurchase reserves. We continue to maintain repurchase reserves for FNMA and FHLMC exposure associated with residual risk not covered by the settlement agreements.

HSBC USA Inc.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in millions)
GSEs	$6	$41
Others	1	3
Total(1)	$7	$44

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $4 million and $26 million at March 31, 2014 and December 31, 2013, respectively.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses.
The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three months ended March 31, 2014 and 2013 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

Three Months Ended March 31,	2014	2013
	(in millions)
Balance at beginning of period	$99	$219
Increase (decrease) in liability recorded through earnings	(34)	13
Realized losses	(29)	(21)
Balance at end of period	$36	$211
Our remaining mortgage repurchase liability of $36 million at March 31, 2014 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales adjusted for settlements reached with counterparties. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $40 million at March 31, 2014. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by our affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of March 31, 2014 and December 31, 2013, we had issued $2,303 million and $2,560 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 16, "Variable Interest Entities," for further information.
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

HSBC USA Inc.

Pledged Assets  Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Interest bearing deposits with banks	$330	$355
Trading assets(1)	3,667	1,296
Securities available-for-sale(2)	28,887	21,346
Securities held-to-maturity	347	362
Loans(3)	3,886	3,969
Other assets(4)	2,718	2,904
Total	$39,835	$30,232

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $18,518 million and $10,950 million at March 31, 2014 and December 31, 2013, respectively. The fair value of trading assets that can be sold or repledged was $3,667 million and $1,296 million at March 31, 2014 and December 31, 2013, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $5,235 million and $4,187 million at March 31, 2014 and December 31, 2013, respectively. This collateral was obtained under security resale agreements. Of this collateral, $1,351 million and $2,771 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at March 31, 2014 and December 31, 2013, respectively.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $6.2 billion and $6.5 billion at March 31, 2014 and December 31, 2013, respectively. See "Mortgage Securitization Activity and Litigation" in Note 28, "Litigation and Regulatory Matters," in our 2013 Form 10-K for additional discussion of related exposure. There have been no significant changes with regards to this exposure since December 31, 2013.

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
The following table provides information about repurchase agreements and resell agreements that are subject to offset as of March 31, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of March 31, 2014:
Assets:
Securities purchased under agreements to resell	$5,635	4,283	1,352	1,352	—	$—
Liabilities:
Securities sold under repurchase agreements	$23,537	4,283	19,254	19,254	—	$—

As of December 31, 2013:
Assets:
Securities purchased under agreements to resell	$4,187	2,068	2,119	2,118	—	$1
Liabilities:
Securities sold under repurchase agreements	$14,989	2,068	12,921	12,913	—	$8

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

HSBC USA Inc.

18. Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value that focuses on the exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the "Fair Value Framework"). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the "highest and best use" valuation premise. Fair value measurement guidance clarifies that financial instruments do not have alternative use and, as such, the fair value of financial instruments should be determined using an “in-exchange” valuation premise. However, the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risks and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We elected to apply the measurement exception to a group of derivative instruments with offsetting credit risks and market risks, which primarily relate to interest rate, foreign currency, debt and equity price risk, and commodity price risk as of the reporting date.
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
For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We estimate the implied probability of default based on the credit spread of the specific counterparty observed in the credit default swap market. Where credit default spread of the counterparty is not available, we use the credit default spread of a specific proxy (e.g. the credit default swap spread of the counterparty's parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swaps referencing to credit names of similar credit standing and the historical rating-based probability of default.
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
Model valuation adjustment - Where fair value measurements are determined using an internal valuation model based on observable and unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error. In addition, the values derived from valuation techniques are affected by the choice of valuation model and model limitation. When different valuation techniques are available, the choice of valuation model can be subjective. Furthermore, the valuation model applied may have measurement limitations. In those cases, an additional valuation adjustment is also applied to mitigate the measurement risk. Model valuation adjustments are not material and relate primarily to Level 2 instruments.
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

HSBC USA Inc.

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2014 and December 31, 2013.

March 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$24,664	$24,664	$1,155	$23,466	$43
Securities purchased under resale agreements	1,352	1,352	—	1,352	—
Non-derivative trading assets	23,348	23,348	2,140	18,025	3,183
Derivatives	5,456	5,456	13	5,391	52
Securities	54,974	55,021	39,153	15,868	—
Commercial loans, net of allowance for credit losses	49,585	51,156	—	—	51,156
Commercial loans designated under fair value option and held for sale	753	753	—	753	—
Commercial loans held for sale	111	111	—	111	—
Consumer loans, net of allowance for credit losses	18,738	16,389	—	68	16,321
Consumer loans held for sale:
Residential mortgages	42	43	—	14	29
Other consumer	63	63	—	—	63
Financial liabilities:
Short-term financial liabilities	$28,827	$28,827	$—	$28,785	$42
Deposits:
Without fixed maturities	95,950	95,950	—	95,950	—
Fixed maturities	1,944	1,949	—	1,949	—
Deposits designated under fair value option	7,637	7,637	—	5,393	2,244
Non-derivative trading liabilities	4,360	4,360	367	3,993	—
Derivatives	5,648	5,648	5	5,611	32
Long-term debt	15,262	15,805	—	15,805	—
Long-term debt designated under fair value option	7,691	7,691	—	6,959	732

HSBC USA Inc.

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$20,626	$20,626	$961	$19,614	$51
Securities purchased under resale agreements	2,119	2,119	—	2,119	—
Non-derivative trading assets	22,903	22,903	1,344	18,924	2,635
Derivatives	7,569	7,569	26	7,467	76
Securities	56,368	56,405	39,553	16,852	—
Commercial loans, net of allowance for credit losses	48,186	49,897	—	—	49,897
Commercial loans designated under fair value option and held for sale	58	58	—	58	—
Commercial loans held for sale	18	18	—	18	—
Consumer loans, net of allowance for credit losses	18,903	16,051	—	492	15,559
Consumer loans held for sale:
Residential mortgages	91	92	—	36	56
Other consumer	63	63	—	—	63
Financial liabilities:
Short-term financial liabilities	$19,205	$19,205	$—	$19,154	$51
Deposits:
Without fixed maturities	102,584	102,584	—	102,584	—
Fixed maturities	2,284	2,289	—	2,289	—
Deposits designated under fair value option	7,740	7,740	—	5,406	2,334
Non-derivative trading liabilities	4,134	4,134	308	3,826	—
Derivatives	7,348	7,348	5	7,294	49
Long-term debt	15,261	15,729	—	15,729	—
Long-term debt designated under fair value option	7,586	7,586	—	6,686	900
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2014 and December 31, 2013 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans during 2014 is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
March 31, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,140	$81	$—	$2,221	$—	$2,221
Obligations of U.S. States and political subdivisions	—	25	—	25	—	25
Collateralized debt obligations	—	—	258	258	—	258
Asset-backed securities:
Residential mortgages	—	158	—	158	—	158
Student Loans	—	68	—	68	—	68
Corporate and other domestic debt securities	—	—	2,808	2,808	—	2,808
Debt Securities issued by foreign entities:
Corporate	—	107	—	107	—	107
Government	—	7,233	117	7,350	—	7,350
Equity securities	—	21	—	21	—	21
Precious metals trading	—	10,332	—	10,332	—	10,332
Derivatives(2):
Interest rate contracts	88	50,846	1	50,935	—	50,935
Foreign exchange contracts	26	13,523	126	13,675	—	13,675
Equity contracts	—	1,983	154	2,137	—	2,137
Precious metals contracts	52	784	—	836	—	836
Credit contracts	—	3,873	413	4,286	—	4,286
Derivatives netting	—	—	—	—	(66,413)	(66,413)
Total derivatives	166	71,009	694	71,869	(66,413)	5,456
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	39,153	8,478	—	47,631	—	47,631
Obligations of U.S. states and political subdivisions	—	737	—	737	—	737
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	96	—	96	—	96
Home equity	—	220	—	220	—	220
Other	—	94	—	94	—	94
Corporate and other domestic debt securities	—	—	—	—	—	—
Debt Securities issued by foreign entities:
Corporate	—	874	—	874	—	874
Government-backed	—	3,772	—	3,772	—	3,772
Equity securities	—	163	—	163	—	163
Loans(3)	—	753	—	753	—	753
Mortgage servicing rights(4)	—	—	205	205	—	205
Total assets	$41,459	$104,222	$4,082	$149,763	$(66,413)	$83,350
Liabilities:
Deposits in domestic offices(5)	$—	$5,393	$2,244	$7,637	$—	$7,637
Trading liabilities, excluding derivatives	367	3,993	—	4,360	—	4,360
Derivatives(2):
Interest rate contracts	33	51,348	—	51,381	—	51,381
Foreign exchange contracts	11	12,541	30	12,582	—	12,582
Equity contracts	—	1,312	130	1,442	—	1,442
Precious metals contracts	24	817	—	841	—	841
Credit contracts	—	4,281	232	4,513	—	4,513
Derivatives netting	—	—	—	—	(65,111)	(65,111)
Total derivatives	68	70,299	392	70,759	(65,111)	5,648
Long-term debt(6)	—	6,959	732	7,691	—	7,691
Total liabilities	$435	$86,644	$3,368	$90,447	$(65,111)	$25,336

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,344	$178	$—	$1,522	$—	$1,522
Obligations of U. S. States and political subdivisions	—	25	—	25	—	25
Collateralized debt obligations	—	—	254	254	—	254
Asset-backed securities:
Residential mortgages	—	159	—	159	—	159
Student loans	—	68	—	68	—	68
Corporate and other domestic debt securities	—	—	2,260	2,260	—	2,260
Debt Securities issued by foreign entities:
Corporate	—	495	—	495	—	495
Government	—	6,223	121	6,344	—	6,344
Equity securities	—	25	—	25	—	25
Precious metals trading	—	11,751	—	11,751	—	11,751
Derivatives(2):
Interest rate contracts	81	56,095	1	56,177	—	56,177
Foreign exchange contracts	7	15,291	131	15,429	—	15,429
Equity contracts	—	2,042	160	2,202	—	2,202
Precious metals contracts	182	1,400	1	1,583	—	1,583
Credit contracts	—	4,152	512	4,664	—	4,664
Derivatives netting	—	—	—	—	(72,486)	(72,486)
Total derivatives	270	78,980	805	80,055	(72,486)	7,569
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	39,513	9,439	—	48,952	—	48,952
Obligations of U.S. states and political subdivisions	—	742	—	742	—	742
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	126	—	126	—	126
Home equity	—	227	—	227	—	227
Other	—	94	—	94	—	94
Corporate and other domestic debt securities	—	—	—	—	—	—
Debt Securities issued by foreign entities:
Corporate	—	881	—	881	—	881
Government-backed	40	3,681	—	3,721	—	3,721
Equity securities	—	162	—	162	—	162
Loans(3)	—	58	—	58	—	58
Mortgage servicing rights(4)	—	—	227	227	—	227
Total assets	$41,167	$113,315	$3,667	$158,149	$(72,486)	$85,663
Liabilities:
Deposits in domestic offices(5)	$—	$5,406	$2,334	$7,740	$—	$7,740
Trading liabilities, excluding derivatives	308	3,826	—	4,134	—	4,134
Derivatives(2):
Interest rate contracts	34	56,282	—	56,316	—	56,316
Foreign exchange contracts	16	14,576	36	14,628	—	14,628
Equity contracts	—	1,403	157	1,560	—	1,560
Precious metals contracts	7	847	3	857	—	857
Credit contracts	—	4,398	321	4,719	—	4,719
Derivatives netting	—	—	—	—	(70,732)	(70,732)
Total derivatives	57	77,506	517	78,080	(70,732)	7,348
Long-term debt(6)	—	6,686	900	7,586	—	7,586
Total liabilities	$365	$93,424	$3,751	$97,540	$(70,732)	$26,808

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

(2)
Includes trading derivative assets of $3,988 million and $5,991 million and trading derivative liabilities of $4,989 million and $6,741 million as of March 31, 2014 and December 31, 2013, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 6, "Loans Held for Sale," for further information.

(4)	See Note 7, "Intangible Assets," for additional information.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.
Transfers between leveling categories are recognized at the end of each reporting period.
Transfers between Levels 1 and 2 Measurements  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2014 and 2013.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2014 and 2013. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$7	$—	$—	$—	$(3)	$—	$—	$258	$7
Corporate and other domestic debt securities	2,260	(5)	—	553	—	—	—	—	2,808	(6)
Corporate debt securities issued by foreign entities	—	—	—	—	—	—	—	—	—	—
Government debt securities issued by foreign entities	121	2	—	—	—	(6)	—	—	117	(4)
Equity securities	—	—	—	—	—	—	—	—	—	—
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	95	1	—	—	—	(6)	—	6	96	1
Equity contracts	3	19	—	—	—	(7)	4	5	24	12
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(13)	—	—	—	3	—	—	181	(28)
Mortgage servicing rights(4)	227	—	(12)	—	—	(10)	—	—	205	(12)
Total assets	$3,150	$13	$(12)	$553	$—	$(29)	$4	$11	$3,690	$(30)
Liabilities:
Deposits in domestic offices	$(2,334)	$(124)	$—	$—	$(25)	$167	$(68)	$140	(2,244)	$(23)
Long-term debt	(900)	93	—	—	(43)	47	—	71	(732)	(2)
Total liabilities	$(3,234)	$(31)	$—	$—	$(68)	$214	$(68)	$211	$(2,976)	$(25)

HSBC USA Inc.

	Jan. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$35	$—	$21	$—	$(41)	$—	$—	$481	$35
Corporate and other domestic debt securities	1,861	7	—	15	—	(359)	—	—	1,524	4
Corporate debt securities issued by foreign entities	299	(5)	—	—	—	—	—	—	294	(5)
Government debt securities issued by foreign entities	311	22	—	—	—	(190)	—	—	143	19
Equity securities	9	2	—	—	—	—	—	—	11	2
Derivatives, net(2):
Interest rate contracts	7	—	(1)	—	—	—	—	—	6	(1)
Foreign exchange contracts	5	15	—	—	—	122	(8)	—	134	137
Equity contracts	(7)	61	—	—	—	(20)	7	(7)	34	41
Credit contracts	571	(49)	—	—	—	(112)	(46)	—	364	(197)
Mortgage servicing rights(4)	168	—	16	—	6	—	—	—	190	16
Total assets	$3,690	$88	$15	$36	$6	$(600)	$(47)	$(7)	$3,181	$51
Liabilities:
Deposits in domestic offices	$(2,636)	$(40)	$—	$—	$(404)	$108	$11	$85	(2,876)	$(32)
Long-term debt	(429)	(31)	—	—	(210)	51	—	1	(618)	(25)
Total liabilities	$(3,065)	$(71)	$—	$—	$(614)	$159	$11	$86	$(3,494)	$(57)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $694 million and derivative liabilities of $392 million as of March 31, 2014 and derivative assets of $1,320 million and derivative liabilities of $782 million as of March 31, 2013.

(3)	See Note 7, "Intangible Assets," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of March 31, 2014 and 2013.

March 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	258	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	6% - 15%
			Loss severity rates	90% - 100%
Corporate and other domestic debt securities	2,808	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	117	Discounted cash flows	Credit spread	1%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	11% - 98%
Foreign exchange derivative contracts(1)	96	Option pricing model	Implied volatility of currency pairs	10% - 15%
Equity derivative contracts(1)	24	Option pricing model	Equity / Equity Index volatility	14% - 44%
			Equity / Equity and Equity / Index correlation	55%
Credit derivative contracts	181	Option pricing model	Correlation of defaults of a portfolio of reference credit names	50% - 59%
			Issuer by issuer correlation of defaults	83% - 95%
Mortgage servicing rights	205	Option adjusted discounted cash flows	Constant prepayment rates	5% - 22%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,244)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 15%
			Equity / Equity Index volatility	14% - 44%
			Equity / Equity and Equity / Index correlation	55%
Long-term debt (structured notes) (1)(2)	(732)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 15%
			Equity / Equity Index volatility	14% - 44%
			Equity / Equity and Equity / Index correlation	55%

HSBC USA Inc.

December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	254	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	5% - 7%
			Loss severity rates	90% - 100%
Corporate and other domestic debt securities	2,260	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	121	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	36% - 63%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	10% - 99%
Foreign exchange derivative contracts(1)	95	Option pricing model	Implied volatility of currency pairs	11% - 16%
Equity derivative contracts(1)	3	Option pricing model	Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Credit derivative contracts	191	Option pricing model	Correlation of defaults of a portfolio of reference credit names	46% - 54%
			Industry by industry correlation of defaults	83% - 95%
Mortgage servicing rights	227	Option adjusted discounted cash flows	Constant prepayment rates	5% - 22%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits) (1)(2)	(2,334)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Long-term debt (structured notes) (1)(2)	(900)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%

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

▪
Loss Severity Rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of March 31, 2014 is about 1.8 times that of CLOs.

Derivatives

HSBC USA Inc.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 10 percent and 15 percent while the implied volatility for equity/equity or equity/equity index is between 14 percent and 44 percent, respectively at March 31, 2014. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 3 percent and 5 percent, respectively at March 31, 2014.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was 55 percent at March 31, 2014.

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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2014, we transferred $140 million of deposits in domestic offices and $71 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three months ended March 31, 2014, we transferred $68 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three months ended March 31, 2013, we transferred $85 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has

HSBC USA Inc.

been recorded as of March 31, 2014 and December 31, 2013. The gains (losses) during the three months ended March 31, 2014 and 2013 are also included.

	Non-Recurring Fair Value Measurements as of March 31, 2014				Total Gains (Losses) For the Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$2	$29	$31	$3
Impaired commercial loans(2)	—	—	49	49	(6)
Consumer loans(3)	—	68	—	68	(15)
Real estate owned(4)	23	—	—	23	1
Commercial loan held for sale(5)	—	114	—	114	—
Total assets at fair value on a non-recurring basis	$23	$184	$78	$285	$(17)

	Non-Recurring Fair Value Measurements as of December 31, 2013				Total Gains (Losses) For the Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$9	$56	$65	$3
Impaired commercial loans(2)	—	—	108	108	(1)
Consumer loans(3)	—	492	—	492	(17)
Real estate owned(4)	20	—	—	20	2
Total assets at fair value on a non-recurring basis	$20	$501	$164	$685	$(13)

(1)
As of March 31, 2014 and December 31, 2013, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(3)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(4)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(5)	Represents certain commercial loans that have been transferred to the held for sale portfolio.

HSBC USA Inc.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of March 31, 2014 and 2013.

As of March 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$29	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	49	Valuation of third party appraisal on underlying collateral	Loss severity rates	11% - 48%

As of December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$56	Valuation of third party appraisal on underlying collateral	Loss severity rates	-% - 100%
Impaired commercial loans	108	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 66%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 70 percent at March 31, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 17 percent at March 31, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Securities purchased and sold under resale and repurchase agreements - Securities purchased and sold under resale and repurchase agreements are recorded at cost. A significant majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar terms and collateral.
Loans - Except for certain commercial syndicated loans, we do not record loans at fair value on a recurring basis. From time to time, we record impairments to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity.

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

•
Syndicated Loans Held for Sale – We record certain commercial syndicated loans which are originated with the intent to sell at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the syndicated loans. In validating the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under

HSBC USA Inc.

current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $45 million and $46 million at March 31, 2014 and December 31, 2013, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of March 31, 2014:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$91	$—	$91
	Residential mortgages - Subprime	62	—	62
	Student loans	68	—	68
	Total AAA -A	221	—	221
BBB -B	Collateralized debt obligations	—	258	258
CCC-Unrated	Residential mortgages - Subprime	5	—	5
		$226	$258	$484
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$96	$—	$96
	Home equity - Alt A	95	—	95
	Total AAA -A	191	—	191
BBB -B	Other - Alt A	94	—	94
	Total BBB -B	94	—	94
CCC -Unrated	Residential mortgages - Alt A	1	—	1
	Home equity - Alt A	125	—	125
	Total CCC -Unrated	126	—	126
		$411	$—	$411

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

•
Foreign Exchange ("FX") Derivatives – FX transactions, to the extent possible, use spot and forward FX rates which are quoted in the broker market. Where applicable, we also use implied volatility of currency pairs as inputs.

•	Equity Derivatives – Use listed equity security pricing and implied volatilities from equity traded options position.

•	Precious Metal Derivatives – Use spot and forward metal rates which are quoted in the broker market.
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
We estimate the counterparty credit risk for financial assets and own credit standing for financial liabilities (the "credit risk adjustments") in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting arrangements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spread of the specific counterparty observed in the credit default swap market. Where credit default spread of the counterparty is not available, we use the credit default spread of a specific proxy (e.g. the credit default swap spread of the counterparty's parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swaps referencing to credit names of similar credit standing and the historical rating-based probability of default.
Real estate owned - Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value. The carrying amount of the property is further reduced, if necessary, at least every 45 days to reflect observable local market data, including local area sales data.
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

19. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28 - Litigation and Regulatory Matters to our Consolidated Financial Statements included in our 2013 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2013 Form 10-K are reported herein.
In addition to the matters described below, and in our 2013 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.
For the litigation and governmental and regulatory matters disclosed below and in Note 28 - Litigation and Regulatory Matters to our Consolidated Financial Statements included in our 2013 Form 10-K as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $1.4 billion. The litigation and governmental and regulatory matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.
Litigation
Credit Card Litigation  To date, opt-out merchants have filed 35 opt-out suits in either state or federal court, including one, Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A), that names certain HSBC entities as defendants. Most of these opt-out suits have been transferred to the consolidated multidistrict litigation, MDL 1720. Pursuant to the MDL 1720 Sharing Agreements, certain HSBC entities are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) On March 28, 2014, defendants, including the HSBC defendants who had been served as of that date (HSBC Bank USA and HSBC Finance), filed a motion to dismiss.
Checking Account Overdraft Litigation On March 5, 2014, the Eastern District of New York granted in part and denied in part HSBC Bank USA’s motion to dismiss in the HSBC Overdraft MDL, leaving only plaintiffs’ claims for violation of California’s False Advertising Law, Cal. Bus. & Prof. §§ 17500, et seq., violation of California’s unfair competition law, Cal. Bus. & Prof. Code §§ 17200, and breach of California’s and New York’s implied covenant of good faith and fair dealing. Interim class counsel and counsel for the Levin Plaintiffs separately filed motions for reconsideration, which HSBC has opposed.
County of Cook v HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031). On March 21, 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies,

HSBC USA Inc.

which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed on March 31, 2014. The action is at an early stage.
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
The various U.S. HSBC defendants entered into a Memorandum of Understanding in the Lopez v. HSBC Bank USA, N.A., et al. (S.D. Fla 13-CV-21104) action to settle hazard lender-placed insurance claims on behalf of a nationwide class comprised of borrowers “who, from January 1, 2005 to the present, were charged by HSBC defendants as assureds or additional assureds under a hazard lender placed insurance policy for residential property.” The settlement pays claims of class members, on a claims made basis, based on a formula, as well as class plaintiffs’ attorneys’ fees and costs of administration, with an overall cap of $32 million for all payments. This settlement does not include claims related to lender-placed flood insurance, such as those asserted in the Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074) and Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) actions. The Southern District of Florida granted preliminary approval of the settlement on March 24, 2014. The settlement is subject to final approval by the court.
Private Mortgage Insurance Matters The Ba v. HSBC Bank USA, N.A., et al (E.D. Pa. No. 2:13-cv-00072PD) case is currently stayed pending the Third Circuit Court of Appeals’ determination of similar issues in Riddle v. Bank of America Corp, et al.
Credit Default Swap Litigation On April 11, 2014, in response to defendants’ motions to dismiss, plaintiffs filed a second amended, consolidated complaint naming HSBC Bank plc and HSBC Bank USA as defendants, among others.
Foreign Exchange (“FX”) Litigation On March 31, 2014, plaintiffs filed an amended consolidated complaint naming HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA, among others, as defendants. The amended consolidated complaint alleges, among other things, that defendants conspired to manipulate the WM/Reuters foreign currency rates by sharing customers' confidential order flow information, thereby injuring plaintiffs and others by forcing them to pay artificial and non-competitive prices for products based off these foreign currency rates.
Gold Fix Litigation Since March 2014, numerous putative class actions have been filed in the Southern District of New York and the Northern District of California naming as defendants HSBC USA, HSI, HSBC and HSBC Bank plc, in addition to other members of the London Gold Fix. The complaints allege that from around January 1, 2004 to the present, defendants conspired to manipulate the price of gold and gold derivatives during the afternoon London Gold Fix in order to reap profits on proprietary trades. These actions are at very early stages.
Madoff Litigation
In December 2008, Bernard L. Madoff ("Madoff") was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. Certain suits (which include U.S. putative class actions) allege that the HSBC defendants knew or should have known of Madoff's fraud and breached various duties to the funds and fund investors.
Wailea Partners, LP v. HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544) On April 21, 2014, after raising the issue of subject matter jurisdiction based on diversity jurisdiction, the Court of Appeals ruled that neither it nor the district court had jurisdiction over the case from the outset and vacated the case.
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

HSBC USA Inc.

20.	New Accounting Pronouncements

The following new accounting pronouncements were adopted in 2014:

•
Unrecognized Tax Benefits In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update that provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax jurisdiction. The standard requires an entity to present the unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. However, the standard requires an entity to present an unrecognized tax benefit on the balance sheet as a liability if certain conditions are met. The new guidance is effective for all annual and interim periods beginning January 1, 2014. The adoption of this guidance did not have an impact on our unrecognized tax benefit liability.

•
Accounting for Investments in Qualified Housing Projects In January 2014, the FASB issued an Accounting Standards Update ("ASU") which permits, but does not require, an investor to amortize its Low Income Housing Tax Credit ("LIHTC") investments in proportion to the allocated Low Income Housing Federal tax benefits and present such tax benefits net of investment amortization in the income tax line. The ASU is effective for fiscal years beginning after December 15, 2014 to be applied retrospectively with early adoption permitted. We elected to early adopt the ASU on January 1, 2014 due to its improvement in the presentation of the economic benefits of this investment class. The early adoption of the ASU required the previous period to also be restated and resulted in a reduction to operating expenses of $21 million in both of the three month periods ended March 31, 2014 and 2013, respectively, with a corresponding increase to income tax expense. There was no overall impact to net income.

There were no accounting pronouncements issued during the first three months of 2014, other than those discussed above, that are expected to have a significant impact on our financial position or results of operations.

HSBC USA Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed throughout this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the United States Securities and Exchange Commission ("SEC"), in press releases, or oral or written presentations by representatives of HSBC USA Inc. ("HSBC USA" and together with its subsidiaries, "HUSI") that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will not involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
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

•	changes in laws and regulatory requirements;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR"), and the Dodd-Frank Act stress testing ("DFAST");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

•
the ability of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group") and HSBC Bank USA to fulfill the requirements imposed by the deferred prosecution agreements with the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia, our agreement with the Office of the Comptroller of the Currency and our other consent agreements;

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

•	our ability to meet our funding requirements;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

HSBC USA Inc.

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters; and

•	the other risk factors and uncertainties described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K").
Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made.We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events. You should, however, consider any additional disclosures of a forward-looking nature that arise after the date hereof as may be discussed in any of our subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

HSBC USA Inc.

Executive Overview

HSBC USA is an indirect wholly-owned subsidiary of HSBC North America, which is an indirect wholly-owned subsidiary of HSBC. HUSI may also be referred to in MD&A as "we", "us" or "our".
Current Environment The U.S. economy continued its gradual recovery during the first quarter of 2014. Consumer confidence, however, declined during the first quarter of 2014 as severe winter weather across many parts of the United States and continuing high gasoline prices dampened consumer sentiment. In March 2014, the Federal Reserve Board announced a further reduction in its bond buying stimulus program and updated its guidance on short-term interest rates, putting less weight on the unemployment rate and indicating that it would look at ‘a broad range of economic indicators’ in deciding when to start raising short-term interest rates. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
While the economy continued to add jobs in the first quarter of 2014, the pace of new job creation continued to be well short of the pace needed to significantly reduce the number of long-term unemployed. The unemployment rate in the U.S. remained flat during the quarter at 6.7 percent as more people began to look for work, although a significant number of U.S. residents are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank"), will continue to impact our results in 2014 and beyond.
While the housing market in the U.S. continues to recover, the strength of recovery varies by market. However, the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale along with increases in mortgage interest rates could slow down future price gains. In addition, certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013.

Three Months Ended March 31,	2014	2013
	(dollars are in millions)
Net Income	$104	$183
Rate of return on average:
Total assets	.2%	.4%
Total common shareholder’s equity	2.3	4.1
Net interest margin	1.30	1.30
Efficiency ratio	73.6	70.0
Commercial net charge-off ratio(1)	.20	.55
Consumer net charge-off ratio(1)	.51	.89

(1)	Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.83%	.90%
Commercial allowance as a percent of loans(1)	.62	.64
Consumer allowance as a percent of loans(1)	1.40	1.55
Consumer two-months-and-over contractual delinquency	6.42	6.80
Loans to deposits ratio(2)	83.23	79.16
Tier 1 capital to risk weighted assets	11.63	11.65
Common equity Tier 1 ratio(3)	10.48	9.94
Total capital to risk weighted assets	16.05	16.36
Total shareholders’ equity to total assets	8.90	8.88

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$24,621	$20,575
Trading assets	27,336	28,894
Securities available-for-sale	53,588	54,906
Loans:
Commercial loans	49,893	48,494
Consumer loans	19,004	19,201
Total loans	68,897	67,695
Deposits	105,531	112,608

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.

(3)	Basel III introduces the common equity Tier 1 ratio. For December 31, 2013, the ratio presented is the Tier 1 common ratio calculated under Basel I.
Net income was $104 million during the three months ended March 31, 2014 compared with income of $183 million during the three months ended March 31, 2013. Income before income taxes was $253 million in the three months ended March 31, 2014 compared with income of $308 million during the three months ended March 31, 2013. The decrease in income before income tax was driven by lower other revenues, partially offset by lower operating expenses, higher net interest income and a lower provision for credit losses. Our results in all periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income before income taxes for all periods presented:

Three Months Ended March 31,	2014	2013
	(in millions)
Income before income tax, as reported	$253	$308
Fair value movement on own fair value option debt attributable to credit spread	(19)	42
Underlying income before income taxes(1)	$234	$350

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting in the table above, our underlying income before tax for the three months ended March 31, 2014 decreased $116 million compared with the prior year period as lower other revenues was partially offset by a lower provision for credit losses, lower operating expenses and higher net interest income.

HSBC USA Inc.

During the three months ended March 31, 2014, we continued to reduce legacy and other risk positions as opportunities arose. The following table provides a summary of the significant valuation adjustments associated with these legacy positions that impacted revenue for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,	2014	2013
	(in millions)
Insurance monoline structured credit products(1)	$16	$20
Other structured credit products(1)	17	14
Leverage acquisition finance loans(2)	—	13
Total gains	$33	$47

(1)	Reflected in Trading revenue in the consolidated statement of income.

(2)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Additional cost reduction opportunities have been identified and are in the process of implementation. Workforce reductions, some of which relate to our retail branch divestitures, have resulted in total full-time equivalent employees being reduced by 37 percent since December 31, 2010. Workforce reductions are also occurring in certain shared services functions other than compliance, which we expect will result in additional reductions to future allocated costs for these functions. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
In October 2013, our Board of Directors approved a sale of our London Branch precious metals custody and clearing business to HSBC Bank plc. As the sale of this business is between affiliates under common control, we expect the consideration received in excess of our carrying value will result in an increase to additional paid-in-capital, net of tax, of approximately $50 million upon close. The cash sale is currently expected to be completed in the second half of 2014. At March 31, 2014, assets and liabilities related to this business totaled approximately $10.0 billion each, while revenue associated with this business was approximately $9 million and $16 million during the three months ended March 31, 2014 and 2013, respectively. We will continue to operate our metals trading business which is unaffected by this decision.
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

Three Months Ended March 31,	2014	2013
	(in millions)
Net income – U.S. GAAP basis	$104	$183
Adjustments, net of tax:
IFRSs reclassification of fair value measured financial assets during 2008	(1)	(10)
Securities	(2)	(3)
Loan impairment	23	(7)
Property	—	(2)
Pension costs	8	4
Other	(6)	(13)
Net income – IFRSs basis	126	152
Tax expense – IFRSs basis	142	124
Profit before tax – IFRSs basis	$268	$276
The significant differences between U.S. GAAP and IFRSs impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2013 Form 10-K. There have been no significant changes since December 31, 2013 in the differences between U.S. GAAP and IFRSs impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at March 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	March 31, 2014	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$25,973	$3,279	14.4%
Loans, net	68,323	1,234	1.8
Loans held for sale	969	739	*
Trading assets	27,336	(1,558)	(5.4)
Securities	54,873	(1,391)	(2.5)
Other assets	9,700	(616)	(6.0)
	$187,174	$1,687.9%
Funding sources:
Total deposits	$105,531	$(7,077)	(6.3)%
Trading liabilities	9,349	(1,526)	(14.0)
Short-term borrowings	28,767	9,632	50.3
Long-term debt	22,953	106.5
All other liabilities	3,907	349	9.8
Shareholders’ equity	16,667	203	1.2
	$187,174	$1,687.9%

*	Not meaningful.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and securities purchased under resale agreements. Balances will fluctuate from period to period depending upon our liquidity position at the time. Overall balances increased since December 31, 2013 as we managed our short-term investments to maximize earnings while retaining liquidity.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at March 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	March 31, 2014	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$9,165	$131	1.5%
Business and corporate banking	15,698	1,252	8.7
Global banking(1)	21,979	354	1.6
Other commercial loans	3,051	(338)	(10.0)
Total commercial loans	49,893	1,399	2.9
Consumer loans:
Residential mortgages	15,900	74.5
Home equity mortgages	1,938	(73)	(3.6)
Total residential mortgages	17,838	1	—
Credit cards	683	(171)	(20.0)
Other consumer	483	(27)	(5.3)
Total consumer loans	19,004	(197)	(1.0)
Total loans	68,897	1,202	1.8
Allowance for credit losses	574	(32)	(5.3)
Loans, net	$68,323	$1,234	1.8%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. Dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,277 million and $5,328 million at March 31, 2014 and December 31, 2013, respectively.

Commercial loan balances increased compared with December 31, 2013 due primarily to new business activity in business and corporate banking, and global banking, which reflects our continued focus on expanding our core proposition and proactively targeting companies with international banking requirements in key growth markets. These increases were partially offset by pay downs and managed reductions in certain exposures.
Total residential mortgage loans were flat compared with December 31, 2013 as a modest increase in residential mortgages was offset by a decrease in home equity mortgages. We continue to sell newly originated conforming loans to PHH Mortgage and target new residential mortgage loan originations towards our Premier customer relationships.
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

	LTVs at March 31, 2014(1)(2)		LTVs at December 31, 2013(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	88.7%	69.2%	87.4%	65.0%
80% < LTV < 90%	5.5	13.3	6.0	14.1
90% < LTV < 100%	3.4	8.4	3.8	9.5
LTV > 100%	2.4	9.0	2.9	11.3
Average LTV for portfolio	60.1	64.7	61.4	67.3

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

HSBC USA Inc.

values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of December 31, 2013 and September 30, 2013, respectively.

Credit card receivable balances decreased compared with December 31, 2013 reflecting seasonal paydowns.
Other consumer loans decreased since December 31, 2013, reflecting the discontinuation of student loan originations and the run-off of our installment loan and auto finance portfolios.
Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	March 31, 2014	Amount	%
	(dollars are in millions)
Total commercial loans	$864	$788	*
Consumer loans:
Residential mortgages	42	(49)	(53.8)%
Other consumer	63	—	—
Total consumer loans	105	(49)	(31.8)%
Total loans held for sale	$969	$739	*

*	Not meaningful.
Commercial loans held for sale increased compared with December 31, 2013. Commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under fair value option. The fair value of commercial loans held for sale under this program was $753 million and $58 million at March 31, 2014 and December 31, 2013, respectively. The increase from December 31, 2013 is due primarily to the origination of a large global banking loan that is expected to be sold in the second quarter of 2014.
Commercial loans held for sale also includes $54 million of global banking loans at March 31, 2014, which were transferred to held for sale during the first quarter of 2014, as well as commercial real estate loans of $57 million and $18 million at March 31, 2014 and December 31, 2013, respectively.
Residential mortgage loans held for sale decreased compared with December 31, 2013. We sell all our agency eligible loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $27 million and $46 million at March 31, 2014 and December 31, 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale includes certain student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation adjustment on consumer loans held for sale was $59 million and $77 million at March 31, 2014 and December 31, 2013, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at March 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	March 31, 2014	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,016	$1,864	16.7%
Precious metals	10,332	(1,419)	(12.1)
Derivatives(2)	3,988	(2,003)	(33.4)
	$27,336	$(1,558)	(5.4)%
Trading liabilities:
Securities sold, not yet purchased	434	126	40.9%
Payables for precious metals	3,926	100	2.6
Derivatives(3)	4,989	(1,752)	(26.0)
	$9,349	$(1,526)	(14.0)%

(1)
Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate and foreign bonds and debt securities.

(2)
At March 31, 2014 and December 31, 2013 the fair value of derivatives included in trading assets has been reduced by $3,247 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At March 31, 2014 and December 31, 2013 the fair value of derivatives included in trading liabilities has been reduced by $1,945 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances increased since December 31, 2013 largely due to increases in U.S. Treasury and corporate and foreign sovereign positions held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased since December 31, 2013 due to an increase in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased since December 31, 2013 due primarily to a decrease in unallocated metal inventory that resulted from client activity. This decrease was partially offset by an increase in spot rates during the quarter. The payable for precious metals was relatively flat compared with December 31, 2013 as unallocated metal balances held on behalf of clients remained steady.
Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances decreased since December 31, 2013 mainly from market movements as valuations of foreign exchange, interest rate, credit and commodity derivatives all declined. As it relates to derivative liability balances, the overall decrease since December 31, 2013 was partially offset by increases in commodity derivatives due to increases in prices during the quarter, and, to a lesser extent, credit derivatives.
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since December 31, 2013 largely reflects the sale of U.S. government agency mortgage-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment.
Other Assets  Other assets includes intangibles and goodwill. The decrease from December 31, 2013 was the result of a decline in net deferred tax assets, lower derivative balances associated with hedging activities and lower outstanding settlement balances.

HSBC USA Inc.

Deposits  The following summarizes deposit balances by major depositor categories at March 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	March 31, 2014	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$89,512	$(1,717)	(1.9)%
Domestic and foreign banks	$15,098	(5,327)	(26.1)
U.S. government and states and political subdivisions	677	5.7
Foreign governments and official institutions	244	(38)	(13.5)
Total deposits	$105,531	$(7,077)	(6.3)%
Total core deposits(1)	$83,941	(1,868)	(2.2)%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances at March 31, 2014 decreased since December 31, 2013 largely due to seasonality in our payments and cash management business as customers managed their cash needs at year-end. The strategy for our core retail banking business includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits increased to $21,206 million at March 31, 2014 as compared with $20,877 million at December 31, 2013, due to seasonal increases in checking balances; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity. We have made reductions to rates in 2013 on certain deposits and, while we have seen declines in the associated deposit balances, we still retain substantial levels of liquidity.
Short-Term Borrowings  Short-term borrowings increased since December 31, 2013 due to increased levels of securities sold under agreements to repurchase and federal funds purchased as these continue to be a preferred source of funding given the current interest rate environment.
Long-Term Debt  Long-term debt increased compared with December 31, 2013 due primarily to the impact of debt issuances, partially offset by long-term debt retirements. Debt issuances during the three months ended March 31, 2014 and 2013, respectively, included $767 million and $1,197 million of medium-term notes, of which $13 million and $196 million, respectively, was issued by HSBC Bank USA, National Association ("HSBC Bank USA").
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $13 million during the three months ended March 31, 2014 and $196 million during the three months ended March 31, 2013. Total debt outstanding under this program was $4,533 million and $4,535 million at March 31, 2014 and December 31, 2013, respectively. Given the adequate liquidity of HSBC Bank USA, we do not anticipate the Global Bank Note Program being heavily used in the future as, among diverse funding sources designed to minimize overall costs, deposits will continue to be a primary funding source for HSBC Bank USA.
Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission ("SEC") totaled $754 million during the three months ended March 31, 2014 and $1,001 million during the three months ended March 31, 2013. Total long-term debt outstanding under this shelf was $11,817 million and $11,738 million at March 31, 2014 and December 31, 2013, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $1,000 million at both March 31, 2014 and December 31, 2013. At March 31, 2014, we had the ability to access further borrowings of up to $5,200 million based on the amount pledged as collateral with the FHLB.
All Other Liabilities  All other liabilities increased compared with December 31, 2013 due to an increase in tax liabilities, higher outstanding settlement balances and higher derivative balances associated with hedging activities.

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
The significant components of net interest margin are summarized in the following table:

		2014 Compared to 2013 Increase (Decrease)
Three Months Ended March 31,	2014	Volume	Rate	2013
	(in millions)
Interest income:
Short-term investments	$16	$2	$—	$14
Trading assets	48	3	21	24
Securities	211	(24)	2	233
Commercial loans	287	37	(23)	273
Consumer loans	177	(4)	(10)	191
Other	10	1	(1)	10
Total interest income	749	15	(11)	745
Interest expense:
Deposits	35	(3)	(5)	43
Short-term borrowings	9	4	(4)	9
Long-term debt	170	6	(3)	167
Tax liabilities	12	—	(4)	16
Total interest expense	226	7	(16)	235
Net interest income – taxable equivalent basis	523	$8	$5	510
Less: tax equivalent adjustment	4			5
Net interest income – non taxable equivalent basis	$519			$505

Yield on total interest earning assets	1.86%			1.90%
Cost of total interest bearing liabilities	.73			.81
Interest rate spread	1.13			1.09
Benefit from net non-interest paying funds(1)	.17			.21
Net interest margin on average earning assets	1.30%			1.30%

(1)	Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. The increased percentages reflect growth in this excess.
Net interest income increased during the three months ended March 31, 2014 due to increased interest income, which reflects higher income from trading assets partially offset by lower income from securities, and a decrease in interest expense, which reflects lower expense from deposits partially offset by higher expense from long-term debt.
Compared with the prior year period, the increase in interest income from trading assets reflects the result of rising market interest rates during 2013 and a shift in asset mix to longer term, higher yielding securities. Securities in the trading portfolio are managed as hedges against the derivative activity of our customers, which, in response to the current interest rate environment, has shifted towards longer term, higher yielding returns. Interest income from securities decreased due primarily to the sale of U.S. government agency mortgage-backed securities which resulted in lower outstanding balances compared with the prior year period. Interest income from commercial loans was higher compared with the prior year period as loan growth was partially offset by lower yields on newly originated loans and, to a lesser extent, loan repricing. Interest income from consumer loans decreased compared with the prior year period primarily due to lower yields on newly originated loans as well as slightly lower outstanding balances. The

HSBC USA Inc.

lower yields for both commercial and consumer loans also reflects a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolios.
Compared with the prior year period, the decline in interest expense from deposits reflects the impact of lower rates paid on interest-bearing deposits as well as lower average balances. Interest expense from long-term debt increased due to higher outstanding borrowings partially offset by a shift in mix towards lower yielding non-subordinated debt. Interest expense from short-term borrowings was relatively flat compared with the prior year period as higher outstanding borrowings were primarily in securities purchased under agreements to resell and federal funds purchased which continue to be a preferred source of funding given the current interest rate environment.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

Three Months Ended March 31,	2014	2013	Increase (Decrease)
	(dollars are in millions)
Commercial:
Construction and other real estate	$2	$9	$(7)
Business and corporate banking	19	2	17
Global banking	7	(1)	8
Other commercial	(4)	—	(4)
Total commercial	$24	$10	$14
Consumer:
Residential mortgages	(16)	(3)	(13)
Home equity mortgages	2	17	(15)
Credit card receivables	5	(2)	7
Other consumer	1	(1)	2
Total consumer	(8)	11	(19)
Total provision for credit losses	$16	$21	$(5)
Provision as a percentage of average loans	0.1%	0.1%

*	Not meaningful.
During the three months ended March 31, 2014, our provision for credit losses decreased $5 million driven by lower provisions for credit losses in our consumer loan portfolio partially offset by a higher provision for credit losses in our commercial loan portfolio. During the three months ended March 31, 2014, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $32 million.
In our commercial portfolio, the provision for credit losses increased in the three months ended March 31, 2014 reflecting an increase in judgmental reserves for risk factors not fully reflected in the statistical reserve calculations as well as loan growth in expansion markets, primarily in business and corporate banking, and, to a lesser extent, global banking. Partially offsetting these increases were continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels, managed reductions in certain exposures, and improvements in the financial circumstances of certain customer relationships.
The provision for credit losses on residential mortgages including home equity mortgages decreased $28 million during the three months ended March 31, 2014. The decrease was driven by an improvement in home prices as well as continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates.
The provision for credit losses associated with credit card receivables increased $7 million during the three months ended March 31, 2014 reflecting a moderate increase in delinquency rates.
Our methodology and accounting policies related to the allowance for credit losses are presented in our 2013 Form 10-K under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues.

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Credit card fees	$14	$13	$1	7.7%
Other fees and commissions	173	170	3	1.8
Trust income	31	32	(1)	(3.1)
Trading revenue	133	164	(31)	(18.9)
Net other-than-temporary impairment losses	(2)	—	(2)	*
Other securities gains, net	22	131	(109)	(83.2)
HSBC affiliate income:
Fees and commissions	38	42	(4)	(9.5)
Other affiliate income	9	12	(3)	(25.0)
Total HSBC affiliate income	47	54	(7)	(13.0)
Residential mortgage banking revenue	48	46	2	4.3
Gain (loss) on instruments designated at fair value and related derivatives	28	(27)	55	*
Other income:
Valuation of loans held for sale	1	3	(2)	(66.7)
Insurance	3	1	2	*
Miscellaneous income	2	5	(3)	(60.0)
Total other income	6	9	(3)	(33.3)
Total other revenues	$500	$592	$(92)	(15.5)%

*	Not meaningful.
Credit card fees  Credit card fees were relatively flat in the three months ended March 31, 2014.
Other fees and commissions  Other fees and commissions increased in the three months ended March 31, 2014 due to higher fee based income resulting from increased levels of commercial lending activity, partially offset by lower custodial fees due to a decrease in precious metals average inventory held under custody as well as lower average metals prices. The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Account services	$70	$69	$1	1.4%
Credit facilities	52	52	—	—
Custodial fees	11	18	(7)	(38.9)
Other fees	40	31	9	29.0
Total other fees and commissions	$173	$170	$3	1.8%
Trust income  Trust income was relatively flat in the three months ended March 31, 2014.

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

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Trading revenue	$133	$164	$(31)	(18.9)%
Net interest income	3	(10)	13	*
Trading related revenue	$136	$154	$(18)	(11.7)%
Business Activities:
Derivatives(1)	$62	$69	$(7)	(10.1)%
Balance sheet management	4	(3)	7	*
Foreign exchange	57	65	(8)	(12.3)
Precious metals	18	26	(8)	(30.8)
Other trading	(5)	(3)	(2)	(66.7)
Trading related revenue	$136	$154	$(18)	(11.7)%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading related revenue decreased during the three months ended March 31, 2014 due to lower revenue from derivatives, foreign exchange and precious metals was partially offset by an improvement in balance sheet management.
Trading revenue from derivative products decreased during the three months ended March 31, 2014 primarily due to reduced debit valuation adjustments on derivative liabilities as our own credit spreads were stable compared with the widening that occurred in the year ago period. Partially offsetting this decline was an increase in emerging markets related deal activity and lower funding costs related to structured equities notes issuance.
Trading revenue related to balance sheet management activities increased during the three months ended March 31, 2014 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue decreased during the three months ended March 31, 2014 due primarily to a reduction in trade volumes as both volatility and market liquidity remained suppressed.
Precious metals revenue decreased during the three months ended March 31, 2014 from reduced client demand.
Other trading revenue remained relatively flat during the three months ended March 31, 2014.
Net other-than-temporary impairment losses During the three months ended March 31, 2014, one debt security of a consolidated variable interest entity ("VIE") was determined to have a change to its previous other-than-temporary impairment estimate with only the credit component of such other-than-temporary impairment recognized in earnings. During the three months ended March 31, 2013, there were no other-than-temporary impairment losses recognized.
Other securities gains, net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2014 and 2013, we sold $6,855 million and $12,457 million, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. The gross realized gains and losses from sales of securities in both periods, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
HSBC affiliate income  Affiliate income decreased in the three months ended March 31, 2014 due primarily to lower fees associated with residential mortgage loan servicing activities performed on behalf of HSBC Finance and lower income associated with certain performance based activity.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$46	$51	$(5)	(9.8)%
Servicing related income:
Servicing fee income	18	21	(3)	(14.3)
Changes in fair value of Mortgage Servicing Rights ("MSRs") due to:
Changes in valuation model inputs or assumptions	(12)	26	(38)	*
Customer payments	(10)	(10)	—	—
Trading – Derivative instruments used to offset changes in value of MSRs	15	(7)	22	*
Total servicing related income	11	30	(19)	(63.3)
Originations and sales related income:
Gains on sales of residential mortgages	—	24	(24)	(100.0)
Provision for repurchase obligations	34	(13)	47	*
Total originations and sales related income	34	11	23	*
Other mortgage income	3	5	(2)	(40.0)
Total residential mortgage banking revenue included in other revenues	48	46	2	4.3
Total residential mortgage banking related revenue	$94	$97	$(3)	(3.1)%

*	Not meaningful.
Net interest income was lower in the first quarter of 2014 reflecting slightly lower residential mortgage average outstanding balances resulting from higher portfolio prepayments as a result of the low mortgage rate environment. Also contributing to the lower interest income in the first quarter of 2014 are lower spreads on newly originated loans. Consistent with our Premier strategy, additions to our residential mortgage portfolio are primarily mortgages to our Premier customers, while sales of newly originated conforming loans are sold to PHH Mortgage as discussed further below.
Total servicing related income decreased in the first quarter of 2014 driven largely by lower net hedged MSR results combined with lower servicing fees due to a lower average serviced loan portfolio. As a result of our strategic relationship with PHH Mortgage, beginning with May 2013 applications, we no longer add new volume to our serviced portfolio as all agency eligible loans are now sold on a servicing released basis. Changes in MSR valuations are driven by updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing. Consequently, as a result of lower mortgage rates, the MSR asset fair value decreased in the first quarter of 2014 partially offset by gains on instruments used to hedge changes in the fair value of the MSRs.
Originations and sales related income improved in the first quarter of 2014 largely due to lower loss provisions for loan repurchase obligations associated with loans previously sold partially offset by lower gains on sales of residential mortgage loans. During the three months ended March 31, 2014, we recorded a gain of $34 million compared with charges of $13 million in the year ago quarter due to a reduction in our estimated exposure associated with repurchase obligations on loans previously sold. During the first quarter of 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. A similar settlement was entered into with the Federal National Mortgage Association ("FNMA") in the fourth quarter of 2013. We continue to maintain repurchase reserves for FNMA and FHLMC exposure associated with residual risks not covered under these settlement agreements. The lower gains on sales of residential mortgage loans reflects the impact of our agreement with PHH Mortgage as well as lower levels of saleable loans due in part to higher interest rates compared with the prior year period.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to commercial syndicated loans held for sale, certain own fixed-rate debt issuances and all of our hybrid instruments issued, inclusive of structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option has been elected. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.

HSBC USA Inc.

Valuation of loans held for sale  Valuation adjustments on loans held for sale decreased in the first quarter of 2014 due primarily to lower average balances. Valuations on loans held for sale relate primarily to certain student loans which we no longer originate and residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio were subprime residential mortgage loans with a fair value of $27 million and $51 million as of March 31, 2014 and 2013, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.
Other income  Other income, excluding the valuation of loans held for sale as discussed above, was relatively flat during the first quarter of 2014 as lower income associated with credit default swap protection on certain commercial loans was offset by higher income associated with real estate mortgage investment conduits and bank owned life insurance.
Operating Expenses  Compliance costs, while remaining a significant component of our cost base, declined to $53 million in the first quarter of 2014 compared with $76 million in the prior year period, as the prior year period reflects significant one-time AML and other compliance remediation efforts which did not occur at the same level in 2014. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements.
The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Salary and employee benefits	$215	$252	$(37)	(14.7)%
Occupancy expense, net	57	59	(2)	(3.4)
Support services from HSBC affiliates:
Fees paid to HSBC Finance	3	4	(1)	(25.0)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	53	52	1	1.9
Fees paid to HSBC Technology and Services (USA) ("HTSU")	253	233	20	8.6
Fees paid to other HSBC affiliates	45	35	10	28.6
Total support services from HSBC affiliates	354	324	30	9.3
Other expenses:
Equipment and software	14	15	(1)	(6.7)
Marketing	9	10	(1)	(10.0)
Outside services	13	26	(13)	(50.0)
Professional fees	22	25	(3)	(12.0)
Postage, printing and office supplies	2	2	—	—
Off-balance sheet credit reserves	6	6	—	—
FDIC assessment fee	31	22	9	40.9
Miscellaneous	27	27	—	—
Total other expenses	124	133	(9)	(6.8)
Total operating expenses	$750	$768	$(18)	(2.3)%
Personnel - average number	6,183	6,837
Efficiency ratio	73.6%	70.0%

*	Not meaningful.
Salaries and employee benefits  Total salaries and employee benefits expense decreased during the first quarter of 2014 primarily due to a 9.6 percent decrease in average personnel in addition to lower incentive compensation expense in the current year.
Occupancy expense, net  Occupancy expense was relatively flat in the first quarter of 2014.
Support services from HSBC affiliates  Support services from HSBC affiliates increased in the first quarter of 2014 due, in part, to changing the billing process for certain third-party loan servicing costs from a direct expense in the prior year quarter to support services from HTSU in 2014. Also contributing to higher support services from HSBC affiliates was increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems. Compliance costs reflected in support services from affiliates totaled $50 million during the first quarter of 2014 compared with $73 million

HSBC USA Inc.

in first quarter of 2013. A summary of the activities charged to us from various HSBC affiliates is included in Note 13, "Related Party Transactions," in the accompanying consolidated financial statements.
Other expenses  Other expenses increased modestly in the first quarter of 2014 due to an increase in our expectation of compensatory fees payable to FHLMC and higher FDIC assessment fees, largely offset by a decline in outside services expense. The decline in outside services expense reflects moving the billing of certain third-party loan servicing costs from a direct expense in the prior year quarter to support services from HTSU in the first quarter of 2014.
Efficiency ratio  Our efficiency ratio was 73.6 percent during the three months ended March 31, 2014 compared with 70.0 percent during the year-ago period. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the three months ended March 31, 2014 increased to 75.0 percent compared with 67.4 percent in the year-ago period due to a decrease in other revenues, partially offset by a decrease in operating expenses and an increase in net interest income. While operating expenses declined in 2014, they continue to reflect elevated levels of compliance costs.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2014		2013
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$89	35.0%	$108	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	9	3.6	17	5.5
Adjustment of tax rate used to value deferred taxes(1)	61	24.3	2	0.6
Other non-deductible / non-taxable items(2)	(1)	(0.4)	(3)	(1.0)
Items affecting prior periods(3)	(17)	(6.7)	(10)	(3.2)
Uncertain tax positions(4)	(2)	(0.8)	14	4.5
Impact of foreign operations(5)	3	1.2	3	1.1
Low income housing tax credits investments(6)	(7)	(2.8)	(7)	(2.2)
Change in valuation allowance reserves(7)	14	5.5	—	—
Other	—	—	1	0.3
Total income tax expense	$149	58.9%	$125	40.6%

(1)	For 2014, the amount relates to the effects of revaluing our deferred tax assets for New York State Tax Reform as discussed more fully below.

(2)	For 2014 and 2013, the amounts mainly relate to tax exempt interest income.

(3)
For 2014, the amount relates to changes in estimates in the amount of state income taxes deductible on the federal income tax return. For 2013, the amount relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the federal and state income tax returns.

(4)	For 2014 and 2013, the amounts reflect changes in state uncertain tax positions which no longer meet the more likely than not requirement for recognition.

(5)	For 2014 and 2013, the amounts relate to foreign (United Kingdom) tax expense for which no foreign tax credits are allowed.

(6)
For 2014 and 2013, reflects early adoption of ASU 2014-01 which permits an investor to amortize its Low Income Housing Tax Credit investments in proportion to the Low Income Housing tax benefits and present such benefits net of investment amortization in the tax line.

(7)	For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets due to New York State Tax Reform that was enacted on March 31, 2014.
On March 31, 2014, New York Governor Cuomo signed legislation overhauling New York’s corporate tax regime as well as other significant tax changes. Most of these changes take effect for tax years beginning on or after January 1, 2015 and will have a significant and positive future economic impact on HSBC entities with activity taxed in New York State, including us. The changes have had an impact on our deferred taxes at March 31, 2014 and resulted in a decrease to our net deferred tax asset of approximately $75 million.

HSBC USA Inc.

Segment Results – IFRSs Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, "Business" in our 2013 Form 10-K. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2013 Form 10-K.
We report financial information to our parent, HSBC, in accordance with IFRSs. As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 23, "Business Segments," in our 2013 Form 10-K.
Retail Banking and Wealth Management ("RBWM")  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During the first quarter of 2014, we continued to direct resources towards the development and delivery of premium service, client needs based wealth and banking services with particular focus on HSBC Premier, HSBC's global banking service that offers customers a seamless international service as well as HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
Consistent with our strategy, additions to our residential mortgage portfolio are primarily to our Premier customers, while sales of loans historically consisted primarily of conforming loans sold to GSEs and beginning in May 2013, PHH Mortgage. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties and retained the servicing rights in relation to the mortgages upon sale. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage, we now sell our agency eligible originations beginning with May 2013 applications directly to PHH Mortgage on a servicing released basis which has resulted in no new mortgage servicing rights being recognized going forward.
The following table summarizes the IFRSs results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$198	$215	$(17)	(7.9)%
Other operating income	113	107	6	5.6
Total operating income	311	322	(11)	(3.4)
Loan impairment charges	2	32	(30)	(93.8)
Net operating income	309	290	19	6.6
Operating expenses	279	291	(12)	(4.1)
Profit (loss) before tax	$30	$(1)	$31	*

*	Not meaningful.
Our RBWM segment reported a higher profit before tax during the first quarter of 2014. Profit before tax improved $31 million during the first quarter of 2014 driven by higher other operating income, lower loan impairment charges and lower operating expenses, partially offset by lower net interest income.
Net interest income was lower during the first quarter of 2014, driven by lower deposit levels partially offset by margin improvements due to active repricing of the deposit base especially in the non-premier segments which reduced our funding costs. Residential mortgage average balances were slightly lower resulting from higher portfolio prepayments in 2013. Also contributing to the lower net interest income are lower spreads on newly originated loans which reflects competitive pressures and the lower risk profile of our Premier customers.
Other operating income increased in the first quarter of 2014 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans due to a release of reserves in the first quarter of 2014 due primarily to a settlement with FHLMC which settled our liability for substantially all loans sold to FHLMC compared with an increase to the repurchase liability

HSBC USA Inc.

in the prior year period. This was partially offset by lower net hedged mortgage servicing rights results, as well as lower gains on sales of mortgage loans.
Loan impairment charges decreased during the first quarter of 2014 driven by continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, improvements in delinquency roll rates and lower charge-offs including improvements in market value adjustments on loan collateral due to improvements in home prices.
Operating expenses were lower in the first quarter of 2014 primarily due to decreases in expenses driven by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas. Partially offsetting these improvements were higher risk and compliance costs, and an increase in our estimate of compensatory fees payable to FHLMC due, in part, to the exclusion of these exposures from the FHLMC settlement discussed above.
Commercial Banking ("CMB")  CMB's goal is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy in the U.S. by focusing on key markets with high concentration of internationally minded customers. Our CMB segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on our client's needs. Whether it is through commercial centers, the retail branch network, or via HSBCnet, CMB provides customers with products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture and collaborate across HSBC to capture a larger percentage of a relationship. An increase in the number of relationship managers and product partners is enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest. This strategy has also led to a reduction in certain Business Banking customers who do not have significant international needs.
New loan originations have resulted in a 23 percent increase in quarter-to-date average loans outstanding to Corporate Banking customers since the first quarter of 2013. The Commercial Real Estate group is focusing on selective business opportunities in markets where we have strong portfolio expertise, which reflects in a 8 percent increase in quarter-to-date average outstanding loans for this portfolio since the first quarter of 2013. Total quarter-to-date average loans increased 15 percent across all CMB business lines as compared with the first quarter of 2013.
The following table summarizes the IFRSs results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$187	$170	$17	10.0%
Other operating income	68	65	3	4.6
Total operating income	255	235	20	8.5
Loan impairment charges	7	14	(7)	(50.0)
Net operating income	248	221	27	12.2
Operating expenses	158	162	(4)	(2.5)
Profit before tax	$90	$59	$31	52.5%
Our CMB segment reported a higher profit before tax during the first quarter of 2014, driven by higher net interest income, higher other operating income, lower loan impairment charges and lower operating expenses.
Net interest income increased in the first quarter of 2014 due to the favorable impact of higher loan balances, primarily in expansion markets, which was partially offset by lower yields on newly originated loans and, to a lesser extent, loan repricing.
Other operating income was higher during the first quarter of 2014 due to higher fees generated from an increase in credit commitments and higher Global Banking and Markets ("GB&M") collaboration income due to an increase in debt and leverage acquisition financing activity.
Loan impairment charges were lower during the first quarter of 2014 primarily due to net recoveries in commercial real estate and lower provisions in corporate banking.
Operating expenses decreased during the first quarter of 2014 as the prior year period included certain one-time expenses related to capitalized software and incentive accruals which did not reoccur in 2014.
Global Banking and Markets  Our GB&M business segment supports HSBC’s emerging markets-led and financing-focused global strategy by leveraging the HSBC Group's advantages and scale, strength in developed and emerging markets and product expertise

HSBC USA Inc.

in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. GB&M clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, GB&M aims to develop a comprehensive understanding of each client’s financial requirements with a long-term relationship management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and Private Banking ("PB") to meet their domestic and international banking needs.
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
We continue to target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Consistent with our global strategy, we are also focused on identifying opportunities to cross-sell our products to CMB and RBWM customers. Furthermore, we have seen higher corporate loan balances compared with the prior year quarter. GB&M segment results during the first quarter of 2014 benefited from more stable U.S. financial market conditions, which reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices.
The following table summarizes IFRSs results for the GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$97	$109	$(12)	(11.0)%
Other operating income	294	382	(88)	(23.0)
Total operating income(1)	391	491	(100)	(20.4)
Loan impairment charges	15	3	12	*
Net operating income	376	488	(112)	(23.0)
Operating expenses	239	230	9	3.9
Profit before tax	$137	$258	$(121)	(46.9)%

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Credit(2)	$36	$25	$11	44.0%
Rates	58	49	9	18.4
Foreign Exchange and Metals	77	93	(16)	(17.2)
Equities	1	(5)	6	*
Total Global Markets	172	162	10	6.2
Capital Financing	62	53	9	17.0
Payments and Cash Management	85	78	7	9.0
Securities Services	3	4	(1)	(25.0)
Global Trade and Receivables Finance	11	13	(2)	(15.4)
Balance Sheet Management(3)	64	162	(98)	(60.5)
Debit Valuation Adjustment	—	21	(21)	(100.0)
Other(4)	(6)	(2)	(4)	*
Total operating income	$391	$491	$(100)	(20.4)%

*	Not meaningful.

(2)
Credit includes $35 million and $31 million in the three months ended March 31, 2014 and 2013, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)	Includes gains on the sale of securities of $23 million and $131 million in the three months ended March 31, 2014 and 2013, respectively.

(4)	Other includes corporate funding charges and earnings on capital.
Our GB&M segment reported a lower profit before tax during the first quarter of 2014, driven primarily by lower gains from sales of securities within other operating income, as well as, lower net interest income, higher loan impairment charges and higher operating expenses.
Credit revenue increased during the first quarter of 2014 from the improved performance of emerging markets related trading activity and lower losses from other credit default swap trading. Gains on legacy structured credit products from changes in fair value were $29 million during the first quarter of 2014 compared with $28 million during the first quarter of 2013. Included in the gains from structured credit products were increases in fair value related to exposures to monoline insurance companies of $16 million during the first quarter of 2014 compared with $20 million during the first quarter of 2013. Credit revenue also included valuation gains of $3 million during the first quarter of 2014 related to the fair value of sub-prime residential mortgage loans held for sale compared with valuation losses of $1 million during the first quarter of 2013. Revenue from Rates increased during the first quarter of 2014 due primarily to higher deal activity in emerging markets related derivatives. Foreign Exchange and Metals revenue declined during the first quarter of 2014 from reduced metals related activity including lower client trading and lower fees from metals safekeeping. The increase in Equities was driven by higher fees received for services provided to an affiliate.
Corporate loan and asset backed financing growth resulted in higher Capital Financing revenue during the first quarter of 2014. Payments and Cash Management revenue increased due to higher average deposit balances and higher income from transaction related services.
Balance Sheet Management reflected lower gains from the sales of securities during the first quarter of 2014, partially offset by higher net interest income resulting from higher average investment balances.
Debit valuation adjustments on derivative liabilities decreased during the first quarter of 2014, which reflected a tightening of our spreads relative to the first quarter of 2013.
Loan impairment charges increased in the first quarter of 2014 primarily reflecting an increase in expected loss on a single name exposure.
Operating expenses increased during the first quarter of 2014 due primarily to increased support function allocations resulting from the deployment of a new metrics based cost allocation model. Partly offsetting this increase were lower performance based compensation accruals which is correlated to the reduction in operating income.
Private Banking  PB provides wealth management, business and family succession solutions to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer tailored, coordinated and innovative ways to manage and preserve wealth while optimizing returns. Managed as a global business, PB offers a wide range of products and services, including banking, liquidity management, investment services, custody,

HSBC USA Inc.

tailored lending, trust and fiduciary services, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and banking needs.
We continue to dedicate resources in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning and trusts services. Client deposit levels decreased $395 million or 3 percent compared with March 31, 2013 mainly from international market customers. Total loans increased $400 million or 7 percent compared with the prior year from commercial and industrial, and residential mortgage portfolios. Overall period end client assets were lower than March 31, 2013 by $2,178 million primarily due to a reduction in highly active institutional custody customer balances partially offset by higher PB wealth management and investment products.
The following table provides additional information regarding client assets during the first quarter of 2014 and 2013:

Three Months Ended March 31,	2014	2013
	(in millions)
Client assets at beginning of the period	$44,661	$46,461
Net new money	129	947
Value change	675	235
Client assets at end of period	$45,465	$47,643
The following table summarizes IFRSs results for the PB segment.

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$49	$45	$4	8.9%
Other operating income	25	28	(3)	(10.7)
Total operating income	74	73	1	1.4
Loan impairment charges (recoveries)	(5)	1	(6)	*
Net operating income	79	72	7	9.7
Operating expenses	55	60	(5)	(8.3)
Profit before tax	$24	$12	$12	100.0%

*	Not meaningful.
Our PB segment reported higher profit before tax during the first quarter of 2014 driven by higher net interest income, lower loan impairment changes and lower operating expenses, partially offset by lower other operating income.
Net interest income was higher in the first quarter of 2014 due to improved volumes in lending and liquidity premiums on deposits, partially offset by lower net interest from the reduction in demand deposit and time deposit balances.
Other operating income was lower during the first quarter of 2014 mainly due to reductions in other income from affiliates and custody product fees.
Loan impairment charges decreased during the first quarter of 2014 due to a recovery related to the payoff of a troubled debt restructuring loan and releases of reserves due to loans pay downs.
Operating expenses decreased during the first quarter of 2014 primarily due to lower incentive compensation expense as well as reduced indirect and intercompany costs.
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

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended March 31,	2014	2013	Amount	%
	(dollars are in millions)
Net interest expense	$(13)	$(14)	$1	7.1%
Gain (loss) on own fair value option debt attributable to credit spread	19	(42)	61	*
Other operating income	6	25	(19)	(76.0)
Total operating income (loss)	12	(31)	43	*
Loan impairment charges	—	—	—	—
Net operating income (loss)	12	(31)	43	*
Operating expenses	25	21	4	19.0
Loss before tax	$(13)	$(52)	$39	75.0%

*	Not meaningful.
Loss before tax improved during 2014 primarily due to improvements in revenue associated with changes in fair value and related derivatives of our own debt for which fair value option was elected, partially offset by lower revenue from low income housing tax credit investments.
Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRSs basis. For segment reporting purposes, intersegment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. Also see Note 14, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our IFRSs segment results to U.S. GAAP consolidated totals.

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
For loans identified as troubled debt restructurings ("TDR Loans"), an allowance for credit losses is maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rate or in the case of certain loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. The circumstances in which we perform a loan modification involving a TDR loan at a then current market interest rate for a borrower with similar credit risk would include other changes to the terms of the original loan made as part of the restructure (e.g. principal reductions, collateral changes, etc.) in order for the loan to be classified as a TDR Loan.
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 30-55 percent for first lien mortgage loans and 95-100 percent for second lien home equity loans. At March 31, 2014, approximately 1 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2013 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2013 Form 10-K. There have been no material revisions to our policies or methodologies during the first quarter of 2014.
The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Allowance for credit losses	$574	$606
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.6%	.6%
Consumer:
Residential mortgages	1.0	1.2
Home equity mortgages	2.7	2.4
Credit card receivables	6.6	5.9
Other consumer loans	2.7	2.5
Total consumer loans	1.4	1.6
Total	.8%	.9%
Net charge-offs(1):
Commercial	317.5%	513.3%
Consumer	274.2	301.0
Total	295.9%	381.1%
Nonperforming loans(1):
Commercial	246.4%	118.5%
Consumer	26.5	28.3
Total	50.8%	46.1%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months ended March 31, 2014 and 2013.
The allowance for credit losses at March 31, 2014 decreased $32 million, or 5 percent as compared with December 31, 2013 due to lower loss estimates in our consumer loan portfolio. Our consumer allowance for credit losses decreased $32 million in the three months ended March 31, 2014, driven primarily by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels and improvements in loan delinquency roll rates. Our residential mortgage loan allowance for credit losses in both periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing

HSBC USA Inc.

market trends and foreclosure timeframes. Also contributing to the decrease was a lower allowance for credit losses for our credit card portfolio due to a lower outstanding receivables balance reflecting seasonal paydowns. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which is in the early stages of recovery. Our commercial allowance for credit losses was flat in the three months ended March 31, 2014 as an increase in judgmental reserves for risk factors not fully reflected in the statistical reserve calculations as well as higher allowances associated with loan growth in expansion markets, primarily in business and corporate banking, and, to a lesser extent, global banking were offset by reductions in certain loan exposures including the charge-off of certain client relationships and continued improvements in economic and credit conditions which led to lower nonperforming loans and criticized asset levels.
The allowance for credit losses as a percentage of total loans at March 31, 2014 decreased compared with December 31, 2013 for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased in the first quarter of 2014 driven by increased charge-offs in our commercial loan portfolio and a decrease in allowance for credit losses for consumer loans while consumer charge-offs were flat.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	March 31, 2014		December 31, 2013
	(dollars are in millions)
Commercial(2)	$308	72.4%	$308	71.6%
Consumer:
Residential mortgages	156	23.1	186	23.4
Home equity mortgages	52	2.8	49	3.0
Credit card receivables	45	1.0	50	1.3
Other consumer	13.7		13.7
Total consumer	266	27.6	298	28.4
Total	$574	100.0%	$606	100.0%

(1)	Excluding loans held for sale.

(2)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	March 31, 2014	December 31, 2013
	(in millions)
Off-balance sheet credit risk reserve	$66	$60
The increase in off-balance sheet reserves at March 31, 2014 as compared with December 31, 2013 largely reflects new customer activity and higher estimated exposures on certain facilities. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Delinquent loans:
Commercial	$120	$135
Consumer:
Residential mortgages	1,132	1,208
Home equity mortgages	59	68
Total residential mortgages(1)(2)	1,191	1,276
Credit card receivables	19	21
Other consumer	17	19
Total consumer	1,227	1,316
Total	$1,347	$1,451
Delinquency ratio:
Commercial	.24%	.28%
Consumer:
Residential mortgages	7.10	7.59
Home equity mortgages	3.04	3.38
Total residential mortgages(2)	6.66	7.11
Credit card receivables	2.78	2.46
Other consumer	3.11	3.32
Total consumer	6.42	6.80
Total	1.93%	2.14%

(1)
At March 31, 2014 and December 31, 2013, residential mortgage loan delinquency includes $1,041 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $22 million and $27 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$77	$58
ARM loans	323	304
Delinquency ratio:
Interest-only loans	2.09%	1.59%
ARM loans	2.97	2.85
Compared with December 31, 2013, our two-months-and-over contractual delinquency ratio declined 21 basis points as we experienced lower dollars of delinquency in both our commercial and consumer loan portfolios. Our consumer loan two-month-and-over contractual delinquency ratio at March 31, 2014 decreased 38 basis points from December 31, 2013 due to lower levels of late-stage residential mortgage loan delinquency. Residential mortgage loan delinquency levels continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account and, consequently, in delinquency. Compared with December 31, 2013, our commercial two-months-and-over contractual delinquency ratio decreased 4 basis points due to higher outstanding loan balances as well as reductions in certain loan exposures including the charge-off of certain client relationships.
Residential mortgage delinquency is significantly higher than home equity mortgage delinquency in both periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the

HSBC USA Inc.

residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. Therefore, there are no additional credit loss reserves required for these loans. There is a substantially lower volume of home equity mortgage loans where we pursue foreclosure less frequently given the subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC Finance is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our residential mortgages. Both of these factors are expected to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$17	$(2)	$55
Business and corporate banking	2	22	3
Global banking	8	(1)	—
Other commercial	(3)	(4)	—
Total commercial	24	15	58
Consumer:
Residential mortgages	14	4	15
Home equity mortgages	(1)	13	12
Total residential mortgages	13	17	27
Credit card receivables	10	6	11
Other consumer	1	2	4
Total consumer	24	25	42
Total	$48	$40	$100
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.75%	(.09)%	2.62%
Business and corporate banking	.05	.61	.13
Global banking	.15	(.02)	—
Other commercial	(.40)	(.60)	—
Total commercial	.20	.12	.55
Consumer:
Residential mortgages	.36	.10	.40
Home equity mortgages	(.20)	2.55	2.15
Total residential mortgages	.30	.38	.62
Credit card receivables	5.87	2.85	5.84
Other consumer	.81	1.63	2.71
Total consumer	.51	.52	.89
Total	.29%	.24%	.65%
 Our net charge-off ratio as a percentage of average loans increased 5 basis points for the quarter ended March 31, 2014 compared with the quarter ended December 31, 2013, due primarily to the sale or payoff of certain commercial exposures, largely in construction and other real estate and global banking, which resulted in higher commercial loan charge-offs in the current quarter. The decrease in total residential mortgage loan charge-offs in the current year reflects the recovery of one large exposure in home equity mortgages, partially offset by higher residential mortgage charge-offs.
Compared with the year-ago quarter, our net charge-off ratio as a percentage of average loans decreased 36 basis points, driven by lower commercial loan charge-offs, largely relating to the charge-off of a single client relationship in the prior year quarter and lower charge-offs in consumer loans primarily due to lower total residential mortgage charge-offs primarily due to the recovery of one large exposure in home equity mortgages in the current year.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$32	$44
Other real estate	62	122
Business and corporate banking	21	21
Global banking	—	65
Other commercial	3	2
Total commercial	118	254
Consumer:
Residential mortgages	907	949
Home equity mortgages	71	77
Total residential mortgages(1)(2)(3)	978	1,026
Total consumer loans	978	1,026
Nonaccrual loans held for sale	79	25
Total nonaccruing loans	$1,175	$1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	6	5
Other commercial	1	1
Total commercial	7	6
Consumer:
Credit card receivables	14	14
Other consumer	13	14
Total consumer loans	27	28
Total accruing loans contractually past due 90 days or more	34	34
Total nonperforming loans	1,209	1,339
Other real estate owned	47	47
Total nonperforming assets	$1,256	$1,386
Allowance for credit losses as a percent of nonperforming loans(4):
Commercial	246.4%	118.5%
Consumer	26.5	28.3

(1)
At March 31, 2014 and December 31, 2013, residential mortgage loan nonaccrual balances include $853 million and $866 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more. Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of amortized cost or fair value.

Nonaccrual loans at March 31, 2014 decreased as compared with December 31, 2013 due to lower levels of both commercial and consumer nonaccrual loans. Commercial nonaccrual loans decreased due primarily to the sale or payoff of certain commercial exposures as well as customer upgrades out of default outpacing new defaults. Our consumer nonaccrual loans also decreased compared with December 31, 2013 driven by lower nonaccrual residential mortgage loans due to improved credit quality. Residential mortgage loan nonaccrual levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more were flat compared with December 31, 2013.

HSBC USA Inc.

Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2013 Form 10-K.
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

	March 31, 2014	December 31, 2013
	(in millions)
Impaired commercial loans:
Balance at end of period	$309	$481
Amount with impairment reserve	76	165
Impairment reserve	14	40
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

The following table summarizes criticized loans.

	March 31, 2014	December 31, 2013
	(in millions)
Special mention:
Commercial loans	$1,406	$1,354
Substandard:
Commercial loans	602	647
Consumer loans	859	944
Total substandard	1,461	1,591
Doubtful:
Commercial loans	10	37
Total	$2,877	$2,982
Criticized loans at March 31, 2014 decreased compared with December 31, 2013 as lower levels of substandard and doubtful commercial loans due to improved credit quality, pay downs and managed reductions in certain exposures.

HSBC USA Inc.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2014 and December 31, 2013, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2014	December 31, 2013
	(in millions)
Interest-only residential mortgage loans	$3,679	$3,643
ARM loans(1)	10,877	10,684

(1)
ARM loan balances above exclude $5 million and $11 million of subprime residential mortgage loans held for sale at March 31, 2014 and December 31, 2013, respectively. In 2014 and 2015, approximately $205 million and $201 million, respectively, of the ARM loans will experience their first interest rate reset.

The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage loan portfolio. Amounts in the table exclude residential mortgage loans held for sale of $42 million and $91 million at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014	December 31, 2013
	(in millions)
Closed end:
First lien	$15,900	$15,826
Second lien	131	137
Revolving:
Second lien	1,807	1,874
Total	$17,838	$17,837

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at March 31, 2014 for certain loan portfolios.

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages	Credit Card Receivables
New York State	38.3%	33.7%	56.4%
California	18.1	31.9	8.8
North Central United States	3.0	5.8	3.6
North Eastern United States, excluding New York State	10.8	9.4	12.2
Southern United States	23.7	14.8	13.9
Western United States, excluding California	6.1	4.4	2.7
Others	—	—	2.4
Total	100.0%	100.0%	100.0%
Credit Risks Associated with Derivative Contracts  Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. Counterparties to our derivative activities include financial institutions, central clearing parties, foreign and domestic government agencies, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients as well as other HSBC entities. These counterparties are subject to regular credit review by the credit risk management department. To minimize credit risk, we enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, we reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will differ based on an assessment of the credit risk of the counterparty.
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

	March 31, 2014	December 31, 2013
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$41,682	$44,209
Less: collateral held against exposure	5,192	6,064
Net credit risk exposure	$36,490	$38,145

HSBC USA Inc.

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
During the first quarter of 2014, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization. However, long-term interest rates have risen in 2014 due to the FRB starting to reduce its bond buying stimulus program, which it plans to reduce further as the economy continues to improve. The prolonged period of low interest rates also continues to put pressure on spreads earned on our deposit base.
On June 27, 2013, HSBC and HSBC Bank USA submitted an initial resolution plan jointly to the FRB and the Federal Deposit Insurance Corporation ("FDIC") as required under Dodd-Frank and a rule issued by those bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more. An update to the initial resolution plan is due to be submitted jointly to the FRB and FDIC on July 1, 2014.
Interest Bearing Deposits with Banks  totaled $23,466 million and $19,614 million at March 31, 2014 and December 31, 2013, respectively, which includes $22,012 million and $18,520 million, respectively, held with the Federal Reserve Bank. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Securities Purchased under Agreements to Resell  totaled $1,352 million and $2,119 million at March 31, 2014 and December 31, 2013, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Short-Term Borrowings  totaled $28,767 million and $19,135 million at March 31, 2014 and December 31, 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $105,531 million and $112,608 million at March 31, 2014 and December 31, 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $22,953 million at March 31, 2014 from $22,847 million at December 31, 2013. The following table presents the maturities of long-term debt at March 31, 2014, including secured financings and conduit facility renewals:

(in millions)
2014	$3,357
2015	4,481
2016	1,582
2017	1,928
2018	3,070
Thereafter	8,535
Total	$22,953

HSBC USA Inc.

The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,	2014	2013
	(in millions)
Long-term debt issued	$767	$1,203
Long-term debt repaid	(690)	(942)
Net long-term debt issued	$77	$261
Under our shelf registration statement on file with the SEC, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At March 31, 2014, we were authorized to issue up to $21,000 million, of which $7,618 million was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $15,820 million was available at March 31, 2014.
As a member of the New York Federal Home Loan Bank ("FHLB"), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At March 31, 2014 and December 31, 2013, long-term debt included $1,000 million under this facility. The facility also allows access to further borrowings of up to $5,200 million based upon the amount pledged as collateral with the FHLB.
Preferred Equity  See Note 18, "Preferred Stock," in our 2013 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2014, we did not receive any cash capital contributions from HSBC North America Inc. ("HNAI") and we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of March 31, 2014 and December 31, 2013. In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above.
The following table summarizes selected capital ratios for HSBC USA with detailed explanation below:

	March 31, 2014	December 31, 2013
Common equity Tier 1 capital to risk weighted assets(1)	11.63%	9.94%
Tier 1 capital to risk weighted assets	10.48	11.65
Total capital to risk weighted assets	16.05	16.36
Tier 1 capital to average assets (leverage ratio)	8.16	7.90
Total equity to total assets	8.90	8.88

(1)	For December 31, 2013, the ratio presented is the Tier 1 common ratio calculated under Basel I.
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
Regulatory capital requirements are based on the amount of capital required to be held, as defined by regulations, and the amount of risk weighted assets, also calculated based on regulatory definitions. Economic Capital is a proprietary measure to estimate unexpected loss at the 99.95 percent confidence level over a 1-year time horizon. Economic Capital is compared to a calculation of available capital resources to assess capital adequacy as part of the ICAAP. In addition, Risk Adjusted Return On Economic Capital (RAROC) is computed for our businesses to allow for a comparison of return on risk.
As previously disclosed in our 2013 Form 10-K, U.S. regulators issued a final rule implementing the Basel III capital framework in the U.S. which, for banking organizations such as HSBC North America and HSBC Bank USA, took effect from January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, beginning in 2014, capital ratios are reported in accordance with the Basel III transition rules in the final rule. At December 31, 2013, capital ratios were reported according to Basel I rules and reflect the impact of the U.S. market risk final rule (known in the industry as Basel 2.5).

HSBC USA Inc.

The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and introduced the "Standardized Approach" for risk weighted assets, which will replace the Basel 1 risk-based guidance for determining risk-weighted assets as of January 1, 2015. The Basel III final rule also builds on the "Advanced Approach" introduced by Basel II, incorporates certain changes to Basel 2.5 and implements certain other requirements of the Dodd-Frank Act.
The Advanced Approach was introduced by Basel II and includes an internal ratings based approach for credit risk and an advanced measurement approach for operational risk, and is applicable for banking organizations with $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as "Advanced Approach" banking organizations, which includes banking organizations such as HSBC North America and HSBC Bank USA). Adoption of the Advanced Approach requires the approval of U.S. regulators. Advanced Approach banking organizations, including HSBC North America and HSBC Bank USA, are required to operate initially in a "parallel run" wherein they must report their risk-based capital ratios using risk-weighted assets under both Basel I (and in 2015, the Standardized Approach) as well as the Advanced Approach to their primary federal regulator, but publicly disclose only their capital ratios calculated using Basel I (or in 2015, the Standardized Approach) risk-weighted assets. Upon receiving approval to exit parallel run, Advanced Approach banking organizations would then publicly disclose their capital ratios calculated using Basel I (or in 2015, their Standardized Approach) and Advanced Approach risk weighted assets. Although we began a parallel run period in January 2010, it is unclear as to when approval from the appropriate regulators will be received in order to exit parallel run.
With regard to the elements of capital, the application of the Basel III final rule requires HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 capital may be included fully in Tier 2 capital during those two years, but must be phased out of Tier 2 capital by January 1, 2022. We continue to consider options for redeeming our outstanding trust preferred securities which total $550 million at March 31, 2013. In addition, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 is required to be phased out by January 1, 2016, and issuances after May19, 2010 are required to be excluded from capital as of January 1, 2014. As a result, approximately $200 million of our currently outstanding Tier 2 qualifying subordinated debt will be phased out of capital under the final rule. Also under the final rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital.
In February 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks, such as HSBC, with significant operations in the United States to establish a single intermediate holding company to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an intermediate holding company structure (i.e., HSBC North America), and we do not expect the FRB's final rule to have a significant impact on our U.S. operations. Under the final rule, intermediate holding companies, including HSBC North America and HSBC USA, will be subject to the Standardized Approach unless they apply to be subject to the Advanced Approach. The impact of the final rule is being reviewed. Intermediate holding companies will be subject to all other risk-based capital requirements, stress testing requirements, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements would become effective on July 1, 2016.
As previously disclosed, U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to submit annual capital plans for review. Under capital plan rules, the FRB will annually evaluate bank holding companies' capital adequacy, internal capital assessment process and plans for capital distributions and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distribution.
In addition, U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's CCAR program, which includes an annual supervisory stress test conducted by the FRB, as well as semi-annual bank holding company-run stress tests. HSBC North America was required to submit its first CCAR capital plan submission in January 2014. HSBC Bank USA is subject to the OCC's stress testing requirements, which require certain banks to conduct annual bank-run stress tests, and was required to submit its first stress testing results in January 2014. The company-run stress test is a forward looking exercise to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon, beginning in the fourth quarter of 2013. For HSBC North America, the DFAST was conducted in conjunction with CCAR. HSBC North America and HSBC Bank USA publicly disclosed the results of their stress tests, as required, in March 2014. The FRB also publicly disclosed its own stress testing results and CCAR results in March 2014.
HSBC North America and HSBC Bank USA are required to disclose the results of their Dodd-Frank stress tests under the FRB and OCC’s severely adverse stress scenario (the ‘supervisory severely adverse scenario’). For the 2014 annual stress testing cycle, the supervisory severely adverse scenario was characterized by a substantial weakening in economic activity across all of the economies included in the scenario. In addition, the scenario featured a significant reversal of recent improvements to the U.S.

HSBC USA Inc.

housing market and the outlook for the Eurozone. In the U.S., the scenario featured a severe recession in which the unemployment rate increases four percentage points from current levels and, from late 2014 to mid-2016, it is above any level experienced in the past 70 years. Mortgage interest rates remain relatively unchanged at the current low levels. It is important to note that the scenarios provided by the FRB and OCC are not forecasts, but rather hypothetical scenarios to be used to assess the strength and resilience of institutions in baseline and stressed economic and financial market environments.
On March 26, 2014, the FRB informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital actions, including payment of dividends on outstanding preferred stock of HSBC North America and its subsidiaries. The FRB informed HSBC North America that it did object to its capital plan submitted for the 2014 CCAR submission due to weaknesses in its capital planning processes. HSBC North America will be required to resubmit its capital plan incorporating enhancements to its processes. In the FRB's DFAST results issued on March 24, 2014, HSBC North America had the strongest minimum total capital ratio, after the impact of the supervisory severely adverse scenario, compared to its peer CCAR firms, an indication of the capital and financial strength of HSBC North America. The DFAST results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity. The FRB does not permit bank holding companies to disclose confidential supervisory information including the reason for an objection to a capital plan submitted for CCAR.
We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 15 , "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2014 Funding Strategy  Our current estimate for funding needs and sources for 2014 are summarized in the following table.

	Actual January 1 through March 31, 2014	Estimated April 1 through December 31, 2014	Estimated Full Year 2014
	(in billions)
Funding needs:
Net loan growth	$3	$5	$8
Long-term debt maturities	1	2	3
Total funding needs	$4	$7	$11
Funding sources:
Liquidation of short-term investments	$3	$6	$9
Long-term debt issuance	1	1	2
Total funding sources	$4	$7	$11
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
HSBC Finance ceased issuing under its commercial paper program in 2012 and instead is relying on its affiliates, including HSBC USA, to satisfy its funding needs.
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

	Balance at March 31, 2014
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2013
	(in millions)
Standby letters of credit, net of participations(1)	$5,809	$2,490	$11	$8,310	$8,409
Commercial letters of credit	598	75	—	673	528
Credit derivatives(2)	45,063	111,996	7,266	164,325	180,380
Other commitments to extend credit:
Commercial(3)	15,153	50,421	2,471	68,045	66,328
Consumer	6,795	—	—	6,795	6,714
Total	$73,418	$164,982	$9,748	$248,148	$262,359

(1)	Includes $890 million and $865 million issued for the benefit of HSBC affiliates at March 31, 2014 and December 31, 2013, respectively.

(2)	Includes $36,188 million and $34,856 million issued for the benefit of HSBC affiliates at March 31, 2014 and December 31, 2013, respectively.

(3)	Includes $3,579 million and $3,763 million issued for the benefit of HSBC affiliates at March 31, 2014 and December 31, 2013, respectively.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to Regency, a multi-seller asset backed commercial paper ("ABCP") conduit consolidated by our affiliate. See Note 16, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information regarding ABCP conduits and our variable interests in them.
We provide liquidity support to Regency in the form of lines of credit or asset purchase agreements. Under the terms of these liquidity agreements, Regency may call upon us to lend money or to purchase certain assets in the event the conduit is unable or unwilling to issue or rollover maturing commercial paper. The maximum amount that we could be required to advance is generally limited to the lesser of the amount of outstanding commercial paper related to the supported transaction and the balance of the assets underlying that transaction adjusted by a funding formula that excludes defaulted and impaired assets. As a result, the maximum amount that we would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.
The following tables present information on our liquidity facilities with Regency at March 31, 2014. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

HSBC USA Inc.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$2,303	$1,442	11	$1,442	13

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	46%	69%	—%	—%	—%	—%
Trade receivables	33	—	100	100	—	—
Credit card receivables	—	—	—	—	—	—
Equipment loans	21	31	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2014.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
During the first quarter of 2014, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients. Credit spreads in the multi-seller conduit market have also remained stable during the three months ended March 31, 2014 following a pattern that was prevalent across the U.S. credit markets.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $45 million in the fair value of financial liabilities during the three months ended March 31, 2014, compared with a decrease of $9 million during the three months ended March 31, 2013.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the first quarter of 2014 should not be considered indicative of the results for any future period.

HSBC USA Inc.

Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for further details on our valuation control framework.
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
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, corporate debt, preferred securities and leveraged / syndicated loans as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2014 and December 31, 2013, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the

HSBC USA Inc.

counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between leveling categories are recognized at the end of each reporting period.
Transfers Between Level 1 and Level 2 Measurements  During the three months ended March 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(dollars are in millions)
Level 3 assets(1)(2)	$4,160	$3,831
Total assets measured at fair value(3)	150,048	158,834
Level 3 liabilities	3,368	3,751
Total liabilities measured at fair value(1)	90,447	97,540
Level 3 assets as a percent of total assets measured at fair value	2.8%	2.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.7%	3.8%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $4,082 million of recurring Level 3 assets and $78 million of non-recurring Level 3 assets at March 31, 2014. Includes $3,667 million of recurring Level 3 assets and $164 million of non-recurring Level 3 assets at December 31, 2013.

(3)
Includes $149,763 million of assets measured on a recurring basis and $285 million of assets measured on a non-recurring basis at March 31, 2014. Includes $158,149 million of assets measured on a recurring basis and $685 million of assets measured on a non-recurring basis at December 31, 2013.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $16 million positive and $20 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2014 and 2013, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $48 million and $64 million against our monoline exposure at March 31, 2014 and December 31, 2013, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $273 million at both March 31, 2014 and December 31, 2013, respectively.
Loans As of March 31, 2014 and December 31, 2013, we have classified $27 million and $46 million, respectively, of subprime residential mortgage loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded gains of less than a million and $2 million during the three months ended March 31, 2014 and 2013, respectively. The changes in fair value are recorded as other revenues in the consolidated statement of income.
Significant Transfers Into and Out of Level 3 Measurements  During the first quarter of 2014, we transferred $140 million of deposits in domestic offices and $71 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the first quarter of 2014, we transferred $68 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the first quarter of 2013, we transferred $85 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2014 and 2013 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of March 31, 2014:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$96
	Residential mortgages - Alt A	91
	Residential mortgages - Subprime	1
	Total AAA	188
A	Residential mortgages - Alt A	11
	Residential mortgages - Subprime	61
	Home equity - Alt A	95
	Student loans	68
	Total A	235
BBB	Residential mortgages - Alt A	8
	Other - Alt A	94
	Collateralized debt obligations	258
	Total BBB	360
CCC	Residential mortgages - Subprime	5
	Home equity - Alt A	125
	Total CCC	130
Unrated	Residential mortgages - Alt A	1
		$914

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $41 million or a decrease of the overall fair value measurement of approximately $51 million as of March 31, 2014. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

•	Security and Fraud risk is the risk to the business from terrorism, crime, incidents/disasters, cyber attacks and groups hostile to HSBC interests;

•	Model risk is the risk of incorrect implementation or inappropriate application of models. Model risk occurs when a model does not properly capture risk(s) or perform functions as designed; and

•	Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid.
See "Risk Management" in MD&A in our 2013 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections.
Credit Risk Management Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. There have been no material changes to our approach towards credit risk management since December 31, 2013. See "Risk Management" in MD&A in our 2013 Form 10-K for a more complete discussion of our approach to credit risk.
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

HSBC USA Inc.

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
Liquidity Risk Management  There have been no material changes to our approach towards liquidity risk management since December 31, 2013. See “Risk Management” in MD&A in our 2013 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continuously monitor the impact of market events on our liquidity positions and continue to adapt our liquidity framework to reflect market events and the evolving regulatory landscape and view as to best practices. Current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.
Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. As previously discussed, HSBC Finance ceased issuing under its commercial paper program in 2012 and now relies on its affiliates, including HSBC USA, to satisfy its funding needs outside of cash generated from its loan sales and operations.
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
In the first quarter of 2014, the FRB issued rules pursuant to section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more. The rules complement the capital planning, resolution planning, and stress testing requirements that have been previously finalized. HSBC North America is anticipated to be initially treated as a domestic. The rules require bank holding companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Bank holding companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements by January 1, 2015. HSBC North America is developing plans to meet the standard and we do not expect a significant impact to our business model.
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

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the long and short-term debt ratings we and HSBC Bank USA maintained at March 31, 2014:

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
As of March 31, 2014, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2013 Form 10-K under the caption “Risk Management”. There have been no material changes to our approach towards interest rate risk management since December 31, 2013.
Present value of a basis point ("PVBP)  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.7	6.8
Net interest income simulation modeling techniques  are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios, which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on April 1 and January 1):
Change resulting from a gradual 100 basis point increase in the yield curve	$6	—	$(5)	—
Change resulting from a gradual 100 basis point decrease in the yield curve	(80)	(4)	(68)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	(21)	(1)	(43)	(2)
Change resulting from a gradual 200 basis point decrease in the yield curve	(156)	(7)	(137)	(6)
Other significant scenarios monitored (reflects projected rate movements on April 1 and January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	20	1	(7)	—
Change resulting from an immediate 100 basis point decrease in the yield curve	(135)	(6)	(109)	(5)
Change resulting from an immediate 200 basis point increase in the yield curve	18	1	(39)	(2)
Change resulting from an immediate 200 basis point decrease in the yield curve	(281)	(13)	(257)	(12)

HSBC USA Inc.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: tangible common equity to tangible assets and tangible common equity to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark will be included in common equity Tier 1 capital and the impact of this change for HSBC USA will be assessed along with the other Basel III changes being introduced. As of March 31, 2014, we had an available-for-sale securities portfolio of approximately $53,588 million with a positive mark-to-market of $181 million included in tangible common equity of $13,483 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $259 million to a net loss of $78 million with the following results on our tangible capital ratios.

	March 31, 2014		December 31, 2013
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	7.27%	7.19%	7.28%	7.20%
Tangible common equity to risk weighted assets	10.48	10.36	10.82	10.69

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.`
Market Risk Management  We have incorporated the qualitative and quantitative requirements of Basel 2.5, including stressed value at risk ("VAR"), Incremental Risk Charge and Comprehensive Risk Measure into our process and received regulatory approval to initiate these enhancements effective January 1, 2013. See “Risk Management” in MD&A in our 2013 Form 10-K for a more complete discussion of our approach to market risk. There have been no material changes to our approach towards market risk management since December 31, 2013.
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
Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the RBWM business segment. Portfolios include foreign exchange, interest rate swaps and credit derivatives, precious metals (i.e. gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading primarily occurs as a result of customer facilitation and economic risk hedging. In this context, economic risk hedging may include forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge accounting requirements.
The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.
The following table summarizes trading VAR for the three months ended March 31, 2014:

	March 31, 2014	Three Months Ended March 31, 2014			December 31, 2013
		Minimum	Maximum	Average
	(in millions)
Total trading	$9	$7	$12	$8	$9
Foreign exchange	6	5	8	6	7
Interest rate directional and credit spread	9	7	14	10	10

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the three months ended March 31, 2014. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended March 31, 2014 shows that the largest daily gain was $6 million and the largest daily loss was $4 million.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	—	32	28	1	—
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
The following table summarizes non-trading VAR for the three months ended March 31, 2014, assuming a 99 percent confidence level for a two-year observation period and a one-day "holding period":

	March 31, 2014	Three Months Ended March 31, 2014			December 31, 2013
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$63	$57	$100	$70	$104
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	March 31, 2014	December 31, 2013
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1 and January 1):
Value of hedged MSRs portfolio	$205	$227
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(20)
Calculated change in net market value	(1)	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	2	3
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	5	6
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the three months ended March 31, 2014. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	6	8	—	—
Operational Risk  There have been no material changes to our approach toward operational risk since December 31, 2013.
Compliance Risk  There have been no material changes to our approach toward compliance risk since December 31, 2013.
Fiduciary Risk  There have been no material changes to our approach toward fiduciary risk since December 31, 2013.
Reputational Risk  There have been no material changes to our approach toward reputational risk since December 31, 2013.
Strategic Risk  There have been no material changes to our approach toward strategic risk since December 31, 2013.
Security and Fraud Risk There have been no material changes to our approach toward security and fraud risk since December 31, 2013.
Model Risk There have been no material changes to our approach toward model risk since December 31, 2013.
Pension Risk There have been no material changes to our approach toward pension risk since December 31, 2013.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following tables summarize the quarter-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing annualized net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2014 and 2013 included fees of $19 million, $24 million, respectively.

Three Months Ended March 31,	2014			2013
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$21,633	$14.26%		$17,383	$11.26%
Securities purchased under resale agreements	1,247	2.61		1,910	3.50
Trading assets	12,581	48	1.56	11,463	24.83
Securities	56,110	211	1.53	62,445	233	1.52
Loans:
Commercial	49,467	287	2.36	43,311	273	2.56
Consumer:
Residential mortgages	15,957	135	3.43	15,758	146	3.76
Home equity mortgages	1,971	17	3.45	2,278	19	3.33
Credit cards	698	17	10.10	771	18	9.25
Other consumer	555	8	5.12	655	8	5.39
Total consumer	19,181	177	3.73	19,462	191	3.99
Total loans	68,648	464	2.74	62,773	464	3.00
Other	3,560	10	1.19	3,223	10	1.37
Total interest earning assets	163,779	$749	1.86%	159,197	$745	1.90%
Allowance for credit losses	(591)			(633)
Cash and due from banks	960			1,126
Other assets	21,240			24,973
Total assets	$185,388			$184,663
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,002	$13.12%		$44,563	$19.18%
Other time deposits	19,027	20.43		21,048	21.40
Deposits in foreign offices:
Foreign banks deposits	8,110	1.05		7,685	1.07
Other interest bearing deposits	5,437	1.08		6,080	2.11
Total interest bearing deposits	75,576	35.19		79,376	43.22
Short-term borrowings	26,867	9.14		16,193	9.22
Long-term debt	22,815	170	3.02	22,075	167	3.07
Total interest bearing deposits and debt	125,258	214.69		117,644	219.76
Tax liabilities	506	12	9.77	494	16	12.69
Total interest bearing liabilities	125,764	226.73		118,138	235.81
Net interest income/Interest rate spread		$523	1.13%		$510	1.09%
Noninterest bearing deposits	30,177			31,115
Other liabilities	12,749			17,594
Total shareholders’ equity	16,698			17,816
Total liabilities and shareholders’ equity	$185,388			$184,663
Net interest margin on average earning assets			1.30%			1.30%
Net interest income to average total assets			1.15%			1.12%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See “Litigation and Regulatory Matters” in Note 19, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 71 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 5.    Other Information

Disclosures Pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act requires disclosure of certain activities or transactions relating to Iran or to persons targeted by U.S. economic sanctions programs relating to terrorism or the proliferation of weapons of mass destruction. Disclosure is required even if the activities are not prohibited by U.S. law or if they are conducted outside the United States by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC USA did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our non-U.S. affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance (“PEF”) division of HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
The HSBC Group has 13 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans in the first quarter of 2014.

HSBC USA Inc.

Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the first quarter of 2014, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. A repayment was received in the first quarter of 2014. This loan has now matured, but claims for non-payment are still being processed with the UK Export Credit Agency.
The HSBC Group also maintains sub-participations in loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, The Netherlands and Spain. In relation to Bank Mellat, HSBC Group has two sub-participations, both of which matured in the first quarter of 2014. The repayments due under these facilities have not been been received from Bank Mellat in the first quarter of 2014 and claims for non-payment are being processed with the supporting Export Credit Agencies. In relation to Bank Tejarat, HSBC has two sub-participations; one facility matured in the first quarter of 2014 and the second will mature in June 2014. The payments due under the sub-participations were not received from Bank Tejarat during the first quarter of 2014, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the first quarter of 2014, which includes interest and fees, was approximately $393,000. Estimated net profit for HSBC during the first quarter of 2014 was approximately $256,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the first quarter of 2014 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the first quarter of 2014. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profits measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the first quarter of 2014.

•
The HSBC Group acts as the trustee and administrator for two pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. The HSBC Group runs and operates these pension schemes in accordance with Hong Kong laws and regulations. During the first quarter of 2014, one of the two schemes was terminated and the only member and accrued benefits were transferred into the other scheme. The HSBC Group continues to act as trustee and administrator for the remaining pension scheme.

•
In 2010, the HSBC Group closed its representative office in Iran. The HSBC Group maintains a local account with an Iranian bank in Tehran in order to facilitate residual activity related to the closure. The HSBC Group has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran. In the first quarter of 2014, the HSBC Group initiated a payment of approximately $55,000 to this account to settle taxation assessments as well as to pay outstanding and future accounting, legal, and administrative related expenses associated with the closure.

HSBC USA Inc.

Estimated gross revenue to the HSBC Group in the first quarter of 2014 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was approximately $147,000. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the first quarter of 2014 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to the HSBC Group in the first quarter of 2014.
The HSBC Group undertook a review of an account held for a customer in the U.K. in the first quarter of 2014 and identified a domestic currency payment in the second quarter of 2013 from an entity designated under Executive Order 13224 in 2003. The HSBC Group is closing the account.
Activity related to U.S. Executive Order 13382 The HSBC Group held an account for a customer in France that was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group is closing the account. There was no measurable gross revenue or net profits generated to the HSBC Group in the first quarter of 2014. The HSBC Group also maintains an account for a customer in the U.K for whom the HSBC Group processed a payment received from the same sanctioned entity. The payment related to an invoice raised prior to designation but was made five days after designation.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. Pursuant to the lease, the HSBC Group made payments of approximately $320,000 during 2013. The HSBC Group made one payment of approximately $50,000 in the first quarter of 2014. The HSBC Group is considering all options available under the lease. There was no gross revenue or net profit to the HSBC Group.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed of otherwise authorized, took place during the first quarter of 2014. In the first quarter of 2014, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group or HSBC Bank USA.

HSBC USA Inc.

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the year ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income for the year ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheet as of December 31. 2012 and 2011, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statement of Cash Flows for the year ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

2.
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 11
by business segment 44	Estimates and assumptions 9
consolidated average balances 122	Executive overview 76
fair value measurements 57	Fair value measurements:
nonperforming 19, 24, 26, 103	assets and liabilities recorded at fair value on a recurring basis 58
trading 10, 83	assets and liabilities recorded at fair value on a non-recurring basis 65
Asset-backed commercial paper conduits 47	control over valuation process 113
Asset-backed securities 11, 59, 69, 115	financial instruments 57
Balance sheet:	hierarchy 55, 113
consolidated 5	transfers into/out of level one and two 61
consolidated average balances 122	transfers into/out of level two and three 61
review 80	valuation techniques 67
Basel II 108	Fiduciary risk 116, 121
Basel III 46, 108	Financial assets:
Basis of reporting 79	designated at fair value 37
Business:	reclassification under IFRSs 45, 79
consolidated performance review 76	Financial highlights metrics 76
Capital:	Financial liabilities:
2014 funding strategy 110	designated at fair value 37
common equity movements 108	fair value of financial liabilities 57
consolidated statement of changes 7	Forward looking statements 74
regulatory capital 46	Funding 110
selected capital ratios 46, 77, 108, 119	Gain on instruments designated at fair value and related derivatives 38
Cash flow (consolidated) 8	Gains (losses) from securities 15, 88
Cautionary statement regarding forward-looking statements 74	Global Banking and Markets 45, 93
Collateral — pledged assets 53	Geographic concentration of receivables 106
Collateralized debt obligations 69, 115	Goodwill 30
Commercial banking segment results (IFRSs) 45, 93	Guarantee arrangements 49
Compliance risk 116, 121	Impairment:
Controls and procedures 123	available-for-sale securities 14
Credit card fees 87	credit losses 27, 86, 98
Credit quality 98	nonperforming loans 99, 103
Credit risk:	impaired loans 19, 104
adjustment 55	Income (loss) from financial instruments designated at fair value, net 37
component of fair value option 38	Income tax expenses 3, 91
concentration 26, 105	Intangible assets 29
exposure 116	Interest rate risk 116, 118
management 116	Internal control 123
related contingent features 35	Key performance indicators 76
related arrangements 49	Legal proceedings 123
Current environment 76	Liabilities:
Deferred tax assets 91	commitments, lines of credit 111
Deposits 84, 107	deposits 84, 107
Derivatives:	financial liabilities designated at fair value 37
cash flow hedges 33	trading 10, 83
fair value hedges 32	long-term debt 41, 57, 84, 107
notional value 36	short-term borrowings 41, 57, 84, 107
trading and other 34	Liquidity and capital resources 107
Equity:	Liquidity risk 116, 117
consolidated statement of changes 7	Litigation and regulatory matters 71
ratios 46, 77, 108, 119

HSBC USA Inc.

Loans:	Reputational risk 116, 121
by category 17, 81	Results of operations 85
by charge-off (net) 27, 102	Retail banking and wealth management segment results (IFRSs) 45, 92
by delinquency 25, 101	Risk elements in the loan portfolio 105
criticized assets 24, 104	Risk management:
geographic concentration 106	credit 116
held for sale 28	compliance 116, 121
impaired 19, 23, 104	fiduciary 116, 121
nonperforming 19, 24, 26, 103	interest rate 116, 118
overall review 80	liquidity 116, 117
purchases from HSBC Finance 42	market 116, 119
risk concentration 26, 105	operational 116, 121
troubled debt restructures 19	reputational 116, 121
Loan impairment charges — see Provision for credit losses	strategic 116, 121
Loan-to-deposits ratio 77	Securities:
Market risk 116, 119	fair value 11
Market turmoil:	impairment 14
exposures 119	maturity analysis 16
impact on liquidity risk 107	Segment results - IFRSs basis:
Monoline insurers 15, 114	retail banking and wealth management 45, 92
Mortgage lending products 17, 81	commercial banking 45, 93
Mortgage servicing rights 29	global banking and markets 45, 93
Net interest income 85	private banking 45, 95
New accounting pronouncements 73	other 45, 96
Off balance sheet arrangements 111	overall summary 44, 91
Operating expenses 90	Selected financial data 76
Operational risk 116, 121	Sensitivity:
Other revenue 86	projected net interest income 118
Other segment results (IFRSs) 45, 96	Statement of changes in shareholders’ equity 7
Pension and other postretirement benefits 40	Statement of changes in comprehensive income 4
Performance, developments and trends 76	Statement of income 3
Pledged assets 53	Strategic risk 116, 121
Private banking segment results (IFRSs) 45, 95	Stress testing 107, 109
Profit (loss) before tax:	Table of contents 2
by segment — IFRSs 45	Tax expense 3, 91
consolidated 3	Trading:
Provision for credit losses 86	assets 10, 83
Ratios:	derivatives 10, 83
capital 46, 108, 119	liabilities 10, 83
charge-off (net) 76	portfolios 10
credit loss reserve related 98	Trading revenue (net) 87, 88
delinquency 101	Troubled debt restructures 19, 104
earnings to fixed charges — Exhibit 12	Value at risk 119
efficiency 76, 90, 91	Variable interest entities 47
Reconciliation of U.S. GAAP results to IFRSs 79
Refreshed loan-to-value 81
Regulation 46, 107, 123
Related party transactions 41

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 7, 2014

HSBC USA INC.

By:	/s/ GERARD MATTIA
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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheet as of March 31, 2014 and December 31. 2013, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

2.
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed "filed" for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.