Form 10-Q
period 2014-06-30
HSBC USA INC /MD/
filed 2014-08-04
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest income:
Loans	$471	$478	$935	$942
Securities	194	225	401	453
Trading assets	65	27	113	51
Short-term investments	20	16	36	30
Other	12	11	22	21
Total interest income	762	757	1,507	1,497
Interest expense:
Deposits	36	56	71	99
Short-term borrowings	14	8	23	17
Long-term debt	152	166	322	333
Other	(113)	9	(101)	25
Total interest expense	89	239	315	474
Net interest income	673	518	1,192	1,023
Provision for credit losses	85	67	101	88
Net interest income after provision for credit losses	588	451	1,091	935
Other revenues:
Credit card fees	13	21	27	34
Other fees and commissions	182	176	355	346
Trust income	32	31	63	63
Trading revenue	15	127	148	271
Net other-than-temporary impairment losses(1)	(5)	—	(7)	—
Other securities gains (losses), net	(7)	23	15	154
Servicing and other fees from HSBC affiliates	51	59	98	113
Residential mortgage banking revenue	22	9	70	55
Gain (loss) on instruments designated at fair value and related derivatives	(44)	95	(16)	88
Other income	2	25	8	34
Total other revenues	261	566	761	1,158
Operating expenses:
Salaries and employee benefits	223	247	438	499
Support services from HSBC affiliates	385	362	739	686
Occupancy expense, net	52	57	109	116
Other expenses	216	100	340	233
Total operating expenses	876	766	1,626	1,534
Income (loss) before income tax	(27)	251	226	559
Income tax expense (benefit)	(206)	71	(57)	196
Net income	$179	$180	$283	$363

(1)
During the three and six months ended June 30, 2014, other-than-temporary impairment ("OTTI") losses on securities held-to-maturity totaling $5 million and $7 million, respectively, were recognized in other revenues. There were no losses in the non-credit component of such impaired securities reflected in accumulated other comprehensive income ("AOCI"), net of tax during the periods. During the three and six months ended June 30, 2013, there were no OTTI losses on securities recognized in other revenues and no OTTI loss on securities were recognized in the non-credit component in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$179	$180	$283	$363
Net change in unrealized gains (losses), net of tax:
Securities available-for-sale	175	(585)	305	(735)
Other-than-temporarily impaired debt securities held-to-maturity	2	—	3	—
Derivatives designated as cash flow hedges	(15)	51	(35)	74
Total other comprehensive income (loss)	162	(534)	273	(661)
Comprehensive income (loss)	$341	$(354)	$556	$(298)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in millions, except share data)
Assets(1)
Cash and due from banks	$2,325	$961
Interest bearing deposits with banks	23,946	19,614
Federal funds sold and securities purchased under agreements to resell	2,311	2,119
Trading assets	25,156	28,894
Securities available-for-sale	44,778	54,906
Securities held-to-maturity (fair value of $1.4 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively)	1,205	1,358
Loans	72,198	67,695
Less – allowance for credit losses	624	606
Loans, net	71,574	67,089
Loans held for sale (includes $159 million and $58 million designated under fair value option at June 30, 2014 and December 31, 2013, respectively)	500	230
Properties and equipment, net	250	269
Intangible assets, net	240	295
Goodwill	1,612	1,612
Other assets	8,321	8,140
Total assets	$182,218	$185,487
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$32,220	$29,707
Interest bearing (includes $7.7 billion designated under fair value option at both June 30, 2014 and December 31, 2013, respectively)	65,734	62,903
Deposits in foreign offices:
Noninterest bearing	1,440	1,364
Interest bearing	16,127	18,634
Total deposits	115,521	112,608
Short-term borrowings	12,906	19,135
Long-term debt (includes $8.3 billion and $7.6 billion designated under fair value option at June 30, 2014 and December 31, 2013, respectively)	24,604	22,847
Total debt	153,031	154,590
Trading liabilities	8,815	10,875
Interest, taxes and other liabilities	3,388	3,558
Total liabilities	165,234	169,023
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at June 30, 2014 and December 31, 2013)	—	—
Additional paid-in capital	14,106	14,106
Retained earnings	1,199	952
Accumulated other comprehensive income (loss)	114	(159)
Total common shareholder’s equity	15,419	14,899
Total shareholders’ equity	16,984	16,464
Total liabilities and shareholders’ equity	$182,218	$185,487

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of June 30, 2014 and December 31, 2013 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 16, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2014	December 31, 2013
	(in millions)
Assets
Interest bearing deposits with banks	$3	$5
Securities held-to-maturity	157	200
Other assets	458	502
Total assets	$618	$707
Liabilities
Long-term debt	92	92
Interest, taxes and other liabilities	71	93
Total liabilities	$163	$185

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30,	2014	2013
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,106	14,123
Other	—	(33)
Balance at end of period	14,106	14,090
Retained earnings
Balance at beginning of period	952	1,363
Net income	283	363
Cash dividends declared on preferred stock	(36)	(36)
Balance at end of period	1,199	1,690
Accumulated other comprehensive income (loss)
Balance at beginning of period	(159)	785
Adjustment to add other-than-temporary impairment on securities held-to-maturity due to the consolidation of a variable interest entity	—	(67)
Other comprehensive income (loss), net of tax	273	(661)
Balance at end of period	114	57
Total common shareholder's equity	$15,419	$15,837
Total shareholders’ equity	$16,984	$17,402

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$283	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	175
Provision for credit losses	101	88
Net realized gains on securities available-for-sale	(15)	(146)
Realized (gains) losses on securities held-to-maturity	7	(8)
Net change in other assets and liabilities	(538)	154
Net change in loans held for sale:
Originations of loans	(654)	(1,043)
Sales and collection of loans held for sale	537	1,246
Net change in trading assets and liabilities	1,678	4,064
Lower of amortized cost or fair value adjustments on loans held for sale	—	9
Loss (gain) on instruments designated at fair value and related derivatives	16	(88)
Net cash provided by (used in) operating activities	1,471	4,814
Cash flows from investing activities
Net change in interest bearing deposits with banks	(4,332)	(16,522)
Net change in federal funds sold and securities purchased under agreements to resell	(192)	1,750
Securities available-for-sale:
Purchases of securities available-for-sale	(6,512)	(13,876)
Proceeds from sales of securities available-for-sale	15,999	22,216
Proceeds from maturities of securities available-for-sale	1,541	4,745
Securities held-to-maturity:
Proceeds from sales of securities held-to-maturity	—	79
Proceeds from maturities of securities held-to-maturity	153	233
Change in loans:
Originations, net of collections	(5,441)	(3,616)
Loans sold to third parties	692	490
Net cash used for acquisitions of properties and equipment	(10)	(15)
Other, net	10	(15)
Net cash provided by (used in) investing activities	1,908	(4,531)
Cash flows from financing activities
Net change in deposits	2,755	(5,894)
Debt:
Net change in short-term borrowings	(6,229)	6,046
Issuance of long-term debt	3,887	2,875
Repayment of long-term debt	(2,392)	(3,289)
Other increases (decreases) in capital surplus	—	(33)
Dividends paid	(36)	(36)
Net cash provided by (used in) financing activities	(2,015)	(331)
Net change in cash and due from banks	1,364	(48)
Cash and due from banks at beginning of period	961	1,359
Cash and due from banks at end of period	$2,325	$1,311

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Presentation	9	11	Accumulated Other Comprehensive Income (Loss)	41
2	Trading Assets and Liabilities	10	12	Pension and Other Postretirement Benefits	43
3	Securities	11	13	Related Party Transactions	44
4	Loans	18	14	Business Segments	47
5	Allowance for Credit Losses	28	15	Retained Earnings and Regulatory Capital Requirements	50
6	Loans Held for Sale	30	16	Variable Interest Entities	51
7	Intangible Assets	31	17	Guarantee Arrangements, Pledged Assets and Collateral	53
8	Goodwill	32	18	Fair Value Measurements	59
9	Derivative Financial Instruments	32	19	Litigation and Regulatory Matters	77
10	Fair Value Option	39	20	New Accounting Pronouncements	80

1.	Organization and Presentation

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
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, we released tax reserves previously maintained in relation to the periods and issues under review which resulted in an income tax benefit of $183 million during the quarter. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense during the quarter.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following.

	June 30, 2014	December 31, 2013
	(in millions)
Trading assets:
U.S. Treasury	$2,717	$1,344
U.S. Government agency issued or guaranteed	20	19
U.S. Government sponsored enterprises(1)	115	159
Obligations of U.S. states and political subdivisions	27	25
Asset backed securities	494	481
Corporate and foreign bonds	6,931	9,099
Other securities	21	25
Precious metals	10,477	11,751
Derivatives	4,354	5,991
	$25,156	$28,894
Trading liabilities:
Securities sold, not yet purchased	$771	$308
Payables for precious metals	3,037	3,826
Derivatives	5,007	6,741
	$8,815	$10,875

(1)
Includes mortgage backed securities of $88 million and $133 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") and $27 million and $26 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, the fair value of derivatives included in trading assets has been reduced by $3,128 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2014 and December 31, 2013, the fair value of derivatives included in trading liabilities has been reduced by $2,277 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2014	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$19,506	$—	$392	$(31)	$19,867
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	182	—	—	(5)	177
Collateralized mortgage obligations	39	—	—	—	39
Direct agency obligations	4,114	—	243	(11)	4,346
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	9,904	—	192	(212)	9,884
Collateralized mortgage obligations	4,871	—	13	(97)	4,787
Obligations of U.S. states and political subdivisions	728	—	12	(10)	730
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	85	—	1	—	86
Home equity	104	—	—	(10)	94
Other	105	—	—	(11)	94
Foreign debt securities(2)	4,503	—	12	(8)	4,507
Equity securities	165	—	3	(2)	166
Total available-for-sale securities	$44,307	$—	$868	$(397)	$44,778
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$763	$—	$81	$—	$844
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	47	—	8	—	55
Collateralized mortgage obligations	194	—	23	—	217
Obligations of U.S. states and political subdivisions	26	—	1	—	27
Asset-backed securities collateralized by residential mortgages	18	—	1	—	19
Asset-backed securities and other debt securities held by a consolidated VIE(4)	255	(98)	53	—	210
Total held-to-maturity securities	$1,303	$(98)	$167	$—	$1,372

HSBC USA Inc.

December 31, 2013	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$27,716	$—	$391	$(113)	$27,994
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	159	—	—	(14)	145
Collateralized mortgage obligations	41	—	—	(1)	40
Direct agency obligations	4,115	—	225	(16)	4,324
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,304	—	40	(342)	10,002
Collateralized mortgage obligations	6,584	—	17	(154)	6,447
Obligations of U.S. states and political subdivisions	755	—	12	(25)	742
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	125	—	1	—	126
Home equity	263	—	—	(36)	227
Other	100	—	—	(6)	94
Foreign debt securities(2)	4,607	—	10	(15)	4,602
Equity securities	165	—	2	(5)	162
Total available-for-sale securities	$54,935	$—	$698	$(727)	$54,906
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$845	$—	$88	$—	$933
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	52	—	8	—	60
Collateralized mortgage obligations	214	—	24	—	238
Obligations of U.S. states and political subdivisions	29	—	1	—	30
Asset-backed securities collateralized by residential mortgages	18	—	1	—	19
Asset-backed securities and other debt securities held by a consolidated VIE(4)	304	(104)	19	—	219
Total held-to-maturity securities	$1,462	$(104)	$141	$—	$1,499

(1)
Includes securities at amortized cost of $189 million and $167 million issued or guaranteed by FNMA at June 30, 2014 and December 31, 2013, respectively, and $32 million and $33 million issued or guaranteed by FHLMC at June 30, 2014 and December 31, 2013, respectively.

(2)
At June 30, 2014 and December 31, 2013, foreign debt securities consisted of $1,140 million and $1,101 million, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $357 million and $398 million issued or guaranteed by FNMA at June 30, 2014 and December 31, 2013, respectively, and $406 million and $447 million issued and guaranteed by FHLMC at June 30, 2014 and December 31, 2013, respectively.

(4)
Relates to securities held by Bryant Park Funding LLC ("Bryant Park"), a variable interest entity which was consolidated in the second quarter of 2013. See Note 16, "Variable Interest Entities" for additional information.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of June 30, 2014 and December 31, 2013 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
June 30, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	4	$(1)	$741	8	$(30)	$2,128
U.S. Government sponsored enterprises	18	(1)	41	30	(15)	612
U.S. Government agency issued or guaranteed	40	(224)	2,317	48	(85)	2,224
Obligations of U.S. states and political subdivisions	14	(1)	90	36	(9)	336
Asset backed securities	3	(11)	115	7	(10)	100
Foreign debt securities	—	—	—	6	(8)	2,470
Equity securities	1	(2)	157	—	—	—
Securities available-for-sale	80	$(240)	$3,461	135	$(157)	$7,870
Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$—	$—	49	$—	$—
U.S. Government agency issued or guaranteed	78	—	—	826	—	2
Obligations of U.S. states and political subdivisions	1	—	1	4	—	2
Securities held-to-maturity	92	$—	$1	879	$—	$4

	One Year or Less			Greater Than One Year
December 31, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	22	$(82)	$16,958	6	$(31)	$630
U.S. Government sponsored enterprises	23	(12)	400	20	(19)	356
U.S. Government agency issued or guaranteed	170	(494)	10,243	5	(2)	23
Obligations of U.S. states and political subdivisions	42	(19)	330	5	(6)	65
Asset backed securities	3	(6)	115	10	(36)	237
Foreign debt securities	1	—	50	7	(15)	2,916
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	262	$(618)	$28,250	53	$(109)	$4,227
Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$—	$—	48	$—	$—
U.S. Government agency issued or guaranteed	79	—	—	859	—	2
Obligations of U.S. states and political subdivisions	7	—	4	2	—	1
Securities held-to-maturity	99	$—	$4	909	$—	$3
Net unrealized gains and losses increased within the available-for-sale portfolio in the six months ended June 30, 2014 due to sales of U.S. government agency mortgage-backed securities and other asset-backed securities that were in a net unrealized loss position

HSBC USA Inc.

at December 31, 2013 and a decrease in yields on U.S. Government agency securities and U.S. Treasury securities during the period.
We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. As a result of consolidating Bryant Park during the second quarter of 2013, we had held-to-maturity asset backed securities that were previously determined to be other-than-temporarily impaired which totaled $157 million and $200 million at June 30, 2014 and December 31, 2013, respectively. We do not consider any other debt securities to be other-than-temporarily impaired at June 30, 2014 as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
During the three and six months ended June 30, 2014, none of our debt securities were determined to have initial other-than-temporary impairment while the debt securities held by Bryant Park were determined to have changes to their previous other-than-temporary impairment estimates related to the credit component. The additional credit losses associated with the impaired debt securities, which reflects the excess of amortized cost over the present value of expected future cash flows, were $5 million and $7 million during the three and six months ended June 30, 2014, respectively, and were recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income.
During the three and six months ended June 30, 2013, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
At June 30, 2014 and December 31, 2013, the excess of discounted future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporary impaired securities which is recognized in accumulated other comprehensive income (loss), was $98 million and $104 million, respectively.

HSBC USA Inc.

The following table summarizes the rollforward of credit losses on debt securities that were other-than-temporarily impaired which have previously been recognized in income that we do not intend to sell nor will likely be required to sell:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in millions)
Credit losses at the beginning of the period	$63	$61
Increase in credit losses for which an other-than-temporary impairment was previously recognized	5	7
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$68	$68
At June 30, 2014, we held 18 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $188 million of the total aggregate fair value of asset-backed securities of $275 million at June 30, 2014. The gross unrealized losses on these monoline wrapped securities were $21 million at June 30, 2014. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of June 30, 2014 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $93 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at June 30, 2014.
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
As discussed above, certain asset-backed securities in the available-for-sale portfolio have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. We did not consider the value of the monoline wrap of any non-investment grade monoline insurer at June 30, 2014 and December 31, 2013. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.
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

HSBC USA Inc.

Realized Gains (Losses) The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains	$25	$83	$68	$207
Gross realized losses	(32)	(60)	(53)	(61)
Net realized gains	$(7)	$23	$15	$146
During the three and six months ended June 30, 2014, we recognized losses of $5 million and $7 million, respectively, due to other-than-temporary impairment credit losses on securities held-to-maturity, as discussed above. During the first quarter of 2013, we sold six asset-backed securities out of our held-to-maturity portfolio with a total carrying value of $71 million and recognized a gain of $8 million. These sales were in response to the significant credit deterioration which had occurred on these securities which had been classified as substandard for regulatory reporting purposes and, therefore, these disposals did not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2014 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2014, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2014. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,225.34%		$14,017.91%		$2,429	2.90%	$1,835	3.80%
U.S. Government sponsored enterprises	—	—	1,108	2.62	2,450	3.27	777	3.74
U.S. Government agency issued or guaranteed	—	—	12	4.23	107	2.65	14,656	2.36
Obligations of U.S. states and political subdivisions	—	—	110	3.66	302	3.32	316	3.52
Asset backed securities	—	—	—	—	7.39		288	3.56
Foreign debt securities	554	3.10	3,949	1.94	—	—	—	—
Total amortized cost	$1,779	1.20%	$19,196	1.24%	$5,295	3.09%	$17,872	2.61%
Total fair value	$1,781		$19,299		$5,587		$17,945
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$—	—%	$2	7.77%	$761	6.14%
U.S. Government agency issued or guaranteed	—	—	1	7.62	2	7.75	238	6.49
Obligations of U.S. states and political subdivisions	5	5.28	8	4.40	6	3.94	7	5.04
Asset backed securities	—	—	—	—	—	—	18	6.21
Asset backed securities issued by consolidated VIE	—	—	—	—	64.33		93.33
Total amortized cost	$5	5.28%	$9	4.79%	$74	1.05%	$1,117	5.72%
Total fair value	$5		$11		$78		$1,278

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $130 million and $483 million, respectively, were included in other assets at June 30, 2014. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $139 million and $483 million, respectively, were included in other assets at and December 31, 2013.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Commercial loans:
Construction and other real estate	$9,682	$9,034
Business and corporate banking	15,956	14,446
Global banking(1)	24,268	21,625
Other commercial	3,127	3,389
Total commercial	53,033	48,494
Consumer loans:
Residential mortgages	16,097	15,826
Home equity mortgages	1,914	2,011
Credit cards	681	854
Other consumer	473	510
Total consumer	19,165	19,201
Total loans	$72,198	$67,695

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,080 million and $5,328 million at June 30, 2014 and December 31, 2013, respectively. See Note 13, "Related Party Transactions" for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $6 million and $23 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, we had a net unamortized premium on our loans of $14 million and $16 million, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2014 and December 31, 2013. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At June 30, 2014	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$7	$14	$21	$9,661	$9,682
Business and corporate banking	7	27	34	15,922	15,956
Global banking	—	—	—	24,268	24,268
Other commercial	27	—	27	3,100	3,127
Total commercial	41	41	82	52,951	53,033
Consumer loans:
Residential mortgages	400	935	1,335	14,762	16,097
Home equity mortgages	18	54	72	1,842	1,914
Credit cards	10	11	21	660	681
Other consumer	10	10	20	453	473
Total consumer	438	1,010	1,448	17,717	19,165
Total loans	$479	$1,051	$1,530	$70,668	$72,198

	Past Due		Total Past Due 30 Days or More
At December 31, 2013	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$6	$58	$64	$8,970	$9,034
Business and corporate banking	48	36	84	14,362	14,446
Global banking	8	3	11	21,614	21,625
Other commercial	27	9	36	3,353	3,389
Total commercial	89	106	195	48,299	48,494
Consumer loans:
Residential mortgages	443	1,037	1,480	14,346	15,826
Home equity mortgages	28	59	87	1,924	2,011
Credit cards	16	14	30	824	854
Other consumer	12	13	25	485	510
Total consumer	499	1,123	1,622	17,579	19,201
Total loans	$588	$1,229	$1,817	$65,878	$67,695

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans totaled $1,107 million and $1,305 million at June 30, 2014 and December 31, 2013, respectively. For an analysis of reserves for credit losses, see Note 5, "Allowance for Credit Losses." Nonaccrual loans and accruing receivables 90 days or more delinquent consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$17	$44
Other real estate	47	122
Business and corporate banking	28	21
Global banking	—	65
Other commercial	2	2
Total commercial	94	254
Consumer:
Residential mortgages	879	949
Home equity mortgages	69	77
Total residential mortgages(1)(2)(3)	948	1,026
Total consumer loans	948	1,026
Nonaccrual loans held for sale	65	25
Total nonaccruing loans	1,107	1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	7	5
Other commercial	1	1
Total commercial	8	6
Consumer:
Credit card receivables	11	14
Other consumer	11	14
Total consumer loans	22	28
Total accruing loans contractually past due 90 days or more	30	34
Total nonperforming loans	$1,137	$1,339

(1)
At June 30, 2014 and December 31, 2013, residential mortgage loan nonaccrual balances include $849 million and $866 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$22	$30	$46	$61
Interest income that was recorded on nonaccrual loans and included in interest income during the period	6	8	14	11

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
The following table presents information about receivables which were modified during the three and six months ended June 30, 2014 and 2013 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$—	$32	$—	$32
Business and corporate banking	11	5	11	9
Other commercial	—	—	10	—
Total commercial	11	37	21	41
Consumer loans:
Residential mortgages	47	49	81	92
Credit cards	1	1	3	1
Total consumer	48	50	84	93
Total	$59	$87	$105	$134
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2014 was 1.52 percent and 1.51 percent, respectively, compared with 2.07 percent and 2.06 percent during the three and six months ended June 30, 2013, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	June 30, 2014	December 31, 2013
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$205	$292
Business and corporate banking	28	21
Global banking	—	51
Other commercial	—	25
Total commercial	233	389
Consumer loans:
Residential mortgages(3)	959	973
Credit cards	8	8
Total consumer	967	981
Total TDR Loans(4)	$1,200	$1,370

	June 30, 2014	December 31, 2013
	(in millions)
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$2	$16
Business and corporate banking	5	1
Total commercial	7	17
Consumer loans:
Residential mortgages	58	68
Credit cards	2	2
Total consumer	60	70
Total allowance for credit losses for TDR Loans	$67	$87

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $33 million and $92 million at June 30, 2014 and December 31, 2013, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

HSBC USA Inc.

	June 30, 2014	December 31, 2013
	(in millions)
Commercial loans:
Construction and other real estate	$219	$309
Business and corporate banking	68	60
Global banking	—	51
Other commercial	—	28
Total commercial	287	448
Consumer loans:
Residential mortgages	1,145	1,153
Credit cards	8	8
Total consumer	1,153	1,161
Total	$1,440	$1,609

(3)
Includes $725 million and $706 million at June 30, 2014 and December 31, 2013, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes $343 million and $458 million at June 30, 2014 and December 31, 2013, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.
The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$220	$290	$244	$307
Business and corporate banking	23	30	22	49
Global banking	—	—	17	—
Other commercial	5	29	12	30
Total commercial	248	349	295	386
Consumer loans:
Residential mortgages	948	890	947	906
Credit cards	8	12	8	13
Total consumer	956	902	955	919
Total average balance of TDR Loans	$1,204	$1,251	$1,250	$1,305
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$2	$3	$8	$5
Other commercial	—	1	—	2
Total commercial	2	4	8	7
Consumer loans:
Residential mortgages	9	8	18	17
Total consumer	9	8	18	17
Total interest income recognized on TDR Loans	$11	$12	$26	$24

HSBC USA Inc.

The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$12	$—
Total commercial	—	—	12	—
Consumer loans:
Residential mortgages	9	11	17	24
Total consumer	9	11	17	24
Total	$9	$11	$29	$24
Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At June 30, 2014
Construction and other real estate	$19	$194	$213	$4
Business and corporate banking	32	11	43	8
Global banking	—	—	—	—
Other commercial	2	8	10	2
Total	$53	$213	$266	$14
At December 31, 2013
Construction and other real estate	$122	$211	$333	$32
Business and corporate banking	28	12	40	3
Global banking	14	51	65	5
Other commercial	1	42	43	—
Total	$165	$316	$481	$40

(1)	Includes impaired commercial loans that are also considered TDR Loans which totaled $233 million and $389 million at June 30, 2014 and December 31, 2013, respectively.

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

	June 30, 2014	December 31, 2013
	(in millions)
Construction and other real estate	$232	$380
Business and corporate banking	93	91
Global banking	—	123
Other commercial	10	47
Total	$335	$641

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
			(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$237	$353	$269	$401
Business and corporate banking	36	58	37	74
Global banking	—	18	22	18
Other commercial	15	69	24	71
Total average balance of impaired commercial loans	$288	$498	$352	$564
Interest income recognized on impaired commercial loans:
Construction and other real estate	$2	$4	$8	$7
Other commercial	—	2	—	3
Total interest income recognized on impaired commercial loans	$2	$6	$8	$10
Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized asset classifications  Criticized loan classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following facility grades are deemed to be criticized:

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

The following table summarizes criticized assets for commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2014
Construction and other real estate	$287	$298	$8	$593
Business and corporate banking	715	153	4	872
Global banking	70	161	—	231
Other commercial	37	21	1	59
Total	$1,109	$633	$13	$1,755
At December 31, 2013
Construction and other real estate	$351	$346	$30	$727
Business and corporate banking	557	156	2	715
Global banking	367	112	5	484
Other commercial	79	33	—	112
Total	$1,354	$647	$37	$2,038

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our commercial loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2014
Commercial:
Construction and other real estate	$9,618	$64	$—	$9,682
Business and corporate banking	15,921	28	7	15,956
Global banking	24,268	—	—	24,268
Other commercial	3,124	2	1	3,127
Total commercial	$52,931	$94	$8	$53,033
At December 31, 2013
Commercial:
Construction and other real estate	$8,868	$166	$—	$9,034
Business and corporate banking	14,420	21	5	14,446
Global banking	21,560	65	—	21,625
Other commercial	3,386	2	1	3,389
Total commercial	$48,234	$254	$6	$48,494
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2014
Construction and other real estate	$7,159	$2,523	$9,682
Business and corporate banking	7,845	8,111	15,956
Global banking	21,140	3,128	24,268
Other commercial	1,608	1,519	3,127
Total commercial	$37,752	$15,281	$53,033
At December 31, 2013
Construction and other real estate	$6,069	$2,965	$9,034
Business and corporate banking	7,279	7,167	14,446
Global banking	18,636	2,989	21,625
Other commercial	1,583	1,806	3,389
Total commercial	$33,567	$14,927	$48,494

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	June 30, 2014		December 31, 2013
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgages	$1,086	6.73%	$1,208	7.59%
Home equity mortgages	59	3.08	68	3.38
Total residential mortgages(1)	1,145	6.34	1,276	7.11
Credit cards	15	2.20	21	2.46
Other consumer	15	2.78	19	3.32
Total consumer	$1,175	6.10%	$1,316	6.80%

(1)
At June 30, 2014 and December 31, 2013, residential mortgage loan delinquency includes $983 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Nonperforming   The following table summarizes the status of our consumer loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2014
Consumer:
Residential mortgages	$15,218	$879	$—	$16,097
Home equity mortgages	1,845	69	—	1,914
Total residential mortgages	17,063	948	—	18,011
Credit cards	670	—	11	681
Other consumer	462	—	11	473
Total consumer	$18,195	$948	$22	$19,165
At December 31, 2013
Consumer:
Residential mortgages	$14,877	$949	$—	$15,826
Home equity mortgages	1,934	77	—	2,011
Total residential mortgages	16,811	1,026	—	17,837
Credit cards	840	—	14	854
Other consumer	496	—	14	510
Total consumer	$18,147	$1,026	$28	$19,201
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At June 30, 2014 and December 31, 2013, our loan portfolio included interest-only residential mortgage loans totaling $3,645 million and $3,643 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2014 and 2013:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2014
Allowance for credit losses – beginning of period	$93	$129	$67	$19	$156	$52	$45	$13	$574
Provision charged (credited) to income	6	56	29	(9)	7	(8)	4	—	85
Charge offs	(5)	(6)	—	—	(19)	(3)	(12)	(3)	(48)
Recoveries	—	1	—	3	5	1	2	1	13
Net (charge offs) recoveries	(5)	(5)	—	3	(14)	(2)	(10)	(2)	(35)
Allowance for credit losses – end of period	$94	$180	$96	$13	$149	$42	$39	$11	$624

Three Months Ended June 30, 2013
Allowance for credit losses – beginning of period	$116	$96	$40	$17	$192	$50	$42	$15	$568
Provision charged (credited) to income	(14)	15	29	(4)	14	13	13	1	67
Charge offs	(1)	(9)	—	—	(13)	(11)	(11)	(3)	(48)
Recoveries	9	1	—	4	3	—	1	—	18
Net (charge offs) recoveries	8	(8)	—	4	(10)	(11)	(10)	(3)	(30)
Allowance for credit losses – end of period	$110	$103	$69	$17	$196	$52	$45	$13	$605

Six Months Ended June 30, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	8	75	36	(13)	(9)	(6)	9	1	101
Charge offs	(24)	(11)	(8)	—	(36)	(8)	(23)	(5)	(115)
Recoveries	2	4	—	6	8	7	3	2	32
Net (charge offs) recoveries	(22)	(7)	(8)	6	(28)	(1)	(20)	(3)	(83)
Allowance for credit losses – end of period	$94	$180	$96	$13	$149	$42	$39	$11	$624
Ending balance: collectively evaluated for impairment	$90	$172	$96	$11	$93	$40	$37	$11	$550
Ending balance: individually evaluated for impairment	4	8	—	2	56	2	2	—	74
Total allowance for credit losses	$94	$180	$96	$13	$149	$42	$39	$11	$624

Loans:
Collectively evaluated for impairment	$9,469	$15,913	$24,268	$3,117	$14,290	$1,895	$673	$473	$70,098
Individually evaluated for impairment(1)	213	43	—	10	215	19	8	—	508
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,592	—	—	—	1,592
Total loans	$9,682	$15,956	$24,268	$3,127	$16,097	$1,914	$681	$473	$72,198

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Six Months Ended June 30, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged (credited) to income	(5)	17	28	(4)	11	30	11	—	88
Charge offs	(59)	(15)	—	—	(29)	(23)	(23)	(9)	(158)
Recoveries	12	4	—	4	4	—	2	2	28
Net (charge offs) recoveries	(47)	(11)	—	4	(25)	(23)	(21)	(7)	(130)
Allowance for credit losses – end of period	$110	$103	$69	$17	$196	$52	$45	$13	$605
Ending balance: collectively evaluated for impairment	$84	$91	$69	$17	$122	$49	$41	$13	$486
Ending balance: individually evaluated for impairment	26	12	—	—	74	3	4	—	119
Total allowance for credit losses	$110	$103	$69	$17	$196	$52	$45	$13	$605

Loans:
Collectively evaluated for impairment	$8,064	$12,323	$23,321	$2,941	$14,057	$2,151	$847	$574	$64,278
Individually evaluated for impairment(1)	465	68	18	64	212	21	11	—	859
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,568	—	—	—	1,568
Total loans	$8,529	$12,391	$23,339	$3,005	$15,837	$2,172	$858	$574	$66,705

(1)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $725 million and $657 million at June 30, 2014 and 2013, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Commercial loans	$396	$76
Consumer loans:
Residential mortgages	38	91
Other consumer	66	63
Total consumer	104	154
Total loans held for sale	$500	$230
We originate commercial loans in connection with our participation in a number of syndicated credit facilities. Syndicated loans that are originated with the intent of selling them to unaffiliated third parties are classified as commercial loans held for sale. The fair value of commercial loans held for sale under this program was $159 million and $58 million at June 30, 2014 and December 31, 2013, respectively. We have elected to designate all commercial syndicated loans classified as held for sale at fair value under the fair value option. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes $43 million of global banking loans at June 30, 2014, which were transferred to held for sale during the first half of 2014, as well as commercial real estate loans totaling $194 million and $18 million at June 30, 2014 and December 31, 2013, respectively.
We sell all our agency eligible loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $23 million and $46 million at June 30, 2014 and December 31, 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of consumer loans held for sale continued to exceed fair value at June 30, 2014, we experienced a decrease in the valuation allowance for consumer loans held for sale during the six months ended June 30, 2014 due primarily to loan sales. The valuation allowance on consumer loans held for sale was $46 million and $77 million at June 30, 2014 and December 31, 2013, respectively. The valuation allowance on commercial loans held for sale was $7 million at June 30, 2014 compared with no allowance at December 31, 2013.

HSBC USA Inc.

7. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Mortgage servicing rights:
Residential	$186	$227
Commercial	2	10
Total mortgage servicing rights	$188	$237
Purchased credit card relationships	50	54
Favorable lease agreements	2	4
Total intangible assets	$240	$295
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
The following table summarizes the critical assumptions used to calculate the fair value of residential MSRs:

	June 30, 2014	December 31, 2013
Annualized constant prepayment rate ("CPR")	13.8%	11.3%
Constant discount rate	13.3	12.7
Weighted average life (in years)	4.6	5.3
The following table summarizes residential MSRs activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Fair value of MSRs:
Beginning balance	$205	$190	$227	$168
Additions related to loan sales	—	5	—	11
Changes in fair value due to:
Change in valuation model inputs or assumptions	(12)	43	(24)	69
Customer payments	(7)	(13)	(17)	(23)
Ending balance	$186	$225	$186	$225
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $25,041 million and $26,951 million at June 30, 2014 and December 31, 2013, respectively.

HSBC USA Inc.

Servicing fees collected are included in residential mortgage banking revenue and totaled $17 million and $35 million during the three and six months ended June 30, 2014, respectively, compared with $21 million and $42 million during the three and six months ended June 30, 2013, respectively.
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $42,375 million and $44,039 million at June 30, 2014 and December 31, 2013, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations beginning with May 2013 applications to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
Commercial mortgage servicing rights  Commercial MSRs represent servicing rights associated with commercial mortgage loans originated and sold to FNMA and FHLMC and are accounted for using the lower of amortized cost or fair value method. During the fourth quarter of 2013, we decided to sell $8 million of our commercial MSRs and, as a result, we considered these assets held for sale at June 30, 2014 and is reflected in other assets on the consolidated balance sheet. As the estimated sales price of these MSRs was in excess of its carrying amount, these MSRs continue to be carried at amortized cost. In July 2014, we completed the sale of these MSRs to a third party for $22 million, which will result in the recognition of a gain of $16 million in the third quarter of 2014.
Purchased credit card relationships  In March 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One Financial Corporation at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara Bank, National Association. The remaining $65 million was included in intangible assets and is being amortized over the estimated useful life of the credit card relationships which is ten years.

8. Goodwill

During the first half of 2014, there were no events or changes in circumstances to indicate that it is more likely than not that the fair values of any of our reporting units have reduced below their respective carrying amounts.

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

HSBC USA Inc.

	June 30, 2014		December 31, 2013
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$20	$132	$75	$20
Bilateral OTC(2)	60	254	203	192
Interest rate contracts	80	386	278	212

Derivatives accounted for as cash flow hedges(1)
Bilateral OTC(2)	1	18	—	3
Foreign exchange contracts	1	18	—	3

OTC-cleared(2)	14	—	16	—
Bilateral OTC(2)	5	111	16	62
Interest rate contracts	19	111	32	62

Total derivatives accounted for as hedges	100	515	310	277

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	96	37	82	32
OTC-cleared(2)	21,454	22,595	24,218	25,468
Bilateral OTC(2)	30,814	30,486	31,097	30,451
Interest rate contracts	52,364	53,118	55,397	55,951

Exchange-traded(2)	29	—	7	16
Bilateral OTC(2)	12,745	11,586	15,422	14,565
Foreign exchange contracts	12,774	11,586	15,429	14,581

Equity contract - bilateral OTC(2)	1,421	1,418	1,413	1,412

Exchange-traded(2)	3	138	181	6
Bilateral OTC(2)	643	637	1,402	815
Precious metals contracts	646	775	1,583	821

OTC-cleared(2)	516	540	576	604
Bilateral OTC(2)	3,283	3,369	4,079	4,104
Credit contracts	3,799	3,909	4,655	4,708

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	604	74	470	91

Foreign exchange contracts - bilateral OTC(2)	1	18	—	44

Equity contracts - bilateral OTC(2)	806	102	789	148

Precious metals contracts - bilateral OTC(2)	—	19	—	36

Credit contracts - bilateral OTC(2)	17	12	9	11

Total derivatives	72,532	71,546	80,055	78,080

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	63,522	63,522	68,616	68,616
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	3,128	2,277	3,870	2,116
Net amounts of derivative assets / liabilities presented in the balance sheet	5,882	5,747	7,569	7,348

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,247	2,160	1,641	3,094
Net amounts of derivative assets / liabilities	$4,635	$3,587	$5,928	$4,254

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
Fair Value Hedges  In the normal course of business, we hold fixed-rate loans and securities and issue fixed-rate senior and subordinated debt obligations. The fair value of fixed-rate (U.S. dollar and non-U.S. dollar denominated) assets and liabilities fluctuates in response to changes in interest rates or foreign currency exchange rates. We utilize interest rate swaps, forward and futures contracts and foreign currency swaps to minimize the effect on earnings caused by interest rate and foreign currency volatility.
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by less than $1 million and $1 million during the three and six months ended June 30, 2014, compared with an increase in the carrying amount of our debt of less than $1 million and $1 million during the three and six months ended June 30, 2013, respectively. We amortized $2 million and $5 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and six months ended June 30, 2014 , respectively, compared with $3 million and $7 million during the three and six months ended June 30, 2013, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $27 million and $33 million as of June 30, 2014 and December 31, 2013, respectively. Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $162 million and $338 million during the three and six months ended June 30, 2014, respectively, compared with decreases in the carrying amount of the securities of $445 million and $600 million during the three and six months ended June 30, 2013, respectively. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $281 million as of June 30, 2014 compared with a decrease of $84 million as of December 31, 2013, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Three Months Ended June 30, 2014
Interest rate contracts/AFS Securities	$(64)	$(188)	$96	$189	$1
Interest rate contracts/subordinated debt	2	—	(1)	—	—
Total	$(62)	$(188)	$95	$189	$1

Three Months Ended June 30, 2013
Interest rate contracts/AFS Securities	$(55)	$397	$111	$(380)	$17
Interest rate contracts/subordinated debt	4	—	(15)	—	—
Total	$(51)	$397	$96	$(380)	$17

Six Months Ended June 30, 2014
Interest rate contracts/AFS Securities	$(127)	$(407)	$198	$401	$(6)
Interest rate contracts/subordinated debt	6	(1)	(16)	1	—
Total	$(121)	$(408)	$182	$402	$(6)

Six Months Ended June 30, 2013
Interest rate contracts/AFS Securities	$(111)	$567	$225	$(554)	$13
Interest rate contracts/subordinated debt	8	(1)	(30)	1	—
Total	$(103)	$566	$195	$(553)	$13
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of June 30, 2014 and December 31, 2013, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2014, $2 million and $3 million of losses related to terminated and/or de-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss) compared with losses of $3 million and $7 million during the three and six months ended June 30, 2013. During the next twelve months, we expect to amortize $9 million of remaining losses to earnings resulting from these terminated and/or de-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in accumulated other comprehensive income (loss) ("AOCI") from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(25)	84	Interest income (expense)	(2)	(3)	Other income	—	1
Total	$(25)	$84		$(2)	$(3)		$—	$1

Six Months Ended June 30,
Foreign exchange contracts	$1	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(61)	119	Interest income (expense)	(3)	(7)	Other income	—	—
Total	$(60)	$119		$(3)	$(7)		$—	$—
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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(in millions)
Interest rate contracts	Trading revenue	$(89)	$(468)	$(32)	$(382)
Interest rate contracts	Residential mortgage banking revenue	22	(34)	37	(41)
Foreign exchange contracts	Trading revenue	58	736	83	578
Equity contracts	Trading revenue	—	4	—	2
Precious metals contracts	Trading revenue	10	19	18	61
Credit contracts	Trading revenue	(108)	(69)	(115)	78
Total		$(107)	$188	$(9)	$296
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
				(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$111	$(176)	$227	$(238)
Interest rate contracts	Residential mortgage banking revenue	—	4	—	4
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	9	(44)	13	(55)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	258	(75)	339	240
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	8	(42)	24	(42)
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	1	1	1
Credit contracts	Other income	(7)	3	(11)	3
Total		$379	$(329)	$593	$(87)
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2014, was $4,701 million for which we have posted collateral of $3,837 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2013, was $5,614 million for which we have posted collateral of $5,059 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 17, "Guarantee Arrangements, Pledged Assets and Collateral," for further details.

HSBC USA Inc.

In the event of a credit downgrade, we currently do not expect HSBC Bank USA’s long-term ratings to go below A2 and A+ or the short-term ratings to go below P-2 and A-1 by Moody’s and Standard & Poor's ("S&P"), respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the tables below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$53	$182
P-2	1	53	182

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$—	$52
A-1	4	4	56
We would be required to post $5 million of additional collateral on total return swaps if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2014	December 31, 2013
	(in millions)
Interest rate:
Futures and forwards	$115,127	$175,468
Swaps	3,694,301	3,645,085
Options written	46,040	85,021
Options purchased	61,121	87,735
	3,916,589	3,993,309
Foreign Exchange:
Swaps, futures and forwards	843,970	804,278
Options written	121,210	82,817
Options purchased	122,574	84,835
Spot	59,786	52,193
	1,147,540	1,024,123
Commodities, equities and precious metals:
Swaps, futures and forwards	47,815	41,123
Options written	12,156	21,531
Options purchased	10,266	21,723
	70,237	84,377
Credit derivatives	303,034	355,286
Total	$5,437,400	$5,457,095

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
Loans  We elected to apply FVO to certain commercial syndicated loans which are originated with the intent to sell and are included as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of June 30, 2014 and December 31, 2013, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
At June 30, 2014
Commercial syndicated loans	$159	$159
Fixed rate long-term debt	2,063	1,750
Hybrid instruments:
Structured deposits	7,714	7,472
Structured notes	6,200	5,787
At December 31, 2013
Commercial syndicated loans	$58	$59
Fixed rate long-term debt	1,893	1,750
Hybrid instruments:
Structured deposits	7,740	7,539
Structured notes	5,693	5,377

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

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2014
Interest rate and other components(1)	$—	$(61)	$(330)	$(391)
Credit risk component(2)(3)	—	(46)	7	(39)
Total mark-to-market on financial instruments designated at fair value	—	(107)	(323)	(430)
Mark-to-market on the related derivatives	—	50	319	369
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(40)	$(4)	$(44)

Three Months Ended June 30, 2013
Interest rate and other components(1)	$—	$120	$204	$324
Credit risk component(2)(3)	—	53	54	107
Total mark-to-market on financial instruments designated at fair value	—	173	258	431
Mark-to-market on the related derivatives	—	(128)	(224)	(352)
Net realized gain on the related long-term debt derivatives	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$—	$61	$34	$95

Six Months Ended June 30, 2014
Interest rate and other components(1)	$—	$(143)	$(483)	$(626)
Credit risk component(2)(3)	—	(27)	33	6
Total mark-to-market on financial instruments designated at fair value	—	(170)	(450)	(620)
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	120	450	570
Net realized gain on the related long-term debt derivatives	—	34	—	34
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(16)	$—	$(16)

Six Months Ended June 30, 2013
Interest rate and other components(1)	$—	$183	$(112)	$71
Credit risk component(2)(3)	21	11	87	119
Total mark-to-market on financial instruments designated at fair value	21	194	(25)	190
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(190)	64	(126)
Net realized gain on the related long-term debt derivatives	—	32	—	32
Gain (loss) on instruments designated at fair value and related derivatives	$13	$36	$39	$88

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

HSBC USA Inc.

(2)
During the three and six months ended June 30, 2014, the losses in the credit risk component for long-term debt are attributable to the tightening of our own credit spreads while the gains during the three and six months ended June 30, 2013 are attributable to the widening of our own credit spreads.

(3)
During the three months ended June 30, 2014, the gains in the credit risk component for hybrid instruments reflect the widening of credit spreads on structured deposits partially offset by the tightening of credit spreads on structured notes. During the six months ended June 30, 2014, the gains in the credit risk component for hybrid instruments are attributable primarily to the widening of credit spreads on structured notes. During the three and six months ended June 30, 2013, the gains in the credit risk component for hybrid instruments are attributable primarily to the widening of credit spreads on structured notes.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances:

Three Months Ended June 30,	2014	2013
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$112	$842
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $110 million and $(398) million, respectively	171	(571)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $3 million and $(9) million, respectively(1)	4	(14)
Total other comprehensive income (loss) for period	175	(585)
Balance at end of period	287	257
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(59)	—
Adjustment to add other-than-temporary impairment due to the consolidation of VIE, net of tax of $(48) million	—	(67)
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $1 million(2)	2	—
Total other comprehensive income for period	2	—
Balance at end of period	(57)	(67)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(103)	(178)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $(10) million and $35 million, respectively	(16)	49
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(3)	1	2
Total other comprehensive income (loss) for period	(15)	51
Balance at end of period	(118)	(127)
Pension and postretirement benefit liability:
Balance at beginning and end of period	2	(6)
Total accumulated other comprehensive income at end of period	$114	$57

HSBC USA Inc.

Six Months Ended June 30,	2014	2013
	(in millions)
Unrealized gains (losses) on securities available-for-sale:
Balance at beginning of period	$(18)	$992
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $202 million and $(455) million, respectively	315	(649)
Reclassification adjustment for gains realized in net income, net of tax of $(6) million and $(60) million, respectively(1)	(10)	(86)
Total other comprehensive income (loss) for period	305	(735)
Balance at end of period	287	257
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(60)	—
Adjustment to add other-than-temporary impairment due to the consolidation of a VIE, net of tax of $(48) million	—	(67)
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $3 million(2)	3	—
Total other comprehensive income for period	3	—
Balance at end of period	(57)	(67)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(83)	(201)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $(23) million and $49 million, respectively	(37)	70
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $3 million, respectively(3)	2	4
Total other comprehensive income (loss) for period	(35)	74
Balance at end of period	(118)	(127)
Pension and postretirement benefit liability:
Balance at beginning and end of period	2	(6)
Total accumulated other comprehensive income at end of period	$114	$57

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

(2)	Amount reclassified to the carrying value of the debt securities is included in securities held-to-maturity in our consolidated balance sheet.

(3)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Service cost – benefits earned during the period	$1	$1	$2	$2
Interest cost on projected benefit obligation	18	17	36	34
Expected return on assets	(21)	(21)	(42)	(41)
Recognized losses	9	13	19	26
Pension expense	$7	$10	$15	$21
Pension expense was lower during the three and six months ended June 30, 2014 mainly due to lower recognized losses. During the first quarter of 2014, an additional contribution of $74 million was made to the Plan.
Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest cost	$1	$—	$1	$1
Net periodic postretirement benefit cost	$1	$—	$1	$1

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

	June 30, 2014	December 31, 2013
	(in millions)
Assets:
Cash and due from banks	$1,347	$102
Interest bearing deposits with banks (1)	1,226	631
Trading assets (2)	15,993	17,082
Loans	5,080	5,328
Other (3)	1,168	1,219
Total assets	$24,814	$24,362
Liabilities:
Deposits	$18,676	$16,936
Trading liabilities (2)	17,543	19,463
Short-term borrowings	1,748	1,514
Long-term debt	3,983	3,987
Other (3)	511	573
Total liabilities	$42,461	$42,473

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $1,100 million and $500 million at June 30, 2014 and December 31, 2013, respectively.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Income/(Expense):
Interest income	$86	$83	$123	$105
Interest expense	(19)	(19)	(37)	(39)
Net interest income	$67	$64	$86	$66
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance Corporation	$23	$26	$38	$47
HSBC Markets (USA) Inc. ("HMUS")	1	4	5	9
Other HSBC affiliates	12	14	31	30
Other HSBC affiliates income	15	15	24	27
Total affiliate income	$51	$59	$98	$113
Support services from HSBC affiliates:
HSBC Finance Corporation	$(3)	$(5)	$(6)	$(9)
HMUS	(51)	(54)	(104)	(106)
HSBC Technology & Services (USA) ("HTSU")	(271)	(242)	(524)	(475)
Other HSBC affiliates	(60)	(61)	(105)	(96)
Total support services from HSBC affiliates	$(385)	$(362)	$(739)	$(686)
Stock based compensation expense with HSBC (1)	$(10)	$(13)	$(18)	$(22)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. Long-term debt with affiliates reflects $4.0 billion in senior debt with HSBC North America. Of this amount, $1.0 billion is a 5 year floating rate note which matures in August 2014 and $3.0 billion that matures in three equal installments of $1.0 billion in April 2015, 2016 and 2017. The debt bears interest at 90 day U.S. dollar Libor plus a spread, with each maturity at a different spread.
We have the following funding arrangements available with HSBC affiliates, although there were no outstanding balances at either June 30, 2014 and December 31, 2013:

•	$1,000 million committed line of credit with HSBC Investment (Bahamas) Limited;

•	$500 million committed line of credit with HSBC; and

•	$150 million uncommitted line of credit with HSBC North America Inc. ("HNAI").
We have also incurred short-term borrowings with certain affiliates, largely related to metals activity. In addition, certain affiliates have also placed deposits with us.

HSBC USA Inc.

Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2014 and December 31, 2013, we have the following loan balances outstanding with HSBC affiliates:

	June 30, 2014	December 31, 2013
	(in millions)
HSBC Finance Corporation	$3,014	$3,015
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	720	199
HSBC Bank Brasil S.A.	1,100	1,000
Other short-term affiliate lending	246	1,114
Total assets	$5,080	$5,328
HSBC Finance Corporation - We have extended a $5.0 billion, 364 day uncommitted unsecured revolving credit agreement to HSBC Finance which allows for borrowings with maturities of up to 15 years. At both June 30, 2014 and December 31, 2013, $3.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either June 30, 2014 or December 31, 2013. This credit facility expires in May 2017.
HMUS and subsidiaries - We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $6.7 billion and $3.8 billion at June 30, 2014 and December 31, 2013, respectively, of which $720 million and $199 million, respectively, was outstanding. The outstanding balances mature at various stages between 2014 and 2017.
HSBC Bank Brasil S.A. - We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.1 billion and $1.5 billion at June 30, 2014 and December 31, 2013, respectively, of which $1.1 billion and $1.0 billion, respectively, was outstanding. The outstanding balances mature at various stages between 2014 and 2016.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either June 30, 2014 and December 31, 2013.
Other short-term affiliate lending - In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2014 and December 31, 2013, there were $246 million and $1,114 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by our affiliate, in relation to assets originated in the U.S. region. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $2.4 billion as of June 30, 2014, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates. The notional value of derivative contracts related to these contracts was approximately $1,138.7 billion and $1,210.6 billion at June 30, 2014 and December 31, 2013, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $953 million and $845 million at June 30, 2014 and December 31, 2013, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in Servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in Support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $907 million and $983 million at June 30, 2014 and December 31, 2013, respectively) that we purchased from HSBC Finance in 2003 and 2004.

•
HSBC North America's technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services that are centralized within HTSU. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services

HSBC USA Inc.

and processing activities are included in Support services from HSBC affiliates. We also receive fees from HTSU for providing certain administrative services to them. The fees we receive from HTSU are included in Servicing and other fees from HSBC affiliates. In certain cases, for facilities used by HTSU, we may guarantee their performance under the lease agreements.

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included in Support services from HSBC affiliates.

•
We utilize HSBC Securities (USA) Inc. ("HSI") for broker dealer, debt underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in Support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

Other Transactions with HSBC Affiliates
We also received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $13 million and $27 million during the three and six months ended June 30, 2014, respectively, compared with $13 million and $25 million during the three and six months ended June 30, 2013, respectively.

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

HSBC USA Inc.

The following table summarizes the results for each segment on an IFRSs basis, as well as provides a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals:

	IFRSs Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(4)	IFRSs Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2014
Net interest income(1)	$212	$202	$109	$56	$78	$(4)	$653	$(16)	$36	$673
Other operating income	104	64	151	25	(38)	4	310	(6)	(43)	261
Total operating income	316	266	260	81	40	—	963	(22)	(7)	934
Loan impairment charges(3)	21	83	40	—	—	—	144	(52)	(7)	85
	295	183	220	81	40	—	819	30	—	849
Operating expenses(2)	298	174	239	61	28	—	800	76	—	876
Profit (loss) before income tax expense	$(3)	$9	$(19)	$20	$12	$—	$19	$(46)	$—	$(27)

Three Months Ended June 30, 2013
Net interest income(1)	$206	$172	$125	$49	$(14)	$(3)	$535	$(21)	$4	$518
Other operating income	82	77	295	30	68	3	555	12	(1)	566
Total operating income	288	249	420	79	54	—	1,090	(9)	3	1,084
Loan impairment charges(3)	21	1	6	—	—	—	28	19	20	67
	267	248	414	79	54	—	1,062	(28)	(17)	1,017
Operating expenses(2)	300	171	250	67	22	—	810	(27)	(17)	766
Profit (loss) before income tax expense	$(33)	$77	$164	$12	$32	$—	$252	$(1)	$—	$251

Six Months Ended June 30, 2014
Net interest income(1)	$410	$389	$206	$105	$65	$(9)	$1,166	$(31)	$57	$1,192
Other operating income	217	132	445	50	(13)	9	840	(10)	(69)	761
Total operating income	627	521	651	155	52	—	2,006	(41)	(12)	1,953
Loan impairment charges(3)	23	90	55	(5)	—	—	163	(48)	(14)	101
	604	431	596	160	52	—	1,843	7	2	1,852
Operating expenses(2)	577	332	478	116	53	—	1,556	68	2	1,626
Profit (loss) before income tax expense	$27	$99	$118	$44	$(1)	$—	$287	$(61)	$—	$226
Balances at end of period:
Total assets	$19,169	$26,467	$175,330	$8,232	$826	$—	$230,024	$(47,570)	$(236)	$182,218
Total loans, net	16,315	25,239	19,957	6,069	—	—	67,580	1,693	2,301	71,574
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	29,138	22,135	31,935	11,822	—	—	95,030	(3,128)	23,619	115,521

HSBC USA Inc.

	IFRSs Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(4)	IFRSs Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)

Six Months Ended June 30, 2013
Net interest income(1)	$421	$342	$234	$94	$(28)	$(7)	$1,056	$(38)	$5	$1,023
Other operating income	189	142	677	58	51	7	1,124	38	(4)	1,158
Total operating income	610	484	911	152	23	—	2,180	—	1	2,181
Loan impairment charges(3)	53	15	9	1	—	—	78	(4)	14	88
	557	469	902	151	23	—	2,102	4	(13)	2,093
Operating expenses(2)	591	333	480	127	43	—	1,574	(27)	(13)	1,534
Profit (loss) before income tax expense	$(34)	$136	$422	$24	$(20)	$—	$528	$31	$—	$559
Balances at end of period:
Total assets	$19,563	$20,799	$197,729	$7,499	$1,088	$—	$246,678	$(57,199)	$45	$189,524
Total loans, net	16,508	19,693	19,975	5,874	—	—	62,050	3,144	906	66,100
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	31,855	21,382	35,524	12,152	—	—	100,913	(5,047)	15,869	111,735

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

HSBC USA Inc.

15. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds used for payment by us of shareholder dividends and, along with interest earned on investments, cover our operating expenses which consist primarily of interest on outstanding debt. Any significant dividend from HSBC Bank USA would require the approval of the Office of the Comptroller of the Currency (the "OCC"). Approval is also required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Capital Amount	Well-Capitalized Minimum Ratio(1)(2)	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio(3)
	(dollars are in millions)
Total capital ratio:
HSBC USA	$21,009	10.00%	16.01%	$20,242	10.00%		16.36%
HSBC Bank USA	22,603	10.00%	18.03	21,324	10.00		18.03
Tier 1 capital ratio:
HSBC USA	15,167	6.00	11.56	14,409	6.00		11.65
HSBC Bank USA	17,011	8.00	13.57	15,763	6.00		13.33
Common equity Tier 1 ratio(4):
HSBC USA	13,679	4.50	10.42	12,301	5.00	(5)	9.94
HSBC Bank USA	17,011	6.50	13.57	15,763	5.00		13.33
Tier 1 leverage ratio:
HSBC USA	15,167	4.00	8.28	14,409	3.00	(6)	7.90
HSBC Bank USA	17,011	5.00	9.71	15,763	5.00		9.06
Risk weighted assets:
HSBC USA	131,231			123,737
HSBC Bank USA	125,359			118,285

(1)
HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)
As previously discussed, the minimum regulatory ratios for a depository institution to be well-capitalized will increase in 2015 under Basel III, and the new ratios are shown above. The total capital and Tier 1 capital ratios shown above for HSBC USA are the well-capitalized ratios for a bank holding company. There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company and the ratios shown are the required minimum ratios beginning in 2015.

(3)	At December 31, 2013, capital ratios were reported according to Basel I rules and reflect the impact of the U.S. market risk final rule (known in the industry as Basel 2.5).

(4)	Basel III introduces the common equity Tier 1 ratio. For December 31, 2013, the ratios presented are the Tier 1 common ratio calculated under Basel I.

(5)
There was no Tier 1 common ratio component in the definition of a well-capitalized bank holding company under Basel I. The ratio shown is the required minimum Tier 1 common ratio, calculated under Basel I, as included in the Federal Reserve Board's final rule regarding capital plans for U.S. bank holding companies with total consolidated assets of $50 billion or more.

(6)	There was no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company under Basel I. The ratio shown is the minimum required ratio.
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
We did not receive any cash capital contributions from our immediate parent, HNAI during the first six months of 2014. We did not make any capital contributions to our subsidiary, HSBC Bank USA, during the six months ended June 30, 2014.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of June 30, 2014 and December 31, 2013 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2014		December 31, 2013
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	3	—	5	—
Held-to-maturity securities	157	—	200	—
Other assets	40	—	45	—
Other liabilities	—	—	—	3
Subtotal	200	—	250	3
Low income housing limited liability partnership:
Other assets	418	—	457	—
Long-term debt	—	92	—	92
Other liabilities	—	71	—	90
Subtotal	$418	$163	$457	$182
Total	$618	$163	$707	$185
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of June 30, 2014 and December 31, 2013:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At June 30, 2014
Asset-backed commercial paper conduits	$42	$—	$12,407	$2,354
Structured note vehicles	2,830	8	6,085	5,929
Total	$2,872	$8	$18,492	$8,283
At December 31, 2013
Asset-backed commercial paper conduits	$417	$—	$17,044	$2,560
Structured note vehicles	2,272	55	6,190	5,888
Total	$2,689	$55	$23,234	$8,448
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $2,354 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of June 30, 2014 and December 31, 2013. Following the table is a description of the various arrangements.

	June 30, 2014		December 31, 2013
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$1,047	$149,540	$545	$180,380
Financial standby letters of credit, net of participations(2)(3)	—	5,491	—	5,237
Performance (non-financial) guarantees(3)	—	2,904	—	3,172
Liquidity asset purchase agreements(3)	—	2,354	—	2,560
Total	$1,047	$160,289	$545	$191,349

(1)	Includes $36,920 million and $34,856 million of notional issued for the benefit of HSBC affiliates at June 30, 2014 and December 31, 2013, respectively.

(2)	Includes $842 million and $865 million issued for the benefit of HSBC affiliates at June 30, 2014 and December 31, 2013, respectively.

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

HSBC USA Inc.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$1,047	$149,540	$545	$180,380
Buy-protection credit derivative positions	(1,056)	153,494	(505)	174,906
Net position(1)	$(9)	$(3,954)	$40	$5,474

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of June 30, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5,491 million and $2,904 million, respectively. As of December 31, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5,237 million and $3,172 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $41 million and $46 million at June 30, 2014 and December 31, 2013, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $18 million at June 30, 2014 and December 31, 2013, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of June 30, 2014 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.5	$96,763	$18,760	$115,523
Structured CDS	2.1	11,139	1,565	12,704
Index credit derivatives	2.8	17,148	194	17,342
Total return swaps	3.3	3,553	418	3,971
Subtotal		128,603	20,937	149,540
Standby Letters of Credit(2)	1.1	6,222	2,173	8,395
Total		$134,825	$23,110	$157,935

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

HSBC USA Inc.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in millions)
GSEs	$3	$41
Others	—	3
Total(1)	$3	$44

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $1 million and $26 million at June 30, 2014 and December 31, 2013, respectively.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses.
The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and six months ended June 30, 2014 and 2013 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Balance at beginning of period	$36	$211	$99	$219
Increase (decrease) in liability recorded through earnings	—	23	(34)	36
Realized losses	(2)	(17)	(31)	(38)
Balance at end of period	$34	$217	$34	$217
Our remaining mortgage repurchase liability of $34 million at June 30, 2014 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales adjusted for settlements reached with counterparties. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $30 million at June 30, 2014. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by our affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of June 30, 2014 and December 31, 2013, we had issued $2,354 million and $2,560 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 16, "Variable Interest Entities," for further information.
Clearinghouses and exchanges  We are a member of various exchanges and clearinghouses that trade and clear securities and/or derivatives contracts. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, members of a clearinghouse may be required to contribute to a guaranty fund to backstop members' obligations to the clearinghouse. As a member, we may be required to pay a proportionate share of the financial obligations of another member who defaults on its obligations to the exchange or the clearinghouse. Our guarantee obligations would arise only if the exchange or clearinghouse had exhausted its resources. Any potential contingent liability under these membership agreements cannot be estimated.

HSBC USA Inc.

Pledged Assets  Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Interest bearing deposits with banks	$324	$355
Trading assets(1)	3,051	1,296
Securities available-for-sale(2)	15,307	21,346
Securities held-to-maturity	327	362
Loans(3)	3,732	3,969
Other assets(4)	2,904	2,904
Total	$25,645	$30,232

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

(2)
Securities available-for-sale are primarily pledged against derivatives, public fund deposits, trust deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

(3)	Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $5,342 million and $10,950 million at June 30, 2014 and December 31, 2013, respectively. The fair value of trading assets that can be sold or repledged was $3,051 million and $1,296 million at June 30, 2014 and December 31, 2013, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $7,345 million and $4,187 million at June 30, 2014 and December 31, 2013, respectively. This collateral was obtained under security resale agreements. Of this collateral, $3,522 million and $2,771 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at June 30, 2014 and December 31, 2013, respectively.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Activity and Litigation" in Note 20, "Litigation and Regulatory Matters," for additional discussion of related exposure.

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
The following table provides information about repurchase agreements and resell agreements that are subject to offset as of June 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of June 30, 2014:
Assets:
Securities purchased under agreements to resell	$7,745	5,434	2,311	2,311	—	$—
Liabilities:
Securities sold under repurchase agreements	$11,915	5,434	6,481	6,481	—	$—

As of December 31, 2013:
Assets:
Securities purchased under agreements to resell	$4,187	2,068	2,119	2,118	—	$1
Liabilities:
Securities sold under repurchase agreements	$14,989	2,068	12,921	12,913	—	$8

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2014 and December 31, 2013:

June 30, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$26,335	$26,335	$2,325	$23,946	$64
Federal funds sold and securities purchased under resale agreements	2,311	2,311	—	2,311	—
Non-derivative trading assets	20,802	20,802	2,717	15,006	3,079
Derivatives	5,882	5,882	10	5,828	44
Securities	46,081	46,150	27,924	18,226	—
Commercial loans, net of allowance for credit losses	52,650	54,210	—	—	54,210
Commercial loans designated under fair value option and held for sale	159	159	—	159	—
Commercial loans held for sale	237	237	—	237	—
Consumer loans, net of allowance for credit losses	18,924	16,732	—	—	16,732
Consumer loans held for sale:
Residential mortgages	38	38	—	14	24
Other consumer	66	66	—	—	66
Financial liabilities:
Short-term financial liabilities	$12,987	$12,987	$—	$12,924	$63
Deposits:
Without fixed maturities	105,977	105,977	—	105,977	—
Fixed maturities	1,830	1,834	—	1,834	—
Deposits designated under fair value option	7,714	7,714	—	5,457	2,257
Non-derivative trading liabilities	3,808	3,808	656	3,152	—
Derivatives	5,747	5,747	14	5,715	18
Long-term debt	16,341	17,022	—	17,022	—
Long-term debt designated under fair value option	8,263	8,263	—	7,525	738

HSBC USA Inc.

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$20,626	$20,626	$961	$19,614	$51
Federal funds sold and securities purchased under resale agreements	2,119	2,119	—	2,119	—
Non-derivative trading assets	22,903	22,903	1,344	18,924	2,635
Derivatives	7,569	7,569	26	7,467	76
Securities	56,368	56,405	39,553	16,852	—
Commercial loans, net of allowance for credit losses	48,186	49,897	—	—	49,897
Commercial loans designated under fair value option and held for sale	58	58	—	58	—
Commercial loans held for sale	18	18	—	18	—
Consumer loans, net of allowance for credit losses	18,903	16,051	—	—	16,051
Consumer loans held for sale:
Residential mortgages	91	92	—	36	56
Other consumer	63	63	—	—	63
Financial liabilities:
Short-term financial liabilities	$19,205	$19,205	$—	$19,154	$51
Deposits:
Without fixed maturities	102,584	102,584	—	102,584	—
Fixed maturities	2,284	2,289	—	2,289	—
Deposits designated under fair value option	7,740	7,740	—	5,406	2,334
Non-derivative trading liabilities	4,134	4,134	308	3,826	—
Derivatives	7,348	7,348	5	7,294	49
Long-term debt	15,261	15,729	—	15,729	—
Long-term debt designated under fair value option	7,586	7,586	—	6,686	900
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2014 and December 31, 2013 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans during 2014 is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
June 30, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,717	$135	$—	$2,852	$—	$2,852
Obligations of U.S. States and political subdivisions	—	27	—	27	—	27
Collateralized debt obligations	—	—	260	260	—	260
Asset-backed securities:
Residential mortgages	—	153	—	153	—	153
Student Loans	—	81	—	81	—	81
Corporate and other domestic debt securities	—	—	2,819	2,819	—	2,819
Debt Securities issued by foreign entities:
Corporate	—	77	—	77	—	77
Government-backed	—	4,035	—	4,035	—	4,035
Equity securities	—	21	—	21	—	21
Precious metals trading	—	10,477	—	10,477	—	10,477
Derivatives(2):
Interest rate contracts	97	52,969	1	53,067	—	53,067
Foreign exchange contracts	29	12,731	16	12,776	—	12,776
Equity contracts	—	2,062	165	2,227	—	2,227
Precious metals contracts	2	644	—	646	—	646
Credit contracts	—	3,460	356	3,816	—	3,816
Derivatives netting	—	—	—	—	(66,650)	(66,650)
Total derivatives	128	71,866	538	72,532	(66,650)	5,882
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	27,914	11,186	—	39,100	—	39,100
Obligations of U.S. states and political subdivisions	—	730	—	730	—	730
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	86	—	86	—	86
Home equity	—	94	—	94	—	94
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	869	—	869	—	869
Government-backed	10	3,628	—	3,638	—	3,638
Equity securities	—	166	—	166	—	166
Loans(3)	—	159	—	159	—	159
Mortgage servicing rights(4)	—	—	186	186	—	186
Total assets	$30,769	$103,885	$3,803	$138,457	$(66,650)	$71,807
Liabilities:
Deposits in domestic offices(5)	$—	$5,457	$2,257	$7,714	$—	$7,714
Trading liabilities, excluding derivatives	656	3,152	—	3,808	—	3,808
Derivatives(2):
Interest rate contracts	37	53,651	1	53,689	—	53,689
Foreign exchange contracts	—	11,606	16	11,622	—	11,622
Equity contracts	—	1,414	106	1,520	—	1,520
Precious metals contracts	138	656	—	794	—	794
Credit contracts	—	3,822	99	3,921	—	3,921
Derivatives netting	—	—	—	—	(65,799)	(65,799)
Total derivatives	175	71,149	222	71,546	(65,799)	5,747
Long-term debt(6)	—	7,525	738	8,263	—	8,263
Total liabilities	$831	$87,283	$3,217	$91,331	$(65,799)	$25,532

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,344	$178	$—	$1,522	$—	$1,522
Obligations of U. S. States and political subdivisions	—	25	—	25	—	25
Collateralized debt obligations	—	—	254	254	—	254
Asset-backed securities:
Residential mortgages	—	159	—	159	—	159
Student loans	—	68	—	68	—	68
Corporate and other domestic debt securities	—	—	2,260	2,260	—	2,260
Debt Securities issued by foreign entities:
Corporate	—	495	—	495	—	495
Government-backed	—	6,223	121	6,344	—	6,344
Equity securities	—	25	—	25	—	25
Precious metals trading	—	11,751	—	11,751	—	11,751
Derivatives(2):
Interest rate contracts	81	56,095	1	56,177	—	56,177
Foreign exchange contracts	7	15,291	131	15,429	—	15,429
Equity contracts	—	2,042	160	2,202	—	2,202
Precious metals contracts	182	1,400	1	1,583	—	1,583
Credit contracts	—	4,152	512	4,664	—	4,664
Derivatives netting	—	—	—	—	(72,486)	(72,486)
Total derivatives	270	78,980	805	80,055	(72,486)	7,569
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	39,513	9,439	—	48,952	—	48,952
Obligations of U.S. states and political subdivisions	—	742	—	742	—	742
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	126	—	126	—	126
Home equity	—	227	—	227	—	227
Other	—	94	—	94	—	94
Corporate and other domestic debt securities	—	—	—	—	—	—
Debt Securities issued by foreign entities:
Corporate	—	881	—	881	—	881
Government-backed	40	3,681	—	3,721	—	3,721
Equity securities	—	162	—	162	—	162
Loans(3)	—	58	—	58	—	58
Mortgage servicing rights(4)	—	—	227	227	—	227
Total assets	$41,167	$113,315	$3,667	$158,149	$(72,486)	$85,663
Liabilities:
Deposits in domestic offices(5)	$—	$5,406	$2,334	$7,740	$—	$7,740
Trading liabilities, excluding derivatives	308	3,826	—	4,134	—	4,134
Derivatives(2):
Interest rate contracts	34	56,282	—	56,316	—	56,316
Foreign exchange contracts	16	14,576	36	14,628	—	14,628
Equity contracts	—	1,403	157	1,560	—	1,560
Precious metals contracts	7	847	3	857	—	857
Credit contracts	—	4,398	321	4,719	—	4,719
Derivatives netting	—	—	—	—	(70,732)	(70,732)
Total derivatives	57	77,506	517	78,080	(70,732)	7,348
Long-term debt(6)	—	6,686	900	7,586	—	7,586
Total liabilities	$365	$93,424	$3,751	$97,540	$(70,732)	$26,808

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

(2)
Includes trading derivative assets of $4,354 million and $5,991 million and trading derivative liabilities of $5,007 million and $6,741 million as of June 30, 2014 and December 31, 2013, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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
Transfers between Levels 1 and 2 Measurements  There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2014 and 2013.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2014 and 2013. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$258	$7	$—	$—	$—	$(5)	$—	$—	$260	$7
Corporate and other domestic debt securities	2,808	—	—	11	—	—	—	—	2,819	—
Corporate debt securities issued by foreign entities	—	—	—	—	—	—	—	—	—	—
Government debt securities issued by foreign entities	117	3	—	—	—	(1)	—	(119)	—	—
Equity securities	—	—	—	—	—	—	—	—	—	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	—
Foreign exchange contracts	96	8	—	—	—	(6)	—	(98)	—	4
Equity contracts	24	66	—	—	—	(29)	2	(4)	59	41
Precious metals contracts	—	—	—	—	—	—	—	—	—	—
Credit contracts	181	(41)	—	—	—	3	—	114	257	(42)
Mortgage servicing rights(4)	205	—	(12)	—	—	(7)	—	—	186	(12)
Total assets	$3,690	$43	$(13)	$11	$—	$(45)	$2	$(107)	$3,581	$(2)
Liabilities:
Deposits in domestic offices	$(2,244)	$(85)	$—	$—	$(135)	$130	$(27)	$104	(2,257)	$(34)
Long-term debt	(732)	4	—	—	(110)	73	—	27	(738)	(22)
Total liabilities	$(2,976)	$(81)	$—	$—	$(245)	$203	$(27)	$131	$(2,995)	$(56)

HSBC USA Inc.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$14	$—	$—	$—	$(8)	$—	$—	$260	$14
Corporate and other domestic debt securities	2,260	(5)	—	564	—	—	—	—	2,819	(6)
Corporate debt securities issued by foreign entities	—	—	—	—	—	—	—	—	—	—
Government debt securities issued by foreign entities	121	5	—	—	—	(7)	—	(119)	—	—
Equity securities	—	—	—	—	—	—	—	—	—	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	(1)
Foreign exchange contracts	95	10	—	—	—	(12)	—	(93)	—	5
Equity contracts	3	86	—	—	—	(36)	6	—	59	49
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(55)	—	—	—	7	—	114	257	(98)
Mortgage servicing rights(4)	227	—	(24)	—	—	(17)	—	—	186	(24)
Total assets	$3,150	$57	$(25)	$564	$—	$(73)	$6	$(98)	$3,581	$(61)
Liabilities:
Deposits in domestic offices	$(2,334)	$(210)	$—	$—	$(160)	$298	$(95)	$244	(2,257)	$(51)
Long-term debt	(900)	97	—	—	(153)	120	—	98	(738)	(23)
Total liabilities	$(3,234)	$(113)	$—	$—	$(313)	$418	$(95)	$342	$(2,995)	$(74)

HSBC USA Inc.

	Apr. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$481	$83	$—	$216	$—	$(553)	$—	$—	$227	$56
Corporate and other domestic debt securities	1,524	21	—	16	—	(63)	—	—	1,498	21
Corporate debt securities issued by foreign entities	294	(9)	—	—	—	—	—	—	285	(9)
Government debt securities issued by foreign entities	143	(7)	—	—	—	(1)	—	—	135	(9)
Equity securities	11	(7)	—	—	—	(4)	—	—	—	(7)
Derivatives, net(2):
Interest rate contracts	6	(1)	(6)	—	—	—	—	—	(1)	(7)
Foreign exchange contracts	134	(18)	—	—	—	(6)	(6)	—	104	(28)
Equity contracts	34	(81)	—	—	—	(27)	6	(15)	(83)	(92)
Credit contracts	364	(105)	—	—	—	(34)	—	—	225	(82)
Mortgage servicing rights(4)	190	—	30	—	5	—	—	—	225	30
Total assets	$3,181	$(124)	$24	$232	$5	$(688)	$—	$(15)	$2,615	$(127)
Liabilities:
Deposits in domestic offices	$(2,876)	$411	$—	$—	$(81)	$110	$(177)	$165	(2,448)	$432
Long-term debt	(618)	(242)	—	—	(59)	68	—	179	(672)	(239)
Total liabilities	$(3,494)	$169	$—	$—	$(140)	$178	$(177)	$344	$(3,120)	$193

HSBC USA Inc.

	Jan. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$118	$—	$237	$—	$(594)	$—	$—	$227	$87
Corporate and other domestic debt securities	1,861	28	—	31	—	(422)	—	—	1,498	24
Corporate debt securities issued by foreign entities	299	(14)	—	—	—	—	—	—	285	(14)
Government debt securities issued by foreign entities	311	15	—	—	—	(191)	—	—	135	10
Equity securities	9	(5)	—	—	—	(4)	—	—	—	(5)
Derivatives, net(2):
Interest rate contracts	7	(1)	(7)	—	—	—	—	—	(1)	(8)
Foreign exchange contracts	5	(4)	—	—	—	116	(13)	—	104	106
Equity contracts	(7)	(20)	—	—	—	(48)	13	(21)	(83)	(73)
Credit contracts	571	(155)	—	—	—	(145)	(46)	—	225	(274)
Mortgage servicing rights(4)	168	—	46	—	11	—	—	—	225	51
Total assets	$3,690	$(38)	$39	$268	$11	$(1,288)	$(46)	$(21)	$2,615	$(96)
Liabilities:
Deposits in domestic offices	$(2,636)	$370	$—	$—	$(485)	$219	$(160)	$244	(2,448)	$406
Long-term debt	(429)	(273)	—	—	(270)	119	—	181	(672)	(250)
Total liabilities	$(3,065)	$97	$—	$—	$(755)	$338	$(160)	$425	$(3,120)	$156

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $538 million and derivative liabilities of $222 million as of June 30, 2014 and derivative assets of $985 million and derivative liabilities of $740 million as of June 30, 2013.

(3)	See Note 7, "Intangible Assets," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of June 30, 2014 and December 31, 2013:

June 30, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	260	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 5%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,819	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	5% - 97%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	8% - 14%
Equity derivative contracts(1)	59	Option pricing model	Equity / Equity Index volatility	9% - 41%
			Equity / Equity and Equity / Index correlation	47% - 60%
Credit derivative contracts	257	Option pricing model	Correlation of defaults of a portfolio of reference credit names	49% - 56%
			Issuer by issuer correlation of defaults	83% - 95%
Mortgage servicing rights	186	Option adjusted discounted cash flows	Constant prepayment rates	8% - 46%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(2,257)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 14%
			Equity / Equity Index volatility	9% - 41%
			Equity / Equity and Equity / Index correlation	47% - 60%
Long-term debt (structured notes)(1)(2)	(738)	Option adjusted discounted cash flows	Implied volatility of currency pairs	8% - 14%
			Equity / Equity Index volatility	9% - 41%
			Equity / Equity and Equity / Index correlation	47% - 60%

HSBC USA Inc.

December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	254	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	5% - 7%
			Loss severity rates	90% - 100%
Corporate and other domestic debt securities	2,260	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate and government debt securities issued by foreign entities	121	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	36% - 63%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	10% - 99%
Foreign exchange derivative contracts(1)	95	Option pricing model	Implied volatility of currency pairs	11% - 16%
Equity derivative contracts(1)	3	Option pricing model	Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Credit derivative contracts	191	Option pricing model	Correlation of defaults of a portfolio of reference credit names	46% - 54%
			Industry by industry correlation of defaults	83% - 95%
Mortgage servicing rights	227	Option adjusted discounted cash flows	Constant prepayment rates	5% - 22%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(2,334)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Long-term debt (structured notes)(1)(2)	(900)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%

(1)
We are the client-facing entity and we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market neutral. The corresponding intra-group derivatives are presented as equity derivatives and foreign exchange derivatives in the table.

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

▪
Loss Severity Rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of June 30, 2014 is about 1.8 times that of CLOs.

HSBC USA Inc.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 8 percent and 14 percent while the implied volatility for equity/equity or equity/equity index is between 9 percent and 41 percent, respectively at June 30, 2014. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 3 percent and 5 percent, respectively at June 30, 2014.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 47 percent and 60 percent at June 30, 2014.

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
Equity and foreign exchange derivatives - The fair value measurement of a structured equity or foreign exchange derivative is primarily affected by the implied volatility of the underlying equity price or exchange rate of the paired foreign currencies. The implied volatility is not observable. Significant increase (decrease) in the implied volatility will result in a higher (lower) fair value of a long position in the derivative contract.
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2014, we transferred $104 million and $244 million, respectively, of deposits in domestic offices and $27 million and $98 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during the three and six months ended June 30, 2014, we transferred $27 million and $95 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2013, we transferred $165 million and $244 million, respectively, of deposits in domestic offices and $179 million and $181 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2013, we transferred $177 million and $160 million, respectively, of deposits in domestic offices, which we have elected to carry at fair

HSBC USA Inc.

value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of June 30, 2014 and December 31, 2013. The gains (losses) during the three and six months ended June 30, 2014 and 2013 are also included.

	Non-Recurring Fair Value Measurements as of June 30, 2014				Total Gains (Losses) For the Three Months Ended June 30, 2014	Total Gains (Losses) For the Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$2	$24	$26	$(2)	$1
Impaired commercial loans(2)	—	—	24	24	(4)	3
Consumer loans(3)	—	107	—	107	(9)	(23)
Real estate owned(4)	21	—	—	21	(3)	(2)
Commercial loans held for sale(5)	—	43	—	43	(7)	(7)
Total assets at fair value on a non-recurring basis	$21	$152	$48	$221	$(25)	$(28)

	Non-Recurring Fair Value Measurements as of December 31, 2013				Total Gains (Losses) For the Three Months Ended June 30, 2013	Total Gains (Losses) For the Six Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$9	$56	$65	$—	$3
Impaired commercial loans(2)	—	—	108	108	(1)	(2)
Consumer loans(3)	—	492	—	492	(23)	(51)
Real estate owned(4)	20	—	—	20	—	2
Total assets at fair value on a non-recurring basis	$20	$501	$164	$685	$(24)	$(48)

(1)
As of June 30, 2014 and December 31, 2013, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

HSBC USA Inc.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of June 30, 2014 and December 31, 2013:

As of June 30, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$24	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	24	Valuation of third party appraisal on underlying collateral	Loss severity rates	10% - 48%

As of December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$56	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	108	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 66%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 70 percent at June 30, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 27 percent at June 30, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Federal funds sold and securities purchased and sold under resale and repurchase agreements - Federal funds sold and securities purchased and sold under resale and repurchase agreements are recorded at cost. A significant majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar terms and collateral.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $41 million and $46 million at June 30, 2014 and December 31, 2013, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of June 30, 2014:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$89	$—	$89
	Residential mortgages - Subprime	59	—	59
	Student loans	81	—	81
	Total AAA -A	229	—	229
BBB -B	Collateralized debt obligations	—	260	260
CCC-Unrated	Residential mortgages - Subprime	5	—	5
		$234	$260	$494
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$86	$—	$86
	Home equity - Alt A	94	—	94
	Other	94	—	94
	Total AAA -A	274	—	274
CCC -Unrated	Residential mortgages - Alt A	1	—	1
		$275	$—	$275

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

HSBC USA Inc.

19. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2013 Form 10-K and our Form 10-Q for the three month period ended March 31, 2014 (the "2014 First Quarter 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2013 Form 10-K and our 2014 First Quarter Form 10-Q are reported herein.
In addition to the matters described below, and in our 2013 Form 10-K and our 2014 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the litigation and governmental and regulatory matters disclosed below and in Note 28, "Litigation and Regulatory Matters," in our 2013 Form 10-K and in Note 19 "Litigation and Regulatory Matters" in our 2014 First Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $1.2 billion for HUSI and its U.S. affiliates. The litigation and governmental and regulatory matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.
Litigation
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) On May 8, 2014, after being served with the complaint, HSBC filed a separate motion to dismiss, and both it and HNAH joined the joint motion to dismiss. On June 4, 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720.
Credit Default Swap Litigation On May 23, 2014, defendants filed motions to dismiss plaintiffs’ second amended, consolidated complaint. The motion is fully briefed and pending.
Gold and Silver Fix Litigation
Since March 2014, numerous putative class actions have been filed in the US District Courts for the Southern District of New York, the District of New Jersey and the Northern District of California naming HSBC and a number of other members of The London Gold Market Fixing Ltd as defendants. The complaints allege that, from January 2004 to the present, defendants conspired to manipulate the price of gold and gold derivatives during the afternoon London gold fix in order to reap profits on proprietary trades. Plaintiffs have filed a motion for transfer with the Judicial Panel on Multi-District Litigation requesting assignment to and consolidation in the New York District Court. That motion is pending.

In July 2014, putative class actions were filed in the US District Court for the Southern and Eastern Districts of New York naming HSBC, HSBC Bank plc, HSBC Bank USA and the other members of The London Silver Market Fixing Ltd as defendants. The complaints allege that, from January 2007 to the present, defendants conspired to manipulate the price of physical silver and silver derivatives for their collective benefit in violation of the US Commodity Exchange Act and US antitrust laws. These actions are at a very early stage.

HSBC USA Inc.

Based on the facts currently known, it is not practicable at this time for us to predict the resolution of these private lawsuits, including the timing and potential impact on us.

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
In re Herald, Primeo and Thema Funds Securities Litigation On May 28, 2014, after the United States Supreme Court decided Chadbourne & Park LLP v. Troice, 134 S. Ct. 1058 (2014), the Second Circuit denied Thema International Fund plc’s petition for panel rehearing following its affirmance of the district court’s dismissal of all U.S. class action claims against the HSBC defendants on forum non conveniens grounds. The petition for rehearing en banc remains pending.
The Madoff Securities trustee filed a suit in the U.S. captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other non-HSBC entities and individuals, seeking $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other non-HSBC co-defendants. In July 2011, the district court dismissed the trustee's various common law claims, which in total account for approximately $6.6 billion of the potential exposure in the action, on the grounds that the trustee lacked standing to assert them, and the Court of Appeals affirmed that decision in June 2013. On June 30, 2014, the Supreme Court denied the trustee’s petition for a writ of certiorari of the Court of Appeal’s decision. The dismissal of the trustee’s common law claims is now final.
The district court previously returned the trustee's bankruptcy claims to the bankruptcy court for further proceedings, but retained certain issues for further consideration. These claims seek the return of the transfers of funds from Bernard L. Madoff Investment Securities LLC (“Madoff Securities”) to the feeder fund defendants as well as subsequent transfers of those assets from the feeder funds to other defendants, including the HSBC defendants, as preferential and fraudulent transfers under U.S. bankruptcy law. As to the HSBC defendants, which include HSBC Bank USA, the claims seek recovery of unspecified amounts that the HSBC defendants received from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. On July 7, 2014, the district court ruled that the U.S. bankruptcy code does not provide the trustee the right to recover money that was transferred between foreign entities, even if that money ultimately is traceable to Madoff Securities. This decision is subject to appeal and has not been applied to the facts of the trustee’s case against the HSBC defendants, so its impact on the trustee’s remaining claims is uncertain.
There are many factors that may affect the range of possible outcomes, and the resulting financial impact, of the various Madoff-related proceedings including, but not limited to, the circumstances of the fraud, the multiple jurisdictions in which proceedings have been brought and the number of different plaintiffs and defendants in such proceedings. For these reasons, among others, we are unable to reasonably estimate the aggregate liability or ranges of liability that might arise as a result of these claims but they could be significant. In any event, we consider that we have good defenses to these claims and will continue to defend them vigorously.
Benchmark Rate Litigation In May 2014 HSBC, HSBC Bank plc, HSBC USA and HSBC Finance, along with the other U.S. dollar Libor panel banks, were named as defendants in a lawsuit filed by two mutual funds managed by Prudential Investment Portfolios seeking unspecified damages as a result of alleged artificial suppression of U.S. dollar Libor rates which plaintiffs allege resulted in plaintiffs receiving substantially less interest payments in connection with certain transactions entered into with the defendants. Additionally, the Federal Deposit Insurance Corporation, in its role as receiver for several failed banks, filed a complaint against the British Bankers Association and the U.S. dollar Libor panel banks, including HSBC, HSBC Bank USA, and The Hongkong and Shanghai Banking Corporation, seeking unspecified damages as a result of fraudulent artificial suppression of U.S. dollar Libor rates. These actions have been transferred and/or consolidated with a U.S. dollar Libor Multi-District Litigation proceeding in the U.S. District Court for the Southern District of New York. HSBC and HSBC Bank plc are defendants in that proceeding as well. These actions are subject to a stay imposed by the court.
Mortgage Securitization Activity and Litigation
In addition to the repurchase risk described in Note 17, "Guarantee Arrangements and Pledged Assets," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to

HSBC USA Inc.

third parties. The outstanding principal balance on these loans was approximately $6.1 billion and $6.5 billion at June 30, 2014 and December 31, 2013, respectively.
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
Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK) Various defendants' motions for summary judgment and other applications have been fully briefed and are currently pending before the court. Expert discovery is scheduled to continue through August 2014. The aggregate unpaid principal balance of the securities was approximately $1.5 billion and $1.6 billion at June 30, 2014 and December 30, 2013, respectively.
In June 2014, the Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc., et al (S.D.N.Y. No. 12-CV-4025) and Bayerische Landesbank v HSBC Holdings plc, et al. (Index No. 65481/12) matters each were resolved by a confidential settlement among the parties. The settlements did not have a material impact on our results.
In May 2014 Commerzbank AG London Branch filed a complaint against nearly 70 different financial institutions, including HSBC, HSI and HSI Asset Securitization Corporation, seeking unspecified damages as a result of alleged fraud and fraudulent concealment committed by the defendants in the securitization of residential mortgages and the sale of those securities to the plaintiff. Commerzbank had previously filed a summons with notice against the same defendants in December 2013. This action is at an early stage.
In June 2014, a lawsuit was filed in New York State court against HSBC Bank USA, as trustee of approximately 264 identified trusts (the "Trusts"). Similar lawsuits were filed simultaneously against other non-HSBC financial institutions that served as mortgage securitization pool trustees. The plaintiffs are investors in the Trusts and include, among others, BlackRock and PIMCO funds. The lawsuits were brought derivatively on behalf of the Trusts. The complaint against HSBC Bank USA alleges that the Trusts have sustained losses in collateral value of over $32 billion. The lawsuit seeks unspecified damages resulting from an alleged breach of the Trust Indenture Act, breach of fiduciary duties, and negligence. This action is at an early stage.
Shareholder Derivative Action On May 7, 2014 a shareholder of HSBC (who is not a shareholder of HSBC Bank USA, HNAH or HSBC USA) filed a shareholder derivative action, captioned Michael Mason-Mahon v. Douglas J. Flint, et al. (New York State Supreme Court, Nassau County, Index No. 602052/2014), purportedly on behalf of HSBC, HSBC Bank USA, HNAH and HSBC USA in New York State Supreme Court against the directors, certain officers and certain former directors of those HSBC companies alleging that those directors and officers breached their fiduciary duties to the companies and caused a waste of corporate assets by allegedly permitting and/or causing the conduct underlying the DPA. This action is at a very early stage, but the ultimate outcome of the action is not expected to have a material impact on HUSI.

HSBC USA Inc.

20.	New Accounting Pronouncements

Unrecognized Tax Benefits In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") that provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax jurisdiction. The ASU requires an entity to present the unrecognized tax benefit as a reduction of the deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. However, the ASU requires an entity to present an unrecognized tax benefit on the balance sheet as a liability if certain conditions are met. The new guidance is effective for all annual and interim periods beginning January 1, 2014. The adoption of this guidance did not have an impact on our unrecognized tax benefit liability.
Accounting for Investments in Qualified Housing Projects In January 2014, the FASB issued an ASU which permits, but does not require, an investor to amortize its Low Income Housing Tax Credit ("LIHTC") investments in proportion to the allocated Low Income Housing Federal tax benefits and present such tax benefits net of investment amortization in the income tax line. The ASU is effective for fiscal years beginning after December 15, 2014 to be applied retrospectively with early adoption permitted. We elected to early adopt the ASU on January 1, 2014 due to its improvement in the presentation of the economic benefits of this investment class. The early adoption of the ASU required the previous period to also be restated and resulted in a reduction to operating expenses of $21 million and $42 million in both of the three and six months ended June 30, 2014 and 2013, respectively, with a corresponding increase to income tax expense. There was no overall impact to net income.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity In April 2014, the FASB issued an ASU which changes the criteria for determining whether a disposition qualifies for discontinued operations presentation and requires enhanced disclosures about discontinued operations and significant dispositions that do not qualify for discontinued operations reporting. Under the ASU, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business, a major equity method investment or other major parts of an entity, are required to be presented as discontinued operations. The ASU will be effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual and interim periods beginning January 1, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance is not expected to have a significant impact on our financial position or results of operations.
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will be effective for all annual and interim periods beginning January 1, 2017. The amendments in the ASU should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the potential impact of adopting this ASU, including determining which transition method to apply.
Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires secured borrowing accounting for the repurchase agreement in a contemporaneous repurchase financing arrangement. The accounting changes in the ASU will be effective for all annual and interim periods beginning January 1, 2015 and will require the changes in accounting for transactions outstanding on the effective date to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The ASU also requires new disclosure about certain transactions accounted for as a sale to be presented for interim and annual periods beginning January 1, 2015, and new disclosure about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings to be presented for annual periods beginning January 1, 2015, and for interim periods beginning April 1, 2015. We are currently evaluating the potential impact the adoption of this ASU may have on our financial position and results of operations.
There were no additional accounting pronouncements issued that are expected to have a significant impact on our financial position or results of operations.

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

•
the ability of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group") and HSBC Bank USA, National Association ("HSBC Bank USA") to fulfill the requirements imposed by the deferred prosecution agreements with the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia, our agreement with the Office of the Comptroller of the Currency, our other consent agreements as well as guidance from regulators generally;

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

•	our ability to meet our funding requirements;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

HSBC USA Inc.

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters; and

•	the other risk factors and uncertainties described under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K").
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

HSBC USA Inc.

Executive Overview

HSBC USA is an indirect wholly-owned subsidiary of HSBC North America, which is an indirect wholly-owned subsidiary of HSBC. HUSI may also be referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as "we", "us" or "our".
Current Environment The U.S. economy continued its gradual recovery during the first half of 2014. While consumer confidence, buoyed by healthy job growth, began to increase during the second quarter of 2014 and recover from the impact of the severe winter weather experienced across many parts of the United States during the first quarter, it remained flat compared with December 31, 2013 as wage growth prospects and prolonged high gasoline prices continued to impact consumer sentiment. During the first half of 2014, the Federal Reserve Board announced further reductions in its bond buying stimulus program and updated its guidance on short-term interest rates, putting less weight on the unemployment rate and indicating that it would look at ‘a broad range of economic indicators’ in deciding when to start raising short-term interest rates. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
While the economy continued to add jobs in the first half of 2014, the pace of new job creation continued to be slower than needed to significantly reduce the number of long-term unemployed. While the unemployment rate in the U.S. fell 60 basis points since year-end to 6.1 percent at June 30, 2014 as more people began to find work, there are a significant number of U.S. residents who are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank"), will continue to impact our results in 2014 and beyond.
While the housing market in the U.S. continues to recover, the strength of recovery varies by market. The listing of foreclosed properties for sale has slowed price gains in 2014. In addition, certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in several jurisdictions which will take time to resolve.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars are in millions)
Net Income	$179	$180	$283	$363
Rate of return on average:
Total assets	.4%	.4%	.3%	.4%
Total common shareholder’s equity	4.2	4.0	3.3	4.1
Net interest margin	1.66	1.30	1.48	1.30
Efficiency ratio	93.8	70.7	83.3	70.3
Commercial net charge-off ratio(1)	.05	(.04)	.13	.25
Consumer net charge-off ratio(1)	.59	.70	.56	.80

(1)	Excludes loans held for sale.

HSBC USA Inc.

	June 30, 2014	December 31, 2013
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.86%	.90%
Commercial allowance as a percent of loans(1)	.72	.64
Consumer allowance as a percent of loans(1)	1.26	1.55
Consumer two-months-and-over contractual delinquency	6.10	6.80
Loans to deposits ratio(2)	83.02	79.16
Tier 1 capital to risk weighted assets	11.56	11.65
Common equity Tier 1 ratio(3)	10.42	9.94
Total capital to risk weighted assets	16.01	16.36
Total shareholders’ equity to total assets	9.32	8.88

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$26,271	$20,575
Trading assets	25,156	28,894
Securities available-for-sale	44,778	54,906
Loans:
Commercial loans	53,033	48,494
Consumer loans	19,165	19,201
Total loans	72,198	67,695
Deposits	115,521	112,608

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.

(3)	Basel III introduces the common equity Tier 1 ratio. For December 31, 2013, the ratio presented is the Tier 1 common ratio calculated under Basel I.
Net income was $179 million and $283 million during the three and six months ended June 30, 2014, respectively, compared with net income of $180 million and $363 million during the three and six months ended June 30, 2013, respectively. Net income during the three and six months ended June 30, 2014 was significantly impacted by a tax reserve release as a result of the settlement of certain state and local tax audits which resulted in an income tax benefit of $183 million. Income (loss) before income tax was a loss of $27 million in the three months ended June 30, 2014 and a gain of $226 million in the six months ended June 30, 2014 compared with income before income tax of $251 million and $559 million during the three and six months ended June 30, 2013, respectively. The decrease in income (loss) before income tax was driven by lower other revenues driven by lower trading revenue as well as lower gains on security sales, higher operating expenses driven by higher litigation expenses and a higher provision for credit losses, partially offset by higher net interest income. Our results in all periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) before income taxes for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Income (loss) before income tax, as reported	$(27)	$251	$226	$559
Fair value movement on own fair value option debt attributable to credit spread	46	(53)	27	(11)
Underlying income before income tax(1)	$19	$198	$253	$548

(1)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Excluding the impact of the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting in the table above, our underlying income before income tax for the three and six months ended June 30, 2014 decreased $179 million and $295 million, respectively, compared with the prior year periods as lower other revenues, higher operating expenses and a higher provision for credit losses were partially offset by higher net interest income.
During the six months ended June 30, 2014, we continued to reduce legacy and other risk positions as opportunities arose. The following table provides a summary of the significant valuation adjustments associated with these legacy positions that impacted revenue for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Insurance monoline structured credit products(1)	$(4)	$21	$12	$41
Other structured credit products(1)	(15)	2	2	38
Total gains (loss)	$(19)	$23	$14	$79

(1)	Reflected in Trading revenue in the consolidated statement of income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
During the first half of 2014, we revised certain estimates used in our commercial loan collective impairment calculation to better reflect inherent losses in a growing loan portfolio. This resulted in an increase to our allowance for credit losses of approximately $93 million ($68 million of which was recorded in the second quarter) for these loans. We are continuing to refine aspects of our commercial loan allowance calculation and, as a result, there could be further adjustments to our credit loss estimates for commercial loans in future periods. While we have seen significant loan growth in our target markets, our commercial loan risk appetite and business model remain unchanged.
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, we released tax reserves previously maintained in relation to the periods and issues under review which resulted in an income tax benefit of $183 million during the quarter. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense during the quarter.
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
In October 2013, our Board of Directors approved a sale of our London Branch precious metals custody and clearing business to HSBC Bank plc. As the sale of this business is between affiliates under common control, we expect the consideration received in excess of our carrying value will result in an increase to additional paid-in-capital, net of tax, of approximately $50 million upon close. The cash sale is currently expected to be completed in the second half of 2014. At June 30, 2014, assets and liabilities related to this business totaled approximately $10.5 billion each, while revenue associated with this business was approximately $18 million and $26 million during the six months ended June 30, 2014 and 2013, respectively. We will continue to operate our metals trading business which is unaffected by this decision.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income – U.S. GAAP basis	$179	$180	$283	$363
Adjustments, net of tax:
IFRSs reclassification of fair value measured financial assets during 2008	—	(7)	(1)	(17)
Securities	—	(1)	(2)	(4)
Loan impairment	(19)	18	4	11
Property	(2)	(2)	(2)	(4)
Pension costs	3	3	11	7
Litigation accrual	49	(7)	52	(7)
Other	(6)	(9)	(15)	(22)
Net income – IFRSs basis	204	175	330	327
Tax expense (benefit) – IFRSs basis	(185)	77	(43)	201
Profit before tax – IFRSs basis	$19	$252	$287	$528
The significant differences between U.S. GAAP and IFRSs impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2013 Form 10-K. There have been no significant changes since December 31, 2013 in the differences between U.S. GAAP and IFRSs impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at June 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	June 30, 2014	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$28,582	$5,888	25.9%
Loans, net	71,574	4,485	6.7
Loans held for sale	500	270	*
Trading assets	25,156	(3,738)	(12.9)
Securities	45,983	(10,281)	(18.3)
Other assets	10,423	107	1.0
	$182,218	$(3,269)	(1.8)%
Funding sources:
Total deposits	$115,521	$2,913	2.6%
Trading liabilities	8,815	(2,060)	(18.9)
Short-term borrowings	12,906	(6,229)	(32.6)
Long-term debt	24,604	1,757	7.7
All other liabilities	3,388	(170)	(4.8)
Shareholders’ equity	16,984	520	3.2
	$182,218	$(3,269)	(1.8)%

*	Not meaningful.
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

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at June 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	June 30, 2014	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$9,682	$648	7.2%
Business and corporate banking	15,956	1,510	10.5
Global banking(1)	24,268	2,643	12.2
Other commercial loans	3,127	(262)	(7.7)
Total commercial loans	53,033	4,539	9.4
Consumer loans:
Residential mortgages	16,097	271	1.7
Home equity mortgages	1,914	(97)	(4.8)
Total residential mortgages	18,011	174	1.0
Credit cards	681	(173)	(20.3)
Other consumer	473	(37)	(7.3)
Total consumer loans	19,165	(36)	(.2)
Total loans	72,198	4,503	6.7
Allowance for credit losses	624	18	3.0
Loans, net	$71,574	$4,485	6.7%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,080 million and $5,328 million at June 30, 2014 and December 31, 2013, respectively.

Commercial loan balances increased compared with December 31, 2013 due to new business activity, largely in global banking and business and corporate banking, which reflects our continued focus on expanding our core offerings and proactively targeting companies with international banking requirements in key growth markets. These increases were partially offset by pay downs and managed reductions in certain exposures.
Total residential mortgage loans increased modestly compared with December 31, 2013 as an increase in residential mortgages was partially offset by a decrease in home equity mortgages. We continue to sell newly originated conforming loans to PHH Mortgage and target new residential mortgage loan originations towards our Premier and Advance customer relationships.
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

	LTVs at June 30, 2014(1)(2)		LTVs at December 31, 2013(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	89.4%	69.9%	87.4%	65.0%
80% < LTV < 90%	5.4	13.2	6.0	14.1
90% < LTV < 100%	3.1	8.2	3.8	9.5
LTV > 100%	2.1	8.6	2.9	11.3
Average LTV for portfolio	59.6	64.3	61.4	67.3

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

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of March 31, 2014 and September 30, 2013, respectively.

Credit card receivable balances decreased compared with December 31, 2013 reflecting seasonal paydowns.
Other consumer loans decreased since December 31, 2013, reflecting the discontinuation of student loan originations and the run-off of our installment loan and auto finance portfolios.
Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	June 30, 2014	Amount	%
	(dollars are in millions)
Total commercial loans	$396	$320	*
Consumer loans:
Residential mortgages	38	(53)	(58.2)%
Other consumer	66	3	4.8
Total consumer loans	104	(50)	(32.5)%
Total loans held for sale	$500	$270	*

*	Not meaningful.
Commercial loans held for sale increased compared with December 31, 2013. Commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under fair value option. The fair value of commercial loans held for sale under this program was $159 million and $58 million at June 30, 2014 and December 31, 2013, respectively.
Commercial loans held for sale also includes $43 million of global banking loans at June 30, 2014, which were transferred to held for sale during the first half of 2014, as well as commercial real estate loans of $194 million and $18 million at June 30, 2014 and December 31, 2013, respectively.
Residential mortgage loans held for sale decreased compared with December 31, 2013. We sell all our agency eligible loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $23 million and $46 million at June 30, 2014 and December 31, 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale includes certain student loans which we no longer originate. The increase since December 31, 2013 was due to an increase in the fair value of the loans attributable to improved economic conditions as well as increased investor demand for student loans.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation allowance on consumer loans held for sale was $46 million and $77 million at June 30, 2014 and December 31, 2013, respectively. The valuation allowance on commercial loans held for sale was $7 million at June 30, 2014 compared with no allowance at December 31, 2013.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at June 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	June 30, 2014	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$10,325	$(827)	(7.4)%
Precious metals	10,477	(1,274)	(10.8)
Derivatives(2)	4,354	(1,637)	(27.3)
	$25,156	$(3,738)	(12.9)%
Trading liabilities:
Securities sold, not yet purchased	771	463	*
Payables for precious metals	3,037	(789)	(20.6)
Derivatives(3)	5,007	(1,734)	(25.7)
	$8,815	$(2,060)	(18.9)%

*	Not meaningful.

(1)
Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate and foreign bonds and debt securities.

(2)
At June 30, 2014 and December 31, 2013 the fair value of derivatives included in trading assets has been reduced by $3,128 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At June 30, 2014 and December 31, 2013 the fair value of derivatives included in trading liabilities has been reduced by $2,277 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased since December 31, 2013 largely due to decreases in foreign sovereign guaranteed positions, partially offset by increases in U.S. Treasury and corporate bond positions. Securities positions are held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased since December 31, 2013 due to an increase in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased since December 31, 2013 due primarily to a decrease in unallocated metal inventory that resulted from client activity. The lower payable for precious metals compared with December 31, 2013 was primarily due to a decrease in unallocated metal balances held on behalf of clients. Both of the decreases in precious metals trading assets and precious metals trading liabilities were partially offset by an increase in spot rates during the first half of the year.
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
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since December 31, 2013 largely reflects the sales of U.S. Treasury, government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment.
Other Assets  Other assets includes intangibles and goodwill. Other assets increased modestly since December 31, 2013 as higher outstanding balances related to the settlement of precious metal stock positions were largely offset by a decline in net deferred tax assets and lower derivative balances associated with hedging activities.

HSBC USA Inc.

Deposits  The following summarizes deposit balances by major depositor categories at June 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	June 30, 2014	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$93,791	$2,562	2.8%
Domestic and foreign banks	$20,764	339	1.7
U.S. government and states and political subdivisions	711	39	5.8
Foreign governments and official institutions	255	(27)	(9.6)
Total deposits	$115,521	$2,913	2.6%
Total core deposits(1)	$87,564	1,755	2.0%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances at June 30, 2014 increased since December 31, 2013 as increased wholesale time deposits driven by an increase in affiliate deposits and new issuances from the launch of a wholesale term certificate of deposit issuance program, was partially offset by a decrease in deposits from individuals, primarily reflected in on-line savings accounts. Total deposits from HSBC affiliates increased $1,740 million since December 31, 2013. The strategy for our core retail banking business includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits increased slightly to $20,930 million at June 30, 2014 as compared with $20,877 million at December 31, 2013; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings decreased since December 31, 2013 primarily due to the management of our short-term liquidity positions which resulted in decreased levels of securities sold under agreements to repurchase. Partially offsetting the decreases was an increase in commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2013 due primarily to the impact of debt issuances, partially offset by long-term debt retirements. Debt issuances during the six months ended June 30, 2014 included $2,250 million of senior debt, which was issued by HSBC USA in June 2014, and $1,650 million of structured medium-term notes, of which $28 million was issued by HSBC Bank USA.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $28 million during the six months ended June 30, 2014. Total debt outstanding under this program was $4,525 million and $4,535 million at June 30, 2014 and December 31, 2013, respectively. Given the adequate liquidity of HSBC Bank USA, we do not anticipate the Global Bank Note Program being heavily used in the future as, among diverse funding sources designed to minimize overall costs, deposits will continue to be a primary funding source for HSBC Bank USA.
Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission ("SEC") totaled $3,873 million during the six months ended June 30, 2014. Total long-term debt outstanding under this shelf was $14,248 million and $11,738 million at June 30, 2014 and December 31, 2013, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $1,000 million at both June 30, 2014 and December 31, 2013. At June 30, 2014, we had the ability to access further borrowings of up to $5,077 million based on the amount pledged as collateral with the FHLB.
All Other Liabilities  All other liabilities decreased slightly compared with December 31, 2013 due primarily to the release of tax reserves and associated accrued interest related to the conclusion of certain state and local tax audits during the second quarter of 2014, as discussed further under the heading "Income Taxes" in "Results of Operations." These decreases were largely offset by increased litigation accruals and higher derivative balances associated with hedging activities.

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
The significant components of net interest margin are summarized in the following table:

		2014 Compared to 2013 Increase (Decrease)
Three Months Ended June 30,	2014	Volume	Rate	2013
	(dollars are in millions)
Interest income:
Short-term investments	$20	$3	$1	$16
Trading assets	65	4	34	27
Securities	198	(39)	7	230
Commercial loans	295	41	(41)	295
Consumer loans	176	(6)	(1)	183
Other	12	2	(1)	11
Total interest income	766	5	(1)	762
Interest expense:
Deposits	36	4	(24)	56
Short-term borrowings	14	5	1	8
Long-term debt	152	3	(17)	166
Tax liabilities	(113)	(2)	(120)	9
Total interest expense	89	10	(160)	239
Net interest income – taxable equivalent basis	677	$(5)	$159	523
Less: tax equivalent adjustment	4			5
Net interest income – non taxable equivalent basis	$673			$518

Yield on total interest earning assets	1.88%			1.89%
Cost of total interest bearing liabilities	.28			.81
Interest rate spread	1.60			1.08
Benefit from net non-interest paying funds(1)	.06			.22
Net interest margin on average earning assets	1.66%			1.30%

HSBC USA Inc.

		2014 Compared to 2013 Increase (Decrease)
Six Months Ended June 30,	2014	Volume	Rate	2013
	(dollars are in millions)
Interest income:
Short-term investments	$36	$4	$2	$30
Trading assets	113	7	55	51
Securities	409	(62)	8	463
Commercial loans	582	77	(63)	568
Consumer loans	353	(10)	(11)	374
Other	22	3	(2)	21
Total interest income	1,515	19	(11)	1,507
Interest expense:
Deposits	71	—	(28)	99
Short-term borrowings	23	9	(3)	17
Long-term debt	322	9	(20)	333
Tax liabilities	(101)	(5)	(121)	25
Total interest expense	315	13	(172)	474
Net interest income – taxable equivalent basis	1,200	$6	$161	1,033
Less: tax equivalent adjustment	8			10
Net interest income – non taxable equivalent basis	$1,192			$1,023

Yield on total interest earning assets	1.87%			1.90%
Cost of total interest bearing liabilities	.50			.81
Interest rate spread	1.37			1.09
Benefit from net non-interest paying funds(1)	.11			.21
Net interest margin on average earning assets	1.48%			1.30%

(1)	Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. The increased percentages reflect growth in this excess.
Net interest income in the second quarter of 2014 reflects a $120 million benefit to tax liabilities interest expense related to the conclusion of certain state and local tax audits, as discussed further below under the heading "Income Taxes." Excluding the impact of this item, net interest income increased $35 million and $49 million, respectively, during the three and six months ended June 30, 2014 as compared with the corresponding prior year periods. Compared with the prior year periods, interest income increased modestly as higher income from trading assets, short-term investments and, in the year-to-date period, commercial loans was largely offset by lower income from securities and consumer loans, while interest expense decreased reflecting lower expense from deposits, long-term debt and tax liabilities partially offset by higher expense from short-term borrowings.
Short-term investments Higher interest income during the three and six months ended June 30, 2014 was primarily due to higher average balances.
Trading Assets The increase in interest income during the three and six months ended June 30, 2014 reflects the result of rising market interest rates since the prior year periods and a shift in asset mix to longer term, higher yielding securities. Securities in the trading portfolio are managed as hedges against the derivative activity of our customers, which, in response to the current interest rate environment, has shifted towards longer term, higher yielding returns.
Securities Interest income decreased during the three and six months ended June 30, 2014 due primarily to sales of U.S. Treasury and government agency mortgage-backed securities which resulted in lower outstanding balances compared with the prior year periods.
Commercial Loans Interest income was flat during the three months ended June 30, 2014 and was slightly higher during the six months ended June 30, 2014, as loan growth was largely offset by lower yields on newly originated loans and, to a lesser extent, loan repricing. Lower yields reflect a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolios.

HSBC USA Inc.

Consumer Loans Interest income decreased during the three and six months ended June 30, 2014 due primarily to slightly lower outstanding balances and, in the year-to-date period, lower yields on newly originated loans. Lower yields reflect a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolios.
Short-term borrowings The increase in interest expense during the three and six months ended June 30, 2014 was due to higher average outstanding borrowings primarily in securities sold under repurchase agreements and federal funds purchased, which continue to be preferred sources of funding given the current interest rate environment.
Deposits Lower interest expense during the three and six months ended June 30, 2014 reflects the impact of lower rates paid on interest-bearing deposits.
Long-term debt Interest expense was lower during the three and six months ended June 30, 2014 due to a shift in mix towards lower yielding non-subordinated debt partially offset by higher outstanding borrowings.
Tax liabilities Excluding the one-time benefit related to the conclusion of certain state and local tax audits discussed above, interest expense decreased during the three and six months ended June 30, 2014 as the conclusion of these audits resulted in lower interest-bearing tax liability balances.

HSBC USA Inc.

Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$6	$(14)	$20	*
Business and corporate banking	56	15	41	*
Global banking	29	29	—	—
Other commercial	(9)	(4)	(5)	*
Total commercial	$82	$26	$56	*
Consumer:
Residential mortgages	7	14	(7)	(50.0)%
Home equity mortgages	(8)	13	(21)	*
Credit card receivables	4	13	(9)	(69.2)
Other consumer	—	1	(1)	(100.0)
Total consumer	3	41	(38)	(92.7)
Total provision for credit losses	$85	$67	$18	26.9%
Provision as a percentage of average loans, annualized	0.5%	0.4%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$8	$(5)	$13	*
Business and corporate banking	75	17	58	*
Global banking	36	28	8	28.6
Other commercial	(13)	(4)	(9)	*
Total commercial	$106	$36	$70	*
Consumer:
Residential mortgages	(9)	11	(20)	*
Home equity mortgages	(6)	30	(36)	*
Credit card receivables	9	11	(2)	(18.2)
Other consumer	1	—	1	*
Total consumer	(5)	52	(57)	*
Total provision for credit losses	$101	$88	$13	14.8%
Provision as a percentage of average loans, annualized	0.3%	0.3%

*	Not meaningful.
Our provision for credit losses increased $18 million and $13 million during the three and six months ended June 30, 2014, respectively, driven by higher provisions for credit losses in our commercial loan portfolio, partially offset by a lower provisions for credit losses in our consumer loan portfolio. During the three and six months ended June 30, 2014, we increased our credit loss reserves as the provision for credit losses was higher than net charge-offs by $50 million and $18 million, respectively.
In our commercial portfolio, the provision for credit losses increased $56 million and $70 million during the three and six months ended June 30, 2014, respectively. During the first half of 2014, we revised certain estimates used in our commercial loan impairment calculation resulting in an incremental provision for credit losses of approximately $93 million ($68 million of which was recorded in the second quarter) for these loans. Excluding the impact of this item, our commercial provision for credit losses decreased $12 million and $23 million during the three and six months ended June 30, 2014, respectively. The decrease in both periods reflects

HSBC USA Inc.

lower provisions for risk factors primarily associated with global banking large loan exposures and, in the year-to-date period emerging markets loan exposures, as well as continued improvements in economic and credit conditions which led to lower nonperforming loans and criticized asset levels, partially offset by loan growth, largely in global banking and business and corporate banking.
The provision for credit losses on residential mortgages including home equity mortgages decreased $28 million and $56 million during the three and six months ended June 30, 2014, respectively. The decrease was driven by an improvement in home prices as well as continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. These improvements were partially offset in the three month period by increased loss estimates associated with the remediation of certain mortgage servicing activities and higher losses associated with advances made on behalf of borrowers.
The provision for credit losses associated with credit card receivables decreased $9 million and $2 million during the three and six months ended June 30, 2014, respectively, reflecting improved economic conditions, including lower dollars of delinquency, improvements in delinquency roll rates and lower receivable levels.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Credit card fees	$13	$21	$(8)	(38.1)%
Other fees and commissions	182	176	6	3.4
Trust income	32	31	1	3.2
Trading revenue	15	127	(112)	(88.2)
Net other-than-temporary impairment losses	(5)	—	(5)	*
Other securities gains (losses), net	(7)	23	(30)	*
HSBC affiliate income:
Fees and commissions	36	44	(8)	(18.2)
Other affiliate income	15	15	—	—
Total HSBC affiliate income	51	59	(8)	(13.6)
Residential mortgage banking revenue	22	9	13	*
Gain (loss) on instruments designated at fair value and related derivatives	(44)	95	(139)	*
Other income:
Valuation of loans held for sale	(1)	6	(7)	*
Insurance	5	3	2	66.7
Miscellaneous income	(2)	16	(18)	*
Total other income	2	25	(23)	(92.0)
Total other revenues	$261	$566	$(305)	(53.9)%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Credit card fees	$27	$34	$(7)	(20.6)%
Other fees and commissions	355	346	9	2.6
Trust income	63	63	—	—
Trading revenue	148	271	(123)	(45.4)
Net other-than-temporary impairment losses	(7)	—	(7)	*
Other securities gains (losses), net	15	154	(139)	(90.3)
HSBC affiliate income:
Fees and commissions	74	86	(12)	(14.0)
Other affiliate income	24	27	(3)	(11.1)
Total HSBC affiliate income	98	113	(15)	(13.3)
Residential mortgage banking revenue	70	55	15	27.3
Gain (loss) on instruments designated at fair value and related derivatives	(16)	88	(104)	*
Other income:
Valuation of loans held for sale	—	9	(9)	(100.0)
Insurance	8	4	4	100.0
Miscellaneous income	—	21	(21)	(100.0)
Total other income	8	34	(26)	(76.5)
Total other revenues	$761	$1,158	$(397)	(34.3)%

*	Not meaningful.

HSBC USA Inc.

Credit card fees  Credit card fees decreased in the three and six months ended June 30, 2014 driven by lower outstanding balances as well as lower late fees due to improved customer behavior.
Other fees and commissions  Other fees and commissions increased in the three and six months ended June 30, 2014 due to higher fee based income resulting from increased levels of commercial lending activity, partially offset by lower custodial fees due to a decrease in precious metals average inventory held under custody as well as lower average metals prices. The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Account services	$78	$71	7	9.9
Credit facilities	53	52	1	1.9
Custodial fees	10	14	(4)	(28.6)
Other fees	41	39	2	5.1
Total other fees and commissions	$182	$176	$6	3.4%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Account services	$148	$140	$8	5.7%
Credit facilities	105	104	1	1.0
Custodial fees	21	32	(11)	(34.4)
Other fees	81	70	11	15.7
Total other fees and commissions	$355	$346	$9	2.6%
Trust income  Trust income was relatively flat in the three and six months ended June 30, 2014.

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

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Trading revenue	$15	$127	$(112)	(88.2)%
Net interest income	46	(5)	51	*
Trading related revenue	$61	$122	$(61)	(50.0)%
Business:
Derivatives(1)	$12	$26	$(14)	(53.8)%
Balance sheet management	(6)	7	(13)	*
Foreign exchange	53	63	(10)	(15.9)
Precious metals	3	22	(19)	(86.4)
Global banking	—	1	(1)	(100.0)
Other trading	(1)	3	(4)	*
Trading related revenue	$61	$122	$(61)	(50.0)%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Trading revenue	$148	$271	$(123)	(45.4)%
Net interest income	49	(15)	64	*
Trading related revenue	$197	$256	$(59)	(23.0)%
Business Activities:
Derivatives(1)	$72	$95	$(23)	(24.2)%
Balance sheet management	(3)	4	(7)	*
Foreign exchange	110	108	2	1.9
Precious metals	21	48	(27)	(56.3)
Global Banking	—	1	(1)	(100.0)
Other trading	(3)	—	(3)	*
Trading related revenue	$197	$256	$(59)	(23.0)%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading related revenue decreased during the three and six months ended June 30, 2014 due to lower revenue from derivatives, balance sheet management, precious metals and, in the three month period, lower revenue from foreign exchange.
Trading revenue from derivative products decreased during the three and six months ended June 30, 2014 due to lower valuation gains related to structured credit products, reduced debit valuation adjustments, as our own credit spreads tightened compared with the widening that occurred in the year ago periods, and lower new deal activity on domestic interest rate products. Partially offsetting these declines was an increase in emerging markets related revenue from higher new deal activity and higher interest income on securities positions.
Trading revenue related to balance sheet management activities decreased during the three and six months ended June 30, 2014 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue decreased during the three months ended June 30, 2014 due to lower trading volumes. This decrease was more than offset in the in the year-to-date period due primarily to lower interest expense.

HSBC USA Inc.

Precious metals revenue decreased during the three and six months ended June 30, 2014 from reduced trade volumes as investor demand shifted in favor of other assets.
Net other-than-temporary impairment losses During the three and six months ended June 30, 2014, the debt securities held by a consolidated variable interest entity ("VIE") were determined to have changes to their previous other-than-temporary impairment estimates with only the credit component of such other-than-temporary impairments recognized in earnings. During the three and six months ended June 30, 2013, there were no other-than-temporary impairment losses recognized.
Other securities gains (losses), net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2014, we sold $9,144 million and $15,999 million, respectively, of U.S. Treasury, government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. In the three and six months ended June 30, 2013, we sold $9,838 million and $22,295 million, respectively, of U.S. Treasury, government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. The gross realized gains and losses from sales of securities in both years, which is included as a component of other securities gains (losses), net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
HSBC affiliate income  Affiliate income decreased in the three and six months ended June 30, 2014 due to lower fees associated with residential mortgage loan servicing activities performed on behalf of HSBC Finance, lower fees related to lending arrangements extended to other HSBC affiliates and lower income related to certain performance based activity.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$46	$44	$2	4.5%
Servicing related income:
Servicing fee income	17	21	(4)	(19.0)
Changes in fair value of Mortgage Servicing Rights ("MSRs") due to:
Changes in valuation model inputs or assumptions	(12)	42	(54)	*
Customer payments	(7)	(13)	6	46.2
Trading – Derivative instruments used to offset changes in value of MSRs	22	(34)	56	*
Total servicing related income	20	16	4	25.0
Originations and sales related income:
Gains on sales of residential mortgages	—	8	(8)	(100.0)
Recovery (provision) for repurchase obligations	—	(23)	23	100.0
Trading and hedging activity	—	4	(4)	(100.0)
Total originations and sales related income	—	(11)	11	100.0
Other mortgage income	2	4	(2)	(50.0)
Total residential mortgage banking revenue included in other revenues	22	9	13	*
Total residential mortgage banking related revenue	$68	$53	$15	28.3%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$91	$95	$(4)	(4.2)%
Servicing related income:
Servicing fee income	35	42	(7)	(16.7)
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	(24)	68	(92)	*
Customer payments	(17)	(23)	6	26.1
Trading – Derivative instruments used to offset changes in value of MSRs	37	(41)	78	*
Total servicing related income	31	46	(15)	(32.6)
Originations and sales related income:
Gains on sales of residential mortgages	—	32	(32)	(100.0)
Recovery (provision) for repurchase obligations	34	(36)	70	*
Trading and hedging activity	—	4	(4)	(100.0)
Total originations and sales related income	34	—	34	*
Other mortgage income	5	9	(4)	(44.4)
Total residential mortgage banking revenue included in other revenues	70	55	15	27.3
Total residential mortgage banking related revenue	$161	$150	$11	7.3%

*	Not meaningful.
Net interest income was relatively flat in the three and six months ended June 30, 2014 reflecting lower amortization of deferred origination costs as a result of lower portfolio prepayments due to higher mortgage rates during the second quarter of 2014 compared with the prior year period. Lower amortization offset the lower net interest income resulting from lower spreads on newly originated

HSBC USA Inc.

loans. Consistent with our strategy, additions to our residential mortgage portfolio are primarily mortgages to our Premier and Advance customers, while sales of newly originated conforming loans are sold to PHH Mortgage as discussed further below.
Total servicing related income increased during the three months ended June 30, 2014 due to improved net hedged MSR performance, partially offset by lower servicing fees while in the year-to-date period, total servicing related income declined as servicing fees remained lower and net hedged MSR performance declined. Servicing fees declined in both periods due to a lower average serviced loan portfolio. As a result of our strategic relationship with PHH Mortgage, beginning with May 2013 applications, we no longer add new volume to our serviced portfolio as all agency eligible loans are now sold on a servicing released basis. Changes in net hedged MSR performance is driven by changes in the MSR valuations due to updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing which differ from period to period along with changes in the value of the underlying instruments used to hedge changes in the fair value of the MSRs. Consequently, primarily as a result of declining mortgage rates, our MSR fair value decreased during the three and six months ended June 30, 2014, which was offset by gains on instruments used to hedge changes in the fair value of the MSR.
Originations and sales related income improved in the three and six months ended June 30, 2014 largely due to lower loss provisions for loan repurchase obligations associated with loans previously sold partially offset by lower gains on sales of residential mortgage loans. During the three months ended June 30, 2014, we recorded no provision compared with a provision of $23 million in the year ago period. During the six months ended June 30, 2014, we recorded a recovery of $34 million compared with a provision of $36 million in the year ago period. Both periods reflects reduction in our estimated exposure associated with repurchase obligations on loans previously sold. During the first quarter of 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. A similar settlement was entered into with the Federal National Mortgage Association ("FNMA") in the fourth quarter of 2013. We continue to maintain repurchase reserves for FNMA and FHLMC exposure associated with residual risks not covered under these settlement agreements. The lower gains on sales of residential mortgage loans reflects the impact of our agreement with PHH Mortgage as well as lower levels of saleable loan volume due in part to higher interest rates compared with the prior year periods.
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
Valuation of loans held for sale  Valuation gains on loans held for sale decreased in the three and six months ended June 30, 2014 due primarily to valuation write-downs on certain commercial loans held for sale, recorded in the second quarter of 2014, as well as lower valuation gains on residential mortgage loans held for sale due mostly to lower average balances in the current year periods. Partially offsetting these decreases were higher valuation gains on certain student loans held for sale attributable to improved economic and regulatory conditions as well as increased investor demand. Residential mortgage loans held for sale, which were purchased from third parties and HSBC affiliates with the intent of securitization or sale, includes subprime residential mortgage loans with a fair value of $23 million and $54 million as of June 30, 2014 and 2013, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.
Other income  Other income, excluding the valuation of loans held for sale as discussed above, decreased during the three and six months ended June 30, 2014 driven primarily by lower income associated with fair value hedge ineffectiveness related to securities available-for-sale as well as lower income associated with credit default swap protection on certain commercial loans. Partially offsetting these decreases was higher income associated with bank owned life insurance.

HSBC USA Inc.

Operating Expenses  Compliance costs, which remained a significant component of our cost base, totaled $71 million and $145 million in the three and six months ended June 30, 2014, respectively, compared with $73 million and $149 million in the prior year periods. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements.
The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Salary and employee benefits	$223	$247	$(24)	(9.7)%
Occupancy expense, net	$52	$57	(5)	(8.8)
Support services from HSBC affiliates:
Fees paid to HSBC Finance	3	5	(2)	(40.0)
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	51	54	(3)	(5.6)
Fees paid to HSBC Technology and Services (USA) ("HTSU")	271	242	29	12.0
Fees paid to other HSBC affiliates	60	61	(1)	(1.6)
Total support services from HSBC affiliates	385	362	23	6.4
Other expenses:
Equipment and software	13	13	—	—
Marketing	21	8	13	*
Outside services	13	39	(26)	(66.7)
Professional fees	29	29	—	—
Postage, printing and office supplies	—	2	(2)	(100.0)
Off-balance sheet credit reserves	3	(22)	25	*
FDIC assessment fee	26	20	6	30.0
Miscellaneous	111	11	100	*
Total other expenses	216	100	116	*
Total operating expenses	$876	$766	$110	14.4%
Personnel - average number	6,197	6,589
Efficiency ratio	93.8%	70.7%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Salary and employee benefits	$438	$499	$(61)	(12.2)%
Occupancy expense, net	109	116	(7)	(6.0)
Support services from HSBC affiliates:
Fees paid to HSBC Finance	6	9	(3)	(33.3)
Fees paid to HMUS	104	106	(2)	(1.9)
Fees paid to HTSU	524	475	49	10.3
Fees paid to other HSBC affiliates	105	96	9	9.4
Total support services from HSBC affiliates	739	686	53	7.7
Other expenses:
Equipment and software	27	28	(1)	(3.6)
Marketing	30	18	12	66.7
Outside services	26	65	(39)	(60.0)
Professional fees	51	54	(3)	(5.6)
Postage, printing and office supplies	2	4	(2)	(50.0)
Off-balance sheet credit reserves	9	(16)	25	*
FDIC assessment fee	57	42	15	35.7
Miscellaneous	138	38	100	*
Total other expenses	340	233	107	45.9
Total operating expenses	$1,626	$1,534	$92	6.0%
Personnel - average number	6,184	6,707
Efficiency ratio	83.3%	70.3%

*	Not meaningful.
Salaries and employee benefits  Total salaries and employee benefits expense decreased during the three and six months ended June 30, 2014 primarily due to lower average personnel in addition to lower incentive compensation expense, partially offset in the three month period by increased staffing associated with capital planning and reporting activities.
Occupancy expense, net  Occupancy expense decreased in the three and six months ended June 30, 2014 due largely to lower rental expense, including the consolidation of office space in Buffalo, NY which was completed in the fourth quarter of 2013.
Support services from HSBC affiliates  Support services from HSBC affiliates increased in the three and six months ended June 30, 2014 due, in part, to changing the billing process for certain third-party loan servicing costs from a direct expense in the prior year to support services from HTSU in 2014. Also contributing to higher support services from HSBC affiliates were higher cost allocations from various corporate functions as well as increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems. Compliance costs reflected in support services from affiliates totaled $68 million and $139 million during the three and six months ended June 30, 2014, respectively, compared with $70 million and $143 million in the year-ago periods. A summary of the activities charged to us from various HSBC affiliates is included in Note 13, "Related Party Transactions," in the accompanying consolidated financial statements.
Marketing Marketing expenses increased in the three and six months ended June 30, 2014 driven largely by marketing campaigns to support the re-launch of HSBC Premier in the second quarter of 2014.
Other expenses  Other expenses increased in the three and six months ended June 30, 2014 due primarily to higher miscellaneous expense related to certain litigation matters as well as higher FDIC assessment fees, higher loss estimates associated with off-balance sheet credit exposures as the prior year periods reflect a reserve release due to an upgrade of an individual monoline and, in the year-to-date period, higher expense related to an increase in our expectation of compensatory fees payable to GSEs due, in part, to the exclusion of these exposures from the FHLMC settlement discussed above. Partially offsetting these increases was a decline in outside services expense due to moving the billing of certain third-party loan servicing costs from a direct expense in the prior year to support services from HTSU in 2014.

HSBC USA Inc.

Efficiency ratio  Our efficiency ratio was 93.8 percent and 83.3 percent during the three and six months ended June 30, 2014, respectively, compared with 70.7 percent and 70.3 percent during the year-ago periods. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the three and six months ended June 30, 2014, respectively, increased to 89.4 percent and 82.1 percent compared with 74.3 percent and 70.7 percent in the year-ago periods due to a decrease in other revenues driven by lower trading revenue as well as lower gains on security sales and higher operating expenses driven by higher litigation expenses, partially offset by an increase in net interest income. In addition, operating expenses continue to reflect elevated levels of compliance costs.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended June 30,	2014		2013
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(9)	(35.0)%	$88	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	3	11.1	13	5.2
Adjustment of tax rate used to value deferred taxes	(1)	(3.7)	—	—
Other non-deductible / non-taxable items(2)	(3)	(11.1)	(12)	(4.8)
Items affecting prior periods(3)	(7)	(25.9)	(12)	(4.8)
Uncertain tax positions(4)	(178)	(657.7)	4	1.6
Impact of foreign operations(5)	(2)	(7.4)	1	0.4
Low income housing tax credit investments(6)	(7)	(25.9)	(8)	(3.2)
Change in valuation allowance reserves(7)	(1)	(3.7)	—	—
Other	(1)	(3.7)	(3)	(1.1)
Total income tax expense (benefit)	$(206)	(763.0)%	$71	28.3%

Six Months Ended June 30,	2014		2013
	(dollars are in millions)
Tax expense at the U.S. federal statutory income tax rate	$79	35.0%	$196	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	13	5.8	30	5.4
Adjustment of tax rate used to value deferred taxes(1)	60	26.5	—	—
Other non-deductible / non-taxable items(2)	(4)	(1.8)	(9)	(1.6)
Items affecting prior periods(3)	(24)	(10.6)	(22)	(3.9)
Uncertain tax positions(4)	(181)	(80.1)	18	3.2
Impact of foreign operations(5)	1.4		4	0.8
Low income housing tax credits investments(6)	(14)	(6.2)	(15)	(2.7)
Change in valuation allowance reserves(7)	13	5.8	—	—
Other	—	—	(6)	(1.1)
Total income tax expense (benefit)	$(57)	(25.2)%	$196	35.1%

(1)	For 2014, the amount relates to the effects of revaluing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014.

(2)	For 2014 and 2013, the amounts mainly relate to tax exempt interest income.

(3)
For 2014, the amount relates to changes in estimates in the amount of state income taxes deductible on the federal income tax return. For 2013, the amount relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the federal and state income tax returns.

(4)
For 2014, the amount mainly reflects the resolution and settlement with taxation authorities of certain significant state and local tax audits during the second quarter of 2014 which is discussed further below. For 2013, the amount relates to changes in state uncertain tax positions which no longer meet the more likely than not requirement for recognition.

(5)	For 2013, the amounts relate to foreign (United Kingdom) tax expense for which no foreign tax credits are allowed.

(6)
For 2014 and 2013, reflects early adoption of ASU 2014-01 which permits an investor to amortize its Low Income Housing Tax Credit investments in proportion to the Low Income Housing tax benefits and present such benefits net of investment amortization in the tax line.

HSBC USA Inc.

(7)	For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets due to New York State Tax Reform that was enacted on March 31, 2014.
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, we released tax reserves previously maintained in relation to the periods and issues under review which resulted in an income tax benefit of $183 million during the quarter. The total amount of our unrecognized tax benefits related to uncertain tax positions was $27 million at June 30, 2014 compared with $540 million at December 31, 2013. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense during the quarter. At June 30, 2014 our accrued liability for the payment of interest associated with uncertain tax positions was $3 million compared with $208 million at December 31, 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

(in millions)
Balance at January 1, 2014	$540
Additions based on tax positions related to the current year	16
Reductions based on tax positions related to the current year	(10)
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(322)
Reductions related to settlements with taxing authorities	(202)
Balance at June 30, 2014	$27
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $22 million and $334 million at June 30, 2014 and December 31, 2013, respectively. Included in the unrecognized tax benefits are some items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of state taxes that would be deductible for U.S. federal purposes.
On March 31, 2014, New York Governor Cuomo signed legislation overhauling New York’s corporate tax regime as well as other significant tax changes. Most of these changes take effect for tax years beginning on or after January 1, 2015 and will have a significant and positive future economic impact on HSBC entities with activity taxed in New York State, including us. The changes resulted in a decrease to our net deferred tax asset of approximately $75 million in the first quarter of 2014.

HSBC USA Inc.

Segment Results – IFRSs Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, "Business," in our 2013 Form 10-K. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2013 Form 10-K.
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
Retail Banking and Wealth Management ("RBWM")  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During the first half of 2014, we continued to direct resources towards the development and delivery of premium service, client needs based wealth and banking services with particular focus on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, as well as HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
Consistent with our strategy, additions to our residential mortgage portfolio are primarily to our Premier and Advance customers, while sales of loans historically consisted primarily of conforming loans sold to GSEs and beginning in May 2013, PHH Mortgage. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties and retained the servicing rights in relation to the mortgages upon sale. Upon conversion of our mortgage processing and servicing operations to PHH Mortgage, we now sell our agency eligible originations beginning with May 2013 applications directly to PHH Mortgage on a servicing released basis which has resulted in no new mortgage servicing rights being recognized going forward.
The following table summarizes the IFRSs results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$212	$206	$6	2.9%
Other operating income	104	82	22	26.8
Total operating income	316	288	28	9.7
Loan impairment charges	21	21	—	—
Net operating income	295	267	28	10.5
Operating expenses	298	300	(2)	(.7)
Loss before tax	$(3)	$(33)	$30	90.9%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$410	$421	$(11)	(2.6)%
Other operating income	217	189	28	14.8
Total operating income	627	610	17	2.8
Loan impairment charges	23	53	(30)	(56.6)
Net operating income	604	557	47	8.4
Operating expenses	577	591	(14)	(2.4)
Profit (loss) before tax	$27	$(34)	$61	*

*	Not meaningful.

HSBC USA Inc.

Our RBWM segment reported improved results during the three and six months ended June 30, 2014. Profit (loss) before tax improved $30 million during the three months ended June 30, 2014, driven by higher interest income and higher other operating income. Profit before tax improved $61 million during the six months ended June 30, 2014, driven by higher other operating income, lower loan impairment charges and lower operating expenses, partially offset by lower net interest income.
Net interest income reflects an $11 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014. Excluding this item, net interest income was lower during the three and six months ended June 30, 2014 due to lower deposit levels partially offset by margin improvements due to active repricing of the deposit base especially in the non-premier segments which reduced our funding costs. Residential mortgage average balances were slightly lower resulting from higher portfolio prepayments in the prior year. Also impacting net interest income in the current year are lower spreads on newly originated loans which reflects competitive pressures and the lower risk profile of our Premier customers.
Other operating income increased in the three and six months ended June 30, 2014 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans due to a release of reserves in the first quarter of 2014 due primarily to a settlement with FHLMC which settled our liability for substantially all loans sold to FHLMC compared with increases to the repurchase liability in the prior year periods. This was partially offset by lower gains on sales of mortgage loans and, in the year-to-date period, lower net hedged mortgage servicing rights results.
In the second quarter of 2013, we recorded an incremental loan impairment charge of $15 million to reflect an update to the period of time after a loss event a real estate loan remains current before delinquency is observed. Excluding this item, loan impairment charges were higher during the three months ended June 30, 2014 driven primarily by increased loss estimates associated with the remediation of certain mortgage servicing activities and higher losses associated with advances made on behalf of borrowers. In the year-to-date period, the increased charges during the quarter were more than offset by continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, improvements in delinquency roll rates and lower charge-offs, including improvements in market value adjustments on loan collateral due to improvements in home prices.
Operating expenses were lower in the three and six months ended June 30, 2014 primarily due to decreases in expenses driven by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas. Partially offsetting these improvements were higher risk and compliance costs, and, in the year-to-date period, an increase in our estimate of compensatory fees payable to GSEs due, in part, to the exclusion of these exposures from the FHLMC settlement discussed above.
Commercial Banking ("CMB")  CMB's goal is to be the leading international trade and business bank in the U.S. CMB strives to execute this vision and strategy by focusing on key markets with high concentration of internationally minded customers. Our CMB segment serves the markets through three client groups, notably Corporate Banking, Business Banking and Commercial Real Estate which allows us to align our resources in order to efficiently deliver suitable products and services based on our client's needs. Whether it is through commercial centers, the retail branch network, or via HSBCnet, CMB provides customers with products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture and collaborate across HSBC to capture a larger percentage of a relationship. An increase in the number of relationship managers and product partners is enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest. This strategy has also led to a reduction in certain Business Banking customers who do not have significant international needs.
New loan originations have resulted in a 31 percent increase in quarter-to-date average loans outstanding to Corporate Banking customers since the second quarter of 2013. The Commercial Real Estate group is focusing on selective business opportunities in markets where we have strong portfolio expertise, which reflects in a 16 percent increase in quarter-to-date average outstanding loans for this portfolio since the second quarter of 2013. Total quarter-to-date average loans increased 22 percent across all CMB business lines as compared with the second quarter of 2013.

HSBC USA Inc.

The following table summarizes the IFRSs results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$202	$172	$30	17.4%
Other operating income	64	77	(13)	(16.9)
Total operating income	266	249	17	6.8
Loan impairment charges	83	1	82	*
Net operating income	183	248	(65)	(26.2)
Operating expenses	174	171	3	1.8
Profit before tax	$9	$77	$(68)	(88.3)%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$389	$342	$47	13.7%
Other operating income	132	142	(10)	(7.0)
Total operating income	521	484	37	7.6
Loan impairment charges	90	15	75	*
Net operating income	431	469	(38)	(8.1)
Operating expenses	332	333	(1)	(.3)
Profit before tax	$99	$136	$(37)	(27.2)%

*	Not meaningful.
Our CMB segment reported a lower profit before tax during the three and six months ended June 30, 2014, driven by lower other operating income and higher loan impairment charges, partially offset by higher net interest income.
Net interest income increased in the three and six months ended June 30, 2014 due to the favorable impact of higher loan balances, primarily in key growth markets, as well as a release of accrued interest related to uncertain tax positions which were settled with the taxing authorities during the second quarter. These increases were partially offset by lower yields on newly originated loans and, to a lesser extent, loan repricing.
Other operating income was lower during the three and six months ended June 30, 2014 due to the non-recurrence of asset sales in commercial real estate in the prior year period and lower trade revenues from managing risk with trading counterparties. Partially offsetting were higher fees generated from an increase in credit commitments and higher Global Banking and Markets ("GB&M") collaboration income due to an increase in debt and leverage acquisition financing activity.
Loan impairment charges were higher during the three and six months ended June 30, 2014 largely due to a revision to certain estimates used in our commercial loan impairment calculation which resulted in a loan impairment charge of approximately $72 million during the second quarter of 2014, as well as higher charges due to loan growth and, in the three month period, increased levels of reserves for risk factors associated with emerging markets loan exposures.
Operating expenses increased during the three months ended June 30, 2014, driven by higher expense associated with variable compensation accruals and higher corporate function cost allocations, while operating expenses were flat in the year-to-date period.
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

HSBC USA Inc.

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
We continue to target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Consistent with our global strategy, we are also focused on identifying opportunities to cross-sell our products to CMB and RBWM customers. Furthermore, we have seen higher corporate loan balances compared with the prior year. During the six months ended June 30, 2014 U.S. financial market conditions reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices, however average precious metals prices fell compared with the prior year periods.
The following table summarizes IFRSs results for the GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$109	$125	$(16)	(12.8)%
Other operating income	151	295	(144)	(48.8)
Total operating income(1)	260	420	(160)	(38.1)
Loan impairment charges	40	6	34	*
Net operating income	220	414	(194)	(46.9)
Operating expenses	239	250	(11)	(4.4)
Profit (loss) before tax	$(19)	$164	$(183)	*

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$206	$234	$(28)	(12.0)%
Other operating income	445	677	(232)	(34.3)
Total operating income(1)	651	911	(260)	(28.5)
Loan impairment charges	55	9	46	*
Net operating income	596	902	(306)	(33.9)
Operating expenses	478	480	(2)	(.4)
Profit before tax	$118	$422	$(304)	(72.0)%

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(in millions)
Credit(2)	$(10)	$34	$(44)	*
Rates	34	34	—	—
Foreign Exchange and Metals	66	98	(32)	(32.7)
Equities	(11)	20	(31)	*
Total Global Markets	79	186	(107)	(57.5)
Capital Financing	55	61	(6)	(9.8)
Payments and Cash Management	87	84	3	3.6
Securities Services	3	3	—	—
Global Trade and Receivables Finance	12	9	3	33.3
Balance Sheet Management(3)	33	83	(50)	(60.2)
Debit Valuation Adjustment	(13)	(14)	1	7.1
Other(4)	4	8	(4)	(50.0)
Total operating income	$260	$420	$(160)	(38.1)%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Credit(2)	$26	$59	$(33)	(55.9)%
Rates	92	83	9	10.8
Foreign Exchange and Metals	143	191	(48)	(25.1)
Equities	(10)	15	(25)	*
Total Global Markets	251	348	(97)	(27.9)
Capital Financing	117	114	3	2.6
Payments and Cash Management	172	162	10	6.2
Securities Services	6	7	(1)	(14.3)
Global Trade and Receivables Finance	23	22	1	4.5
Balance Sheet Management(3)	97	245	(148)	(60.4)
Debit Valuation Adjustment	(13)	7	(20)	*
Other(4)	(2)	6	(8)	*
Total operating income	$651	$911	$(260)	(28.5)%

*	Not meaningful.

(2)
Credit includes losses of $9 million and gains of $26 million in the three and six months ended June 30, 2014, respectively, compared with gains of $35 million and $66 million in the three and six months ended June 30, 2013, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)
Includes losses on the sale of securities of $7 million and gains of $16 million in the three and six months ended June 30, 2014, respectively, compared with gains on the sale of securities of $23 million and $154 million in the three and six months ended June 30, 2013, respectively.

(4)	Other includes corporate funding charges and earnings on capital.
Our GB&M segment reported a lower profit before tax during the three and six months ended June 30, 2014, driven primarily by lower trading revenue and lower gains on security sales within other operating income, as well as, lower net interest income and higher loan impairment charges, partially offset by lower operating expenses.
Credit revenue decreased during the three and six months ended June 30, 2014 from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in losses of $6 million and gains of $24 million during the three and six months ended June 30, 2014, respectively, compared with gains of $28 million and $55 million during the three and six months ended June 30, 2013, respectively. Included in the changes in fair value from structured credit products were decreases in fair value of $4 million and increases in fair value of $12 million during the three and six months ended June 30, 2014, respectively, related to exposures to monoline insurance companies, compared with increases of $21 million and $41 million during the three and six months ended June 30, 2013, respectively. Credit revenue also included valuation losses of $2 million and less than $1

HSBC USA Inc.

million during the three and six months ended June 30, 2014, respectively, related to the fair value of sub-prime residential mortgage loans held for sale compared with valuation gains of $6 million and $8 million during the three and six months ended June 30, 2013, respectively. Revenue from Rates increased during the year-to-date period due primarily to higher deal activity in emerging markets related derivatives. Foreign Exchange and Metals revenue declined during the three and six months ended June 30, 2014 from a decline in metals related client trading and lower fees. The decrease in Equities during the three and six months ended June 30, 2014 was driven by the impact of fair value adjustments on certain equity linked structured note liabilities, which were related to movements in our own credit spreads.
Capital Financing revenues benefited from increased corporate and asset backed lending during the three and six months ended June 30, 2014. These increased revenues were more than offset by increased hedging costs during the three month period. Payments and Cash Management revenue increased due to higher average deposit balances and higher income from transaction related services.
Balance Sheet Management reflected lower gains from the sales of securities during the three and six months ended June 30, 2014, partially offset by higher net interest income resulting from higher average investment balances.
Debit valuation adjustments on derivative liabilities decreased during the six months ended June 30, 2014, which reflected a tightening of our spreads relative to 2013.
Loan impairment charges were higher during the three and six months ended June 30, 2014 due to a revision to certain estimates used in our commercial loan impairment calculation which resulted in a loan impairment charge of approximately $20 million during the second quarter of 2014, as well as higher expected loss on a single name exposure and, to a lesser extent, the revaluation of a loan held for sale.
Operating expenses decreased during the three and six months ended June 30, 2014 due primarily due to lower performance based compensation accruals which is correlated to the reduction in operating income.
Private Banking  PB provides wealth management, business and family succession solutions to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer tailored, coordinated and innovative ways to manage and preserve wealth while optimizing returns. PB, as a global business, offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and banking needs.
PB strategy is concentrated on three main areas: growth, streamlining and global standard. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning and trusts services.
Client deposit levels decreased $300 million or 3 percent compared with June 30, 2013 mainly from international market customers. Total loans increased $250 million or 4 percent compared with the prior year from commercial and industrial, and residential mortgage portfolios. Overall period end client assets were lower than June 30, 2013 by $600 million and $440 million lower than December 31, 2013 primarily due to reductions in highly active institutional custody customer balances and deposits, partially offset by higher PB wealth management and investment products.
The following table provides additional information regarding client assets during the six months ended June 30, 2014 and 2013:

	2014	2013
	(in millions)
Client assets at beginning of the period	$44,661	$46,461
Net new money	(1,454)	(1,672)
Value change	1,008	16
Client assets at end of period	$44,215	$44,805

HSBC USA Inc.

The following table summarizes IFRSs results for the PB segment.

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$56	$49	$7	14.3%
Other operating income	25	30	(5)	(16.7)
Total operating income	81	79	2	2.5
Loan impairment charges (recoveries)	—	—	—	—
Net operating income	81	79	2	2.5
Operating expenses	61	67	(6)	(9.0)
Profit before tax	$20	$12	$8	66.7%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$105	$94	$11	11.7%
Other operating income	50	58	(8)	(13.8)
Total operating income	155	152	3	2.0
Loan impairment charges (recoveries)	(5)	1	(6)	*
Net operating income	160	151	9	6.0
Operating expenses	116	127	(11)	(8.7)
Profit before tax	$44	$24	$20	83.3%

*	Not meaningful.
Our PB segment reported higher profit before tax during the three and six months ended June 30, 2014 driven by higher net interest income, lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Net interest income was higher in the three and six months ended June 30, 2014 due to improved volumes in lending and liquidity premiums on deposits, partially offset by lower net interest from reduced demand deposit and time deposit balances.
Other operating income was lower during the three and six months ended June 30, 2014 mainly due to reductions in other income from affiliates and custody product fees.
Loan impairment charges were flat during the three months ended June 30, 2014 and decreased during the year-to-date period due to releases of reserves due to loan pay downs and, in the year-to-date period, a recovery related to the payoff of a troubled debt restructuring loan.
Operating expenses decreased during the three and six months ended June 30, 2014 primarily due to lower incentive compensation expense as well as reduced indirect and intercompany costs.
Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to credit risk on certain debt issued, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures and, prior to 2014, the economic benefits from investing in low income housing tax credit investments.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income (expense)	$78	$(14)	$92	*
Gain (loss) on own fair value option debt attributable to credit spread	(46)	53	(99)	*
Other operating income	8	15	(7)	(46.7)
Total operating income	40	54	(14)	(25.9)
Loan impairment charges	—	—	—	—
Net operating income	40	54	(14)	(25.9)
Operating expenses	28	22	6	27.3
Profit before tax	$12	$32	$(20)	(62.5)%

			Increase (Decrease)
Six Months Ended June 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income (expense)	$65	$(28)	$93	*
Gain (loss) on own fair value option debt attributable to credit spread	(27)	11	(38)	*
Other operating income	14	40	(26)	(65.0)
Total operating income	52	23	29	*
Loan impairment charges	—	—	—	—
Net operating income	52	23	29	*
Operating expenses	53	43	10	23.3
Loss before tax	$(1)	$(20)	$19	95.0%

*	Not meaningful.
Net interest income reflects an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014. Excluding this item, profit (loss) before tax decreased during the three and six months ended June 30, 2014 primarily due to losses associated with changes in the fair value of our own debt for which fair value option was elected and related derivatives and increased operating expenses which reflects a favorable fringe rate adjustment in the prior year. The current year periods also reflect lower net revenues from low income housing tax credit investments as, due to the significant involvement required by the business to manage the investments, a fee arrangement is in place in 2014 to share the net revenue of the investments with CMB and GB&M.
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
Allowance for Credit Losses  Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit grade and Loss Given Default are assigned and an allowance is established for these loans based on a probability of default estimate associated with each credit grade under the allowance for credit losses methodology. Credit Review, an independent second line of defense function, provides an ongoing assessment of lending activities that includes independently assessing credit grades and Loss Given Default estimates. When it is deemed probable based upon known facts and circumstances that full interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is then established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. In addition, loss reserves on commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the reserve calculations.
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
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 30-55 percent for first lien mortgage loans and 95-100 percent for second lien home equity loans. At June 30, 2014, approximately 1 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2013 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2013 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2014.
The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Allowance for credit losses	$624	$574	$606
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.7%	.6%	.6%
Consumer:
Residential mortgages	0.9	1.0	1.2
Home equity mortgages	2.2	2.7	2.4
Credit card receivables	5.7	6.6	5.9
Other consumer loans	2.3	2.7	2.5
Total consumer loans	1.3	1.4	1.6
Total	.9%	.8%	.9%
Net charge-offs(1)(2):
Commercial	1,367.9%	317.5%	513.3%
Consumer	215.2	274.2	301.0
Total	445.7%	295.9%	381.1%
Nonperforming loans(1):
Commercial	375.5%	246.4%	118.5%
Consumer	24.8	26.3	28.3
Total	58.2%	50.6%	46.1%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2014 and 2013.
The allowance for credit losses at June 30, 2014 increased $50 million or 9 percent as compared with March 31, 2014 and increased $18 million or 3 percent as compared with December 31, 2013, due to higher loss estimates in our commercial loan portfolio partially offset by lower loss estimates in our consumer loan portfolio.

HSBC USA Inc.

Our commercial allowance for credit losses increased $75 million or 24 percent as compared with both March 31, 2014 and December 31, 2013 primarily due to a revision to certain estimates used in our commercial loan impairment calculation as discussed above. Excluding this item, our commercial allowance for credit losses remained higher due to increased levels of reserves for risk factors not fully reflected in the statistical reserve calculation, including emerging markets loan exposure, as well as higher allowances associated with loan growth. Partially offsetting these increases were continued improvements in economic and credit conditions which led to lower nonperforming loans and criticized asset levels and, in the year-to-date period, managed reductions in certain loan exposures and improvements in the circumstances of certain customer relationships.
Our consumer allowance for credit losses decreased $25 million or 9 percent as compared with March 31, 2014 and decreased $57 million or 19 percent as compared with December 31, 2013. The decreases in both periods were driven primarily by lower loss estimates in our residential mortgage loan portfolio due to an improvement in home prices and continued improvements in credit quality including lower delinquency levels and improvements in loan delinquency roll rates. These improvements were partially offset in the three month period by increased loss estimates associated with the remediation of certain mortgage servicing activities. Our residential mortgage loan allowance for credit losses in both periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends and foreclosure timeframes. Also contributing to the decrease was a lower allowance for credit losses for our credit card portfolio due to improved economic conditions, including lower dollars of delinquency, improvements in delinquency roll rates and lower receivable levels. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which is in the early stages of recovery.
The allowance for credit losses as a percentage of total loans at June 30, 2014 increased as compared with March 31, 2014 and was flat as compared with December 31, 2013 for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with March 31, 2014 largely due to lower dollars of commercial loan net charge-offs, while the overall allowance for credit losses increased. The allowance for credit losses as a percentage of net charge-offs increased as compared with December 31, 2013 driven by lower dollars of commercial loan net charge-offs which outpaced the increase in total allowance levels.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	June 30, 2014		March 31, 2014		December 31, 2013
	(dollars are in millions)
Commercial(2)	$383	73.5%	$308	72.4%	$308	71.6%
Consumer:
Residential mortgages	149	22.3	156	23.1	186	23.4
Home equity mortgages	42	2.7	52	2.8	49	3.0
Credit card receivables	39.9		45	1.0	50	1.3
Other consumer	11.6		13.7		13.7
Total consumer	241	26.5	266	27.6	298	28.4
Total	$624	100.0%	$574	100.0%	$606	100.0%

(1)	Excluding loans held for sale.

(2)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	June 30, 2014	March 31, 2014	December 31, 2013

Off-balance sheet credit risk reserve	$68	66	$60
The increase in off-balance sheet reserves at June 30, 2014 as compared with both March 31, 2014 and December 31, 2013 largely reflects new customer activity and higher estimated exposures on certain facilities. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Delinquent loans:
Commercial	$101	$120	$135
Consumer:
Residential mortgages	1,086	1,132	1,208
Home equity mortgages	59	59	68
Total residential mortgages(1)(2)	1,145	1,191	1,276
Credit card receivables	15	19	21
Other consumer	15	17	19
Total consumer	1,175	1,227	1,316
Total	$1,276	$1,347	$1,451
Delinquency ratio:
Commercial	.19%	.24%	.28%
Consumer:
Residential mortgages	6.73	7.10	7.59
Home equity mortgages	3.08	3.04	3.38
Total residential mortgages(2)	6.34	6.66	7.11
Credit card receivables	2.20	2.78	2.46
Other consumer	2.78	3.11	3.32
Total consumer	6.10	6.42	6.80
Total	1.76%	1.93%	2.14%

(1)
At June 30, 2014, March 31, 2014 and December 31, 2013, residential mortgage loan delinquency includes $983 million, $1,041 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $18 million, $22 million and $27 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$66	$77	$58
ARM loans	302	323	304
Delinquency ratio:
Interest-only loans	1.81%	2.09%	1.59%
ARM loans	2.72	2.97	2.85

HSBC USA Inc.

Compared with March 31, 2014, our two-months-and-over contractual delinquency ratio decreased 17 basis points driven by lower dollars of two-months-and-over contractual delinquency in both our commercial and consumer loan portfolios and higher outstanding loan balances primarily in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio at June 30, 2014 decreased 32 basis points from March 31, 2014 primarily due to lower levels of residential mortgage loan delinquency and, to a lesser extent, credit card loan delinquency, driven by continued improvements in economic conditions, while total outstanding loan balances remained relatively flat. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account and, consequently, in delinquency. Compared with March 31, 2014, our commercial two-months-and-over contractual delinquency ratio decreased 5 basis points due to continued improvements in the credit quality of the portfolio and higher outstanding loan balances.
Compared with December 31, 2013, our two-months-and-over contractual delinquency ratio declined 38 basis points driven by lower dollars of two-months-and-over contractual delinquency in both our commercial and consumer loan portfolios and higher outstanding loan balances primarily in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio at June 30, 2014 decreased 70 basis points from December 31, 2013 primarily due to lower levels of residential mortgage loan delinquency and, to a lesser extent, credit card loan delinquency, driven by continued improvements in economic conditions, while total outstanding loan balances remained relatively flat. Compared with December 31, 2013, our commercial two-months-and-over contractual delinquency ratio decreased 9 basis points due to continued improvements in the credit quality of the portfolio, higher outstanding loan balances and reductions in certain loan exposures including the charge-off of certain client relationships.
Residential mortgage delinquency is significantly higher than home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. Therefore, there are no additional credit loss reserves required for these loans. There is a substantially lower volume of home equity mortgage loans where we pursue foreclosure less frequently given the subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC Finance is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our residential mortgages. Both of these factors are expected to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	June 30, 2014	March 31, 2014	June 30, 2013
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$5	$17	$(8)
Business and corporate banking	5	2	8
Global banking	—	8	—
Other commercial	(3)	(3)	(4)
Total commercial	7	24	(4)
Consumer:
Residential mortgages	14	14	10
Home equity mortgages	2	(1)	11
Total residential mortgages	16	13	21
Credit card receivables	10	10	10
Other consumer	2	1	3
Total consumer	28	24	34
Total	$35	$48	$30
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.21%	.75%	(.38)%
Business and corporate banking	.12	.05	.26
Global banking	—	.15	—
Other commercial	(.41)	(.40)	(.52)
Total commercial	.05	.20	(.04)
Consumer:
Residential mortgages	.35	.36	.25
Home equity mortgages	.42	(.20)	2.00
Total residential mortgages	.36	.30	.47
Credit card receivables	5.91	5.87	4.90
Other consumer	1.65	.81	2.05
Total consumer	.59	.51	.70
Total	.20%	.29%	.19%
 Our net charge-off ratio as a percentage of average loans decreased 9 basis points for the quarter ended June 30, 2014 compared with the quarter ended March 31, 2014, due primarily to the sale or payoff of certain commercial exposures, largely in construction and other real estate and global banking, which resulted in higher commercial loan charge-offs in the prior quarter. This decrease was partially offset by an increase in consumer loan net charge-offs due primarily to the recovery of one large home equity mortgage loan exposure recorded in the prior quarter. Residential mortgage loan net charge-offs were flat as higher charge-offs associated with corporate advances were offset by lower charge-offs due to continued improvements in economic conditions.
Compared with the year-ago quarter, our net charge-off ratio as a percentage of average loans remained relatively flat as higher commercial loan charge-offs due to a higher level of recoveries reflected in the prior year were offset by lower charge-offs in consumer loans, driven by lower home equity mortgage charge-offs, reflecting the impact of improved credit quality, including lower delinquency levels experienced in prior quarters.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$17	$32	$44
Other real estate	47	62	122
Business and corporate banking	28	21	21
Global banking	—	—	65
Other commercial	2	3	2
Total commercial	94	118	254
Consumer:
Residential mortgages	879	912	949
Home equity mortgages	69	71	77
Total residential mortgages(1)(2)(3)	948	983	1,026
Total consumer loans	948	983	1,026
Nonaccrual loans held for sale	65	79	25
Total nonaccruing loans	$1,107	1,180	$1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	7	6	5
Other commercial	1	1	1
Total commercial	8	7	6
Consumer:
Credit card receivables	11	14	14
Other consumer	11	13	14
Total consumer loans	22	27	28
Total accruing loans contractually past due 90 days or more	30	34	34
Total nonperforming loans	1,137	1,214	1,339
Other real estate owned	47	47	47
Total nonperforming assets	$1,184	$1,261	$1,386
Allowance for credit losses as a percent of nonperforming loans(4):
Commercial	375.5%	246.4%	118.5%
Consumer	24.8	26.3	28.3

(1)
At June 30, 2014, March 31, 2014 and December 31, 2013, residential mortgage loan nonaccrual balances include $849 million, $853 million and $866 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

Nonaccrual loans at June 30, 2014 decreased as compared with March 31, 2014 and December 31, 2013 due to lower levels of both commercial and consumer nonaccrual loans. Commercial nonaccrual loans decreased due primarily to the sale or payoff of certain commercial exposures as well as customer upgrades out of default outpacing new defaults. Our consumer nonaccrual loans also decreased compared with March 31, 2014 and December 31, 2013 driven by lower nonaccrual residential mortgage loans due to improved credit quality. Residential mortgage loan nonaccrual levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more were relatively flat compared with March 31, 2014 and December 31, 2013.

HSBC USA Inc.

Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2013 Form 10-K.
See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans, as well as certain other commercial and consumer loan credit quality indicators.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2014 and December 31, 2013, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2014	December 31, 2013
	(in millions)
Interest-only residential mortgage loans	$3,645	$3,643
ARM loans(1)	11,101	10,684

(1)
ARM loan balances above exclude $4 million and $11 million of subprime residential mortgage loans held for sale at June 30, 2014 and December 31, 2013, respectively. During the remainder of 2014 and during 2015, approximately $143 million and $188 million, respectively, of the ARM loans will experience their first interest rate reset.

The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage loan portfolio. Amounts in the table exclude residential mortgage loans held for sale of $38 million and $91 million at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014	December 31, 2013
	(in millions)
Closed end:
First lien	$16,097	$15,826
Second lien	123	137
Revolving:
Second lien	1,790	1,874
Total	$18,010	$17,837

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at June 30, 2014 for certain loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages	Credit Card Receivables
New York State	38.8%	33.7%	56.2%
California	18.3	32.6	9.0
North Central United States	3.4	5.5	3.5
North Eastern United States, excluding New York State	13.0	9.4	12.4
Southern United States	20.6	14.4	13.8
Western United States, excluding California	5.9	4.4	2.7
Others	—	—	2.4
Total	100.0%	100.0%	100.0%
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

	June 30, 2014	December 31, 2013
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$41,369	$44,209
Less: collateral held against exposure	5,112	6,064
Net credit risk exposure	$36,257	$38,145

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
During the first half of 2014, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
On June 26, 2014, HSBC and HSBC Bank USA submitted is annual resolution plan jointly to the FRB and the Federal Deposit Insurance Corporation ("FDIC") as required under Dodd-Frank and a rule issued by those bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more.
Interest Bearing Deposits with Banks  totaled $23,946 million and $19,614 million at June 30, 2014 and December 31, 2013, respectively, which includes $22,240 million and $18,520 million, respectively, held with the Federal Reserve Bank. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $2,311 million and $2,119 million at June 30, 2014 and December 31, 2013, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Short-Term Borrowings  totaled $12,906 million and $19,135 million at June 30, 2014 and December 31, 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $115,521 million and $112,608 million at June 30, 2014 and December 31, 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $24,604 million at June 30, 2014 from $22,847 million at December 31, 2013. The following table presents the maturities of long-term debt at June 30, 2014, including secured financings and conduit facility renewals:

(in millions)
2014	$1,846
2015	4,812
2016	1,591
2017	2,722
2018	3,069
Thereafter	10,564
Total	$24,604
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2014 and 2013:

Six Months Ended June 30,	2014	2013
	(in millions)
Long-term debt issued	$3,887	$2,875
Long-term debt repaid	(2,392)	(3,289)
Net long-term debt issued	$1,495	$(414)
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued during the six months ended June 30, 2014.
Under our shelf registration statement on file with the SEC, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At June 30, 2014, we were authorized to issue up to $21,000 million, of which $5,187 million was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $15,805 million was available at June 30, 2014.

HSBC USA Inc.

As a member of the FHLB, we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At June 30, 2014 and December 31, 2013, long-term debt included $1,000 million under this facility. The facility also allows access to further borrowings of up to $5,077 million based upon the amount pledged as collateral with the FHLB.
Preferred Equity  See Note 18, "Preferred Stock," in our 2013 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first half of 2014, we did not receive any cash capital contributions from HSBC North America Inc. ("HNAI") and we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of June 30, 2014 and December 31, 2013. In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above.
The following table summarizes selected capital ratios for HSBC USA with detailed explanation below:

	June 30, 2014	December 31, 2013
Common equity Tier 1 capital to risk weighted assets(1)	10.42%	9.94%
Tier 1 capital to risk weighted assets	11.56	11.65
Total capital to risk weighted assets	16.01	16.36
Tier 1 capital to average assets (leverage ratio)	8.28	7.90
Total equity to total assets	9.32	8.88

(1)	For December 31, 2013, the ratio presented is the Tier 1 common ratio calculated under Basel I.
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
The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and introduced the "Standardized Approach" for risk weighted assets, which will replace the Basel 1 risk-based guidance for determining risk-weighted assets as of January 1, 2015. In addition to phasing in a complete replacement to the Basel I general risk-based capital rules, the Basel III final rule also builds on the "Advanced Approach" introduced by Basel II, incorporates certain changes to Basel 2.5 and implements certain other requirements of the Dodd-Frank Act.
The Advanced Approach introduced by Basel II includes an internal ratings based approach for credit risk and an advanced measurement approach for operational risk and is applicable for banking organizations with $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as "Advanced Approach" banking organizations, which includes banking organizations such as HSBC North America and HSBC Bank USA). Adoption of the Advanced Approach requires the approval of U.S. regulators. Advanced Approach banking organizations, including HSBC North America and HSBC Bank USA, are required to operate initially in a "parallel run" wherein they must report their risk-based capital ratios using risk-weighted assets under both Basel I (and in 2015, the Standardized Approach) as well as the Advanced Approach to their primary federal regulator, but publicly disclose only their capital ratios calculated using Basel I (or in 2015, the Standardized Approach) risk-weighted assets.

HSBC USA Inc.

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
With regard to the elements of capital, the application of the Basel III final rule requires HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 capital may be included fully in Tier 2 capital during those two years, but must be phased out of Tier 2 capital by January 1, 2022. We continue to consider options for redeeming our outstanding trust preferred securities which total $550 million at June 30, 2014. In addition, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 is required to be phased out by January 1, 2016. As a result, approximately $200 million of our currently outstanding Tier 2 qualifying subordinated debt will be phased out of capital under the final rule. Also under the final rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital.
In February 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), therefore, we do not expect this requirement will have a significant impact on our U.S. operations. HSBC North America is developing its IHC implementation plan to be submitted, as required, to the FRB by January 1, 2015. Under the final rule, IHCs, including HSBC North America and HSBC USA, will be subject to the Standardized Approach unless they apply to be subject to the Advanced Approach. IHCs will be subject to all other risk-based capital requirements, stress testing requirements, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016. The impact of the final rule is being reviewed.
As previously disclosed, U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to submit annual capital plans for review. Under the capital plan rules, the FRB will evaluate bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distribution.
In addition, U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's CCAR program, which includes annual supervisory DFAST conducted by the FRB, as well as semi-annual bank holding company-run DFAST. HSBC North America submitted its first CCAR capital plan and its annual company-run DFAST results in January 2014. In July 2014, HSBC North America submitted its mid-year company-run DFAST results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual bank-run DFAST, and submitted its first DFAST results in January 2014. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario. HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. HSBC North America and HSBC Bank USA publicly disclosed their DFAST results, as required, in March 2014. The FRB also publicly disclosed its own DFAST and CCAR results in March 2014. HSBC North America will disclose its mid-cycle DFAST results in September 2014.
On March 26, 2014, the FRB informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital actions, including payment of dividends on outstanding preferred stock and trust preferred securities of HSBC North America and its subsidiaries. The FRB informed HSBC North America that it did object to its capital plan submitted for the 2014 CCAR submission due to weaknesses in its capital planning processes. The FRB does not permit bank holding companies to disclose confidential supervisory information including the reason for an objection to a capital plan submitted for CCAR. HSBC North America is required to resubmit its capital plan, incorporating enhancements to its processes, by January 5, 2015, the due date for the next annual CCAR submission. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
In June 2014, U.S. regulators issued a proposal that would amend the CCAR capital planning and DFAST supervisory stress testing rules. This proposal would shift the start date of the annual capital plan and supervisory and company-run stress test cycles back

HSBC USA Inc.

by one calendar quarter beginning with the 2015-2016 capital plan and stress test cycles. The proposal would make certain other substantive changes to the capital plan and stress test regulations, including limiting a bank holding company's ability to make capital distributions if its actual capital issuances in that quarter were less than the amount indicated in the capital plan. We are reviewing the potential impact of the proposal on our capital planning and stress testing processes.
We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 15 , "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2014 Funding Strategy  Our current estimate for funding needs and sources for 2014 are summarized in the following table.

	Actual January 1 through June 30, 2014	Estimated July 1 through December 31, 2014	Estimated Full Year 2014
	(in billions)
Funding needs:
Net loan growth	$6	$3	$9
Long-term debt maturities	2	1	3
Total funding needs	$8	$4	$12
Funding sources:
Liquidation of short-term investments	$4	$4	$8
Long-term debt issuance	4	—	4
Total funding sources	$8	$4	$12
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
HSBC Bank USA is subject to significant restrictions imposed by federal law on extensions of credit to, and certain other "covered transactions" with HSBC USA and other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. A bank's credit exposure to an affiliate as a result of a derivative, securities lending/borrowing or repurchase transaction is also subject to these restrictions. A bank's transactions with its non-bank affiliates are also required to be on arm's length terms. Certain Edge Act subsidiaries of HSBC Bank USA are limited in the amount of funds they can provide to other affiliates including their parent. Amounts above their level of invested capital have to be secured with U.S. government securities.
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

	Balance at June 30, 2014
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2013
	(in millions)
Standby letters of credit, net of participations(1)	$6,013	$2,370	$12	$8,395	$8,409
Commercial letters of credit	421	176	—	597	528
Credit derivatives(2)	37,527	106,023	5,990	149,540	180,380
Other commitments to extend credit:
Commercial(3)	15,077	53,452	5,292	73,821	66,328
Consumer	6,755	—	—	6,755	6,714
Total	$65,793	$162,021	$11,294	$239,108	$262,359

(1)	Includes $842 million and $865 million issued for the benefit of HSBC affiliates at June 30, 2014 and December 31, 2013, respectively.

(2)	Includes $36,920 million and $34,856 million issued for the benefit of HSBC affiliates at June 30, 2014 and December 31, 2013, respectively.

(3)	Includes $3,774 million and $3,763 million issued for the benefit of HSBC affiliates at June 30, 2014 and December 31, 2013, respectively.
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
The following tables present information on our liquidity facilities with Regency at June 30, 2014. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

HSBC USA Inc.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$2,354	$1,459	16	$1,460	12

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	45%	69%	—%	—%	—%	—%
Trade receivables	35	—	100	100	—	—
Credit card receivables	—	—	—	—	—	—
Equipment loans	20	31	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at June 30, 2014.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
During the six months ended June 30, 2014, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients. Credit spreads in the multi-seller conduit market have also remained stable during the six months ended June 30, 2014 following a pattern that was prevalent across the U.S. credit markets.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, at December 31, 2013, we had provided a CAD $307 million Margin Funding Facility to a Master Asset Vehicle, which was undrawn and expires in July 2017. At June 30, 2014, the undrawn facility was reduced to CAD $127 million.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $39 million and a decrease of $6 million in the fair value of financial liabilities during the three and six months ended June 30, 2014, respectively, compared with decreases of $107 million and $98 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the six months ended June 30, 2014 should not be considered indicative of the results for any future period.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2014 and December 31, 2013, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the

HSBC USA Inc.

counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between leveling categories are recognized at the end of each reporting period.
We value uncollateralized derivatives by discounting expected future cash flows at a benchmark interest rate, typically Libor or its equivalent. This approach has historically been adopted across the industry, and has therefore been an appropriate basis for fair value. As previously disclosed in our 2013 Form 10-K, we and other industry participants are currently considering whether this approach appropriately reflects the manner in which the derivatives are funded, which may occur at rates other than interbank offer rates. No consensus has yet emerged on how such funding should be reflected in the fair value measurement for uncollateralized derivatives. In the future, and possibly in the second half of 2014, we may adopt a "funding fair value adjustment" to reflect funding of uncollateralized derivatives at rates other than interbank offer rates.
Transfers Between Level 1 and Level 2 Measurements  During the three and six months ended June 30, 2014 and 2013, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(dollars are in millions)
Level 3 assets(1)(2)	$3,851	$3,831
Total assets measured at fair value(3)	138,678	158,834
Level 3 liabilities	3,217	3,751
Total liabilities measured at fair value(1)	91,331	97,540
Level 3 assets as a percent of total assets measured at fair value	2.8%	2.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.5%	3.8%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,803 million of recurring Level 3 assets and $48 million of non-recurring Level 3 assets at June 30, 2014. Includes $3,667 million of recurring Level 3 assets and $164 million of non-recurring Level 3 assets at December 31, 2013.

(3)
Includes $138,457 million of assets measured on a recurring basis and $221 million of assets measured on a non-recurring basis at June 30, 2014. Includes $158,149 million of assets measured on a recurring basis and $685 million of assets measured on a non-recurring basis at December 31, 2013.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $4 million negative and $12 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and six months ended June 30, 2014, respectively, compared with positive adjustments of $21 million and $41 million during the three and six months ended June 30, 2013, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $52 million and $64 million against our monoline exposure at June 30, 2014 and December 31, 2013, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $233 million and $273 million at June 30, 2014 and December 31, 2013, respectively.
Loans As of June 30, 2014 and December 31, 2013, we have classified $23 million and $46 million, respectively, of subprime residential mortgage loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded gains of less than a million during the three and six months ended June 30, 2014, respectively, compared with gains of $5 million and $7 million during the three and six months ended June 30, 2013, respectively. The changes in fair value are recorded in other revenues in the consolidated statement of income.
Significant Transfers Into and Out of Level 3 Measurements  During the three and six months ended June 30, 2014, we transferred $104 million and $244 million, respectively, of deposits in domestic offices and $27 million and $98 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during the three and six months ended June 30, 2014, we transferred $27 million and $95 million, respectively, of deposits in domestic

HSBC USA Inc.

offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2013, we transferred $165 million and $244 million, respectively of deposits in domestic offices and $179 million and $181 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2013, we transferred $177 million and $160 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2014 and 2013 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of June 30, 2014:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$86
	Residential mortgages - Alt A	89
	Residential mortgages - Subprime	1
	Total AAA	176
AA	Other	42
A	Residential mortgages - Alt A	11
	Residential mortgages - Subprime	58
	Home equity - Alt A	94
	Student loans	81
	Other	52
	Total A	296
BBB	Residential mortgages - Alt A	8
	Collateralized debt obligations	260
	Total BBB	268
CCC	Residential mortgages - Subprime	5
Unrated	Residential mortgages - Alt A	1
		$788

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $35 million or a decrease of the overall fair value measurement of approximately $44 million as of June 30, 2014. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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
In the first quarter of 2014, the FRB issued rules pursuant to section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more. The rules complement the capital planning, resolution planning, and stress testing requirements that have been previously finalized. The rules require bank holding companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Bank holding companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements by January 1, 2015. HSBC North America is developing plans to meet the standard and we do not expect a significant impact to our business model. From July 1, 2016, HSBC North America will be treated as an IHC owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies. HSBC North America is required to submit its IHC implementation plan to the FRB by January 1, 2015.
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

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the long and short-term debt ratings we and HSBC Bank USA maintained at June 30, 2014:

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
As of June 30, 2014, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Present value of a basis point ("PVBP)  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	2.1	6.8
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

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on July 1 and January 1):
Change resulting from a gradual 100 basis point increase in the yield curve	$39	2	$(5)	—
Change resulting from a gradual 100 basis point decrease in the yield curve	(94)	(4)	(68)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	46	2	(43)	(2)
Change resulting from a gradual 200 basis point decrease in the yield curve	(188)	(9)	(137)	(6)
Other significant scenarios monitored (reflects projected rate movements on July 1 and January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	75	3	(7)	—
Change resulting from an immediate 100 basis point decrease in the yield curve	(175)	(8)	(109)	(5)
Change resulting from an immediate 200 basis point increase in the yield curve	128	6	(39)	(2)
Change resulting from an immediate 200 basis point decrease in the yield curve	(310)	(14)	(257)	(12)

HSBC USA Inc.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: tangible common equity to tangible assets and tangible common equity to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark will be included in common equity Tier 1 capital and the impact of this change for HSBC USA is being assessed along with the other Basel III changes being introduced. As of June 30, 2014, we had an available-for-sale securities portfolio of approximately $44,778 million with a positive mark-to-market of $471 million included in tangible common equity of $13,641 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $219 million to a net gain of $252 million with the following results on our tangible capital ratios.

	June 30, 2014		December 31, 2013
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	7.56%	7.49%	7.28%	7.20%
Tangible common equity to risk weighted assets	10.39	10.29	10.82	10.69

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.`
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

HSBC USA Inc.

The following table summarizes trading VAR for the six months ended June 30, 2014:

	June 30, 2014	Six Months Ended June 30, 2014			December 31, 2013
		Minimum	Maximum	Average
	(in millions)
Total trading	$8	$6	$12	$8	$9
Foreign exchange	5	4	8	6	7
Interest rate directional and credit spread	7	7	14	9	10

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the six months ended June 30, 2014. Market risk-related trading revenue excludes certain items such as fees, commissions, fair value adjustments, net interest income and intra-day trading revenues. Analysis of the gain (loss) data for the six months ended June 30, 2014 shows that the largest daily gain was $6 million and the largest daily loss was $4 million.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	—	68	55	1	—
VAR – Non-trading Activities  Interest rate risk in non-trading portfolios arises principally from mismatches between the future yield on assets and their funding cost as a result of interest rate changes. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage repayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. The prospective change in future net interest income from non-trading portfolios will be reflected in the current realizable value of these positions if they were to be sold or closed prior to maturity. In order to manage this risk optimally, market risk in non-trading portfolios is transferred to Global Markets or to separate books managed under the supervision of the local Asset & Liability Committee ("ALCO"). Once market risk has been consolidated in Global Markets or ALCO-managed books, the net exposure is typically managed through the use of interest rate swaps within agreed upon limits.
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
The following table summarizes non-trading VAR for the six months ended June 30, 2014, assuming a 99 percent confidence level for a two-year observation period and a one-day "holding period":

	June 30, 2014	Six Months Ended June 30, 2014			December 31, 2013
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$56	$56	$100	$64	$104
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	June 30, 2014	December 31, 2013
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1 and January 1):
Value of hedged MSRs portfolio	$186	$227
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(20)
Calculated change in net market value	(1)	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(8)
Calculated change in net market value	1	3
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(12)
Calculated change in net market value	3	6
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the six months ended June 30, 2014. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	10	16	—	—
Model Risk Management In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive Model Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a HSBC North America Model Standards Policy that was enhanced during the second quarter of 2014 and aligns with model risk management regulations. Model governance is managed through HSBC's global Model Oversight Committee ("MOC") structure, with business and functional MOCs in HSBC North America reporting into corresponding global MOCs. Materiality levels of models are maintained through the HSBC North America Model Standards Policy. A complete inventory of all HSBC North America models is maintained and is being updated in line with recent policy enhancements.
There has been no other significant changes in our approach to model risk management since December 31, 2013.
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following tables summarize the quarter-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing annualized net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2014 included fees of $15 million and $34 million, respectively, compared with fees of $19 million and $43 million during the three and six months ended June 30, 2013, respectively.

Three Months Ended June 30,	2014			2013
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$27,229	$17.26%		$23,168	$14.26%
Federal funds sold and securities purchased under resale agreements	1,525	3.69		1,862	2.37%
Trading assets	12,060	65	2.14	10,524	27	1.04
Securities	48,183	198	1.65	57,794	230	1.60
Loans:
Commercial	52,156	295	2.27	45,421	295	2.60
Consumer:
Residential mortgages	16,019	136	3.43	16,031	140	3.49
Home equity mortgages	1,928	16	3.35	2,197	18	3.27
Credit cards	677	17	10.07	817	17	8.45
Other consumer	545	7	5.30	649	8	4.67
Total consumer	19,169	176	3.71	19,694	183	3.72
Total loans	71,325	471	2.65	65,115	478	2.94
Other	3,314	12	1.29	2,847	11	1.49
Total interest earning assets	163,636	$766	1.88%	161,310	$762	1.89%
Allowance for credit losses	(559)			(573)
Cash and due from banks	938			1,133
Other assets	21,173			22,032
Total assets	$185,188			$183,902
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,049	$13.12%		$43,964	$18.16%
Other time deposits	22,476	21.38		19,942	36.71
Deposits in foreign offices:
Foreign banks deposits	6,760	1.07		7,183	1.07
Other interest bearing deposits	5,894	1.07		7,432	1.08
Total interest bearing deposits	78,179	36.19		78,521	56.28
Short-term borrowings	25,306	14.22		16,688	8.20
Long-term debt	22,426	152	2.72	21,997	166	3.01
Total interest bearing deposits and debt	125,911	202.64		117,206	230.78
Tax liabilities	264	(113)	(172.05)	504	9	7.76
Total interest bearing liabilities	126,175	89.28		117,710	239.81
Net interest income/Interest rate spread		$677	1.60%		$523	1.08%
Noninterest bearing deposits	29,728			30,853
Other liabilities	12,440			17,554
Total shareholders’ equity	16,845			17,785
Total liabilities and shareholders’ equity	$185,188			$183,902
Net interest margin on average earning assets			1.66%			1.30%
Net interest income to average total assets			1.46%			1.14%

HSBC USA Inc.

Six Months Ended June 30,	2014			2013
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$24,446	$31.26%		$20,292	$26.26%
Federal funds sold and securities purchased under resale agreements	1,387	5.65		1,886	4.43
Trading assets	12,319	113	1.84	10,991	51.93
Securities	52,124	409	1.58	60,107	463	1.55
Loans:
Commercial	50,819	582	2.31	44,375	568	2.58
Consumer:
Residential mortgages	15,988	272	3.43	15,895	286	3.62
Home equity mortgages	1,949	33	3.40	2,237	37	3.30
Credit cards	687	34	10.08	794	35	8.84
Other consumer	551	14	5.21	648	16	5.06
Total consumer	19,175	353	3.72	19,574	374	3.85
Total loans	69,994	935	2.70	63,949	942	2.97
Other	3,436	22	1.24	3,034	21	1.43
Total interest earning assets	163,706	$1,515	1.87%	160,259	$1,507	1.90%
Allowance for credit losses	(575)			(603)
Cash and due from banks	949			1,130
Other assets	21,207			23,494
Total assets	$185,287			$184,280
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,025	$26.12%		$44,262	$37.17%
Other time deposits	20,761	41.40		20,492	56.55
Deposits in foreign offices:
Foreign banks deposits	7,431	2.06		7,433	3.07
Other interest bearing deposits	5,667	2.08		6,759	3.09
Total interest bearing deposits	76,884	71.19		78,946	99.25
Short-term borrowings	26,082	23.18		16,442	17.21
Long-term debt	22,620	322	2.87	22,036	333	3.04
Total interest bearing deposits and debt	125,586	416.67		117,424	449.77
Tax liabilities	347	(101)	(58.68)	495	25	10.26
Total interest bearing liabilities	125,933	315.50		117,919	474.81
Net interest income/Interest rate spread		$1,200	1.37%		$1,033	1.09%
Noninterest bearing deposits	29,952			30,983
Other liabilities	12,630			17,577
Total shareholders’ equity	16,772			17,801
Total liabilities and shareholders’ equity	$185,287			$184,280
Net interest margin on average earning assets			1.48%			1.30%
Net interest income to average total assets			1.31%			1.13%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See “Litigation and Regulatory Matters” in Note 19, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 77 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 5.    Other Information

Disclosures Pursuant to Section 13(r) of the Securities Exchange Act Section 13(r) of the Securities Exchange Act requires each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction, even if those activities are not prohibited by U.S. law and are conducted outside the U.S. by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this requirement, HSBC Holdings plc (together with its affiliates, "HSBC Group") has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC USA did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
The HSBC Group has 11 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans in the second quarter of 2014.

HSBC USA Inc.

Bank Melli and Bank Saderat acted as sub-participants in two of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments, although no such payments were made in the second quarter of 2014.
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
The HSBC Group also maintains sub-participations in loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. In relation to Bank Mellat, the HSBC Group has two sub-participations, which were supported by the Export Credit Agencies of the Netherlands and Spain. Both of the facilities have matured. In relation to Bank Tejarat, the HSBC Group has one sub-participation supported by the Export Credit Agency of Italy, which has also has matured. The payments due under the sub-participations have not been received from Bank Mellat or Bank Tejarat and claims are being processed with the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the second quarter of 2014, which includes interest and fees, was approximately $640,000. Estimated net profit for the HSBC Group during the second quarter of 2014 was approximately $388,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the second quarter of 2014 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the second quarter of 2014. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profits measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license to allow the HSBC Group to deposit certain check payments. There was some licensed activity in the second quarter of 2014.

•
The HSBC Group has acted during the second quarter of 2014 as the trustee and administrator for a pension scheme involving four employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the four Iranian bank employees. The HSBC Group runs and operates the pension scheme in accordance with Hong Kong laws and regulations. During the second quarter of 2014, notices of resignation were received for two of the employees.

•
In 2010, the HSBC Group closed its representative office in Iran. The HSBC Group maintains a local account with an Iranian bank in Tehran in order to facilitate residual activity related to the closure. The HSBC Group has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make these types of payments in connection with the liquidation and deregistration of the representative office in Tehran. In the second quarter of 2014, the HSBC Group initiated payments of approximately $22,000 from this account to pay legal and administrative related expenses associated with the closure.

Estimated gross revenue to the HSBC Group in the second quarter of 2014 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was approximately $109,000. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.

HSBC USA Inc.

Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the second quarter of 2014 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated to the HSBC Group in the second quarter of 2014.
Activity related to U.S. Executive Order 13382 The HSBC Group held an account for a customer in the Middle East who was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group closed the account in the second quarter. There was no measurable gross revenue or net profits generated to the HSBC Group in the first and second quarters of 2014.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The HSBC Group made no payments in the second quarter of 2014. There was no gross revenue or net profit to the HSBC Group.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2014. In the second quarter of 2014, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group or HSBC Bank USA.

HSBC USA Inc.

Item 6.     Exhibits

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1,2)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of June 30, 2014 and December 31. 2013, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 11
by business segment 47	Estimates and assumptions 9
consolidated average balances 139	Executive overview 83
fair value measurements 61	Fair value measurements:
nonperforming 20, 26, 27, 121	assets and liabilities recorded at fair value on a recurring basis 62
trading 10, 90	assets and liabilities recorded at fair value on a non-recurring basis 72
Asset-backed commercial paper conduits 51	control over valuation process 130
Asset-backed securities 11, 63, 75, 132	financial instruments 61
Balance sheet:	hierarchy 59, 130
consolidated 5	transfers into/out of level one and two 65
consolidated average balances 139	transfers into/out of level two and three 65
review 87	valuation techniques 73
Basel II 125	Fiduciary risk 133, 138
Basel III 50, 125	Financial assets:
Basis of reporting 86	designated at fair value 39
Business:	reclassification under IFRSs 48, 86
consolidated performance review 83	Financial highlights metrics 83
Capital:	Financial liabilities:
2014 funding strategy 127	designated at fair value 39
common equity movements 125	fair value of financial liabilities 61
consolidated statement of changes 7	Forward looking statements 81
regulatory capital 50	Funding 127
selected capital ratios 50, 84, 125, 136	Gain on instruments designated at fair value and related derivatives 40
Cash flow (consolidated) 8	Gains (losses) from securities 16, 97
Cautionary statement regarding forward-looking statements 81	Global Banking and Markets 48, 109
Collateral — pledged assets 57	Geographic concentration of receivables 123
Collateralized debt obligations 75, 132	Goodwill 32
Commercial banking segment results (IFRSs) 48, 108	Guarantee arrangements 53
Compliance risk 133, 138	Impairment:
Controls and procedures 141	available-for-sale securities 14
Credit card fees 97	credit losses 28, 95, 115
Credit quality 115	nonperforming loans 20, 26, 27, 121
Credit risk:	impaired loans 21
adjustment 59	Income (loss) from financial instruments designated at fair value, net 40
component of fair value option 40	Income tax expenses 3, 105
concentration 27, 122	Intangible assets 31
exposure 133	Interest rate risk 133, 135
management 133	Internal control 141
related contingent features 37	Key performance indicators 83
related arrangements 53	Legal proceedings 141
Current environment 83	Liabilities:
Deferred tax assets 105	commitments, lines of credit 128
Deposits 91, 124	deposits 91, 124
Derivatives:	financial liabilities designated at fair value 39
cash flow hedges 35	trading 10, 90
fair value hedges 34	long-term debt 44, 61, 91, 124
notional value 38	short-term borrowings 44, 61, 91, 124
trading and other 36	Liquidity and capital resources 124
Equity:	Liquidity risk 133, 134
consolidated statement of changes 7	Litigation and regulatory matters 77
ratios 50, 84, 125, 136

HSBC USA Inc.

Loans:	Reputational risk 133, 138
by category 18, 88	Results of operations 92
by charge-off (net) 28, 120	Retail banking and wealth management segment results (IFRSs) 48, 107
by delinquency 27, 118	Risk elements in the loan portfolio 122
criticized assets 25	Risk management:
geographic concentration 123	credit 133
held for sale 30	compliance 133, 138
impaired 21	fiduciary 133, 138
nonperforming 20, 26, 27, 121	interest rate 133, 135
overall review 87	liquidity 133, 134
risk concentration 27, 122	market 133, 136
troubled debt restructures 21	operational 133, 138
Loan impairment charges — see Provision for credit losses	reputational 133, 138
Loan-to-deposits ratio 84	strategic 133, 138
Market risk 133, 136	Securities:
Market turmoil:	fair value 11
exposures 136	impairment 14
impact on liquidity risk 124	maturity analysis 16
Monoline insurers 15, 131	Segment results - IFRSs basis:
Mortgage lending products 18, 88	retail banking and wealth management 48, 107
Mortgage servicing rights 31	commercial banking 48, 108
Net interest income 92	global banking and markets 48, 109
New accounting pronouncements 80	private banking 48, 112
Off balance sheet arrangements 128	other 48, 113
Operating expenses 103	overall summary 48, 107
Operational risk 133, 138	Selected financial data 83
Other revenue 97	Sensitivity:
Other segment results (IFRSs) 48, 113	projected net interest income 135
Pension and other postretirement benefits 43	Statement of changes in shareholders’ equity 7
Performance, developments and trends 83	Statement of changes in comprehensive income 4
Pledged assets 56	Statement of income 3
Private banking segment results (IFRSs) 48, 112	Strategic risk 133, 138
Profit (loss) before tax:	Stress testing 124, 126
by segment — IFRSs 48	Table of contents 2
consolidated 3	Tax expense 3, 105
Provision for credit losses 28, 95	Trading:
Ratios:	assets 10, 90
capital 50, 84, 125, 136	derivatives 10, 90
charge-off (net) 83, 116	liabilities 10, 90
credit loss reserve related 116	portfolios 10
delinquency 118	Trading revenue (net) 97, 99
earnings to fixed charges — Exhibit 12	Troubled debt restructures 21
efficiency 83, 103, 105	Value at risk 136
Reconciliation of U.S. GAAP results to IFRSs 86	Variable interest entities 51
Refreshed loan-to-value 88
Regulation 50, 125, 141
Related party transactions 44

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 4, 2014

HSBC USA INC.

By:	/s/ GERARD MATTIA
Gerard Mattia
Senior Executive Vice President and
Chief Financial Officer

HSBC USA Inc.

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1,2)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30,, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of June 30, 2014 and December 31. 2013, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.