Form 10-Q
period 2014-09-30
HSBC USA INC /MD/
filed 2014-11-03
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 31, 2014, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest income:
Loans	$483	$454	$1,418	$1,396
Securities	182	208	583	661
Trading assets	63	34	176	85
Short-term investments	22	19	58	49
Other	9	10	31	31
Total interest income	759	725	2,266	2,222
Interest expense:
Deposits	37	48	108	147
Short-term borrowings	14	11	37	28
Long-term debt	165	159	487	492
Other	—	15	(101)	40
Total interest expense	216	233	531	707
Net interest income	543	492	1,735	1,515
Provision for credit losses	23	54	124	142
Net interest income after provision for credit losses	520	438	1,611	1,373
Other revenues:
Credit card fees	13	1	40	35
Other fees and commissions	186	181	541	527
Trust income	35	29	98	92
Trading revenue (expense)	(9)	117	139	388
Net other-than-temporary impairment losses(1)	(4)	—	(11)	—
Other securities gains (losses), net	27	35	42	189
Servicing and other fees from HSBC affiliates	53	41	151	154
Residential mortgage banking revenue	17	18	87	73
Gain (loss) on instruments designated at fair value and related derivatives	36	(6)	20	82
Other income	32	16	40	50
Total other revenues	386	432	1,147	1,590
Operating expenses:
Salaries and employee benefits	226	218	664	717
Support services from HSBC affiliates	388	378	1,127	1,064
Occupancy expense, net	59	57	168	173
Other expenses	261	181	601	414
Total operating expenses	934	834	2,560	2,368
Income (loss) before income tax	(28)	36	198	595
Income tax expense (benefit)	(29)	32	(86)	228
Net income	$1	$4	$284	$367

(1)
During the three and nine months ended September 30, 2014, other-than-temporary impairment ("OTTI") losses on securities held-to-maturity totaling $4 million and $11 million, respectively, were recognized in other revenues. There were no OTTI losses in the non-credit component of such impaired securities reflected in accumulated other comprehensive income ("AOCI"), net of tax during the periods. During the three and nine months ended September 30, 2013, there were no OTTI losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$1	$4	$284	$367
Net change in unrealized gains (losses), net of tax:
Investment securities	(87)	(50)	218	(785)
Other-than-temporarily impaired debt securities held-to-maturity	6	2	9	2
Derivatives designated as cash flow hedges	(5)	21	(40)	95
Pension and post-retirement benefit plan	—	1	—	1
Total other comprehensive income (loss)	(86)	(26)	187	(687)
Comprehensive income (loss)	$(85)	$(22)	$471	$(320)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2014	December 31, 2013
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,013	$961
Interest bearing deposits with banks	26,379	19,614
Federal funds sold and securities purchased under agreements to resell	1,096	2,119
Trading assets	22,099	28,894
Securities available-for-sale	29,801	54,906
Securities held-to-maturity (fair value of $12.2 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively)	12,045	1,358
Loans	73,439	67,695
Less – allowance for credit losses	631	606
Loans, net	72,808	67,089
Loans held for sale (includes $69 million and $58 million designated under fair value option at September 30, 2014 and December 31, 2013, respectively)	327	230
Properties and equipment, net	249	269
Intangible assets, net	234	295
Goodwill	1,612	1,612
Other assets	7,349	8,140
Total assets	$175,012	$185,487
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$30,485	$29,707
Interest bearing (includes $7.5 billion and $7.7 billion designated under fair value option at September 30, 2014 and December 31, 2013, respectively)	65,714	62,903
Deposits in foreign offices:
Noninterest bearing	1,284	1,364
Interest bearing	11,194	18,634
Total deposits	108,677	112,608
Short-term borrowings	11,864	19,135
Long-term debt (includes $8.7 billion and $7.6 billion designated under fair value option at September 30, 2014 and December 31, 2013, respectively)	25,034	22,847
Total debt	145,575	154,590
Trading liabilities	9,177	10,875
Interest, taxes and other liabilities	3,377	3,558
Total liabilities	158,129	169,023
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at September 30, 2014 and December 31, 2013)	—	—
Additional paid-in capital	14,109	14,106
Retained earnings	1,181	952
Accumulated other comprehensive income (loss)	28	(159)
Total common shareholder’s equity	15,318	14,899
Total shareholders’ equity	16,883	16,464
Total liabilities and shareholders’ equity	$175,012	$185,487

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of September 30, 2014 and December 31, 2013 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 16, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	September 30, 2014	December 31, 2013
	(in millions)
Assets
Interest bearing deposits with banks	$3	$5
Securities held-to-maturity	76	200
Other assets	436	502
Total assets	$515	$707
Liabilities
Long-term debt	92	92
Interest, taxes and other liabilities	81	93
Total liabilities	$173	$185

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30,	2014	2013
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,106	14,123
Employee benefit plans	3	(12)
Balance at end of period	14,109	14,111
Retained earnings
Balance at beginning of period	952	1,363
Net income	284	367
Cash dividends declared on preferred stock	(55)	(55)
Balance at end of period	1,181	1,675
Accumulated other comprehensive income (loss)
Balance at beginning of period	(159)	785
Adjustment to add other-than-temporary impairment on securities held-to-maturity due to the consolidation of a variable interest entity	—	(67)
Other comprehensive income (loss), net of tax	187	(687)
Balance at end of period	28	31
Total common shareholder's equity	$15,318	$15,817
Total shareholders’ equity	$16,883	$17,382

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$284	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87	249
Provision for credit losses	124	142
Net realized gains on securities available-for-sale	(42)	(181)
Realized (gains) losses on securities held-to-maturity	11	(8)
Net change in other assets and liabilities	338	(661)
Net change in loans held for sale:
Originations of loans	(1,040)	(1,461)
Sales and collection of loans held for sale	1,004	1,804
Net change in trading assets and liabilities	5,097	1,713
Lower of amortized cost or fair value adjustments on loans held for sale	(2)	(10)
Loss (gain) on instruments designated at fair value and related derivatives	(20)	(82)
Net cash provided by (used in) operating activities	5,841	1,872
Cash flows from investing activities
Net change in interest bearing deposits with banks	(6,765)	(16,619)
Net change in federal funds sold and securities purchased under agreements to resell	1,023	933
Securities available-for-sale:
Purchases of securities available-for-sale	(11,775)	(22,594)
Proceeds from sales of securities available-for-sale	23,600	33,270
Proceeds from maturities of securities available-for-sale	3,037	7,099
Securities held-to-maturity:
Proceeds from sales of securities held-to-maturity	—	79
Proceeds from maturities of securities held-to-maturity	305	340
Change in loans:
Originations, net of collections	(6,707)	(4,687)
Loans sold to third parties	790	491
Net cash used for acquisitions of properties and equipment	(23)	(26)
Other, net	34	(17)
Net cash provided by (used in) investing activities	3,519	(1,731)
Cash flows from financing activities
Net change in deposits	(4,048)	(4,761)
Debt:
Net change in short-term borrowings	(7,271)	4,151
Issuance of long-term debt	4,984	4,630
Repayment of long-term debt	(2,921)	(3,941)
Other increases (decreases) in capital surplus	3	(12)
Dividends paid	(55)	(55)
Net cash provided by (used in) financing activities	(9,308)	12
Net change in cash and due from banks	52	153
Cash and due from banks at beginning of period	961	1,359
Cash and due from banks at end of period	$1,013	$1,512

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Presentation	9	11	Accumulated Other Comprehensive Income (Loss)	41
2	Trading Assets and Liabilities	10	12	Pension and Other Postretirement Benefits	43
3	Securities	11	13	Related Party Transactions	44
4	Loans	18	14	Business Segments	47
5	Allowance for Credit Losses	28	15	Retained Earnings and Regulatory Capital Requirements	50
6	Loans Held for Sale	30	16	Variable Interest Entities	51
7	Intangible Assets	31	17	Guarantee Arrangements, Pledged Assets and Collateral	53
8	Goodwill	32	18	Fair Value Measurements	59
9	Derivative Financial Instruments	32	19	Litigation and Regulatory Matters	77
10	Fair Value Option	39	20	New Accounting Pronouncements	80

1.	Organization and Presentation

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following.

	September 30, 2014	December 31, 2013
	(in millions)
Trading assets:
U.S. Treasury	$1,955	$1,344
U.S. Government agency issued or guaranteed	3	19
U.S. Government sponsored enterprises(1)	97	159
Obligations of U.S. states and political subdivisions	611	25
Asset backed securities	502	481
Corporate and foreign bonds	6,265	9,099
Other securities	22	25
Precious metals	7,998	11,751
Derivatives	4,646	5,991
	$22,099	$28,894
Trading liabilities:
Securities sold, not yet purchased	$507	$308
Payables for precious metals	3,118	3,826
Derivatives	5,552	6,741
	$9,177	$10,875

(1)
Includes mortgage backed securities of $97 million and $133 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") and $0 million and $26 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, the fair value of derivatives included in trading assets has been reduced by $3,759 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2014 and December 31, 2013, the fair value of derivatives included in trading liabilities has been reduced by $1,725 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2014	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$13,088	$—	$351	$(34)	$13,405
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	506	—	—	(5)	501
Collateralized mortgage obligations	29	—	—	—	29
Direct agency obligations	3,977	—	251	(8)	4,220
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	5,887	—	101	(79)	5,909
Collateralized mortgage obligations	290	—	3	(4)	289
Obligations of U.S. states and political subdivisions	702	—	11	(7)	706
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	60	—	—	—	60
Home equity	100	—	—	(8)	92
Other	106	—	—	(11)	95
Foreign debt securities(2)	4,327	—	9	(7)	4,329
Equity securities	165	—	3	(3)	165
Total available-for-sale securities	$29,238	$—	$729	$(166)	$29,801
Securities held-to-maturity:(5)
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$4,402	$—	$79	$(1)	$4,480
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,028	—	9	—	3,037
Collateralized mortgage obligations	4,503	—	26	—	4,529
Obligations of U.S. states and political subdivisions	24	—	1	—	25
Asset-backed securities collateralized by residential mortgages	12	—	1	—	13
Asset-backed securities and other debt securities held by a consolidated VIE(4)	164	(88)	61	—	137
Total held-to-maturity securities	$12,133	$(88)	$177	$(1)	$12,221

HSBC USA Inc.

December 31, 2013	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$27,716	$—	$391	$(113)	$27,994
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	159	—	—	(14)	145
Collateralized mortgage obligations	41	—	—	(1)	40
Direct agency obligations	4,115	—	225	(16)	4,324
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,304	—	40	(342)	10,002
Collateralized mortgage obligations	6,584	—	17	(154)	6,447
Obligations of U.S. states and political subdivisions	755	—	12	(25)	742
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	125	—	1	—	126
Home equity	263	—	—	(36)	227
Other	100	—	—	(6)	94
Foreign debt securities(2)	4,607	—	10	(15)	4,602
Equity securities	165	—	2	(5)	162
Total available-for-sale securities	$54,935	$—	$698	$(727)	$54,906
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$845	$—	$88	$—	$933
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	52	—	8	—	60
Collateralized mortgage obligations	214	—	24	—	238
Obligations of U.S. states and political subdivisions	29	—	1	—	30
Asset-backed securities collateralized by residential mortgages	18	—	1	—	19
Asset-backed securities and other debt securities held by a consolidated VIE(4)	304	(104)	19	—	219
Total held-to-maturity securities	$1,462	$(104)	$141	$—	$1,499

(1)
Includes securities at amortized cost of $507 million and $167 million issued or guaranteed by FNMA at September 30, 2014 and December 31, 2013, respectively, and $28 million and $33 million issued or guaranteed by FHLMC at September 30, 2014 and December 31, 2013, respectively.

(2)
At September 30, 2014 and December 31, 2013, foreign debt securities consisted of $1,040 million and $1,101 million, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $2,776 million and $398 million issued or guaranteed by FNMA at September 30, 2014 and December 31, 2013, respectively, and $1,626 million and $447 million issued and guaranteed by FHLMC at September 30, 2014 and December 31, 2013, respectively.

(4)
Relates to securities held by Bryant Park Funding LLC ("Bryant Park"), a variable interest entity which was consolidated in the second quarter of 2013. See Note 16, "Variable Interest Entities" for additional information.

(5)
During the third quarter of 2014, we transferred U.S. government sponsored and U.S. government agency mortgage-backed securities with a fair value of $10,985 million from available-for-sale to held-to-maturity. These securities were transferred to held-to-maturity at fair value as of the transfer date with the fair value amount becoming the amortized cost basis for the transferred securities. The difference between the par value of the securities and their fair value at the date of transfer will be amortized as an adjustment to yield over the remaining contractual life of each security. At the date of the transfer, AOCI included net pretax unrealized losses of $234 million related to the transferred securities which will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The transfers reflect our intent to hold the securities to maturity and will reduce the impact of price volatility on AOCI and regulatory capital under Basel III.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of September 30, 2014 and December 31, 2013 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	10	$(14)	$3,515	5	$(20)	$1,582
U.S. Government sponsored enterprises	13	(2)	361	25	(11)	432
U.S. Government agency issued or guaranteed	6	(80)	891	10	(3)	62
Obligations of U.S. states and political subdivisions	23	(2)	141	29	(5)	285
Asset backed securities	5	(11)	129	6	(8)	93
Foreign debt securities	5	—	696	6	(7)	2,419
Equity securities	1	(3)	156	—	—	—
Securities available-for-sale	63	$(112)	$5,889	81	$(54)	$4,873
Securities held-to-maturity:
U.S. Government sponsored enterprises	213	$(1)	$1,200	49	$—	$—
U.S. Government agency issued or guaranteed	116	—	1,266	809	—	2
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	329	$(1)	$2,466	861	$—	$3

	One Year or Less			Greater Than One Year
December 31, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	22	$(82)	$16,958	6	$(31)	$630
U.S. Government sponsored enterprises	23	(12)	400	20	(19)	356
U.S. Government agency issued or guaranteed	170	(494)	10,243	5	(2)	23
Obligations of U.S. states and political subdivisions	42	(19)	330	5	(6)	65
Asset backed securities	3	(6)	115	10	(36)	237
Foreign debt securities	1	—	50	7	(15)	2,916
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	262	$(618)	$28,250	53	$(109)	$4,227
Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$—	$—	48	$—	$—
U.S. Government agency issued or guaranteed	79	—	—	859	—	2
Obligations of U.S. states and political subdivisions	7	—	4	2	—	1
Securities held-to-maturity	99	$—	$4	909	$—	$3
Net unrealized gains and losses increased within the available-for-sale portfolio in the nine months ended September 30, 2014 due to the transfer of certain securities from available-for-sale to held-to-maturity discussed above, sales of U.S. government agency

HSBC USA Inc.

mortgage-backed securities and other asset-backed securities that were in a net unrealized loss position at December 31, 2013 and a decrease in yields on U.S. Government agency securities and U.S. Treasury securities during the period.
We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. We have held-to-maturity asset backed securities that were previously determined to be other-than-temporarily impaired which totaled $76 million and $200 million at September 30, 2014 and December 31, 2013, respectively. We do not consider any other debt securities to be other-than-temporarily impaired at September 30, 2014 as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
If the entity intends to sell the debt security or if it is more likely than not that the entity will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is considered other-than-temporary and is recorded in earnings. An impairment is also considered other-than-temporary if a credit loss exists (i.e., the present value of the expected future cash flows is less than the amortized cost basis of the debt security). In the event of a credit loss, the credit loss component of an other-than-temporary impairment is recorded in earnings while the remaining portion of the impairment loss attributable to factors other than credit loss is recognized, net of tax, in other comprehensive income.
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit existed, we do not have the intention to sell and believe will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy has been slow;

•	The high levels of pending foreclosure volume associated with a U.S. housing market in the early stages of recovery;

•	A lack of significant traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate although improving remains somewhat high compared with historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.
For a complete description of the factors considered when analyzing debt securities for impairment, see Note 5, "Securities" in our 2013 Form 10-K. There have been no material changes in our process for assessing impairment during 2014.
During the three and nine months ended September 30, 2014, none of our debt securities were determined to have initial other-than-temporary impairment while two held-to-maturity asset-backed debt securities were determined to have changes to their previous other-than-temporary impairment estimates related to the credit component. The additional credit losses associated with the impaired debt securities, which reflects the excess of amortized cost over the present value of expected future cash flows, were $4 million and $11 million during the three and nine months ended September 30, 2014, respectively, and were recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income.
During the three and nine months ended September 30, 2013, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
At September 30, 2014 and December 31, 2013, the excess of discounted future cash flows over fair value, representing the non-credit component of the unrealized loss associated with other-than-temporary impaired securities which is recognized in accumulated other comprehensive income (loss), was $88 million and $104 million, respectively.

HSBC USA Inc.

The following table summarizes the rollforward of credit losses which have been recognized in income on other-than-temporary impaired securities that we do not intend to sell nor will likely be required to sell:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in millions)
Beginning balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$68	$61
Increase in credit losses for which an other-than-temporary impairment was previously recognized	4	11
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$72	$72
At September 30, 2014, we held 17 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $187 million of the total aggregate fair value of asset-backed securities of $248 million at September 30, 2014. The gross unrealized losses on these monoline wrapped securities were $19 million at September 30, 2014. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of September 30, 2014 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $92 million.
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
As discussed above, certain asset-backed securities in the available-for-sale portfolio have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. We did not consider the value of the monoline wrap of any non-investment grade monoline insurer at September 30, 2014 and December 31, 2013. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.
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

HSBC USA Inc.

Realized Gains (Losses) The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains	$45	$68	$113	$275
Gross realized losses	(18)	(33)	(71)	(94)
Net realized gains	$27	$35	$42	$181
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
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2014 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2014, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2014. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$275.35%		$9,446.84%		$1,514	3.67%	$1,853	3.73%
U.S. Government sponsored enterprises	—	—	1,074	3.08	2,316	3.26	1,122	3.31
U.S. Government agency issued or guaranteed	—	—	11	4.22	47	3.89	6,119	2.97
Obligations of U.S. states and political subdivisions	—	—	121	3.72	284	3.27	297	3.45
Asset backed securities	—	—	—	—	—	—	267	3.48
Foreign debt securities	454	2.84	3,873	1.95	—	—	—	—
Total amortized cost	$729	1.90%	$14,525	1.33%	$4,161	3.42%	$9,658	3.18%
Total fair value	$729		$14,595		$4,455		$9,857
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$92	1.38%	$407	2.86%	$3,903	3.22%
U.S. Government agency issued or guaranteed	—	—	1	7.63	52	2.56	7,478	2.47
Obligations of U.S. states and political subdivisions	5	5.52	9	3.97	5	4.00	5	4.98
Asset backed securities	—	—	—	—	—	—	12	6.41
Asset backed securities issued by consolidated VIE	—	—	76	0.39	—	—	—	—
Total amortized cost	$5	5.52%	$178	1.11%	$464	2.84%	$11,398	2.73%
Total fair value	$5		$240		$467		$11,509

HSBC USA Inc.

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $108 million and $483 million, respectively, were included in other assets at September 30, 2014. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $139 million and $483 million, respectively, were included in other assets at December 31, 2013.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Commercial loans:
Construction and other real estate	$9,661	$9,034
Business and corporate banking	17,355	14,446
Global banking(1)	24,001	21,625
Other commercial	3,045	3,389
Total commercial	54,062	48,494
Consumer loans:
Residential mortgages	16,402	15,826
Home equity mortgages	1,824	2,011
Credit cards	686	854
Other consumer	465	510
Total consumer	19,377	19,201
Total loans	$73,439	$67,695

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,812 million and $5,328 million at September 30, 2014 and December 31, 2013, respectively. See Note 13, "Related Party Transactions" for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $14 million and $23 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, we had a net unamortized premium on our loans of $13 million and $16 million, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at September 30, 2014 and December 31, 2013. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At September 30, 2014	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$4	$11	$15	$9,646	$9,661
Business and corporate banking	24	20	44	17,311	17,355
Global banking	—	—	—	24,001	24,001
Other commercial	25	6	31	3,014	3,045
Total commercial	53	37	90	53,972	54,062
Consumer loans:
Residential mortgages	399	913	1,312	15,090	16,402
Home equity mortgages	19	55	74	1,750	1,824
Credit cards	11	10	21	665	686
Other consumer	10	10	20	445	465
Total consumer	439	988	1,427	17,950	19,377
Total loans	$492	$1,025	$1,517	$71,922	$73,439

	Past Due		Total Past Due 30 Days or More
At December 31, 2013	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$6	$58	$64	$8,970	$9,034
Business and corporate banking	48	36	84	14,362	14,446
Global banking	8	3	11	21,614	21,625
Other commercial	27	9	36	3,353	3,389
Total commercial	89	106	195	48,299	48,494
Consumer loans:
Residential mortgages	443	1,037	1,480	14,346	15,826
Home equity mortgages	28	59	87	1,924	2,011
Credit cards	16	14	30	824	854
Other consumer	12	13	25	485	510
Total consumer	499	1,123	1,622	17,579	19,201
Total loans	$588	$1,229	$1,817	$65,878	$67,695

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans totaled $1,072 million and $1,305 million at September 30, 2014 and December 31, 2013, respectively. For an analysis of reserves for credit losses, see Note 5, "Allowance for Credit Losses." Nonaccrual loans and accruing receivables 90 days or more delinquent consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$11	$44
Other real estate	54	122
Business and corporate banking	25	21
Global banking	—	65
Other commercial	2	2
Total commercial	92	254
Consumer:
Residential mortgages	851	949
Home equity mortgages	68	77
Total residential mortgages(1)(2)(3)	919	1,026
Total consumer loans	919	1,026
Nonaccrual loans held for sale	61	25
Total nonaccruing loans	1,072	1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	3	5
Other commercial	1	1
Total commercial	4	6
Consumer:
Credit card receivables	10	14
Other consumer	11	14
Total consumer loans	21	28
Total accruing loans contractually past due 90 days or more	25	34
Total nonperforming loans	$1,097	$1,339

(1)
At September 30, 2014 and December 31, 2013, residential mortgage loan nonaccrual balances include $827 million and $841 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$23	$25	$77	$86
Interest income that was recorded on nonaccrual loans and included in interest income during the period	6	8	20	18

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
The following table presents information about receivables which were modified during the three and nine months ended September 30, 2014 and 2013 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$—	$15
Business and corporate banking	5	29	16	34
Global banking	—	51	—	51
Other commercial	—	—	10	—
Total commercial	5	80	26	100
Consumer loans:
Residential mortgages	38	63	117	152
Home equity mortgages	1	1	3	3
Credit cards	1	—	4	1
Total consumer	40	64	124	156
Total	$45	$144	$150	$256
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2014 was 1.64 percent and 1.55 percent, respectively, compared with 1.76 percent and 1.97 percent during the three and nine months ended September 30, 2013, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30, 2014	December 31, 2013
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$200	$292
Business and corporate banking	29	21
Global banking	—	51
Other commercial	—	25
Total commercial	229	389
Consumer loans:
Residential mortgages(3)	950	953
Home equity mortgages(3)	20	20
Credit cards	7	8
Total consumer	977	981
Total TDR Loans(4)	$1,206	$1,370

	September 30, 2014	December 31, 2013
	(in millions)
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$2	$16
Business and corporate banking	7	1
Total commercial	9	17
Consumer loans:
Residential mortgages	51	66
Home equity mortgages	2	2
Credit cards	2	2
Total consumer	55	70
Total allowance for credit losses for TDR Loans	$64	$87

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $20 million and $92 million at September 30, 2014 and December 31, 2013, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

HSBC USA Inc.

	September 30, 2014	December 31, 2013
	(in millions)
Commercial loans:
Construction and other real estate	$215	$309
Business and corporate banking	60	60
Global banking	—	51
Other commercial	—	28
Total commercial	275	448
Consumer loans:
Residential mortgages	1,116	1,113
Home equity mortgages	44	40
Credit cards	7	8
Total consumer	1,167	1,161
Total	$1,442	$1,609

(3)
Includes $741 million and $706 million at September 30, 2014 and December 31, 2013, respectively, of loans, primarily residential mortgages, that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes $478 million and $528 million at September 30, 2014 and December 31, 2013, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.
The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$202	$405	$233	$362
Business and corporate banking	29	39	24	49
Global banking	—	25	13	13
Other commercial	—	28	9	29
Total commercial	231	497	279	453
Consumer loans:
Residential mortgages	949	884	935	889
Home equity mortgages	19	20	19	21
Credit cards	8	11	8	12
Total consumer	976	915	962	922
Total average balance of TDR Loans	$1,207	$1,412	$1,241	$1,375
Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$2	$4	$9	$9
Other commercial	—	1	—	3
Total commercial	2	5	9	12
Consumer loans:
Residential mortgages	9	8	26	23
Home equity mortgages	—	—	1	1
Credit cards	—	—	—	1
Total consumer	9	8	27	25
Total interest income recognized on TDR Loans	$11	$13	$36	$37

HSBC USA Inc.

The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$—	$28	$12	$28
Business and corporate banking	—	2	—	2
Total commercial	—	30	12	30
Consumer loans:
Residential mortgages	10	10	27	34
Home equity mortgages	—	—	—	1
Total consumer	10	10	27	35
Total	$10	$40	$39	$65
Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At September 30, 2014
Construction and other real estate	$12	$190	$202	$2
Business and corporate banking	27	10	37	7
Global banking	—	—	—	—
Other commercial	2	8	10	1
Total	$41	$208	$249	$10
At December 31, 2013
Construction and other real estate	$122	$211	$333	$32
Business and corporate banking	28	12	40	3
Global banking	14	51	65	5
Other commercial	1	42	43	—
Total	$165	$316	$481	$40

(1)	Includes impaired commercial loans that are also considered TDR Loans which totaled $229 million and $389 million at September 30, 2014 and December 31, 2013, respectively.

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

	September 30, 2014	December 31, 2013
	(in millions)
Construction and other real estate	$220	$380
Business and corporate banking	78	91
Global banking	—	123
Other commercial	10	47
Total	$308	$641

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
			(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$208	$443	$252	$444
Business and corporate banking	40	62	37	69
Global banking	—	42	16	30
Other commercial	10	63	21	69
Total average balance of impaired commercial loans	$258	$610	$326	$612
Interest income recognized on impaired commercial loans:
Construction and other real estate	$2	$4	$9	$10
Other commercial	—	1	—	4
Total interest income recognized on impaired commercial loans	$2	$5	$9	$14
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

The following table summarizes criticized assets for commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2014
Construction and other real estate	$292	$247	$6	$545
Business and corporate banking	933	121	1	1,055
Global banking	96	142	—	238
Other commercial	24	9	2	35
Total	$1,345	$519	$9	$1,873
At December 31, 2013
Construction and other real estate	$351	$346	$30	$727
Business and corporate banking	557	156	2	715
Global banking	367	112	5	484
Other commercial	79	33	—	112
Total	$1,354	$647	$37	$2,038

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our commercial loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2014
Commercial:
Construction and other real estate	$9,596	$65	$—	$9,661
Business and corporate banking	17,327	25	3	17,355
Global banking	24,001	—	—	24,001
Other commercial	3,042	2	1	3,045
Total commercial	$53,966	$92	$4	$54,062
At December 31, 2013
Commercial:
Construction and other real estate	$8,868	$166	$—	$9,034
Business and corporate banking	14,420	21	5	14,446
Global banking	21,560	65	—	21,625
Other commercial	3,386	2	1	3,389
Total commercial	$48,234	$254	$6	$48,494
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2014
Construction and other real estate	$7,193	$2,468	$9,661
Business and corporate banking	8,635	8,720	17,355
Global banking	21,199	2,802	24,001
Other commercial	1,567	1,478	3,045
Total commercial	$38,594	$15,468	$54,062
At December 31, 2013
Construction and other real estate	$6,069	$2,965	$9,034
Business and corporate banking	7,279	7,167	14,446
Global banking	18,636	2,989	21,625
Other commercial	1,583	1,806	3,389
Total commercial	$33,567	$14,927	$48,494

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	September 30, 2014		December 31, 2013
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgages	$1,055	6.42%	$1,208	7.59%
Home equity mortgages	60	3.29	68	3.38
Total residential mortgages(1)	1,115	6.10	1,276	7.11
Credit cards	14	2.04	21	2.46
Other consumer	14	2.64	19	3.32
Total consumer	$1,143	5.87%	$1,316	6.80%

(1)
At September 30, 2014 and December 31, 2013, residential mortgage loan delinquency includes $967 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Nonperforming   The following table summarizes the status of our consumer loan portfolio:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2014
Consumer:
Residential mortgages	$15,551	$851	$—	$16,402
Home equity mortgages	1,756	68	—	1,824
Total residential mortgages	17,307	919	—	18,226
Credit cards	676	—	10	686
Other consumer	454	—	11	465
Total consumer	$18,437	$919	$21	$19,377
At December 31, 2013
Consumer:
Residential mortgages	$14,877	$949	$—	$15,826
Home equity mortgages	1,934	77	—	2,011
Total residential mortgages	16,811	1,026	—	17,837
Credit cards	840	—	14	854
Other consumer	496	—	14	510
Total consumer	$18,147	$1,026	$28	$19,201
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At September 30, 2014 and December 31, 2013, our loan portfolio included interest-only residential mortgage loans totaling $3,585 million and $3,643 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and nine months ended September 30, 2014 and 2013:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2014
Allowance for credit losses – beginning of period	$94	$180	$96	$13	$149	$42	$39	$11	$624
Provision charged (credited) to income	(9)	36	—	1	(11)	(5)	9	2	23
Charge offs	—	(5)	—	—	(9)	(3)	(10)	(2)	(29)
Recoveries	1	2	—	3	3	2	2	—	13
Net (charge offs) recoveries	1	(3)	—	3	(6)	(1)	(8)	(2)	(16)
Allowance for credit losses – end of period	$86	$213	$96	$17	$132	$36	$40	$11	$631

Three Months Ended September 30, 2013
Allowance for credit losses – beginning of period	$110	$103	$69	$17	$196	$52	$45	$13	$605
Provision charged (credited) to income	(10)	28	(2)	—	(1)	28	10	1	54
Charge offs	(3)	(3)	—	—	(40)	(15)	(11)	(1)	(73)
Recoveries	1	3	—	—	3	1	1	—	9
Net (charge offs) recoveries	(2)	—	—	—	(37)	(14)	(10)	(1)	(64)
Allowance for credit losses – end of period	$98	$131	$67	$17	$158	$66	$45	$13	$595

Nine Months Ended September 30, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	(1)	111	36	(12)	(20)	(11)	18	3	124
Charge offs	(24)	(16)	(8)	—	(45)	(11)	(33)	(7)	(144)
Recoveries	3	6	—	9	11	9	5	2	45
Net (charge offs) recoveries	(21)	(10)	(8)	9	(34)	(2)	(28)	(5)	(99)
Allowance for credit losses – end of period	$86	$213	$96	$17	$132	$36	$40	$11	$631
Ending balance: collectively evaluated for impairment	$84	$206	$96	$16	$81	$34	$38	$11	$566
Ending balance: individually evaluated for impairment	2	7	—	1	51	2	2	—	65
Total allowance for credit losses	$86	$213	$96	$17	$132	$36	$40	$11	$631

Loans:
Collectively evaluated for impairment	$9,459	$17,318	$24,001	$3,035	$14,662	$1,753	$679	$465	$71,372
Individually evaluated for impairment(1)	202	37	—	10	224	5	7	—	485
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,516	66	—	—	1,582
Total loans	$9,661	$17,355	$24,001	$3,045	$16,402	$1,824	$686	$465	$73,439

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged (credited) to income	(15)	45	26	(4)	10	58	21	1	142
Charge offs	(62)	(18)	—	—	(69)	(38)	(34)	(10)	(231)
Recoveries	13	7	—	4	7	1	3	2	37
Net (charge offs) recoveries	(49)	(11)	—	4	(62)	(37)	(31)	(8)	(194)
Allowance for credit losses – end of period	$98	$131	$67	$17	$158	$66	$45	$13	$595
Ending balance: collectively evaluated for impairment	$81	$99	$58	$17	$92	$64	$42	$13	$466
Ending balance: individually evaluated for impairment	17	32	9	—	66	2	3	—	129
Total allowance for credit losses	$98	$131	$67	$17	$158	$66	$45	$13	$595

Loans:
Collectively evaluated for impairment	$8,499	$13,612	$23,305	$2,491	$13,963	$2,004	$846	$538	$65,258
Individually evaluated for impairment(1)	420	56	65	61	215	19	10	—	846
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,542	64	—	—	1,606
Total loans	$8,919	$13,668	$23,370	$2,552	$15,720	$2,087	$856	$538	$67,710

(1)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $741 million and $687 million at September 30, 2014 and 2013, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Commercial loans	$223	$76
Consumer loans:
Residential mortgages	38	91
Other consumer	66	63
Total consumer	104	154
Total loans held for sale	$327	$230
We originate commercial loans in connection with our participation in a number of syndicated credit facilities. Syndicated loans that are originated with the intent of selling them to unaffiliated third parties are classified as commercial loans held for sale. The fair value of commercial loans held for sale under this program was $69 million and $58 million at September 30, 2014 and December 31, 2013, respectively. We have elected to designate all commercial syndicated loans classified as held for sale at fair value under the fair value option. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also includes a $44 million global banking loan at September 30, 2014, which was transferred to held for sale during the first quarter of 2014, as well as commercial real estate loans totaling $110 million and $18 million at September 30, 2014 and December 31, 2013, respectively.
We sell all our agency eligible loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $21 million and $46 million at September 30, 2014 and December 31, 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of consumer loans held for sale continued to exceed fair value at September 30, 2014, we experienced a decrease in the valuation allowance for consumer loans held for sale during the nine months ended September 30, 2014 due primarily to subprime residential mortgage loan sales. The valuation allowance on consumer loans held for sale was $42 million and $77 million at September 30, 2014 and December 31, 2013, respectively. The valuation allowance on commercial loans held for sale was $5 million at September 30, 2014 compared with no allowance at December 31, 2013.

HSBC USA Inc.

7. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Mortgage servicing rights:
Residential	$182	$227
Commercial	2	10
Total mortgage servicing rights	$184	$237
Purchased credit card relationships	49	54
Favorable lease agreements	1	4
Total intangible assets	$234	$295
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
The following table summarizes the critical assumptions used to calculate the fair value of residential MSRs:

	September 30, 2014	December 31, 2013
Annualized constant prepayment rate ("CPR")	13.8%	11.3%
Constant discount rate	13.6%	12.7%
Weighted average life (in years)	4.6	5.3
The following table summarizes residential MSRs activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Fair value of MSRs:
Beginning balance	$186	$225	$227	$168
Additions related to loan sales	—	3	—	14
Changes in fair value due to:
Change in valuation model inputs or assumptions	2	4	(22)	73
Customer payments	(6)	(8)	(23)	(31)
Ending balance	$182	$224	$182	$224
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $24,048 million and $26,951 million at September 30, 2014 and December 31, 2013, respectively.

HSBC USA Inc.

Servicing fees collected are included in residential mortgage banking revenue and totaled $17 million and $52 million during the three and nine months ended September 30, 2014, respectively, compared with $20 million and $62 million during the three and nine months ended September 30, 2013, respectively.
During the second quarter of 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $41,638 million and $44,039 million at September 30, 2014 and December 31, 2013, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, beginning with May 2013 applications, we sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
Commercial mortgage servicing rights  During the third quarter of 2014, we completed the sale of certain commercial MSRs associated with commercial mortgages originated and sold to FNMA, which had previously been classified as held for sale, to a third party for $22 million and recognized a gain of $16 million. Our remaining commercial MSRs represent servicing rights associated with commercial mortgage loans originated and sold to FHLMC which continue to be accounted for at the lower of amortized cost or fair value.
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

8. Goodwill

Goodwill was $1,612 million at both September 30, 2014 and December 31, 2013. Included in goodwill for these periods were accumulated impairment losses of $670 million.
During the third quarter of 2014, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts, with the book value of each reporting unit, including allocated goodwill, being 65 percent or less of fair value.

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

HSBC USA Inc.

	September 30, 2014		December 31, 2013
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$15	$117	$75	$20
Bilateral OTC(2)	45	205	203	192
Interest rate contracts	60	322	278	212

Derivatives accounted for as cash flow hedges(1)
Bilateral OTC(2)	26	(1)	—	3
Foreign exchange contracts	26	(1)	—	3

OTC-cleared(2)	7	—	16	—
Bilateral OTC(2)	3	112	16	62
Interest rate contracts	10	112	32	62

Total derivatives accounted for as hedges	96	433	310	277

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	39	33	82	32
OTC-cleared(2)	12,179	13,178	24,218	25,468
Bilateral OTC(2)	27,794	27,366	31,097	30,451
Interest rate contracts	40,012	40,577	55,397	55,951

Exchange-traded(2)	—	9	7	16
Bilateral OTC(2)	18,033	17,151	15,422	14,565
Foreign exchange contracts	18,033	17,160	15,429	14,581

Equity contract - bilateral OTC(2)	1,423	1,420	1,413	1,412

Exchange-traded(2)	203	5	181	6
Bilateral OTC(2)	1,306	754	1,402	815
Precious metals contracts	1,509	759	1,583	821

OTC-cleared(2)	458	514	576	604
Bilateral OTC(2)	3,819	3,696	4,079	4,104
Credit contracts	4,277	4,210	4,655	4,708

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	619	79	470	91

Foreign exchange contracts - bilateral OTC(2)	—	38	—	44

Equity contracts - bilateral OTC(2)	703	190	789	148

Precious metals contracts - bilateral OTC(2)	—	30	—	36

Credit contracts - bilateral OTC(2)	30	10	9	11

Total derivatives	66,702	64,906	80,055	78,080

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	56,849	56,849	68,616	68,616
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	3,759	1,725	3,870	2,116
Net amounts of derivative assets / liabilities presented in the balance sheet	6,094	6,332	7,569	7,348

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,399	2,652	1,641	3,094
Net amounts of derivative assets / liabilities	$4,695	$3,680	$5,928	$4,254

(1)
Derivative assets / liabilities related to cash flow hedges, fair value hedges and derivative instruments held for purposes other than for trading are recorded in other assets / interest, taxes and other liabilities on the consolidated balance sheet.

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
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $0 million and less than $1 million during the three and nine months ended September 30, 2014, respectively, compared with an increase in the carrying amount of our debt of less than $1 million and $1 million during the three and nine months ended September 30, 2013. We amortized $1 million and $6 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during the three and nine months ended September 30, 2014, respectively, compared with $3 million and $10 million during the three and nine months ended September 30, 2013. The total accumulated unamortized basis adjustments for terminated fair value hedges amounted to an increase in the carrying amount of our debt of $26 million and $33 million as of September 30, 2014 and December 31, 2013, respectively. Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities decreased the carrying amount of the securities by $21 million and increased the carrying amount of the securities by $317 million during the three and nine months ended September 30, 2014, respectively, compared with an increase of $38 million and a decrease of $563 million during the three and nine months ended September 30, 2013. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in the carrying amount of $262 million as of September 30, 2014 compared with a decrease of $84 million as of December 31, 2013.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Three Months Ended September 30, 2014
Interest rate contracts/AFS Securities	$(61)	$10	$90	$(10)	$—
Interest rate contracts/subordinated debt	2	—	—	—	—
Total	$(59)	$10	$90	$(10)	$—

Three Months Ended September 30, 2013
Interest rate contracts/AFS Securities	$(56)	$42	$112	$(39)	$3
Interest rate contracts/subordinated debt	4	—	(15)	1	1
Total	$(52)	$42	$97	$(38)	$4

Nine Months Ended September 30, 2014
Interest rate contracts/AFS Securities	$(188)	$(396)	$289	$391	$(5)
Interest rate contracts/subordinated debt	7	(1)	(16)	1	—
Total	$(181)	$(397)	$273	$392	$(5)

Nine Months Ended September 30, 2013
Interest rate contracts/AFS Securities	$(168)	$609	$337	$(593)	$16
Interest rate contracts/subordinated debt	12	(1)	(46)	1	—
Total	$(156)	$608	$291	$(592)	$16
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of September 30, 2014 and December 31, 2013, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2014, $2 million and $4 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss) compared with losses of $2 million and $9 million during the three and nine months ended September 30, 2013. During the next twelve months, we expect to amortize $10 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$1	$2	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(11)	32	Interest income (expense)	(2)	(2)	Other income	—	—
Total	$(10)	$34		$(2)	$(2)		$—	$—

Nine Months Ended September 30,
Foreign exchange contracts	$2	$3	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(72)	150	Interest income (expense)	(4)	(9)	Other income	—	—
Total	$(70)	$153		$(4)	$(9)		$—	$—
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy-protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue (expense) or residential mortgage banking revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue (expense).
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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in millions)
Interest rate contracts	Trading revenue (expense)	$215	$13	$183	$(369)
Interest rate contracts	Residential mortgage banking revenue	(2)	(4)	33	(45)
Foreign exchange contracts	Trading revenue (expense)	(182)	77	(99)	655
Equity contracts	Trading revenue (expense)	—	2	—	4
Precious metals contracts	Trading revenue (expense)	36	(55)	54	6
Credit contracts	Trading revenue (expense)	(76)	2	(191)	80
Total		$(9)	$35	$(20)	$331
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
				(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$42	$(15)	$269	$(253)
Interest rate contracts	Residential mortgage banking revenue	—	(9)	—	(5)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	5	(2)	18	(57)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(67)	234	272	474
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	(12)	42	12	—
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	(1)	(1)	—	—
Credit contracts	Other income	3	(3)	(8)	—
Total		$(30)	$246	$563	$159
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches and whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2014, was $5,098 million for which we have posted collateral of $4,137 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2013, was $5,614 million for which we have posted collateral of $5,059 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 17, "Guarantee Arrangements, Pledged Assets and Collateral," for further details.

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

Moody’s	Long-Term Ratings
Short-Term Ratings	A1	A2	A3
	(in millions)
P-1	$—	$35	$250
P-2	1	35	250

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$—	$—	$34
A-1	3	3	37
We would be required to post $4 million of additional collateral on total return swaps if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2014	December 31, 2013
	(in millions)
Interest rate:
Futures and forwards	$220,669	$175,468
Swaps	3,056,578	3,645,085
Options written	53,332	85,021
Options purchased	70,007	87,735
	3,400,586	3,993,309
Foreign Exchange:
Swaps, futures and forwards	892,385	804,278
Options written	131,705	82,817
Options purchased	133,386	84,835
Spot	79,880	52,193
	1,237,356	1,024,123
Commodities, equities and precious metals:
Swaps, futures and forwards	50,332	41,123
Options written	14,740	21,531
Options purchased	20,491	21,723
	85,563	84,377
Credit derivatives	346,794	355,286
Total	$5,070,299	$5,457,095

HSBC USA Inc.

10. Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards ("IFRSs"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply FVO reporting to commercial syndicated loans held for sale, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and are included as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of September 30, 2014 and December 31, 2013, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. The own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, inclusive of structured notes and structured deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. Cash flows of the hybrid instruments are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
At September 30, 2014
Commercial syndicated loans	$69	$69
Fixed rate long-term debt	2,080	1,750
Hybrid instruments:
Structured deposits	7,537	7,392
Structured notes	6,616	6,355
At December 31, 2013
Commercial syndicated loans	$58	$59
Fixed rate long-term debt	1,893	1,750
Hybrid instruments:
Structured deposits	7,740	7,539
Structured notes	5,693	5,377

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

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2014
Interest rate and other components(1)	$1	$(24)	$70	$47
Credit risk component(2)(3)	—	7	15	22
Total mark-to-market on financial instruments designated at fair value	1	(17)	85	69
Mark-to-market on the related derivatives	—	14	(64)	(50)
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$1	$14	$21	$36

Three Months Ended September 30, 2013
Interest rate and other components(1)	$—	$40	$(280)	$(240)
Credit risk component(2)(3)	—	(63)	39	(24)
Total mark-to-market on financial instruments designated at fair value	—	(23)	(241)	(264)
Mark-to-market on the related derivatives	—	(39)	280	241
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(45)	$39	$(6)

Nine Months Ended September 30, 2014
Interest rate and other components(1)	$1	$(167)	$(413)	$(579)
Credit risk component(2)(3)	—	(20)	48	28
Total mark-to-market on financial instruments designated at fair value	1	(187)	(365)	(551)
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	134	386	520
Net realized gain on the related long-term debt derivatives	—	51	—	51
Gain (loss) on instruments designated at fair value and related derivatives	$1	$(2)	$21	$20

Nine Months Ended September 30, 2013
Interest rate and other components(1)	$—	$223	$(392)	$(169)
Credit risk component(2)(3)	21	(52)	126	95
Total mark-to-market on financial instruments designated at fair value	21	171	(266)	(74)
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(229)	344	115
Net realized gain on the related long-term debt derivatives	—	49	—	49
Gain (loss) on instruments designated at fair value and related derivatives	$13	$(9)	$78	$82

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

HSBC USA Inc.

(2)
During the three months ended September 30, 2014, the gain in the credit risk component for long-term debt is attributable to the widening of our own credit spreads while the loss in the nine months ended September 30, 2014, is attributable to the tightening of our own credit spreads. The losses in the three and nine months ended September 30, 2013 are also attributable to the tightening of our own credit spreads.

(3)
During the three and nine months September 30, 2014 and 2013, the gains in the credit risk component for hybrid instruments are attributable primarily to the widening of credit spreads on structured deposits and structured notes.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances:

Three Months Ended September 30,	2014	2013
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$287	$257
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(44) million and $(13) million, respectively	(71)	(29)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(10) million and $(14) million, respectively(1)	(17)	(21)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million(2)	1	—
Total other comprehensive income (loss) for period	(87)	(50)
Balance at end of period	200	207
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(57)	(67)
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $4 million and $1 million, respectively(3)	6	2
Total other comprehensive income for period	6	2
Balance at end of period	(51)	(65)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(118)	(127)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $(4) million and $14 million, respectively	(6)	20
Reclassification adjustment for losses realized in net income, net of tax of less than $1 million and $1 million, respectively(4)	1	1
Total other comprehensive income (loss) for period	(5)	21
Balance at end of period	(123)	(106)
Pension and postretirement benefit liability:
Balance at beginning of period	2	(6)
Other comprehensive income for period:
Change in pension and postretirement liability, net of tax of less than $1 million	—	1
Total other comprehensive income for period	—	1
Balance at end of period	2	(5)
Total accumulated other comprehensive income at end of period	$28	$31

HSBC USA Inc.

Nine Months Ended September 30,	2014	2013
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(18)	$992
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $157 million and $(468) million, respectively	243	(679)
Reclassification adjustment for gains realized in net income, net of tax of $(16) million and $(75) million, respectively(1)	(26)	(106)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of less than $1 million(2)	1	—
Total other comprehensive income (loss) for period	218	(785)
Balance at end of period	200	207
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(60)	—
Adjustment to add other-than-temporary impairment due to the consolidation of a VIE, net of tax of $(48) million	—	(67)
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $7 million and $1 million, respectively(3)	9	2
Total other comprehensive income for period	9	2
Balance at end of period	(51)	(65)
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(83)	(201)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $(28) million and $63 million, respectively	(42)	90
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $4 million, respectively(4)	2	5
Total other comprehensive income (loss) for period	(40)	95
Balance at end of period	(123)	(106)
Pension and postretirement benefit liability:
Balance at beginning of period	2	(6)
Other comprehensive income for period:
Change in pension and postretirement liability, net of tax of less than $1 million	—	1
Total other comprehensive income for period	—	1
Balance at end of period	2	(5)
Total accumulated other comprehensive income at end of period	$28	$31

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

(2)
Amount amortized to net income is included in interest income in our consolidated statement of income. During the third quarter of 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of the transfer, AOCI included net pretax unrealized losses of $234 million related to the transferred securities which will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

(3)	Amount reclassified to the carrying value of the debt securities is included in securities held-to-maturity in our consolidated balance sheet.

(4)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Service cost – benefits earned during the period	$1	$1	$3	$3
Interest cost on projected benefit obligation	17	18	53	52
Expected return on assets	(22)	(19)	(64)	(60)
Recognized losses	8	10	27	36
Pension expense	$4	$10	$19	$31
Pension expense was lower during the three and nine months ended September 30, 2014 due to lower recognized losses as well as a higher expected return on plan assets. During the first quarter of 2014, an additional contribution of $74 million was made to the Plan.
Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest cost	$1	$1	$2	$2
Amortization of gain	—	—	(1)	—
Net periodic postretirement benefit cost	$1	$1	$1	$2

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

	September 30, 2014	December 31, 2013
	(in millions)
Assets:
Cash and due from banks	$159	$102
Interest bearing deposits with banks (1)	960	631
Trading assets (2)	17,908	17,082
Loans	4,812	5,328
Other (3)	1,359	1,219
Total assets	$25,198	$24,362
Liabilities:
Deposits	$12,672	$16,936
Trading liabilities (2)	18,670	19,463
Short-term borrowings	504	1,514
Long-term debt	3,984	3,987
Other (3)	598	573
Total liabilities	$36,428	$42,473

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $800 million and $500 million at September 30, 2014 and December 31, 2013, respectively.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Income/(Expense):
Interest income	$37	$31	$160	$143
Interest expense	(19)	(19)	(56)	(59)
Net interest income	$18	$12	$104	$84
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance Corporation	$24	$20	$62	$67
HSBC Markets (USA) Inc. ("HMUS")	3	4	8	13
Other HSBC affiliates	12	9	43	39
Other HSBC affiliates income	14	8	38	35
Total affiliate income	$53	$41	$151	$154
Support services from HSBC affiliates:
HSBC Finance Corporation	$(2)	$(2)	$(8)	$(11)
HMUS	(52)	(58)	(156)	(164)
HSBC Technology & Services (USA) ("HTSU")	(274)	(274)	(798)	(749)
Other HSBC affiliates	(60)	(44)	(165)	(140)
Total support services from HSBC affiliates	$(388)	$(378)	$(1,127)	$(1,064)
Stock based compensation expense with HSBC (1)	$(18)	$(7)	$(36)	$(29)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. Long-term debt with affiliates reflects $4.0 billion in floating rate senior debt with HSBC North America. Of this amount, $1.0 billion matures in August 2015 and $3.0 billion matures in October 2015. The debt bears interest at 90 day U.S. dollar Libor plus a spread, with each maturity at a different spread.
We have the following funding arrangements available with HSBC affiliates, although there were no outstanding balances at either September 30, 2014 or December 31, 2013:

•	$1,000 million committed line of credit with HSBC Investment (Bahamas) Limited; and

•	$150 million uncommitted line of credit with HSBC North America Inc. ("HNAI").
We have also incurred short-term borrowings with certain affiliates, largely related to metals activity. In addition, certain affiliates have also placed deposits with us.

HSBC USA Inc.

Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2014 and December 31, 2013, we have the following loan balances outstanding with HSBC affiliates:

	September 30, 2014	December 31, 2013
	(in millions)
HSBC Finance Corporation	$3,014	$3,015
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	559	199
HSBC Bank Brasil S.A.	1,103	1,000
Other short-term affiliate lending	136	1,114
Total loans	$4,812	$5,328
HSBC Finance Corporation - We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2015. The credit agreement allows for borrowings with maturities of up to 5 years. At both September 30, 2014 and December 31, 2013, $3.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either September 30, 2014 or December 31, 2013. This credit facility expires in May 2017.
HMUS and subsidiaries - We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $6.7 billion and $3.8 billion at September 30, 2014 and December 31, 2013, respectively, of which $559 million and $199 million, respectively, was outstanding. The outstanding balances mature at various stages between 2015 and 2017.
HSBC Bank Brasil S.A. - We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.3 billion and $1.5 billion at September 30, 2014 and December 31, 2013, respectively, of which $1.1 billion and $1.0 billion, respectively, was outstanding. The outstanding balances mature at various stages between 2015 and 2016.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either September 30, 2014 and December 31, 2013.
Other short-term affiliate lending - In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2014 and December 31, 2013, there were $136 million and $1,114 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by our affiliate, in relation to assets originated in the U.S. region. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $2.4 billion as of September 30, 2014, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates. The notional value of derivative contracts related to these contracts was approximately $1,119.1 billion and $1,210.6 billion at September 30, 2014 and December 31, 2013, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $649 million and $845 million at September 30, 2014 and December 31, 2013, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in Servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in Support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $867 million and $983 million at September 30, 2014 and December 31, 2013, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

Other Transactions with HSBC Affiliates
We also received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $14 million and $41 million during the three and nine months ended September 30, 2014, respectively, compared with $12 million and $37 million during the three and nine months ended September 30, 2013, respectively.

14. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2013 Form 10-K.
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
A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented in Note 23, "Business Segments," in our 2013 Form 10-K. There have been no significant changes since December 31, 2013 in the differences between U.S. GAAP and IFRSs impacting our results.

HSBC USA Inc.

The following table summarizes the results for each segment on an IFRSs basis, as well as provides a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals:

	IFRSs Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(4)	IFRSs Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2014
Net interest income(1)	$196	$204	$74	$47	$(2)	$8	$527	$(20)	$36	$543
Other operating income	98	90	191	28	23	(8)	422	7	(43)	386
Total operating income	294	294	265	75	21	—	949	(13)	(7)	929
Loan impairment charges(3)	11	29	11	(4)	—	—	47	(14)	(10)	23
	283	265	254	79	21	—	902	1	3	906
Operating expenses(2)	343	169	553	58	30	—	1,153	(222)	3	934
Profit (loss) before income tax expense	$(60)	$96	$(299)	$21	$(9)	$—	$(251)	$223	$—	$(28)

Three Months Ended September 30, 2013
Net interest income(1)	$205	$181	$78	$46	$(6)	$(2)	$502	$(17)	$7	$492
Other operating income	81	77	296	27	(38)	2	445	(8)	(5)	432
Total operating income	286	258	374	73	(44)	—	947	(25)	2	924
Loan impairment charges(3)	44	26	(3)	3	—	—	70	(11)	(5)	54
	242	232	377	70	(44)	—	877	(14)	7	870
Operating expenses(2)	301	169	255	62	31	—	818	9	7	834
Profit (loss) before income tax expense	$(59)	$63	$122	$8	$(75)	$—	$59	$(23)	$—	$36

Nine Months Ended September 30, 2014
Net interest income(1)	$606	$593	$280	$152	$63	$(1)	$1,693	$(51)	$93	$1,735
Other operating income	315	222	636	78	10	1	1,262	(3)	(112)	1,147
Total operating income	921	815	916	230	73	—	2,955	(54)	(19)	2,882
Loan impairment charges(3)	34	119	66	(9)	—	—	210	(62)	(24)	124
	887	696	850	239	73	—	2,745	8	5	2,758
Operating expenses(2)	920	501	1,031	174	83	—	2,709	(154)	5	2,560
Profit (loss) before income tax expense	$(33)	$195	$(181)	$65	$(10)	$—	$36	$162	$—	$198
Balances at end of period:
Total assets	$19,339	$27,769	$169,686	$7,670	$839	$—	$225,303	$(50,353)	$62	$175,012
Total loans, net	16,491	26,626	20,056	5,981	—	—	69,154	1,224	2,430	72,808
Goodwill	581	358	—	325	—	—	1,264	348		1,612
Total deposits	28,515	22,616	32,753	11,221	—	—	95,105	(3,758)	17,330	108,677

HSBC USA Inc.

	IFRSs Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	IFRSs Adjustments(4)	IFRSs Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)

Nine Months Ended September 30, 2013
Net interest income(1)	$626	$523	$312	$140	$(34)	$(9)	$1,558	$(55)	$12	$1,515
Other operating income	270	219	973	85	13	9	1,569	30	(9)	1,590
Total operating income	896	742	1,285	225	(21)	—	3,127	(25)	3	3,105
Loan impairment charges(3)	97	41	6	4	—	—	148	(15)	9	142
	799	701	1,279	221	(21)	—	2,979	(10)	(6)	2,963
Operating expenses(2)	892	502	735	189	74	—	2,392	(18)	(6)	2,368
Profit (loss) before income tax expense	$(93)	$199	$544	$32	$(95)	$—	$587	$8	$—	$595
Balances at end of period:
Total assets	$19,297	$22,571	$190,174	$7,996	$804	$—	$240,842	$(53,563)	$96	$187,375
Total loans, net	16,221	21,414	19,521	5,869	—	—	63,025	1,794	2,296	67,115
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	30,594	21,614	34,306	11,875	—	—	98,389	(4,491)	19,023	112,921

(1)
Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Balance Sheet Management and more appropriately reflect the profitability of segments.

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
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Capital Amount	Well-Capitalized Minimum Ratio(1)(2)	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio(3)
	(dollars are in millions)
Total capital ratio:
HSBC USA	$20,885	10.00%	16.00%	$20,242	10.00%		16.36%
HSBC Bank USA	22,616	10.00%	17.98	21,324	10.00%		18.03
Tier 1 capital ratio:
HSBC USA	15,124	6.00	11.58	14,409	6.00		11.65
HSBC Bank USA	17,116	8.00	13.61	15,763	6.00		13.33
Common equity Tier 1 ratio(4):
HSBC USA	13,647	4.50	10.45	12,301	5.00	(5)	9.94
HSBC Bank USA	17,116	6.50	13.61	15,763	5.00		13.33
Tier 1 leverage ratio:
HSBC USA	15,124	4.00	8.56	14,409	3.00	(6)	7.90
HSBC Bank USA	17,116	5.00	10.09	15,763	5.00		9.06
Risk weighted assets:
HSBC USA	130,561			123,737
HSBC Bank USA	125,768			118,285

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
We did not receive any cash capital contributions from our immediate parent, HNAI during the first nine months of 2014. We did not make any capital contributions to our subsidiary, HSBC Bank USA, during the nine months ended September 30, 2014.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of September 30, 2014 and December 31, 2013 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2014		December 31, 2013
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	3	—	5	—
Held-to-maturity securities	76	—	200	—
Other assets	37	—	45	—
Other liabilities	—	—	—	3
Subtotal	116	—	250	3
Low income housing limited liability partnership:
Other assets	399	—	457	—
Long-term debt	—	92	—	92
Other liabilities	—	81	—	90
Subtotal	$399	$173	$457	$182
Total	$515	$173	$707	$185
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
Low income housing limited liability partnership  In 2009, all low income housing investments held by us at the time were transferred to a Limited Liability Partnership ("LLP") in exchange for debt and equity while a third party invested cash for an

HSBC USA Inc.

equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor in other liabilities and the assets of the LLP in other assets on our consolidated balance sheet. The investments held by the LLP represent equity investments in the underlying low income housing partnerships for which the LLP applies equity-method accounting. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of September 30, 2014 and December 31, 2013:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At September 30, 2014
Asset-backed commercial paper conduits	$59	$—	$10,673	$2,354
Structured note vehicles	2,830	8	5,899	5,885
Low income housing partnerships	5	4	5	5
Total	$2,894	$12	$16,577	$8,244
At December 31, 2013
Asset-backed commercial paper conduits	$417	$—	$17,044	$2,560
Structured note vehicles	2,272	55	6,190	5,888
Total	$2,689	$55	$23,234	$8,448
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

HSBC USA Inc.

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
Low income housing partnerships Separately from the low income housing LLP discussed above, we invest as a limited partner in a low-income housing partnership that operates qualified affordable housing projects and generates tax benefits, including federal low-income housing tax credits, for investors. The partnership is deemed to be a VIE because it does not have sufficient equity investment at risk and is structured with non-substantive voting rights. We are not the primary beneficiary of the VIE and do not consolidate it.
Our investment in the low-income housing partnership is recorded in other assets on the consolidated balance sheet. As a practical expedient, we amortize the investment in proportion to the allocated tax credits under the proportional amortization method of accounting. The maximum exposure to loss shown in the table above represents our recorded investment.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of September 30, 2014 and December 31, 2013. Following the table is a description of the various arrangements.

	September 30, 2014		December 31, 2013
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$569	$171,067	$545	$180,380
Financial standby letters of credit, net of participations(2)(3)	—	5,612	—	5,237
Performance (non-financial) guarantees(3)	—	3,037	—	3,172
Liquidity asset purchase agreements(3)	—	2,354	—	2,560
Total	$569	$182,070	$545	$191,349

(1)	Includes $36,672 million and $34,856 million of notional issued for the benefit of HSBC affiliates at September 30, 2014 and December 31, 2013, respectively.

(2)	Includes $932 million and $865 million issued for the benefit of HSBC affiliates at September 30, 2014 and December 31, 2013, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$569	$171,067	$545	$180,380
Buy-protection credit derivative positions	(417)	175,727	(505)	174,906
Net position(1)	$152	$(4,660)	$40	$5,474

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of September 30, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5,612 million and $3,037 million, respectively. As of December 31, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5,237 million and $3,172 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $41 million and $46 million at September 30, 2014 and December 31, 2013, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $18 million at September 30, 2014 and December 31, 2013, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of September 30, 2014 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.4	$105,388	$21,741	$127,129
Structured CDS	1.9	14,811	2,386	17,197
Index credit derivatives	2.5	15,997	6,812	22,809
Total return swaps	3.0	3,521	411	3,932
Subtotal		139,717	31,350	171,067
Standby Letters of Credit(2)	1.0	6,419	2,230	8,649
Total		$146,136	$33,580	$179,716

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

HSBC USA Inc.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in millions)
GSEs	$2	$41
Others	1	3
Total	$3	$44
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses.
The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and nine months ended September 30, 2014 and 2013 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Balance at beginning of period	$34	$217	$99	$219
Increase (decrease) in liability recorded through earnings	(4)	—	(38)	36
Realized losses	—	(19)	(31)	(57)
Balance at end of period	$30	$198	$30	$198
Our remaining mortgage repurchase liability of $30 million at September 30, 2014 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales adjusted for settlements reached with counterparties. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends, including significantly lower levels of demands received, and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2014. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by our affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of September 30, 2014 and December 31, 2013, we had issued $2,354 million and $2,560 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 16, "Variable Interest Entities," for further information.
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

HSBC USA Inc.

Pledged Assets  Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Interest bearing deposits with banks	$374	$355
Trading assets(1)	2,086	1,296
Securities available-for-sale(2)	15,208	21,346
Securities held-to-maturity	1,140	362
Loans(3)	3,603	3,969
Other assets(4)	2,325	2,904
Total	$24,736	$30,232

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $5,149 million and $10,950 million at September 30, 2014 and December 31, 2013, respectively. The fair value of trading assets that can be sold or repledged was $2,086 million and $1,296 million at September 30, 2014 and December 31, 2013, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $4,895 million and $4,187 million at September 30, 2014 and December 31, 2013, respectively. This collateral was obtained under security resale agreements. Of this collateral, $3,597 million and $2,771 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at September 30, 2014 and December 31, 2013, respectively.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Activity and Litigation" in Note 19, "Litigation and Regulatory Matters," for additional discussion of related exposure.

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
The following table provides information about repurchase agreements and resell agreements that are subject to offset as of September 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of September 30, 2014:
Assets:
Securities purchased under agreements to resell	$5,295	4,199	1,096	1,096	—	$—
Liabilities:
Securities sold under repurchase agreements	$10,833	4,199	6,634	6,634	—	$—

As of December 31, 2013:
Assets:
Securities purchased under agreements to resell	$4,187	2,068	2,119	2,118	—	$1
Liabilities:
Securities sold under repurchase agreements	$14,989	2,068	12,921	12,913	—	$8

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2014 and December 31, 2013:

September 30, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$27,443	$27,443	$1,013	$26,379	$51
Federal funds sold and securities purchased under resale agreements	1,096	1,096	—	1,096	—
Non-derivative trading assets	17,453	17,453	1,958	12,397	3,098
Derivatives	6,094	6,094	22	6,029	43
Securities	41,934	42,022	21,744	20,278	—
Commercial loans, net of allowance for credit losses	53,650	55,333	—	—	55,333
Commercial loans designated under fair value option and held for sale	69	69	—	69	—
Commercial loans held for sale	154	154	—	154	—
Consumer loans, net of allowance for credit losses	19,158	17,311	—	—	17,311
Consumer loans held for sale:
Residential mortgages	38	38	—	17	21
Other consumer	66	66	—	—	66
Financial liabilities:
Short-term financial liabilities	$11,933	$11,933	$—	$11,882	$51
Deposits:
Without fixed maturities	98,939	98,939	—	98,939	—
Fixed maturities	2,201	2,204	—	2,204	—
Deposits designated under fair value option	7,537	7,537	—	5,632	1,905
Non-derivative trading liabilities	3,625	3,625	412	3,213	—
Derivatives	6,332	6,332	5	6,305	22
Long-term debt	16,338	16,919	—	16,919	—
Long-term debt designated under fair value option	8,696	8,696	—	8,064	632

HSBC USA Inc.

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$20,626	$20,626	$961	$19,614	$51
Federal funds sold and securities purchased under resale agreements	2,119	2,119	—	2,119	—
Non-derivative trading assets	22,903	22,903	1,344	18,924	2,635
Derivatives	7,569	7,569	26	7,467	76
Securities	56,368	56,405	39,553	16,852	—
Commercial loans, net of allowance for credit losses	48,186	49,897	—	—	49,897
Commercial loans designated under fair value option and held for sale	58	58	—	58	—
Commercial loans held for sale	18	18	—	18	—
Consumer loans, net of allowance for credit losses	18,903	16,051	—	—	16,051
Consumer loans held for sale:
Residential mortgages	91	92	—	36	56
Other consumer	63	63	—	—	63
Financial liabilities:
Short-term financial liabilities	$19,205	$19,205	$—	$19,154	$51
Deposits:
Without fixed maturities	102,584	102,584	—	102,584	—
Fixed maturities	2,284	2,289	—	2,289	—
Deposits designated under fair value option	7,740	7,740	—	5,406	2,334
Non-derivative trading liabilities	4,134	4,134	308	3,826	—
Derivatives	7,348	7,348	5	7,294	49
Long-term debt	15,261	15,729	—	15,729	—
Long-term debt designated under fair value option	7,586	7,586	—	6,686	900
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2014 and December 31, 2013 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans during 2014 is largely due to improved conditions in the housing industry driven by increased property values and, to a lesser extent, lower required market yields and increased investor demand for these types of receivables.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
September 30, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,958	$97	$—	$2,055	$—	$2,055
Obligations of U.S. States and political subdivisions	—	611	—	611	—	611
Collateralized debt obligations	—	—	269	269	—	269
Asset-backed securities:
Residential mortgages	—	149	—	149	—	149
Student Loans	—	84	—	84	—	84
Corporate and other domestic debt securities	—	—	2,829	2,829	—	2,829
Debt Securities issued by foreign entities:
Corporate	—	274	—	274	—	274
Government-backed	—	3,162	—	3,162	—	3,162
Equity securities	—	22	—	22	—	22
Precious metals trading	—	7,998	—	7,998	—	7,998
Derivatives(2):
Interest rate contracts	39	40,658	4	40,701	—	40,701
Foreign exchange contracts	—	18,046	13	18,059	—	18,059
Equity contracts	—	1,995	131	2,126	—	2,126
Precious metals contracts	203	1,306	—	1,509	—	1,509
Credit contracts	—	3,989	318	4,307	—	4,307
Derivatives netting	—	—	—	—	(60,608)	(60,608)
Total derivatives	242	65,994	466	66,702	(60,608)	6,094
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	21,744	2,609	—	24,353	—	24,353
Obligations of U.S. states and political subdivisions	—	706	—	706	—	706
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	60	—	60	—	60
Home equity	—	92	—	92	—	92
Other	—	95	—	95	—	95
Debt Securities issued by foreign entities:
Corporate	—	859	—	859	—	859
Government-backed	—	3,470	—	3,470	—	3,470
Equity securities	—	165	—	165	—	165
Loans(3)	—	69	—	69	—	69
Mortgage servicing rights(4)	—	—	182	182	—	182
Total assets	$23,944	$86,517	$3,746	$114,207	$(60,608)	$53,599
Liabilities:
Deposits in domestic offices(5)	$—	$5,632	$1,905	$7,537	$—	$7,537
Trading liabilities, excluding derivatives	412	3,213	—	3,625	—	3,625
Derivatives(2):
Interest rate contracts	33	41,057	—	41,090	—	41,090
Foreign exchange contracts	9	17,172	16	17,197	—	17,197
Equity contracts	—	1,492	118	1,610	—	1,610
Precious metals contracts	5	784	—	789	—	789
Credit contracts	—	4,123	97	4,220	—	4,220
Derivatives netting	—	—	—	—	(58,574)	(58,574)
Total derivatives	47	64,628	231	64,906	(58,574)	6,332
Long-term debt(6)	—	8,064	632	8,696	—	8,696
Total liabilities	$459	$81,537	$2,768	$84,764	$(58,574)	$26,190

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,344	$178	$—	$1,522	$—	$1,522
Obligations of U. S. States and political subdivisions	—	25	—	25	—	25
Collateralized debt obligations	—	—	254	254	—	254
Asset-backed securities:
Residential mortgages	—	159	—	159	—	159
Student loans	—	68	—	68	—	68
Corporate and other domestic debt securities	—	—	2,260	2,260	—	2,260
Debt Securities issued by foreign entities:
Corporate	—	495	—	495	—	495
Government-backed	—	6,223	121	6,344	—	6,344
Equity securities	—	25	—	25	—	25
Precious metals trading	—	11,751	—	11,751	—	11,751
Derivatives(2):
Interest rate contracts	81	56,095	1	56,177	—	56,177
Foreign exchange contracts	7	15,291	131	15,429	—	15,429
Equity contracts	—	2,042	160	2,202	—	2,202
Precious metals contracts	182	1,400	1	1,583	—	1,583
Credit contracts	—	4,152	512	4,664	—	4,664
Derivatives netting	—	—	—	—	(72,486)	(72,486)
Total derivatives	270	78,980	805	80,055	(72,486)	7,569
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	39,513	9,439	—	48,952	—	48,952
Obligations of U.S. states and political subdivisions	—	742	—	742	—	742
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	126	—	126	—	126
Home equity	—	227	—	227	—	227
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	881	—	881	—	881
Government-backed	40	3,681	—	3,721	—	3,721
Equity securities	—	162	—	162	—	162
Loans(3)	—	58	—	58	—	58
Mortgage servicing rights(4)	—	—	227	227	—	227
Total assets	$41,167	$113,315	$3,667	$158,149	$(72,486)	$85,663
Liabilities:
Deposits in domestic offices(5)	$—	$5,406	$2,334	$7,740	$—	$7,740
Trading liabilities, excluding derivatives	308	3,826	—	4,134	—	4,134
Derivatives(2):
Interest rate contracts	34	56,282	—	56,316	—	56,316
Foreign exchange contracts	16	14,576	36	14,628	—	14,628
Equity contracts	—	1,403	157	1,560	—	1,560
Precious metals contracts	7	847	3	857	—	857
Credit contracts	—	4,398	321	4,719	—	4,719
Derivatives netting	—	—	—	—	(70,732)	(70,732)
Total derivatives	57	77,506	517	78,080	(70,732)	7,348
Long-term debt(6)	—	6,686	900	7,586	—	7,586
Total liabilities	$365	$93,424	$3,751	$97,540	$(70,732)	$26,808

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

(2)
Includes trading derivative assets of $4,646 million and $5,991 million and trading derivative liabilities of $5,552 million and $6,741 million as of September 30, 2014 and December 31, 2013, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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
Transfers between Levels 1 and 2 Measurements  There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2014 and 2013.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2014 and 2013. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$260	$20	$—	$—	$—	$(11)	$—	$—	$269	$19
Corporate and other domestic debt securities	2,819	—	—	10	—	—	—	—	2,829	—
Government debt securities issued by foreign entities	—	—	—	—	—	—	—	—	—	—
Derivatives, net(2):
Interest rate contracts	—	4	—	—	—	—	—	—	4	3
Foreign exchange contracts		(3)	—	—	—	—	—	—	(3)	(3)
Equity contracts	59	(21)	—	—	—	(23)	(1)	(1)	13	(32)
Precious metals contracts	—	—	—	—	—	—	—	—	—	—
Credit contracts	257	(31)	—	—	—	(5)	—	—	221	(36)
Mortgage servicing rights(3)	186	—	2	—	—	(6)	—	—	182	2
Total assets	$3,581	$(31)	$2	$10	$—	$(45)	$(1)	$(1)	$3,515	$(47)
Liabilities:
Deposits in domestic offices	$(2,257)	$(2)	$—	$—	$(111)	$129	$(59)	$395	(1,905)	$26
Long-term debt	(738)	27	—	—	(82)	82	(2)	81	(632)	9
Total liabilities	$(2,995)	$25	$—	$—	$(193)	$211	$(61)	$476	$(2,537)	$35

HSBC USA Inc.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$34	$—	$—	$—	$(19)	$—	$—	$269	$31
Corporate and other domestic debt securities	2,260	(5)	—	574	—	—	—	—	2,829	(4)
Government debt securities issued by foreign entities	121	5	—	—	—	(7)	—	(119)	—	—
Derivatives, net(2):
Interest rate contracts	1	3	—	—	—	—	—	—	4	3
Foreign exchange contracts	95	7	—	—	—	(12)	—	(93)	(3)	(1)
Equity contracts	3	65	—	—	—	(59)	7	(3)	13	8
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(86)	—	—	—	2	—	114	221	(134)
Mortgage servicing rights(3)	227	—	(22)	—	—	(23)	—	—	182	(22)
Total assets	$3,150	$25	$(22)	$574	$—	$(118)	$7	$(101)	$3,515	$(119)
Liabilities:
Deposits in domestic offices	$(2,334)	$(211)	$—	$—	$(271)	$428	$(108)	$591	(1,905)	$(10)
Long-term debt	(900)	121	—	—	(234)	202	(2)	181	(632)	(15)
Total liabilities	$(3,234)	$(90)	$—	$—	$(505)	$630	$(110)	$772	$(2,537)	$(25)

HSBC USA Inc.

	Jul. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$227	$21	$—	$—	$—	$(3)	$—	$—	$245	$20
Corporate and other domestic debt securities	1,498	—	—	15	—	—	—	—	1,513	—
Corporate debt securities issued by foreign entities	285	6	—	—	—	(99)	—	—	192	6
Government debt securities issued by foreign entities	135	(7)	—	—	—	(7)	—	—	121	(8)
Equity securities	—	—	—	—	—	—	—	—	—	—
Derivatives, net(2):
Interest rate contracts	(1)	—	2	—	—	—	—	—	1	2
Foreign exchange contracts	104	6	—	—	—	(6)	1	—	105	—
Equity contracts	(83)	50	—	—	—	(5)	4	(4)	(38)	47
Precious metals contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Credit contracts	225	(26)	—	—	—	14	—	—	213	(18)
Mortgage servicing rights(3)	225	—	(1)	—	—	—	—	—	224	(1)
Total assets	$2,615	$49	$1	$15	$—	$(106)	$5	$(4)	$2,575	$47
Liabilities:
Deposits in domestic offices	$(2,448)	$(33)	$—	$—	$(73)	$85	$(84)	$79	(2,474)	$(18)
Long-term debt	(672)	(9)	—	—	(156)	83	(25)	24	(755)	(18)
Total liabilities	$(3,120)	$(42)	$—	$—	$(229)	$168	$(109)	$103	$(3,229)	$(36)

HSBC USA Inc.

	Jan. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$139	$—	$236	$—	$(596)	$—	$—	$245	$137
Corporate and other domestic debt securities	1,861	28	—	46	—	(422)	—	—	1,513	28
Corporate debt securities issued by foreign entities	299	(8)	—	—	—	(99)	—	—	192	(8)
Government debt securities issued by foreign entities	311	14	—	—	—	(204)	—	—	121	2
Equity securities	9	(5)	—	—	—	(4)	—	—	—	(5)
Derivatives, net(2):
Interest rate contracts	7	—	(6)	—	—	—	—	—	1	(7)
Foreign exchange contracts	5	2	—	—	—	110	(12)	—	105	107
Equity contracts	(7)	30	—	—	—	(52)	16	(25)	(38)	(28)
Precious metals contracts	—	(1)	—	—	—	—	—	—	(1)	(1)
Credit contracts	571	(186)	—	—	—	(126)	(46)	—	213	(287)
Mortgage servicing rights(3)	168	—	45	—	11	—	—	—	224	45
Total assets	$3,690	$13	$39	$282	$11	$(1,393)	$(42)	$(25)	$2,575	$(17)
Liabilities:
Deposits in domestic offices	$(2,635)	$333	$—	$—	$(558)	$304	$(241)	$323	(2,474)	$133
Long-term debt	(429)	(268)	—	—	(425)	188	(25)	204	(755)	(228)
Total liabilities	$(3,064)	$65	$—	$—	$(983)	$492	$(266)	$527	$(3,229)	$(95)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $466 million and derivative liabilities of $231 million as of September 30, 2014 and derivative assets of $897 million and derivative liabilities of $618 million as of September 30, 2013.

(3)	See Note 7, "Intangible Assets," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of September 30, 2014 and December 31, 2013:

September 30, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	269	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 12%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,829	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	4	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	5% - 98%
			Probability to fund for deal contingent swaps	90% - 100%
Foreign exchange derivative contracts(1)	(3)	Option pricing model	Implied volatility of currency pairs	13% - 18%
Equity derivative contracts(1)	13	Option pricing model	Equity / Equity Index volatility	8% - 48%
			Equity / Equity and Equity / Index correlation	47% - 73%
Credit derivative contracts	221	Option pricing model	Correlation of defaults of a portfolio of reference credit names	51% - 62%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	182	Option adjusted discounted cash flows	Constant prepayment rates	8% - 45%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(1,905)	Option adjusted discounted cash flows	Implied volatility of currency pairs	13% - 18%
			Equity / Equity Index volatility	8% - 48%
			Equity / Equity and Equity / Index correlation	47% - 73%
Long-term debt (structured notes)(1)(2)	(632)	Option adjusted discounted cash flows	Implied volatility of currency pairs	13% - 18%
			Equity / Equity Index volatility	8% - 48%
			Equity / Equity and Equity / Index correlation	47% - 73%

HSBC USA Inc.

December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	254	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	5% - 7%
			Loss severity rates	90% - 100%
Corporate and other domestic debt securities	2,260	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Government debt securities issued by foreign entities	121	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	36% - 63%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	10% - 99%
Foreign exchange derivative contracts(1)	95	Option pricing model	Implied volatility of currency pairs	11% - 16%
Equity derivative contracts(1)	3	Option pricing model	Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Credit derivative contracts	191	Option pricing model	Correlation of defaults of a portfolio of reference credit names	46% - 54%
			Issuer by issuer correlation of defaults	83% - 95%
Mortgage servicing rights	227	Option adjusted discounted cash flows	Constant prepayment rates	5% - 22%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(2,334)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Long-term debt (structured notes)(1)(2)	(900)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%

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

▪
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is tilted towards the low end of the range.

▪
Loss Severity Rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of September 30, 2014 is about 1.8 times that of CLOs.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 13 percent and 18 percent while the implied volatility for equity/equity or equity/equity index is between 8 percent and 48 percent, respectively at September 30, 2014. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4 percent and 5 percent, respectively at September 30, 2014.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 47 percent and 73 percent at September 30, 2014.

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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2014, we transferred $395 million and $591 million, respectively, of deposits in domestic offices and $81 million and $181 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during the three and nine months ended September 30, 2014, we transferred $59 million and $108 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and nine months ended September 30, 2013, we transferred $79 million and $323 million, respectively, of deposits in domestic offices and $24 million and $204 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2013, we transferred $84 million and $241 million, respectively, of deposits in domestic offices, which we have elected to

HSBC USA Inc.

carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of September 30, 2014 and December 31, 2013. The gains (losses) during the three and nine months ended September 30, 2014 and 2013 are also included.

	Non-Recurring Fair Value Measurements as of September 30, 2014				Total Gains (Losses) For the Three Months Ended September 30, 2014	Total Gains (Losses) For the Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$3	$21	$24	$(1)	$(1)
Impaired commercial loans(2)	—	—	19	19	3	6
Consumer loans(3)	—	139	—	139	(10)	(33)
Real estate owned(4)	—	19	—	19	2	4
Commercial loans held for sale(5)	—	80	—	80	—	(7)
Total assets at fair value on a non-recurring basis	$—	$241	$40	$281	$(6)	$(31)

	Non-Recurring Fair Value Measurements as of December 31, 2013				Total Gains (Losses) For the Three Months Ended September 30, 2013	Total Gains (Losses) For the Nine Months Ended September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$9	$56	$65	$(14)	$(4)
Impaired commercial loans(2)	—	—	108	108	19	17
Consumer loans(3)	—	492	—	492	(21)	(72)
Real estate owned(4)	—	20	—	20	(2)	—
Total assets at fair value on a non-recurring basis	$—	$521	$164	$685	$(18)	$(59)

(1)
As of September 30, 2014 and December 31, 2013, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(3)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(4)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(5)	As of September 30, 2014, the fair value of the loans held for sale was below cost.

HSBC USA Inc.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of September 30, 2014 and December 31, 2013:

As of September 30, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$21	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	19	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% - 47%

As of December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$56	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	108	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 66%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 70 percent at September 30, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 25 percent at September 30, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Valuation Techniques  Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for those financial instruments not recorded at fair value for which fair value disclosure is required.
Short-term financial assets and liabilities - The carrying amount of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, customer acceptance assets and liabilities, short-term borrowings and dividends payable.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $41 million and $46 million at September 30, 2014 and December 31, 2013, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of September 30, 2014:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$87	$—	$87
	Residential mortgages - Subprime	57	—	57
	Student loans	84	—	84
	Total AAA -A	228	—	228
BBB -B	Collateralized debt obligations	—	269	269
CCC-Unrated	Residential mortgages - Subprime	5	—	5
		$233	$269	$502
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$60	$—	$60
	Home equity - Alt A	92	—	92
	Other	95	—	95
	Total AAA -A	247	—	247
CCC -Unrated	Residential mortgages - Alt A	1	—	1
		$248	$—	$248

(1)
We utilize S&P as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

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

HSBC USA Inc.

19. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2013 Form 10-K and our Form 10-Q for the three month period ended March 31, 2014 (the "2014 First Quarter 10-Q") and the six month period ended June 30, 2014 (the "2014 Second Quarter 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2013 Form 10-K and our 2014 First Quarter and 2014 Second Quarter 10-Q's are reported herein.
In addition to the matters described below, and in our 2013 Form 10-K and our 2014 First Quarter and 2014 Second Quarter 10-Q's, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the litigation and governmental and regulatory matters disclosed below and in Note 28, "Litigation and Regulatory Matters," in our 2013 Form 10-K and in Note 19 "Litigation and Regulatory Matters" in each of our 2014 First Quarter and Second Quarter 10-Q's as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $50 million for HUSI and its U.S. affiliates. The litigation and governmental and regulatory matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.
Litigation
Credit Card Litigation To date, certain groups of opt-out merchants have entered into settlement agreements with the defendants in those actions and certain HSBC entities that, pursuant to the MDL 1720 Sharing Agreements, are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
DeKalb The HSBC defendants filed a motion for summary judgment, which remains pending.
Cook County The HSBC defendants' motion to dismiss the amended complaint is fully submitted and we await a decision.
Lender-Placed Insurance Matters The Southern District of Florida granted final approval of the class settlement in the Diaz v. HSBC Bank USA, N.A., et al. (S.D. Fla 13-CV-21104) action (formerly known as Lopez v. HSBC Bank, USA, N.A., et al.) on October 29, 2014. The settlement pays claims of class members, on a claims made basis, based on a formula, as well as class plaintiffs’ attorneys’ fees and costs of administration, with an overall cap of $32 million for all payments. This settlement does not include claims related to lender-placed flood insurance, such as those asserted in the Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074) and Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) actions.
Private Mortgage Insurance Matters The stay in the Ba v. HSBC Bank USA, N.A., et al (E.D. Pa. No. 2:13-cv-00072PD) case has been lifted.
Credit Default Swap Litigation On September 4, 2014, the court granted in part and denied in part defendants’ motion to dismiss the second amended, consolidated complaint. Discovery is proceeding.

HSBC USA Inc.

Foreign Exchange (“FX”) Litigation Defendants’ motion to dismiss the March 31, 2014 amended consolidated complaint has been fully briefed and submitted to the court for determination.
Gold and Silver Fix Litigation
The putative class actions alleging a conspiracy to manipulate the price of gold and gold derivatives have been transferred to and centralized in the U.S. District Court for the Southern District of New York. An amended consolidated class action complaint is expected in December 2014. The putative class actions alleging a conspiracy to manipulate the price of physical silver and silver derivatives, also have been transferred to and centralized in the U.S. District Court for the Southern District of New York.
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
In re Herald, Primeo and Thema Funds Securities Litigation Plaintiffs’ petition for rehearing en banc relating to the dismissal of their claims on forum non conveniens grounds was denied. If plaintiffs do not file a petition for certiorari with the Supreme Court within the required time, the matter will be concluded.
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
Benchmark Rate Litigation In October 2014 HSBC Bank USA, along with the other U.S. dollar Libor panel banks, were named as defendants in a lawsuit filed by the National Credit Union Administration Board (“NCUA”), in its capacity as liquidator for several failed credit unions seeking unspecified damages as a result of alleged artificial suppression of U.S. dollar Libor rates between August 2007 to May 2010 which NCUA alleges resulted in the failed credit unions receiving substantially less interest income in connection with certain investments and interest rate swaps tied to U.S. dollar Libor. This action has been consolidated with the U.S. dollar Libor Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York. HSBC and HSBC Bank plc are defendants in that proceeding as well. This action is subject to a stay imposed by the court.
Mortgage Securitization Activity and Litigation
In addition to the repurchase risk described in Note 17, "Guarantee Arrangements and Pledged Assets," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $5.9 billion and $6.5 billion at September 30, 2014 and December 31, 2013, respectively.
Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. We expect activity in this area to continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group. As the industry's residential mortgage foreclosure issues continue, HSBC Bank USA has taken title to a number of foreclosed homes as trustee on behalf of various securitization trusts. As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various violations of law, including laws regarding property upkeep and tenants' rights. While we believe and continue to maintain that the obligations at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of "HSBC, as trustee."
Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK) On September 12, 2014

HSBC USA Inc.

the parties announced that this matter has been resolved by settlement requiring HSBC to pay to the Federal Housing Finance Agency ("FHFA") a total of $550 million. HSBC USA paid $297 million of the total settlement amount of $550 million and took a charge of $108 million during the quarter.
Mortgage Securitization Pool Trust Litigation Additional claims have been filed against HSBC Bank USA ("HBUS") in its role as trustee for certain trusts ("Trusts"). Federal Home Loan Bank of Topeka, along with other investors, filed an action in New York State Supreme Court, New York County against HBUS, as trustee of an unidentified number of Trusts, alleging that the Trusts have sustained losses in collateral value of at least $1.34 billion. The lawsuit seeks unspecified damages resulting from an alleged breach of the Trust Indenture Act, breach of fiduciary duties, and negligence as a result of the alleged failure to address the problem of defective Countrywide loans in the Trusts. Royal Park Investments SA/NV ("RPI") filed an action in the US District Court for the Southern District of New York against HBUS as trustee for three Trusts, alleging that the Trusts have sustained losses in collateral value of at least $1.25 billion. The lawsuit seeks damages resulting from an alleged breach of the Trust Indenture Act, breach of contract, and breach of the common law "duty of trust." These actions, as well as a similar action filed in June 2014 by certain trust investors including BlackRock and PIMCO and previously reported in our Second Quarter 10-Q, are at an early stage.
Shareholder Derivative Action On October 17, 2014, the nominal corporate defendants, HSBC, HSBC Bank USA, HSBC North America and HSBC USA, moved to dismiss the shareholder derivative action, captioned Michael Mason-Mahon v. Douglas J. Flint, et al. (New York State Supreme Court, Nassau County, Index No. 602052/2014) filed by a shareholder of HSBC (who is not a shareholder of HSBC Bank USA, HSBC North America or HSBC USA) purportedly on behalf of HSBC, HSBC Bank USA, HSBC North America and HSBC USA against the directors, certain officers and certain former directors of those HSBC companies. Other defendants who had been served also responded to the complaint.

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
Accounting for Investments in Qualified Housing Projects In January 2014, the FASB issued an ASU which permits, but does not require, an investor to amortize its Low Income Housing Tax Credit ("LIHTC") investments in proportion to the allocated Low Income Housing Federal tax benefits and present such tax benefits net of investment amortization in the income tax line. The ASU is effective for fiscal years beginning after December 15, 2014 to be applied retrospectively with early adoption permitted. We elected to early adopt the ASU on January 1, 2014 due to its improvement in the presentation of the economic benefits of this investment class. The early adoption of the ASU required the previous period to also be restated and resulted in a reduction to operating expenses of $21 million and $64 million in both of the three and nine months ended September 30, 2014 and 2013, respectively, with a corresponding increase to income tax expense. There was no overall impact to net income.
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

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyber attacks;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

•	our ability to meet our funding requirements;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

HSBC USA Inc.

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and

•	the other risk factors and uncertainties described under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K").
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
Current Environment The U.S. economy continued its gradual recovery during the first nine months of 2014. In September, consumer confidence rose to its highest level in more than a year, buoyed by healthy job growth, improved income expectations, gains in wealth and a decline in energy prices. During the first nine months of 2014, the Federal Reserve Board announced further reductions in its bond buying stimulus program which concluded in October. In addition, the Federal Reserve Board indicated that it would look at ‘a broad range of economic indicators’ in deciding when to start raising short-term interest rates and announced that short-term interest rates would remain low for a considerable time after the bond buying program ends. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
The economy continued to add jobs throughout 2014, adding an average of over 200 thousand jobs each month during the first nine months of 2014, increasing the employment population rate 40 basis points since year-end, while the number of long-term unemployed fell almost 25 percent since year-end. While unemployment fell to 5.9 percent at September 30, 2014, it remains high based on historical averages and has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility including the ability to resolve various global financial issues and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in employment, a sustained recovery of the housing markets and stability in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with global economic conditions, the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2014 and beyond.
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
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars are in millions)
Net income	$1	$4	$284	$367
Rate of return on average:
Total assets	—%	—%	.2%	.3%
Total common shareholder’s equity	(.4)	(.4)	2.0	2.6
Net interest margin	1.37	1.26	1.44	1.29
Efficiency ratio	100.5	90.3	88.8	76.3
Commercial net charge-off ratio(1)	(.01)	.02	.08	.18
Consumer net charge-off ratio(1)	.35	1.27	.48	.94

(1)	Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2014	December 31, 2013
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.86%	.90%
Commercial allowance as a percent of loans(1)	.76	.64
Consumer allowance as a percent of loans(1)	1.13	1.55
Consumer two-months-and-over contractual delinquency	5.87	6.80
Loans to deposits ratio(2)	85.25	78.45
Tier 1 capital to risk weighted assets	11.58	11.65
Common equity Tier 1 ratio(3)	10.45	9.94
Total capital to risk weighted assets	16.00	16.36
Total shareholders’ equity to total assets	9.65	8.88

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$27,392	$20,575
Trading assets	22,099	28,894
Securities available-for-sale	29,801	54,906
Loans:
Commercial loans	54,062	48,494
Consumer loans	19,377	19,201
Total loans	73,439	67,695
Deposits	108,677	112,608

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.

(3)	Basel III introduces the common equity Tier 1 ratio. For December 31, 2013, the ratio presented is the Tier 1 common ratio calculated under Basel I.
Net income was $1 million and $284 million during the three and nine months ended September 30, 2014, respectively, compared with net income of $4 million and $367 million during the three and nine months ended September 30, 2013, respectively. Income (loss) before income tax was a loss of $28 million during the three months ended September 30, 2014 and income of $198 million during the nine months ended September 30, 2014 compared with income before income tax of $36 million and $595 million during the three and nine months ended September 30, 2013, respectively. Our results in all periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) before income taxes for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Income (loss) before income tax, as reported	$(28)	$36	$198	$595
Fair value movement on own fair value option debt attributable to credit spread	(7)	63	20	52
Underlying income (loss) before income tax(1)	$(35)	$99	$218	$647

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting in the table above, our underlying income (loss) before income tax for the three and nine months ended September 30, 2014 decreased $134 million and $429 million, respectively, compared with the prior year periods. The decreases reflect lower other revenues driven by lower trading revenue and, in the year-to-date period, lower gains on security sales as well

HSBC USA Inc.

as higher operating expenses driven primarily by higher litigation expense, partially offset by higher net interest income and a lower provision for credit losses.
During the nine months ended September 30, 2014, we continued to reduce legacy and other risk positions as opportunities arose. The following table provides a summary of the significant adjustments associated with these legacy positions that impacted revenue for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Insurance monoline structured credit products(1)	$1	$1	$14	$42
Other structured credit products(1)	(43)	15	(41)	53
Total gains (loss)	$(42)	$16	$(27)	$95

(1)	Reflected in Trading revenue (expense) in the consolidated statement of income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In September 2014, HSBC USA and its affiliates reached an agreement with the Federal Housing Finance Agency ("FHFA") to settle the claims brought by FHFA in 2011 related to residential mortgage-backed securities that the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation purchased from HSBC between 2005 and 2007. The cost for resolving this matter was partially covered by reserves. HSBC USA paid $297 million of the total settlement amount and recorded a charge of $108 million to other expenses in the third quarter of 2014. For additional discussion, see Note 19, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.
During the first nine months of 2014, we revised certain estimates used in our commercial loan collective impairment calculation to better reflect inherent losses in a growing loan portfolio. This resulted in an increase to our allowance for credit losses of approximately $118 million ($25 million of which was recorded in the third quarter) for these loans. We are continuing to refine aspects of our commercial loan allowance calculation and, as a result, there could be further adjustments to our credit loss estimates for commercial loans in future periods. While we have seen significant loan growth in our target markets, our commercial loan risk appetite and business model remain unchanged.
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, we released tax reserves previously maintained in relation to the periods and issues under review which resulted in an income tax benefit of $183 million during the second quarter. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense during the second quarter.
In October 2013, our Board of Directors approved a sale of our London Branch precious metals custody and clearing business to HSBC Bank plc. As the sale of this business is between affiliates under common control, we expect the consideration received in excess of our carrying value will result in an increase to additional paid-in-capital, net of tax, of approximately $50 million upon close. The cash sale is currently expected to be completed in the fourth quarter of 2014. At September 30, 2014, assets and liabilities related to this business totaled approximately $7.2 billion each, while revenue associated with this business was approximately $28 million and $37 million during the nine months ended September 30, 2014 and 2013, respectively. The disposition of this business will not qualify for discontinued operations presentation under the new accounting standards update issued by the FASB in April 2014. We will continue to operate our metals trading business which is unaffected by this decision.
We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Additional cost reduction opportunities have been identified and are in the process of implementation. Workforce reductions, some of which relate to our retail branch divestitures, have resulted in total full-time equivalent employees being reduced by 39 percent since December 31, 2010. Workforce reductions are also occurring in certain shared services functions other than compliance, which we expect will result in additional reductions to future allocated costs for these functions. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented. We also continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income – U.S. GAAP basis	$1	$4	$284	$367
Adjustments, net of tax:
IFRSs reclassification of fair value measured financial assets during 2008	—	—	(1)	(17)
Securities	1	6	(1)	2
Loan impairment	(2)	3	2	14
Property	(3)	(6)	(5)	(10)
Pension costs	—	3	11	10
Litigation expense	(131)	13	(79)	6
Other	(5)	(1)	(20)	(23)
Net income (loss) – IFRSs basis	(139)	22	191	349
Tax expense (benefit) – IFRSs basis	(112)	37	(155)	238
Profit (loss) before tax – IFRSs basis	$(251)	$59	$36	$587
The significant differences between U.S. GAAP and IFRSs impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2013 Form 10-K. There have been no significant changes since December 31, 2013 in the differences between U.S. GAAP and IFRSs impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at September 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	September 30, 2014	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$28,488	$5,794	25.5%
Loans, net	72,808	5,719	8.5
Loans held for sale	327	97	42.2
Trading assets	22,099	(6,795)	(23.5)
Securities	41,846	(14,418)	(25.6)
Other assets	9,444	(872)	(8.5)
	$175,012	$(10,475)	(5.6)%
Funding sources:
Total deposits	$108,677	$(3,931)	(3.5)%
Trading liabilities	9,177	(1,698)	(15.6)
Short-term borrowings	11,864	(7,271)	(38.0)
Long-term debt	25,034	2,187	9.6
All other liabilities	3,377	(181)	(5.1)
Shareholders’ equity	16,883	419	2.5
	$175,012	$(10,475)	(5.6)%

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

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at September 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	September 30, 2014	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$9,661	$627	6.9%
Business and corporate banking	17,355	2,909	20.1
Global banking(1)	24,001	2,376	11.0
Other commercial loans	3,045	(344)	(10.2)
Total commercial loans	54,062	5,568	11.5%
Consumer loans:
Residential mortgages	16,402	576	3.6
Home equity mortgages	1,824	(187)	(9.3)
Total residential mortgages	18,226	389	2.2
Credit cards	686	(168)	(19.7)
Other consumer	465	(45)	(8.8)
Total consumer loans	19,377	176.9%
Total loans	73,439	5,744	8.5
Allowance for credit losses	631	25	4.1
Loans, net	$72,808	$5,719	8.5%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,812 million and $5,328 million at September 30, 2014 and December 31, 2013, respectively.

Commercial loan balances increased compared with December 31, 2013 due to new business activity, largely in business and corporate banking as well as global banking, which reflects our continued focus on expanding our core offerings and proactively targeting companies with international banking requirements in key growth markets. These increases were partially offset by pay downs and managed reductions in certain exposures.
Total residential mortgage loans increased modestly compared with December 31, 2013 as an increase in residential mortgages was partially offset by a decrease in home equity mortgages. We continue to sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage") and target new residential mortgage loan originations towards our Premier and Advance customer relationships.
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

	LTVs at September 30, 2014(1)(2)		LTVs at December 31, 2013(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	91.2%	72.3%	87.4%	65.0%
80% < LTV < 90%	4.7	12.6	6.0	14.1
90% < LTV < 100%	2.5	8.1	3.8	9.5
LTV > 100%	1.6	7.0	2.9	11.3
Average LTV for portfolio	58.4	62.9	61.4	67.3

(1)
LTVs for first liens are calculated using the loan balance as of the reporting date. LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of

HSBC USA Inc.

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

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of June 30, 2014 and September 30, 2013, respectively.

Credit card receivable balances decreased compared with December 31, 2013 reflecting seasonal paydowns.
Other consumer loans decreased since December 31, 2013, reflecting the discontinuation of student loan originations and the run-off of our installment loan and auto finance portfolios.
Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	September 30, 2014	Amount	%
	(dollars are in millions)
Total commercial loans	$223	$147	*
Consumer loans:
Residential mortgages	38	(53)	(58.2)%
Other consumer	66	3	4.8
Total consumer loans	104	(50)	(32.5)%
Total loans held for sale	$327	$97	42.2%

*	Not meaningful.
Commercial loans held for sale increased compared with December 31, 2013. Commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under fair value option. The fair value of commercial loans held for sale under this program was $69 million and $58 million at September 30, 2014 and December 31, 2013, respectively.
Commercial loans held for sale also includes a $44 million global banking loan at September 30, 2014, which was transferred to held for sale during the first quarter of 2014, as well as commercial real estate loans of $110 million and $18 million at September 30, 2014 and December 31, 2013, respectively.
Residential mortgage loans held for sale decreased compared with December 31, 2013. We sell all our agency eligible loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $21 million and $46 million at September 30, 2014 and December 31, 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale includes certain student loans which we no longer originate. The increase since December 31, 2013 was due to an increase in the fair value of the loans attributable to improved economic conditions as well as increased investor demand for student loans.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation allowance on consumer loans held for sale was $42 million and $77 million at September 30, 2014 and December 31, 2013, respectively. The valuation allowance on commercial loans held for sale was $5 million at September 30, 2014 compared with no allowance at December 31, 2013.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at September 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	September 30, 2014	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$9,455	$(1,697)	(15.2)%
Precious metals	7,998	(3,753)	(31.9)
Derivatives(2)	4,646	(1,345)	(22.5)
	$22,099	$(6,795)	(23.5)%
Trading liabilities:
Securities sold, not yet purchased	507	199	64.6
Payables for precious metals	3,118	(708)	(18.5)
Derivatives(3)	5,552	(1,189)	(17.6)
	$9,177	$(1,698)	(15.6)%

(1)
Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate and foreign bonds and debt securities.

(2)
At September 30, 2014 and December 31, 2013 the fair value of derivatives included in trading assets has been reduced by $3,759 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At September 30, 2014 and December 31, 2013 the fair value of derivatives included in trading liabilities has been reduced by $1,725 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased since December 31, 2013 largely due to decreases in foreign sovereign guaranteed positions, partially offset by increases in U.S. Treasury securities and obligations of U.S. states and political subdivisions. Securities positions are held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased since December 31, 2013 due to an increase in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.
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
Derivative asset and liability balances decreased since December 31, 2013 mainly from market movements as valuations of interest rate, credit and commodity derivatives all declined, partially offset by increases in valuations of foreign exchange derivatives.
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since December 31, 2013 largely reflects the sales of U.S. Treasury, government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. During the third quarter of 2014, we transferred U.S. government sponsored and U.S. government agency mortgage-backed securities with a fair value of $10,985 million from available-for-sale to held-to-maturity. These securities were transferred to held-to-maturity at fair value as of the transfer date. The transfers reflect our intent to hold the securities to maturity and will reduce the impact of price volatility on accumulated other comprehensive income ("AOCI") and regulatory capital under Basel III. There could be additional transfers of securities to held-to-maturity in future periods.
Other Assets  Other assets includes intangibles and goodwill. Other assets decreased since December 31, 2013 due primarily to lower outstanding balances related to the settlement of derivative and precious metal stock positions, lower levels of cash collateral posted, lower derivative balances associated with hedging activities and a decline in net deferred tax assets.

HSBC USA Inc.

Deposits  The following summarizes deposit balances by major depositor categories at September 30, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	September 30, 2014	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$90,902	$(327)	(.4)%
Domestic and foreign banks	16,474	(3,951)	(19.3)
U.S. government and states and political subdivisions	1,022	350	52.1
Foreign governments and official institutions	279	(3)	(1.1)
Total deposits	$108,677	$(3,931)	(3.5)%
Total core deposits(1)	$85,787	(22)	—%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances decreased since December 31, 2013 largely due to lower levels of affiliate call deposits, decreases in deposits from individuals, primarily reflected in on-line savings accounts, and reductions in demand and short-term time deposits from certain global banking customers as counterparties seek alternative placement options given the low rate environment. Total deposits from HSBC affiliates decreased $4,264 million since December 31, 2013. Partially offsetting these decreases was an increase in wholesale time deposits driven by new issuances from a wholesale term certificate of deposit issuance program that was launched in 2014. The strategy for our core retail banking business includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits decreased slightly to $20,697 million at September 30, 2014 as compared with $20,877 million at December 31, 2013; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings decreased since December 31, 2013 primarily due to decreased levels of securities sold under agreements to repurchase resulting from the management of our short-term liquidity positions as well as a decline in metals leases. Partially offsetting the decreases was an increase in commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2013 due primarily to the impact of debt issuances, partially offset by debt retirements. Debt issuances totaled $1,097 million and $4,997 million during the three and nine months ended September 30, 2014, respectively, of which $18 million and $46 million, respectively, was issued by HSBC Bank USA. During the second quarter of 2014, $2,250 million of senior debt was issued by HSBC USA.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $46 million during the nine months ended September 30, 2014. Total debt outstanding under this program was $4,530 million and $4,535 million at September 30, 2014 and December 31, 2013, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $4,901 million during the nine months ended September 30, 2014. Total long-term debt outstanding under this shelf was $14,761 million and $11,738 million at September 30, 2014 and December 31, 2013, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $1,000 million at both September 30, 2014 and December 31, 2013. At September 30, 2014, we had the ability to access further borrowings of up to $4,981 million based on the amount pledged as collateral with the FHLB.
All Other Liabilities  All other liabilities decreased slightly compared with December 31, 2013 due primarily to the release of tax reserves and associated accrued interest related to the conclusion of certain state and local tax audits during the second quarter of 2014, as discussed further under the heading "Income Taxes" in "Results of Operations." These decreases were largely offset by higher outstanding balances related to the settlement of derivative positions and higher derivative balances associated with hedging activities.

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

The significant components of net interest margin are summarized in the following table:

		2014 Compared to 2013 Increase (Decrease)
Three Months Ended September 30,	2014	Volume	Rate	2013
	(dollars are in millions)
Interest income:
Short-term investments	$22	$1	$2	$19
Trading assets	63	—	29	34
Securities	185	(36)	8	213
Commercial loans	304	45	(16)	275
Consumer loans	179	(4)	4	179
Other	9	—	(1)	10
Total interest income	762	6	26	730
Interest expense:
Deposits	37	4	(15)	48
Short-term borrowings	14	(2)	5	11
Long-term debt	165	27	(21)	159
Tax liabilities	—	(7)	(8)	15
Total interest expense	216	22	(39)	233
Net interest income – taxable equivalent basis	546	$(16)	$65	497
Less: tax equivalent adjustment	3			5
Net interest income – non taxable equivalent basis	$543			$492

Yield on total interest earning assets	1.91%			1.84%
Cost of total interest bearing liabilities	.72			.79
Interest rate spread	1.19			1.05
Benefit from net non-interest paying funds(1)	.18			.21
Net interest margin on average earning assets	1.37%			1.26%

HSBC USA Inc.

		2014 Compared to 2013 Increase (Decrease)
Nine Months Ended September 30,	2014	Volume	Rate	2013
	(dollars are in millions)
Interest income:
Short-term investments	$58	$6	$3	$49
Trading assets	176	8	83	85
Securities	595	(99)	18	676
Commercial loans	886	122	(79)	843
Consumer loans	532	(15)	(6)	553
Other	31	2	(2)	31
Total interest income	2,278	24	17	2,237
Interest expense:
Deposits	108	2	(41)	147
Short-term borrowings	37	9	—	28
Long-term debt	487	36	(41)	492
Tax liabilities	(101)	(11)	(130)	40
Total interest expense	531	36	(212)	707
Net interest income – taxable equivalent basis	1,747	$(12)	$229	1,530
Less: tax equivalent adjustment	12			16
Net interest income – non taxable equivalent basis	$1,735			$1,514

Yield on total interest earning assets	1.88%			1.88%
Cost of total interest bearing liabilities	.57			.80
Interest rate spread	1.31			1.08
Benefit from net non-interest paying funds(1)	.13			.21
Net interest margin on average earning assets	1.44%			1.29%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income in the year-to-date period reflects a $120 million benefit to tax liabilities interest expense related to the conclusion of certain state and local tax audits in the second quarter of 2014, as discussed further below under the heading "Income Taxes." Excluding the impact of this item, net interest income increased $51 million and $101 million during the three and nine months ended September 30, 2014, respectively. Compared with the prior year periods, interest income increased as higher income from trading assets, commercial loans and short-term investments was partially offset by lower income from securities and, in the year-to-date period, consumer loans, while interest expense decreased reflecting lower expense from deposits and tax liabilities partially offset by higher expense from short-term borrowings and, in the three month period, long-term debt.
Short-term investments Higher interest income during the three and nine months ended September 30, 2014 was primarily due to higher average balances.
Trading Assets The increase in interest income during the three and nine months ended September 30, 2014 reflects a shift in asset mix to longer term, higher yielding securities and, in the year-to-date period, higher average securities balances. Securities in the trading portfolio are managed as hedges against the derivative activity of our customers, which, in response to the current interest rate environment, has shifted towards longer term, higher yielding returns.
Securities Interest income decreased during the three and nine months ended September 30, 2014 due primarily to sales of U.S. government agency mortgage-backed and other asset-backed securities which resulted in lower average outstanding balances, partially offset by a shift in asset mix to higher yielding securities compared with the prior year periods.

HSBC USA Inc.

Commercial Loans Interest income increased during the three and nine months ended September 30, 2014 driven by higher average balances due to loan growth, partially offset by lower yields on newly originated loans and refinanced loans. Lower yields reflect a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolios.
Consumer Loans Interest income was flat during the three months ended September 30, 2014. Interest income declined during the nine months ended September 30, 2014 due primarily to lower yields on newly originated loans. Lower yields reflect a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolios.
Deposits Lower interest expense during the three and nine months ended September 30, 2014 primarily reflects the impact of lower rates paid on interest-bearing deposits.
Short-term borrowings The increase in interest expense during the three months ended September 30, 2014 was primarily due to a shift in mix driven, in part, by an increase in commercial paper outstanding, partially offset by lower average outstanding borrowings overall. In the year-to-date period, interest expense was higher due to higher average outstanding borrowings primarily in securities sold under repurchase agreements, which continue to be preferred sources of funding given the current interest rate environment.
Long-term debt Interest expense was higher during the three months ended September 30, 2014 driven by higher outstanding borrowings, partially offset by a shift in mix towards lower yielding non-subordinated debt. In the year-to-date period, increased interest expense related to higher outstanding borrowings was more than offset by a shift in mix towards lower yielding non-subordinated debt.
Tax liabilities Excluding the one-time benefit related to the conclusion of certain state and local tax audits discussed above, interest expense decreased during the three and nine months ended September 30, 2014 as the conclusion of these audits resulted in lower interest-bearing tax liability balances.

HSBC USA Inc.

Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(9)	$(10)	$1	10.0%
Business and corporate banking	36	28	8	28.6
Global banking	—	(2)	2	100.0
Other commercial	1	—	1	*
Total commercial	$28	$16	$12	75.0
Consumer:
Residential mortgages	(11)	(1)	(10)	*
Home equity mortgages	(5)	28	(33)	*
Credit card receivables	9	10	(1)	(10.0)
Other consumer	2	1	1	100.0
Total consumer	(5)	38	(43)	*
Total provision for credit losses	$23	$54	$(31)	(57.4)%
Provision as a percentage of average loans, annualized	0.1%	0.3%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(1)	$(15)	$14	93.3%
Business and corporate banking	111	45	66	*
Global banking	36	26	10	38.5
Other commercial	(12)	(4)	(8)	*
Total commercial	$134	$52	$82	*
Consumer:
Residential mortgages	(20)	10	(30)	*
Home equity mortgages	(11)	58	(69)	*
Credit card receivables	18	21	(3)	(14.3)
Other consumer	3	1	2	*
Total consumer	(10)	90	(100)	*
Total provision for credit losses	$124	$142	$(18)	(12.7)%
Provision as a percentage of average loans, annualized	0.2%	0.3%

*	Not meaningful.
Our provision for credit losses decreased $31 million and $18 million during the three and nine months ended September 30, 2014 driven by lower provisions for credit losses in our consumer loan portfolio, partially offset by higher provisions in our commercial loan portfolio. During the three and nine months ended September 30, 2014, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $7 million and $25 million, respectively.
In our commercial portfolio, the provision for credit losses increased $12 million and $82 million during the three and nine months ended September 30, 2014. During the first nine months of 2014, we revised certain estimates used in our commercial loan impairment calculation resulting in an incremental provision for credit losses of approximately $118 million ($25 million of which was recorded in the third quarter) for these loans. Excluding the impact of this item, our commercial provision for credit losses decreased $13 million and $36 million during the three and nine months ended September 30, 2014, respectively. The decrease in

HSBC USA Inc.

both periods reflects the non-recurrence of a specific provision associated with a single customer relationship that was recorded in the prior year, partially offset by higher provisions associated with loan growth and for risk factors associated with emerging market loan exposures. The decrease in the year-to-date period also reflects lower provisions for risk factors associated with global banking and other large loan exposures and expansion market loan exposures as well as improvements in economic and credit conditions which led to lower nonperforming loans and criticized asset levels.
The provision for credit losses on residential mortgages including home equity mortgages decreased $43 million and $99 million during the three and nine months ended September 30, 2014, respectively. The decrease in both periods reflects lower severity estimates driven by improvements in home prices, continued improvements in economic and credit conditions, lower dollars of delinquency on accounts less than 180 days contractually delinquent and lower losses associated with advances made on behalf of borrowers. During the third quarter of 2014, we determined that delays in the processing of certain operational transactions were overstating our estimate of residential mortgage loan loss severity which resulted in a $10 million reduction to our residential mortgage allowance for credit losses related to 2013, which was not material to the results of that year. These improvements were partially offset in the year-to-date period by increased loss estimates associated with the remediation of certain mortgage servicing activities.
The provision for credit losses associated with credit card receivables decreased $1 million and $3 million during the three and nine months ended September 30, 2014, respectively, reflecting improved economic conditions, including lower dollars of delinquency and lower receivable levels.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Credit card fees	$13	$1	$12	*
Other fees and commissions	186	181	5	2.8
Trust income	35	29	6	20.7
Trading revenue (expense)	(9)	117	(126)	*
Net other-than-temporary impairment losses	(4)	—	(4)	*
Other securities gains (losses), net	27	35	(8)	(22.9)
HSBC affiliate income:
Fees and commissions	39	32	7	21.9
Other affiliate income	14	9	5	55.6
Total HSBC affiliate income	53	41	12	29.3
Residential mortgage banking revenue	17	18	(1)	(5.6)
Gain (loss) on instruments designated at fair value and related derivatives	36	(6)	42	*
Other income:
Valuation of loans held for sale	2	1	1	100.0
Insurance	5	4	1	25.0
Miscellaneous income	25	11	14	*
Total other income	32	16	16	100.0
Total other revenues	$386	$432	$(46)	(10.6)%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Credit card fees	$40	$35	$5	14.3%
Other fees and commissions	541	527	14	2.7
Trust income	98	92	6	6.5
Trading revenue	139	388	(249)	(64.2)
Net other-than-temporary impairment losses	(11)	—	(11)	*
Other securities gains (losses), net	42	189	(147)	(77.8)
HSBC affiliate income:
Fees and commissions	113	118	(5)	(4.2)
Other affiliate income	38	36	2	5.6
Total HSBC affiliate income	151	154	(3)	(1.9)
Residential mortgage banking revenue	87	73	14	19.2
Gain (loss) on instruments designated at fair value and related derivatives	20	82	(62)	(75.6)
Other income:
Valuation of loans held for sale	2	10	(8)	(80.0)
Insurance	13	8	5	62.5
Miscellaneous income	25	32	(7)	(21.9)
Total other income	40	50	(10)	(20.0)
Total other revenues	$1,147	$1,590	$(443)	(27.9)%

*	Not meaningful.

HSBC USA Inc.

Credit card fees  Credit card fees increased in the three and nine months ended September 30, 2014 as the prior year periods reflect higher costs associated with our credit card rewards program due to an increase in estimated customer redemption rates, partially offset by lower late fees due to improved customer behavior.
Other fees and commissions  Other fees and commissions increased in the three and nine months ended September 30, 2014 largely due to higher fee based income resulting from increased levels of commercial lending activity, partially offset in the year-to-date period by lower custodial fees due to a decrease in precious metals average inventory held under custody as well as lower average metals prices. The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Account services	$80	$76	4	5.3
Credit facilities	56	48	8	16.7
Custodial fees	11	12	(1)	(8.3)
Other fees	39	45	(6)	(13.3)
Total other fees and commissions	$186	$181	$5	2.8%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Account services	$228	$216	$12	5.6%
Credit facilities	161	152	9	5.9
Custodial fees	32	45	(13)	(28.9)
Other fees	120	114	6	5.3
Total other fees and commissions	$541	$527	$14	2.7%
Trust income  Trust income increased in the three and nine months ended September 30, 2014 reflecting higher fee income associated with our management of fixed income assets driven primarily by growth in emerging market debt sales.

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

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Trading revenue (expense)	$(9)	$117	$(126)	*
Net interest income	23	2	21	*
Trading related revenue	$14	$119	$(105)	(88.2)%
Business:
Derivatives(1)	$(48)	$71	$(119)	*
Balance sheet management	(6)	7	(13)	*
Foreign exchange	50	28	22	78.6
Precious metals	17	11	6	54.5
Global banking	1	1	—	—
Other trading	—	1	(1)	(100.0)
Trading related revenue	$14	$119	$(105)	(88.2)%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Trading revenue	$139	$388	$(249)	(64.2)%
Net interest income	72	(13)	85	*
Trading related revenue	$211	$375	$(164)	(43.7)%
Business Activities:
Derivatives(1)	$24	$166	$(142)	(85.5)%
Balance sheet management	(9)	11	(20)	*
Foreign exchange	160	136	24	17.6
Precious metals	38	59	(21)	(35.6)
Global Banking	1	2	(1)	(50.0)
Other trading	(3)	1	(4)	*
Trading related revenue	$211	$375	$(164)	(43.7)%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading related revenue decreased during the three and nine months ended September 30, 2014 due to lower revenue from derivatives and balance sheet management partially offset by higher revenue from foreign exchange. While lower precious metals revenue contributed to the decrease in the year-to-date period, precious metals revenue was higher during the three month period.
Trading revenue from derivative products decreased during the three and nine months ended September 30, 2014 due to the performance of our legacy structured credit products, which included losses on the transfer of risk associated with portions of our credit derivatives portfolio and lower valuation gains, as well as lower new deal activity on domestic interest rate products and, in the three month period, lower new deal activity on emerging markets related products. In the year-to-date period, revenue from emerging markets related products were higher, benefiting from higher yielding trading asset balances.
Trading revenue related to balance sheet management activities decreased during the three and nine months ended September 30, 2014 primarily due to the performance of economic hedge positions used to manage interest rate risk.

HSBC USA Inc.

Foreign exchange trading revenue increased during the three and nine months ended September 30, 2014 due to higher client trading volumes.
Precious metals revenue increased during the three months ended September 30, 2014 driven by higher client trading volumes and decreased during nine months ended September 30, 2014 from reduced trade volumes as investor demand shifted in favor of other assets.
Net other-than-temporary impairment losses During the three and nine months ended September 30, 2014, the debt securities held by a consolidated variable interest entity ("VIE") were determined to have changes to their previous other-than-temporary impairment estimates related to the credit component which was recognized in earnings. During the three and nine months ended September 30, 2013, there were no other-than-temporary impairment losses recognized.
Other securities gains (losses), net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. As part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment, during the three and nine months ended September 30, 2014, respectively, we sold $7,601 million and $23,600 million of primarily U.S. Treasury, government agency mortgage-backed and other asset-backed securities compared with sales of $11,054 million and $33,349 million during the three and nine months ended September 30, 2013, respectively. The gross realized gains and losses from sales of securities in both years, which is included as a component of other securities gains (losses), net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
HSBC affiliate income  Affiliate income increased in the three months ended September 30, 2014 reflecting higher billings associated with internal audit activities performed for other HSBC affiliates and higher fees associated with residential mortgage loan servicing activities performed on behalf of HSBC Finance. In the year-to-date period, these increases were more than offset by lower fees related to lending arrangements extended to other HSBC affiliates.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$45	$42	$3	7.1%
Servicing related income:
Servicing fee income	17	20	(3)	(15.0)
Changes in fair value of Mortgage Servicing Rights ("MSRs") due to:
Changes in valuation model inputs or assumptions	2	5	(3)	(60.0)
Customer payments	(6)	(8)	2	25.0
Trading – Derivative instruments used to offset changes in value of MSRs	—	(1)	1	100.0
Total servicing related income	13	16	(3)	(18.8)
Originations and sales related income:
Gains on sales of residential mortgages	(2)	9	(11)	*
Recovery (provision) for repurchase obligations	4	—	4	*
Trading and hedging activity	—	(9)	9	100.0
Total originations and sales related income	2	—	2	*
Other mortgage income	2	2	—	—
Total residential mortgage banking revenue included in other revenues	17	18	(1)	(5.6)
Total residential mortgage banking related revenue	$62	$60	$2	3.3%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$137	$137	$—	—%
Servicing related income:
Servicing fee income	52	62	(10)	(16.1)
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	(22)	73	(95)	*
Customer payments	(23)	(31)	8	25.8
Trading – Derivative instruments used to offset changes in value of MSRs	37	(42)	79	*
Total servicing related income	44	62	(18)	(29.0)
Originations and sales related income:
Gains on sales of residential mortgages	(2)	41	(43)	*
Recovery (provision) for repurchase obligations	38	(36)	74	*
Trading and hedging activity	—	(5)	5	100.0
Total originations and sales related income	36	—	36	*
Other mortgage income	7	11	(4)	(36.4)
Total residential mortgage banking revenue included in other revenues	87	73	14	19.2
Total residential mortgage banking related revenue	$224	$210	$14	6.7%

*	Not meaningful.
Net interest income was slightly higher in the three months ended September 30, 2014 and flat in the nine months ended September 30, 2014 reflecting lower amortization of deferred origination costs as a result of lower portfolio prepayments due to higher mortgage rates compared with the prior year. Both periods reflect lower net interest income resulting from lower spreads on newly

HSBC USA Inc.

originated residential mortgage loans which, in the year-to-date period, offset the lower amortization of deferred origination cost. Consistent with our strategy, additions to our residential mortgage portfolio are primarily mortgages to our Premier and Advance customers, while sales of newly originated conforming loans are sold to PHH Mortgage as discussed further below.
Total servicing related income decreased during both periods due to lower servicing fees due to a decline in our average serviced loan portfolio and, in the year-to-date period, a decline in net hedged MSR performance. As a result of our strategic relationship with PHH Mortgage, beginning with May 2013 applications, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold on a servicing released basis. Changes in net hedged MSR performance is driven by changes in the MSR valuations due to updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing which differ from period to period along with changes in the value of the underlying instruments used to hedge changes in the fair value of the MSRs. Consequently, primarily as a result of the elimination of new volume and declining mortgage rates, our MSR fair value decreased during the nine months ended September 30, 2014, which was partially offset by gains on instruments used to hedge changes in the fair value of the MSR.
Originations and sales related income improved in the three and nine months ended September 30, 2014 largely due to lower loss estimates for loan repurchase obligations associated with loans previously sold partially offset by lower gains on sales of residential mortgage loans. During the three months ended September 30, 2014, we recorded a recovery for repurchase obligations of $4 million compared with no provision in the year ago period. During the nine months ended September 30, 2014, we recorded a recovery for repurchase obligations of $38 million compared with a provision of $36 million in the year ago period. The current year periods reflect reductions in our estimated exposure associated with repurchase obligations on loans previously sold. During the first quarter of 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. A similar settlement was entered into with the Federal National Mortgage Association ("FNMA") in the fourth quarter of 2013. We continue to maintain repurchase reserves for FNMA and FHLMC exposure associated with residual risks not covered under these settlement agreements. The lower gains on sales of residential mortgage loans reflects the impact of lower salable loan volume due in part to higher interest rates in the year-to-date period compared with the prior year, the impact of our agreement with PHH Mortgage and losses associated with the execution of certain Community Reinvestment Act activities.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to commercial syndicated loans held for sale, certain own fixed-rate debt issuances and all of our hybrid instruments issued, inclusive of structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Valuation of loans held for sale  Valuation gains on loans held for sale were relatively flat during the three months ended September 30, 2014. In the year-to-date period, valuation gains decreased due primarily to valuation write-downs on certain commercial loans held for sale as well as lower valuation gains on residential mortgage loans held for sale due mostly to lower average balances in the current year period. Partially offsetting these decreases were higher valuation gains on certain student loans held for sale attributable to improved economic and regulatory conditions as well as increased investor demand. Residential mortgage loans held for sale includes subprime residential mortgage loans which were purchased from third parties and HSBC affiliates with the intent of securitization or sale, with a fair value of $21 million and $48 million as of September 30, 2014 and 2013, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.
Other income  Other income, excluding the valuation of loans held for sale as discussed above, increased during the three months ended September 30, 2014 driven primarily by a gain of $16 million from the sale of certain commercial MSRs in the third quarter of 2014 and the establishment in the prior year period of a repurchase reserve of approximately $8 million relating to loans previously securitized. These improvements were partially offset by lower income associated with fair value hedge ineffectiveness related to securities available-for-sale. In the year-to-date period, the improvements noted above in the three month period as well as higher income associated with bank owned life insurance in the year-to-date period, were more than offset by lower income associated with fair value hedge ineffectiveness related to securities available-for-sale and lower income associated with credit default swap protection on certain commercial loans.

HSBC USA Inc.

Operating Expenses  Compliance costs, which remained a significant component of our cost base, totaled $54 million and $199 million in the three and nine months ended September 30, 2014, respectively, compared with $79 million and $228 million in the prior year periods. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements and the implementation of global standards.
The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Salary and employee benefits	$226	$218	$8	3.7%
Occupancy expense, net	$59	$57	2	3.5
Support services from HSBC affiliates:
Fees paid to HSBC Finance	2	2	—	—
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	52	58	(6)	(10.3)
Fees paid to HSBC Technology and Services (USA) ("HTSU")	274	274	—	—
Fees paid to other HSBC affiliates	60	44	16	36.4
Total support services from HSBC affiliates	388	378	10	2.6
Other expenses:
Equipment and software	12	14	(2)	(14.3)
Marketing	9	9	—	—
Outside services	5	31	(26)	(83.9)
Professional fees	35	38	(3)	(7.9)
Postage, printing and office supplies	1	1	—	—
Off-balance sheet credit reserves	3	4	(1)	(25.0)
FDIC assessment fee	22	24	(2)	(8.3)
Miscellaneous	174	60	114	*
Total other expenses	261	181	80	44.2
Total operating expenses	$934	$834	$100	12.0%
Personnel - average number	6,063	6,490
Efficiency ratio	100.5%	90.3%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Salary and employee benefits	$664	$717	$(53)	(7.4)%
Occupancy expense, net	168	173	(5)	(2.9)
Support services from HSBC affiliates:
Fees paid to HSBC Finance	8	11	(3)	(27.3)
Fees paid to HMUS	156	164	(8)	(4.9)
Fees paid to HTSU	798	749	49	6.5
Fees paid to other HSBC affiliates	165	140	25	17.9
Total support services from HSBC affiliates	1,127	1,064	63	5.9
Other expenses:
Equipment and software	39	42	(3)	(7.1)
Marketing	39	27	12	44.4
Outside services	31	96	(65)	(67.7)
Professional fees	86	92	(6)	(6.5)
Postage, printing and office supplies	3	5	(2)	(40.0)
Off-balance sheet credit reserves	12	(14)	26	*
FDIC assessment fee	79	66	13	19.7
Miscellaneous	312	100	212	*
Total other expenses	601	414	187	45.2
Total operating expenses	$2,560	$2,368	$192	8.1%
Personnel - average number	6,141	6,578
Efficiency ratio	88.8%	76.3%

*	Not meaningful.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three months ended September 30, 2014, but declined during the nine months ended September 30, 2014. Both 2014 periods benefited from the impact of continued cost management efforts which resulted in lower average personnel partially offset by increased staffing associated with strengthening controls in compliance and other risk management activities as well as capital planning and reporting. The benefit from lower average personnel was more than offset in the three month period by higher incentive compensation expense.
Occupancy expense, net  Occupancy expense was relatively flat in the three month period ended September 30, 2014. The decline in the year-to-date period primarily reflects lower rental expense, including the consolidation of office space in Buffalo, NY which was completed in the fourth quarter of 2013.
Support services from HSBC affiliates  Support services from HSBC affiliates increased in the three and nine months ended September 30, 2014 due, in part, to changing the billing process for certain third-party loan servicing costs from a direct expense in the prior year to support services from HTSU in 2014. Also contributing to higher support services from HSBC affiliates were higher cost allocations from various corporate functions as well as increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems. Compliance costs reflected in support services from affiliates (primarily from HTSU) totaled $52 million and $191 million during the three and nine months ended September 30, 2014, respectively, compared with $76 million and $219 million in the year-ago periods. A summary of the activities charged to us from various HSBC affiliates is included in Note 13, "Related Party Transactions," in the accompanying consolidated financial statements.
Marketing Marketing expenses were flat in the three month period and increased during the nine months ended September 30, 2014 driven largely by marketing campaigns to support the re-launch of HSBC Premier in the second quarter of 2014.
Other expenses  Other expenses increased in the three and nine months ended September 30, 2014 largely driven by higher litigation costs including $108 million and $178 million of expense related to the settlement of the FHFA matter that was recorded during the three and nine months ended September 30, 2014, respectively, as well as higher expense associated with an increase in our expectation of compensatory fees payable to GSEs due to continuing challenges in the foreclosure environment and, in the year-

HSBC USA Inc.

to-date period, higher loss estimates associated with off-balance sheet credit exposures as the prior year reflects a reserve release due to an upgrade of an individual monoline, and higher deposit insurance assessment fees. Partially offsetting these increases in both periods was a decline in outside services expense due to moving the billing of certain third-party loan servicing costs from a direct expense in the prior year to support services from HTSU in 2014.
Efficiency ratio  Our efficiency ratio was 100.5 percent and 88.8 percent during the three and nine months ended September 30, 2014, respectively, compared with 90.3 percent and 76.3 percent during the year-ago periods. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the three and nine months ended September 30, 2014 increased to 101.3 percent and 88.2 percent, respectively, compared with 84.5 percent and 75.0 percent in the year-ago periods due to higher operating expenses driven primarily by higher litigation expense, lower other revenues driven by lower trading revenue and, in the year-to date period, lower fair value option revenue and lower gains on security sales, partially offset by higher net interest income.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended September 30,	2014		2013
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(10)	(35.0)%	$13	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	(2)	(7.1)	1	2.8
Other non-deductible / non-taxable items(2)	1	3.6	(1)	(2.8)
Items affecting prior periods(3)	(11)	(39.3)	20	55.6
Impact of foreign operations(5)	2	7.1	5	13.9
Low income housing tax credit investments(6)	(7)	(25.0)	(8)	(22.2)
Change in valuation allowance reserves(7)	(3)	(10.7)	—	—
Other	1	3.6	2	5.6
Total income tax expense (benefit)	$(29)	(103.6)%	$32	88.9%

Nine Months Ended September 30,	2014		2013
	(dollars are in millions)
Tax expense at the U.S. federal statutory income tax rate	$69	35.0%	$208	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	11	5.6	31	5.2
Adjustment of tax rate used to value deferred taxes(1)	60	30.3	—	—
Other non-deductible / non-taxable items(2)	(3)	(1.5)	(14)	(2.4)
Items affecting prior periods(3)	(35)	(17.7)	(4)	(0.7)
Uncertain tax positions(4)	(181)	(91.4)	18	3.0
Impact of foreign operations(5)	3	1.5	9	1.5
Low income housing tax credits investments(6)	(21)	(10.6)	(22)	(3.7)
Change in valuation allowance reserves(7)	10	5.1	—	—
Other	1	0.5	2	0.3
Total income tax expense (benefit)	$(86)	(43.4)%	$228	38.3%

(1)	For 2014, the amount relates to the effects of revaluing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014.

(2)
For 2014, the amount relates to tax exempt interest income. For 2013, the amount relates to a change in the assessment of the deductibility of other non-deductible expenses and tax exempt interest income.

(3)
For 2014, the amount relates to changes in estimates in the amount of state income taxes deductible on the federal income tax return and changes in state tax expense as a result of filing amended state tax returns upon the closing of the 2006 - 2009 federal audits. For 2013, the amount relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the federal and state income tax returns.

HSBC USA Inc.

(4)
For 2014, the amount mainly reflects the resolution and settlement with taxation authorities of certain significant state and local tax audits during the second quarter of 2014 which is discussed further below. For 2013, the amount relates to changes in state uncertain tax positions which no longer meet the more likely than not requirement for recognition.

(5)	For 2013, the amount relates to foreign (United Kingdom) tax expense for which no foreign tax credits are allowed.

(6)
For 2014 and 2013, the amounts reflect the early adoption of ASU 2014-01 which permits an investor to amortize its Low Income Housing Tax Credit investments in proportion to the Low Income Housing tax benefits and present such benefits net of investment amortization in the tax line.

(7)	For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets due to New York State Tax Reform that was enacted on March 31, 2014.
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, we released tax reserves previously maintained in relation to the periods and issues under review which resulted in an income tax benefit of $183 million during the second quarter. The total amount of our unrecognized tax benefits related to uncertain tax positions was $27 million at September 30, 2014 compared with $540 million at December 31, 2013. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense during the second quarter. At September 30, 2014 our accrued liability for the payment of interest associated with uncertain tax positions was $4 million compared with $208 million at December 31, 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

(in millions)
Balance at January 1, 2014	$540
Additions based on tax positions related to the current year	16
Reductions based on tax positions related to the current year	(10)
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(322)
Reductions related to settlements with taxing authorities	(202)
Balance at September 30, 2014	$27
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $22 million and $334 million at September 30, 2014 and December 31, 2013, respectively. Included in the unrecognized tax benefits are some items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of state taxes that would be deductible for U.S. federal purposes.
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
Retail Banking and Wealth Management ("RBWM")  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During the first nine months of 2014, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
Consistent with our strategy, the growth of our residential mortgage portfolio is driven primarily by lending to our Premier and Advance customers, while sales of loans, which historically consisted primarily of conforming loans sold to GSEs, but beginning in May 2013, consist of loans sold to PHH Mortgage. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties and retained the servicing rights upon sale. No such sales occurred in the periods presented. Following the conversion of our mortgage processing and servicing operations to PHH Mortgage, we now sell our agency eligible originations directly to PHH Mortgage on a servicing released basis, resulting in no new mortgage servicing rights being recognized.
The following table summarizes the IFRSs results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$196	$205	$(9)	(4.4)%
Other operating income	98	81	17	21.0
Total operating income	294	286	8	2.8
Loan impairment charges	11	44	(33)	(75.0)
Net operating income	283	242	41	16.9
Operating expenses	343	301	42	14.0
Loss before tax	$(60)	$(59)	$(1)	(1.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$606	$626	$(20)	(3.2)%
Other operating income	315	270	45	16.7
Total operating income	921	896	25	2.8
Loan impairment charges	34	97	(63)	(64.9)
Net operating income	887	799	88	11.0
Operating expenses	920	892	28	3.1
Loss before tax	$(33)	$(93)	$60	64.5%

*	Not meaningful.

HSBC USA Inc.

Our RBWM segment reported relatively flat loss before tax during the three months ended September 30, 2014 as higher other operating income and lower loan impairment charges were offset by lower net interest income and higher operating expenses. In the year-to-date period, loss before tax improved driven by higher other operating income and lower loan impairment charges, partially offset by lower net interest income and higher operating expenses.
Net interest income was lower during the three and nine months ended September 30, 2014 due to lower deposit levels partially offset by margin improvements due to active repricing of the deposit base especially in the non-premier segments which reduced our funding costs. Also impacting net interest income in the current year are lower spreads on newly originated residential mortgage loans which reflects competitive pressures and the lower risk profile of our Premier customers. Further, in the year-to-date period, an $11 million release of accrued interest was recorded related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014.
Other operating income increased in the three and nine months ended September 30, 2014 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans. In the first quarter of 2014 there was a reserve release following a settlement with FHLMC, which settled our liability for substantially all loans sold to FHLMC, compared with increases to the repurchase liability in the prior year periods. The improvement in the current year was partially offset by lower gains on sales of mortgage loans and, in the year-to-date period, lower net hedged mortgage servicing rights results.
Loan impairment charges decreased during the three and nine months ended September 30, 2014, driven by lower severity estimates due to continued improvements in economic and credit conditions, lower delinquency levels on accounts less than 180 days contractually delinquent and lower charge-offs, including improvements in market value adjustments on loan collateral due to improvements in home prices. Lower severity estimates also reflect a revision to our loss severity calculation which reduced our residential mortgage allowance for credit losses by $10 million in the third quarter of 2014. Further, the current year periods reflect lower losses associated with advances made on behalf of borrowers. These improvements were partially offset in the year-to-date period by increased loss estimates associated with the remediation of certain mortgage servicing activities and the non-recurrence of an incremental loan impairment charge of $15 million that was recorded in the second quarter of 2013 to reflect an update to the period of time after a loss event a loan remains current before delinquency is observed.
Operating expenses were higher in the three months ended September 30, 2014 primarily due to higher litigation costs as well as an increase in our estimate of compensatory fees payable to GSEs due to continued challenges in the foreclosure environment. These increases were partially offset in the year-to-date period due primarily to lower expenses driven by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas.
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
New loan originations have resulted in a 32 percent increase in quarter-to-date average loans outstanding to Corporate Banking customers since the third quarter of 2013. The Commercial Real Estate group is focusing on selective business opportunities in markets where we have strong portfolio expertise, which reflects in a 14 percent increase in quarter-to-date average outstanding loans for this portfolio since the third quarter of 2013. Total quarter-to-date average loans increased 23 percent across all CMB business lines as compared with the third quarter of 2013.

HSBC USA Inc.

The following table summarizes the IFRSs results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$204	$181	$23	12.7%
Other operating income	90	77	13	16.9
Total operating income	294	258	36	14.0
Loan impairment charges	29	26	3	11.5
Net operating income	265	232	33	14.2
Operating expenses	169	169	—	—
Profit before tax	$96	$63	$33	52.4%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$593	$523	$70	13.4%
Other operating income	222	219	3	1.4
Total operating income	815	742	73	9.8
Loan impairment charges	119	41	78	*
Net operating income	696	701	(5)	(.7)
Operating expenses	501	502	(1)	(.2)
Profit before tax	$195	$199	$(4)	(2.0)%

*	Not meaningful.
Our CMB segment reported a higher profit before tax during the three months ended September 30, 2014, driven by higher net interest income and higher other operating income, partially offset by higher loan impairment charges. In the year-to-date period, profit before tax decreased as higher net interest income and higher other operating income was more than offset by higher loan impairment charges.
Net interest income increased in the three and nine months ended September 30, 2014 due to the favorable impact of higher loan balances, primarily in key growth markets and, in the year to date period, a release of accrued interest related to uncertain tax positions which were settled with the taxing authorities during the second quarter of 2014. These increases were partially offset by lower yields on newly originated loans and refinanced loans.
Other operating income was higher during the three and nine months ended September 30, 2014 driven primarily by a gain of $16 million from the sale of certain commercial MSRs in the third quarter of 2014 as well as higher fees generated from an increase in credit commitments and higher Global Banking and Markets ("GB&M") collaboration income due to an increase in debt and leverage acquisition financing activity. These improvements were largely offset in the year-to-date period by the non-recurrence of asset sales in commercial real estate in the prior year and lower trade revenues from managing risk with trading counterparties. Both periods also reflect lower revenues related to a reduction of certain business banking customers who do not have significant international needs.
Loan impairment charges were higher in both periods due to a revision to certain estimates used in our commercial loan impairment calculation which resulted in an incremental loan impairment charge of approximately $22 million and $94 million during the three and nine months ended September 30, 2014, respectively. Excluding the impact of this item, loan impairment charges were lower in both periods primarily due to the non-recurrence of a specific provision associated with a single customer relationship that was recorded in the prior year, partially offset by higher charges associated with loan growth. The decrease in the year-to-date period also reflects lower provisions for risk factors associated with expansion market loan exposures as well as improvements in economic and credit conditions which led to lower nonperforming loans and criticized asset levels.
Operating expenses were relatively flat during the three and nine months ended September 30, 2014.
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
We continue to target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Consistent with our global strategy, we are also focused on identifying opportunities to cross-sell our products to CMB and RBWM customers. Furthermore, we have seen higher corporate loan balances compared with the prior year. During the nine months ended September 30, 2014 U.S. financial market conditions reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices, however average precious metals prices fell compared with the prior year periods.
The following table summarizes IFRSs results for the GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$74	$78	$(4)	(5.1)%
Other operating income	191	296	(105)	(35.5)
Total operating income(1)	265	374	(109)	(29.1)
Loan impairment charges (recoveries)	11	(3)	14	*
Net operating income	254	377	(123)	(32.6)
Operating expenses	553	255	298	*
Profit (loss) before tax	$(299)	$122	$(421)	*

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$280	$312	$(32)	(10.3)%
Other operating income	636	973	(337)	(34.6)
Total operating income(1)	916	1,285	(369)	(28.7)
Loan impairment charges	66	6	60	*
Net operating income	850	1,279	(429)	(33.5)
Operating expenses	1,031	735	296	40.3
Profit (loss) before tax	$(181)	$544	$(725)	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(in millions)
Credit(2)	$(48)	$16	$(64)	*
Rates	14	40	(26)	(65.0)
Foreign Exchange and Metals	73	52	21	40.4
Equities	16	36	(20)	(55.6)
Total Global Markets	55	144	(89)	(61.8)
Capital Financing	66	70	(4)	(5.7)
Payments and Cash Management	89	88	1	1.1
Securities Services	3	3	—	—
Global Trade and Receivables Finance	11	10	1	10.0
Balance Sheet Management(3)	50	76	(26)	(34.2)
Debit Valuation Adjustment	(1)	(7)	6	85.7
Other(4)	(8)	(10)	2	20.0
Total operating income	$265	$374	$(109)	(29.1)%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Credit(2)	$(22)	$75	$(97)	*
Rates	106	123	(17)	(13.8)
Foreign Exchange and Metals	216	243	(27)	(11.1)
Equities	6	51	(45)	(88.2)
Total Global Markets	306	492	(186)	(37.8)
Capital Financing	183	184	(1)	(.5)
Payments and Cash Management	261	250	11	4.4
Securities Services	9	10	(1)	(10.0)
Global Trade and Receivables Finance	34	32	2	6.3
Balance Sheet Management(3)	147	321	(174)	(54.2)
Debit Valuation Adjustment	(14)	—	(14)	*
Other(4)	(10)	(4)	(6)	*
Total operating income	$916	$1,285	$(369)	(28.7)%

*	Not meaningful.

(2)
Credit includes losses of $43 million and $17 million in the three and nine months ended September 30, 2014, respectively, compared with gains of $16 million and $82 million in the three and nine months ended September 30, 2013, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)
Includes gains on the sale of securities of $26 million and $42 million in the three and nine months ended September 30, 2014, respectively, compared with gains on the sale of securities of $35 million and $189 million in the three and nine months ended September 30, 2013, respectively.

(4)	Other includes corporate funding charges and earnings on capital.
Our GB&M segment reported a lower profit before tax during the three and nine months ended September 30, 2014, due primarily to lower trading revenue and lower gains on security sales within other operating income and higher operating expenses driven by higher litigation expense, as well as lower net interest income and higher loan impairment charges.
Credit revenue decreased during the three and nine months ended September 30, 2014 from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in losses of $43 million and $19 million during the three and nine months ended September 30, 2014, respectively, which included losses on the transfer of risk associated with portions of our credit derivatives portfolio in the third quarter of 2014, compared with gains of $24 million and $79 million during the three and nine months ended September 30, 2013, respectively. Included in the changes in fair value from structured credit products were increases in fair value of $1 million and $14 million during the three and nine months ended September 30, 2014, respectively, related to exposures to monoline insurance companies, compared with increases of $1 million and $42 million during

HSBC USA Inc.

the three and nine months ended September 30, 2013, respectively. Credit revenue also included valuation losses of $1 million and less than $1 million during the three and nine months ended September 30, 2014, respectively, related to the fair value of sub-prime residential mortgage loans held for sale compared with valuation losses of $1 million and gains of $6 million during the three and nine months ended September 30, 2013, respectively. Revenue from Rates decreased during the three and nine months ended September 30, 2014 due to lower new deal activity. Foreign Exchange and Metals revenue increased during the three months ended September 30, 2014 due to higher client trading volumes. These improvement were more than offset in the year-to-date period due to decline in metals related client trading and lower custody fees. The decrease in Equities during the three and nine months ended September 30, 2014 was driven by the impact of fair value adjustments on certain equity linked structured note liabilities, which were related to movements in our own credit spreads.
Capital Financing revenues decreased during the three and nine months ended September 30, 2014 as higher revenue from increased corporate and asset backed financing activity was more than offset by lower revenue due to tightening credit spreads and lower project financing fees. Payments and Cash Management revenue increased in the year-to-date period due to higher average deposit balances and higher income from transaction related services.
Balance Sheet Management reflected lower gains from the sales of securities and the under-performance of economic hedge positions used to manage interest rate risk during the three and nine months ended September 30, 2014.
Debit valuation adjustments on derivative liabilities increased during the three months ended September 30, 2014 and decreased in the year-to-date period, which reflects a movement of our spreads relative to the year ago periods.
Loan impairment charges were higher during the three months ended September 30, 2014 reflecting a higher expected loss on a single name exposure as well as higher provisions for risk factors associated with emerging market and large loan exposures. Loan impairment charges were higher in the year-to-date period reflecting a higher expected loss on a single name exposure and, to a lesser extent, the revaluation of a loan held for sale, partially offset by lower provisions for risk factors associated with large loan exposures. Loan impairment charges in both periods also reflect a revision to certain estimates used in our commercial loan impairment calculation which resulted in a loan impairment charge of approximately $3 million and $23 million during the three and nine months ended September 30, 2014, respectively.
Operating expenses reflects $297 million of litigation expense that was recorded in the third quarter of 2014 related to the settlement of the FHFA matter. Excluding the impact of litigation expenses, operating expenses were relatively flat during the three and nine months ended September 30, 2014.
Private Banking  PB provides wealth management, business and family succession solutions to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer tailored, coordinated and innovative ways to manage and preserve wealth while optimizing returns. PB, as a global business, offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and banking needs. PB strategy is concentrated on three main areas: growth, streamlining and global standards.
Client deposit levels decreased $680 million or 6 percent compared with September 30, 2013 from international market customers. Total loans increased $160 million or 3 percent compared with September 30, 2013 from commercial and industrial, and residential mortgage portfolios. Overall period end client assets were $300 million higher than September 30, 2013 and $325 million higher than December 31, 2013 primarily due to higher PB wealth management, fiduciary and investment products, partially offset by reductions in highly active institutional custody customer balances and deposits.
The following table provides additional information regarding client assets during the nine months ended September 30, 2014 and 2013:

	2014	2013
	(in millions)
Client assets at beginning of the period	$44,661	$46,461
Net new money	(164)	(2,284)
Value change	488	497
Client assets at end of period	$44,985	$44,674

HSBC USA Inc.

The following table summarizes IFRSs results for the PB segment.

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$47	$46	$1	2.2%
Other operating income	28	27	1	3.7
Total operating income	75	73	2	2.7
Loan impairment charges (recoveries)	(4)	3	(7)	*
Net operating income	79	70	9	12.9
Operating expenses	58	62	(4)	(6.5)
Profit before tax	$21	$8	$13	*

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income	$152	$140	$12	8.6%
Other operating income	78	85	(7)	(8.2)
Total operating income	230	225	5	2.2
Loan impairment charges (recoveries)	(9)	4	(13)	*
Net operating income	239	221	18	8.1
Operating expenses	174	189	(15)	(7.9)
Profit before tax	$65	$32	$33	*

*	Not meaningful.
Our PB segment reported higher profit before tax during the three and nine months ended September 30, 2014 driven by higher net interest income, lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Net interest income was relatively flat in the three months ended September 30, 2014. In the year-to-date period, net interest income was higher due to improved volumes in lending and liquidity premiums on deposits, partially offset by lower net interest from reduced demand deposit and time deposit balances.
Other operating income was relatively flat during the three months ended September 30, 2014 and lower during the nine months ended September 30, 2014 mainly due to reductions in other income from affiliates and custody product fees in the year-to-date period.
Loan impairment charges decreased during the three and nine months ended September 30, 2014 due to releases of reserves from loan pay downs and higher recoveries, primarily from the payoff of a troubled debt restructuring loan in the first quarter of 2014.
Operating expenses decreased during the three and nine months ended September 30, 2014 primarily due to lower incentive compensation expense as well as reduced indirect and intercompany costs.
Other  The other segment primarily includes changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures and, prior to 2014, the economic benefits from investing in low income housing tax credit investments.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(2)	$(6)	$4	66.7%
Gain (loss) on own fair value option debt attributable to credit spread	7	(63)	70	*
Other operating income	16	25	(9)	(36.0)
Total operating income (expense)	21	(44)	65	*
Loan impairment charges	—	—	—	—
Net operating income (expense)	21	(44)	65	*
Operating expenses	30	31	(1)	(3.2)
Loss before tax	$(9)	$(75)	$66	88.0%

			Increase (Decrease)
Nine Months Ended September 30,	2014	2013	Amount	%
	(dollars are in millions)
Net interest income (expense)	$63	$(34)	$97	*
Gain (loss) on own fair value option debt attributable to credit spread	(20)	(52)	32	61.5
Other operating income	30	65	(35)	(53.8)
Total operating income (expense)	73	(21)	94	*
Loan impairment charges	—	—	—	—
Net operating income (expense)	73	(21)	94	*
Operating expenses	83	74	9	12.2
Loss before tax	$(10)	$(95)	$85	89.5%

*	Not meaningful.
Loss before tax improved during the three months ended September 30, 2014 primarily due to higher total operating income driven by gains associated with changes in the fair value of our own debt for which fair value option accounting was elected and related derivatives. In the year-to-date period, loss before tax improved reflecting higher net interest income driven by an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014, partially offset by increased operating expenses primarily reflecting a favorable fringe adjustment in the prior year. The current year periods also reflect lower net revenues from low income housing tax credit investments as, due to the significant involvement required by the business to manage the investments, a fee arrangement is in place in 2014 to share the net revenue of the investments with CMB and GB&M.
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
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as troubled debt restructures, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 30-55 percent for first lien mortgage loans and 75-100 percent for second lien home equity loans. At September 30, 2014, approximately 1 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less costs to sell.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2013 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2013 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2014.
The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2014	June 30, 2014	December 31, 2013
	(dollars are in millions)
Allowance for credit losses	$631	$624	$606
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.8%	.7%	.6%
Consumer:
Residential mortgages	0.8	0.9	1.2
Home equity mortgages	2.0	2.2	2.4
Credit card receivables	5.8	5.7	5.9
Other consumer loans	2.4	2.3	2.5
Total consumer loans	1.1	1.3	1.6
Total	.9%	.9%	.9%
Net charge-offs(1)(2):
Commercial	*	1,367.9%	513.3%
Consumer	326.9	215.2	301.0
Total	1,001.6%	445.7%	381.1%
Nonperforming loans(1):
Commercial	429.2%	375.5%	118.5%
Consumer	23.3	24.8	28.3
Total	60.9%	58.2%	46.1%

*	Not meaningful.

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.
See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and nine months ended September 30, 2014 and 2013.
The allowance for credit losses at September 30, 2014 increased $7 million or 1 percent as compared with June 30, 2014 and increased $25 million or 4 percent as compared with December 31, 2013 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio as explained more fully below.

HSBC USA Inc.

Our commercial allowance for credit losses increased $29 million or 8 percent as compared with June 30, 2014 and increased $104 million or 34 percent as compared with December 31, 2013 primarily due to a revision to certain estimates used in our commercial loan impairment calculation as previously discussed. Excluding this item, our commercial allowance for credit losses increased $4 million as compared with June 30, 2014 and decreased $14 million as compared with December 31, 2013. While our commercial allowance for credit losses at September 30, 2014 reflects higher credit loss provisions associated with loan growth and increased levels of reserves for risk factors not fully reflected in the statistical reserve calculation including large loan as well as expansion and emerging markets loan exposure, these increases were more than offset when compared with December 31, 2013 by improvements in economic and credit conditions which led to lower nonperforming loans and lower criticized asset levels, as well as the sale or payoff of certain commercial exposures.
Our consumer allowance for credit losses decreased $22 million or 9 percent as compared with June 30, 2014 and decreased $79 million or 27 percent as compared with December 31, 2013. The decrease in both periods reflects lower loss estimates in our residential mortgage loan portfolio due to lower severity estimates driven by improvements in home prices and continued improvements in credit quality including lower delinquency levels. These improvements were partially offset in the year-to-date period by increased loss estimates associated with the remediation of certain mortgage servicing activities. Our residential mortgage loan allowance for credit losses in both periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends and foreclosure timeframes. Also contributing to the decrease since December 31, 2013 was a lower allowance for credit losses for our credit card portfolio due to improved economic conditions, including lower dollars of delinquency and lower receivable levels.
The allowance for credit losses as a percentage of total loans at September 30, 2014 was flat as compared with both June 30, 2014 and December 31, 2013 for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with June 30, 2014 and December 31, 2013 due to lower dollars of net charge-offs in both our commercial and consumer loan portfolios and an increase in the overall allowance for credit losses.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	September 30, 2014		June 30, 2014		December 31, 2013
	(dollars are in millions)
Commercial(2)	$412	73.6%	$383	73.5%	$308	71.6%
Consumer:
Residential mortgages	132	22.3	149	22.3	186	23.4
Home equity mortgages	36	2.5	42	2.7	49	3.0
Credit card receivables	40.9		39.9		50	1.3
Other consumer	11.7		11.6		13.7
Total consumer	219	26.4	241	26.5	298	28.4
Total	$631	100.0%	$624	100.0%	$606	100.0%

(1)	Excluding loans held for sale.

(2)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	September 30, 2014	June 30, 2014	December 31, 2013

Off-balance sheet credit risk reserve	$73	$68	$60
The increase in off-balance sheet reserves at September 30, 2014 as compared with both June 30, 2014 and December 31, 2013 largely reflects growth in customer activity. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	September 30, 2014	June 30, 2014	December 31, 2013
	(dollars are in millions)
Delinquent loans:
Commercial	$101	$101	$135
Consumer:
Residential mortgages	1,055	1,086	1,208
Home equity mortgages	60	59	68
Total residential mortgages(1)(2)	1,115	1,145	1,276
Credit card receivables	14	15	21
Other consumer	14	15	19
Total consumer	1,143	1,175	1,316
Total	$1,244	$1,276	$1,451
Delinquency ratio:
Commercial	.19%	.19%	.28%
Consumer:
Residential mortgages	6.42	6.73	7.59
Home equity mortgages	3.29	3.08	3.38
Total residential mortgages(2)	6.10	6.34	7.11
Credit card receivables	2.04	2.20	2.46
Other consumer	2.64	2.78	3.32
Total consumer	5.87	6.10	6.80
Total	1.69%	1.76%	2.14%

(1)
At September 30, 2014, June 30, 2014 and December 31, 2013, residential mortgage loan delinquency includes $967 million, $983 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $17 million, $18 million and $27 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	September 30, 2014	June 30, 2014	December 31, 2013
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$67	$66	$58
ARM loans	294	302	304
Delinquency ratio:
Interest-only loans	1.87%	1.81%	1.59%
ARM loans	2.59	2.72	2.85

HSBC USA Inc.

Compared with June 30, 2014, our two-months-and-over contractual delinquency ratio decreased 7 basis points driven by lower dollars of two-months-and-over contractual delinquency in our consumer loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio at September 30, 2014 decreased 23 basis points from June 30, 2014 primarily due to lower levels of residential mortgage loan delinquency driven by continued improvements in economic conditions, while total outstanding loan balances remained relatively flat. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account and, consequently, in delinquency. Compared with June 30, 2014, our commercial loan two-months-and-over contractual delinquency ratio was flat.
Compared with December 31, 2013, our two-months-and-over contractual delinquency ratio decreased 45 basis points driven by lower dollars of two-months-and-over contractual delinquency in both our commercial and consumer loan portfolios and higher outstanding loan balances primarily in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio at September 30, 2014 decreased 93 basis points from December 31, 2013 primarily due to lower levels of residential mortgage loan delinquency and, to a lesser extent, credit card loan delinquency, driven by continued improvements in economic conditions, while total outstanding loan balances remained relatively flat. Compared with December 31, 2013, our commercial loan two-months-and-over contractual delinquency ratio decreased 9 basis points due to lower levels of commercial loan delinquency driven by continued improvements in the credit quality of the portfolio and managed reductions in certain loan exposures including the charge-off of certain client relationships as well as higher outstanding loan balances.
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

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	September 30, 2014	June 30, 2014	September 30, 2013
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(1)	$5	$2
Business and corporate banking	3	5	—
Global banking	—	—	—
Other commercial	(3)	(3)	—
Total commercial	(1)	7	2
Consumer:
Residential mortgages	6	14	37
Home equity mortgages	1	2	14
Total residential mortgages	7	16	51
Credit card receivables	8	10	10
Other consumer	2	2	1
Total consumer	17	28	62
Total	$16	$35	$64
Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.04)%	.21%	.09%
Business and corporate banking	.07	.12	—
Global banking	—	—	—
Other commercial	(.41)	(.41)	—
Total commercial	(.01)	.05	.02
Consumer:
Residential mortgages	.15	.35	.93
Home equity mortgages	.21	.42	2.63
Total residential mortgages	.15	.36	1.13
Credit card receivables	4.71	5.91	4.65
Other consumer	1.74	1.65	.71
Total consumer	.35	.59	1.27
Total	.09%	.20%	.38%
 Our net charge-off ratio as a percentage of average loans decreased 11 basis points for the quarter ended September 30, 2014 compared with the quarter ended June 30, 2014 due to lower levels of charge-offs in both our commercial and consumer loan portfolios as well as higher outstanding average loan balances. The decline in commercial net charge-offs largely reflects the sale or payoff of certain commercial exposures in the prior quarter while the decline in consumer net charge-offs was driven by lower residential mortgage charge-offs associated with advances made on behalf of borrowers.
Compared with the year-ago quarter, our net charge-off ratio as a percentage of average loans decreased 29 basis points due primarily to lower levels of charge-offs in our consumer loan portfolio as well as higher outstanding average loan balances. The decline in consumer net charge-offs reflects the impact of improved credit quality, including lower delinquency levels, and lower residential mortgage charge-offs associated with advances made on behalf of borrowers.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2014	June 30, 2014	December 31, 2013
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$11	$17	$44
Other real estate	54	47	122
Business and corporate banking	25	28	21
Global banking	—	—	65
Other commercial	2	2	2
Total commercial	92	94	254
Consumer:
Residential mortgages	851	879	949
Home equity mortgages	68	69	77
Total residential mortgages(1)(2)(3)	919	948	1,026
Total consumer loans	919	948	1,026
Nonaccrual loans held for sale	61	65	25
Total nonaccruing loans	$1,072	1,107	$1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	3	7	5
Other commercial	1	1	1
Total commercial	4	8	6
Consumer:
Credit card receivables	10	11	14
Other consumer	11	11	14
Total consumer loans	21	22	28
Total accruing loans contractually past due 90 days or more	25	30	34
Total nonperforming loans	1,097	1,137	1,339
Other real estate owned	39	47	47
Total nonperforming assets	$1,136	$1,184	$1,386
Allowance for credit losses as a percent of nonperforming loans(4):
Commercial	429.2%	375.5%	118.5%
Consumer	23.3	24.8	28.3

(1)
At September 30, 2014, June 30, 2014 and December 31, 2013, residential mortgage loan nonaccrual balances include $827 million, $832 million and $841 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

Nonaccrual loans at September 30, 2014 decreased as compared with June 30, 2014 and December 31, 2013 due to lower levels of consumer nonaccrual loans and, in the year-to-date period, lower levels of commercial nonaccrual loans. Our consumer nonaccrual loans decreased as compared with June 30, 2014 and December 31, 2013 driven by lower residential mortgage nonaccrual loans due to improved credit quality. Residential mortgage nonaccrual loan levels however continue to be impacted by an elongated foreclosure process as previously discussed. Our commercial nonaccrual loans declined compared with June 30, 2014 but declined significantly compared with December 31, 2014 primarily due to the sale or payoff of certain commercial

HSBC USA Inc.

exposures as well as customer upgrades out of default outpacing new defaults. Accruing loans past due 90 days or more also declined compared with June 30, 2014 and December 31, 2013 due to improved credit quality.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2014 and December 31, 2013, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2014	December 31, 2013
	(in millions)
Interest-only residential mortgage loans	$3,585	$3,643
ARM loans(1)	11,347	10,684

(1)
ARM loan balances above exclude $4 million and $11 million of subprime residential mortgage loans held for sale at September 30, 2014 and December 31, 2013, respectively. During the remainder of 2014 and during 2015, approximately $39 million and $181 million, respectively, of the ARM loans will experience their first interest rate reset.

The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity loan portfolios. Amounts in the table exclude residential mortgage loans held for sale of $38 million and $91 million at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014	December 31, 2013
	(in millions)
Closed end:
First lien	$16,402	$15,826
Second lien	117	137
Revolving:
Second lien	1,707	1,874
Total	$18,226	$17,837

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at September 30, 2014 for certain loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages	Credit Card Receivables
New York State	37.9%	33.5%	56.6%
California	19.6	33.3	9.0
North Central United States	3.9	5.3	3.4
North Eastern United States, excluding New York State	12.9	9.4	12.4
Southern United States	20.2	14.1	13.7
Western United States, excluding California	5.5	4.4	2.6
Others	—	—	2.3
Total	100.0%	100.0%	100.0%
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

	September 30, 2014	December 31, 2013
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$42,067	$44,209
Less: collateral held against exposure	6,578	6,064
Net credit risk exposure	$35,489	$38,145

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
During the first nine months of 2014, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
On June 26, 2014, HSBC and HSBC Bank USA submitted is annual resolution plan jointly to the FRB and the Federal Deposit Insurance Corporation ("FDIC") as required under Dodd-Frank and a rule issued by bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more.
Interest Bearing Deposits with Banks  totaled $26,379 million and $19,614 million at September 30, 2014 and December 31, 2013, respectively, which includes $24,882 million and $18,520 million, respectively, held with the Federal Reserve Bank. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $1,096 million and $2,119 million at September 30, 2014 and December 31, 2013, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Short-Term Borrowings  totaled $11,864 million and $19,135 million at September 30, 2014 and December 31, 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $108,677 million and $112,608 million at September 30, 2014 and December 31, 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $25,034 million at September 30, 2014 from $22,847 million at December 31, 2013. The following table presents the maturities of long-term debt at September 30, 2014:

(in millions)
2014	$510
2015	8,286
2016	703
2017	1,782
2018	3,119
Thereafter	10,634
Total	$25,034
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30,	2014	2013
	(in millions)
Long-term debt issued	$4,997	$4,630
Long-term debt repaid	(2,921)	(3,941)
Net long-term debt issued	$2,076	$689
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued during the nine months ended September 30, 2014.
Under our shelf registration statement on file with the SEC, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At September 30, 2014,

HSBC USA Inc.

we were authorized to issue up to $21,000 million, of which $4,674 million was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $15,787 million was available at September 30, 2014.
As a member of the FHLB, we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At September 30, 2014 and December 31, 2013, long-term debt included $1,000 million under this facility. The facility also allows access to further borrowings of up to $4,981 million based upon the amount pledged as collateral with the FHLB.
Preferred Equity  See Note 18, "Preferred Stock," in our 2013 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first nine months of 2014, we did not receive any cash capital contributions from HSBC North America Inc. ("HNAI") and we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of September 30, 2014 and December 31, 2013. As a result, beginning in 2014, capital ratios are reported in accordance with Basel III transition rules. In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above.
The following table summarizes selected capital ratios for HSBC USA with detailed explanation below:

	September 30, 2014	December 31, 2013
Common equity Tier 1 capital to risk weighted assets(1)	10.45%	9.94%
Tier 1 capital to risk weighted assets	11.58	11.65
Total capital to risk weighted assets	16.00	16.36
Tier 1 capital to average assets (leverage ratio)	8.56	7.90
Total equity to total assets	9.65	8.88

(1)	For December 31, 2013, the ratio presented is the Tier 1 common ratio calculated under Basel I.
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

HSBC USA Inc.

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
With regard to the elements of capital, the application of the Basel III final rule requires HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 capital may be included fully in Tier 2 capital during those two years, but must be phased out of Tier 2 capital by January 1, 2022. We continue to consider options for redeeming our outstanding trust preferred securities which total $550 million at September 30, 2014. In addition, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 is required to be phased out by January 1, 2016. As a result, approximately $200 million of our currently outstanding Tier 2 qualifying subordinated debt will be phased out of capital under the final rule. Also under the final rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital. As a result, our $300 million of cumulative perpetual preferred stock will be reclassified from Tier 1 to Tier 2 capital by January 1, 2016.
In February 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), therefore, we do not expect this requirement will have a significant impact on our U.S. operations. HSBC North America is developing its IHC implementation plan to be submitted, as required, to the FRB by January 1, 2015. Under the final rule, IHCs, including HSBC North America and HSBC USA, will be subject to the Standardized Approach unless they apply to be subject to the Advanced Approach. IHCs will be subject to all other risk-based capital requirements, stress testing requirements, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016. The implementation of these requirements of the final rule is not expected to have a significant impact on our processes and operations.
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
In addition, U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's CCAR program, which includes annual supervisory DFAST conducted by the FRB, as well as semi-annual bank holding company-run DFAST. HSBC North America submitted its first CCAR capital plan and its annual company-run DFAST results in January 2014. In July 2014, HSBC North America submitted its mid-cycle company-run DFAST results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual bank-run DFAST, and submitted its first DFAST results in January 2014. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario. HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. HSBC North America and HSBC Bank USA publicly disclosed their DFAST results, as required, in March 2014. The FRB also publicly disclosed its own DFAST and CCAR results in March 2014. HSBC North America publicly disclosed its mid-cycle DFAST results, as required, in September 2014.
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

HSBC USA Inc.

not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
In October 2014, U.S. regulators issued a final rule that amends the CCAR capital planning and DFAST supervisory stress testing rules to shift the start date of the annual capital plan and supervisory and company-run stress test cycles back by one calendar quarter. The 2014 cycle began October 1, 2014 with a capital plan submission date of January 5, 2015. However, the next annual cycle will begin January 1, 2016 with a capital plan submission date of April 5, 2016. The final rule made certain other substantive changes to the capital plan and stress test regulations, including limiting a bank holding company's ability to make capital distributions (subject to certain exceptions) if its actual capital issuances in that quarter were less than the amount indicated in the capital plan. We are reviewing the potential impact of the final rule on our capital planning and stress testing processes.
We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 15 , "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2014 Funding Strategy  Our current estimate for funding needs and sources for 2014 are summarized in the following table.

	Actual January 1 through September 30, 2014	Estimated October 1 through December 31, 2014	Estimated Full Year 2014
	(in billions)
Funding needs:
Net loan growth	$9	$1	$10
Long-term debt maturities	3	1	4
Total funding needs	$12	$2	$14
Funding sources:
Liquidation of short-term investments	$7	$—	$7
Long-term debt issuance	5	2	7
Total funding sources	$12	$2	$14
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

	Balance at September 30, 2014
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2013
	(in millions)
Standby letters of credit, net of participations(1)	$6,093	$2,498	$58	$8,649	$8,409
Commercial letters of credit	372	308	—	680	528
Credit derivatives(2)	43,474	121,364	6,229	171,067	180,380
Other commitments to extend credit:
Commercial(3)	16,548	56,976	4,609	78,133	66,328
Consumer	6,785	—	—	6,785	6,714
Total	$73,272	$181,146	$10,896	$265,314	$262,359

(1)	Includes $932 million and $865 million issued for the benefit of HSBC affiliates at September 30, 2014 and December 31, 2013, respectively.

(2)	Includes $36,672 million and $34,856 million issued for the benefit of HSBC affiliates at September 30, 2014 and December 31, 2013, respectively.

(3)	Includes $3,549 million and $3,763 million issued for the benefit of HSBC affiliates at September 30, 2014 and December 31, 2013, respectively.
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
The following tables present information on our liquidity facilities with Regency at September 30, 2014. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

HSBC USA Inc.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$2,354	$1,280	15	$1,280	12

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	45%	69%	—%	—%	—%	—%
Trade receivables	35	—	100	100	—	—
Credit card receivables	—	—	—	—	—	—
Equipment loans	20	31	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at September 30, 2014.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. At September 30, 2014, the undrawn facility has been reduced to CAD$112 million from CAD $307 million at December 31, 2013.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $22 million and a decrease of $28 million in the fair value of financial liabilities during the three and nine months ended September 30, 2014, respectively, compared with an increase of $24 million and a decrease of $74 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the nine months ended September 30, 2014 should not be considered indicative of the results for any future period.
Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for further details on our valuation control framework.

HSBC USA Inc.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2014 and December 31, 2013, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.

HSBC USA Inc.

Transfers between leveling categories are recognized at the end of each reporting period.
We value uncollateralized derivatives by discounting expected future cash flows at a benchmark interest rate, typically Libor or its equivalent. This approach has historically been adopted across the industry, and has therefore been an appropriate basis for fair value. As previously disclosed in our 2013 Form 10-K, we and other industry participants are currently considering whether this approach appropriately reflects the manner in which the derivatives are funded, which may occur at rates other than interbank offer rates. No consensus has yet emerged on how such funding should be reflected in the fair value measurement for uncollateralized derivatives. In the future, and possibly in the fourth quarter of 2014, we may adopt a "funding fair value adjustment" to reflect funding of uncollateralized derivatives at rates other than interbank offer rates.
Transfers Between Level 1 and Level 2 Measurements  During the three and nine months ended September 30, 2014 and 2013, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(dollars are in millions)
Level 3 assets(1)(2)	$3,786	$3,831
Total assets measured at fair value(3)	114,488	158,834
Level 3 liabilities	2,768	3,751
Total liabilities measured at fair value(1)	84,764	97,540
Level 3 assets as a percent of total assets measured at fair value	3.3%	2.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.3%	3.8%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,746 million of recurring Level 3 assets and $40 million of non-recurring Level 3 assets at September 30, 2014. Includes $3,667 million of recurring Level 3 assets and $164 million of non-recurring Level 3 assets at December 31, 2013.

(3)
Includes $114,207 million of assets measured on a recurring basis and $281 million of assets measured on a non-recurring basis at September 30, 2014. Includes $158,149 million of assets measured on a recurring basis and $685 million of assets measured on a non-recurring basis at December 31, 2013.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $1 million and $14 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and nine months ended September 30, 2014, respectively, compared with positive adjustments of $1 million and $42 million during the three and nine months ended September 30, 2013, respectively. These adjustments to fair value are recorded in trading revenue (expense) in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $51 million and $64 million against our monoline exposure at September 30, 2014 and December 31, 2013, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $200 million and $273 million at September 30, 2014 and December 31, 2013, respectively.
Loans As of September 30, 2014 and December 31, 2013, we have classified $21 million and $46 million, respectively, of subprime residential mortgage loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded gains of $5 million during both the three and nine months ended September 30, 2014 compared with a loss of $2 million and a gain of $5 million during the three and nine months ended September 30, 2013, respectively. The changes in fair value are recorded in other revenues in the consolidated statement of income.
Significant Transfers Into and Out of Level 3 Measurements  During the three and nine months ended September 30, 2014, we transferred $395 million and $591 million, respectively, of deposits in domestic offices and $81 million and $181 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during the three and nine months ended September 30, 2014, we transferred $59 million and $108 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.

HSBC USA Inc.

During the three and nine months ended September 30, 2013, we transferred $79 million and $323 million, respectively of deposits in domestic offices and $24 million and $204 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2013, we transferred $84 million and $241 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2014 and 2013 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of September 30, 2014:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$60
	Residential mortgages - Alt A	87
	Residential mortgages - Subprime	1
	Total AAA	148
AA	Other	42
A	Residential mortgages - Alt A	10
	Residential mortgages - Subprime	56
	Home equity - Alt A	92
	Student loans	84
	Other	53
	Total A	295
BBB	Residential mortgages - Alt A	3
	Collateralized debt obligations	269
	Total BBB	272
CCC	Residential mortgages - Subprime	5
Unrated	Residential mortgages - Alt A	1
		$763

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $32 million or a decrease of the overall fair value measurement of approximately $42 million as of September 30, 2014. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

•	Security and Fraud risk is the risk to the business from terrorism, crime, fraud, information security, incidents/disasters, cyber-attacks and groups hostile to HSBC interests;

•	Model risk is the risk of incorrect implementation or inappropriate application of models. Model risk occurs when a model does not properly capture risk(s) or perform functions as designed; and

•	Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid.
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
In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The Basel Committee finalized it's LCR rule in January 2013 with phase-in beginning in 2015. The Basel Committee's NSFR proposals have not been finalized but are expected to become an established standard, subject to phase-in by 2018.
In September 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions would begin the LCR transition period on January 1, 2015 and would be required to be fully compliant by January 1, 2017, as opposed to the Basel Committee's requirement to be fully compliant by January 1, 2019. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation periods, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. U.S. regulators are expected to issue a proposed rulemaking implementing the NSFR in advance of its scheduled global implementation in 2018.
In the first quarter of 2014, the FRB issued rules pursuant to section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more. The rules complement the LCR, capital planning, resolution planning, and stress testing requirements that have been finalized. The rules require bank holding companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Bank holding companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements by January 1, 2015. HSBC North America is developing plans to meet the standard and we do not expect a significant impact to our business model. From July 1, 2016, HSBC North America will be treated as an IHC owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies. HSBC North America is required to submit its IHC implementation plan to the FRB by January 1, 2015.
We believe that HSBC North America and HSBC Bank USA will meet these liquidity requirements prior to their formal introduction. HSBC North America and HSBC Bank USA will adjust their liquidity profiles to support compliance with these rules. We do not believe this will dramatically change our funding profile, but rather we will refine our funding strategy to most economically meet these requirements. HSBC North America and HSBC Bank USA may need to change their liquidity profile to support compliance with any future final rules.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the long and short-term debt ratings HSBC USA and HSBC Bank USA maintained at September 30, 2014:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA:
Short-term borrowings	P-1	A-1	F1+	R-1 (middle)
Long-term/senior debt	A2	A+	AA-	AA (low)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	A1	AA-	AA-	AA (low)

(1)	Dominion Bond Rating Service.
On September 18, 2014, S&P published revised criteria as to their treatment of Bank and Prudentially Regulated Finance Company Hybrid Capital Instruments. Following the publication of their criteria, on September 29, 2014 S&P lowered its credit ratings on 247 hybrid capital instruments issued by banks across the U.S., including the preferred stock and trust preferred securities issued or guaranteed by HSBC USA which were all downgraded two notches.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. For example, S&P as well as Moody's have recently published a request for comment regarding proposed revisions to their criteria for rating certain non-bank financial institutions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of September 30, 2014, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Present value of a basis point ("PVBP)  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	2.8	6.8
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

HSBC USA Inc.

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on October 1 and January 1):
Change resulting from a gradual 100 basis point increase in the yield curve	$133	6	$(5)	—
Change resulting from a gradual 100 basis point decrease in the yield curve	(149)	(6)	(68)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	235	10	(43)	(2)
Change resulting from a gradual 200 basis point decrease in the yield curve	(284)	(12)	(137)	(6)
Other significant scenarios monitored (reflects projected rate movements on October 1 and January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	187	8	(7)	—
Change resulting from an immediate 100 basis point decrease in the yield curve	(233)	(10)	(109)	(5)
Change resulting from an immediate 200 basis point increase in the yield curve	352	15	(39)	(2)
Change resulting from an immediate 200 basis point decrease in the yield curve	(444)	(19)	(257)	(12)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in one important accounting based capital ratio: total shareholders' equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark will be included in common equity Tier 1 capital and the impact of this change for HSBC USA is being assessed along with the other Basel III changes being introduced. As of September 30, 2014, we had an available-for-sale securities portfolio of approximately $29,801 million with a positive mark-to-market of $563 million included in tangible common equity of $13,643 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $211 million to a net gain of $352 million with the following results on the total shareholders' equity to total assets ratio.

	September 30, 2014		December 31, 2013
	Actual	Proforma(1)	Actual	Proforma(1)
Total shareholders' equity to total assets	9.65%	9.59%	8.88%	8.80%

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.`
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

HSBC USA Inc.

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
The following table summarizes trading VAR for the nine months ended September 30, 2014:

	September 30, 2014	Nine Months Ended September 30, 2014			December 31, 2013
		Minimum	Maximum	Average
	(in millions)
Total trading	$8	$3	$12	$8	$9
Foreign exchange	5	1	8	5	7
Interest rate directional and credit spread	9	2	14	9	10

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the nine months ended September 30, 2014. Market risk-related trading revenue excludes certain items such as fees, commissions, fair value adjustments, net interest income and intra-day trading revenues. Analysis of the gain (loss) data for the nine months ended September 30, 2014 shows that the largest daily gain was $7 million and the largest daily loss was $7 million.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	2	103	81	2	—
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
The following table summarizes non-trading VAR for the nine months ended September 30, 2014, assuming a 99 percent confidence level for a two-year observation period and a one-day "holding period":

	September 30, 2014	Nine Months Ended September 30, 2014			December 31, 2013
		Minimum	Maximum	Average
	(in millions)
Total Accrual VAR	$53	$53	$100	$62	$104
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

HSBC USA Inc.

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
The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	September 30, 2014	December 31, 2013
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1 and January 1):
Value of hedged MSRs portfolio	$182	$227
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(20)
Calculated change in net market value	(1)	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(8)
Calculated change in net market value	1	3
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(12)
Calculated change in net market value	3	6
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the nine months ended September 30, 2014. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	17	22	—	—
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

HSBC USA Inc.

Security and Fraud Risk There have been no material changes to our approach toward security and fraud risk since December 31, 2013.
Pension Risk There have been no material changes to our approach toward pension risk since December 31, 2013.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following tables summarize the quarter-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing annualized net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2014 included fees of $14 million and $48 million, respectively, compared with fees of $37 million and $80 million during the three and nine months ended September 30, 2013, respectively.

Three Months Ended September 30,	2014			2013
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$27,435	$19.27%		$24,182	$16.26%
Federal funds sold and securities purchased under resale agreements	1,488	3.73		2,007	3.61%
Trading assets	9,810	63	2.57	9,734	34	1.39
Securities	43,474	185	1.69	52,064	213	1.62
Loans:
Commercial	53,982	304	2.23	46,152	275	2.36
Consumer:
Residential mortgages	16,320	138	3.37	15,990	138	3.41
Home equity mortgages	1,875	16	3.37	2,127	17	3.20
Credit cards	679	18	10.44	861	17	7.96
Other consumer	526	7	5.16	625	7	4.73
Total consumer	19,400	179	3.66	19,603	179	3.63
Total loans	73,382	483	2.61	65,755	454	2.74
Other	3,118	9	1.26	3,197	10	1.18
Total interest earning assets	158,707	$762	1.91%	156,939	$730	1.84%
Allowance for credit losses	(621)			(614)
Cash and due from banks	938			1,062
Other assets	19,932			20,278
Total assets	$178,956			$177,665
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$42,355	$13.12%		$42,577	$16.14%
Other time deposits	22,403	22.38		19,722	30.60
Deposits in foreign offices:
Foreign banks deposits	6,171	1.07		7,391	1.06
Other interest bearing deposits	6,531	1.06		5,850	1.09
Total interest bearing deposits	77,460	37.19		75,540	48.25
Short-term borrowings	16,637	14.34		19,506	11.22
Long-term debt	25,000	165	2.63	21,183	159	2.97
Total interest bearing deposits and debt	119,097	216.72		116,229	218.74
Tax liabilities	27	—	(5.73)	498	15	12.05
Total interest bearing liabilities	119,124	216.72		116,727	233.79
Net interest income/Interest rate spread		$546	1.19%		$497	1.05%
Noninterest bearing deposits	30,653			30,646
Other liabilities	12,223			12,976
Total shareholders’ equity	16,956			17,316
Total liabilities and shareholders’ equity	$178,956			$177,665
Net interest margin on average earning assets			1.37%			1.26%
Net interest income to average total assets			1.21%			1.11%

HSBC USA Inc.

Nine Months Ended September 30,	2014			2013
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$25,454	$51.26%		$21,603	$42.26%
Federal funds sold and securities purchased under resale agreements	1,421	7.68		1,927	7.49
Trading assets	11,473	176	2.05	10,567	85	1.07
Securities	49,209	595	1.62	57,396	676	1.58
Loans:
Commercial	51,885	886	2.28	44,974	843	2.51
Consumer:
Residential mortgages	16,100	410	3.41	15,927	424	3.55
Home equity mortgages	1,924	49	3.39	2,200	53	3.26
Credit cards	684	52	10.21	816	52	8.53
Other consumer	542	21	5.20	641	24	4.95
Total consumer	19,250	532	3.70	19,584	553	3.78
Total loans	71,135	1,418	2.67	64,558	1,396	2.89
Other	3,329	31	1.24	3,089	31	1.34
Total interest earning assets	162,021	$2,278	1.88%	159,140	$2,237	1.88%
Allowance for credit losses	(590)			(607)
Cash and due from banks	945			1,107
Other assets	20,778			22,410
Total assets	$183,154			$182,050
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$42,800	$38.12%		$43,694	$52.16%
Other time deposits	21,314	64.40		20,232	85.57
Deposits in foreign offices:
Foreign banks deposits	7,006	3.06		7,419	4.07
Other interest bearing deposits	5,958	3.07		6,452	5.09
Deposits held for sale	—	—	—	—	1	—
Total interest bearing deposits	77,078	108.19		77,797	147.25
Short-term borrowings	22,899	37.22		17,475	28.22
Long-term debt	23,422	487	2.78	21,748	492	3.02
Total interest bearing deposits and debt	123,399	632.69		117,020	667.76
Tax liabilities	267	(101)	(50.75)	496	40	10.87
Total interest bearing liabilities	123,666	531.57		117,516	707.80
Net interest income/Interest rate spread		$1,747	1.31%		$1,530	1.08%
Noninterest bearing deposits	30,188			30,870
Other liabilities	12,466			16,026
Total shareholders’ equity	16,834			17,638
Total liabilities and shareholders’ equity	$183,154			$182,050
Net interest margin on average earning assets			1.44%			1.29%
Net interest income to average total assets			1.28%			1.12%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At the end of the third quarter of 2014, the HSBC Group has 11 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a

HSBC USA Inc.

license or an authorization from relevant authorities. Repayments have been received under a number of the loans in the third quarter of 2014.
Bank Melli and Bank Saderat acted as sub-participants in two of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments, although no such payments were made in the third quarter of 2014.
In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. This loan has now matured and the final claim for non-payment was processed by the supporting Export Credit Agency in the third quarter of 2014.
The HSBC Group also maintains sub-participations in loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. In relation to Bank Mellat, the HSBC Group has one sub-participation supported by the Export Credit Agency of the Netherlands. The facility has matured and the final claim for non-payment was processed by the supporting Export Credit Agency in the third quarter of 2014. In relation to Bank Tejarat, the HSBC Group has one sub-participation supported by the Export Credit Agency of Italy. The repayments due under the sub-participation have not been received from Bank Tejarat and claims are being processed with the supporting Export Credit Agency. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the third quarter of 2014, which includes interest and fees, was approximately $366,000. Estimated net profit for the HSBC Group during the third quarter of 2014 was approximately $211,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the third quarter of 2014 and approximately 19 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the third quarter of 2014. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profits measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the third quarter of 2014.

•
The HSBC Group has acted during the third quarter of 2014 as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank employees. The HSBC Group runs and operates the pension scheme in accordance with Hong Kong laws and regulations. During the third quarter of 2014, accrued benefits were transferred into two former members' personal accounts following receipt of their notices of resignation in the second quarter of 2014.

•
In 2010, the HSBC Group closed its representative office in Iran. The HSBC Group maintains a local account with an Iranian bank in Tehran in order to facilitate residual activity related to the closure. The HSBC Group has been authorized by the U.S. Government (and by relevant non-U.S. regulators) to make payments in connection with the liquidation and deregistration of the representative office in Tehran. In the third quarter of 2014, the HSBC Group initiated payments of approximately $1,200 from this account to pay taxes and related expenses associated with the closure.

HSBC USA Inc.

Estimated gross revenue to the HSBC Group in the third quarter of 2014 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was approximately $178,000. The HSBC Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the third quarter of 2014 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in the third quarter of 2014.
Activity related to U.S. Executive Order 13382 The HSBC Group holds an account for a customer that was a wholly owned subsidiary of an entity sanctioned under Executive Order 13382 in the first quarter of 2014. Those sanctions have now been lifted from the parent entity in the third quarter of 2014. The estimated gross revenue and the estimated net profits generated to the HSBC Group in the third quarter of 2014 were $1,500.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The HSBC Group made no payments and there was no gross revenue or net profit to the HSBC Group in the third quarter of 2014.
The HSBC Group processed checks payable to the Iranian Interests Section of the Embassy of Pakistan on behalf of a U.S. customer in respect of intellectual property protection in Iran. The estimated gross revenue and estimated net profits generated to the HSBC Group in the third quarter of 2014 were $48.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2014. In the third quarter of 2014, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group or HSBC Bank USA.

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 11
by business segment 47	Estimates and assumptions 9
consolidated average balances 140	Executive overview 83
fair value measurements 61	Fair value measurements:
nonperforming 20, 26, 27, 121	assets and liabilities recorded at fair value on a recurring basis 62
trading 10,90	assets and liabilities recorded at fair value on a non-recurring basis 72
Asset-backed commercial paper conduits 51	control over valuation process 129
Asset-backed securities 11, 63, 75, 132	financial instruments 61
Balance sheet:	hierarchy 59, 130
consolidated 5	transfers into/out of level one and two 65
consolidated average balances 140	transfers into/out of level two and three 65
review 87	valuation techniques 73
Basel I 125	Fiduciary risk 133, 138
Basel II 125	Financial assets:
Basel III 50, 125	designated at fair value 39
Basis of reporting 86	reclassification under IFRSs 48, 86
Business:	Financial highlights metrics 83
consolidated performance review 83	Financial liabilities:
Capital:	designated at fair value 39
2014 funding strategy 127	fair value of financial liabilities 61
common equity movements 125	Forward looking statements 81
consolidated statement of changes 7	Funding 127
regulatory capital 50	Gain on instruments designated at fair value and related derivatives 40
selected capital ratios 50, 84, 125, 136	Gains (losses) from securities 16, 97
Cash flow (consolidated) 8	Global Banking and Markets 48, 109
Cautionary statement regarding forward-looking statements 81	Geographic concentration of receivables 123
Collateral — pledged assets 57	Goodwill 32
Collateralized debt obligations 75, 132	Guarantee arrangements 53
Commercial banking segment results (IFRSs) 48, 108	Impairment:
Compliance risk 133, 138	available-for-sale securities 14
Controls and procedures 142	credit losses 28, 95, 115
Credit card fees 97	nonperforming loans 20, 26, 27, 121
Credit quality 115	impaired loans 21
Credit risk:	Income (loss) from financial instruments designated at fair value, net 40
adjustment 59	Income tax expenses 3, 105
component of fair value option 40	Intangible assets 31
concentration 27, 122	Interest rate risk 133, 135
exposure 133	Internal control 142
management 133	Key performance indicators 83
related contingent features 37	Legal proceedings 142
related arrangements 54	Liabilities:
Current environment 83	commitments, lines of credit 128
Deferred tax assets 105	deposits 91, 124
Deposits 91, 124	financial liabilities designated at fair value 39
Derivatives:	trading 10, 90
cash flow hedges 35	long-term debt 44, 61, 91, 124
fair value hedges 34	short-term borrowings 44, 61, 91, 124
notional value 38	Liquidity and capital resources 124
trading and other 36	Liquidity risk 133, 134
Equity:	Litigation and regulatory matters 77
consolidated statement of changes 7
ratios 50, 84, 125, 136

HSBC USA Inc.

Loans:	Reputational risk 133, 138
by category 18, 88	Results of operations 92
by charge-off (net) 28, 120	Residential Mortgage Revenue 101
by delinquency 27, 118	Retail banking and wealth management segment results (IFRSs) 48, 107
criticized assets 25	Risk elements in the loan portfolio 122
geographic concentration 123	Risk management:
held for sale 30	credit 133
impaired 21	compliance 133, 138
nonperforming 20, 26, 27, 121	fiduciary 133, 138
overall review 87	interest rate 133, 135
risk concentration 27, 122	liquidity 133, 134
troubled debt restructures 21	market 133, 136
Loan impairment charges — see Provision for credit losses	model 133, 138
Loan-to-deposits ratio 84	operational 133, 138
Loan to value (LTV) 88	pension 133, 139
Market risk 133, 136	reputational 133, 138
Market turmoil:	security and fraud risk 133, 139
exposures 136	strategic 133, 138
impact on liquidity risk 124	Securities:
Monoline insurers 15, 131	amortized cost 11
Mortgage lending products 18, 88	fair value 11
Mortgage servicing rights 31	impairment 14
Net interest income 92	maturity analysis 16
New accounting pronouncements 80	Segment results - IFRSs basis:
Off balance sheet arrangements 128	retail banking and wealth management 48, 107
Operating expenses 103	commercial banking 48, 108
Operational risk 133, 138	global banking and markets 48, 109
Other revenue 97	private banking 48, 112
Other segment results (IFRSs) 48, 113	other 48, 113
Pension and other postretirement benefits 43	overall summary 48, 107
Performance, developments and trends 83	Selected financial data 83
Pledged assets 57	Sensitivity:
Private banking segment results (IFRSs) 48, 112	projected net interest income 136
Profit (loss) before tax:	Statement of changes in shareholders’ equity 7
by segment — IFRSs 48	Statement of changes in comprehensive income 4
consolidated 3	Statement of income 3
Provision for credit losses 28, 95	Strategic risk 133, 138
Ratios:	Stress testing 124, 126
capital 50, 84, 125, 136	Table of contents 2
charge-off (net) 83, 116	Tax expense 3, 105
credit loss reserve related 116	Trading:
delinquency 118	assets 10, 90
earnings to fixed charges — Exhibit 12	derivatives 10, 90
efficiency 83, 103, 105	liabilities 10, 90
Reconciliation of U.S. GAAP results to IFRSs 86	portfolios 10
Refreshed loan-to-value 88	Trading revenue (net) 97, 99
Regulation 50, 125, 142	Troubled debt restructures 21
Related party transactions 44	Value at risk 136
Variable interest entities 51

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 3, 2014

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

1.
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXentsible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.