Form 10-K
period 2014-12-31
HSBC USA INC /MD/
filed 2015-02-23
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 20, 2015, there were 713 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.
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

HSBC North America Operations

HSBC North America is the holding company for HSBC Group’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2014 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation ("HSBC Finance"), a holding company for the run-off consumer finance operations, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC Group’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services such as through the pooling of resources within HTSU to provide shared, allocated support functions to all of HSBC North America's subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, generally leads or participates as underwriter of all HUSI domestic issuances of term debt and, historically, HSBC Finance issuances of term debt and asset-backed securities. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC USA Inc. Operations

In support of HSBC's strategy to be the world's leading international bank, our operations are focused on the core activities of our four global businesses and the positioning of our activities towards international connectivity strategies.

•	Our Retail Banking and Wealth Management business focuses on internationally minded clients in large metropolitan centers on the West and East coasts.

•	Our Commercial Banking business is focused on five hubs through which over 50 percent of U.S. corporate imports and exports occur, namely California, Florida, Illinois, New York and Texas.

•
Our Global Banking and Markets businesses serve top-tier multinational clients across the Americas and globally through Global Banking's sector-focused advisory and relationship management teams, with Capital Financing providing U.S. dollar funding along with other financing products and services, and Global Markets offering a wide range of products across Fixed Income, Foreign Exchange and Equities.

•
Our Private Bank business serves high net worth and ultra-high net worth individuals and their families with a focus on multi-generational families, business owners and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad.

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

HSBC USA Inc.

In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are serving as custodian of investment securities for other HSBC affiliates and providing personal trust services. The impact of HTCD’s operations on HSBC USA’s consolidated balance sheets and results of operations for the years ended December 31, 2014, 2013 and 2012 was not material.
As discussed more fully under "Discontinued Operations" below and in Note 3, "Discontinued Operations," in the accompanying consolidated financial statements, certain credit card receivables are reported as discontinued operations and, because we report segments on a continuing operations basis, are no longer included in our segment presentation.
We report financial information to our ultimate parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRS"). As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and Group Reporting Basis as they impact our results, see Note 23, "Business Segments," in the accompanying consolidated financial statements.
Continuing Operations
Retail Banking and Wealth Management Segment ("RBWM")  RBWM is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the U.S. including New York City, Los Angeles, San Francisco, Miami and Washington DC. RBWM focuses on two customer propositions: HSBC Premier and HSBC Advance. HSBC Premier, is a comprehensive banking and wealth management proposition for the internationally minded mass affluent client. HSBC Premier clients have access to a full suite of banking and wealth management solutions and also have access to priority services such as 24-hour telephone service and more favorable pricing based on the banking relationship. HSBC Premier clients also receive personalized support through dedicated relationship managers and are serviced through other alternative channels such as on-line banking and a dedicated contact center. RBWM's other main customer proposition, HSBC Advance, is a digitally-enabled proposition directed towards the emerging affluent client with more borrowing and cash management needs and in the initial stages of wealth accumulation. HSBC Advance provides everyday banking solutions, alongside a range of lending and wealth products. HSBC Advance customers are serviced primarily through direct channels, including the contact center, secure internet banking and mobile and tablet applications. With our affiliates, HSI and HSBC Insurance Agency (USA) Inc., HSBC Premier and HSBC Advance provides access to a range of wealth management solutions. RBWM also offers a broad range of financial products and services to all of its retail banking customers, including residential mortgages, home equity lines of credit, credit cards, deposits and branch services.
Commercial Banking Segment ("CMB")  CMB's goal is to be the banking partner of choice for international businesses building on our rich heritage, international capabilities and customer relationships to enable global connectivity. CMB strives to execute this vision and strategy by focusing on key markets with high concentrations of international connectivity. Our CMB segment serves the markets through three client groups, notably Large Corporate, Middle Market and Business Banking. We also have a specialized Commercial Real Estate group which focuses on selective business opportunities in markets where we have strong portfolio expertise. This structure allows us to align our resources in order to efficiently deliver suitable products and services based on our clients' needs and abilities. Payments and Cash Management, Global Trade and Receivables Finance and Credit and Lending are key products groups which enable CMB to deliver the global connections required by customers. Through our commercial centers and our retail branch network, CMB provides customers with the products and services needed to grow their businesses internationally, and delivers those products and services through our relationship managers who operate within a robust customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship, as well as through our on-line banking channel HSBCnet. Since 2012, our continued focus on expanding our core proposition and proactively targeting companies with international banking requirements led to an increase in our relationship managers and product partners enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest, and to the establishment of international subsidiary banking teams to facilitate cross-border banking for our clients.
Global Banking and Markets Segment ("GB&M")  Our GB&M business segment supports HSBC’s emerging markets-led, financing-focused global strategy by leveraging the HSBC Group's advantages and scale, strength in developed and emerging markets and product expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. GB&M clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, we aim to develop a comprehensive understanding of each client’s financial requirements with a long-term relationship

HSBC USA Inc.

management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and Private Banking ("PB") clients to meet their domestic and international banking needs.
Within client-focused business lines, GB&M offers a full range of capabilities, including:

•
Banking and financing advice and solutions for corporate and institutional clients, including loans, working capital, trade services, payments and cash management, leveraged and acquisition finance, as well as capital raising in the debt and equity capital markets; and

•
A markets business with 24-hour coverage and knowledge of world-wide local markets which provides services in credit and rates, foreign exchange, precious metals trading, equities and securities services.

Also included in our GB&M segment is Balance Sheet Management, which is responsible for managing liquidity and funding under the supervision of our Asset and Liability Management Committee. Balance Sheet Management also manages our structural interest rate position within a limit structure. Balance Sheet Management reinvests excess liquidity into highly rated liquid assets. The majority of the liquidity is invested in interest bearing deposits with Federal Reserve banks and U.S. government and other high quality securities. Balance Sheet Management is permitted to use derivatives as part of its mandate to manage interest rate risk. Derivative activity is predominantly comprised of the use of traditional interest rate swaps which are part of cash flow hedging relationships. Credit risk in Balance Sheet Management is predominantly limited to short-term exposure created by exposure to banks as well as high quality sovereigns or agencies which constitute the majority of Balance Sheet Management’s liquidity portfolio. Balance Sheet Management does not and is not mandated to manage the structural credit risk of our balance sheet. Balance Sheet Management only manages interest rate risk.
Private Banking Segment ("PB")  PB provides private banking and trustee services to high net worth individuals and families with local and international needs, with many clients sourced in collaboration with our other business lines. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. PB offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and wealth needs.
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

Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term debt, borrowing under unsecured and secured financing facilities, issuing preferred equity, selling liquid assets and, as necessary, receiving capital contributions from our immediate parent, HSBC North America Inc. ("HNAI"). Our prospects for growth continue to be dependent upon our ability to attract and retain deposits. Emphasis is placed on maintaining stability in core deposit balances. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group, the effectiveness of our compliance remediation efforts and our management of the credit risks inherent in our business and customer base.
In 2014, our primary source of funds continued to be deposits, augmented by issuances of commercial paper and term debt. We focus on relationship deposits where clients have purchased multiple products from us, such as HSBC Premier for individuals, as those balances will tend to be significantly more stable than non-relationship deposits. We issued a total of $8,088 million of long-term debt at various points in 2014, including $2,250 million of senior notes issued in June 2014 and $2,450 million of senior notes issued in November 2014. We also repaid long-term debt of $3,686 million in 2014. As a result of the adoption of the final rules, effective as of January 1, 2014, by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision (the "Basel Committee') , together with the impact of similar

HSBC USA Inc.

implementation by United Kingdom ("U.K.") banking regulators, we are reviewing the composition of our capital structure. We anticipate replacing instruments that receive less favorable treatment under the rules with new Basel III compliant instruments.
A detailed description of our sources and availability of funding are set forth in the "Liquidity and Capital Resources" and "Off Balance Sheet Arrangements" sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
We use the cash generated by these funding sources to service our debt obligations, originate new loans, purchase investment securities and pay dividends to our preferred shareholders and, as available and appropriate, to our parent.

Employees and Customers

At December 31, 2014, we had approximately 6,400 employees.
At December 31, 2014, we had approximately 2.0 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York and California accounted for 35 percent and 29 percent, respectively, of our total outstanding commercial real estate loans, residential mortgage loans and credit card receivables on a continuing operations basis.

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
Bank Holding Company Supervision  As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and to inspection, examination and supervision by our primary regulator, the Federal Reserve Board ("FRB"). We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the Securities and Exchange Commission (the "SEC").
HSBC USA and its parent bank holding companies qualified as financial holding companies pursuant to the amendments to the BHC Act effected by the Gramm-Leach-Bliley Act of 1999 ("GLB Act"). Financial holding companies may engage in a broader range of activities than bank holding companies. Under regulations implemented by the FRB, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the FRB may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the FRB may require divestiture of the holding company’s depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended ("CRA"), the FRB must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the Office of the Comptroller of the Currency ("OCC") on December 11, 2012 (the "GLBA Agreement"), the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a "financial subsidiary". A "financial subsidiary" is a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC USA and its parent bank holding companies no longer meet the qualification requirements for financial holding company status, and may not engage in any new types of financial activities without the prior approval of the FRB, and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on financial

HSBC USA Inc.

holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. We continue to take steps to satisfy the requirements of the GLBA Agreement.
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
The GLB Act and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks, including regulations and restrictions on the activities we may conduct and the types of businesses and entities we may acquire. Furthermore, other provisions contain detailed requirements relating to the financial privacy of consumers. In addition, the so-called ‘push-out’ provisions of the GLB Act removed the blanket exemption from registration for securities and brokerage activities conducted in banks (including HSBC Bank USA) under the Exchange Act. Applicable regulations allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exceptions.
Consumer Regulation  Our consumer lending businesses operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the "CFPB") and the other consumer-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Dodd-Frank") described below, these businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, mortgage loan servicing obligations, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing activities. Federal bankruptcy and state debtor relief and collection laws affect the ability of banks, including HSBC Bank USA, to collect outstanding balances.
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
In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order"), and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America, entered into a similar consent order with the FRB (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required; however, we are not yet in compliance with all requirements of the OCC Servicing Consent Order. The failure of HSBC Bank USA to satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties, which may have a material adverse effect on our consolidated results of operations and financial condition.
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2014, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 28, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.

HSBC USA Inc.

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
Regulatory Capital and Liquidity Requirements  As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company’s failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Generally, bank holding company regulatory capital compliance is performed at a consolidated level within the U.S. at HSBC North America, our indirect parent, and also separately for HSBC Bank USA. However, we do present HSBC USA’s capital ratios, together with HSBC Bank USA’s, below in "Liquidity and Capital Resources" in our MD&A, as well as in Note 24 to the Consolidated Financial Statements, "Retained Earnings and Regulatory Capital Requirements". Our ultimate parent, HSBC, is also subject to regulatory capital requirements under U.K. law.
Basel I. The U.S.’s general risk-based capital guidelines, as still in effect as of December 31, 2014, are based on the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision . Under such capital guidelines, a bank or a bank holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories.
Under rules still applicable as of December 31, 2014, to be categorized as "well capitalized," a banking institution must have the minimum ratios reflected in the table included in Note 24, "Retained Earnings and Regulatory Capital Requirements" of the accompanying consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or bank holding company when particular circumstances warrant.
Basel II. In December 2007, the U.S. federal banking regulators implemented the Basel Committee’s so-called Basel II capital reforms, which included an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk (taken together, the "Advanced Approach"), for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as "Advanced Approach" banking organizations). The intermediate holding companies of non-U.S. banks like HSBC may opt out of the Advanced Approach with the prior approval of the FRB. In December 2014, HSBC North America and HSBC USA received approval to opt out of the Advanced Approach.

HSBC USA Inc.

Basel 2.5. In June 2012, U.S. regulators issued a final rule, which became effective January 1, 2013, known in the industry as Basel 2.5, that modified the U.S. regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. In December 2013, the FRB adopted changes to the Basel 2.5 rule that would conform to changes in the Basel III Final Rule (described below).
Basel III. In December 2010, the Basel Committee issued "A global regulatory framework for more resilient banks and banking systems," commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III capital framework in the U.S (the "Basel III Final Rule"). The Basel III Final Rule phases in a complete replacement to the Basel I general risk-based capital rules, builds on the Advanced Approach of Basel II, incorporates certain changes to Basel 2.5, and implements certain other requirements of the Dodd-Frank Act. HSBC North America and HSBC Bank USA became subject to the Basel III Final Rule as of January 1, 2014. Several of the provisions of the Basel III Final Rule will be phased in through 2019. The Basel III Final Rule will materially increase our regulatory capital requirements over the next several years.
The Basel III Final Rule establishes an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and introduces the "Standardized Approach" for risk weighted assets, which will replace the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015.
In February 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. This IHC may calculate its risk-based and leverage capital requirements solely under the U.S. Standardized Approach, even if the IHC meets the asset thresholds that would require a bank holding company to use the Advanced Approach. IHCs meeting these thresholds, however, will still be subject to other capital requirements applicable to bank holding companies that meet these thresholds, including the supplementary leverage ratio ("SLR") and the countercyclical buffer, if in effect. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. HSBC North America submitted its IHC implementation plan to the FRB on December 31, 2014. Under the final rule, IHCs may opt out of the Advanced Approach and instead be subject to the Standardized Approach. In December 2014, HSBC North America and HSBC USA received FRB approval to opt out of the Advanced Approach. IHCs will be subject to all other risk-based capital requirements, stress testing requirements, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016. The implementation of these requirements of the final rule is not expected to have a significant impact on our processes and operations since we already meet several of the requirements.
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
In addition, and subject to discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5 percent (to be phased in, if applicable, beginning January 1, 2016), consisting of common equity tier 1 capital, could also be required to be built up by banking organizations in periods of excess credit growth in the economy.
Under the Basel III Final Rule, all banking organizations will continue to be subject to the U.S. regulators’ existing minimum leverage ratio of 4 percent (calculated as the ratio of Tier 1 Capital to average consolidated assets as reflected in the banking organization's consolidated financial statements, net of amounts deducted from capital). Additionally, IHCs and Advanced Approach banking organizations, such as HSBC North America and HSBC Bank USA, will be subject to the SLR, with reporting to U.S. regulators commencing January 1, 2015 and full implementation and compliance by January 1, 2018. The SLR is currently set at 3 percent (calculated as the ratio of Tier 1 Capital to total leverage exposure, which includes balance sheet exposures plus certain

HSBC USA Inc.

off-balance sheet items). In September 2014, the U.S. regulators adopted revisions to the SLR denominator calculation to align it with the final Basel leverage framework adopted in January 2014. The changes apply to all IHCs and Advanced Approach banking organizations subject to the SLR, including our indirect parent HSBC North America and HSBC Bank USA. The SLR is generally consistent with the Basel leverage framework, but also contains certain modifications, including to the methodology for averaging total leverage exposure.
For the largest U.S. banks and bank holding companies, which do not include HSBC Bank USA or HSBC North America, the U.S. regulators have adopted an enhanced SLR ("eSLR") that requires these banks and bank holding companies to maintain a buffer of 3 percent and 2 percent, respectively, over and above the 3 percent SLR minimum requirement, effective January 1, 2018.
Under the Basel III Final Rule, beginning as of January 1, 2015, in order to be considered "well-capitalized", a depository institution, such as HSBC Bank USA, would be required to maintain a leverage ratio of 5 percent, a common equity Tier 1 risk-based capital ratio of 6.5 percent, a Tier 1 risk-based capital ratio of 8 percent and a total risk-based capital ratio of 10 percent. Beginning in 2018, a depository institution subject to the SLR must maintain an SLR of 3 percent (or 5 percent if it is subject to the eSLR) to be considered "well-capitalized".
With regard to the elements of capital, the application of the Basel III Final Rule will require HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 capital may be included fully in Tier 2 capital during those two years, but must be phased out of Tier 2 capital by January 1, 2022. We previously exercised our option to call and redeem the trust preferred securities issued by HSBC USA Capital Trust VII. We continue to consider options for redeeming other trust preferred securities issued which total $550 million at December 31, 2014. Also under the final rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital. As a result, our $300 million of cumulative perpetual preferred stock will be reclassified from Tier 1 to Tier 2 capital by January 1, 2016.
In November 2014, the Financial Stability Board ("FSB"), an international financial institutions regulatory body, issued a proposal for a total loss-absorbing capacity requirement ("TLAC") for G-SIBs. The proposed requirements would be a significant extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. In addition to significantly expanding the amount of such going-concern loss absorbency, the TLAC proposal introduces a requirement to issue specified amounts of debt obligations that can absorb losses in a resolution proceeding if the banking organization reaches the so-called point of non-viability. The TLAC requirement is to be applied in accordance with the banking organization's resolution strategy for each entity that would enter resolution as determined by the G-SIB Crisis Management Group. The FSB will be receiving comments on the proposal until February 2, 2015 and plans to conduct additional analysis, including a quantitative impact study, before adopting a final rule in November 2015. Once finalized, each FSB jurisdiction must implement the requirements under local law. Although the FSB does not anticipate global implementation until January 2019, certain jurisdictions, including the United States, are expected to implement the TLAC requirements sooner.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB will evaluate bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and Dodd-Frank Stress Testing DFAST programs of the FRB and HSBC Bank USA in the OCC’s DFAST program and both made their first submissions on January 6, 2014. HSBC North America's most recent submission of its CCAR capital plan and annual company-run DFAST results was made in January 2015. In July 2014, HSBC North America submitted its first mid-cycle company-run DFAST results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual bank-run DFAST, and submitted its latest DFAST results in January 2015. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario. HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. HSBC North America and HSBC Bank USA will publicly disclose their most recent DFAST results, as required, in March 2015. The FRB will also publicly disclose its own DFAST and CCAR results in March 2015. HSBC North America publicly disclosed its mid-cycle DFAST results, as required, in September 2014.

HSBC USA Inc.

On March 26, 2014, the FRB informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital actions included in its 2014 CCAR submission, including payment of dividends on outstanding preferred stock and trust preferred securities of HSBC North America and its subsidiaries. The FRB informed HSBC North America that it did object to its capital plan submitted for the 2014 CCAR submission due to weaknesses in its capital planning processes and required resubmission of the capital plan. HSBC North America’s stressed CET1 capital ratio was forecast by the FRB to fall to a minimum of 9.4% under the supervisory severely adverse scenario. This was substantially above the regulatory minimum ratio of 4.5%. The FRB does not permit bank holding companies to disclose confidential supervisory information including the reason for an objection to a capital plan submitted for CCAR. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity. HSBC North America submitted its 2015 CCAR capital plan, incorporating enhancements to its processes, on January 5, 2015, which also served as its required resubmission for its 2014 CCAR capital plan.
In October 2014, U.S. regulators issued a final rule that amends the CCAR capital planning and DFAST supervisory stress testing rules to shift the start date of the annual capital plan and supervisory and company-run stress test cycles back by one calendar quarter. The 2015 cycle began October 1, 2014 with a capital plan submission date of January 5, 2015. However, the next annual cycle will begin January 1, 2016 with a capital plan submission date of April 5, 2016. The final rule made certain other substantive changes to the capital plan and stress test regulations, including limiting a bank holding company's ability to make capital distributions (subject to certain exceptions) if its actual capital issuances in that quarter were less than the amount indicated in the capital plan. We are reviewing the potential impact of the final rule on our capital planning and stress testing processes.
Liquidity Risk Management. In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The Basel Committee finalized the LCR in January 2013 with phase-in beginning in 2015. The Basel Committee finalized the NSFR in October 2014.
In September 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.
In the first quarter of 2014, the FRB issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more. The rules complement the LCR, capital planning, resolution planning, and stress testing requirements that have been finalized. The rules require bank holding companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Bank holding companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements by January 1, 2015. HSBC North America has implemented plans to meet the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as an IHC owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.
Non-U.S. Regulatory Capital Requirements. HSBC North America and HSBC USA also continue to support HSBC’s implementation of the Basel III framework, as adopted by the U.K. Prudential Regulation Authority ("PRA"). We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations.
General. Our capital resources are summarized under "Liquidity and Capital Resources" in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 24, "Retained Earnings and Regulatory Capital Requirements" of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-

HSBC USA Inc.

based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.
Deposit Insurance  Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC’s regulations. The FDIC insurance coverage limits are $250,000 per depositor. HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC. Historically, depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. The assessment methodology was revised to a methodology based on assets rather than insured deposits beginning with the second quarter 2011 assessment and pricing is now based on a FDIC methodology to measure the risk of banks. In November 2014, the FDIC adopted further changes to the deposit insurance assessment system for large banks to align the assessment methodology with the standardized approach capital regulations and to eliminate all use of internal models.
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
Many of the AML compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HSBC Bank USA under the Bank Secrecy Act ("BSA") and applicable FRB regulations before the Patriot Act was adopted. These include requirements to adopt and implement an AML program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act has improved communication between law enforcement agencies and financial institutions. The Patriot Act and other recent events have also resulted in heightened scrutiny of the Bank Secrecy Act and AML compliance programs by bank regulators.
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the FRB. These actions required improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to BSA and AML compliance. Steps continue to be taken to address the requirements of the consent order.
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
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who also will be, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael Cherkasky was selected as the independent monitor. In July 2013, the United States District Court for the Eastern District of New York entered an order approving the U.S. DPA pursuant to the court's supervisory power and granting the parties' application to place the case in abeyance for five years. The court will maintain supervisory power over the implementation of the U.S. DPA while the case is in abeyance.
HSBC fulfilled all of the requirements imposed by the DANY DPA and accordingly the agreement expired at the end of the two year period in December 2014. If HSBC and HSBC Bank USA fulfill all of the requirements imposed by the U.S. DPA, the U.S.

HSBC USA Inc.

Department of Justice's charges against those entities will similarly be dismissed at the end of the five-year period of that agreement. The U.S. Department of Justice may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the U.S. DPA if HSBC or HSBC Bank USA breaches the terms of the U.S. DPA. See Note 28, "Litigation and Regulatory Matters," for additional discussion.
HSBC Bank USA also entered into a separate consent order with the OCC requiring it to correct the circumstances and conditions as noted in the OCC's then most recent report of examination, imposing certain restrictions on HSBC Bank USA directly or indirectly acquiring control of, or holding an interest in, any new financial subsidiary, or commencing a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. HSBC Bank USA also entered into a separate consent order with the OCC requiring it to adopt an enterprise-wide compliance program. The settlement with the U.S. and U.K. government agencies does not preclude further private litigation relating to, among other things, the HSBC Group's compliance with applicable AML/BSA and sanctions laws or other regulatory or law enforcement action for AML/BSA or sanctions matters not covered by the various agreements.
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
Affiliate Transaction Limits In relation to requirements for bank transactions with affiliates, beginning in July 2012 the current quantitative and qualitative limits on bank credit transactions with affiliates also include credit exposure related to repurchase agreements, derivatives and securities lending/borrowing transactions. This provision may limit the use of intercompany transactions between us and our affiliates, which may impact our current funding, hedging and overall internal risk management strategies.
Derivatives Regulation Title VII of the Dodd-Frank Act imposes a comprehensive regulation of over-the-counter ("OTC") derivatives markets, including credit default, equity, foreign exchanges and interest rate swaps. Implementation of Title VII is the responsibility of the Commodity Futures Trading Commission ("CFTC") (for swaps based on non-securities underliers or broad-based security indices), the SEC (for swaps based on individual securities and narrow-based security indices) and, to a lesser extent, U.S. banking regulators (for certain rules applicable to banks). The CFTC has adopted many of the most significant provisions, which came into effect during 2013 and 2014. In particular, certain swap dealers, including HSBC Bank USA, have provisionally registered with the CFTC and become members of the National Futures Association, subjecting them to an extensive array of corporate governance requirements, business conduct standards, reporting requirements, mandatory clearing of certain swaps and other regulatory standards affecting their derivatives businesses. These requirements have and continue to significantly increase the costs associated with HSBC Bank USA's derivatives businesses.

HSBC USA Inc.

In addition to these CFTC rules, as a provisionally registered swap dealer that is a national bank, HSBC Bank USA will become subject to capital and margin requirements established by the OCC. In September 2014, the OCC, other U.S. banking regulators and the CFTC re-proposed margin rules for non-cleared swaps and security-based swaps entered into with swap dealers, security-based swap dealers, major swap participants and major security-based swap participants. Under the re-proposals, such dealers and major participants would be required to collect and post initial and variation margin for non-cleared swaps and security-based swaps with financial end users that exceed a minimum volume of transactional activity. The two re-proposals would also limit categories of eligible collateral to cash, for variation margin, and cash and certain asset types (subject to standardized haircuts), for initial margin. The two re-proposals would follow a phased implementation schedule, with variation margin requirements coming into effect on December 1, 2015, and initial margin requirements phasing in annually for different counterparties from December 1, 2015 until December 1, 2019, depending on the transactional volume of the parties and their affiliates. Once finalized, these rules, as well as parallel rules outside the United States, are likely to increase the costs and liquidity burden associated with trading non-cleared swaps and security-based swaps and may adversely affect our business in such products.
Also, HSBC Bank USA engages in equity and credit derivatives businesses that are subject to the SEC's jurisdiction under Title VII of the Dodd-Frank Act. In June 2014, the SEC finalized rules regarding the cross-border application of the security-based swap dealer and major security-based swap participant definitions. These definitions share many similarities with parallel guidance finalized by the CFTC in July 2013. In January 2015, the SEC also finalized rules regarding reporting and public dissemination requirements for security-based swap transaction data. It is expected that the SEC will finalize many of its other OTC derivatives rules during 2015, including compliance dates for certain provisions of its security-based swap transaction data reporting rules. Because HSBC Bank USA's equity and credit derivatives businesses are also subject to the CFTC's jurisdiction under Title VII, material differences between the final SEC rules and existing CFTC rules could materially increase our costs of compliance with Title VII by requiring the implementation of significant additional policies, procedures, documentation, systems and controls for those businesses.
Furthermore, Section 716 of the Dodd-Frank Act included a 'swaps push-out' provision that would have effectively limited the range of OTC derivatives activities in which an FDIC-insured bank, including HSBC Bank USA could engage. In December 2014, the scope of Section 716 was significantly reduced and the provision will now effectively restrict only HSBC Bank USA's ability to enter into certain "structured finance swaps" that it entered into after July 16, 2015 and that are not entered into for hedging or risk mitigation purposes.
The "Volcker Rule" On December 10, 2013, U.S. regulators finalized the “Volcker Rule”, which limits the ability of banking entities to sponsor or invest in certain private equity or hedge funds or to engage in certain types of proprietary trading in the U.S. The final Volcker Rule extended the end of the rule's conformance period during which financial institutions subject to the rule must bring their activities and investments into compliance until July 21, 2015. In December 2014, the FRB further extended by order the conformance period to July 21, 2016 for investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 ("legacy covered funds"). The FRB also indicated that it intends to act next year to grant an additional one-year extension, until July 21, 2017, for the same legacy covered fund investments and relationships.
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
The final Volcker Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities remain within one or more of the exemptions described in the final Volcker Rule. In connection with these requirements, we have been actively analyzing the final rule, assessing its impact, and building the appropriate compliance framework to ensure compliance by the relevant effective dates.

HSBC USA Inc.

FDIC Assessment The Dodd-Frank Act also provided for a reapportionment in FDIC insurance assessments on FDIC-insured banks, such as HSBC Bank USA. The minimum reserve ratio for the Deposit Insurance Fund has been increased from 1.15 percent to 1.35 percent, with the target of 1.35 percent to be reached by 2020 and with the incremental cost charged to banks with more than $10 billion in assets. The assessment methodology was revised to a methodology based on assets rather than insured deposits beginning with second quarter 2011 assessment and pricing is now based on a FDIC methodology to measure the risk of the banks. This shift has had financial implications for all FDIC-insured banks, including HSBC Bank USA. In addition, the FDIC has set the designated reserve ratio at two percent as a long-term goal.
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
With respect to certain state laws governing the provision of consumer financial products by national banks such as HSBC Bank USA, the Dodd-Frank Act codified the current judicial standard of federal preemption with respect to national banks, but added procedural steps to be followed by the OCC when considering preemption determinations after July 21, 2011. Furthermore, the Dodd-Frank Act removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential state Attorney General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. The extent to which the limitations on federal preemption will impact our businesses and those of our competitors remains uncertain.
The Dodd-Frank Act contains many other consumer-related provisions, including provisions addressing mortgage reform. In the area of mortgage origination, there is a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.
Debit Interchange The Dodd-Frank Act authorized the FRB to implement standards for assessing debit interchange fees that are reasonable and proportionate to the actual processing costs of the issuer. The FRB promulgated regulations effective October 1, 2011 that limit interchange fees in most cases to no more than the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, plus the ability to charge an additional 1 cent per transaction if the issuer meets certain fraud-prevention standards. In July 2013, the U.S. District Court for the District of Columbia overturned the FRB’s regulations on debit interchange and required that the FRB recraft the rule with a lower maximum fee. The District Court decision was overturned by the Court of Appeals in March 2014, and a group of retailer trade associations and individual merchants filed a petition seeking review by the U.S. Supreme Court of the Court of Appeals decision. The U.S. Supreme Court denied the petition in January 2015, allowing the interchange fee limitations in the FRB regulation to remain unchanged.
The Dodd-Frank Act has and will continue to have a significant impact on the operations of many financial institutions in the United States, including HSBC USA, HSBC Bank USA and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, we are unable to determine precisely the impact that Dodd-Frank and related regulations will have on financial results at this time.
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

HSBC USA Inc.

Corporate Governance and Controls

We maintain a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our website also contains our Corporate Governance Standards and Charters of Standing Committees for the Audit Committee, the Compliance Committee, the Risk Committee, the Fiduciary Committee and the Chairman's Committee of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the "NYSE") certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 23, 2015.

HSBC USA Inc.

Item 1A. Risk Factors

The following discussion provides a description of the most significant risk factors that could affect our businesses, results of operations and financial condition and could cause our results to differ materially from those expressed in public statements or documents. Some of these risk factors are inherent in the financial services industry and others are more specific to our own businesses. However, other factors besides those discussed below or elsewhere in this Annual Report on Form 10-K could also affect our businesses, results of operations and financial condition and, therefore, the risk factors below should not be considered a complete list of all potential risks that we may face.
The current uncertain market and economic conditions may continue to affect our businesses, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth. While the U.S. economy continued to improve during 2014, challenges remain. We also have a significant number of customers in Latin America, which continues to experience inflation and other economic challenges. General business, economic and market conditions that could continue to affect us include:

•	level of economic growth and the pace and magnitude of the recovery;

•	pressure on consumer confidence and consumer spending from other economic and market conditions;

•	fiscal policy;

•	volatility in energy prices;

•	volatility in credit markets;

•	unemployment levels;

•	trends in corporate earnings;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events, natural disasters or acts of war or terrorism;

•	fluctuations in the value of the U.S. dollar;

•	movements in short-term and long-term interest rates or a prolonged period of low or negative interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	bankruptcy filing levels and heightened scrutiny by various U.S. Bankruptcy Trustees of proofs of claim and other documents filed by creditors in consumer bankruptcy cases; and

•	new laws, regulations or regulatory and law enforcement initiatives.
In a challenging economic environment, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared with historical periods as many of our customers experience reductions in cash flow available to service their debt. These delinquencies, in turn, have adversely affected our earnings. Although unemployment rates have improved in 2014 and housing market conditions in the U.S. continue to recover, if businesses remain cautious to hire, additional losses could be significant in all types of our consumer loans due to decreased consumer income. While the U.S. economy continued to improve in 2014, the sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions stop improving or become depressed and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations. While the recovery may be positive in the United States, it can have a simultaneous negative effect on currencies and stock markets in emerging economies such as those in Latin America, which could have a negative impact on our loan portfolio for our Latin American clients, with a corresponding impact on our results of operations.
While the housing market in the U.S. continues to recover, the strength of the recovery varies by market. The combination of foreclosure documentation scrutiny and new rules or statutes relating to foreclosures has led to a significant backlog of foreclosures which will take time to resolve. Mortgage lenders have substantially tightened lending standards since 2007. Furthermore, our loan portfolio was impacted by the declining home values and erosion of homeowner's equity and the resulting difficulty some

HSBC USA Inc.

borrowers had refinancing their mortgages, particularly in cases where government programs for high loan to value refinancing were not available. This, in turn, impacted both credit performance and run-off rates which resulted in elevated delinquency rates for real estate secured loans in our portfolio.
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
The Dodd-Frank Act also required the U.S regulatory agencies to adopt rules to implement the Volcker Rule, which is intended in part to prohibit institutions such as HSBC USA from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund subject to certain exemptions. A final rule implementing the Volcker Rule was published on December 10, 2013 extending the rule’s conformance period to July 2015. In December 2014, the FRB further extended by order the conformance period to July 21, 2016 for investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 ("legacy covered funds"). The FRB also indicated that it intends to act next year to grant an additional one-year extension, until July 21, 2017, for the same legacy covered fund investments and relationships. The final rule requires extensive regulatory interpretation and subjects HSBC USA to further supervisory oversight by U.S. regulatory agencies. While the final Volcker Rule contains exemptions for market-making, underwriting, risk-mitigating hedging, and certain transactions on behalf of customers and activities in certain asset classes, clearly defining all the parameters of these exemptions and requirements requires additional interpretation by U.S. regulatory agencies. Trading activities engaged in by HSBC USA are subject to restrictions designed to ensure compliance with the final Volcker Rule and HSBC USA is currently developing extensive compliance policies and procedures. The final Volcker Rule also restricts acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, “covered funds”, which generally include entities that would be an investment company under the Investment Company Act of 1940, but for the exemptions provided in Section 3(c)(1) or Section 3(c)(7) of such Act, as well as certain commodity pools. The final Volcker Rule includes exemptions, among others, for certain limited investments in conjunction with asset management activities for customers, for loan securitizations, for asset-backed commercial paper conduits, and for underwriting and market making in covered funds. As with the proprietary trading restrictions, the exemptions are generally subject to a variety of compliance requirements and conditions. Any limited, yet permissible, investments in covered funds are required to be deducted from the Tier 1 capital of banking entities. The final Volcker Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities

HSBC USA Inc.

remain within one or more of the exemptions described in the final Volcker Rule. Compliance with the Volcker Rule will likely increase our operational and compliance costs, reduce our trading revenues, and adversely affect our results of operations.
The FRB has also issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Dodd-Frank Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, and stress test requirements. The FRB has issued final rules requiring covered entities to undergo annual stress tests conducted by the FRB and conduct their own “company-run” stress tests twice a year in conjunction with the CCAR program. Final regulations addressing early remediation requirements and single-counterparty credit limits have not yet been adopted, and are likely to impose additional operational and compliance costs on us once they are finalized.
Our indirect parent, HSBC North America, is subject to assessment by the FRB as part of the CCAR program, which includes annual supervisory stress tests conducted by the FRB as well as semi-annual company-run stress tests as required under the DFAST. CCAR is an annual exercise by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. We cannot be certain that the FRB will have no objections to our 2015 or future capital plans submitted through the CCAR program. If we do not pass the CCAR review it could adversely affect our ability to make distributions, including dividends on our preferred stock and trust preferred securities, or to enter into acquisitions.
HSBC Bank USA is also required under the Dodd-Frank Act to undergo annual DFAST, company-run stress testing based on the OCC’s stress scenario assumptions that runs concurrently with, and is submitted at the same time as, CCAR. HSBC Bank USA is required to publish the results of the DFAST. If our stress testing projections differ significantly from our peers or the FRB objects to HSBC North America’s capital plan, this could have a material adverse effect on our reputation since CCAR and DFAST results are made public. See also "Our reputation has a direct impact on our financial results and ongoing operations" below.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the legislation, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the U.S., the European Union ("EU") or in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our businesses, results of operations or financial condition. Regulators in the EU and in the U.K.are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. Furthermore, certain large G-SIBs, including HSBC, will be subject to capital surcharges and other enhanced prudential requirements. While the Financial Stability Board ("FSB") has identified HSBC as one of the two G-SIBs that would be subject to a 2.5 percent surcharge, the G-SIB surcharge has not yet been formally implemented in the U.K. The FRB's proposal to implement the G-SIB surcharge in the United States would only apply to U.S. G-SIBs and would not impose additional capital requirements on us. The FSB has also issued a proposal for a TLAC for G-SIBs, which would apply to our ultimate parent, HSBC, and its material subsidiaries, which may include HSBC USA. The proposed TLAC requirements would be a significant extension of the current regulatory capital framework and could require G-SIBs to issue additional long-term debt or make material modifications to terms of the debt instruments they have outstanding. The TLAC proposal has not yet been finalized by the FSB or formally implemented in the U.S. or the U.K.
The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its businesses in the EU and, in particular, in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or U.K. legislation and regulation are difficult to predict and could adversely affect HSBC USA’s operations.
Failure to implement our obligations under the deferred prosecution agreements could have a material adverse effect on our results and operations. In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements to achieve a resolution with U.S. and U.K. government agencies regarding past inadequate compliance with AML/BSA and sanctions laws, including the previously reported investigations by the U.S. Department of Justice, the FRB, the OCC and FinCEN in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S., and historical transactions involving parties subject to OFAC economic sanctions. As part of the resolution, HSBC and HSBC Bank USA entered into the five-year U.S. DPA with the U.S. Department of Justice, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia, and HSBC entered into the two-year DANY DPA with the New York County District Attorney, and HSBC consented to a cease and desist order and a monetary penalty order with the FRB. In addition, HSBC Bank USA entered into a monetary penalty

HSBC USA Inc.

consent order with FinCEN and a separate monetary penalty order with the OCC. HSBC also entered into an undertaking with the U.K. Financial Services Authority, now a FCA Direction, to comply with certain forward-looking obligations with respect to AML and sanctions requirements over a five-year term.
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who is, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael Cherkasky was selected as the independent monitor. In July 2013, the United States District Court for the Eastern District of New York entered an order approving the U.S. DPA pursuant to the court's supervisory power and granting the parties' application to place the case in abeyance for five years. The court will maintain supervisory power over the implementation of the U.S. DPA while the case is in abeyance.
HSBC fulfilled all of the requirements imposed by the DANY DPA and accordingly the agreement expired at the end of the two year period in December 2014. If HSBC and HSBC Bank USA fulfill all of the requirements imposed by the U.S. DPA, the U.S. Department of Justice's charges against those entities will similarly be dismissed at the end of the five-year period of that agreement. The U.S. Department of Justice may prosecute HSBC or HSBC Bank USA in relation to the matters that are subject of the U.S. DPA if HSBC or HSBC Bank USA breaches the terms of the U.S. DPA.
HSBC Bank USA, as dollar clearer for all U.S. dollar transactions for HSBC globally, manages significant AML risk in the global correspondent banking area because of the breadth and scale of that area, especially as it relates to transactions involving affiliates and global correspondent banks in high risk AML jurisdictions. A significant AML violation in this area or the utilization of the global affiliate and correspondent banking network by terrorists or other perpetrators of financial crimes could have materially adverse consequences under the U.S. DPA or our other consent agreements. The design and execution of AML and sanctions remediation programs is complex, requiring major investment in people, systems and other infrastructure. This complexity creates significant execution risk, which could impact our ability to effectively manage financial crime risk and remedy AML and sanctions compliance deficiencies in a timely manner. This could, in turn, impact our ability to satisfy monitor or comply with the terms of the U.S. DPA, and may require us to take additional remedial measures in the future. Breach of the U.S. DPA at any time during its term may allow the U.S. Department of Justice to prosecute HSBC or HSBC Bank USA in relation to the matters which are the subject of the U.S. DPA.
In the event of the prosecution of criminal charges, there could be significant collateral consequences to HSBC and its affiliates, including potential restrictions on our ability to operate in the U.S., loss of business or licenses, withdrawal of funding and harm to our reputation, all of which would have a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. In addition, the settlement with regulators does not preclude private litigation relating to, among other things, HSBC's compliance with applicable AML, BSA and sanctions laws, which, if determined adversely, may result in judgments, settlements or other results that could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm.
Third parties may use us as a conduit for illegal activities without our knowledge, which could have a material adverse effect on us. We are required to comply with applicable AML laws and regulations and have adopted various policies and procedures, including internal control and ‘know your customer’ procedures, aimed at preventing the use of HSBC products and services for the purpose of committing or concealing financial crime. A major focus of U.S. and U.K. government policy relating to financial institutions in recent years has been combating money laundering and enforcing compliance with U.S. and E.U. economic sanctions, and this prioritization is evidenced by our agreements with U.S. and U.K. authorities relating to various investigations regarding past inadequate compliance with AML and sanctions laws. We and certain of our affiliates have entered into a consent cease and desist order with the OCC and a similar consent order with the FRB which requires the implementation of improvements to compliance procedures regarding obligations under the BSA and AML rules. These consent orders do not preclude additional enforcement actions by bank regulatory, governmental or law enforcement agencies or private litigation.
In relevant situations, and where permitted by regulation, we may rely upon certain counterparties to maintain and properly apply their own appropriate AML procedures. While permitted by regulation, such reliance may not be completely effective in preventing third parties from using us (and our relevant counterparties) as a conduit for money laundering, including illegal cash operations without our knowledge (and that of our relevant counterparties). Becoming a party to money laundering, association with, or even accusations of being associated with money laundering would damage our reputation and could make us subject to fines, sanctions and/or legal enforcement (including being added to ‘blacklists’ that would prohibit certain parties from engaging in transactions with us). Any one of these outcomes could have a material adverse effect on our business, prospects, financial condition and/or results of operations.
A number of the remedial actions taken or being taken as a result of the matters to which the U.S. DPA relates are intended to ensure that we and the other HSBC Group businesses are better protected from these risks. However, there can be no assurance

HSBC USA Inc.

that we will not have to take additional remedial measures in the future. Breach of the U.S. DPA at any time during its term may allow the U.S. Department of Justice to prosecute HSBC and HSBC Bank USA in relation to the matters which are the subject of the U.S. DPA.
Failure to comply with the GLBA Agreement would have an adverse material effect on our results and operations. As reflected in the GLBA Agreement entered into with the OCC on December 11, 2012, the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a financial subsidiary. As a result, HSBC USA and its parent bank holding companies no longer meet the qualification requirements for financial holding company status and may not engage in any new types of financial activities without the prior approval of the FRB. In addition, HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on the GLB Act. Similar consequences could result for subsidiaries of HSBC Bank USA that engage in financial activities in reliance on expanded powers provided for in the GLB Act. Any such divestiture or termination of activities would have an adverse material effect on the consolidated results and operation of HSBC USA.
Our reputation has a direct impact on our financial results and ongoing operations.  Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about us, HSBC, our affiliates or the financial services industry generally;

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or pricing practices;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	sales and trading practices;

•	customer service;

•	actions of a vendor or other third party we do business with;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	alleged irregularities in servicing, foreclosure, consumer collections, mortgage lending practices and loan modifications;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.
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
Our risk management measures may not be successful. The management of risk is an integral part of all our activities. Risk constitutes our exposure to uncertainty and the consequent variability of return. Specifically, risk equates to the adverse effect on profitability or financial condition arising from different sources of uncertainty including retail and wholesale credit risk, market risk, interest rate risk, operational risk, compliance risk, fiduciary risk, concentration risk, liquidity and funding risk, litigation risk, reputational risk, strategic risk, security and fraud risk, model risk, pension obligation risk and regulatory risk. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and the judgments that

HSBC USA Inc.

accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Failure to manage risks appropriately could have a significant adverse effect on our business prospects, financial condition and/or results of operations.
Operational risks are inherent in our businesses and may adversely impact our businesses and reputation.  We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal activities (both internal and external), breakdowns in processes or procedures and systems failure or non-availability. These risks apply equally when we rely on outside suppliers or vendors to provide services to us and our customers. These operational risks could have a material adverse effect on our businesses, prospects, financial condition and results of operation. Further, there is a risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as exposing us to litigation or losses not covered by insurance.
Our operations are subject to disruption from the external environment. We may be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses, electrical, telecommunications, or other essential utility outages;

•	natural disasters, such as hurricanes or other severe weather conditions and earthquakes;

•	events arising from local, regional or international politics, including terrorist acts; or

•	absence of operating systems personnel due to global pandemics or otherwise, which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.
Such disruptions may give rise to losses in service to customers, an inability to collect our receivables in affected areas and other loss or liability to us.
A failure in or a breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, and may adversely impact our businesses and reputation. Data integrity is critical for our risk and compliance functions as well as for decision making and operational processes. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, networked computing devices. Data integrity and accurate reporting systems influence all levels of management decision making, enterprise risk management, governance and our ability to meet our regulatory requirements. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail, or are subject to cyberattack that could compromise integrity, availability or confidentiality of our systems or data, we could be materially adversely affected.
In recent years, distributed denial of service ("DDoS") attacks, spearphishing campaigns, advanced malware and insider threats have grown in volume and level of sophistication each with the intent to obtain personal customer financial information or proprietary corporate information. Such acts can affect our business by:

•	compromising the confidentiality or integrity of our customers' data, potentially impacting our customer’s ability to repay loan balances and negatively impacting their credit ratings;

•
causing us to incur remediation and other costs related to liability for customer or third parties for losses, repairs to remedy systems flaws, or incentives to customers and business partners to maintain and rebuild business relationships after the attack;

•	increasing our costs to respond to such threats and to enhance our processes and systems to ensure security of data;

•	damaging our reputation as a result of public disclosure of a breach of our systems or a loss of data event;

•	resulting in unauthorized disclosure or alteration of our corporate confidential information and confidential information of employees, customers and counterparties;

•	disrupting our and customers' or third parties' business operations; and

•	resulting in violations of applicable privacy laws and other laws or regulatory fines, penalties or intervention.
The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational financial organizations. We and other multinational financial organizations have been, and will continue to be subject to an increasing risk of cyber incidents from these activities due to the proliferation of new technologies and the increasing use of the Internet and customers use of personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices to access products and services to conduct financial transactions and the increased sophistication and activities of organized crime for seeking financial gain, hacktivists (geopolitical designated groups), cyberterrorists (attacks against critical infrastructure) and state sponsored advanced persistent threats ("APTs") for corporate espionage. Our risk and exposure to these matters remains heightened because of, among

HSBC USA Inc.

other things, HSBC Group’s prominent size and scale and role in the financial services industry, and our offering of Internet banking and mobile banking platforms that serve our customers when and how they want to be served. In addition, the consolidation of clearing agents, exchanges and clearing houses and increased interconnectivity of financial institutions with such central agents, exchanges and clearing houses increases the exposure of cyberattacks on critical parties may affect us. Evaluating and monitoring the cyberthreat landscape in comparison to our existing capabilities, and adjusting our programs in order to respond to these threats, may require additional capital expenses for human resources and technology.
During 2014, we experienced two DDoS attacks against our external facing systems in the U.S. A DDoS attack is the intentional disruption of a computer network by flooding it with data sent simultaneously from many individual computers. Both attacks occurred in January of 2014, the first on January 5, 2014, resulting in a service disruption of 30 minutes and the second on January 22, 2014, resulting in a 26 minute service disruption to our personal Internet banking and business to business Internet banking environments and various other brochure-ware websites. We did not experience any other direct attacks in 2014. Although the DDoS attacks had limited effect and there was no data loss, there can be no assurance that future targeted attacks from activities of organized crime, hacktivists, cyberterrorists and state sponsored APTs will not result in reputational damage, service disruption and the loss of data.
We may suffer losses due to employee negligence or misconduct. Non-compliance with policies, employee misconduct, negligence and fraud could result in regulatory sanctions and serious reputational or financial harm. We are dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems, including, without limitation, by means of cyberattack or denial-of-service attack. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of ‘rogue traders’ or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective.
We may suffer losses due to employee negligence or misconduct on the part of third parties. We depend on third party suppliers, outsource providers and our affiliates for a variety of services. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. The OCC and FRB require financial institutions to maintain third party and service provider risk management programs, which include due diligence requirements for third parties and service providers as well as for our affiliates who may perform services for us. Under FRB guidance “service providers” is broadly defined to include all entities that have entered into a contractual relationship with a financial institution to provide business functions or activities. If our third party risk and service provider management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.
Failure to successfully change our operational practices may have a material impact on our businesses. Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our determining to acquire or sell residential mortgage loans and other loans or the decision to sell credit card receivables;

•	decision to outsource our mortgage servicing business;

•	changes to our customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	our increasing investment in technology, business infrastructure and specialized personnel;

•	changes to our AML and sanctions policies and the related operations practices; or

•	our outsourcing of various operations.
Further, in order to react quickly to or meet newly-implemented regulatory requirements, we may need to change or enhance systems within very tight time frames, which would increase operational risk. Failure to implement changes to our operational practices successfully and efficiently may diminish our ability to operate one or more of our businesses and could result in reputational damage and regulatory intervention, all of which could materially adversely affect us.
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

HSBC USA Inc.

The delivery of our regulatory priorities is subject to execution risk. The financial services industry is currently facing an unprecedented period of scrutiny. Additionally, we are subject to a number of consent orders with our regulators. Regulatory requests, legal matters and business initiatives all require a significant amount of time and resources to implement. The magnitude and complexity of projects required to meet these demands has resulted in heightened execution risk. Organizational change and external factors, including the challenging macroeconomic environment and the extent and pace of regulatory change also contribute to execution risk. These factors could adversely affect the successful delivery of our regulatory priorities.
Economic uncertainty related to U.S. markets could negatively impact our business operations and our access to capital markets.  Concerns regarding U.S. debt and budget matters have caused uncertainty in financial markets in the recent past. The downgrading of U.S. debt ratings in the future, as well as any future concerns about raising the U.S. debt limit could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operations of our business and our financial results and condition. Additionally, macroeconomic or market concerns related to the lack of confidence in the U.S. credit and debt ratings may prompt outflows from our funds or accounts. The subsequent deterioration of consumer confidence may diminish the demand for the products and services of our consumer business, or increase the cost to provide such products and services.
We face significant and increasing competition in the rapidly evolving financial services industry. We compete with other financial institutions in a highly competitive industry that is undergoing significant changes as a result of financial regulatory reform and increased public scrutiny stemming from the financial crisis and continued challenging economic conditions. We target internationally mobile clients who need sophisticated global solutions and generally compete on the basis of the quality of our customer service, the wide variety of products and services that we can offer our customers and the ability of those products and services to satisfy our customers’ needs, the extensive distribution channels available for our customers, our innovation, and our reputation. Continued and increased competition in any one or all of these areas may negatively affect our market share and results of operations and/or cause us to increase our capital investment in our businesses in order to remain competitive. Additionally, if our products and services are not accepted by our targeted clients, this may have a material adverse effect on our business, financial condition and results of operations. Given the current economic, regulatory, and political environment for large financial institutions such as us, and possible public backlash to bank fees, there is increased competitive pressure to provide products and services at current or lower prices. Consequently, our ability to reposition or reprice our products and services from time to time may be limited and could be influenced significantly by the actions of our competitors who may or may not charge similar fees for their products and services. Any changes in the types of products and services that we offer our customers and/or the pricing for those products and services could result in a loss of customers and market share and could materially adversely affect our results of operations. Further, new technologies could require us to spend more to modify or adapt our products to attract and retain customers.
Continued technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic payment solutions. We may not respond effectively to these competitive threats from existing and new competitors and may be forced to increase our investment in our business to modify or adapt our existing products and services or develop new products and services to respond to our customers’ needs.
We have significant exposure to counterparty risk. We are exposed to counterparties that are involved in virtually all major industries, and we routinely execute transactions with counterparties in financial services, including brokers and dealers, central clearing counterparties, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. Our ability to engage in routine transactions to fund our operations and manage our risks could be materially adversely affected by the actions and commercial soundness of other financial services institutions. Financial institutions are necessarily interdependent because of trading, clearing, counterparty or other relationships. As a consequence, a default by, or decline in market confidence in, individual institutions, or anxiety about the financial services industry generally, can lead to further individual and/or systemic difficulties, defaults and losses.
Mandatory central clearing of over the counter derivatives, including under the Dodd-Frank Act, brings new risks to us. As a clearing member, we will be required to underwrite losses incurred at a Central Counterparty ("CCP") by the default of other clearing members and their clients. Hence central clearing brings with it a new element of interconnectedness between clearing members and clients which we believe may increase rather than reduce our exposure to systemic risk. At the same time, our ability to manage such risk ourselves will be reduced because control has been largely outsourced to CCPs and it is unclear at present how, at a time of stress, regulators and resolution authorities will intervene.
Where bilateral counterparty risk has been mitigated by taking collateral, our credit risk may remain high if the collateral we hold cannot be realized or has to be liquidated at prices which are insufficient to recover the full amount of our loan or derivative exposure. There is a risk that collateral cannot be realized, including situations where this arises by change of law that may influence our ability to foreclose on collateral or otherwise enforce contractual rights.

HSBC USA Inc.

We also have credit exposure arising from mitigants such as credit default swaps ("CDSs"), and other credit derivatives, each of which is carried at fair value. The risk of default by counterparties to CDSs and other credit derivatives used as mitigants affects the fair value of these instruments depending on the valuation and the perceived credit risk of the underlying instrument against which protection has been purchased. Any such adjustments or fair value changes may have a material adverse effect on our financial condition and results of operations.
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
Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. As a consequence, a default by, or decline in market confidence in, individual institutions, or anxiety about the financial services industry generally, can lead to further individual and/or systemic difficulties, defaults and losses. HSBC routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by the counterparty or client. When such a counterparty or client becomes bankrupt or insolvent, we may become entangled in significant disputes and litigation with the counterparty's or client's bankruptcy estate and other creditors or involved in regulatory investigations, all of which can increase our operational and litigation costs.
During periods of market stress or illiquidity, our credit risk also may be further increased when we cannot realize the fair value of the collateral held by us or when collateral is liquidated at prices that are not sufficient to recover the full amount of the loan, derivative or other exposure due to us. Further, disputes with counterparties as to the valuation of collateral significantly increase in times of market stress and illiquidity.
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
While we believe that our allowance for credit losses was appropriate at December 31, 2014, there is no assurance that it will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, we may be required to build reserves in future periods, which would reduce our earnings.
Concentration of credit and market risk could increase the potential for significant losses. We have exposure to increased levels of risk when customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. While we regularly monitor various segments of our portfolio exposures to assess potential concentration risks, our efforts to diversify or hedge our credit portfolio against concentration risks may not be successful. In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of our positions, thereby leading to increased concentrations.
Due to our strategy to serve the banking needs of an international customer base, a number of the loans with our owned mortgage loan portfolio was comprised of loans to borrowers without traditional U.S. credit. For example, approximately 9 percent of our mortgage books is comprised of borrowers without traditional U.S. credit. Despite risk management mitigation, there is inherently higher uncertainty around loss rates due to the lack of detailed historic credit information on each borrower.
Our inability to meet funding requirements due to deposit attrition or access to the capital markets.  HSBC USA is a holding company without operations of its own and therefore relies on dividends and other distributions for a portion of its funding and liquidity. Federal and state laws limit the amount of dividends and distributions that our bank and nonbank subsidiaries may pay. Our primary source of funding is deposits, augmented by issuance of commercial paper and term debt. Adequate liquidity is critical to our ability to operate our businesses.

HSBC USA Inc.

We also access wholesale markets in order to provide funding for entities that do not accept deposits, to align asset and liability maturities and currencies and to maintain a market presence. We issued a total of $8,088 million of long-term debt at various points in 2014, including $2,250 million of senior notes issued in June 2014 and $2,450 million of senior notes issued in November 2014. An inability to obtain financing in the unsecured long-term or short-term debt capital markets could have a substantial adverse effect on our liquidity. Unfavorable macroeconomic developments, market disruptions or regulatory developments may increase our funding costs or challenge our ability to raise funds to support our businesses, materially adversely affecting our business, prospects, financial condition and/or results of operations.
Despite the apparent improvements in overall market liquidity and our liquidity position, future conditions that could negatively affect our liquidity include:

•	an inability to attract or retain deposits because customers may invest in other financial instruments as an alternative;

•	diminished access to capital markets;

•	an increased interest rate environment for our commercial paper, deposits or term debt;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC Group subsidiaries and clients.
These conditions could be caused by a number of factors, including internal and external factors, such as, among others:

•	financial and credit market disruption;

•	volatility or lack of market or customer confidence in financial markets;

•	lack of market or customer confidence in HSBC or negative news about us or the financial services industry generally; and

•
other conditions and factors over which we have little or no control including economic conditions in the U.S. and abroad and concerns over potential government defaults and related policy initiatives, the potential failure of the U.S. to raise the debt limit and the ongoing European debt crisis.

HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future. If we are unable to raise funds through deposits and/or in the capital markets, our liquidity position could be adversely affected and we might be unable to meet deposit withdrawals on demand or at their contractual maturity, to repay borrowings as they mature, or to fund new loans, investments and businesses. We may need to liquidate unencumbered assets to meet our liabilities. In a time of reduced liquidity, we may be unable to sell some of our assets, or we may need to sell assets at depressed prices, which in either case could materially adversely affect our business, prospects, results of operations and/or financial condition.
Adverse changes in our credit ratings could have a material adverse effect on our liquidity and cost of funding as well as the value of our debt obligations. Our credit ratings are an important part of maintaining our liquidity. Our credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors including their assessment of our relative financial strength and results of operations, including our strategy and our management's capability, as well as factors affecting the financial services industry generally, including legal and regulatory frameworks affecting our business activities and the rights of our creditors. There can be no assurance that downgrades will not occur. Any downgrade in our credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts. Downgrades in our credit ratings also may trigger additional collateral or funding obligations which could negatively affect our liquidity, including as a result of credit-related contingent features in certain of our derivative contracts. In February 2015, Standard & Poor's Ratings Services ("S&P") took various rating agency actions on certain European banks, including HSBC, following a review of government support. As a result of this review, the long-term debt rating of HSBC USA was downgraded to A and the long-term debt rating of HSBC Bank USA was put on negative watch. As part of this review, the short-term ratings of both HSBC USA and HSBC Bank USA were re-affirmed. It is not anticipated that the actions taken by S&P will significantly impact our funding cost or strategy. Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. For example, in addition to the S&P action mentioned above, Moody's published in September 2014 a request for comment regarding proposed material revisions to the form and content of its global bank rating methodology, the core elements of which have been in place since 2007. This proposal may impact up to 40 percent of all local currency bank deposit ratings globally, with changes heavily concentrated among European and U.S. banks. Additionally, Moody's published in January 2015 a request for comment regarding new counterparty risk ratings which will be distinct from debt, deposit or issuer ratings in that it will measure default probability rather than expected loss, and will apply to counterparty obligations and contractual commitments rather than debt or deposit instruments. This new rating will provide an opinion on a bank's counterparty risk related to its covered bonds, contractual performance obligations (e.g. servicing), derivatives (e.g. swaps), letters of credit, certain guarantees and liquidity facilities. Although we closely monitor and strive to manage factors influencing our credit ratings, there

HSBC USA Inc.

is no assurance that our credit ratings will not be changed in the future. As of December 31, 2014, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies other than wide ranging reviews in process and those items mentioned above.
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
The value of our mortgage servicing rights could be adversely affected by changes in interest rates or the failure to comply with serving standards.  As a residential mortgage servicer in the U.S., we have a portfolio of MSRs, which is in run-off. An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee, which prior to the conversion of our mortgage processing and servicing operations to PHH Mortgage Corporation ("PHH Mortgage"), we retained when we sold originated mortgage loans. Beginning with May 2013 applications, we now sell our GSE-eligible mortgage originations to PHH Mortgage on a servicing released basis which results in no new servicing rights being recognized.
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
Additionally, the GSEs that own the mortgages that we service in our MSR portfolio have mortgage servicing standards. The failure to comply with these standards could result in penalties assessed by the GSEs or force us to sell all or part of our MSR portfolio.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment.   In the ordinary course of business, HSBC USA and its affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 28, "Litigation and Regulatory Matters," certain of which may result in adverse judgments, settlements, fines, penalties, remediation payments, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies.

HSBC USA Inc.

Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing, with a corresponding increase also in civil litigation arising from or relating to issues which are subject to regulatory investigations, sanctions or fines. In the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other regulators, including the CFPB, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, substantial fines, penalties, remediation payments or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. In addition, criminal prosecutions of financial institutions for, among other alleged conduct, breaches of AML and sanctions regulations, antitrust violations, market manipulation, aiding and abetting tax evasion, and providing unlicensed cross-border banking services, have become more commonplace and may increase in frequency due to increased media attention and higher expectations from prosecutors and the public. Any such prosecution or investigation of, or legal proceeding or regulatory action brought against, HSBC or one or more of its subsidiaries could result in substantial fines, penalties and/or forfeitures and could have a material adverse effect on our results, business and prospects, including the potential loss of key licenses, requirement to exit certain businesses and withdrawal of funding from depositors and other stakeholders. See "Failure to implement our obligations under the deferred prosecution agreements could have a material adverse effect on our results and operations" and "We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity" above.
We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. It is inherently difficult to predict the outcome of many of the legal, regulatory and other adversarial proceedings involving our businesses, particularly those cases in which matters are brought on behalf of various classes of claimants, those which seek unspecified damages or those which involve novel legal claims. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity.  As previously reported, HSBC Bank USA entered into the OCC Servicing Consent Order with the OCC and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America entered into a similar consent order with the FRB following completion of a broad horizontal review of industry foreclosure practices.
The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required, however, we are not yet in compliance with all requirements of the OCC Servicing Consent Order. The failure of HSBC Bank USA to satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties, which may have a material adverse effect on our consolidated results of operations and financial condition.
The Servicing Consent Orders required an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB, which we refer to as the "IFR Settlement Agreements, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2014, Rust Consulting, Inc., the paying agent, has issued almost all checks to eligible borrowers. See Note 28, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
Compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders.
Further, the settlement related to the Independent Foreclosure Review does not preclude future private litigation concerning these practices. Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure

HSBC USA Inc.

and other mortgage servicing practices. HSBC Bank USA, together with our affiliate HSBC Finance, have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $38 million in the fourth quarter of 2011 (which was reduced by $6 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude private litigation concerning foreclosure and other mortgage servicing practices.
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
We may incur additional costs and expenses relating to mortgage loan repurchases and other mortgage loan securitization-related activities.  In connection with our loan sale and securitization activities with Federal National Mortgage Association (“Fannie Mae") and Federal Home Loan Mortgage Corporation (“Freddie Mac") (the "Government Sponsored Entities" or "GSEs") and loan sale and private-label securitization transactions, HUSI has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio ("LTV") greater than 80 percent, and the use of the GSEs’ standard legal documentation. We may be, and have been, required to repurchase loans and/or indemnify the GSEs and other private investors for losses due to breaches of representations and warranties.
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
In October 2014, U.S. regulators adopted a joint final rule requiring sponsors of asset-backed securitization transactions to retain 5 percent of the credit risk of the assets subject of the securitization. At a general level, the rule permits sponsors to satisfy the risk retention requirement through the acquisition and retention of either 5 percent (measured by fair value) of the most subordinated

HSBC USA Inc.

interest in the securitization, or 5 percent (measured by nominal value) of each tranche of interests issued by the securitization, or some combination of the two. The rule also permits certain exceptions and methods of compliance specific to specific types of asset-backed securities transactions. The final rule will take effect for residential mortgage-backed securities transactions on December 24, 2015, and for other securitization transactions, on December 24, 2016. The specific impact of the final rule on different asset backed securities markets is uncertain and will vary, and certain asset-backed securities markets may result in fewer issuances or reduced liquidity, or both, and there may in certain markets be an impact on the assets acquired by securitizations.
Changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates may adversely impact the value of debt securities and other financial instruments we hold or issue that are linked to such reference rates and could adversely impact our financial condition or results of operations. As a result of concerns about the accuracy of the calculation of the daily LIBOR, a number of British Bankers’ Association (the "BBA") member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. Government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released (the "Wheatley Review"). The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR (the "FCA Rules"). In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. In early 2014, NYSE Euronext Rate Administration Ltd. became the independent LIBOR administrator. Similar changes may occur with respect to other reference rates. Various regulators and competition and enforcement authorities are conducting investigations and reviews related to certain past submissions made by panel banks and the processes for making submissions in connection with the setting of the European interbank offered rates and other benchmark interest and foreign exchange rates. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would impact the value of any debt securities we hold or issue that are linked to LIBOR or other reference rates, or any loans, derivatives and other financial obligations or extensions of credit we hold or are due to us, or for which we are an obligor, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
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
If the FRB and the FDIC both determine that these resolution plans are not "credible" (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow the regulators to resolve the U.S. businesses in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), and we do not remedy the deficiencies within the required time period, we could be required to restructure or reorganize businesses, legal entities, or operational systems and intra-company transactions in ways that could negatively impact operations, or be subject to restrictions on growth. We could also eventually be subjected to more stringent capital, leverage or liquidity requirements, or be required to divest certain assets or operations.
The transition to the new requirements under Basel III will continue to put significant pressure on regulatory capital and liquidity.  HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and related regulatory guidance, in accordance with current regulatory timelines. In December 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (the “Basel III Capital Framework”) and “International framework for liquidity risk measurement, standards and monitoring” (the “Basel III Liquidity Framework”) (together, "Basel III"). In October 2013, the U.S. banking regulators published a final rule in the Federal Register implementing the Basel III Capital Framework and the Dodd-Frank Act’s phase-out of trust preferred securities from Tier

HSBC USA Inc.

1 capital, which we refer to as the “Basel III Final Rule”. The Basel III Final Rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income or "OCI" in capital. The Basel III Final Rule also increases capital requirements for counterparty credit risk and introduces a SLR that must be publicly disclosed beginning January 1, 2015 and will become a binding measure January 1, 2018. HSBC North America and HSBC Bank USA began complying with the effective portions of the Basel III Final Rule on January 1, 2014. In September 2014, the U.S. banking regulators adopted revisions to the SLR to align it with the final Basel leverage framework adopted in January 2014. These changes expanded the denominator of the SLR to include derivatives and securities financing transactions. The Basel III Final Rule and the subsequent revisions to the SLR will materially increase our regulatory capital requirements over the next several years.
In addition to the Basel III Final Rule, there continue to be numerous proposals or potential proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well as our ability to meet these requirements. The FSB has issued a proposal for a total loss-absorbing capacity requirement for G-SIBs, which, if adopted and implemented as proposed, could require our ultimate parent, HSBC, and HSBC USA, to issue additional long term debt or modify the terms of certain outstanding debt instruments. The FRB has also indicated it is considering proposals relating to the use of short-term wholesale funding by financial institutions, particularly SFTs, which could include a capital surcharge based on the institution’s reliance on such funding, and/or increased capital requirements applicable to SFT matched books. Accordingly, there continues to be significant uncertainty regarding significant portions of the capital regime that will apply to HSBC North America and, as a result, the ultimate impact these capital requirements will have on our long term capital planning and the results of our operations.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Participation by HSBC North America in the FRB’s CCAR stress test process will also require that HSBC North America maintain sufficient capital to meet minimum regulatory ratios including a 5 percent Tier 1 common ratio (as defined by the FRB) over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. HSBC Bank USA is also required to participate in the OCC’s DFAST, that runs concurrently with, and is submitted at the same time as, the CCAR. These stress testing requirements will influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
The Basel Committee has adopted two minimum liquidity risk measures which are applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR measures the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The NSFR measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The FRB, the OCC and the FDIC have adopted rules to implement the LCR with stricter requirements and a faster implementation timeline than the Basel Committee has established. Under the final rules, certain large banking institutions such as HSBC North America and HSBC Bank USA began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules and may need to change their liquidity profiles to support compliance with any future final rules. The U.S. regulators have not yet issued a proposal to implement the NSFR for U.S. banking organizations. HSBC USA may need to increase its liquidity profile to support HSBC North America's compliance with these future rules.
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

HSBC USA Inc.

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
Our financial statements depend on our internal controls over financial reporting. The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any "material weaknesses" in our internal control. In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given year.
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board ("FASB"), the International Accounting Standards Board ("IASB"), the SEC and our bank regulators, including the OCC and the FRB, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. For example, the FASB's financial instruments project could, among other things, significantly change how we value our receivables portfolio, which could also affect the level of deferred tax assets that we recognize. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
Key employees may be difficult to retain due to contraction of the business and limits on promotional activities.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our financial performance, reductions in variable compensation and other benefits could raise concerns about key employees’ future compensation and opportunities for promotion. Any future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. The demands being placed on our employees are unprecedented. The cumulative workload arising from a regulatory reform program that is often extra-territorial and still evolving is hugely consumptive of human resources, placing increasingly complex and conflicting demands on a workforce where the required expert capabilities are in short supply and globally mobile. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within the HSBC Group or could not be sourced in the market, our ability to manage our business, in particular through any future difficult economic environment may be hindered or impaired.
Significant reductions in pension assets may require additional financial contributions from us.  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2014, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $490 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
We may not be able to meet regulatory requests for data. New regulatory requirements necessitate more frequent reporting, which requires accurate, detailed, consistent and timely management information and analysis to be produced. Inadequate

HSBC USA Inc.

management information systems or processes could lead to a failure to meet our regulatory reporting obligations or other internal or external information demands. Financial institutions that fail to comply with the principles for effective risk data aggregation and risk reporting as set out by the Basel Committee on Banking Supervision may face supervisory measures.

HSBC USA Inc.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018, which HSBC Bank USA owned until April 2010. In April 2010, HSBC Bank USA sold our headquarters building at 452 Fifth Avenue and entered into a lease for the entire building for one year, followed by eleven floors of the building for a total of 10 years, along with four other temporary floors for periods between nine and 15 months. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HSBC Bank USA has 149 branches in New York, 35 branches in California, 17 branches in Florida, nine branches in New Jersey, seven branches in Virginia, four branches in Washington, three branches in Connecticut, three branches in Maryland, two branches in the District of Columbia, two branches in Pennsylvania and one branch in Delaware at December 31, 2014. We also have 12 representative offices in New York, two in California, Texas, and Massachusetts, and one in each of the District of Columbia, Georgia, Illinois, North Carolina, Oregon, Pennsylvania, Virginia and Washington. Approximately 17 percent of these offices are located in buildings owned by HSBC Bank USA and the remaining are located in leased premises. In addition, there are offices and locations for other activities occupied under various types of ownership and leaseholds in New York and other states, none of which are materially important to our operations. HSBC Bank USA sold its property in Montevideo, Uruguay in March 2014. It continues to lease premises in Bogota, Columbia and Lima, Peru.

Item 3. Legal Proceedings

See “Litigation and Regulatory Matters” in Note 28, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 237 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

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

HSBC USA Inc.

The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted:

Year Ended December 31,	2014	2013	2012	2011	2010
	(dollars are in millions)
Statement of Income (Loss) Data:
Net interest income	$2,304	$2,041	$2,158	$2,434	$2,613
Provision for credit losses (1)	188	193	293	258	34
Total other revenues	1,606	1,857	1,973	2,325	2,207
Operating expenses excluding goodwill impairment and expense relating to certain regulatory matters	3,424	3,271	3,283	3,732	3,254
Goodwill impairment	—	616	—	—	—
Expense relating to certain regulatory matters	—	—	1,381	—	—
Income (loss) from continuing operations before income tax	298	(182)	(826)	769	1,532
Income tax expense (benefit)	(56)	156	422	314	526
Income (loss) from continuing operations	354	(338)	(1,248)	455	1,006
Income from discontinued operations, net of tax	—	—	203	563	558
Net income (loss)	$354	$(338)	$(1,045)	$1,018	$1,564
Balance Sheet Data as of December 31:
Loans:
Construction and other real estate	$10,300	$9,034	$8,457	$7,860	$8,228
Business and corporate banking	17,819	14,446	12,608	10,225	7,945
Global banking	26,387	21,625	20,009	12,658	10,745
Other commercial loans	3,581	3,389	3,076	2,906	3,085
Total commercial loans	58,087	48,494	44,150	33,649	30,003
Residential mortgages	16,661	15,826	15,371	14,113	13,697
Home equity mortgages	1,784	2,011	2,324	2,563	3,820
Credit card	720	854	815	828	1,250
Other consumer	489	510	598	714	1,039
Total consumer loans	19,654	19,201	19,108	18,218	19,806
Total loans	77,741	67,695	63,258	51,867	49,809
Loans held for sale	612	230	1,018	3,670	2,390
Total assets	185,539	185,487	191,446	186,507	160,223
Total tangible assets	183,880	183,817	189,150	184,264	157,578
Total deposits(2)	116,118	112,608	117,671	139,729	120,618
Long-term debt	27,524	22,847	21,745	16,709	17,080
Preferred stock	1,565	1,565	1,565	1,565	1,565
Common shareholders' equity	15,402	14,899	16,271	16,937	15,168
Total shareholders’ equity	16,967	16,464	17,836	18,502	16,733
Tangible common shareholders' equity	13,744	13,388	13,185	14,054	12,522

HSBC USA Inc.

Year Ended December 31,	2014	2013	2012	2011	2010
	(dollars are in millions)
Selected Financial Ratios:
Total shareholders’ equity to total assets	9.14%	8.88%	9.32%	9.92%	10.44%
Tangible common shareholders' equity to total tangible assets	7.47	7.28	6.97	7.63	7.95
Total capital to risk weighted assets	15.78	16.36	19.52	18.39	18.14
Tier 1 capital to risk weighted assets	11.41	11.65	13.61	12.74	11.80
Common equity Tier 1 capital to risk weighted assets(3)	10.33	9.94	11.63	10.72	9.82
Rate of return on average:
Total assets	.2	(.2)	(.7)	.3	.6
Total common shareholders' equity	1.8	(2.6)	(7.9)	2.4	6.3
Net interest margin	1.43	1.29	1.30	1.45	1.69
Loans to deposits ratio(4)	91.94	78.45	70.64	52.62	56.44
Efficiency ratio	87.6	99.7	112.9	78.4	67.5
Commercial allowance as a percent of loans(5)	.85	.64	.72	1.31	1.74
Commercial net charge-off ratio(5)	.06	.15	.37	.21	1.04
Consumer allowance as a percent of loans(5)	.96	1.55	1.73	1.65	1.66
Consumer two-months-and-over contractual delinquency	5.59	6.80	6.92	6.00	6.04
Consumer net charge-off ratio(5)	.43	.85	1.32	1.33	2.13

(1)
During 2014, we revised certain estimates used in our commercial loan collective impairment calculation, including estimates of loss emergence, which resulted in an increase to our provision for credit losses of approximately $178 million. During 2012, we extended our loss emergence for consumer loans collectively evaluated for impairment using a roll rate migration analysis to 12 months, which resulted in an increase to our provision for credit losses of approximately $80 million. See "Results of Operations" in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," for additional discussion.

(2)	Includes $15.1 billion of deposits held for sale at December 31, 2011.

(3)	Basel III introduces the common equity Tier 1 ratio. For 2013 and prior, the ratio presented is the Tier 1 common ratio calculated under Basel I.

(4)
Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000. Excluding the deposits and loans held for sale to First Niagara, the ratio was 58.77 percent at December 31, 2011.

(5)	Excludes loans held for sale.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, uncertainty relating to the U.S. debt and budget matters, the potential for future downgrading of U.S. debt ratings, a decline in housing prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, unexpected geopolitical events, heightened market concerns over sovereign creditworthiness in over-indebted countries, changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR"), and the Dodd-Frank Act stress testing ("DFAST");

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyber attacks;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

HSBC USA Inc.

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines.

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events. For more information about factors that could cause actual results to differ materially from those in the forward-looking statements, see Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

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
Current Environment  The U.S. economy continued its recovery during 2014. The pace of economic recovery began to increase in the second half of the year and gross domestic product grew at an average rate of 2.4 percent during 2014. Consumer sentiment rose to its highest level in eight years in December, buoyed by healthy job growth, improved income expectations, gains in wealth and a decline in gasoline prices, which has also led to increased consumer spending. The Federal Reserve Board concluded its bond buying stimulus program in October and has indicated that it can be patient in beginning to tighten monetary policy. The prolonged period of low interest rates, however, continues to put pressure on spreads earned on our deposit base.
The U.S. economy has recovered all the jobs lost during the recession, adding almost 3.0 million jobs in 2014, the best year for employment growth since 1999, while the number of long-term unemployed fell almost 30 percent since last year-end and total unemployment fell to 5.6 percent in December 2014. Despite this positive news, headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to want and can't find full-time work, the number of discouraged people who have stopped looking for work remains elevated and economic uncertainty remains high in many economies outside the U.S., including Latin America where the economy materially slowed in 2014. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.
While the housing market in the U.S. continues to recover, the strength of recovery varies by market. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in several jurisdictions which will continue to take time to resolve.
2014 Events

•
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

•
In September 2014, HSBC USA and its affiliates reached an agreement with the Federal Housing Finance Agency ("FHFA") to settle the claims brought by FHFA in 2011 related to residential mortgage-backed securities that the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation purchased from HSBC between 2005 and 2007. The cost for resolving this matter was partially covered by reserves. HSBC USA paid $297 million of the total settlement amount and recorded a charge of $178 million to other expenses in 2014. For additional discussion, see Note 28, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.

•
During 2014, we revised certain estimates used in our commercial loan collective impairment calculation, including estimates of loss emergence, to better reflect inherent losses in a growing loan portfolio. This resulted in an increase to

HSBC USA Inc.

our allowance for credit losses of approximately $178 million for these loans. While we have seen significant loan growth in our target markets, our commercial loan risk appetite and business model remain unchanged.

•
In December 2014, we sold our GB&M London Branch precious metals custody and clearing business to HSBC Bank plc. As the sale of this business was between affiliates under common control, the consideration received in excess of our carrying value resulted in an increase to additional paid-in-capital, net of tax, of $60 million. The disposition of this business does not qualify for discontinued operations presentation under the new accounting standards update issued by the FASB, which we early adopted in the fourth quarter of 2014. We will continue to operate our metals trading business which is unaffected by this sale.

•
During 2014, we continued to reduce legacy and other risk positions as opportunities arose. The following table provides a summary of the significant adjustments associated with these legacy positions that impacted revenue for 2014, 2013 and 2012:

Year Ended December 31,	2014	2013	2012
	(in millions)
Insurance monoline structured credit products(1)	$12	$54	$21
Other structured credit products(1)	(58)	59	107
Leverage acquisition finance loans(2)	—	13	49
Total gains (loss)	$(46)	$126	$177

(1)	Reflected in trading revenue (expense) in the consolidated statement of income (loss).

(2)	Reflected in gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

•
Compliance related costs continued to be a significant component of our cost base totaling $289 million in 2014, compared with $302 million in 2013 and $426 million in 2012. While we continue to focus attention on cost mitigation efforts as discussed below, compliance related costs remain elevated due to the continuing remediation required by regulatory consent agreements and the implementation of global standards.

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

Performance, Developments and Trends Income (loss) from continuing operations was income of $354 million in 2014, compared with losses of $338 million and $1,248 million in 2013 and 2012, respectively. Income (loss) from continuing operations before income tax was income of $298 million in 2014 compared with losses of $182 million and $826 million in 2013 and 2012, respectively. The significant increase in income (loss) from continuing operations before income tax in 2014 compared with 2013 reflects significantly lower operating expenses driven primarily by $616 million of GB&M goodwill impairment in 2013 partially offset by higher litigation costs and higher net interest income including a release of accrued interest associated with the New York State and City income tax settlement. These improvements were partially offset by lower other revenues driven primarily by lower trading revenue. The significant improvement in income (loss) from continuing operations before income tax in 2013 compared with 2012 was driven largely by significantly lower operating expenses and, to a lesser extent, a lower provision for credit losses. Although operating expenses in 2013 included goodwill impairment of $616 million, operating expenses in 2012 included an expense of $1,381 million related to certain regulatory matters. These improvements were partially offset by lower net interest income and lower other revenues. Other revenues in 2012 included a pre-tax gain of $433 million from the sale of certain retail branches to First Niagara. Our results in all periods were impacted by certain significant items which distort the comparability of the performance trends of our business between years.

HSBC USA Inc.

The following table summarizes the impact of these significant items for all periods presented:

Year Ended December 31,	2014	2013	2012
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$298	$(182)	$(826)
Fair value movement on own fair value option debt attributable to credit spread	(6)	165	361
Litigation expense related to settlement agreement with FHFA	178	119	—
Provision for credit losses relating to the increase in loss emergence period used in our commercial loan collective impairment calculation	178	—	—
Interest benefit related to the conclusion of certain state and local tax audits resulting in the settlement of uncertain tax positions	(120)	—	—
Goodwill impairment	—	616	—
Expense related to certain regulatory matters	—	—	1,381
Gain on sale of branches	—	—	(433)
Incremental provision for credit losses resulting from the change in loss emergence period used in our roll rate migration analysis	—	—	80
Adjusted performance(1)	$528	$718	$563

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance for 2014 decreased $190 million compared with 2013 as lower other revenues driven primarily by lower trading revenue and lower fair value option revenue as well as higher operating expenses driven by higher support services charges were partially offset by a lower provision for credit losses and higher net interest income. Excluding the collective impact of the items in the table above, our adjusted performance for 2013 increased $155 million compared with 2012 as lower operating expenses, higher other revenues and a lower provision for credit losses were partially offset by lower net interest income.
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
Our results are also impacted by general economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2015 is largely dependent upon macro-economic conditions which include the interest rate environment, housing market conditions, unemployment levels, market volatility, energy prices and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, charge-offs and ultimately our results of operations.

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
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
Group Reporting Basis We report financial information to HSBC in accordance with HSBC Group accounting and reporting policies which apply International Financial Reporting Standards ("IFRS") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis (a non-U.S. GAAP financial measure) are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net income (loss) – U.S. GAAP basis	$354	$(338)	$(1,045)
Adjustments, net of tax:
Reclassification of fair value measured financial assets during 2008	1	(17)	(69)
Goodwill impairment	—	136	—
Securities	(2)	3	(3)
Loan impairment	112	29	69
Property	(7)	(10)	(15)
Pension costs	12	16	7
Tax valuation allowances	5	—	—
Gain on sale of London Branch precious metals business to affiliate	60	—	—
Transfer of credit card receivables to held for sale and subsequent sale	—	—	(31)
Gain on sale of branches	—	—	92
Litigation expense	(79)	63	(4)
Other	(21)	(28)	16
Net income (loss) – Group Reporting Basis	435	(146)	(983)
Tax expense (benefit) – Group Reporting Basis	(9)	219	411
Profit (loss) before tax – Group Reporting Basis	$426	$73	$(572)
A summary of the differences between U.S. GAAP and Group Reporting Basis as they impact our results is presented below:
Reclassification of fair value measured financial assets during 2008 - Certain securities were reclassified from trading assets to loans and receivables under the Group Reporting Basis in 2008 pursuant to an amendment to IAS 39, "Financial Instruments: Recognition and Measurement," and are no longer marked to market under the Group Reporting Basis. These securities continue to be classified as trading assets and are carried at fair value under U.S. GAAP.
Additionally, certain Leverage Acquisition Finance ("LAF") loans were classified as trading assets under the Group Reporting Basis and, to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to loans and advances as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans were classified as "held for sale" and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in 2013.
Goodwill impairment - Under the Group Reporting Basis, goodwill was amortized until 2005 however under U.S. GAAP, goodwill was amortized until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis in 2013.
Securities - Under the Group Reporting Basis, HSBC shares held for stock plans are recorded in securities. Under the Group Reporting Basis, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the shares are recorded in other

HSBC USA Inc.

assets and the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.
Loan impairment - The Group Reporting Basis requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Under U.S. GAAP, a discounted cash flow methodology on pools of homogeneous loans is applied only to the extent loans are considered troubled debt restructurings ("TDR Loans"). Also under the Group Reporting Basis, if the fair value on secured loans previously written down increases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under the Group Reporting Basis, future recoveries on charged-off loans or loans written down to fair value less cost to sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under the Group Reporting Basis. Under the Group Reporting Basis, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances.
Under U.S. GAAP, the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income (loss) as provision for credit losses. There is no similar requirement under the Group Reporting Basis.
For consumer loans collectively evaluated for impairment under U.S. GAAP, bank industry practice which we adopted in 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our allowance for credit losses. Under the Group Reporting Basis, we concluded that the estimated average period of time from last current status to write-off for real estate loans collectively evaluated for impairment using a roll rate migration analysis was 10 months which was also adopted in 2012. In 2013, we updated our review under the Group Reporting Basis to reflect the period of time after a loss event a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency, and ultimately write-off, for real estate loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
For commercial loans collectively evaluated for impairment we formerly utilized the same loss emergence period for both U.S. GAAP and the Group Reporting Basis, which resulted in a consistent calculation of loan impairment charges under the two bases of reporting. During 2014, we conducted a review of our loss emergence period estimate used for U.S. GAAP reporting purposes based upon regulatory guidance and bank industry practice in the U.S. As a result of this review, our emergence period was increased, resulting in an increase in loan impairment charges under U.S. GAAP. A separate review of our loss experience under the Group Reporting Basis was completed in December 2014. This review did not significantly change the loss emergence period compared with the prior year and resulted in a deviation between U.S. GAAP and the Group Reporting Basis in the fourth quarter of 2014 of approximately $174 million on a pre-tax basis. The difference was primarily attributable to different approaches for estimating loss emergence periods for U.S. GAAP and the Group Reporting Basis. We have determined that, based on the judgment involved and the practice which has evolved in different jurisdictions, both approaches for estimating loss emergence periods result in an appropriate allowance for credit losses under the reporting basis to which each is being applied.
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and recognized over eight years due to our continuing involvement.
Pension costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the "corridor"). As a result of amendments to IAS 19, "Employee Benefits" effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on plan assets. In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013.
Tax valuation allowances - As a result of New York state tax reform during 2014, there was an increase in the deferred tax valuation allowance under U.S. GAAP and derecognition of previously recognized deferred tax assets under the Group Reporting Basis (decreasing net deferred tax assets in both cases). The deferred tax assets affected primarily relate to loan loss reserves, which are different under U.S. GAAP and the Group Reporting Basis. As such, the change in deferred tax assets was different under U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.

Gain on sale of London Branch precious metals business to affiliate - The Group Reporting Basis requires that operations be transferred to held for sale and carried at the lower of cost or fair value with gains recorded through earnings upon completion of the sale, regardless of whether the sale was to a third party or related party. Under U.S. GAAP, when the transfer of net assets is between affiliates under common control, gains are reflected as a capital transaction upon completion of the sale.
Transfer of credit card receivables to held for sale and subsequent sale - For receivables transferred to held for sale subsequent to origination, the Group Reporting Basis requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly for Group Reporting Basis purposes, such loans continue to be accounted for in accordance with IAS 39, with any gain or loss recognized at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. As a result, any loss is recorded prior to sale.
Gain on sale of branches - Under U.S. GAAP, the amount of goodwill allocated to the retail branch disposal group was higher as goodwill amortization ceased under U.S. GAAP in 2002 while under the Group Reporting Basis, goodwill was amortized until 2005. This resulted in a lower gain under U.S. GAAP.
Litigation expense - Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under the Group Reporting Basis, a present obligation and a probable outflow of economic benefits must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between the Group Reporting Basis and U.S. GAAP.
Other - Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and the Group Reporting Basis that were not individually material, including derivatives, deferred loan origination costs and fees, interest recognition, restructuring costs, servicing assets and precious metals.

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
Allowance for Credit Losses Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed when they become contractually due. Consequently, we maintain an allowance for credit losses that reflects our estimate of probable incurred losses in the existing loan portfolio. Estimates are reviewed periodically and adjustments to the allowance for credit losses are reflected through the provision for credit losses in the period they become known. We believe the accounting estimate relating to the allowance for credit losses is a "critical accounting estimate" for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to the allowance for credit losses require us to project future cash flow, delinquency and charge offs, which are highly uncertain; and

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
As an illustration of the effect of changes in estimates related to the allowance for credit losses a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $68 million in our allowance for credit losses at December 31, 2014.
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

HSBC USA Inc.

reference to independent valuations of underlying loan collateral and considering secondary market prices for distressed debt where appropriate.

•
Loans that are not individually evaluated for impairment and those evaluated and found not to be impaired are pooled into homogeneous categories of loans and collectively evaluated to determine if it is deemed probable, based on historical data and other environmental factors, that a loss has been incurred even though it has not yet been manifested itself in a specific loan.

For consumer receivables and certain small business loans other than Troubled Debt Restructurings ("TDR Loans"), we utilize a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. We also consider the expected loss severity based on the underlying collateral, if any, for the loan in the event of default. In addition to roll rate reserves, we provide loss reserves on consumer and commercial receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the roll rate statistics or historical trends that are not reflective of current inherent losses in the loan portfolio. Portfolio risk factors considered in establishing the allowance for credit losses on receivables include, as appropriate, growth, including expansion into new lending markets, geographic and customer concentrations, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as industry and business performance and trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, model imprecision, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations, customer concentration and other factors which can affect payment patterns on outstanding receivables such as natural disasters. We also consider key ratios such as allowance as a percentage of loans, allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
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
The results from the commercial analysis, consumer roll rate analysis and the specific impairment reserving process are reviewed each quarter by the Credit Reserve Committee. This committee also considers other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. Loss reserves are maintained to reflect the committee's judgment of portfolio risk factors which may not be fully reflected in statistical models. The Committee's judgment may also be used when they believe historical trends are not reflective of current inherent incurred losses in the loan portfolio. Our risk and finance departments assess and independently approve our allowance for credit losses.
Goodwill Impairment Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared with its carrying amount, which is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk-weighted assets a capital charge that, prior to the fourth quarter of 2013, was consistent with Basel 2.5 requirements, and additionally, allocating to that unit the remaining carrying amount of HUSI's net assets that is attributable to that unit. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first CCAR submission and HSBC Bank USA's first DFAST submission along with the finalization of Basel III rules, we moved to manage our businesses to the higher Basel III common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III requirements. Significant and long-term changes in the applicable reporting unit's industry and related economic conditions are considered to be primary indicators of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties. In evaluating possible impairment, specific factors we consider are: (a) the observance of material changes to business plan information (e.g., financial forecasts); (b) significant increases in observed peer group discount rates; (c) significant announced or planned business divestitures; (d) the margin by which the fair value of each reporting unit exceeded the carrying amount at the previous testing date; (e) deterioration in macroeconomic, industry or market conditions that have not yet been reflected in the latest business plan information; (f) other relevant events specific to the reporting unit (e.g., changes in management, strategy or customers, capital allocation or litigation).

HSBC USA Inc.

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
We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. We have decided not to elect the option to apply a qualitative assessment to our goodwill impairment testing and, therefore continue to utilize a two-step process. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying amount including allocated goodwill of the reporting unit exceeds the unit’s fair value, a second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination is less than the carrying amount of goodwill, an impairment charge is recorded for the excess. Any impairment charge recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairments are not permitted. At July 1, 2014, the estimated fair value of each reporting unit exceeded its carrying amount and, as such, none of our recorded goodwill was deemed to be impaired.
Our goodwill impairment testing is highly sensitive to certain assumptions and estimates used as discussed above. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. If a significant deterioration in economic and credit conditions, a change in the strategy or performance of our business or product offerings, or an increase in the capital requirements of our business occurs, interim impairment tests for reporting units could be required which may indicate that goodwill at one or more of our reporting units is impaired, in which case we would be required to recognize an impairment charge.
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
Valuation Governance Framework - We have established a control framework to ensure fair values are either determined or validated by a function independent of the risk-taker. Controls over the valuation process are summarized in this MD&A under the caption "Fair Value."
Valuation of Major Classes of Assets and Liabilities - The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications

HSBC USA Inc.

quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 3.1 percent at December 31, 2014.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see Note 27, "Fair Value Measurement," in the accompanying consolidated financial statements. The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.

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
Historically, we valued uncollateralized derivatives by discounting expected future cash flows at a benchmark interest rate, typically LIBOR or its equivalent. In line with evolving industry practice, we changed this approach during the fourth quarter of 2014. We now view the Overnight Indexed Swap ("OIS") curve as the base discounting curve for all derivatives, both collateralized and uncollateralized, and have adopted a funding fair value adjustment ("FFVA") to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the OIS rate. The impact of adopting the FFVA was a reduction to trading revenue of $9 million. This is an area in which a full industry consensus has not yet emerged. We will continue to monitor industry evolution and refine the calculation methodology as necessary.

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

HSBC USA Inc.

•
Commercial Syndicated / Leveraged Loans Held for Sale - Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates, loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate.

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

•
Long-Term Debt (Own Debt Issuances) - The fair value of own debt issuances is based on the observed price for the identical or similar instruments transacted in the secondary market. However, the secondary market could become inactive or price quotes could be stale or differ among market participants. In those circumstances, we use inputs to value the interest rate and the credit spread components of the debt. Changes in such estimates, and in particular the own credit spread estimates could be volatile and markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the value of our debt designated at fair value would have resulted in a change to our reported mark-to-market of approximately $879 million for the year ended December 31, 2014.

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
If we determine as a result of this assessment that a derivative is no longer a highly effective hedge, hedge accounting is discontinued as of the quarter in which such determination was made. The assessment of the effectiveness of the derivatives used in hedging transactions is considered to be a "critical accounting estimate" due to the use of statistical regression analysis in making this determination. Inputs to statistical regression analysis require the use of estimates regarding the amount and timing of future cash flows which are susceptible to significant changes in future periods based on changes in market rates as well as the selection of a convention for the treatment of credit spreads in the analysis. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur.

HSBC USA Inc.

The outcome of the statistical regression analysis serves as the foundation for determining whether or not a derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced revenue by approximately $252 million for the year ended December 31, 2014.
Mortgage Servicing Rights Prior to the conversion of our mortgage processing and servicing operations to PHH Mortgage, we retained the right to service agency eligible mortgage loans and recognized retained rights to service mortgage loans as a separate and distinct asset at the time the loans were sold. We initially valued residential MSRs at fair value at the time the related loans were sold and subsequently measure residential MSRs at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. Residential MSRs recorded on our balance sheet totaled $159 million and $227 million at December 31, 2014 and 2013, respectively. Beginning with May 2013 applications, we now sell our agency eligible mortgage originations to PHH Mortgage on a servicing released basis which results in no new servicing rights being recognized. Therefore, our MSRs are currently in run-off.
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
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.4 billion and $1.6 billion as of December 31, 2014 and 2013, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
We are included in HSBC North America's consolidated U.S. Federal income tax return and in certain combined state tax returns. We have entered into a tax allocation agreement with HSBC North America and its subsidiary entities ("the HNAH Group") included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching conclusions on recoverability. Based on our forecasts of future taxable income, we currently anticipate that our continuing operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income. As a consequence, our current analysis of the recoverability of the deferred tax assets significantly discounts any future taxable income expected from operations and relies on continued liquidity and capital support from HSBC, including tax planning strategies implemented in relation to such support.
Absent capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, may be required to record a valuation allowance against some or all of the remaining deferred tax assets.
We expect financial performance for the HNAH Group will continue to improve, and therefore, it is anticipated that reliance may be placed solely on projected future taxable income from continuing operations in management's evaluation of the recognition of the deferred tax assets in future periods as the sustainability of the improving financial performance is demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets may result in the reversal of valuation allowances against certain state deferred tax assets.

HSBC USA Inc.

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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 can be found in Note 17, "Income Taxes," in the accompanying consolidated financial statements.
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

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at December 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	December 31, 2014	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$33,111	$10,417	45.9%
Loans, net	77,061	9,972	14.9
Loans held for sale	612	382	*
Trading assets	21,092	(7,802)	(27.0)
Securities	43,609	(12,655)	(22.5)
Other assets	10,054	(262)	(2.5)
	$185,539	$52	—%
Funding sources:
Total deposits	$116,118	$3,510	3.1%
Trading liabilities	8,164	(2,711)	(24.9)
Short-term borrowings	12,795	(6,340)	(33.1)
Long-term debt	27,524	4,677	20.5
All other liabilities	3,971	413	11.6
Shareholders’ equity	16,967	503	3.1
	$185,539	$52	—%

*	Not meaningful.
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

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at December 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	December 31, 2014	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$10,300	$1,266	14.0%
Business and corporate banking	17,819	3,373	23.3
Global banking(1)	26,387	4,762	22.0
Other commercial loans	3,581	192	5.7
Total commercial loans	58,087	9,593	19.8
Consumer loans:
Residential mortgages	16,661	835	5.3
Home equity mortgages	1,784	(227)	(11.3)
Total residential mortgages	18,445	608	3.4
Credit cards	720	(134)	(15.7)
Other consumer	489	(21)	(4.1)
Total consumer loans	19,654	453	2.4
Total loans	77,741	10,046	14.8
Allowance for credit losses	680	74	12.2
Loans, net	$77,061	$9,972	14.9%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,821 million and $5,328 million at December 31, 2014 and 2013, respectively.

Commercial loan balances increased compared with December 31, 2013 due to new business activity in all of our commercial loan portfolios, which reflects our continued focus on expanding our core offerings and proactively targeting companies with international banking requirements in key growth markets. Loan growth occurred across a wide range of borrowers, with particular strength in lending to Latin American and multinational borrowers, and was strongest in the real estate, broker-dealer, and banking industries. These increases were partially offset by pay downs and managed reductions in certain exposures.
Total residential mortgage loans increased modestly compared with December 31, 2013 as an increase in residential mortgages was partially offset by a decrease in home equity mortgages. We continue to sell newly originated conforming loans to PHH Mortgage and target new residential mortgage loan originations towards our Premier and Advance customer relationships.
Prior to 2013, real estate markets in a large portion of the United States were affected by stagnation or declines in property values for a number of years. While the loan-to-value ("LTV") ratios for our mortgage loan portfolio have generally deteriorated since origination, we have seen a general improvement in the LTVs for our loan portfolio during the last two years. The following table presents LTVs for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale:

	LTVs at December 31, 2014(1)(2)		LTVs at December 31, 2013(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	92.3%	74.5%	87.4%	65.0%
80% < LTV < 90%	4.2	11.9	6.0	14.1
90% < LTV < 100%	2.1	7.7	3.8	9.5
LTV > 100%	1.3	6.0	2.9	11.3
Average LTV for portfolio	57.4	61.6	61.4	67.3

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

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of September 30, 2014 and 2013, respectively.

Credit card receivable balances decreased compared with December 31, 2013 reflecting paydowns.
Other consumer loans decreased since December 31, 2013 reflecting the run-off of our student loan, installment loan and auto finance portfolios.
Loans Held for Sale  The following table summarizes loans held for sale at December 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	December 31, 2014	Amount	%
	(dollars are in millions)
Total commercial loans	$528	$452	*
Consumer loans:
Residential mortgages	18	(73)	(80.2)%
Other consumer	66	3	4.8
Total consumer loans	84	(70)	(45.5)%
Total loans held for sale	$612	$382	*

*	Not meaningful.
Commercial loans held for sale increased compared with December 31, 2013. Commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties and, beginning in 2014, commercial leveraged loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under the fair value option. The fair value of commercial loans held for sale under these programs was $152 million and $58 million at December 31, 2014 and 2013, respectively.
Commercial loans held for sale also includes $276 million of global banking loans at December 31, 2014, which were transferred to held for sale during 2014, as well as commercial real estate loans of $100 million and $18 million at December 31, 2014 and 2013, respectively.
Residential mortgage loans held for sale decreased compared with December 31, 2013. We sell all our agency eligible loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $4 million and $46 million at December 31, 2014 and 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale includes certain student loans which we no longer originate. The increase since December 31, 2013 was due to an increase in the fair value of the loans attributable to improved economic conditions as well as increased investor demand for student loans.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation allowance on consumer loans held for sale was $15 million and $77 million at December 31, 2014 and 2013, respectively. The valuation allowance on commercial loans held for sale was $11 million at December 31, 2014 compared with no allowance at December 31, 2013.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at December 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	December 31, 2014	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,498	$2,346	21.0%
Precious metals	1,992	(9,759)	(83.0)
Derivatives(2)	5,602	(389)	(6.5)
	$21,092	$(7,802)	(27.0)%
Trading liabilities:
Securities sold, not yet purchased	$683	$375	*
Payables for precious metals	22	(3,804)	(99.4)
Derivatives(3)	7,459	718	10.7
	$8,164	$(2,711)	(24.9)%

*	Not meaningful.

(1)	See Note 4, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At December 31, 2014 and 2013 the fair value of derivatives included in trading assets has been reduced by $4,811 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At December 31, 2014 and 2013 the fair value of derivatives included in trading liabilities has been reduced by $1,724 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances increased since December 31, 2013 due to increases in U.S. Treasury securities, obligations of U.S. states and political subdivisions and foreign sovereign guaranteed positions. Securities positions are held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased also increased since December 31, 2013 largely due to an increase in short U.S. Treasury and U.S. government agency positions related to hedges of derivatives in the interest rate trading portfolio.
During the fourth quarter of 2014, we sold our London Branch precious metals business which resulted in a decrease of approximately $3.0 billion of precious metals trading assets and $3.0 billion of payables for precious metals. Excluding this item, both precious metals trading assets and payables for precious metals remained lower compared with December 31, 2013. The decrease in precious metals trading assets was driven by a decrease in our own inventory positions. The lower payable for precious metals was due to a decrease in unallocated metal balances held on behalf of clients. Both decreases also reflect lower spot rates for certain metals.
Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances decreased since December 31, 2013 mainly from market movements as valuations of interest rate, credit and commodity derivatives all declined, partially offset by increases in valuations of foreign exchange derivatives. Derivative liability balances increased since December 31, 2013 mainly from market movements as the increase in valuations of foreign exchange derivatives more than offset the decline in valuations of interest rate, credit and commodity derivatives.
Securities   Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. The decline in balances since December 31, 2013 largely reflects the sales of U.S. Treasury, U.S. government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. In addition, during the fourth quarter of 2014, the securities underlying Bryant Park Funding LLC ("Bryant Park") were sold and the related agreements were terminated. During the third quarter of 2014, we transferred U.S. government sponsored and U.S. government agency mortgage-backed securities with a fair value of $10,985 million from available-for-sale to held-to-maturity. These securities were transferred to held-to-maturity at fair value as of the transfer date. The transfers reflect our intent to hold the securities to maturity and will reduce the impact of price volatility on accumulated other comprehensive income ("AOCI") and regulatory capital under Basel III. See Note 5, "Securities," in the accompanying consolidated financial statements for additional information.

HSBC USA Inc.

Other Assets  Other assets includes intangibles and goodwill. Other assets decreased slightly since December 31, 2013 due primarily to a decline in net deferred tax assets, partially offset by higher derivative balances associated with hedging activities.
Deposits  The following summarizes deposit balances by major depositor categories at December 31, 2014 and increases (decreases) since December 31, 2013:

		Increase (Decrease) From
		December 31, 2013
	December 31, 2014	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$96,387	$5,158	5.7%
Domestic and foreign banks	18,579	(1,846)	(9.0)
U.S. government and states and political subdivisions	825	153	22.8
Foreign governments and official institutions	327	45	16.0
Total deposits	$116,118	$3,510	3.1%
Total core deposits(1)	$84,486	$(1,323)	(1.5)%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2013 largely due to an increase in wholesale time deposits driven by new issuances from a wholesale term certificate of deposit issuance program that was launched in 2014 and higher levels of commercial savings reflecting new business activity in key growth markets. Partially offsetting these improvements were decreases in deposits from individuals driven by the impact of rate reductions in all customer segments with particular emphasis in the non-Premier segments and reductions in call deposits from banks as counterparties seek alternative placement options given the low rate environment. The strategy for our core retail banking business includes building relationship deposits and wealth management across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits decreased slightly to $20,343 million at December 31, 2014 as compared with $20,877 million at December 31, 2013; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings decreased since December 31, 2013 primarily due to decreased levels of securities sold under agreements to repurchase resulting from the management of our short-term liquidity positions as well as a decline in precious metal leases which reflects the sale of our London Branch precious metals business discussed above. These decreases were partially offset by an increase in commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2013 due primarily to the impact of debt issuances, partially offset by debt retirements. Debt issuances totaled $8,088 million during 2014, of which $54 million was issued by HSBC Bank USA.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $54 million during 2014. Total debt outstanding under this program was $4,501 million and $4,535 million at December 31, 2014 and 2013, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $7,984 million during 2014, which included $2,250 million and $2,450 million, respectively, of senior debt that was issued by HSBC USA during the second and fourth quarters of 2014. Total long-term debt outstanding under this shelf was $17,161 million and $11,738 million at December 31, 2014 and 2013, respectively.
Borrowings from the Federal Home Loan Bank of New York ("FHLB") totaled $1,000 million at both December 31, 2014 and 2013.
All Other Liabilities  All other liabilities increased compared with December 31, 2013 due primarily to higher outstanding settlement balances related to security purchases and higher derivative balances associated with hedging activities, partially offset

HSBC USA Inc.

by the release of tax reserves and associated accrued interest related to the conclusion of certain state and local tax audits during the second quarter of 2014, as discussed further in Note 17, "Income Taxes," in the accompanying consolidated financial statements.

HSBC USA Inc.

Results of Operations

Unless otherwise noted, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).
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
In the following table, which summarizes the significant components of net interest income, interest expense includes $50 million in 2012 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.
The significant components of net interest margin are summarized in the following table:

		2014 Compared to 2013 Increase (Decrease)			2013 Compared to 2012 Increase (Decrease)
Year Ended December 31,	2014	Volume	Rate	2013	Volume	Rate	2012
	(dollars are in millions)
Interest income:
Short-term investments	$77	$5	$4	$68	$(18)	$(10)	$96
Trading assets	253	12	123	118	(16)	24	110
Securities	783	(136)	22	897	(88)	(126)	1,111
Commercial loans	1,195	166	(113)	1,142	169	(79)	1,052
Consumer loans	713	(16)	(5)	734	(27)	(54)	815
Other	41	1	(1)	41	(4)	2	43
Total interest income	3,062	32	30	3,000	16	(243)	3,227
Interest expense:
Deposits	145	7	(46)	184	(22)	(151)	357
Short-term borrowings	49	5	4	40	8	4	28
Long-term debt	650	64	(75)	661	71	(90)	680
Tax liabilities	(101)	(15)	(139)	53	3	17	33
Total interest expense	743	61	(256)	938	60	(220)	1,098
Net interest income – taxable equivalent basis	2,319	$(29)	$286	2,062	$(44)	$(23)	2,129
Less: tax equivalent adjustment	15			21			21
Net interest income – non taxable equivalent basis	$2,304			$2,041			$2,108

Yield on total interest earning assets	1.89%			1.88%			1.98%
Cost of total interest bearing liabilities	.61			.79			.84
Interest rate spread	1.28			1.09			1.14
Benefit from net non-interest paying funds(1)	.15			.20			.16
Net interest margin on average earning assets	1.43%			1.29%			1.30%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income reflects a $120 million benefit to tax liabilities interest expense related to the conclusion of certain state and local tax audits in the second quarter of 2014. See Note 17, "Income Taxes," in the accompanying consolidated financial statements for additional information. Excluding the impact of this item, reported net interest income increased $143 million during 2014 driven by a decrease in interest expense, reflecting lower expense primarily from deposits and tax liabilities, and to a lesser extent,

HSBC USA Inc.

an increase in interest income, reflecting higher income from trading assets and commercial loans partially offset by lower income from securities and consumer loans. Net interest income declined during 2013 driven by a decrease in interest income, reflecting lower income from securities, consumer loans and short-term investments partially offset by higher income from commercial loans. The decrease in interest income was partially offset by lower interest expense, largely reflecting lower expense from deposits and long-term debt.
Short-term investments Higher interest income during 2014 reflects higher average balances and higher rates earned on these assets. Lower interest income during 2013 reflects lower average balances, primarily in securities purchased under agreements to resell, and lower rates earned on these assets.
Trading Assets The increase in interest income during 2014 was driven primarily by a shift in asset mix to longer term, higher yielding securities as well as higher average securities balances. Securities in the trading portfolio are managed as hedges against the derivative activity of our customers, which, in response to the current interest rate environment, has shifted towards longer term, higher yielding returns. The increase in interest income during 2013 reflects a shift in asset mix to higher yielding securities, partially offset by lower average balances primarily in U.S. Treasury positions.
Securities Interest income decreased during 2014 due primarily to lower average outstanding balances which reflects the sale of U.S. Treasury, U.S. government agency mortgage-backed and other asset-backed securities, partially offset by a shift in asset mix to higher yielding securities. Interest income decreased during 2013 due primarily to the sale of certain securities for risk management purposes which resulted in a shift in asset mix to lower yielding securities and lower average outstanding balances.
Commercial Loans Interest income increased during 2014 and 2013 driven by higher average balances due to loan growth, partially offset by lower yields on newly originated loans and refinanced loans. Lower yields reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Consumer Loans Interest income declined during 2014 due to lower average balances and lower yields on newly originated loans. Lower yields reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolios. The decrease in interest income during 2013 reflects increased deferred cost amortization due to higher mortgage portfolio payments and lower average balances driven by the sale of certain branches to First Niagara in 2012.
Deposits Lower interest expense during 2014 and 2013 primarily reflects the impact of lower rates paid on interest-bearing deposits and, in 2013, lower average balances reflecting the impact of the sale of certain branches in 2012.
Short-term borrowings During 2014 and 2013, interest expense was higher due to higher average outstanding borrowings, primarily in securities sold under repurchase agreements and slightly higher rates paid on these borrowings.
Long-term debt Interest expense was lower in 2014 and 2013 driven by a shift in mix towards lower yielding non-subordinated debt partially offset by higher outstanding borrowings.
Tax liabilities Excluding the one-time benefit related to the conclusion of certain state and local tax audits discussed above, interest expense decreased during 2014 as the conclusion of these audits resulted in lower interest-bearing tax liability balances. Higher interest expense in 2013 reflects the change in interest expense associated with tax reserves on estimated exposures.

HSBC USA Inc.

Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

Year Ended December 31,	2014	2013	2012
	(dollars are in millions)
Commercial:
Construction and other real estate	$2	$(7)	$(33)
Business and corporate banking	174	48	48
Global banking	47	26	14
Other commercial	(7)	(5)	(10)
Total commercial	$216	$62	$19
Consumer:
Residential mortgages	(40)	42	114
Home equity mortgages	(14)	54	72
Credit card receivables	23	32	67
Other consumer	3	3	21
Total consumer	(28)	131	274
Total provision for credit losses	$188	$193	$293
Provision as a percentage of average loans, annualized	0.3%	0.3%	0.5%
Our provision for credit losses in 2014 reflects revisions to certain estimates used in our commercial loan impairment calculation, including estimates of loss emergence, which resulted in an incremental provision for credit losses of approximately $178 million for these loans. During 2012, our provision for credit losses reflects the completion of our review of loss emergence period for consumer loans collectively evaluated for impairment using a roll rate migration analysis and extending our loss emergence period for these loans to 12 months for U.S. GAAP which resulted in the recording of an incremental credit loss provision of approximately $80 million ($75 million of which related to consumer loans). Excluding the impact of these items, our provision for credit losses decreased $183 million during 2014 driven by lower provisions for credit losses in both our consumer and commercial loan portfolios and decreased $20 million during 2013 driven by lower provisions for credit losses in our consumer loan portfolio, partially offset by higher provisions for credit losses in our commercial loan portfolio. During 2014, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $74 million. During 2013 and 2012, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $41 million and $96 million, respectively.
Excluding the impact of the incremental commercial provision recorded in 2014 as discussed above, the provision for credit losses in our commercial portfolio decreased $24 million during 2014. The decrease was driven by improvements in economic and credit conditions including lower specific customer loss provisions, as well as lower provisions for risk factors associated with large loan and expansion market loan exposures, partially offset by higher provisions associated with loan growth and certain industry and emerging market loan exposures. Given the recent decrease in oil prices, during the fourth quarter of 2014 we performed a review of the significant oil and gas industry credit exposures in our commercial loan portfolio to ensure that any exposures with material vulnerability to movements in oil and gas prices were assessed and assigned an appropriate credit grade and related allowance for credit loss. As a result of our review, we downgraded certain credits which resulted in an immaterial increase to the allowance for credit losses. We will continue to conduct quarterly reviews of our oil and gas industry credit exposures to ensure our credit grades continue to reflect current conditions. If oil and gas prices stay at the end of December levels for an extended period of time, further adjustments to our allowance for credit losses may be required. We will continue to monitor and assess the impact oil and gas prices have on our exposures to this industry. During 2013, the provision for credit losses in our commercial portfolio increased $43 million driven by higher provisions for risk factors associated with global banking and other large loan exposures and lower loss reserve releases associated with continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels, reductions in higher risk rated loan balances, stabilization of credit downgrades, managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships. While these improvements resulted in an overall release of loss reserves in 2013 and 2012, the releases were lower in 2013 when compared with 2012.
The provision for credit losses on residential mortgages including home equity mortgages decreased $150 million during 2014. The decrease was driven by lower severity estimates due to improvements in home prices, continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent, lower losses associated with advances made on behalf of borrowers and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. These improvements were partially offset by increased loss estimates associated

HSBC USA Inc.

with the remediation of certain mortgage servicing activities. Excluding the impact of the incremental consumer provision recorded in 2012 as discussed above, the provision for credit losses on residential mortgages including home equity mortgages decreased $40 million during 2013 due to continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates, partially offset by higher losses associated with advances made on behalf of borrowers and lower levels of charge-offs as 2012 reflects higher charge-offs in our home equity mortgage portfolio due to an increased volume of loans where we had decided not to pursue foreclosure.
The provision for credit losses associated with credit card receivables decreased $9 million during 2014. Excluding the impact of the incremental consumer provision recorded in 2012 as discussed above, the provision for credit losses on credit card receivables decreased $10 million during 2013. The decreases in both years reflect continued improvements in economic conditions, including lower dollars of delinquency, lower average receivable levels and improvements in delinquency roll rates.
Our methodology and accounting policies related to the allowance for credit losses are presented in "Critical Accounting Policies and Estimates" in this MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2014	2013	2012
	(in millions)
Credit card fees	$51	$43	$87
Other fees and commissions	743	706	766
Trust income	135	123	110
Trading revenue	105	474	498
Net other-than-temporary impairment losses	(11)	—	—
Other securities gains, net	113	202	145
HSBC affiliate income:
Fees and commissions	146	154	164
Other affiliate income	53	48	38
Total HSBC affiliate income	199	202	202
Residential mortgage banking revenue	112	80	16
Gain (loss) on instruments designated at fair value and related derivatives	75	(32)	(342)
Gain on sale of branches	—	—	433
Other income:
Valuation of loans held for sale	(2)	9	(12)
Insurance	17	11	9
Miscellaneous income	69	39	61
Total other income	84	59	58
Total other revenues	$1,606	$1,857	$1,973
Credit card fees  Credit card fees increased in 2014 as the prior year reflects higher costs associated with our credit card rewards program due to an increase in estimated customer redemption rates. Credit card fees declined in 2013 due to lower outstanding balances driven by the sale of certain branches in 2012. Both years also reflect a continued trend towards lower late fees due to improved customer behavior.
Other fees and commissions  Other fees and commissions increased in 2014 largely due to higher fee based income resulting from increased levels of commercial lending activity. Other fees and commissions declined in 2013 reflecting lower account service related fees primarily due to the impact of the sale of certain branches in 2012 and a decline in credit facility related fees primarily due to a decrease in syndication fees. Both years also reflect lower custodial fees due to a decrease in precious metals average inventory held under custody as well as lower average metals prices.
The following table summarizes the components of other fees and commissions:

Year Ended December 31,	2014	2013	2012
	(in millions)
Account services	$296	$289	309
Credit facilities	224	197	220
Custodial fees	40	57	76
Other fees	183	163	161
Total other fees and commissions	$743	$706	$766
Trust income  Trust income increased in 2014 and 2013 reflecting higher fee income associated with our management of fixed income assets driven primarily by growth in emerging market debt sales. The increase in 2013 also reflected growth in offshore high yield and high income assets.

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

Year Ended December 31,	2014	2013	2012
	(in millions)
Trading revenue	$105	$474	$498
Net interest income	131	—	(26)
Trading related revenue	$236	$474	$472
Business Activities:
Derivatives(1)	$(6)	$197	$172
Balance sheet management	(27)	6	5
Foreign exchange	212	174	207
Precious metals	63	89	91
Capital Financing	—	5	1
Other trading	(6)	3	(4)
Trading related revenue	$236	$474	$472

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
2014 Compared with 2013 Trading related revenue decreased during 2014 due to lower revenue from derivatives, balance sheet management and precious metals, partially offset by higher revenue from foreign exchange.
Trading revenue from derivative products decreased during 2014 due to the performance of our legacy structured credit products, which included losses on the transfer of risk associated with portions of our credit derivatives portfolio and lower valuation gains, as well as lower new deal activity on domestic interest rate products, partially offset by higher revenue from emerging markets related products which benefited from higher yielding trading asset balances.
Trading revenue related to balance sheet management activities decreased during 2014 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue increased during 2014 due to higher client trading volumes.
Precious metals revenue decreased during 2014 driven by reduced trade volumes as investor demand shifted in favor of other assets.
Capital financing revenue declined during 2014 as the prior year reflected valuation gains on credit default swap hedge positions.
2013 Compared with 2012 Trading related revenue remained stable during 2013 as higher revenue from derivatives and global banking were largely offset by lower revenue from foreign exchange.
Trading revenue from derivative products increased during 2013 driven by higher new deal activity on domestic interest rate products and lower interest costs related to structured notes issuance. In addition, 2012 included a reduction to trading revenue of $47 million from the change in methodology for estimating credit valuation adjustments on derivative assets and debit valuation adjustments on derivative liabilities. Partly offsetting these revenue improvements was a decline in emerging markets related derivatives, which were impacted by less stable economic conditions in Latin America, and lower valuation gains from structured credit products.
Trading revenue related to balance sheet management activities increased during 2013 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue decreased during 2013 due to lower revenue from a reduction in trade volumes and price volatility.
Precious metals revenue decreased slightly during 2013 from reduced client demand.
Capital financing revenue improved during 2013 from valuation gains on credit default swap hedge positions, additionally 2012 included a loss on a loan sale.

HSBC USA Inc.

Net other-than-temporary impairment losses During 2014, the debt securities held by a consolidated variable interest entity ("VIE") otherwise known as Bryant Park, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component which were recognized in earnings. During 2013 and 2012, there were no other-than-temporary impairment losses recognized.
Other securities gains (losses), net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During 2014, 2013 and 2012, we sold $29,906 million, $35,290 million and $10,547 million, respectively, of primarily U.S. Treasury, U.S. government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. In addition, during the fourth quarter of 2014, the securities underlying Bryant Park were sold and the related agreements were terminated resulting in a loss of $9 million. The gross realized gains and losses from sales of securities in all years, which is included as a component of other securities gains, net above, are summarized in Note 5, "Securities," in the accompanying consolidated financial statements.
HSBC affiliate income  Affiliate income decreased in 2014 due to lower fees associated with lower levels of lending arrangements extended to other HSBC affiliates, partially offset by higher billings associated with internal audit activities performed for other HSBC affiliates. Affiliate income remained flat in 2013.
Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income	$182	$180	$195
Servicing related income:
Servicing fee income	68	79	87
Changes in fair value of MSRs due to changes in valuation model inputs or assumptions	(38)	88	(15)
Customer payments	(30)	(43)	(61)
Trading – Derivative instruments used to offset changes in fair value of MSRs	67	(69)	31
Total servicing related income	67	55	42
Originations and sales related income:
Gains (losses) on sales of residential mortgages	(5)	37	80
Recovery (provision) for repurchase obligations	41	(21)	(134)
Trading and hedging activity	(1)	(5)	4
Total originations and sales related income	35	11	(50)
Other mortgage income	10	14	24
Total residential mortgage banking revenue included in other revenues	112	80	16
Total residential mortgage banking related revenue	$294	$260	$211
Net interest income was slightly higher in 2014 reflecting lower amortization of deferred origination costs due to lower portfolio prepayments, largely offset by lower spreads on newly originated residential mortgage loans. The decrease in net interest income in 2013 reflects lower residential mortgage average outstanding balances driven by the sale of certain branches in 2012 and higher amortization of deferred origination costs due to higher portfolio prepayments, partially offset by widening interest spreads largely as result of lower portfolio funding costs. Consistent with our strategy, additions to our residential mortgage portfolio are primarily mortgages to our Premier and Advance customers, while sales of loans consist of newly originated conforming loans sold to PHH Mortgage as discussed further below.
Total servicing related income increased in 2014 due primarily to improved net hedged MSRs results, partially offset by lower servicing fees due to a decline in our average serviced loan portfolio. As a result of our strategic relationship with PHH Mortgage, beginning with May 2013 applications, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold to PHH on a servicing released basis. Changes in net hedged MSRs results are driven by changes in the MSRs valuation due to updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing which differ from period to period along with changes in the value of the underlying instruments used to hedge changes in the fair value of the MSRs. Consequently, primarily as a result of the elimination of new volume and declining mortgage rates, our MSRs fair value decreased during 2014, which was more than offset by gains on instruments used to hedge changes in the fair value of

HSBC USA Inc.

the MSRs. Total servicing related income increased in 2013 driven by improved net hedged MSRs results due largely to rising mortgage rates in 2013, partially offset by lower servicing fees due to a lower average serviced loan portfolio.
Originations and sales related income (loss) improved in 2014 and 2013 largely due to improved loss estimates for loan repurchase obligations associated with loans previously sold, partially offset by lower gains on sales of residential mortgage loans. During 2014, we recorded a recovery for repurchase obligations of $41 million compared with provisions of $21 million and $134 million in 2013 and 2012, respectively, reflecting continued reductions in our estimated exposure associated with repurchase obligations on loans previously sold. During the first quarter of 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to the FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. A similar settlement was entered into with the Federal National Mortgage Association ("FNMA") in the fourth quarter of 2013. We continue to maintain repurchase reserves for FNMA and FHLMC exposure associated with residual risks not covered under these settlement agreements. The lower gains on sales of residential mortgage loans reflects the impact of lower salable loan volume due to rising interest rates in the first half of 2014 and 2013 and the impact of our agreement with PHH Mortgage. The overall loss on sales of residential mortgage loans in 2014 was driven by $6 million of losses associated with the execution of certain Community Reinvestment Act activities.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain own fixed-rate debt issuances and all of our hybrid instruments issued, inclusive of structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. See Note 16, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Gain on sale of branches As previously discussed, in 2012 we completed the sale of 195 non-strategic retail branches to First Niagara and recognized a pre-tax gain, net of allocated non-deductible goodwill of $433 million.
Valuation of loans held for sale  Valuation gains on loans held for sale decreased in 2014, due primarily to valuation write-downs on certain commercial loans held for sale as well as lower valuation gains on residential mortgage loans held for sale due to lower average balances in 2014. Partially offsetting these decreases were higher valuation gains on certain student loans held for sale attributable to improved economic conditions as well as increased investor demand. Valuation adjustments on loans held for sale improved in 2013 due to lower average balances and reduced volatility. Residential mortgage loans held for sale includes subprime residential mortgage loans which were purchased from third parties and HSBC affiliates with the intent of securitization or sale, with a fair value of $4 million, $46 million and $52 million as of December 31, 2014, 2013 and 2012, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).
Other income  Other income, excluding the valuation of loans held for sale as discussed above, increased in 2014 due primarily to higher income associated with credit default swap protection which largely reflects exposure to a single counterparty, a gain of $16 million from the sale of certain commercial MSRs, higher income associated with bank owned life insurance and the non-recurrence of a repurchase reserve of approximately $8 million related to loans previously securitized which was established in 2013. These improvements were partially offset by lower income associated with fair value hedge ineffectiveness related to securities available-for-sale. Other income, excluding the valuation of loans held for sale, decreased in 2013 reflecting lower income associated with bank owned life insurance, the non-recurrence of miscellaneous income recorded in 2012 related to the branch sale and the establishment of the repurchase reserve discussed above, partially offset by higher income associated with fair value hedge ineffectiveness related to securities available-for-sale.

HSBC USA Inc.

Operating Expenses  Compliance costs, which remained a significant component of our cost base, totaled $289 million in 2014, compared with $302 million and $426 million in 2013 and 2012, respectively. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements and the implementation of global standards.
The following table summarizes the components of operating expenses:

Year Ended December 31,	2014	2013	2012
	(dollars are in millions)
Salary and employee benefits	$930	$922	944
Occupancy expense, net	227	230	241
Support services from HSBC affiliates:
Fees paid to HSBC Finance	11	14	27
Fees paid to HMUS	233	228	326
Fees paid to HTSU	1,103	1,000	912
Fees paid to other HSBC affiliates	202	217	215
Total support services from HSBC affiliates	1,549	1,459	1,480
Goodwill impairment	—	616	—
Expense related to certain regulatory matters	—	—	1,381
Other expenses:
Equipment and software	52	54	43
Marketing	53	43	47
Outside services	42	124	128
Professional fees	123	112	123
FDIC assessment fee	104	90	99
Miscellaneous	344	237	178
Total other expenses	718	660	618
Total operating expenses	$3,424	$3,887	$4,664
Personnel - average number	6,116	6,481	7,765
Efficiency ratio	87.6%	99.7%	112.9%
Salaries and employee benefits  Salaries and employee benefits expense increased during 2014 as continued cost management efforts which resulted in lower average personnel overall were more than offset by higher salaries expense related to growth initiatives in certain businesses, strengthening controls and the implementation of global standards, as well as increased staffing in internal audit. The decrease during 2013 was largely driven by the impact of the sale of certain branches in 2012, continued cost management efforts and the non-recurrence of a pension curtailment gain recorded in 2012. These improvements were partially offset by higher salaries expense related to expansion activities associated with certain businesses.
Occupancy expense, net  Occupancy expense was relatively flat in 2014. Occupancy expense decreased in 2013 reflecting the impact of the reduction in size of our retail branch network including lower maintenance and utilities costs due to the sale of certain branches in 2012.
Support services from HSBC affiliates  Support services from HSBC affiliates increased in 2014 due primarily to changing the billing process for certain third-party loan servicing costs from a direct expense in 2013 to support services from HTSU in 2014, increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems and higher corporate function cost allocations which reflect the impact of increased staffing associated with strengthening controls in compliance and other risk management activities, capital planning and reporting, and legal case management. Support services from HSBC affiliates declined in 2013 as higher fees paid to HTSU relating to additional staff and consulting fees associated with regulatory reporting and capital planning activities were more than offset by lower fees paid to HMUS, largely related to lower compliance costs as 2012 reflects investment in AML process enhancements and infrastructure which did not occur at the same level in 2013, and lower fees paid to HSBC Finance, which no longer services our credit card portfolio. Compliance costs reflected in support services from affiliates (primarily from HTSU) totaled $277 million during 2014, compared with $289 million and $375 million in 2013 and 2012, respectively. A summary of the activities charged to us from various HSBC affiliates is included in Note 22, "Related Party Transactions," in the accompanying consolidated financial statements.

HSBC USA Inc.

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
Other expenses  Other expenses increased in 2014 largely driven by higher litigation costs including $178 million of expense recorded in 2014 related to the settlement of the FHFA matter, as well as higher expense associated with an increase in our expectation of compensatory fees payable to GSEs due to continuing challenges in the foreclosure environment, higher loss estimates associated with off-balance sheet credit exposures as 2013 reflects a reserve release due to an upgrade of an individual monoline, higher marketing expenses driven by campaigns to support the re-launch of HSBC Premier and higher deposit insurance assessment fees. Partially offsetting these increases was a decline in outside services expense due to changing the billing process for certain third-party loan servicing costs as discussed above and higher levels of expense capitalization relating to internally developed software. Other expenses increased in 2013 due primarily to higher litigation expenses on exposure associated with certain previous residential mortgage-backed securities activity, largely FHFA, as well as higher expense associated with an increase in our expectation of compensatory fees payable to GSEs and higher capitalized software amortization which were partially offset by lower insurance expense, lower professional fees and lower FDIC assessment fees.
Efficiency ratio  Our efficiency ratio from continuing operations was 87.6 percent during 2014 compared with 99.7 percent during 2013 and 112.9 percent in 2012. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for 2014 was 87.7 percent compared with 95.7 percent in 2013 and 103.8 percent in 2012. Our efficiency ratio improved in 2014 compared with 2013 due to significantly lower operating expenses driven primarily by $616 million of GB&M goodwill impairment in 2013 partially offset by higher litigation costs and higher net interest income including a release of accrued interest associated with the New York State and City income tax settlement, partially offset by lower other revenues driven primarily by lower trading revenue. Excluding the impact of fair value on our own debt attributable to credit spread, our efficiency ratio improved in 2013 compared with 2012 due to significantly lower operating expenses. Although operating expenses in 2013 included goodwill impairment of $616 million, operating expenses in 2012 included an expense of $1,381 million related to certain regulatory matters. This improvement was partially offset by lower other revenues and lower net interest income. Other revenues in 2012 included a pre-tax gain of $433 million from the sale of certain retail branches to First Niagara.
Income taxes Our effective tax rate was (18.8) percent in 2014 compared with 85.7 percent in 2013 and 51.1 percent in 2012. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 17, "Income Taxes," in the accompanying consolidated financial statements.
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, we released tax reserves previously maintained in relation to the periods and issues under review which resulted in an income tax benefit of $183 million. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense.
On March 31, 2014, New York Governor Cuomo signed legislation overhauling New York’s corporate tax regime as well as other significant tax changes. Most of these changes take effect for tax years beginning on or after January 1, 2015 and will have a significant and positive future economic impact on HSBC entities with activity taxed in New York State, including us.

HSBC USA Inc.

Segment Results – Group Reporting Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, "Business," in this Form 10-K. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2013 Form 10-K with the exception that our segment reporting is described to be under the Group Reporting Basis. Prior to the fourth quarter of 2014, we had described segment reporting to be under IFRS. Our segment results in all periods are presented in accordance with the Group Reporting Basis.
Our segment results are reported on a continuing operations basis. As disclosed in Note 3, "Discontinued Operations," in the accompanying consolidated financial statements, our Card and Retail Services business, which was previously reported in our RBWM segment, is reported as discontinued operations and is not included in our segment presentation.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRS") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and Group Reporting Basis as they impact our results are summarized in Note 23, "Business Segments," in the accompanying consolidated financial statements and under the caption, "Basis of Reporting" in the MD&A section of this Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
Retail Banking and Wealth Management   Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. In 2014, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
Consistent with our strategy, the growth of our residential mortgage portfolio is driven primarily by lending to our Premier and Advance customers. Historically, sales of loans consisted primarily of conforming loans sold to GSEs. Following the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, we sell our agency eligible originations directly to PHH Mortgage on a servicing released basis, resulting in no new mortgage servicing rights being recognized.
The following table summarizes the Group Reporting Basis results for our RBWM segment:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income	$802	$842	$854
Other operating income	414	347	555
Total operating income	1,216	1,189	1,409
Loan impairment charges	27	129	204
Net operating income	1,189	1,060	1,205
Operating expenses	1,227	1,206	1,301
Loss before tax	$(38)	$(146)	$(96)
2014 loss before tax compared with 2013 Our RBWM segment reported a lower loss before tax during 2014 driven by higher other operating income and lower loan impairment charges, partially offset by lower net interest income and higher operating expenses.
Net interest income was lower during 2014 due to lower deposit levels, partially offset by margin improvements due to active repricing of the deposit base especially in the non-premier segments which reduced our funding costs and an $11 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014.

HSBC USA Inc.

Also impacting net interest income are lower spreads on newly originated residential mortgage loans which reflects the lower risk profile of our Premier customers and competitive pricing pressures.
Other operating income increased in 2014 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans driven primarily by settlements with the FHLMC and the FNMA as discussed further in "Results of Operations" in this MD&A and improved net hedged MSRs results, partially offset by lower gains on sales of mortgage loans.
Loan impairment charges decreased during 2014, driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, lower losses associated with advances made on behalf of borrowers and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Lower severity estimates also reflect a revision to our loss severity calculation which reduced our residential mortgage allowance for credit losses by $20 million during the second half of 2014. Further, 2014 reflects the non-recurrence of an incremental loan impairment charge of $15 million that was recorded in 2013 to reflect an update to the period of time after a loss event a loan remains current before delinquency is observed. These improvements were partially offset by increased loss estimates associated with the remediation of certain mortgage servicing activities.
Operating expenses were higher in 2014 primarily due to higher litigation costs as well as an increase in our estimate of compensatory fees payable to GSEs due to continued challenges in the foreclosure environment, partially offset by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas, and the non-recurrence of $11 million of expense recorded in 2013 related primarily to the lease obligations of seven branch offices that were closed.
2013 loss before tax compared with 2012 Our RBWM segment reported a higher loss before tax during 2013. Our loss before tax in 2012 included a gain of $238 million relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, loss before tax improved $188 million during 2013 driven by lower operating expenses, lower loan impairment charges, and higher other operating income, partially offset by lower net interest income.
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
Other operating income included a gain from the completion of the sale of certain branches to First Niagara totaling $238 million in 2012. Excluding the gain on the sale of branches, other operating income increased in 2013 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans and improved net hedged MSRs results, partially offset by lower gains on sales of mortgage loans.
Loan impairment charges decreased during 2013 driven by continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, improvements in delinquency roll rates and lower charge-offs including significant improvements in market value adjustments on loan collateral due to improvements in home prices which was partially offset by higher losses associated with advances made on behalf of borrowers and an incremental loan impairment charge of $15 million as discussed above.
Operating expenses were lower in 2013 primarily due to the sale of certain branches to First Niagara as well as lower compliance and legal costs and decreases in expenses driven by several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas, as well as reduced marketing expenditures. Partially offsetting these improvements was the impact of a reduction in the amount of branch costs allocated to CMB and $11 million of expense related to branch closures as discussed above.
Commercial Banking  CMB's goal is to be the banking partner of choice for international businesses building on our rich heritage, international capabilities and customer relationships to enable global connectivity. CMB strives to execute this vision and strategy by focusing on key markets with high concentrations of international connectivity. Our CMB segment serves the markets through three client groups, notably Large Corporate, Middle Market and Business Banking. We also have a specialized Commercial Real Estate group which focuses on selective business opportunities in markets where we have strong portfolio expertise. This structure allows us to align our resources in order to efficiently deliver suitable products and services based on our clients' needs and abilities. Payments and Cash Management, Global Trade and Receivables Finance and Credit and Lending are key product groups which enable CMB to deliver the global connections required by customers. Whether it is through commercial centers, the retail branch network, or via HSBCnet, CMB provides customers with products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture and collaborate across HSBC to capture a larger percentage of a relationship. An increase in the number of relationship managers and product partners is enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast and Midwest.

HSBC USA Inc.

New loan originations have resulted in a 21 percent increase in average loans outstanding to Large Corporate customers and a 8 percent increase in average loans outstanding to Middle Market customers since 2013. Total average loans increased 25 percent across all CMB client groups as compared with 2013.
The following table summarizes the Group Reporting Basis results for our CMB segment:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income	$800	$706	$673
Other operating income	308	293	539
Total operating income	1,108	999	1,212
Loan impairment charges	42	45	4
Net operating income	1,066	954	1,208
Operating expenses	683	680	631
Profit before tax	$383	$274	$577
2014 profit before tax compared with 2013 Our CMB segment reported a higher profit before tax during 2014 driven by higher net interest income, higher other operating income and lower loan impairment charges.
Net interest income increased in 2014 due to the favorable impact of higher loan balances, primarily in key growth markets, partially offset by lower yields on newly originated loans and refinanced loans.
Other operating income was higher during 2014 driven primarily by a gain of $16 million from the sale of certain commercial MSRs in the third quarter of 2014 as well as higher revenues from asset sales in commercial real estate, higher fees generated from an increase in credit commitments and higher GB&M collaboration income due to an increase in debt and leverage acquisition financing activity. These improvements were partially offset by lower trade revenues due to highly competitive pricing in the marketplace and lower revenues related to a reduction of certain business banking customers who do not have significant international needs.
Loan impairment charges decreased primarily due to lower provisions for risk factors associated with expansion market loan exposures as well as improvements in economic and credit conditions which led to lower levels of delinquency and nonperforming loans, partially offset by higher provisions as a result of loan growth.
Operating expenses were relatively flat during 2014.
2013 profit before tax compared with 2012 Our CMB segment reported a lower profit before tax during 2013. Profit before tax in 2012 included a gain of $278 million relating to the sale of certain branches to First Niagara. Excluding the gain on the sale of these branches, profit before tax remained lower, declining $25 million during 2013, driven by higher operating expenses and higher loan impairment charges, partially offset by higher net interest income and higher other operating income.
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

HSBC USA Inc.

a comprehensive understanding of each client’s financial requirements with a long-term relationship management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and PB to meet their domestic and international banking needs.
Within client-focused business lines, GB&M offers a full range of capabilities, including:

•
Banking and financing advice and solutions for corporate and institutional clients, including loans, working capital, trade services, payments and cash management, leveraged and acquisition finance, as well as capital raising in the debt and equity markets; and

•
A markets business with 24-hour coverage and knowledge of world-wide local markets which provides services in credit and rates, foreign exchange, precious metals trading, equities and securities services.

Also included in our GB&M segment is Balance Sheet Management, which is responsible for managing liquidity and funding under the supervision of our Asset and Liability Management Committee. Balance Sheet Management also manages our structural interest rate position within a limit structure.
We continue to target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Consistent with our global strategy, we are also focused on identifying opportunities to cross-sell our products to CMB and RBWM customers. Furthermore, we have seen higher corporate loan balances compared with the prior year. During 2014 U.S. financial market conditions reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices. In Metals, gold prices on average were lower than the prior year and less volatile.
The following table summarizes Group Reporting Basis results for the GB&M segment:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income	$378	$423	$606
Other operating income	1,034	1,165	916
Total operating income(1)	1,412	1,588	1,522
Loan impairment charges (recoveries)	66	(4)	(1)
Net operating income	1,346	1,592	1,523
Goodwill impairment	—	480	—
Operating expenses, excluding goodwill impairment	1,308	984	997
Profit before tax	$38	$128	$526

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

Year Ended December 31,	2014	2013	2012
	(in millions)
Credit(2)	$(46)	$102	$(4)
Rates	125	116	49
Foreign Exchange and Metals	283	311	415
Equities	35	57	(7)
Total Global Markets	397	586	453
Capital Financing	307	247	235
Payments and Cash Management	346	337	348
Securities Services	14	13	36
Global Trade and Receivables Finance	45	42	41
Balance Sheet Management(3)	240	382	366
Debit Valuation Adjustment	(15)	(13)	51
Other(4)	78	(6)	(8)
Total operating income	$1,412	$1,588	$1,522

(2)
Credit includes losses of $30 million in 2014 compared with gains of $111 million and $56 million in 2013 and 2012, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)	Includes gains on the sale of securities of $123 million, $200 million and $123 million in 2014, 2013 and 2012, respectively.

(4)	Other includes corporate funding charges and earnings on capital.

HSBC USA Inc.

2014 profit before tax compared with 2013 Our GB&M segment reported a lower profit before tax during 2014. The 2013 results included a full impairment of $480 million of goodwill previously allocated to our GB&M reporting unit as discussed below. Excluding the goodwill impairment, profit before tax decreased $570 million during 2014 due primarily to lower trading revenue and lower gains on security sales within other operating income and higher operating expenses driven by higher litigation expense, as well as lower net interest income and higher loan impairment charges.
Credit revenue decreased during 2014 from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in losses of $34 million during 2014 which included losses on the transfer of risk associated with portions of our credit derivatives portfolio in the third quarter of 2014, compared with gains of $108 million during 2013. Included in the changes in fair value from structured credit products were increases in fair value of $12 million during 2014 related to exposures to monoline insurance companies, compared with increases of $54 million during 2013. Revenue from Rates increased during 2014 due to the impact of fair value adjustments on structured note liabilities, partially offset by lower revenue from new deal activity. Foreign Exchange and Metals revenue decreased during 2014 due to lower client trading volumes in Metals along with a decline in custody fees which was driven by lower average gold prices. The decrease in Equities during 2014 was driven by the impact of fair value adjustments on certain equity linked structured note liabilities, which were related to movements in our own credit spreads.
Capital Financing revenues increased during 2014 as higher revenue related to the hedging of a single loan exposure and financing fees from increased deal activity were partially offset by lower net interest income due to tightening credit spreads. Payments and Cash Management revenue increased in 2014 due to higher average deposit balances and higher income from transaction related services.
Balance Sheet Management reflected lower gains from the sales of securities and the under-performance of economic hedge positions used to manage interest rate risk during 2014.
Debit valuation adjustments on derivative liabilities reflects a movement of our spreads relative to 2013.
Other reflects the sale of our GB&M London Branch precious metals custody and clearing business to an affiliate in 2014.
Loan impairment charges were higher in 2014 due to credit losses associated with the closure of Bryant Park and higher reserves related to certain industry and emerging market loan exposures as well as loan growth, partially offset by lower reserves for risk factors associated with large loan exposures.
Operating expenses reflects $297 million of litigation expense that was recorded in the third quarter of 2014 related to the settlement of the FHFA matter. Excluding the impact of litigation expenses and goodwill impairment, operating expenses increased during 2014 driven largely by higher corporate function cost allocations from affiliates.
2013 profit before tax compared with 2012 Our GB&M segment reported a lower profit before tax during 2013. The 2013 results included a full impairment of $480 million of goodwill previously allocated to our GB&M reporting unit. The carrying amounts of goodwill and the goodwill impairment were lower under the Group Reporting Basis compared with U.S. GAAP, because under the Group Reporting Basis, goodwill was amortized until 2005 while under U.S. GAAP, goodwill was amortized until 2002. See Note 11, "Goodwill," in the accompanying consolidated financial statements for additional discussion regarding the factors which led to the impairment. Excluding the goodwill impairment, profit before tax increased $82 million during 2013 driven primarily by higher other operating income and lower operating expenses, partially offset by lower net interest income.
Foreign Exchange and Metals revenue declined during 2013 from reduced trading volumes and lower fees from metals safekeeping. In addition, 2012 included a one-time gain from the sale of an investment. Credit revenue increased during 2013 largely from valuation adjustments on legacy credit exposures. Gains on structured credit products from changes in fair value were $108 million during 2013 compared with $42 million during 2012. Included in the gains from structured credit products were increases in fair value related to exposures to monoline insurance companies of $54 million during 2013 compared with $21 million during 2012. Credit revenue also included valuation gains of $4 million during 2013 related to the fair value of sub-prime residential mortgage loans held for sale compared with valuation losses of $8 million during 2012. Revenue from Rates and Equities increased during 2013 due primarily to the impact of fair value adjustments on structured note liabilities which were related to movements in our own credit spreads. The increase in Rates was partially offset by lower revenue from emerging markets related products which were affected by less stable economic conditions in Latin America.
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

HSBC USA Inc.

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
Private Banking  PB serves high net worth and ultra-high net worth individuals and their families with a focus on multi-generational families, business owners and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad. Accessing the most suitable products from the marketplace, PB works with its clients to offer tailored, coordinated and innovative ways to manage and preserve wealth while optimizing returns. PB offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and wealth needs. PB strategy is concentrated on three main areas: growth, streamlining and global standards.
Client deposit levels decreased $1,220 million or 10 percent compared with December 31, 2013. Total loans increased $382 million or 6 percent compared with December 31, 2013 from commercial and industrial, and residential mortgage portfolios. Overall period end client assets were $559 million lower than December 31, 2013 primarily due to lower institutional custody customer balances and lower deposits balances, partially offset by higher discretionary and fiduciary portfolios.
The following table provides additional information regarding client assets during 2014 and 2013:

Year Ended December 31,	2014	2013
	(in millions)
Client assets at beginning of the period	$44,661	$46,461
Net new money (outflows)	(1,761)	(2,079)
Value change	1,202	279
Client assets at end of period	$44,102	$44,661
The following table summarizes Group Reporting Basis results for the PB segment.

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income	$199	$189	$184
Other operating income	104	109	106
Total operating income	303	298	290
Loan impairment charges (recoveries)	(8)	5	(3)
Net operating income	311	293	293
Operating expenses	238	254	232
Profit before tax	$73	$39	$61
2014 profit before tax compared with 2013 Our PB segment reported higher profit before tax during 2014 driven by higher net interest income, lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Net interest income was higher during 2014 due to improved volumes in lending and liquidity premiums on deposits, partially offset by lower net interest from reduced demand deposit and time deposit balances.
Other operating income was lower during 2014 mainly due to reductions in other income from affiliates and custody product fees.
Loan impairment charges decreased during 2014 due to releases of reserves from loan pay downs, higher recoveries and the payoff of a troubled debt restructuring loan.
Operating expenses decreased during 2014 due primarily to lower corporate function cost allocations from affiliates and lower intercompany charges.

HSBC USA Inc.

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
The following table summarizes Group Reporting Basis results for the Other segment:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income (expense)	$60	$(46)	$(43)
Gain (loss) on own fair value option debt attributable to credit spread	6	(165)	(361)
Other operating income	30	87	92
Total operating income (expense)	96	(124)	(312)
Loan impairment charges	—	—	—
Net operating income (expense)	96	(124)	(312)
Operating expenses	126	98	1,465
Loss before tax	$(30)	$(222)	$(1,777)
2014 loss before tax compared with 2013 Loss before tax improved during 2014 reflecting higher total operating income due to an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014, gains associated with changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected and lower net revenues from low income housing tax credit investments as, due to the significant involvement required by the business to manage the investments, a fee arrangement was put in place to share the net revenue of the investments with CMB and GB&M. These improvements were partially offset by increased operating expenses driven by higher share based payment expenses related to the granting of stock awards and a favorable fringe adjustment in the prior year.
2013 loss before tax compared with 2012 Loss before tax improved during 2013 driven largely by an expense accrual related to certain regulatory matters totaling $1.4 billion recorded in 2012 that did not re-occur. Excluding the impact of this item, profit (loss) before tax improved $174 million during 2013 primarily due to improvements in revenue associated with changes in fair value attributable to the credit spread of our own debt for which fair value option was elected.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. See Note 23, "Business Segments," in the accompanying consolidated financial statements for a discussion of the differences between the Group Reporting Basis and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. Also see Note 23, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

HSBC USA Inc.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.
Allowance for Credit Losses  Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit grade and loss given default are assigned and an allowance is established for these loans based on a probability of default estimate associated with each credit grade under the allowance for credit losses methodology. Credit Review, an independent function, provides an ongoing assessment of lending activities that includes independently assessing credit grades and loss given default estimates. When it is deemed probable based upon known facts and circumstances that full interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is then established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. In addition, loss reserves on commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the reserve calculations.
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
For TDR Loans, an allowance for credit losses is maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rate or in the case of certain loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. The circumstances in which we perform a loan modification involving a TDR Loan at a then current market interest rate for a borrower with similar credit risk would include other changes to the terms of the original loan made as part of the restructure (e.g. principal reductions, collateral changes, etc.) in order for the loan to be classified as a TDR Loan.
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as TDR Loans, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 20-40 percent for residential mortgages and 75-100 percent for home equity mortgages. At December 31, 2014, approximately 1 percent of our second lien home equity mortgages where the first lien residential mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and were not considered to be a TDR Loan or already recorded at fair value less costs to sell.

HSBC USA Inc.

 The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by "bucket" over a specified time period. Each bucket represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Contractual delinquency is a method for determining aging of past due accounts based on the status of payments under the loan. Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The roll rate calculations are performed monthly and are done consistently from period to period. We regularly monitor our portfolio to evaluate the period of time utilized in our roll rate migration analysis and perform a formal review on an annual basis. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation.
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
The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2014	2013	2012	2011	2010
	(dollars are in millions)
Allowance for credit losses	$680	$606	$647	$743	$852
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.8%	.6%	.7%	1.3%	1.7%
Consumer:
Residential mortgages	0.6	1.2	1.4	1.4	1.2
Home equity mortgages	1.8	2.4	1.9	2.0	2.0
Credit card receivables	5.4	5.9	6.7	4.7	4.6
Other consumer loans	2.0	2.5	3.3	2.5	2.6
Total consumer loans	1.0	1.6	1.7	1.7	1.7
Total	.9%	.9%	1.0%	1.4%	1.7%
Net charge-offs:
Commercial(1)	1,538%	434%	220%	670%	170%
Consumer	229	183	135	118	74
Total	596%	259%	166%	232%	113%
Nonperforming loans(2):
Commercial	351%	118%	63%	53%	53%
Consumer	20	28	28	32	31
Total	63%	46%	39%	42%	42%

(1)
Our commercial net charge-off coverage ratio for 2014, 2013, 2012, 2011 and 2010 was 185 months, 52 months, 26 months, 80 months and 20 months, respectively. The net charge-off coverage ratio represents the allowance for credit losses at period end divided by average monthly net charge-offs during the period.

(2)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2014:
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$—	$13	$606
Provision charged (credited) to income	2	174	47	(7)	(40)	(14)	23	—	3	188
Charge offs	(24)	(19)	(8)	(1)	(55)	(13)	(41)	—	(8)	(169)
Recoveries	3	8	—	9	16	10	7	—	2	55
Net (charge offs) recoveries	(21)	(11)	(8)	8	(39)	(3)	(34)	—	(6)	(114)
Allowance for credit losses – end of period	$89	$275	$107	$21	$107	$32	$39	$—	$10	$680
Year Ended December 31, 2013:
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$—	$20	$647
Provision charged (credited) to income	(7)	48	26	(5)	42	54	32	—	3	193
Charge offs	(62)	(42)	—	—	(78)	(52)	(41)	—	(13)	(288)
Recoveries	15	9	1	8	12	2	4	—	3	54
Net (charge offs) recoveries	(47)	(33)	1	8	(66)	(50)	(37)	—	(10)	(234)
Allowance for credit losses – end of period	$108	$112	$68	$20	$186	$49	$50	$—	$13	$606
Year Ended December 31, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743
Provision charged (credited) to income	(33)	48	14	(10)	114	72	67	—	21	293
Charge offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	—	(25)	(452)
Recoveries	19	8	1	7	11	—	11	—	6	63
Net (charge offs) recoveries	(17)	(29)	(104)	6	(96)	(79)	(51)	—	(19)	(389)
Allowance for credit losses – end of period	$162	$97	$41	$17	$210	$45	$55	$—	$20	$647
Year Ended December 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
Provision charged (credited) to income	11	(3)	31	(28)	133	49	46	—	19	258
Charge offs	(51)	(53)	—	(6)	(106)	(70)	(71)	—	(29)	(386)
Recoveries	9	12	—	23	5	—	12	—	4	65
Net (charge offs) recoveries	(42)	(41)	—	17	(101)	(70)	(59)	—	(25)	(321)
Allowance on loans transferred to held for sale	—	(10)	(16)	—	(7)	(4)	(6)	—	(3)	(46)
Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$—	$18	$743

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged (credited) to income	101	19	(163)	(35)	(14)	13	68	35	10	34
Charge offs	(173)	(88)	(24)	(59)	(170)	(121)	(98)	(37)	(36)	(806)
Recoveries	12	17	2	5	4	—	8	(1)	6	53
Net (charge offs) recoveries	(161)	(71)	(22)	(54)	(166)	(121)	(90)	(38)	(30)	(753)
Allowance on loans transferred to held for sale	—	—	—	—	—	—	—	(33)	—	(33)
Other	—	—	—	2	—	—	—	—	—	2
Allowance for credit losses – end of period	$243	$132	$116	$32	$167	$77	$58	$—	$27	$852
The allowance for credit losses at December 31, 2014 increased $74 million or 12 percent as compared with December 31, 2013 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio. Our commercial allowance for credit losses increased $184 million or 60 percent as compared with December 31, 2013 primarily due to revisions to certain estimates used in our commercial loan impairment calculation, including estimates of loss emergence, as previously discussed. Excluding this item, our commercial allowance for credit losses increased $6 million as compared with December 31, 2013 driven by higher allowances associated with loan growth and increased levels of reserves for risk factors not fully reflected in the statistical reserve calculation including large loan as well as emerging and expansion markets loan exposure was partially offset by improvements in economic and credit conditions, including lower specific customer loss allowances which led to lower levels of delinquency and nonperforming loans, as well as the sale, charge-off or payoff of certain commercial exposures. Our consumer allowance for credit losses decreased $110 million or 37 percent as compared with December 31, 2013 reflecting lower loss estimates in our residential mortgage loan portfolio driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. These improvements were partially offset by increased loss estimates associated with the remediation of certain mortgage servicing activities. Also contributing to the decrease was a lower allowance for credit losses for our credit card portfolio due to improved economic conditions, including lower dollars of delinquency and lower receivable levels.
The allowance for credit losses at December 31, 2013 decreased $41 million, or 6 percent as compared with December 31, 2012 due to lower loss estimates in both our consumer and commercial loan portfolios. Our consumer allowance for credit losses decreased $32 million in 2013, driven primarily by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Also contributing to the decrease was lower loss estimates in our credit card portfolio due to improvements in credit quality including improved loan delinquency roll rates. Reserve levels for all consumer loan categories however continued to be impacted by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which was in the early stages of recovery. Our commercial allowance for credit losses decreased $9 million in 2013 due to reductions in certain loan exposures including the charge-off of certain client relationships and continued improvements in economic conditions which led to lower levels of non-performing loans and criticized assets. These reductions were partially offset by higher allowances for certain portfolio risk factors associated primarily with our increased exposure to individually significant loans.
The allowance for credit losses at December 31, 2012 decreased $96 million, or 13 percent as compared with December 31, 2011, driven largely by lower loss estimates in our commercial loan portfolio, partially offset by a higher allowance in our consumer loan portfolio due to an incremental provision of $75 million (including $50 million relating to residential mortgage loans and $25 million relating to credit card loans) associated with changes in the loss emergence period used in our roll rate migration analysis as previously discussed. Excluding the impact of this incremental provision, our consumer allowance for credit losses declined $48 million in 2012, driven by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Reserve levels for all consumer loan categories however continued to be impacted in 2012 by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which was slow to recover. Reserve requirements in our commercial loan portfolio declined in 2012, due

HSBC USA Inc.

to reductions in certain global banking exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.
The allowance for credit losses at December 31, 2011 decreased $109 million, or 13 percent as compared with December 31, 2010, driven by lower loss estimates in our commercial loan portfolio and, to a lesser extent, in our home equity mortgage and credit card loan portfolios, partially offset by higher loss estimates in our residential mortgage portfolio excluding home equity loans. Reserve requirements in our commercial loan portfolio declined since December 31, 2010 due to pay-offs, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of criticized assets. The lower allowance on our credit card portfolio was due to lower receivable levels including the transfer of certain receivables to held for sale and lower dollars of delinquency and charge-off. Our allowance for our residential mortgage loan portfolio, excluding home equity loans, increased largely due to higher troubled debt restructures and higher loss severities. Reserve levels for all consumer loan categories however remained elevated in 2011 due to ongoing weakness in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends and foreclosure timeframes.
The allowance for credit losses as a percentage of total loans at December 31, 2014, 2013, 2012 and 2011 decreased compared with their respective prior year periods for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with December 31, 2013 due to lower dollars of net charge-offs in both our commercial and consumer loan portfolios, while our overall allowance for credit losses increased for the reasons discussed above. In 2013, the allowance for credit losses as a percentage of net charge-offs increased largely due to lower net charge-offs in both our commercial and consumer portfolios as the decline outpaced the decrease in the allowance. In 2012, the allowance for credit losses as a percentage of net charge-offs decreased in our commercial loan portfolio driven by increased charge-off associated with reductions in certain global banking exposures while the commercial allowance for credit losses declined. This was partially offset by the impact of a higher allowance for credit losses in our consumer loan portfolio driven by changes in the loss emergence period used in our roll rate migration analysis as previously discussed while consumer loan charge-off decreased. In 2011, the allowance for credit losses as a percentage of net charge-offs improved as the decline in dollars of net charge-off outpaced the decline in the allowance. Net charge-off levels declined in 2011 due to improved economic conditions as the decline in overall delinquency levels experienced resulted in lower charge-off.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
At December 31,	2014		2013		2012		2011		2010
	(dollars are in millions)
Commercial(2)	$492	74.7%	$308	71.6%	$317	69.8%	$442	64.9%	$523	60.2%
Consumer:
Residential mortgages	107	21.4	186	23.4	210	24.3	192	27.2	167	27.5
Home equity mortgages	32	2.3	49	3.0	45	3.7	52	4.9	77	7.7
Credit card receivables	39.9		50	1.3	55	1.3	39	1.6	58	2.5
Other consumer	10.7		13.7		20.9		18	1.4	27	2.1
Total consumer	188	25.3	298	28.4	330	30.2	301	35.1	329	39.8
Total	$680	100.0%	$606	100.0%	$647	100.0%	$743	100.0%	$852	100.0%

(1)	Excluding loans held for sale.

(2)	See Note 7, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

HSBC USA Inc.

following table summarizes this reserve, which is included in other liabilities on the consolidated balance sheet. The related provision is recorded as a component of other expense within operating expenses.

At December 31,	2014	2013	2012	2011	2010

Off-balance sheet credit risk reserve	$68	$60	$139	$155	$94
The increase in off-balance sheet reserves at December 31, 2014 as compared with December 31, 2013 largely reflects growth in customer activity. The decrease in off-balance sheet reserves in 2013 as compared with 2012 largely reflects the impact of an upgrade to an individual monoline which resulted in an improvement to our expectation of cash flows from an off-balance sheet liquidity facility and the consolidation of Bryant Park in the second quarter of 2013 which resulted in the reclassification of $61 million of this reserve to held-to-maturity investment securities on our balance sheet. The decrease in off-balance sheet reserves in 2012 compared with 2011 reflects reductions in exposure estimates on certain facilities while the increase in 2011 reflects the deconsolidation of a commercial paper VIE which resulted in the establishment of a liability for credit exposure related to our commitments to this entity which was originally consolidated in 2010. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	2014				2013
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Delinquent loans:
Commercial	$41	$58	$57	$63	$135	$153	$197	$160
Consumer:
Residential mortgages	1,013	1,055	1,086	1,132	1,208	1,221	1,170	1,158
Home equity mortgages	62	60	59	59	68	75	77	85
Total residential mortgages(1)(2)	1,075	1,115	1,145	1,191	1,276	1,296	1,247	1,243
Credit card receivables	14	14	15	19	21	18	15	18
Other consumer	14	14	15	17	19	22	17	22
Total consumer	1,103	1,143	1,175	1,227	1,316	1,336	1,279	1,283
Total	$1,144	$1,201	$1,232	$1,290	$1,451	$1,489	$1,476	$1,443
Delinquency ratio:
Commercial	.07%	.11%	.11%	.12%	.28%	.32%	.42%	.37%
Consumer:
Residential mortgages	6.07	6.42	6.73	7.10	7.59	7.70	7.26	7.23
Home equity mortgages	3.48	3.29	3.08	3.04	3.38	3.61	3.55	3.80
Total residential mortgages(1)(2)	5.82	6.10	6.34	6.66	7.11	7.23	6.82	6.81
Credit card receivables	1.94	2.04	2.20	2.78	2.46	2.10	1.75	2.40
Other consumer	2.52	2.64	2.78	3.11	3.32	3.65	2.66	3.43
Total consumer	5.59	5.87	6.10	6.42	6.80	6.89	6.47	6.53
Total	1.46%	1.63%	1.69%	1.85%	2.14%	2.19%	2.20%	2.28%

(1)
At December 31, 2014, and 2013, residential mortgage loan delinquency includes $936 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $5 million and $27 million, respectively, relating to loans held for sale.

HSBC USA Inc.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	2014				2013
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$63	$67	$66	$77	$58	$66	$68	$74
ARM loans	280	294	302	323	304	315	338	337
Delinquency ratio:
Interest-only loans	1.78%	1.87%	1.81%	2.09%	1.59%	1.79%	1.78%	1.92%
ARM loans	2.43	2.59	2.72	2.97	2.85	2.97	3.19	3.24
Compared with September 30, 2014, our two-months-and-over contractual delinquency ratio decreased 17 basis points driven by lower dollars of two-months-and-over contractual delinquency in both our consumer and commercial loan portfolios and higher outstanding loan balances primarily in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio at December 31, 2014 decreased 28 basis points from September 30, 2014 primarily due to lower levels of residential mortgage loan delinquency driven by continued improvements in economic and credit conditions as well as lower levels of delinquency associated with loans carried at the lower of amortized cost or fair value of the collateral less costs to sell, while total outstanding loan balances remained relatively flat. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account and, consequently, in delinquency. Compared with September 30, 2014, our commercial loan two-months-and-over contractual delinquency ratio decreased 4 basis points due to lower levels of commercial loan delinquency driven by continued improvements in the credit quality of the portfolio as well as higher outstanding loan balances.
Compared with December 31, 2013, our two-months-and-over contractual delinquency ratio decreased 68 basis points driven by lower dollars of two-months-and-over contractual delinquency in both our commercial and consumer loan portfolios and higher outstanding loan balances primarily in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio at December 31, 2014 decreased 121 basis points from December 31, 2013 primarily due to lower levels of residential mortgage loan delinquency and, to a lesser extent, credit card loan delinquency and other consumer loan delinquency driven by continued improvements in economic and credit conditions including improved delinquency roll rates as well as lower levels of delinquency associated with residential mortgage loans carried at the lower of amortized cost or fair value of the collateral less costs to sell, while total outstanding loan balances remained relatively flat. Compared with December 31, 2013, our commercial loan two-months-and-over contractual delinquency ratio decreased 21 basis points due to lower levels of commercial loan delinquency driven by continued improvements in the credit quality of the portfolio and managed reductions in certain loan exposures including the charge-off of certain client relationships as well as higher outstanding loan balances.
Residential mortgage delinquency is significantly higher than home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. There is a substantially lower volume of home equity mortgage loans where we pursue foreclosure less frequently given the generally subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC Finance is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our residential mortgages. Both of these factors are expected to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	2014					2013
	Full Year	Quarter Ended				Full Year	Quarter Ended				2012 Full Year
		Dec. 31	Sept. 30	June 30	Mar.31		Dec. 31	Sept. 30	June 30	Mar.31
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$21	$—	$(1)	$5	$17	$47	$(2)	$2	$(8)	$55	$17
Business and corporate banking	11	1	3	5	2	33	22	—	8	3	29
Global banking	8	—	—	—	8	(1)	(1)	—	—	—	104
Other commercial	(8)	1	(3)	(3)	(3)	(8)	(4)	—	(4)	—	(6)
Total commercial	32	2	(1)	7	24	71	15	2	(4)	58	144
Consumer:
Residential mortgages	39	5	6	14	14	66	4	37	10	15	96
Home equity mortgages	3	1	1	2	(1)	50	13	14	11	12	79
Total residential mortgages	42	6	7	16	13	116	17	51	21	27	175
Credit card receivables	34	6	8	10	10	37	6	10	10	11	51
Other consumer	6	1	2	2	1	10	2	1	3	4	19
Total consumer	82	13	17	28	24	163	25	62	34	42	245
Total	$114	$15	$16	$35	$48	$234	$40	$64	$30	$100	$389
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.22%	—%	(.04)%	.21%	.75%	.55%	(.09)%	.09%	(.38)%	2.62%	.21%
Business and corporate banking	.07	.02	.07	.12	.05	.25	.61	—	.26	.13	.25
Global banking	.03	—	—	—	.15	—	(.02)	—	—	—	.65
Other commercial	(.27)	.13	(.41)	(.41)	(.40)	(.27)	(.60)	—	(.52)	—	(.19)
Total commercial	.06	.01	(.01)	.05	.20	.15	.12	.02	(.04)	.55	.37
Consumer:
Residential mortgages	.24	.12	.15	.35	.36	.42	.10	.93	.25	.40	.65
Home equity mortgages	.16	.22	.21	.42	(.20)	2.31	2.55	2.63	2.00	2.15	3.24
Total residential mortgages	.23	.13	.15	.36	.30	.65	.38	1.13	.47	.62	1.02
Credit card receivables	4.95	3.45	4.71	5.91	5.87	4.50	2.85	4.65	4.90	5.84	6.38
Other consumer	1.28	.91	1.74	1.65	.81	1.80	1.63	.71	2.05	2.71	2.91
Total consumer	.43	.27	.35	.59	.51	.85	.52	1.27	.70	.89	1.32
Total	.16%	.08%	.09%	.20%	.29%	.36%	.24%	.38%	.19%	.65%	.68%
 Our net charge-off ratio as a percentage of average loans decreased 20 basis points for the full year of 2014 compared with the full year of 2013 due to lower levels of net charge-offs in both our commercial and consumer loan portfolios as well as higher outstanding average loan balances primarily in our commercial loan portfolio. The decline in commercial net charge-offs was driven by lower charge-offs in construction and other real estate and in business and corporate banking due primarily to managed reductions, including the sale charge-off or payoff of certain exposures in the prior year as well as improved credit quality. The decline in consumer net charge-offs was driven by lower residential mortgage charge-offs due to continued improvement in economic and credit conditions including the impact of lower levels of delinquency on accounts less than 180 days delinquent, improvements in housing market conditions and lower charge-offs associated with advances made on behalf of borrowers.
Our net charge-off ratio as a percentage of average loans decreased 32 basis points for the full year of 2013 compared with the full year of 2012 due to lower levels of net charge-offs in both our commercial and consumer loan portfolios as well as higher outstanding average loan balances primarily in our commercial loan portfolio. Lower commercial net charge-offs were due primarily to lower charge-offs in global banking which reflects the charge-off of certain significant exposures in 2012, partially offset by

HSBC USA Inc.

higher charge-offs in construction and other real estate due to the sale or payoff of certain exposures in 2013. Lower consumer net charge-offs was driven primarily by lower residential mortgage charge-offs due to improved economic and credit conditions including the impact of lower levels of delinquency on accounts less than 180 days delinquent and improvements in housing market conditions which were partially offset by a charge-off of $17 million for corporate advances on loans which had been largely reserved for.
Nonperforming Assets  Nonperforming assets consisted of the following:

At December 31,	2014	2013	2012
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$65	$166	$385
Business and corporate banking	74	21	47
Global banking	—	65	18
Other commercial	—	2	13
Commercial nonaccrual loans held for sale	43	—	—
Total commercial	182	254	463
Consumer:
Residential mortgages	847	949	1,038
Home equity mortgages	68	77	86
Total residential mortgages(1)(2)(3)	915	1,026	1,124
Other consumer	—	—	5
Consumer nonaccrual loans held for sale	4	25	37
Total consumer loans	919	1,051	1,166
Total nonaccruing loans	1,101	1,305	1,629
Accruing loans contractually past due 90 days or more:
Commercial:
Construction and other real estate	—	—	8
Business and corporate banking	1	5	28
Other commercial	—	1	1
Total commercial	1	6	37
Consumer:
Credit card receivables	10	14	15
Other consumer	10	14	22
Total consumer loans	20	28	37
Total accruing loans contractually past due 90 days or more	21	34	74
Total nonperforming loans	1,122	1,339	1,703
Other real estate owned	31	47	80
Total nonperforming assets	$1,153	$1,386	$1,783

(1)
At December 31, 2014, 2013 and 2012, residential mortgage loan nonaccrual balances include $817 million, $841 million and $1,023 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

Nonaccrual loans at December 31, 2014 decreased as compared with December 31, 2013 due to lower levels of both consumer and commercial nonaccrual loans. Our consumer nonaccrual loans decreased driven by lower residential mortgage nonaccrual loans due to improved credit quality. Residential mortgage nonaccrual loan levels however continue to be impacted by an elongated foreclosure process as previously discussed. Our commercial nonaccrual loans declined primarily due to the sale or payoff of

HSBC USA Inc.

certain exposures, largely in construction and other real estate, as well as improved credit quality, partially offset by a single customer relationship in business and corporate banking which was put on nonaccrual during the fourth quarter of 2014. Accruing loans past due 90 days or more declined compared with December 31, 2013 due to improved credit quality.
Nonaccrual loans at December 31, 2013 decreased as compared with December 31, 2012 due to lower levels of both commercial and consumer non-accrual loans. Commercial non-accrual loans decreased significantly due to the sale or payoff of certain exposures, largely in construction and other real estate, as well as improved credit quality and customer upgrades out of default outpacing new defaults. Our consumer nonaccrual loans also decreased driven by lower nonaccrual residential mortgage loans due to improved credit quality. Residential mortgage loan nonaccrual levels however continued to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more decreased compared with December 31, 2012 driven primarily by lower commercial loan balances due to the resolution of certain loans which were refinanced in early 2013 at market rates.
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
Impaired Commercial Loans  A commercial loan is considered to be impaired when it is deemed probable that not all principal and interest amounts due according to the contractual terms of the loan agreement will be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired commercial loans include loans in nonaccrual status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off and TDR Loans. The following table summarizes impaired commercial loan statistics:

At December 31,	2014	2013	2012
	(in millions)
Impaired commercial loans:
Balance at end of period	$295	$481	$697
Amount with impairment reserve	92	165	250
Impairment reserve	30	40	96
Criticized Loans  Criticized loan classifications are based on the risk rating standards of our regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following facility grades are deemed to be criticized:

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

The following table summarizes criticized commercial loans:

At December 31,	2014	2013	2012
	(in millions)
Special mention	$3,082	$1,354	$1,125
Substandard	676	647	916
Doubtful	29	37	117
Total	$3,787	$2,038	$2,158
Criticized loans at December 31, 2014 increased compared with December 31, 2013 reflecting higher levels of special mention commercial loans largely due to the downgrade of a single customer relationship.
Criticized loans at December 31, 2013 decreased compared with December 31, 2012 reflecting lower levels of substandard and doubtful commercial loans due to improved credit quality, pay downs and managed reductions in certain exposures. Partially

HSBC USA Inc.

offsetting were higher levels of special mention commercial loans primarily due to the addition of six loans as a result of a regulatory shared national credit review.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at December 31, 2014 and 2013, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2014	2013
	(in millions)
Interest-only residential mortgage loans	$3,531	$3,643
ARM loans(1)	11,532	10,684

(1)
ARM loan balances above exclude $2 million and $11 million of subprime residential mortgage loans held for sale at December 31, 2014 and 2013, respectively. During 2015 and 2016, approximately $165 million and $423 million, respectively, of the ARM loans will experience their first interest rate reset.

The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $18 million and $91 million at December 31, 2014 and 2013, respectively.

At December 31,	2014	2013
	(in millions)
Closed end:
First lien	$16,661	$15,826
Second lien	111	137
Revolving(1)	1,673	1,874
Total	$18,445	$17,837

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at December 31, 2014 and 2013, respectively, for certain loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
December 31, 2014:
New York State	34.7%	33.5%
California	21.8	34.0
North Central United States	3.8	5.1
North Eastern United States, excluding New York State	7.9	9.3
Southern United States	26.7	13.8
Western United States, excluding California	5.1	4.3
Total	100.0%	100.0%
December 31, 2013:
New York State	39.0%	33.8%
California	17.4	31.5
North Central United States	2.6	6.0
North Eastern United States, excluding New York State	11.6	9.4
Southern United States	23.1	14.9
Western United States, excluding California	6.3	4.4
Total	100.0%	100.0%

HSBC USA Inc.

Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	2014		2013
At December 31,	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Real estate and related	$10,255	$4,208	$8,672	$3,172
Petroleum, gas and related	5,297	6,808	4,364	5,161
Non-bank holding companies	3,740	4,317	3,158	2,190
Banks and depository institutions	3,379	579	1,958	880
Health, child care and education	3,143	10,013	2,830	6,632
Electronic and electrical equipment	2,869	7,946	2,007	8,175
Security brokers and dealers	2,725	3,207	1,270	2,063
Mining and metals	2,721	2,566	2,318	2,576
Chemicals, plastics and rubber	2,105	3,931	1,341	2,728
Recreational industry	1,912	1,019	1,980	1,179
Food and kindred products	1,747	4,024	1,242	4,410
Business and professional services	1,641	2,553	1,377	2,562
Transportation services	1,598	1,462	1,078	1,233
Textile, apparel and leather goods	1,312	1,520	1,208	1,462
Utilities	1,187	1,657	641	770
Industrial machinery and equipment	867	2,044	618	1,755
Non deposit credit institutions	821	4,316	611	2,825
Non-durable consumer products	796	2,022	516	2,013
Aerospace and defense	744	1,089	416	799
Retail stores	717	3,734	313	2,787
Total commercial credit exposure in top 20 industries(1)	49,576	69,015	37,918	55,372
All other industries	3,690	7,605	5,248	7,193
Total commercial credit exposure(2)	$53,266	$76,620	$43,166	$62,565

(1)	Based in utilization at December 31, 2014.

(2)	Excludes commercial credit exposures with affiliates.

HSBC USA Inc.

Cross-Border Net Outstandings  Cross-border net outstandings are amounts payable by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross-border net outstandings, as calculated in accordance with FFIEC guidelines, include deposits placed with other banks, loans, acceptances, securities available-for-sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral. Cross-border net outstandings that exceed .75 percent of total assets at year-end are summarized in the following table:

	Banks and Other Financial Institutions	Commercial and Industrial	Total
	(in millions)
December 31, 2014:
Brazil	$3,545	$5,039	$8,584
Mexico	1,376	6,497	7,873
Canada	382	1,962	2,344
Chile	548	1,141	1,689
United Kingdom	1,127	348	1,475
Total	$6,978	$14,987	$21,965
December 31, 2013:
Brazil	$2,265	$4,021	$6,286
Mexico	829	6,150	6,979
Canada	135	1,667	1,802
Chile	528	930	1,458
Total	$3,757	$12,768	$16,525
December 31, 2012:
Brazil	$1,839	$3,389	$5,228
Mexico	704	7,405	8,109
Canada	1,049	1,905	2,954
Chile	1,027	843	1,870
Total	$4,619	$13,542	$18,161

HSBC USA Inc.

Credit Risks Associated with Derivative Contracts  Credit risk associated with derivatives is measured as the net replacement cost of derivative contracts in a receivable position in the event the counterparties of such contracts fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. Counterparties to our derivative activities include financial institutions, central clearing parties, foreign and domestic government agencies, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients as well as other HSBC entities. These counterparties are subject to regular credit review by the credit risk management department. To minimize credit risk, we enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, we reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will differ based on an assessment of the credit risk of the counterparty.
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
The table below presents total credit risk exposure measured using rules contained in the risk-based capital guidelines published by U.S. banking regulatory agencies which includes the net positive mark-to-market of the derivative contracts plus any adjusted potential future exposure as measured in reference to the notional amount. Risk-based capital guidelines recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk-weighted assets when netting requirements have been met. As a result, risk-weighted amounts for regulatory capital purposes are a portion of the original gross exposures.
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

At December 31,	2014	2013
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$41,449	$44,209
Less: collateral held against exposure	8,204	6,064
Net credit risk exposure	$33,245	$38,145
The table below summarizes the risk profile of the counterparties of off-balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31	2014	2013
AAA to AA–	36%	34%
A+ to A–	50	52
BBB+ to BBB–	10	10
BB+ to B–	4	3
CCC+ and below	—	1
Total	100%	100%

HSBC USA Inc.

The table below sets out the mark-to-market value of derivative contracts associated with monoline counterparties at December 31, 2014 and 2013. Our principal exposure to monoline insurance companies is through a number of OTC derivative transactions, primarily credit default swaps ("CDS"). We have entered into CDS to purchase credit protection against securities held within the available for sale and trading portfolios. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The "Credit Risk Adjustment" column in the below table indicates the valuation adjustment taken against the mark-to-market exposures and reflects the deterioration in creditworthiness of the monoline insurers. These adjustments have been charged to the consolidated statement of income (loss).

	Net Exposure before Credit Risk Adjustment(1)	Credit Risk Adjustment(2)	Net Exposure After Credit Risk Adjustment
	(in millions)
December 31, 2014:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$176	$(38)	$138
Monoline – below investment grade	81	(15)	66
Total	$257	$(53)	$204
December 31, 2013:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$243	$(49)	$194
Monoline – below investment grade	95	(16)	79
Total	$338	$(65)	$273

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.
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
During 2014, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
On June 26, 2014, HSBC and HSBC Bank USA submitted its annual resolution plan jointly to the FRB and the Federal Deposit Insurance Corporation ("FDIC") as required under Dodd-Frank and a rule issued by bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and a FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more.
Interest Bearing Deposits with Banks  totaled $30,807 million and $19,614 million at December 31, 2014 and 2013, respectively, of which $29,445 million and $18,520 million, respectively, were held with the Federal Reserve Bank. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $1,413 million and $2,119 million at December 31, 2014 and 2013, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Trading Assets includes securities totaling $13,498 million and $11,152 million at December 31, 2014 and 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $43,609 million and $56,264 million at December 31, 2014 and 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings  totaled $12,795 million and $19,135 million at December 31, 2014 and 2013, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $116,118 million and $112,608 million at December 31, 2014 and 2013, respectively, which included $84,486 million and $85,809 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $27,524 million at December 31, 2014 from $22,847 million at December 31, 2013. The following table summarizes issuances and retirements of long-term debt during 2014 and 2013:

Year Ended December 31,	2014	2013
	(in millions)
Long-term debt issued	$8,088	$5,552
Long-term debt repaid	(3,686)	(4,370)
Net long-term debt issued	$4,402	$1,182
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued during 2014.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At December 31, 2014, we were authorized to issue up to $21,000 million, of which $2,274 million was available. HSBC Bank USA has a $40 billion Global Bank Note Program of which $15,779 million was available at December 31, 2014.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2014, long-term debt included $1,000 million borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further borrowings of up to $16,017 million at December 31, 2014.

HSBC USA Inc.

Preferred Equity  See Note 18, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all outstanding preferred share issues.
Common Equity  During 2014 and 2013, we did not receive any cash capital contributions from HSBC North America Inc. ("HNAI") and we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of December 31, 2014 and 2013. Beginning in 2014, capital ratios are reported in accordance with Basel III transition rules. In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above.
The following table summarizes selected capital ratios for HSBC USA with detailed explanation below:

At December 31,	2014	2013
Common equity Tier 1 capital to risk weighted assets(1)	10.33%	9.94%
Tier 1 capital to risk weighted assets	11.41	11.65
Total capital to risk weighted assets	15.78	16.36
Tier 1 capital to average assets (leverage ratio)	8.54	7.90
Total equity to total assets	9.14	8.88

(1)	For December 31, 2013, the ratio presented is the Tier 1 common ratio calculated under Basel I.
HSBC USA manages capital in accordance with the HSBC Group policy. The HSBC North America and HSBC Bank USA Internal Capital Adequacy Assessment Processes ("ICAAPs") work in conjunction with the HSBC Group's ICAAP. HSBC North America and HSBC Bank USA's ICAAPs evaluate regulatory capital adequacy, economic capital adequacy and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.
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
The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and introduced the "Standardized Approach" for risk weighted assets, which replaces the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015. In addition to phasing in a complete replacement to the Basel I general risk-based capital rules, the Basel III final rule also builds on the "Advanced Approach" introduced by Basel II, incorporates certain changes to Basel 2.5 and implements certain other requirements of the Dodd-Frank Act.
The Advanced Approach introduced by Basel II includes an internal ratings based approach for credit risk and an advanced measurement approach for operational risk and is applicable for banking organizations with $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as "Advanced Approach" banking organizations). The intermediate holding companies of non-U.S. banks like HSBC may opt out of the Advanced Approach with the prior approval of the FRB. In December 2014, HSBC North America and HSBC USA received approval to opt out of the Advanced Approach.
With regard to the elements of capital, the application of the Basel III final rule requires HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 capital may be included fully in Tier 2 capital during those two years, but must be phased out of Tier 2 capital by January 1, 2022. We continue to consider options for redeeming our outstanding trust preferred securities which total $550 million at December 31,

HSBC USA Inc.

2014. In addition, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 is required to be phased out by January 1, 2016. As a result, approximately $200 million of our currently outstanding Tier 2 qualifying subordinated debt will be phased out of capital under the final rule. Also under the final rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital. As a result, our $300 million of cumulative perpetual preferred stock will be reclassified from Tier 1 to Tier 2 capital by January 1, 2016.
In November 2014, the Financial Stability Board ("FSB"), an international financial institutions regulatory body, issued a proposal for a total loss-absorbing capacity requirement ("TLAC") for global systemically important banks ("G-SIBs"). The proposed requirements would be a significant extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. In addition to significantly expanding the amount of such going-concern loss absorbency, the TLAC proposal introduces a requirement to issue specified amounts of debt obligations that can absorb losses in a resolution proceeding if the banking organization reaches the so-called point of non-viability. The TLAC requirement is to be applied in accordance with the banking organization's resolution strategy for each entity that would enter resolution as determined by the G-SIB Crisis Management Group. The FSB will be receiving comments on the proposal until February 2, 2015 and plans to conduct additional analysis, including a quantitative impact study, before adopting a final rule in November 2015. Once finalized, each FSB jurisdiction must implement the requirements under local law. Although the FSB does not anticipate global implementation until January 2019, certain jurisdictions, including the United States, are expected to implement the TLAC requirements sooner.
In February 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. HSBC North America submitted its IHC implementation plan to the FRB on December 31, 2014. Under the final rule, IHCs may opt out of the Advanced Approach and instead be subject to the standardized approach. In December 2014, HSBC North America and HSBC USA received FRB approval to opt out of the Advanced Approach. IHCs will be subject to all other risk-based capital requirements, stress testing requirements, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016. The implementation of these requirements of the final rule is not expected to have a significant impact on our processes and operations since we already meet several of the requirements.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB will evaluate bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and Dodd-Frank Stress Testing DFAST programs of the FRB and HSBC Bank USA in the OCC’s DFAST program and both made their first submissions on January 6, 2014. HSBC North America's most recent submission of its CCAR capital plan and annual company-run DFAST results was made in January 2015. In July 2014, HSBC North America submitted its first mid-cycle company-run DFAST results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual bank-run DFAST, and submitted its latest DFAST results in January 2015. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
See Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K for further discussion on capital planning and stress testing.
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

HSBC USA Inc.

We received cash dividends from our subsidiaries of $1 million in both 2014 and 2013.
We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $73 million in 2014 and 2013. No dividends were paid to HNAI, our immediate parent company, on our common stock during either 2014 or 2013. We may pay dividends to HNAI in the future, but will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to, or through capital contributions from, our parent.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. We made no capital contributions to our subsidiaries in 2014 or 2013.
In 2014, HSBC Bank USA had the ability to pay dividends under bank regulatory guidelines, as cumulative net profits for 2012 through 2014 exceed dividends attributable to this period. Any significant dividend from HSBC Bank USA would require the approval of the OCC.
Subsidiaries  At December 31, 2014, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which contributes to the funding of our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.
2015 Funding Strategy  Our current estimate for funding needs and sources for 2015 are summarized in the following table:

(in billions)
Funding needs:
Net loan growth	$6
Long-term debt maturities	4
Total funding needs	$10
Funding sources:
Liquidation of short-term investments	$8
Long-term debt issuance	2
Total funding sources	$10
The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. Our prospects for growth continue to be dependent upon our ability to attract and retain deposits and, to a lesser extent, access to the global capital markets. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. We continue to seek well-priced and stable customer deposits.
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
Capital Expenditures  We made capital expenditures of $39 million and $59 million during 2014 and 2013, respectively. In addition to these amounts, during 2014 and 2013, we capitalized $57 million and $30 million, respectively, relating to the building of several new banking platforms as part of an initiative to build common platforms across HSBC.

HSBC USA Inc.

Commitments  See "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" below for further information on our various commitments.
Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2014 by period due.

	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Subordinated long-term debt and perpetual capital notes(1)	$—	$—	$507	$92	$—	$5,861	$6,460
Other long-term debt(1)	8,347	778	2,425	3,053	2,808	3,653	21,064
Other postretirement benefit obligations(2)	5	6	6	6	6	27	56
Minimum future rental commitments on operating leases(3)	137	118	105	93	75	114	642
Purchase obligations(4)	82	81	75	35	10	—	283
Total	$8,571	$983	$3,118	$3,279	$2,899	$9,655	$28,505

(1)	Represents future principal payments related to debt instruments included in Note 14, "Long-Term Debt," of the accompanying consolidated financial statements.

(2)
Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our benefit obligation at December 31, 2014. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements.

(3)
Represents expected minimum lease payments, net of minimum sublease income under noncancellable operating leases for premises and equipment included in Note 26, "Guarantees Arrangements, Pledged Assets and Collateral" in the accompanying consolidated financial statements.

(4)	Represents binding agreements for custodial account processing services, lockbox services, mortgage origination and servicing, advertising and other services.
These cash obligations could be funded primarily through cash collections on receivables and from the issuance of new unsecured debt or receipt of deposits.
The pension obligation for our employees are the contractual obligation of HSBC North America and, therefore, are excluded from the table above.

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

							Balance at December, 31
	2015	2016	2017	2018	2019	Thereafter	2014	2013
	(in millions)
Standby letters of credit, net of participations(1)	$5,883	$1,355	$485	$469	$196	$53	$8,441	$8,409
Commercial letters of credit	493	23	143	—	—	—	659	528
Credit derivatives(2)	24,780	26,861	29,984	11,500	21,384	3,259	117,768	180,380
Other commitments to extend credit:
Commercial(3)	18,700	7,947	11,055	14,836	23,864	3,824	80,226	66,328
Consumer	6,821	—	—	—	—	—	6,821	6,714
Total	$56,677	$36,186	$41,667	$26,805	$45,444	$7,136	$213,915	$262,359

(1)	Includes $937 million and $865 million issued for the benefit of HSBC affiliates at December 31, 2014 and 2013, respectively.

(2)	Includes $32,688 million and $34,856 million issued for the benefit of HSBC affiliates at December 31, 2014 and 2013, respectively.

(3)	Includes $3,606 million and $3,763 million issued for the benefit of HSBC affiliates at December 31, 2014 and 2013, respectively.
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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $50 million and $46 million at December 31, 2014 and 2013, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $16 million and $18 million at December 31, 2014 and 2013, respectively. See Note 26, "Guarantee Arrangements, Pledged Assets and Collateral," in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.
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

HSBC USA Inc.

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
The following tables present information on our liquidity facilities with Regency at December 31, 2014. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$2,685	$1,393	10	$1,393	11

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	45%	69%	—%	—%	—%	—%
Trade receivables	35	—	100	100	—	—
Equipment loans	20	31	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at December 31, 2014.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. At December 31, 2014, the undrawn facility has been reduced to CAD $112 million from CAD $317 million at December 31, 2013.
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

HSBC USA Inc.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $82 million in the fair value of financial liabilities during 2014, compared with an increase of $40 million during 2013.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during 2014 should not be considered indicative of the results for any future period.
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
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, corporate debt, foreign government-backed debt, preferred securities, precious metals and leveraged / syndicated loans as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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

HSBC USA Inc.

validation process has been established, which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants' risk expectations and risk premium.
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2014 and 2013, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, subprime mortgage loans held for sale, certain corporate debt securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 27, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers Between Level 1 and Level 2 Measurements  During 2014 and 2013, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(dollars are in millions)
Level 3 assets(1)(2)	$3,810	$3,831
Total assets measured at fair value(3)	122,453	158,834
Level 3 liabilities	2,863	3,751
Total liabilities measured at fair value(1)	90,892	97,540
Level 3 assets as a percent of total assets measured at fair value	3.1%	2.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.1%	3.8%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,752 million of recurring Level 3 assets and $58 million of non-recurring Level 3 assets at December 31, 2014. Includes $3,667 million of recurring Level 3 assets and $164 million of non-recurring Level 3 assets at December 31, 2013.

(3)
Includes $121,923 million of assets measured on a recurring basis and $530 million of assets measured on a non-recurring basis at December 31, 2014. Includes $158,149 million of assets measured on a recurring basis and $685 million of assets measured on a non-recurring basis at December 31, 2013.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $12 million and $54 million positive credit risk adjustments to the fair value of our credit default swap contracts during 2014 and 2013, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $53 million and $64 million against our monoline exposure at December 31, 2014 and 2013, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $204 million and $273 million at December 31, 2014 and 2013, respectively. The decrease since December 31, 2013 reflects both reductions in our outstanding positions and improvements in exposure estimates.
Loans As of December 31, 2014 and 2013, we have classified $4 million and $46 million, respectively, of subprime residential mortgage loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded gains of $1 million and $3 million during 2014 and 2013, respectively. The changes in fair value are recorded in other revenues in the consolidated statement of income.
Significant Transfers Into and Out of Level 3 Measurements  During 2014, we transferred $678 million of deposits in domestic offices and $202 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during 2014, we transferred $201 million of deposits in domestic offices, which we have elected to carry

HSBC USA Inc.

at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During 2013, we transferred $516 million of deposits in domestic offices and $226 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during 2013, we transferred $305 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
See Note 27, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2014 and 2013 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $29 million or a decrease of the overall fair value measurement of approximately $39 million as of December 31, 2014. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of December 31, 2014:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$43
	Residential mortgages - Alt A	82
	Residential mortgages - Subprime	1
	Total AAA	126
AA	Other	42
A	Residential mortgages - Alt A	9
	Residential mortgages - Subprime	54
	Home equity - Alt A	89
	Student loans	86
	Other	52
	Total A	290
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	253
	Total BBB	255
CCC	Residential mortgages - Subprime	5
		$718

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

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to interest rate movements;

•
Market risk is the risk that movements in market factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce our income or the value of our portfolios;

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

•	Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity as trustee, investment manager or as mandated by law or regulation;

•
Reputational risk is the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom it is associated, that may cause stakeholders to form a negative view of us. This might also result in financial or non-financial impacts, loss of confidence or other consequences.

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

•
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared with the intended business use and design objective; and 2) the model could be used incorrectly; and

•
Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid and includes the risk that assumptions used by our actuaries may differ from actual experience.

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
Our risk management policies are designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in the regulatory environment, markets and products and to better align overall risk management processes. Training, individual responsibility and accountability, together with a disciplined, conservative and constructive culture of control, lie at the heart of our management of risk.
Senior managers within an independent, central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure that risks are appropriately identified, measured, reported and managed. For all risk types, independent risk specialists set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, market risk is managed by the HSBC North America Head of Wholesale Credit and Market Risk. Credit Risk is managed by the Chief Credit Officer/HSBC North America Head of Wholesale Credit and Market Risk and the HSBC North America Chief Retail Credit Officer. Management of operational risk is the responsibility of all businesses and corporate functions under the direction and framework set by the HSBC North America Head of Operational Risk and a centralized team. Fiduciary Risk is a component

HSBC USA Inc.

of the Operational Risk framework and resources with expertise provide advice on Fiduciary Risk matters. Compliance risk is managed through an enterprise-wide compliance risk management program made up of Regulatory Compliance designed to comply with the spirit and letter of laws, regulations, rules, codes and standards and Financial Crime Compliance designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the HSBC North America Chief Risk Officer works with the Head of Financial Crimes Compliance and the Head of Regulatory Compliance to oversee the design, execution and administration of the enterprise-wide compliance program.
Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Our risk management policies are primarily carried out in accordance with practice and limits set by our Risk Management Committee and approved by our Risk Committee of the Board of Directors as well as the HSBC Group Management Board, which consists of senior executives throughout HSBC. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures.
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
The Second Line comprises predominantly the Global Functions, such as Finance, Legal, Risk and Compliance, and Human Resources, whose role is to ensure that HSBC's risk appetite statement is observed. They are responsible for:

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
In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections. Risk management oversight begins with our Board of Directors and its various committees, principally the Audit, Risk and Compliance Committees. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Executive Officer or his staff. An HSBC USA Risk Management Committee, chaired by the Chief Risk Officer, focuses on governance, emerging issues and risk management strategies.
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

HSBC USA Inc.

•	the Fiduciary Risk Management Committee; and

•	the Operational Risk and Internal Control Committee ("ORIC").
Risk oversight and governance is also provided within a number of specialized cross-functional North America risk management subcommittees, including the HSBC North America Model Oversight Committee, the HSBC North America Risk Executive Committee and the Capital Management Committee which includes risk appetite and stress testing management review.
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
The HSBC U.S. risk appetite framework describes through its risk appetite statement and its risk appetite limits and thresholds the quantum and types of risk that it is prepared to take in executing its strategy. It develops and maintains the linkages between strategy, capital, risk management processes and HSBC Group Strategy and directs HSBC North America’s businesses to be targeted along strategic and risk priorities and in line with the forward view of available capital under stress.
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
Credit risk is inherent in various on- and off-balance sheet instruments and arrangements, such as:

•	loan portfolios;

•	investment portfolios;

•	unfunded commitments such as letters of credit, lines of credit, and unutilized credit card lines that customers can draw upon; and

•	derivative financial instruments, such as interest rate swaps which, if more valuable today than when originally contracted, may represent an exposure to the counterparty to the contract.
While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer/Head of Wholesale Credit and Market Risk North America and the HSBC North America Chief Retail Credit Officer, who report directly to the HSBC North America Chief Risk Officer and maintain independent risk functions. The credit risk associated with commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the HSBC North America Chief Retail Credit Officer. Further discussion of credit risk can be found under the "Credit Quality" caption in this MD&A.
Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. The credit risk function continues to refine "early warning" indicators and reporting, and has developed a new framework in 2014 for stress testing scenarios on the basis of recent experience. These risk management tools are embedded within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, closely managing underwriting criteria and investing in improved fraud prevention technologies.
The responsibilities of the credit risk function include:

•
Formulating credit risk policies – Our policies are designed to ensure that all of our various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the HSBC North America Risk Management Committee and the Board of Directors Risk Committee.

•
Approving new credit exposures and independently assessing large exposures annually – The Chief Credit Officer delegates limited credit authority to our various lending units. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief

HSBC USA Inc.

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

•
Measuring portfolio credit risk – We continue to advance the measurement of the risk in our credit portfolios using techniques such as stress testing, economic capital and correlation analysis in certain internal and Board of Directors reporting. Efforts continue to refine both the inputs and assumptions used to increase the usefulness in the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•
Monitoring portfolio performance – Credit data warehouses have been implemented to centralize the reporting of credit risk, support the analysis of risk using tools such as economic capital, and to calculate credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel III and to generate credit reports for management and the Board of Directors.

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

Credit Review is an independent and critical second line of defense function. Its mission is to identify and evaluate areas of credit risk within our business. Credit Review will focus on the review and evaluation of Wholesale and Retail lending activities and will identify risks and provide an ongoing assessment as to the effectiveness of the risk management framework and the related portfolios. Credit Review will independently assess the business units and Risk Management functions to ensure the portfolios are managed and operating in a manner that is consistent with HSBC Group strategy, risk appetite, appropriate local and HSBC Group credit policies and procedures and applicable regulatory requirements. For example, this includes the unilateral authority to independently assess and revise customer risk ratings, facility grades and loss given default estimates. To ensure its independent stature, the Credit Review charter is endorsed by the Risk Committee of our Board of Directors which grants the Head of Credit Review unhindered access to the Risk Committee and executive sessions at the discretion of the Head of Credit Review. Accordingly, our Board of Directors has oversight of the Credit Review annual and ongoing plan, quarterly plan updates and results of reviews.
Liquidity Risk Management  Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due or fund its customers because of an inability to liquidate assets or obtain adequate funding. We continuously monitor the impact of market events on our liquidity positions. Historically, we have seen the greatest strain in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Core deposits, as calculated in accordance with FFIEC guidelines, comprise 73 percent of our total deposit base, providing more stable balances, less sensitivity to market events or changes in interest rates. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the recent period of financial market turmoil. We will continue to adapt the liquidity framework described below to reflect market events and the evolving regulatory landscape and view as to best practices.
Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. Market funding is

HSBC USA Inc.

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
In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. In addition to base case projections, multiple stress scenarios are generated to simulate crisis conditions, including:

•	run-off of non-core deposits;

•	inability to renew maturing interbank fundings;

•	draw-downs of committed loan facilities;

•	four-notch rating downgrade of HSBC Bank USA; and

•	increased discount on security values for repos or disposals.
Stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons. At December 31, 2014, our one-month and three-month stressed coverage ratios were 111 percent and 104 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. In addition, ALCO analyzes changes in the uses of liquidity, establishes policy on balance sheet usage, and sets limits on and monitors the ratio of Advances to Core Funding ("ACF"). This ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be "core" in accordance with HSBC policy and debt with at least 12 months until maturity), are utilized in providing loans to customers. We are required to maintain an ACF ratio below 105 percent. Currently our ACF ratio stands at 101 percent.
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

HSBC USA Inc.

Given our overall liquidity position, during 2014, we have continued to manage down low-margin commercial and institutional deposits in order to maximize profitability. In addition, current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.
Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. As previously discussed, HSBC Finance ceased issuing under its commercial paper program in 2012 and now relies on its affiliates, including HSBC USA, to satisfy its funding needs outside of cash generated from its loan sales and operations.
In 2009, the Basel Committee on Banking Supervision ("Basel Committee") proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The Basel Committee finalized the LCR in January 2013 with phase-in beginning in 2015. The Basel Committee finalized the NSFR in October 2014.
In September 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR's scheduled global implementation by January 1, 2018.
In the first quarter of 2014, the FRB issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more. The rules complement the LCR, capital planning, resolution planning, and stress testing requirements that have been finalized. The rules require bank holding companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Beginning January 1, 2015, bank holding companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements. HSBC North America has implemented plans to meet the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as an IHC owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the long and short-term debt ratings HSBC USA and HSBC Bank USA maintained at December 31, 2014:

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

HSBC USA Inc.

Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. For example, in addition to the S&P action mentioned below, Moody's published in September 2014 a request for comment regarding proposed material revisions to the form and content of its global bank rating methodology, the core elements of which have been in place since 2007. This proposal may impact up to 40 percent of all local currency bank deposit ratings globally, with changes heavily concentrated among European and U.S. banks. Additionally, Moody's published in January 2015 a request for comment regarding new counterparty risk ratings which will be distinct from debt, deposit or issuer ratings in that it will measure default probability rather than expected loss, and will apply to counterparty obligations and contractual commitments rather than debt or deposit instruments. This new rating will provide an opinion on a bank's counterparty risk related to its covered bonds, contractual performance obligations (e.g. servicing), derivatives (e.g. swaps), letters of credit, certain guarantees and liquidity facilities. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of December 31, 2014, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
In February 2015, S&P took various rating agency actions on certain European banks, including HSBC, following a review of government support. As a result of this review, the long-term debt rating of HSBC USA was downgraded to A and the long-term debt rating of HSBC Bank USA was put on negative watch. As part of this review, the short-term ratings of both HSBC USA and HSBC Bank USA were re-affirmed. It is not anticipated that the actions taken by S&P will significantly impact our funding cost or strategy.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available-for-sale and held-to-maturity debt securities. Approximately $1,273 million of the debt securities in these portfolios at December 31, 2014 are expected to mature in 2015. The remaining $42,169 million of debt securities not expected to mature in 2015 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through loan sales and securitizations. In 2014, we did not sell any residential mortgage loan portfolios other than normal loan sales to PHH Mortgage.
It is the policy of HSBC Bank USA to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve Bank. Primary collateral is collateral that is physically maintained at the Federal Reserve Bank, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve Bank, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the FHLB. As of December 31, 2014, we had outstanding FHLB advances of $1,000 million. Based upon the amounts pledged as collateral under the Federal Reserve Bank and FHLB facilities, we were allowed access to further borrowings of up to $16,017 million at December 31, 2014.
As of December 31, 2014, any significant dividend from HSBC Bank USA to us would require the approval of the OCC. See Note  24, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.
Under a shelf registration statement filed with the SEC, we may issue certain securities including debt securities and preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $21,000 million, of which $2,274 million is available. During 2014, we issued $7,984 million of long-term debt from this shelf.
HSBC Bank USA has a $40 billion Global Bank Note Program, which provides for issuance of subordinated and senior notes. Incremental borrowings from the Global Bank Note Program totaled $54 million in 2014. There is approximately $15,779 million of borrowing availability.
Interest Rate Risk Management  Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in changes to projected net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within interest rate

HSBC USA Inc.

risk ranges management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage prepayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. These assumptions around behavioral features are captured in our interest rate behavioralization framework, which is described further below. Day-to-day management of interest rate risk is centralized principally in Balance Sheet Management ("BSM"), which includes the non-trading interest rate positions transferred to it as discussed further under "Market Risk Management" below.
We have substantial, but historically well controlled, interest rate risk in large part to our portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and our large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds. Market risk exists principally in the Markets business and to a lesser extent in the residential mortgage business, where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. We have little foreign currency exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve Bank and New York Federal Home Loan Bank, represent less than one percent of total available-for-sale securities.
The following table shows the repricing structure of assets and liabilities as of December 31, 2014. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2014	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$52,912	$5,036	$633	$34	$58,615
Residential mortgages	7,710	6,844	2,884	1,025	18,463
Credit card receivables	720	—	—	—	720
Other consumer loans	477	56	20	2	555
Total loans(1)	61,819	11,936	3,537	1,061	78,353
Securities available-for-sale and securities held-to-maturity	5,566	19,923	9,185	8,935	43,609
Other assets	60,871	2,536	170	—	63,577
Total assets	128,256	34,395	12,892	9,996	185,539
Domestic deposits:
Savings and demand	65,116	13,853	9,748	—	88,717
Certificates of deposit	12,038	150	1	—	12,189
Long-term debt	16,124	5,750	2,950	2,700	27,524
Other liabilities/equity	46,377	10,083	125	524	57,109
Total liabilities and equity	139,655	29,836	12,824	3,224	185,539
Total balance sheet gap	(11,399)	4,559	68	6,772	—
Effect of derivative contracts	8,046	(3,760)	(2,346)	(1,940)	—
Total gap position	$(3,353)	$799	$(2,278)	$4,832	$—

(1)	Includes loans held for sale.
Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts.
In the course of managing interest rate risk, a present value of a basis point ("PVBP") analysis is utilized in conjunction with a combination of other risk assessment techniques, including economic value of equity, net interest income simulation modeling, capital risk and Value at Risk ("VaR") analyses. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action. This combination of techniques, with some focusing on the impact of interest rate movements on the value of the balance sheet (PVBP, economic value of equity, VaR) and others focusing on the impact of interest rate movements on earnings (net interest income simulation modeling) allows for comprehensive analyses

HSBC USA Inc.

from different perspectives. Refer to "Market Risk Management" below for discussion regarding the use of VaR analyses to monitor and manage interest rate risk.
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
Present value of a basis point ("PVBP")  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2014 and 2013:

At December 31,	2014	2013
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.8	6.8
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

At December 31, 2014	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2015):
Change resulting from a gradual 100 basis point increase in the yield curve	$162	7
Change resulting from a gradual 100 basis point decrease in the yield curve	(234)	(9)
Change resulting from a gradual 200 basis point increase in the yield curve	283	11
Change resulting from a gradual 200 basis point decrease in the yield curve	(442)	(18)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2015):
Change resulting from an immediate 100 basis point increase in the yield curve	247	10
Change resulting from an immediate 100 basis point decrease in the yield curve	(381)	(15)
Change resulting from an immediate 200 basis point increase in the yield curve	432	18
Change resulting from an immediate 200 basis point decrease in the yield curve	(627)	(25)
Projected net interest income sensitivity figures represent the effect of movements in net interest income based on the projected yield curve scenarios and our current interest rate risk profile. This effect, however, does not incorporate actions which would probably be taken by BSM or in the businesses to mitigate the effect of interest rate risk. In reality, BSM seeks proactively to change the interest rate risk profile to minimize losses and optimize net revenues. The net interest income simulation modeling calculations assume that interest rates of all maturities move by the same amount in the ‘up-shock’ scenario. Rates are not assumed to become negative in the ‘down-shock’ scenario which may effectively result in non-parallel shock. In addition, the net interest income simulation modeling calculations take account of the effect on net interest income of anticipated differences in changes between interbank interest rates and interest rates over which the entity has discretion in terms of the timing and extent of rate changes. The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Interest rate risk behavioralization Unlike liquidity risk which is assessed on the basis of a very severe stress scenario, interest rate risk is assessed and managed according to business-as-usual conditions. In many cases the contractual profile of our assets and liabilities does not reflect the behavior observed.

HSBC USA Inc.

Behavioralization is therefore used to assess the interest rate risk of our assets and liabilities and this assessed risk is transferred to BSM, in accordance with the rules governing the transfer of interest rate risk from the global businesses to BSM.
Behavioralization is applied in three key areas:

•	the assessed re-pricing frequency of managed rate balances;

•	the assessed duration of non-interest bearing balances, typically capital and current accounts; and

•	the base case expected prepayment behavior or pipeline take-up rate for fixed rate balances with embedded optionality.
Interest rate behavioralization policies have to be formulated in line with the HSBC Group’s behavioralization policies and approved at least annually by ALCO, regional Asset, Liability and Capital Management (“ALCM”) and global ALCM, in conjunction with local, regional and HSBC Group risk monitoring teams.
The extent to which balances can be behavioralized is driven by:

•	the amount of the current balance that can be assessed as stable under business-as-usual conditions; and

•	for managed rate balances the historic market interest rate re-pricing behavior observed; or

•
for non-interest bearing balances the duration for which the balance is expected to remain under business-as-usual conditions. This assessment is often driven by the re-investment tenors available to BSM to neutralize the risk through the use of fixed rate government bonds or interest rate derivatives, and for derivatives the availability of cash flow hedging capacity.

Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: total shareholders' equity to total assets and common equity Tier 1 capital to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. As of December 31, 2014, we had an available-for-sale securities portfolio of approximately $30,140 million with a positive mark-to-market adjustment of $486 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $158 million to a net gain of $328 million with the following results on our capital ratios:

At December 31, 2014	Actual	Proforma(1)
Total shareholders' equity to total assets	9.14%	9.10%
Common equity Tier 1 capital to risk weighted assets	10.33	10.27

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  Market risk is the risk that movements in market factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce our income or the value of our portfolios. Exposure to market risk is separated into two portfolios:

•	Trading portfolios comprise positions arising from market-making and warehousing of customer-derived positions.

•
Non-trading portfolios comprise positions that primarily arise from the interest rate management of our retail and commercial banking assets and liabilities and financial investments classified as available-for-sale and held-to-maturity.

We apply similar risk management policies and measurement techniques to both trading and non-trading portfolios. Our objective is to manage and control market risk exposures in order to optimize return on risk while maintaining a market profile consistent with our risk appetite and profitability goals.
The nature of the hedging and risk mitigation strategies performed corresponds to the market risk management instruments available. These strategies range from the use of traditional market instruments, such as interest rate swaps, to more sophisticated hedging strategies to address a combination of risk factors arising at the portfolio level.
Market risk governance Market risk is managed and controlled through limits approved by the Board and Risk Management Committee, as well as the various global businesses, and also ratified by the HSBC Group Risk Management Committee. These limits are allocated across business lines and to the HSBC Group legal entities, including HSBC USA and HSBC Bank USA.
We have an independent market risk management and control function in North America which is responsible for setting the risk appetite, measuring market risk exposures in accordance with the policies defined by HSBC Group Risk, and monitoring and reporting these exposures against the prescribed limits on a daily basis.

HSBC USA Inc.

Model risk is governed through model oversight committees at the regional and global Wholesale Credit and Market Risk levels. The Committees have direct oversight and approval responsibility for all traded risk models utilized for risk measurement and management and stress testing. They prioritize the development of models, methodologies and practices used for traded risk management and ensure that they remain within our risk appetite and business plans. Refer to "Model Risk Management" below for further discussion regarding the management and monitoring of model risk across North America.
Our control of market risk in the trading and non-trading portfolios is based on a policy of restricting operations to trading within a list of permissible instruments ultimately approved by HSBC Group Risk, of enforcing new product approval procedures, and of restricting trading in the more complex derivative products only to operations with appropriate levels of product expertise and robust control systems.
Market risk measures We use a range of tools to monitor and limit market risk exposures, including:
Sensitivity analysis Sensitivity analysis measures the impact of individual market factor movements on specific instruments or portfolios for example, the impact of a one basis point change in the yield curve. Sensitivity limits are set for portfolios, products and risk types, with the depth of the market being one of the principal factors in determining the level of limits set.
Value at Risk  VaR is a technique that estimates the potential losses on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VaR is calculated for all trading positions and non-trading positions which are equally sensitive to market moves regardless of how we capitalize those exposures. VAR is calculated at a 99 percent confidence level for a one-day holding period.
Our VaR models are based predominantly on historical simulation. These models derive plausible future scenarios from past series of recorded market rate and price changes. The historical simulation models used by us incorporate the following features:

•	historical market rates and prices are calculated with reference to foreign exchange and commodity prices, interest rates and the associated volatilities;

•	potential market movements utilized for VaR are calculated with reference to data from the past two years; and

•	scenario profit and losses are calculated utilizing the market scenarios for all relevant risk factors;

•	VaR measures are calculated to a 99 percent confidence level and use a one-day holding period.
The nature of the VaR models means that an increase in observed market volatility will lead to an increase in VaR under the assumption that the underlying positions do not change. We are committed to the ongoing development of our in-house risk models.
Although a valuable guide to risk, VaR should always be viewed in the context of its limitations. For example:

•	the use of historical data as a proxy for estimating future events may not encompass all potential events, particularly those which are extreme in nature;

•
the use of a holding period assumes that all positions can be liquidated or the risks offset during that period. This may not fully reflect the market risk arising at times of severe illiquidity, when the holding period may be insufficient to liquidate or hedge all positions fully;

•	the use of a 99 percent confidence level, by definition, does not take into account losses that might occur beyond this level of confidence;

•	VaR is calculated on the basis of exposures outstanding at the close of business and therefore does not necessarily reflect intraday exposures; and

•	VaR is unlikely to reflect loss potential on exposures that only arise under significant market movements.
Risk not in VaR framework - Our VaR models are designed to capture significant basis risks such as credit default swaps versus bond, asset swap spreads and cross-currency basis. Other basis risks which are not completely covered in VaR, such as the LIBOR tenor basis, are complemented by the risk-not-in-VaR (“RNIV”) framework which is integrated into the capital framework. The RNIV framework aims to manage and capitalize material market risks that are not adequately covered in the VaR models. In 2014, the capital requirement derived from the RNIV has been immaterial.
Level 3 assets - The market risk arising from Level 3 assets in the trading portfolios, comprising trading securities and derivatives, is managed through the same market risk framework which applies to all other tradable assets, including stress testing and limits. We generally do not hold Level 3 assets within our trading portfolios.
ABS/MBS exposures - The ABS/MBS exposures in the trading portfolios are also managed through the same market risk framework which applies to all other tradable assets, including stress testing and limits. We had no meaningful ABS/MBS exposure in 2014.

HSBC USA Inc.

Stress testing Stress testing is an important tool of our market risk management framework to evaluate the potential impact on portfolio values of more extreme, although plausible, events or movements in a set of financial variables. In such abnormal scenarios, losses can be much greater than those predicted by VaR modeling.
Stress testing is implemented at the legal entity, regional and the overall HSBC Group levels. A standard set of scenarios is utilized consistently across the HSBC Group. Scenarios are tailored in order to capture the relevant events or market movements at each level. The risk appetite expressed in terms of potential stress losses is set and monitored against corresponding limits.
The process is governed by the Stress Testing Review Group forum which, in conjunction with regional risk management, determines the scenarios to be applied. Main scenario types are as follows:

•	single risk factor stress scenarios that are unlikely to be captured within the VaR models, such as the break of a currency peg;

•	technical scenarios that incorporate the largest move in each risk factor independent from any underlying market correlation;

•
hypothetical scenarios are mainly built on potential macroeconomic events, for example, the slowdown in mainland China and the potential effects of a sovereign debt default, including its wider contagion effects, curves steepening or flattening scenarios; and

•	historical scenarios which incorporate past observations of market movements during periods of stress which are not captured within VaR.
Market risk reverse stress tests are undertaken based upon the premise of a fixed loss which is theoretically assessed beforehand. The stress test process identifies which scenarios would lead to this loss. The rationale behind the reverse stress test is to understand scenarios which are beyond normal business conditions and that could have contagion and systemic implications.
Stressed VaR stress testing and reverse stress testing provide for a comprehensive framework to help management gain insights into the ‘tail risk’ that the bank may be faced with under certain market scenarios.
Market risk in 2014 Trading VaR was relatively stable during 2014 as the Markets business in the U.S. continued to focus on customer facilitation and simplifying its trading products. Interest rate and spread risk comprise the main drivers of exposure. Non-trading VAR varied considerably during the year given the relatively increased volatility in interest rates and mortgage spreads.
Global financial markets generally continued to be supported by the accommodative monetary policies followed by leading central banks in 2014. The year was dominated, particularly in the U.S., by discussions around when and how quickly the Federal Reserve Board would taper off its asset purchase program. While financial markets exhibited a relatively stable and predictable behavior in the first three quarters of the year, in the fourth quarter of 2014 volatility significantly increased, primarily as a result of geopolitical tensions which mainly emanated from emerging markets and had negative spillovers into the broader economy (e.g. Argentina default, Petrobras scandal, Greece difficulties, Ukraine/Russia conflict and subsequent Russian sell off). 2014 concluded with a major sell off and significant price reduction in the oil and energy space on the back of several concerns, including the slower global growth and continued external imbalances.
The U.S. equity market reached new highs in 2014 on the back of better macroeconomic performance especially on a relative basis in comparison to Europe and Japan. U.S. interest rate curves continued in their downward path with further flattening. Late 2014 volatility aside, credit spreads have also continued to narrow throughout the year.
Trading Portfolios  Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps, credit derivatives, precious metals (i.e. gold, silver, platinum) in both North America and emerging markets. Trading primarily occurs as a result of market making, customer facilitation and economic risk hedging.
Trading VaR at December 31, 2014 was slightly lower than at December 31, 2013 on the back of a more defensive risk profile across all main asset classes as well as a complete transfer of risk associated with our legacy correlation trading business.

HSBC USA Inc.

Daily VaR (trading portfolios), 99% 1 day (in millions):
The following table summarizes our trading VaR for 2014 and 2013:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At December 31, 2014	$5	$3	$6	$(7)	$7

Full Year 2014:
Average	5	6	7	(10)	8
Maximum	8	9	12		11
Minimum	4	3	3		5

At December 31, 2013	$7	$6	$8	$(12)	$9

Full Year 2013:
Average	7	5	8	(11)	9
Maximum	12	10	14		19
Minimum	4	2	3		6

(1)
Portfolio diversification is the market risk dispersion effect of holding a portfolio containing different risk types. It represents the reduction in unsystematic market risk that occurs when combining a number of different risk types, for example, foreign exchange, interest rate and credit spread, together in one portfolio. It is measured as the difference between the sum of the VaR by individual risk type and the combined total VaR. A negative number represents the benefit of portfolio diversification. As the maximum and minimum occur on different days for different risk types, it is not meaningful to calculate a portfolio diversification benefit for these measures.

(2)	The total VaR is non-additive across risk types due to diversification effects. For presentation purposes, portfolio diversification of the VaR for trading portfolios includes VaR-based RNIV.
Backtesting In 2014, we experienced no backtesting exceptions.
We daily validate the accuracy of our VaR models by back-testing them against hypothetical profit and loss that excludes non-modeled items such as fees, commissions and revenues of intra-day transactions from the actual reported profit and loss. We would expect on average to see two to three profits, and two to three losses, in excess of VaR at the 99 percent confident level over a one-year period. The actual number of profits or losses in excess of VaR over this period can therefore be used to gauge how well the models are performing. To ensure a conservative approach to calculating our risk exposures, it is important to note that profits in excess of VaR are only considered when backtesting the accuracy of models and are not used to calculate the VaR numbers used for risk management or capital purposes.

HSBC USA Inc.

Backtesting of trading VaR against our hypothetical profit and loss (in millions):
Stressed VaR Stressed VaR is primarily used for regulatory capital purposes and is integrated into the risk management process to facilitate efficient capital management and to highlight potentially risky positions based on historical market volatility. Stressed VaR complements other risk measures by providing severe potential losses associated with stressed market conditions.
Stressed VaR modeling follows the same approach as VaR discussed above, except for the following:

•
Potential market movements employed for stressed VaR calculations are based on a one-year period of stress data for the trading portfolio; the reference period (March 2008 to February 2009) is based on our assessment in terms of being one of the most volatile moments in recent history; and

•	it is calculated on a 99 percent confidence level over a 10-day holding period.
The following table reflects stressed VaR at December 31, 2014 and 2013:

At December 31,	2014	2013
	(in millions)
Stressed Value at Risk (1-day equivalent)	$32	$28
Stressed VaR at December 31, 2014 was essentially range bound and in line with stressed VaR at December 31, 2013. However, during the year it exhibited some fluctuations consistent with the trading position changes. Stressed VaR somewhat increased towards the end of 2014 as a result of more frequent changes in the risk profile subsequent to the increased volatility in the marketplace.
Non-trading Portfolios  Non-trading VaR predominantly relates to BSM and represents the potential negative changes in the investment portfolio market value (which includes available for sale and held to maturity assets) and associated hedges. Our investment portfolio holdings are mainly comprised of U.S. Treasuries and U.S. agency mortgage backed securities. Our non-trading VaR exposure is driven by interest rates, mortgage spreads, and asset swap spreads. Our non-trading VaR reduced significantly in 2014 mainly due to continued decreases in U.S. interest rates and a duration reduction of the mortgage securities holdings.

HSBC USA Inc.

The following table summarizes our non-trading VaR for 2014 and 2013:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At December 31, 2014	$47	$26	$(28)	$45

Full Year 2014:
Average	34	43	(23)	55
Maximum	68	55		97
Minimum	20	22		32

At December 31, 2013	$72	$54	$(25)	$101

Full Year 2013:
Average	65	65	(33)	96
Maximum	113	77		142
Minimum	40	53		76

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transferred priced into BSM which has the mandate to centrally manage and hedge it. For a broader discussion on how interest rate risk is managed, please refer to the “Interest Rate Risk Management” section above.
Interest rate swaps used by BSM to hedge the interest rate risk of the investment portfolio and transferred-price risk from the banking book are typically classified as either a fair value hedge or a cash flow hedge and included within our non-traded VaR. In case there is residual market risk that cannot be efficiently and conveniently hedged by BSM they are managed by ALCO in segregated ALCO books. ALCO books risk is calculated and monitored via the same framework described above for the trading books, namely sensitivities, VaR, stress testing and associated limits.
Trading Portfolio MSRs Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in the value of mortgage servicing rights. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

At December 31, 2014	Value
(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2015):
Value of hedged MSRs portfolio	$159
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)
Calculated change in net market value	—
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)
Calculated change in net market value	—
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)
Calculated change in net market value	3
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during 2014. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	23	29	—	—
Operational Risk Management  Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. Our Operational Risk Management Framework ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC USA and covers all our businesses and operations (including all entities, activities, processes, systems and products). During 2014, our risk profile was dominated by compliance and legal risks and the incidence of and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant. We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile. We are operating under a deferred prosecution agreement with the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"). We have also been served with cease and desist orders from the FRB and the OCC. These orders cite substantial actions needed to correct deficiencies in Compliance, Risk Management, AML programs and mortgage foreclosure processing. A breach of the U.S. DPA would have a significant impact on us as a whole and could result in parties to the U.S. DPA reinstituting civil or criminal proceedings against us. Failure to close the various cease and desist and/or the consent orders would result in our inability to operate in a compliant manner. We have committed to take or continue to adhere to a number of remedial measures related to the U.S. DPA and regulatory orders.
The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, we face a growing threat of cyber-attacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss, loss of customer data and other sensitive information which could undermine both our reputation and our ability to attract and retain our customers. We experienced cyber-attacks in 2014, none of which resulted in material financial loss or the loss of customer data. HSBC continues to mature its cyber intelligence capabilities as the cyber threat landscape

HSBC USA Inc.

evolves. These intelligence monitoring capabilities increase HSBC's agility and ability to respond with increased detection and response capabilities reducing potential exposure to cyber threats. This area will continue to be a strong focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
We have established an independent operational risk management discipline in North America which is led by the HSBC North America Head of Operational Risk, reporting to the HSBC North America Chief Risk Officer. The mission of the Operational Risk Committee, chaired by the HSBC North America Head of Operational Risk, is to provide governance and strategic oversight of the operational risk management framework, including the identification, assessment, monitoring and appetite for operational risk. Selected results and reports from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. While management in the First Line of Defense is responsible for managing and controlling operational risk, the central operational risk function provides functional oversight by coordinating the following activities:

•	developing operational risk policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

•	providing firm-wide operational risk and control reporting and facilitating the development of action plans;

•	identifying emerging risks and monitoring operational risks and controls to reduce foreseeable, future loss exposure;

•	analyze root-cause of large operational risk losses;

•	providing operational risk training and awareness programs for employees throughout the firm;

•	communicating with Business Risk Control Managers to ensure the operational risk management framework is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments, communicating results to business management and monitoring remedial actions that may be necessary to improve the assessments; and

•	modeling operational risk losses and scenarios for capital management purposes.
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management framework have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a HSBC North America Operational Risk policy. Key elements of the policy and our operational risk management framework include:

•	business and function management is responsible for the assessment, identification, management, and reporting of their operational risks and monitoring the ongoing effectiveness of key controls;

•
material risks are assigned an overall risk prioritization / rating based on the typical and extreme assessments and considers the direct financial costs and the indirect financial impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made. An operational risk database is used to record risk and control assessments and track risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established and monitored where appropriate; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.
Management practices include standard reporting to senior management and the Operational Risk Committee of high risks, significant control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that we remain in line with best practice and take into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable.
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
Compliance Risk Management  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
All HSBC companies are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2014, we continued to experience increased levels of compliance risk as regulators and other agencies

HSBC USA Inc.

pursued investigations into historical activities and we continued to work with them in relation to already identified issues. Following the deferred prosecution agreements reached in December 2012 between U.S. authorities and HSBC and HSBC USA in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, along with a related undertaking with the U.K.'s PRA, management has responded to extensive interviews and data requests and continues to enhance our controls.
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
Our governance framework for compliance risk includes two leadership roles, the U.S. Head of Financial Crime Compliance and the U.S. Head of Regulatory Compliance, both with particular expertise and experience in U.S. laws and regulations.
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

HSBC USA Inc.

Fiduciary Risk Management  Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity. It is the risk associated with failing to offer services honestly and properly to clients in that capacity. We define a fiduciary duty as any duty where we hold, manage, oversee or have responsibilities for assets of a third party that involves a legal and/or regulatory duty to act with the highest standard of care and with utmost good faith. A fiduciary must make decisions and act in the best interests of the third parties and must place the wants and needs of the client first, above the needs of the organization. Fiduciary duties can also be established by case law, statue or regulation. Fiduciary capacity is primarily defined in banking regulation as:

•	serving traditional fiduciary duties such as trustee, executor, administrator, registrar of stocks and bonds, transfer agent, guardian, receiver or assigns;

•	providing investment advice for a fee; or

•	possessing investment discretion on behalf of another.
Fiduciary risks, as defined above, reside in our PB businesses (such as Investment Management, Personal Trust, Security Operation Services) and other business lines outside of PB (such as Corporate Trust) and are ruled/guided primarily (but, not exclusively) by OCC Fiduciary-targeted Regulations (i.e. Regulation 12 CFR 9, Regulation 12 CFR 12). Additionally, Fiduciary Risk also includes risk associated with certain SEC regulated Registered Investment Advisers ("RIA"), which lie outside of the traditional banking regulatory fiduciary risk definitions as described above. Asset Management ("AMUS") would fall into that category as would HSI/Private Client Services. The RIA definition of fiduciary capacity primarily applies in the following circumstances and is ruled/guided primarily (but, not exclusively) by SEC Fiduciary-targeted Regulations (i.e. Investment Advisers Act of 1940 and Investment Company Act of 1940):

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
As discussed above, we have established an independent Operational Risk management discipline in North America. Included in the management of Operational Risk, as discussed above, the Operational Risk function has included in the risk management framework a Fiduciary Risk Stream, as specifically defined, and is managed, monitored, and controlled with acceptable risk appetite levels, and to report and escalate elevated risks to senior management and the Fiduciary Committee of the Board of Directors. Fiduciary Risk management is included in the formal risk and control assessment process (along with other primary operational risks), key risk indicator monitoring, management of self-identified issues reporting and a governance framework.
Fiduciary Risk is governed by the Fiduciary Committee of the Board of Directors. The Fiduciary Committee has established the Fiduciary Risk Management Committee ("FRMC") to carry out the day-to-day activities of managing Fiduciary Risk. The FRMC is chaired by the HSBC North America Operational Risk Head and includes Fiduciary business line heads as well as representatives from legal, compliance and audit and other fiduciary support functions. The FRMC also includes a Fiduciary Risk Officer/Specialist who has the requisite expertise to oversee and provide governance and advice on Fiduciary Risk matters. The Fiduciary Risk Officer/Specialist partners with the lines of business and other functional areas performing these fiduciary activities as well as interacts with regulators on fiduciary matters. The Fiduciary Risk Officer/Specialist is also Co-Chair and Secretary of the FRMC Committee.
Reputational Risk Management  The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers to whom we provide financial services conduct themselves.
Reputational risk relates to stakeholders' perceptions, whether based on fact or otherwise. Stakeholders expectations are constantly changing and thus, reputational risk is dynamic and will differ between geographies, groups and individuals.
We tolerate a limited degree of reputational risk arising from business activities or association where foreseeable reputational risk has been escalated to the appropriate level of management, carefully considered and/or mitigated and is determined to fall to acceptable risk thresholds as defined by the HSBC Group risk appetite statement. Since reputational risk can arise from all aspects of operations and activities, all businesses and functions are required to articulate and track reputational risk in their risk appetite statements.
Reputational risk is considered and assessed by the HSBC Group Management Board, the HSBC Group and local Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational

HSBC USA Inc.

risk, including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures, employee relations, inappropriate market conduct and breach of regulatory duty and requirements.
We have taken steps over the past several years to de-risk our businesses and product offering to reduce reputational risk. In addition, we continue to strengthen our internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken.
The HSBC North America Risk Management Committee provides governance and oversight of reputational risk. The monthly Risk Map process assesses the level and direction of reputational risk and helps ensure appropriate management action is taken when necessary. The Risk Map is a reporting tool where management assesses the overall level and direction of several distinct risk categories, including management action necessary to control or address risks outside of an acceptable level or risk appetite. Each business reviews transactions via the Reputational Risk and Client Selection Committee that may adversely affect our public perception. The Committee is chaired by a senior risk executive and is comprised of senior members from the business, legal, compliance, credit risk and other invited parties. The Committee is responsible for reviewing the individual merits and involved parties in high-risk transactions, and approving or declining transactions based on the potential reputational risks to us. In addition to the committee, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our Chief Executive Officer and senior management of our businesses.
Strategic Risk Management Strategic risk is the risk that the business will fail to identify, execute, and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action. Risk may be mitigated by consideration of the potential opportunities and challenges through the strategic planning process.
This risk is also a function of the compatibility of our strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation.
We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC levels. This process is monitored by the Strategy and Planning function to ensure compliance with our policies and standards.
Security and Fraud Risk Management The role of Security and Fraud Risk Management ("S&FR") is the protection of people, property, assets and information by reducing the risk to the business from terrorism, crime, incidents/disasters and groups hostile to HSBC interests. To achieve this S&FR is organizationally part of the business it supports and they advise and assist senior executive management who have overall responsibility for security and fraud issues.
Security and fraud risk is managed at the HSBC Group level by Global Security and Fraud Risk. This unit, which has responsibility for physical risk, fraud, information and contingency risk, and geopolitical risk and the financial intelligence unit. This enables management to identify and mitigate the permutations of these and other non-financial risks to our businesses across the jurisdictions in which we operate.

•
The Information Security Risk function is responsible for ensuring that our critical information assets are protected from compromise, corruption or loss, whether caused deliberately or inadvertently by internal or external parties.

The primary mechanisms for doing this are robust assessments of evolving threats (including cyber), layers of controls on what information is accessed, how it is stored and conveyed, and a series of technical defenses and monitoring operations to mitigate the risks of breaches causing harm or corruption to data or systems integrity.

•
The Fraud Risk function is responsible for ensuring that effective prevention, detection and investigation measures are in place against all forms of fraudulent activity, whether initiated internally or externally, and is available to support our business. To achieve this and to attain the level of integration needed to face the threat, the management of all types of fraud (e.g. internal fraud, including investigations) are established within one management structure and is part of the Global Risk function at the HSBC Group level.

We have a fraud systems strategy which is designed to provide minimum standards and allow easier sharing of best practices to detect fraud and minimize false alerts. We have developed a holistic and effective anti-fraud strategy which, in addition to the use of advanced technology, includes fraud prevention policies and practices, the implementation of strong internal controls, investigations response teams and liaison with law enforcement where appropriate.

•	The Contingency Risk function is responsible for ensuring that our critical systems, processes and functions have the resilience to maintain continuity in the face of major disruptive events.
Within this wider risk, Business Continuity Management covers the pre-planning for recovery, seeking to minimize the adverse effects of major business disruption, either globally, regionally or within country, against a range of actual or

HSBC USA Inc.

emerging risks. Pre-planning concentrates on the protection of customer services, our staff, revenue generation, the integrity of data and documents and meeting regulatory requirements.
Our recovery plan is developed following the completion of a Business Impact Analysis. This determines how much time the we could sustain an outage before the level of losses becomes unacceptable. These plans are reviewed and tested annually. The planning is undertaken in accordance with HSBC Group policy and standards and we confirm in an annual compliance certificate we have meet these policies and standards. Exceptions, if any, these are raised and their short-term resolution is overseen by HSBC Group and regional business continuity teams.
It is important that plans are dynamic and meet all risks, particularly those of an emerging nature such as possible pandemics and cyber-attacks. The Operational Risk Management Framework is used to measure our resilience to these risks, and is confirmed to HSBC Group and regional risk committees.
Resilience is managed through various risk mitigation measures. These includes agreeing upon acceptable recovery times of systems, ensuring our critical buildings have the correct infrastructure to enable ongoing operations, requiring critical vendors to have their own recovery plans and arranging for appropriate levels of insurance to cover business interruption costs.
Model Risk Management In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive Model Risk Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a HSBC North America Model Standards Policy that was enhanced during the second quarter of 2014 and brought into alignment with model risk management regulations. As a result of these enhancements, the model and non-model inventory was updated and will be maintained on a periodic basis. Each area that uses models has developed model management procedures which align with the Model Standards Policy. A Model Risk Measurement framework was also developed and implemented to measure, mitigate and monitor model risk across HSBC North America. Model risk management training was also developed and implemented across HSBC North America to increase the understanding of models and model risk. Additionally, the HSBC North America Model Oversight Committee (“MOC”) was reestablished to manage Model Risk Governance on an ongoing basis.
Independent Model Review ("IMR") functions are responsible for providing effective challenge of models and critical processes implemented for use within HSBC North America. Reviews are conducted in-line with supervisory guidance on model risk management issued by the OCC and FRB as well as other applicable internal and regulatory guidelines. Effective challenge is defined as a critical analysis by objective, informed parties who can identify model limitations and assumptions and produce appropriate changes. IMR’s activities are segregated from the model development process to ensure that incentives are aligned with the function’s role to challenge models and identify model limitations, and the authority and access provided by the Board of Directors provides the function with the necessary influence to ensure that its recommendations are acted upon. The independent model review process assesses model development, implementation, use, validation, and governance. IMR scope covers models reported on the HSBC North America model inventory and critical non model processes. Examples of models and processes that IMR reviews include: Basel II Credit and Operational Risk, CCAR, ICAAP, Allowance for Loan and Lease Losses, Loss Forecasting, Retail Credit Risk Management, AML, Market Risk, Counterparty Credit Risk, Interest Rate Risk, Risk Sensitivity and Hedging and Valuation.
Pension Risk Management Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2014, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $490 million As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 21, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

HSBC USA Inc.

New Accounting Pronouncements to be Adopted in Future Periods

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
Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires secured borrowing accounting for the repurchase agreement in a contemporaneous repurchase financing arrangement. The accounting changes in the ASU will be effective for all annual and interim periods beginning January 1, 2015 and will require the changes in accounting for transactions outstanding on the effective date to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The ASU also requires new disclosure about certain transactions accounted for as a sale to be presented for interim and annual periods beginning January 1, 2015, and new disclosure about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings to be presented for annual periods beginning January 1, 2015, and for interim periods beginning April 1, 2015. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

HSBC USA Inc.

GLOSSARY OF TERMS

Balance Sheet Management – Is responsible for managing our liquidity and funding. Balance Sheet Management also manages our structural interest rate position within a limit structure.
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
Group Reporting Basis  – A non-U.S. GAAP measure of reporting results using financial information prepared on the basis of HSBC Group's accounting and reporting policies which apply International Financial Reporting Standards.
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

HSBC USA Inc.

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
TDR Loans – Troubled debt restructurings, which are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Total Shareholders’ Equity to Total Assets – Total shareholders’ equity expressed as a percentage of total assets as of a given date.
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
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2014, 2013 and 2012 included fees of $65 million, $109 million and $85 million, respectively. The calculation of net interest margin includes interest expense of $50 million for 2012 which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

HSBC USA Inc.

	2014			2013			2012
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$25,505	$67.27%		$22,555	$58.26%		$20,381	$58.28%
Federal funds sold and securities purchased under resale agreements	1,401	10.69		1,989	10.49		6,678	38.57
Trading assets	11,568	253	2.19	10,563	118	1.11	12,249	110.90
Securities	47,800	783	1.64	56,105	897	1.60	61,184	1,111	1.82
Loans:
Commercial	52,987	1,195	2.26	45,922	1,142	2.49	39,272	1,052	2.68
Consumer:
Residential mortgages	16,225	551	3.39	15,928	559	3.51	15,510	595	3.84
Home equity mortgages	1,893	64	3.38	2,160	71	3.28	2,802	95	3.38
Credit cards	687	70	10.18	823	72	8.74	976	80	8.17
Other consumer	534	28	5.28	619	32	5.14	784	45	5.76
Total consumer	19,339	713	3.69	19,530	734	3.76	20,072	815	4.06
Total loans	72,326	1,908	2.64	65,452	1,876	2.87	59,344	1,867	3.15
Other	3,214	41	1.29	3,140	41	1.32	3,416	43	1.25
Total interest earning assets	161,814	$3,062	1.89%	159,804	$3,000	1.88%	163,252	$3,227	1.98%
Allowance for credit losses	(600)			(601)			(647)
Cash and due from banks	947			1,099			1,486
Other assets	20,291			22,591			25,053
Assets of discontinued operations	—			—			6,871
Total assets	$182,452			$182,893			$196,015
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$42,697	$52.12%		$43,448	$65.15%		$51,375	$178.35%
Other time deposits	22,318	85.38		20,110	107.53		16,542	142.85
Deposits in foreign offices:
Foreign banks deposits	6,786	4.05		7,669	5.06		8,443	6.08
Other interest bearing deposits	5,324	4.08		6,314	6.09		13,463	14.11
Deposits held for sale	—	—	—	—	1	—	6,335	17.27
Total interest bearing deposits	77,125	145.19		77,541	184.24		96,158	357.37
Short-term borrowings	20,844	49.23		18,496	40.21		14,640	28.19
Long-term debt	24,192	650	2.69	21,938	661	3.01	19,761	680	3.44
Total interest bearing deposits and debt	122,161	844.69		117,975	885.75		130,559	1,065.82
Tax liabilities	218	(101)	(46.17)	499	53	10.54	463	33	7.10
Total interest bearing liabilities	122,379	743.61		118,474	938.79		131,022	1,098.84
Net interest income/Interest rate spread		$2,319	1.28%		$2,062	1.09%		$2,129	1.14%
Noninterest bearing deposits	30,495			31,057			28,387
Other liabilities	12,719			15,816			17,502
Liabilities of discontinued operations	—			—			785
Total shareholders’ equity	16,859			17,546			18,319
Total liabilities and shareholders’ equity	$182,452			$182,893			$196,015
Net interest margin on average earning assets			1.43%			1.29%			1.30%
Net interest income to average total assets			1.27%			1.13%			1.12%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

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
We have audited the accompanying consolidated balance sheet of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the accompanying consolidated balance sheet of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, and the financial position of the Bank as of December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.
/s/    KPMG LLP
New York, New York
February 23, 2015

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2014	2013	2012
	(in millions)
Interest income:
Loans	$1,908	$1,876	$1,867
Securities	768	876	1,090
Trading assets	253	118	110
Short-term investments	77	68	96
Other	41	41	43
Total interest income	3,047	2,979	3,206
Interest expense:
Deposits	145	184	316
Short-term borrowings	49	40	28
Long-term debt	650	661	671
Other	(101)	53	33
Total interest expense	743	938	1,048
Net interest income	2,304	2,041	2,158
Provision for credit losses	188	193	293
Net interest income after provision for credit losses	2,116	1,848	1,865
Other revenues:
Credit card fees	51	43	87
Other fees and commissions	743	706	766
Trust income	135	123	110
Trading revenue	105	474	498
Net other-than-temporary impairment losses(1)	(11)	—	—
Other securities gains, net	113	202	145
Servicing and other fees from HSBC affiliates	199	202	202
Residential mortgage banking revenue	112	80	16
Gain (loss) on instruments designated at fair value and related derivatives	75	(32)	(342)
Gain on sale of branches	—	—	433
Other income	84	59	58
Total other revenues	1,606	1,857	1,973
Operating expenses:
Salaries and employee benefits	930	922	944
Support services from HSBC affiliates	1,549	1,459	1,480
Occupancy expense, net	227	230	241
Goodwill impairment (Note 11)	—	616	—
Expense related to certain regulatory matters (Note 28)	—	—	1,381
Other expenses	718	660	618
Total operating expenses	3,424	3,887	4,664
Income (loss) from continuing operations before income tax	298	(182)	(826)
Income tax expense (benefit)	(56)	156	422
Income (loss) from continuing operations	354	(338)	(1,248)
Discontinued Operations (Note 3):
Income from discontinued operations before income tax expense	—	—	315
Income tax expense	—	—	112
Income from discontinued operations	—	—	203
Net income (loss)	$354	$(338)	$(1,045)

(1)
During 2014, other-than-temporary impairment ("OTTI") losses on securities held-to-maturity totaling $11 million were recognized in other revenues. There were no OTTI losses in the non-credit component of such impaired securities reflected in accumulated other comprehensive income (loss) ("AOCI"), net of tax. During 2013 and 2012, there were no OTTI losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31,	2014	2013	2012
	(in millions)
Net income (loss)	$354	$(338)	$(1,045)
Net change in unrealized gains (losses), net of tax:
Investment securities	176	(1,010)	109
Other-than-temporarily impaired debt securities held-to-maturity	60	7	—
Derivatives designated as cash flow hedges	(73)	118	28
Pension and post-retirement benefit plans	(5)	8	6
Total other comprehensive income (loss)	158	(877)	143
Comprehensive income (loss)	$512	$(1,215)	$(902)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

At December 31,	2014	2013
	(in millions, except share data)
Assets(1)
Cash and due from banks	$891	$961
Interest bearing deposits with banks	30,807	19,614
Federal funds sold and securities purchased under agreements to resell	1,413	2,119
Trading assets	21,092	28,894
Securities available-for-sale	30,140	54,906
Securities held-to-maturity (fair value of $13.7 billion and $1.5 billion at December 31, 2014 and 2013, respectively)	13,469	1,358
Loans	77,741	67,695
Less – allowance for credit losses	680	606
Loans, net	77,061	67,089
Loans held for sale (includes $152 million and $58 million designated under fair value option at December 31, 2014 and 2013, respectively)	612	230
Properties and equipment, net	247	269
Intangible assets, net	206	295
Goodwill	1,612	1,612
Other assets	7,989	8,140
Total assets	$185,539	$185,487
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$29,715	$29,707
Interest bearing (includes $7.3 billion and $7.7 billion designated under fair value option at December 31, 2014 and 2013, respectively)	71,191	62,903
Deposits in foreign offices:
Noninterest bearing	850	1,364
Interest bearing	14,362	18,634
Total deposits	116,118	112,608
Short-term borrowings	12,795	19,135
Long-term debt (includes $8.8 billion and $7.6 billion designated under fair value option at December 31, 2014 and 2013, respectively)	27,524	22,847
Total debt	156,437	154,590
Trading liabilities	8,164	10,875
Interest, taxes and other liabilities	3,971	3,558
Total liabilities	168,572	169,023
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 713 shares issued and outstanding at December 31, 2014 and 2013)	—	—
Additional paid-in capital	14,170	14,106
Retained earnings	1,233	952
Accumulated other comprehensive loss	(1)	(159)
Total common shareholder’s equity	15,402	14,899
Total shareholders’ equity	16,967	16,464
Total liabilities and shareholders’ equity	$185,539	$185,487

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of December 31, 2014 and 2013 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 25, "Variable Interest Entities," for additional information.

HSBC USA Inc.

At December 31,	2014	2013
	(in millions)
Assets
Interest bearing deposits with banks	$—	$5
Securities held-to-maturity	—	200
Other assets	380	502
Total assets	$380	$707
Liabilities
Long-term debt	92	92
Interest, taxes and other liabilities	75	93
Total liabilities	$167	$185

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

At December 31,	2014	2013	2012
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	14,106	14,123	13,814
Excess of consideration received over book value on sale of London Branch precious metals business to an HSBC affiliate, net of tax	60	—	—
Capital contributions from parent	—	—	312
Employee benefit plans	4	(17)	(3)
Balance at end of period	14,170	14,106	14,123
Retained earnings
Balance at beginning of period	952	1,363	2,481
Net income (loss)	354	(338)	(1,045)
Cash dividends declared on preferred stock	(73)	(73)	(73)
Balance at end of period	1,233	952	1,363
Accumulated other comprehensive income (loss)
Balance at beginning of period	(159)	785	642
Adjustment to add other-than-temporary impairment on securities held-to-maturity due to the consolidation of a variable interest entity, net of tax	—	(67)	—
Other comprehensive income (loss), net of tax	158	(877)	143
Balance at end of period	(1)	(159)	785
Total common shareholder's equity	15,402	14,899	16,271
Total shareholders’ equity	$16,967	$16,464	$17,836
Preferred stock
Number of shares at beginning and end of period	25,947,500	25,947,500	25,947,500
Common stock
Issued
Number of shares at beginning of period	713	713	712
Number of shares of common stock issued to parent	—	—	1
Number of shares at end of period	713	713	713

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2014	2013	2012
	(in millions)
Cash flows from operating activities
Net income (loss)	$354	$(338)	$(1,045)
Income from discontinued operations	—	—	203
Income (loss) from continuing operations	354	(338)	(1,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142	296	321
Gain on sale of branches	—	—	(433)
Goodwill impairment	—	616	—
Provision for credit losses	188	193	293
Deferred income tax provision (benefit)	185	2	39
Other-than-temporary impairment related to securities held-to-maturity	11	—	—
Net realized gains on securities available-for-sale	(122)	(194)	(145)
Realized (gains) losses on securities held-to-maturity	9	(8)	—
Net change in other assets and liabilities	180	(491)	37
Net change in loans held for sale:
Originations of loans	(1,515)	(2,078)	(3,566)
Sales and collection of loans held for sale	1,500	2,464	3,781
Net change in trading assets and liabilities	5,091	(1,844)	8,900
Lower of amortized cost or fair value adjustments on loans held for sale	2	(9)	12
Loss (gain) on instruments designated at fair value and related derivatives	(75)	32	342
Cash provided by (used in) operating activities – continuing operations	5,950	(1,359)	8,333
Cash provided by operating activities – discontinued operations	—	—	34
Net cash provided by (used in) operating activities	5,950	(1,359)	8,367
Cash flows from investing activities
Net change in interest bearing deposits with banks	(11,193)	(6,316)	12,175
Net change in federal funds sold and securities purchased under agreements to resell	706	1,030	(40)
Securities available-for-sale:
Purchases of securities available-for-sale	(19,012)	(32,824)	(37,003)
Proceeds from sales of securities available-for-sale	29,839	35,211	10,547
Proceeds from maturities of securities available-for-sale	3,857	7,954	12,022
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,875)	—	—
Proceeds from sales of securities held-to-maturity	67	79	—
Proceeds from maturities of securities held-to-maturity	762	433	424
Change in loans:
Originations, net of collections	(11,416)	(4,765)	(11,603)
Loans sold to third parties	852	499	186
Cash received in sale of London Branch precious metals business to an affiliate	98	—	—
Net cash used for acquisitions of properties and equipment	(38)	(52)	(17)
Net outflows related to the sale of branches	—	—	(10,137)
Other, net	34	(16)	(48)
Cash provided by (used in) investing activities – continuing operations	(7,319)	1,233	(23,494)
Cash provided by investing activities – discontinued operations	—	—	20,746
Net cash provided by (used in) investing activities	(7,319)	1,233	(2,748)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2014	2013	2012
	(in millions)
Cash flows from financing activities
Net change in deposits	3,327	(5,146)	(9,174)
Debt:
Net change in short-term borrowings	(6,340)	3,787	(1,076)
Issuance of long-term debt	8,067	5,547	7,626
Repayment of long-term debt	(3,686)	(4,370)	(3,445)
Repayment of debt related to the sale and leaseback of 452 Fifth Avenue property	—	—	(8)
Capital contribution from parent	—	—	312
Other increases (decreases) in capital surplus	4	(17)	(3)
Dividends paid	(73)	(73)	(73)
Cash provided by (used in) financing activities – continuing operations	1,299	(272)	(5,841)
Cash used in financing activities – discontinued operations	—	—	(35)
Net cash provided by (used in) financing activities	1,299	(272)	(5,876)
Net change in cash and due from banks	(70)	(398)	(257)
Cash and due from banks at beginning of period	961	1,359	1,616
Cash and due from banks at end of period	$891	$961	$1,359
Supplemental disclosure of cash flow information
Interest paid during the period	$752	$921	$1,085
Net income taxes paid during the period	31	80	578
Supplemental disclosure of non-cash investing activities
Transfer of loans to held for sale	316	79	42
Transfer of securities available-for-sale to securities held-to-maturity	10,985	—	—
Fair value of properties added to real estate owned	50	51	60

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET

At December 31,	2014	2013
	(in millions)
Assets(1)
Cash and due from banks	$890	$953
Interest bearing deposits with banks	29,957	19,062
Federal funds sold and securities purchased under agreements to resell	1,413	2,119
Trading assets	21,084	29,172
Securities available-for-sale	29,642	54,402
Securities held-to-maturity (fair value of $13.7 billion and $1.5 billion at December 31, 2014 and 2013, respectively)	13,465	1,354
Loans	72,991	63,387
Less – allowance for credit losses	680	606
Loans, net	72,311	62,781
Loans held for sale (includes $152 million and $58 million designated under fair value option at December 31, 2014 and 2013, respectively)	612	230
Properties and equipment, net	247	268
Intangible assets, net	206	295
Goodwill	1,612	1,612
Other assets	7,204	7,492
Total assets	$178,643	$179,740
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$37,734	$36,283
Interest bearing (includes $7.3 billion and $7.7 billion designated under fair value option at December 31, 2014 and 2013, respectively)	79,542	66,718
Deposits in foreign offices:
Noninterest bearing	850	1,364
Interest bearing	14,362	18,634
Total deposits	132,488	122,999
Short-term borrowings	8,023	15,756
Long-term debt (includes $2.4 billion and $2.2 billion designated under fair value option at December 31, 2014 and 2013, respectively	6,895	7,698
Total debt	147,406	146,453
Trading liabilities	8,163	11,713
Interest, taxes and other liabilities	4,099	3,365
Total liabilities	159,668	161,531
Shareholders’ equity
Preferred stock	—	—
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,016 shares issued and outstanding at December 31, 2014 and 2013, respectively)	2	2
Additional paid-in capital	16,108	16,045
Retained earnings	2,868	2,311
Accumulated other comprehensive loss	(3)	(149)
Total common shareholder’s equity	18,975	18,209
Total shareholders’ equity	18,975	18,209
Total liabilities and shareholders’ equity	$178,643	$179,740

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of December 31, 2014 and 2013 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC Bank USA, National Association

At December 31,	2014	2013
	(in millions)
Assets
Interest bearing deposits with banks	$—	$5
Securities held-to-maturity	—	200
Other assets	380	502
Total assets	$380	$707
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	75	93
Total liabilities	$167	$185

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	140	16	Fair Value Option	183
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	140	17	Income Taxes	185
3	Discontinued Operations	149	18	Preferred Stock	190
4	Trading Assets and Liabilities	150	19	Accumulated Other Comprehensive Income (Loss)	191
5	Securities	151	20	Share-Based Plans	192
6	Loans	158	21	Pension and Other Postretirement Benefits	193
7	Allowance for Credit Losses	169	22	Related Party Transactions	202
8	Loans Held for Sale	170	23	Business Segments	205
9	Properties and Equipment, Net	171	24	Retained Earnings and Regulatory Capital Requirements	212
10	Intangible Assets	171	25	Variable Interest Entities	213
11	Goodwill	173	26	Guarantee Arrangements, Pledged Assets and Collateral	215
12	Deposits	173	27	Fair Value Measurements	221
13	Short-Term Borrowings	174	28	Litigation and Regulatory Matters	237
14	Long-Term Debt	175	29	Financial Statements of HSBC USA Inc. (Parent)	247
15	Derivative Financial Instruments	176

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

HSBC USA Inc.

We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities, the equity investors lack certain characteristics of a controlling financial interest, or voting rights are not proportionate to the economic interests of equity investors and the entity's activities are conducted primarily on behalf of an investor that has disproportionately few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The Financial Accounting Standards Board deferred the VIE consolidation guidance for certain investment funds, including mutual funds and private equity funds. Therefore, we consider whether we absorb the majority of the expected future risk associated with the fund's assets to determine whether such funds managed by us should be consolidated.
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
Trading Assets and Liabilities Financial instruments utilized in trading activities are stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, using observable inputs where available or quoted prices for instruments with similar characteristics. Where applicable, fair value is determined by reference to quotes provided by multiple independent pricing services. Fair value determined by internal pricing models is regularly substantiated by the price level executed in the market and the internal pricing models used are periodically validated by the Markets Independent Model Review ("IMR") function. Realized and unrealized gains and losses are recognized in trading revenues.
Trading assets and liabilities historically included precious metals deposited by customers with us in exchange for general claims on our physical unallocated precious metals inventory. We measured this inventory and related claims at fair value using the spot prices of the respective underlying metals and recognized changes in spot prices in trading revenue.
Securities Debt securities that we have the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to yield over the contractual lives of the related securities. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in trading revenue.
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

HSBC USA Inc.

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other securities gains, net. When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. For debt securities that we intend to sell or for which it is more likely than not that we will be required to sell before the recovery of its amortized cost basis, the decline in fair value below the security's amortized cost is deemed to be other than temporary and we recognize an other-than-temporary impairment loss in earnings equal to the difference between the security's amortized cost and its fair value. We measure impairment loss for equity securities that are deemed other-than-temporarily impaired in the same manner. For a debt security that we do not intend to sell and for which it is not more likely than not that we will be required to sell prior to recovery of its amortized cost basis, but for which we nonetheless do not expect to recover the entire amortized cost basis of the security, we recognize the portion of the decline in the security's fair value below its amortized cost that represents a credit loss as an other-than-temporary impairment in earnings and the remaining portion of the decline as an other-than-temporary impairment in other comprehensive income. For these debt securities, a new cost basis is established, which reflects the amount of the other-than-temporary impairment loss recognized in earnings.
Loans Loans are stated at amortized cost, which represents the principal amount outstanding, net of unearned income, charge offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. The carrying amount of loans represents their amortized cost reduced by the allowance for credit losses.
Premiums and discounts and purchase accounting fair value adjustments are recognized as adjustments to yield over the expected lives of the related loans. Interest income is recorded based on the effective interest method.
Troubled debt restructurings ("TDR Loans") are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. Interest on these loans is recognized when collection is reasonably assured. For commercial loans, the resumption of interest accrual generally occurs when the borrower has complied with the new payment terms and conditions for six months while maintaining a debt service coverage ratio greater than one with the loan balances fully collateralized. For consumer loans, interest accruals are resumed when the loan becomes current or becomes less than 90 days delinquent and six months of consecutive payments have been made. Modifications resulting in TDR Loans may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest.
Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. Annual fees on MasterCard/Visa credit cards, net of direct lending costs, are deferred and amortized on a straight-line basis over one year.
Nonrefundable fees related to lending activities other than direct loan origination are recognized as other revenues over the period in which the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees are recognized as other revenues over the period the related service is performed.
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

HSBC USA Inc.

An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and TDR Loans. Problem commercial loans are assigned various obligor grades under the allowance for credit losses methodology. In assigning the obligor ratings to a particular loan, among the risk factors considered are the obligor's debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates.
Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. This methodology uses the probability of default from the customer risk rating assigned to each counterparty together with the estimated loss emergence period of the separate portfolios over which the actual loss is to be identified. The "Loss Given Default" rating assigned to each transaction or facility is based on the collateral securing the transaction and the measure of exposure based on the transaction. Specifically, the presence of collateral (secured vs. unsecured), the loan-to-value ratio and the quality of the collateral are the primary drivers of Loss Given Default. A separate reserve for credit losses associated with off-balance sheet exposures including unfunded lending commitments such as letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type in relation to internal customer credit grading.
Probable incurred losses for pools of homogeneous consumer loans and certain small business loans other than TDR Loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. In addition, loss reserves are maintained on consumer and commercial receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on receivables include, as appropriate, growth, including expansion into new lending markets, geographic and customer concentrations, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as industry and business performance and trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, model imprecision, changes in underwriting practices, current levels of charge-off and delinquencies, changes in laws and regulations, customer concentration and other items which can affect payment patterns on outstanding loans such as natural disasters. We also consider key ratios such as allowance as a percentage of loans, allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
Provisions for credit losses on commercial and consumer TDR Loans are determined using a discounted cash flow impairment analysis or in the case of certain loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of TDR Loans as well as for recording impairment. Under this new guidance, we determined that substantially all consumer loans modified as a result of financial difficulty, including all modifications with trial periods regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. For residential mortgage loans purchased from HSBC Finance Corporation ("HSBC Finance"), we determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered TDR Loans. We believe that multiple or later stage delinquency re-ages or a need for a modification to any of the loan terms other than to provide a market rate of interest provides evidence that the borrower is experiencing financial difficulty. Prior to 2011, substantially all consumer loans that had been granted a modification greater than twelve months were considered TDR Loans. Modifications may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest. As a result of regulatory guidance adopted in the fourth quarter of 2012, TDR Loans also include loans discharged under Chapter 7 bankruptcy and not re-affirmed.
TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized when collection is reasonably assured. For consumer loans, once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if a TDR Loan subsequently performs in accordance with the new terms and such terms

HSBC USA Inc.

represent current market rates at the time of restructure, such loan will be no longer be reported as a TDR Loan beginning in the year after restructure.
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
Loans are generally categorized as nonaccruing when contractually delinquent for more than three months and in the opinion of management, reasonable doubt exists with respect to the ultimate collectibility of interest or principal based on certain factors including the period of time past due and adequacy of collateral. When classified as nonaccruing, any accrued interest recorded on the loan is generally deemed uncollectible and reversed against income. Interest income is subsequently recognized only to the extent of cash received until the loan is placed on accrual status. In instances where there is doubt as to collectibility of principal, interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are current and future payments are reasonably assured.

Residential Mortgage Loans
Carrying amounts in excess of fair value less costs to sell are generally charged off at the time foreclosure is initiated or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is generally charged off no later than the end of the month in which the account becomes six months contractually delinquent.(1)

Loans are generally designated as nonaccruing when contractually delinquent for more than three months. When classified as nonaccruing, any accrued interest on the loan is generally deemed uncollectible and reversed against income. Interest accruals are resumed when the loan either becomes current or becomes less than three months delinquent and six months of consecutive payments have been made.

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

HSBC USA Inc.

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
Payments received on commercial nonaccrual loans are generally applied to reduce the principal balance of such loans. For consumer nonaccrual loans, payments are generally applied first to reduce the current interest on the earliest payment due with any remainder applied to reduce the principal balance associated with that payment date.
Loans Held for Sale With the exception of certain commercial loans for which the fair value option has been elected, certain residential mortgage whole loans, consumer receivables and commercial loans are classified as held for sale and are accounted for at the lower of cost or fair value. Where available, we measure held-for-sale residential mortgage whole loans based on transaction prices of similar loan portfolios observed in the whole loan market with adjustments made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return. Increases in the valuation allowance utilized to adjust held-for-sale loans to fair value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated statement of income (loss). Receivables are classified as held for sale when management no longer intends, or no longer has the ability, to hold the receivables for the foreseeable future or until maturity or payoff. While receivables are held for sale, the carrying amounts of any unearned income, unamortized deferred fees or costs (on originated receivables), or discounts and premiums (on purchased receivables) are not amortized into earnings.
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
Mortgage Servicing Rights Residential mortgage servicing rights ("MSRs") are measured at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur.
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
We use certain derivative financial instruments, including futures, options and interest rate swaps, to protect against a decline in the economic value of MSRs. These instruments have not been designated as qualifying hedges and are therefore recorded as trading assets that are marked-to-market through earnings.
Goodwill Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment at a minimum on an annual basis at the reporting unit level using discounted cash flow and market approaches. The market approach focuses on valuation multiples for reasonably

HSBC USA Inc.

similar publicly traded companies and also considers recent market transactions, while the discounted cash flows method utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment is reviewed as of an interim date if circumstances indicate that it is more likely than not that the carrying amount of a reporting unit is above fair value. The carrying amount of a reporting unit is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk-weighted assets a capital charge that, prior to the fourth quarter of 2013, was consistent with Basel 2.5 requirements, and additionally, allocating to that unit the remaining carrying amount of HUSI's net assets that is attributable to that unit. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first Comprehensive Capital Analysis and Review ("CCAR") submission and HSBC Bank USA's first Dodd-Frank Act Stress Testing ("DFAST") submission along with the finalization of Basel III rules, we moved to manage our businesses to the higher Basel III common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III requirements. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.
Repossessed Collateral Non-financial collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or the collateral's fair value less estimated costs to sell and is reported in other assets. Once a property is classified as real estate owned ("REO"), we do not consider the losses on past sales of foreclosed properties when determining the fair value of any collateral during the period it is held in REO. Any subsequent declines in fair value less estimated costs to sell are recorded through a valuation allowance. Recoveries in fair value less estimated costs to sell are recognized as a reduction of the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.
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
We also accept collateral, primarily as part of various transactions involving security resale agreements. Non-cash collateral accepted by us, including collateral that we can sell or re-pledge, is excluded from our consolidated balance sheet. If we resell the collateral, we recognize the proceeds and a liability to return the collateral.
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

HSBC USA Inc.

Earnings volatility may result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements under U.S. GAAP as well as from the hedge ineffectiveness associated with the qualifying hedges.
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

HSBC USA Inc.

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
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for state tax credits and state net operating losses. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America consolidated level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.
Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes. The methodology generally allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the HNAH Group’s consolidated deferred tax asset against which the valuation allowance is being recorded.
Further evaluation is performed at the HSBC USA legal entity level to evaluate the need for a valuation allowance where we file separate company state income tax returns. Foreign taxes paid are applied as credits to reduce federal income taxes payable, to the extent that such credits can be utilized.
We recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income (loss) and recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income (loss).
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

HSBC USA Inc.

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

•
Accounting for Investments in Qualified Housing Projects In January 2014, the FASB issued an ASU which permits, but does not require, an investor to amortize its Low Income Housing Tax Credit ("LIHTC") investments in proportion to the allocated Low Income Housing Federal tax benefits and present such tax benefits net of investment amortization in the income tax line. The ASU is effective for fiscal years beginning after December 15, 2014 to be applied retrospectively with early adoption permitted. We elected to early adopt the ASU on January 1, 2014 due to its improvement in the presentation of the economic benefits of this investment class. The early adoption of the ASU required the previous periods to also be restated and resulted in a reduction to operating expenses of approximately $85 million in each of the three years ended December 31, 2014, 2013 and 2012 with a corresponding increase to income tax expense. There was no overall impact to net income.

•
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity In April 2014, the FASB issued an ASU which changes the criteria for determining whether a disposition qualifies for discontinued operations presentation and requires enhanced disclosures about discontinued operations and significant dispositions that do not qualify for discontinued operations reporting. Under the ASU, only disposals representing a strategic shift that has (or will have) a major effect on an entity's operations or financial results, such as a disposal of a major geographic area, a major line of business, a major equity method investment or other major parts of an entity, are required to be presented as discontinued operations. The ASU will be effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual and interim periods beginning January 1, 2015. We elected to early adopt the ASU in connection with the sale of our London Branch precious metals custody and clearing business in the fourth quarter of 2014. Under the new ASU, the disposition of this business does not qualify for discontinued operations presentation.

3. Discontinued Operations

2011 Discontinued Operations:
Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA and other wholly-owned affiliates, entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation ("Capital One"). This transaction was completed on May 1, 2012. The sale included our General Motors ("GM") and Union Plus ("UP") credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Prior to completing the transaction, we recorded lower of amortized cost or fair value adjustments on these receivables, which prior to the sale were classified as held for sale on our balance sheet as a component of assets of discontinued operations, which totaled $1.0 billion, of which $440 million was recorded in 2012 and $604 million was recorded in 2011, and is reflected in net interest income and other revenues in the table below. These fair value adjustments were largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization were no longer recorded. The total final cash consideration allocated to us was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value. The sale to Capital One did not include credit card receivables associated with HSBC Bank USA's legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables were included as part of the branch sale to First Niagara Bank, N.A ("First Niagara") in 2012 and HSBC Bank USA continues to offer credit cards to its customers. No significant one-time closure costs were incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio. In September 2013, the outsourcing arrangement with Capital One ended and we resumed the servicing of our remaining credit card portfolio.
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

HSBC USA Inc.

Following the completion of the sale in May of 2012, there was no remaining impact on our results related to the discontinued credit cards operations. The following table summarizes the results of our discontinued credit card operations for the periods presented:

Year Ended December 31,	2014	2013	2012
	(in millions)
Net interest income and other revenues (1)	$—	$—	$541
Income from discontinued operations before income tax	—	—	315

(1)
Interest expense was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

At December 31, 2014 and 2013 there were no remaining assets and liabilities of our discontinued credit cards operations reported on our consolidated balance sheet.
Disposals that do not qualify for Discontinued Operations reporting:
On December 19, 2014, we sold our Global Banking and Markets ("GB&M") London precious metals custody and clearing business to HSBC Bank plc. As the sale of this business was between affiliates under common control, the consideration received in excess of our carrying value resulted in an increase to additional paid-in-capital, net of tax, of $60 million. The sale resulted in a decrease of approximately $3.0 billion of trading assets, $320 million of loans, $440 million of deposits, $370 million of short-term borrowings and $3.0 billion of trading liabilities from September 30, 2014 levels. Income before taxes of this business was $20 million, $30 million and $49 million for 2014, 2013 and 2012, respectively.

4.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

At December 31,	2014	2013
	(in millions)
Trading assets:
U.S. Treasury	$2,675	$1,344
U.S. Government agency issued or guaranteed	3	19
U.S. Government sponsored enterprises(1)	45	159
Obligations of U.S. states and political subdivisions	591	25
Asset backed securities	481	481
Corporate and foreign bonds	9,681	9,099
Other securities	22	25
Precious metals	1,992	11,751
Derivatives	5,602	5,991
	$21,092	$28,894
Trading liabilities:
Securities sold, not yet purchased	$683	$308
Payables for precious metals	22	3,826
Derivatives	7,459	6,741
	$8,164	$10,875

(1)
Includes mortgage backed securities of $45 million and $133 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") and $0 million and $26 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the fair value of derivatives included in trading assets has been reduced by $4,811 million and $3,870 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

HSBC USA Inc.

At December 31, 2014 and 2013, the fair value of derivatives included in trading liabilities has been reduced by $1,724 million and $2,116 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 15, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

5. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$11,793	$276	$(58)	$12,011
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	520	5	(1)	524
Collateralized mortgage obligations	35	—	—	35
Direct agency obligations	3,995	217	(6)	4,206
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,985	101	(27)	8,059
Collateralized mortgage obligations	329	3	(2)	330
Obligations of U.S. states and political subdivisions	661	10	(4)	667
Asset backed securities collateralized by:
Commercial mortgages	43	—	—	43
Home equity	97	—	(8)	89
Other	110	—	(16)	94
Foreign debt securities(2)	3,921	6	(12)	3,915
Equity securities	165	3	(1)	167
Total available-for-sale securities	$29,654	$621	$(135)	$30,140
Securities held-to-maturity:(5)
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$4,868	$120	$(1)	$4,987
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,700	53	(1)	3,752
Collateralized mortgage obligations	4,867	54	(1)	4,920
Obligations of U.S. states and political subdivisions	23	1	—	24
Asset-backed securities collateralized by residential mortgages	11	1	—	12
Total held-to-maturity securities	$13,469	$229	$(3)	$13,695

HSBC USA Inc.

December 31, 2013	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$27,716	$—	$391	$(113)	$27,994
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	159	—	—	(14)	145
Collateralized mortgage obligations	41	—	—	(1)	40
Direct agency obligations	4,115	—	225	(16)	4,324
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,304	—	40	(342)	10,002
Collateralized mortgage obligations	6,584	—	17	(154)	6,447
Obligations of U.S. states and political subdivisions	755	—	12	(25)	742
Asset backed securities collateralized by:
Residential mortgages	1	—	—	—	1
Commercial mortgages	125	—	1	—	126
Home equity	263	—	—	(36)	227
Other	100	—	—	(6)	94
Foreign debt securities(2)	4,607	—	10	(15)	4,602
Equity securities	165	—	2	(5)	162
Total available-for-sale securities	$54,935	$—	$698	$(727)	$54,906
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$845	$—	$88	$—	$933
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	52	—	8	—	60
Collateralized mortgage obligations	214	—	24	—	238
Obligations of U.S. states and political subdivisions	29	—	1	—	30
Asset-backed securities collateralized by residential mortgages	18	—	1	—	19
Asset-backed securities and other debt securities held by a consolidated VIE(4)	304	(104)	19	—	219
Total held-to-maturity securities	$1,462	$(104)	$141	$—	$1,499

(1)
Includes securities at amortized cost of $521 million and $167 million issued or guaranteed by FNMA at December 31, 2014 and 2013, respectively, and $34 million and $33 million issued or guaranteed by FHLMC at December 31, 2014 and 2013, respectively.

(2)
At December 31, 2014 and 2013, foreign debt securities consisted of $689 million and $1,101 million, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $3,185 million and $398 million issued or guaranteed by FNMA at December 31, 2014 and 2013, respectively, and $1,683 million and $447 million issued and guaranteed by FHLMC at December 31, 2014 and 2013, respectively.

(4)
Relates to securities held by Bryant Park Funding LLC ("Bryant Park"), a variable interest entity which was consolidated in 2013. During the fourth quarter of 2014, the securities underlying Bryant Park were sold and the related agreements were terminated. See Note 25, "Variable Interest Entities" for additional information.

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

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of December 31, 2014 and 2013 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
December 31, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(47)	$3,459	4	$(11)	$1,546
U.S. Government sponsored enterprises	2	(1)	128	24	(6)	391
U.S. Government agency issued or guaranteed	30	(20)	2,046	10	(9)	213
Obligations of U.S. states and political subdivisions	34	(2)	146	23	(2)	194
Asset backed securities	1	—	3	9	(24)	199
Foreign debt securities	5	(9)	1,805	3	(3)	898
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	79	$(80)	$7,745	73	$(55)	$3,441
Securities held-to-maturity:
U.S. Government sponsored enterprises	144	$(1)	$394	47	$—	$—
U.S. Government agency issued or guaranteed	103	(2)	985	800	—	2
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	247	$(3)	$1,379	850	$—	$3

	One Year or Less			Greater Than One Year
December 31, 2013	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	22	$(82)	$16,958	6	$(31)	$630
U.S. Government sponsored enterprises	23	(12)	400	20	(19)	356
U.S. Government agency issued or guaranteed	170	(494)	10,243	5	(2)	23
Obligations of U.S. states and political subdivisions	42	(19)	330	5	(6)	65
Asset backed securities	3	(6)	115	10	(36)	237
Foreign debt securities	1	—	50	7	(15)	2,916
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	262	$(618)	$28,250	53	$(109)	$4,227
Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$—	$—	48	$—	$—
U.S. Government agency issued or guaranteed	79	—	—	859	—	2
Obligations of U.S. states and political subdivisions	7	—	4	2	—	1
Securities held-to-maturity	99	$—	$4	909	$—	$3
Net unrealized gains and losses increased within the available-for-sale portfolio in 2014 due to the transfer of certain securities from available-for-sale to held-to-maturity discussed above, a decrease in yields on U.S. Government agency securities and U.S.

HSBC USA Inc.

Treasury securities during 2014 and sales of U.S. government agency mortgage-backed securities and other asset-backed securities that were in a net unrealized loss position at December 31, 2013.
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At December 31, 2013, we had held-to-maturity asset backed securities that were previously determined to be other-than-temporarily impaired which totaled $200 million. During the fourth quarter of 2014, the securities underlying Bryant Park were sold in response to requests received from other participants and the related agreements were terminated. As a result, we do not consider any of our debt securities to be other-than-temporarily impaired at December 31, 2014 as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
Other-Than-Temporary Impairment  On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if its fair value is less than its amortized cost at the reporting date. If impaired, we assess whether the impairment is other-than-temporary.
If we intend to sell the debt security or if it is more-likely-than-not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is considered other-than-temporary and the unrealized loss is recorded in earnings. An impairment is also considered other-than-temporary if a credit loss exists (i.e., the present value of the expected future cash flows is less than the amortized cost basis of the debt security). In the event a credit loss exists, the credit loss component of an other-than-temporary impairment is recorded in earnings while the remaining portion of the impairment loss attributable to factors other than credit loss is recognized, net of tax, in other comprehensive income.
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

•
The credit protection features embedded within the instrument, which includes but is not limited to credit subordination positions, payment structure, over collateralization, protective triggers and financial guarantees provided by third parties;

•
Changes in the near term prospects of the issuer or the underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

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
During 2014, none of our debt securities were determined to have initial other-than-temporary impairment while two held-to-maturity asset-backed debt securities, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component. The additional credit losses associated with the impaired debt securities, which reflects the excess of amortized cost over the present value of expected future cash flows, was $11 million during 2014 and was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income. During 2013, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.

HSBC USA Inc.

At December 31, 2013, the excess of discounted future cash flows over fair value, representing the non-credit component of the unrealized loss associated with other-than-temporary impaired securities which is recognized in accumulated other comprehensive income (loss), was $104 million. During the fourth quarter of 2014, the securities underlying Bryant Park were sold and the related agreements were terminated. As a result, there were no non-credit component unrealized loss amounts recognized in accumulated other comprehensive income at December 31, 2014.
The following table summarizes the rollforward of credit losses which have been recognized in income on other-than-temporary impaired securities that we do not intend to sell nor will likely be required to sell:

Year Ended December 31,	2014	2013
	(in millions)
Beginning balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$61	$—
Credit losses previously recognized on held-to-maturity debt securities of a VIE consolidated during 2013	—	61
Increase in credit losses for which an other-than-temporary impairment was previously recognized	11	—
Reduction of credit losses previously recognized on held-to-maturity debt securities due to closure of a VIE	(72)	—
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$—	$61
At December 31, 2014, we held 15 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $183 million of the total aggregate fair value of asset-backed securities of $226 million at December 31, 2014. The gross unrealized losses on these monoline wrapped securities were $23 million at December 31, 2014. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2014 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $89 million.
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
A credit downgrade to non-investment grade is a key but not the only factor in determining the credit risk or the monoline insurer’s ability to fulfill its contractual obligation under the financial guarantee arrangement. Although a monoline may have been down-graded by the credit rating agencies or have been ordered to commute its operations by the insurance commissioners, it may retain the ability and the obligation to continue to pay claims in the near term. We evaluate the short-term liquidity of and the ability to pay claims by the monoline insurers in estimating the amounts of cash flows expected to be collected from specific asset-backed securities for the purpose of assessing and measuring credit loss. We did not consider the value of the monoline wrap of any non-investment grade monoline insurer at December 31, 2014 and 2013.

HSBC USA Inc.

Realized Gains (Losses) The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Year Ended December 31,	2014	2013	2012
	(in millions)
Gross realized gains	$201	$314	$260
Gross realized losses	(79)	(120)	(115)
Net realized gains	$122	$194	$145
During the fourth quarter of 2014, the securities underlying Bryant Park were sold and the related agreements, which had a total carrying value of $76 million at September 30, 2014, were terminated and we recognized a loss of $9 million. These sales were in response to requests we received from the other participants to sell the securities underlying Bryant Park and were executed in connection with the closure of the Bryant Park facility. Therefore, these sales did not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.
During 2013, we sold six asset-backed securities out of our held-to-maturity portfolio with a total carrying value of $71 million and recognized a gain of $8 million. These sales were in response to the significant credit deterioration which had occurred on these securities which had been classified as substandard for regulatory reporting purposes and, therefore, these disposals did not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.

HSBC USA Inc.

Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2014 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2014, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2014. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,155.87%		$7,387.84%		$1,457	3.20%	$1,794	3.41%
U.S. Government sponsored enterprises	—	—	1,944	3.16	1,417	3.24	1,189	3.19
U.S. Government agency issued or guaranteed	—	—	10	4.22	44	3.89	8,260	2.81
Obligations of U.S. states and political subdivisions	—	—	113	4.13	298	2.99	250	3.69
Asset backed securities	—	—	—	—	—	—	250	3.33
Foreign debt securities	108	2.92	3,813	1.60	—	—	—	—
Total amortized cost	$1,263	1.05%	$13,267	1.43%	$3,216	3.21%	$11,743	2.97%
Total fair value	$1,270		$13,341		$3,428		$11,934
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$92	1.38%	$406	2.85%	$4,370	3.10%
U.S. Government agency issued or guaranteed	—	—	2	7.64	49	2.64	8,516	2.42
Obligations of U.S. states and political subdivisions	3	5.00	10	3.95	6	3.83	4	5.35
Asset backed securities	—	—	—	—	—	—	11	6.39
Total amortized cost	$3	5.02%	$104	1.66%	$461	2.84%	$12,901	2.66%
Total fair value	$3		$103		$472		$13,117

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $108 million and $483 million, respectively, were included in other assets at December 31, 2014. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $139 million and $483 million, respectively, were included in other assets at December 31, 2013.

HSBC USA Inc.

6. Loans

Loans consisted of the following:

At December 31,	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$10,300	$9,034
Business and corporate banking	17,819	14,446
Global banking(1)	26,387	21,625
Other commercial	3,581	3,389
Total commercial	58,087	48,494
Consumer loans:
Residential mortgages	16,661	15,826
Home equity mortgages	1,784	2,011
Credit cards	720	854
Other consumer	489	510
Total consumer	19,654	19,201
Total loans	$77,741	$67,695

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,821 million and $5,328 million at December 31, 2014 and 2013, respectively. See Note 22, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of shareholders’ equity at either December 31, 2014 or 2013.
Net deferred origination fees totaled $34 million and $23 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, we had a net unamortized premium on our loans of $10 million and $16 million, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at December 31, 2014 and 2013. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At December 31, 2014	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$25	$22	$47	$10,253	$10,300
Business and corporate banking	32	9	41	17,778	17,819
Global banking	—	—	—	26,387	26,387
Other commercial	15	6	21	3,560	3,581
Total commercial	72	37	109	57,978	58,087
Consumer loans:
Residential mortgages	390	931	1,321	15,340	16,661
Home equity mortgages	21	56	77	1,707	1,784
Credit cards	11	10	21	699	720
Other consumer	9	9	18	471	489
Total consumer	431	1,006	1,437	18,217	19,654
Total loans	$503	$1,043	$1,546	$76,195	$77,741

	Past Due		Total Past Due 30 Days or More
At December 31, 2013	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$6	$58	$64	$8,970	$9,034
Business and corporate banking	48	36	84	14,362	14,446
Global banking	8	3	11	21,614	21,625
Other commercial	27	9	36	3,353	3,389
Total commercial	89	106	195	48,299	48,494
Consumer loans:
Residential mortgages	443	1,037	1,480	14,346	15,826
Home equity mortgages	28	59	87	1,924	2,011
Credit cards	16	14	30	824	854
Other consumer	12	13	25	485	510
Total consumer	499	1,123	1,622	17,579	19,201
Total loans	$588	$1,229	$1,817	$65,878	$67,695

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Contractual Maturities  Contractual maturities of loans were as follows:

	At December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Commercial loans:
Construction and other real estate	$3,455	$1,205	$1,104	$1,673	$1,811	$1,052	$10,300
Business and corporate banking	5,977	2,084	1,910	2,894	3,133	1,821	17,819
Global banking	8,851	3,086	2,829	4,285	4,640	2,696	26,387
Other commercial	1,200	419	384	582	630	366	3,581
Consumer loans:
Residential mortgages	1,584	401	397	411	404	13,464	16,661
Home equity mortgages(1)	622	435	263	160	99	205	1,784
Credit cards(2)	—	720	—	—	—	—	720
Other consumer	262	223	3	—	—	1	489
Total	$21,951	$8,573	$6,890	$10,005	$10,717	$19,605	$77,741

(1)	Home equity mortgage maturities reflect estimates based on historical payment patterns.

(2)	As credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2014
	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$5,616	$4,221
Receivables at floating or adjustable rates	30,569	15,384
Total	$36,185	$19,605

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans totaled $1,101 million and $1,305 million at December 31, 2014 and 2013, respectively. For an analysis of reserves for credit losses, see Note 7, "Allowance for Credit Losses." Nonaccrual loans and accruing receivables 90 days or more delinquent consisted of the following:

At December 31,	2014	2013
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$65	$166
Business and corporate banking	74	21
Global banking	—	65
Other commercial	—	2
Commercial nonaccrual loans held for sale	43	—
Total commercial	182	254
Consumer:
Residential mortgages	847	949
Home equity mortgages	68	77
Total residential mortgages(1)(2)(3)	915	1,026
Consumer nonaccrual loans held for sale	4	25
Total consumer loans	919	1,051
Total nonaccruing loans	1,101	1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	5
Other commercial	—	1
Total commercial	1	6
Consumer:
Credit card receivables	10	14
Other consumer	10	14
Total consumer loans	20	28
Total accruing loans contractually past due 90 days or more	21	34
Total nonperforming loans	$1,122	$1,339

(1)
At December 31, 2014 and 2013, residential mortgage loan nonaccrual balances include $817 million and $841 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

Year Ended December 31,	2014	2013	2012
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$96	$107	$125
Interest income that was recorded on nonaccrual loans and included in interest income during the period	23	23	13

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest . A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the years ended 2014, 2013 and 2012 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about receivables which were modified during 2014, 2013 and 2012 and as a result of this action became classified as TDR Loans:

Year Ended December 31,	2014	2013	2012
	(in millions)
Commercial loans:
Construction and other real estate	$5	$59	$78
Business and corporate banking	16	4	21
Global banking	—	51	—
Other commercial	10	—	—
Total commercial	31	114	99
Consumer loans:
Residential mortgages	157	225	451
Home equity mortgages	4	5	1
Credit cards	5	2	4
Total consumer	166	232	456
Total	$197	$346	$555
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during 2014, 2013 and 2012 was 1.64 percent, 1.94 percent and 1.85 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

At December 31,	2014	2013
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$186	$292
Business and corporate banking	24	21
Global banking	—	51
Other commercial	—	25
Total commercial	210	389
Consumer loans:
Residential mortgages(3)	972	953
Home equity mortgages(3)	20	20
Credit cards	6	8
Total consumer	998	981
Total TDR Loans(4)	$1,208	$1,370
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$4	$16
Business and corporate banking	5	1
Total commercial	9	17
Consumer loans:
Residential mortgages	43	66
Home equity mortgages	2	2
Credit cards	2	2
Total consumer	47	70
Total allowance for credit losses for TDR Loans	$56	$87

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $85 million and $92 million at December 31, 2014 and 2013, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

At December 31,	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$201	$309
Business and corporate banking	51	60
Global banking	—	51
Other commercial	—	28
Total commercial	252	448
Consumer loans:
Residential mortgages	1,139	1,113
Home equity mortgages	44	40
Credit cards	6	8
Total consumer	1,189	1,161
Total	$1,441	$1,609

HSBC USA Inc.

(3)
Includes $763 million and $706 million at December 31, 2014 and 2013, respectively, of loans, primarily residential mortgages, that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	Includes $485 million and $528 million at December 31, 2014 and 2013, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.
The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Year Ended December 31,	2014	2013	2012
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$224	$349	$360
Business and corporate banking	24	44	91
Global banking	10	20	—
Other commercial	7	28	33
Total commercial	265	441	484
Consumer loans:
Residential mortgages	942	902	722
Home equity mortgages	19	20	16
Credit cards	8	11	16
Total consumer	969	933	754
Total average balance of TDR Loans	$1,234	$1,374	$1,238
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$10	$12	$8
Business and corporate banking	1	—	—
Other commercial	—	3	4
Total commercial	11	15	12
Consumer loans:
Residential mortgages	36	32	32
Home equity mortgages	1	1	1
Credit cards	—	1	1
Total consumer	37	34	34
Total interest income recognized on TDR Loans	$48	$49	$46
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the years ended December 31, 2014 and 2013:

Year Ended December 31,	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$12	$12
Business and corporate banking	2	2
Total commercial	14	14
Consumer loans:
Residential mortgages	34	43
Home equity mortgages	—	1
Total consumer	34	44
Total	$48	$58

HSBC USA Inc.

Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At December 31, 2014
Construction and other real estate	$18	$179	$197	$5
Business and corporate banking	72	18	90	24
Global banking	—	—	—	—
Other commercial	2	6	8	1
Total commercial	$92	$203	$295	$30
At December 31, 2013
Construction and other real estate	$122	$211	$333	$32
Business and corporate banking	28	12	40	3
Global banking	14	51	65	5
Other commercial	1	42	43	—
Total commercial	$165	$316	$481	$40

(1)	Includes impaired commercial loans that are also considered TDR Loans which totaled $210 million and $389 million at December 31, 2014 and 2013, respectively.

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

At December 31,	2014	2013
	(in millions)
Construction and other real estate	$224	$380
Business and corporate banking	122	91
Global banking	—	123
Other commercial	8	47
Total commercial	$354	$641
The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Year Ended December 31,	2014	2013	2012
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$241	$422	$602
Business and corporate banking	48	63	119
Global banking	13	37	86
Other commercial	18	64	86
Total average balance of impaired commercial loans	$320	$586	$893
Interest income recognized on impaired commercial loans:
Construction and other real estate	$10	$13	$11
Business and corporate banking	2	—	5
Other commercial	—	5	4
Total interest income recognized on impaired commercial loans	$12	$18	$20

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications are based on the risk rating standards of our regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At December 31, 2014
Construction and other real estate	$310	$230	$7	$547
Business and corporate banking	1,001	238	22	1,261
Global banking	1,770	202	—	1,972
Other commercial	1	6	—	7
Total commercial	$3,082	$676	$29	$3,787
At December 31, 2013
Construction and other real estate	$351	$346	$30	$727
Business and corporate banking	557	156	2	715
Global banking	367	112	5	484
Other commercial	79	33	—	112
Total commercial	$1,354	$647	$37	$2,038
The increase in special mention commercial loans at December 31, 2014 was largely due to the downgrade of a single customer relationship.
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2014
Construction and other real estate	$10,235	$65	$—	$10,300
Business and corporate banking	17,744	74	1	17,819
Global banking	26,387	—	—	26,387
Other commercial	3,581	—	—	3,581
Total commercial	$57,947	$139	$1	$58,087
At December 31, 2013
Construction and other real estate	$8,868	$166	$—	$9,034
Business and corporate banking	14,420	21	5	14,446
Global banking	21,560	65	—	21,625
Other commercial	3,386	2	1	3,389
Total commercial	$48,234	$254	$6	$48,494

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At December 31, 2014
Construction and other real estate	$7,820	$2,480	$10,300
Business and corporate banking	8,835	8,984	17,819
Global banking	23,400	2,987	26,387
Other commercial	1,873	1,708	3,581
Total commercial	$41,928	$16,159	$58,087
At December 31, 2013
Construction and other real estate	$6,069	$2,965	$9,034
Business and corporate banking	7,279	7,167	14,446
Global banking	18,636	2,989	21,625
Other commercial	1,583	1,806	3,389
Total commercial	$33,567	$14,927	$48,494

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	December 31, 2014		December 31, 2013
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages	$1,013	6.07%	$1,208	7.59%
Home equity mortgages	62	3.48	68	3.38
Total residential mortgages(1)	1,075	5.82	1,276	7.11
Credit cards	14	1.94	21	2.46
Other consumer	14	2.52	19	3.32
Total consumer	$1,103	5.59%	$1,316	6.80%

(1)
At December 31, 2014 and 2013, residential mortgage loan delinquency includes $936 million and $1,074 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC USA Inc.

Nonperforming   The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2014
Residential mortgages	$15,814	$847	$—	$16,661
Home equity mortgages	1,716	68	—	1,784
Total residential mortgages	17,530	915	—	18,445
Credit cards	710	—	10	720
Other consumer	479	—	10	489
Total consumer	$18,719	$915	$20	$19,654
At December 31, 2013
Residential mortgages	$14,877	$949	$—	$15,826
Home equity mortgages	1,934	77	—	2,011
Total residential mortgages	16,811	1,026	—	17,837
Credit cards	840	—	14	854
Other consumer	496	—	14	510
Total consumer	$18,147	$1,026	$28	$19,201
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At December 31, 2014 and 2013, our loan portfolio included interest-only residential mortgage loans totaling $3,531 million and $3,643 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

7.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2014, 2013 and 2012:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Year Ended December 31, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	2	174	47	(7)	(40)	(14)	23	3	188
Charge offs	(24)	(19)	(8)	(1)	(55)	(13)	(41)	(8)	(169)
Recoveries	3	8	—	9	16	10	7	2	55
Net (charge offs) recoveries	(21)	(11)	(8)	8	(39)	(3)	(34)	(6)	(114)
Allowance for credit losses – end of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Ending balance: collectively evaluated for impairment	$84	$251	$107	$20	$64	$30	$37	$10	$603
Ending balance: individually evaluated for impairment	5	24	—	1	43	2	2	—	77
Total allowance for credit losses	$89	$275	$107	$21	$107	$32	$39	$10	$680

Loans:
Collectively evaluated for impairment	$10,103	$17,729	$26,387	$3,573	$14,926	$1,709	$714	$489	$75,630
Individually evaluated for impairment(1)	197	90	—	8	224	5	6	—	530
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,511	70	—	—	1,581
Total loans	$10,300	$17,819	$26,387	$3,581	$16,661	$1,784	$720	$489	$77,741

Year Ended December 31, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged (credited) to income	(7)	48	26	(5)	42	54	32	3	193
Charge offs	(62)	(42)	—	—	(78)	(52)	(41)	(13)	(288)
Recoveries	15	9	1	8	12	2	4	3	54
Net (charge offs) recoveries	(47)	(33)	1	8	(66)	(50)	(37)	(10)	(234)
Allowance for credit losses – end of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Ending balance: collectively evaluated for impairment	$76	$109	$63	$20	$120	$47	$48	$13	$496
Ending balance: individually evaluated for impairment	32	3	5	—	66	2	2	—	110
Total allowance for credit losses	$108	$112	$68	$20	$186	$49	$50	$13	$606

Loans:
Collectively evaluated for impairment	$8,701	$14,420	$21,560	$3,346	$14,034	$1,924	$846	$510	$65,341
Individually evaluated for impairment(1)	333	26	65	43	247	20	8	—	742
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,545	67	—	—	1,612
Total loans	$9,034	$14,446	$21,625	$3,389	$15,826	$2,011	$854	$510	$67,695

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Year Ended December 31, 2012
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged (credited) to income	(33)	48	14	(10)	114	72	67	21	293
Charge offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	(25)	(452)
Recoveries	19	8	1	7	11	—	11	6	63
Net (charge offs) recoveries	(17)	(29)	(104)	6	(96)	(79)	(51)	(19)	$(389)
Allowance for credit losses – end of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Ending balance: collectively evaluated for impairment	$76	$87	$41	$17	$105	$41	$50	$20	$437
Ending balance: individually evaluated for impairment	86	10	—	—	105	4	5	—	210
Total allowance for credit losses	$162	$97	$41	$17	$210	$45	$55	$20	$647
Loans:
Collectively evaluated for impairment	$7,960	$12,502	$19,991	$3,000	$13,633	$2,233	$801	$598	$60,718
Individually evaluated for impairment(1)	497	106	18	76	331	21	14	—	1,063
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,407	70	—	—	1,477
Total loans	$8,457	$12,608	$20,009	$3,076	$15,371	$2,324	$815	$598	$63,258

(1)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $763 million, $706 million and $608 million at December 31, 2014, 2013 and 2012, respectively.

8. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2014	2013
	(in millions)
Commercial loans	$528	$76
Consumer loans:
Residential mortgages	18	91
Other consumer	66	63
Total consumer	84	154
Total loans held for sale	$612	$230
We originate commercial loans in connection with our participation in a number of syndicated credit facilities with the intent of selling the loans to unaffiliated third parties and, beginning in 2014, we purchase leveraged commercial loans from the secondary market and hold the loans as hedges against our exposure to certain total return swaps. These commercial syndicated and leveraged loans are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under the fair value option. The fair value of commercial loans held for sale under these programs was $152 million and $58 million at December 31, 2014 and 2013, respectively. See Note 16, "Fair Value Option," for additional information.
Commercial loans held for sale also includes $276 million of global banking loans at December 31, 2014, which were transferred to held for sale during 2014, as well as commercial real estate loans totaling $100 million and $18 million at December 31, 2014 and 2013, respectively.

HSBC USA Inc.

We sell all our agency eligible loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $4 million and $46 million at December 31, 2014 and 2013, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of consumer loans held for sale continued to exceed fair value at December 31, 2014, we experienced a decrease in the valuation allowance for consumer loans held for sale during year ended December 31, 2014 due primarily to subprime residential mortgage loan sales. The valuation allowance on consumer loans held for sale was $15 million and $77 million at December 31, 2014 and 2013, respectively. The valuation allowance on commercial loans held for sale was $11 million at December 31, 2014 compared with no allowance at December 31, 2013.

9. Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table:

At December 31,	2014	2013	Depreciable Life
	(in millions)
Land	$8	$8	—
Buildings and improvements	559	551	10-40 years
Furniture and equipment	139	137	3-30
Total	706	696
Accumulated depreciation and amortization	(459)	(427)
Properties and equipment, net	$247	$269
Depreciation and amortization expense totaled $58 million, $59 million and $61 million in 2014, 2013 and 2012, respectively.

10. Intangible Assets

Intangible assets consisted of the following:

At December 31,	2014	2013
	(in millions)
Mortgage servicing rights:
Residential	$159	$227
Commercial	—	10
Total mortgage servicing rights	159	237
Purchased credit card relationships	47	54
Favorable lease agreements	—	4
Total intangible assets	$206	$295
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
The following table summarizes the critical assumptions used to calculate the fair value of residential MSRs:

At December 31,	2014	2013
Annualized constant prepayment rate ("CPR")	15.9%	11.3%
Constant discount rate	14.1%	12.7%
Weighted average life (in years)	4.1	5.3
The following table summarizes residential MSRs activity:

Year Ended December 31,	2014	2013
	(in millions)
Fair value of MSRs:
Beginning balance	$227	$168
Additions related to loan sales	—	14
Changes in fair value due to changes in valuation model inputs or assumptions	(38)	88
Reductions related to customer payments	(30)	(43)
Ending balance	$159	$227
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $23,101 million and $26,951 million at December 31, 2014 and 2013, respectively.
Servicing fees collected are included in residential mortgage banking revenue and totaled $68 million, $79 million and $87 million during 2014, 2013 and 2012, respectively.
During 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $40,889 million and $44,039 million at December 31, 2014 and 2013, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
Commercial mortgage servicing rights  Commercial MSRs represented servicing rights associated with commercial mortgage loans originated and sold to FNMA and FHLMC and were accounted for using the lower of amortized cost or fair value method. During the third quarter of 2014, we sold our FNMA commercial MSRs to a third party for $22 million and recognized a gain of $16 million. During the fourth quarter of 2014, we decided to sell our remaining FHLMC commercial MSRs and, as a result, we considered these assets held for sale at December 31, 2014 and reported them in other assets on the consolidated balance sheet. As the estimated sales price of these MSRs was in excess of their carrying amount, these MSRs continue to be carried at amortized cost. This sale is expected to be completed during the first quarter of 2015 and the resulting gain on sale will be insignificant.
Purchased credit card relationships  In 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One Financial Corporation at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara. The remaining $65 million was included in intangible assets and is being amortized over the estimated useful life of the credit card relationships which is ten years.

HSBC USA Inc.

11. Goodwill

Goodwill was $1,612 million at both December 31, 2014 and 2013. Included in goodwill for these periods were accumulated impairment losses of $670 million.
During the third quarter of 2014, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts, with the book value of each reporting unit, including allocated goodwill, being 65 percent or less of fair value.
During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first CCAR submission and HSBC Bank USA's first DFAST submission along with the finalization of Basel III rules, we moved to manage our businesses to the higher Basel III common equity Tier 1 ratio and, for years beginning with 2015, that we would calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III requirements. Accordingly, we performed an interim impairment test of the goodwill associated with all of our reporting units at December 31, 2013. As a result of this testing, the fair value of our Retail Banking and Wealth Management, Commercial Banking and Private Banking reporting units continued to exceed their carrying values. However, while our updated cash flow projections for our Global Banking and Markets reporting unit continued to reflect strong levels of earnings as we continue to expand this business, as a result of the changes discussed above related to the common equity Tier 1 ratio and Basel III risk-weighted asset calculations, the interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit as of December 31, 2013 resulted in the impairment and write-off of the entire $616 million of goodwill allocated to this reporting unit.

12. Deposits

The aggregate amount of time deposit accounts with a minimum of $100,000 (primarily certificates of deposit) included in domestic office deposits was approximately $16,421 million and $6,801 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, deposits totaling $7,346 million and $7,740 million, respectively, were carried at fair value. The scheduled maturities of all time deposits at December 31, 2014 are summarized in the following table:

	Domestic Offices	Foreign Offices	Total
	(in millions)
2015:
0-90 days	$10,770	$873	$11,643
91-180 days	5,191	153	5,344
181-365 days	1,156	47	1,203
	17,117	1,073	18,190
2016	1,818	13	1,831
2017	1,271	—	1,271
2018	739	—	739
2019	714	—	714
Later years	2,529	—	2,529
	$24,188	$1,086	$25,274
Overdraft deposits, which are classified as loans, were approximately $374 million and $1,269 million at December 31, 2014 and 2013, respectively. The decrease since December 31, 2013 reflects the sale of our GB&M London Branch precious metals business during the fourth quarter of 2014.

HSBC USA Inc.

13.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2014		Rate	2013		Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$—			$700
Securities sold under repurchase agreements(1)	7,707		0.48%	12,921		0.15%
Average during year		$13,498	0.26		$10,643	0.24
Maximum month-end balance		19,254			18,748
Commercial paper	4,772		0.23	3,379		0.22
Average during year		4,537	0.23		3,969	0.25
Maximum month-end balance		4,963			4,990
Precious metals	40			1,517
Other	276			618
Total short-term borrowings	$12,795			$19,135

(1)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Quarter end balance	$7,707	$6,634	$6,481	$19,254	$12,921	$12,523	$12,445	$3,659
Average quarterly balance	8,902	9,106	16,849	19,300	14,781	11,371	8,794	7,538

HSBC USA Inc.

14. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2014 are shown in the below table.

			At December 31,
	Maturity date(s)	Interest Rate(s)	2014	2013
			(in millions)
Issued or acquired by HSBC USA:
Senior debt:
Fixed-rate notes	2015-2024	1.30% - 3.50%	$8,224	$4,497
Floating-rate notes	2015-2019	0.50% - 1.59%	5,196	4,249
Structured notes	2015-2044	0.00% - 2.56%	6,379	5,424
Total senior debt			19,799	14,170
Subordinated fixed-rate notes	2020-2097	5.00% - 9.50%	1,170	1,319
Junior subordinated fixed-rate debentures issued to capital trusts	2026-2027	7.75% - 8.38%	560	560
Total issued or acquired by HSBC USA			21,529	16,049

Issued or acquired by HSBC Bank USA and its subsidiaries:
Senior debt:
Floating-rate notes	2019-2036	0.15% - 2.03%	6	12
Structured notes	2015-2040	0.00% - 2.31%	259	294
FHLB advances - floating-rate	2036	0.32%	1,000	1,000
Other			—	39
Total senior debt			1,265	1,345
Subordinated fixed-rate notes	2017-2039	4.88%-7.00%	4,638	5,361
Long term debt issued by VIE - fixed-rate	2018	17.20%	92	92
Total issued or acquired by HSBC Bank USA and its subsidiaries			5,995	6,798
Total long-term debt			$27,524	$22,847
The table above excludes $900 million of subordinated long-term debt at December 31, 2014 and 2013, due to us from HSBC Bank USA. Of this amount, the earliest note is due to mature in 2022 and the latest note is due to mature in 2097.
Foreign currency denominated long-term debt was immaterial at December 31, 2014 and 2013.
At December 31, 2014 and 2013, we have elected fair value option accounting for some of our structured notes and certain subordinated debt. See Note 16, "Fair Value Option," for further details. At December 31, 2014 and 2013, structured notes totaling $6,612 million and $5,693 million, respectively, and subordinated debt totaling $2,179 million and $1,893 million, respectively, were carried at fair value.
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
As a member of the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2014 and 2013, borrowings from

HSBC USA Inc.

the FHLB facility totaled $1,000 million which is included in long-term debt. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further borrowings of up to $16,017 million at December 31, 2014.
Maturities of long-term debt at December 31, 2014 were as follows:

(in millions)
2015	$8,347
2016	778
2017	2,932
2018	3,145
2019	2,808
Thereafter	9,514
Total	$27,524

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

HSBC USA Inc.

	December 31, 2014		December 31, 2013
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$1	$206	$75	$20
Bilateral OTC(2)	4	268	203	192
Interest rate contracts	5	474	278	212

Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	45	—	—	3

OTC-cleared(2)	8	6	16	—
Bilateral OTC(2)	—	161	16	62
Interest rate contracts	8	167	32	62

Total derivatives accounted for as hedges	58	641	310	277

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	46	43	82	32
OTC-cleared(2)	16,862	17,557	24,218	25,468
Bilateral OTC(2)	28,370	28,398	31,097	30,451
Interest rate contracts	45,278	45,998	55,397	55,951

Exchange-traded(2)	—	13	7	16
Bilateral OTC(2)	22,219	20,826	15,422	14,565
Foreign exchange contracts	22,219	20,839	15,429	14,581

Equity contracts - bilateral OTC(2)	1,635	1,632	1,413	1,412

Exchange-traded(2)	59	18	181	6
Bilateral OTC(2)	1,013	591	1,402	815
Precious metals contracts	1,072	609	1,583	821

OTC-cleared(2)	604	730	576	604
Bilateral OTC(2)	3,518	3,288	4,079	4,104
Credit contracts	4,122	4,018	4,655	4,708

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	768	88	470	91

Foreign exchange contracts - bilateral OTC(2)	—	44	—	44

Equity contracts - bilateral OTC(2)	757	167	789	148

Precious metals contracts - bilateral OTC(2)	—	5	—	36

Credit contracts - bilateral OTC(2)	73	9	9	11

Total derivatives	75,982	74,050	80,055	78,080

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	63,913	63,913	68,616	68,616
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	4,811	1,724	3,870	2,116
Net amounts of derivative assets / liabilities presented in the balance sheet	7,258	8,413	7,569	7,348

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,837	4,398	1,641	3,094
Net amounts of derivative assets / liabilities	$5,421	$4,015	$5,928	$4,254

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

HSBC USA Inc.

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
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $4 million during 2014, compared with an increase in the carrying amount of our debt of $2 million during 2013. We amortized $8 million and $14 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during 2014 and 2013, respectively. The total accumulated unamortized basis adjustments for terminated fair value hedges amounted to increases in the carrying amount of our debt of $21 million and $33 million as of December 31, 2014 and 2013, respectively. Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $541 million during 2014, compared with an increase of $775 million during 2013. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in the carrying amount of $458 million as of December 31, 2014, compared with a decrease of $84 million as of December 31, 2013.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Year Ended December 31, 2014
Interest rate contracts/AFS Securities	$(246)	$(684)	$375	$668	$(16)
Interest rate contracts/subordinated debt	9	(4)	(22)	4	—
Total	$(237)	$(688)	$353	$672	$(16)

Year Ended December 31, 2013
Interest rate contracts/AFS Securities	$(202)	$821	$427	$(801)	$20
Interest rate contracts/commercial loans	—	(2)	—	—	(2)
Interest rate contracts/subordinated debt	16	—	(61)	2	2
Total	$(186)	$819	$366	$(799)	$20
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of December 31, 2014 and 2013, active cash flow hedge relationships extend or mature through July 2036. During 2014, $6 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss) compared with losses of $10 million during 2013. During the next twelve months, we expect to amortize $11 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
	(in millions)

Foreign exchange contracts	$2	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(127)	190	Interest income (expense)	(6)	(10)	Other income	—	—
Total	$(125)	$190		$(6)	$(10)		$—	$—

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2014	2013
		(in millions)
Interest rate contracts	Trading revenue	$166	$(348)
Interest rate contracts	Residential mortgage banking revenue	63	(61)
Foreign exchange contracts	Trading revenue	21	655
Equity contracts	Trading revenue	—	5
Precious metals contracts	Trading revenue	65	24
Credit contracts	Trading revenue	(253)	83
Total		$62	$358

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2014	2013
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$439	$(303)
Interest rate contracts	Residential mortgage banking revenue	(1)	(5)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	20	(70)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	442	774
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	11	—
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	1	2
Credit contracts	Other income	32	(7)
Total		$944	$391
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA's credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2014, was $7,006 million for which we had posted collateral of $6,136 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2013, was $5,614 million for which we had posted collateral of $5,059 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 26, "Guarantee Arrangements, Pledged Assets and Collateral," for further details.
In the event of a credit downgrade, we currently do not expect HSBC Bank USA’s long-term ratings to go below A2 and A+ by Moody’s and Standard & Poor's ("S&P"), respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios of our long term ratings. It is not appropriate to accumulate or extrapolate information presented in the tables below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

	Single-notch downgrade	Two-notch downgrade
Moody’s	A2	A3
	(in millions)
Amount of additional collateral to be posted upon downgrade	$45	$363

	Single-notch downgrade	Two-notch downgrade
S&P	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$45

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

At December 31,	2014	2013
	(in millions)
Interest rate:
Futures and forwards	$87,406	$175,468
Swaps	3,096,382	3,645,085
Options written	70,903	85,021
Options purchased	83,524	87,735
	3,338,215	3,993,309
Foreign Exchange:
Swaps, futures and forwards	866,835	804,278
Options written	117,088	82,817
Options purchased	118,350	84,835
Spot	58,700	52,193
	1,160,973	1,024,123
Commodities, equities and precious metals:
Swaps, futures and forwards	48,263	41,123
Options written	18,015	21,531
Options purchased	23,452	21,723
	89,730	84,377
Credit derivatives	240,737	355,286
Total	$4,829,655	$5,457,095

HSBC USA Inc.

16. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRS"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO reporting to commercial loans held for sale, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and, beginning in 2014, certain commercial leveraged loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of December 31, 2014 and 2013, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
At December 31, 2014
Commercial syndicated / leveraged loans	$152	$152
Fixed rate long-term debt	2,179	1,750
Hybrid instruments:
Structured deposits	7,346	7,176
Structured notes	6,612	6,275
At December 31, 2013
Commercial syndicated loans	$58	$59
Fixed rate long-term debt	1,893	1,750
Hybrid instruments:
Structured deposits	7,740	7,539
Structured notes	5,693	5,377

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

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2014
Interest rate and other components(1)	$—	$(292)	$(628)	$(920)
Credit risk component(2)(3)	—	6	76	82
Total mark-to-market on financial instruments designated at fair value	—	(286)	(552)	(838)
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	239	606	845
Net realized gain on the related long-term debt derivatives	—	68	—	68
Gain (loss) on instruments designated at fair value and related derivatives	$—	$21	$54	$75

Year Ended December 31, 2013
Interest rate and other components(1)	$—	$289	$(697)	$(408)
Credit risk component(2)(3)	21	(165)	125	(19)
Total mark-to-market on financial instruments designated at fair value	21	124	(572)	(427)
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(294)	631	337
Net realized gain on the related long-term debt derivatives	—	66	—	66
Gain (loss) on instruments designated at fair value and related derivatives	$13	$(104)	$59	$(32)

Year Ended December 31, 2012
Interest rate and other components(1)	$3	$13	$(791)	$(775)
Credit risk component(2)(3)	49	(361)	(75)	(387)
Total mark-to-market on financial instruments designated at fair value	52	(348)	(866)	(1,162)
Net realized loss on financial instruments	(1)	—	—	(1)
Mark-to-market on the related derivatives	—	(38)	796	758
Net realized gain on the related long-term debt derivatives	—	63	—	63
Gain (loss) on instruments designated at fair value and related derivatives	$51	$(323)	$(70)	$(342)

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)
For 2014, the gain in the credit risk component for long-term debt is attributable to the widening of our own credit spreads while the losses in 2013 and 2012, were attributable to the tightening of our own credit spreads.

(3)
For 2014 and 2013, the gains in the credit risk component for hybrid instruments are attributable primarily to the widening of credit spreads on structured notes. For 2012, the loss in the credit risk component for hybrid instruments was attributable primarily to the tightening of our own credit spreads related to structured deposits and structured notes.

HSBC USA Inc.

17. Income Taxes

Total income taxes for continuing operations were as follows:

Year Ended December 31,	2014	2013	2012
	(in millions)
Provision (benefit) for income taxes	$(56)	$156	$422
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on investment securities, net	114	(697)	76
Unrealized gains (losses) on derivatives classified as cash flow hedges	(46)	82	17
Employer accounting for post-retirement plans	(4)	6	5
Other-than-temporary impairment on debt securities	43	(43)	—
Total	$51	$(496)	$520
The components of income tax expense (benefit) were as follows:

Year Ended December 31,	2014	2013	2012
	(in millions)
Current:
Federal	$(35)	$102	$238
State and local	(222)	35	173
Foreign	16	17	(28)
Total current	(241)	154	383
Deferred	185	2	39
Total income tax expense (benefit)	$(56)	$156	$422
The significant components of deferred provision (benefit) attributable to income from continuing operations were:

Year Ended December 31,	2014	2013	2012
	(in millions)
Deferred income tax provision (benefit) (excluding the effects of other components)	$144	$31	$(86)
Increase in Federal operating loss carryforwards	1	—	—
Increase in state valuation allowance	11	—	—
(Increase) decrease in foreign and general business tax credits	29	(29)	125
Deferred income tax provision (benefit)	$185	$2	$39

HSBC USA Inc.

The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2014		2013		2012
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$104	35.0%	$(64)	(35.0)%	$(289)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	15	5.0	22	12.1	46	5.6
Adjustment of tax rate used to value deferred taxes(1)	63	21.1	—	—	(13)	(1.6)
Non-deductible expense accrual related to certain regulatory matters(2)	—	—	—	—	483	58.5
Non-deductible goodwill related to branch sale(2)	—	—	—	—	139	16.8
Non-deductible goodwill impairment(3)	—	—	215	118.1	—	—
Other non-deductible / non-taxable items(4)	—	—	(11)	(6.0)	(4)	(0.5)
Items affecting prior periods(5)	(29)	(9.7)	(13)	(7.1)	—	—
Uncertain tax positions(6)	(192)	(64.4)	20	11.0	45	5.4
Impact of foreign operations(7)	—	—	13	7.1	51	6.2
Low income housing tax credit investments(8)	(26)	(8.7)	(28)	(15.4)	(29)	(3.5)
Change in valuation allowances reserves(9)	10	3.4	—	—	—	—
Other	(1)	(0.3)	2	1.1	(7)	(.8)
Total income tax expense (benefit)	$(56)	(18.8)%	$156	85.7%	$422	51.1%

(1)	For 2014, the amount relates to the effects of revaluing our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.

(2)	Represents non-deductible expense relating to certain regulatory matters and non-deductible goodwill related to the branches sold to First Niagara in 2012.

(3)	Represents non-deductible goodwill impairment related to our GB&M reporting unit in 2013.

(4)	The amounts mainly relate to tax exempt interest income net of non-deductible interest expense. For 2013, the amount includes a reversal of penalty exposure.

(5)
For 2014, the amount relates to changes in estimates as a result of filing the Federal and State income tax returns and a change in state tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years. For 2013, the amount relates to corrections to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the Federal and State income tax returns.

(6)
For 2014, the amount mainly reflects the resolution and settlement with taxation authorities of certain significant state and local tax audits during the second quarter of 2014 which is discussed further below. For 2013 and 2012, the amounts relate to changes in state uncertain tax positions which no longer meet the more likely than not requirement for recognition.

(7)	For 2013 and 2012, the amounts relate to foreign (United Kingdom) tax expense for which no foreign tax credits were allowed.

(8)
The amounts reflect the early adoption of ASU 2014-01 which permits an investor to amortize its Low Income Housing Tax Credit investments in proportion to the Low Income Housing tax benefits and present such benefits net of investment amortization in the tax line.

(9)	For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.

HSBC USA Inc.

The components of the net deferred tax asset are presented in the following table:

At December 31,	2014	2013
	(in millions)
Deferred tax assets:
Allowance for credit losses	$265	$250
Employee benefit accruals	130	142
Accrued expenses	143	111
Unused tax benefit carry-forwards	16	46
Bond premium amortization	284	226
Future federal tax benefit of state uncertain tax reserves	6	171
Interests in real estate mortgage investment conduits(1)	453	309
Other	398	499
Total deferred tax assets	1,695	1,754
Valuation allowance(2)	(11)	—
Total deferred tax assets less valuation allowance	1,684	1,754
Deferred tax liabilities:
Fair value adjustments	71	22
Unrealized gain (loss) on investment securities	103	(8)
Mortgage servicing rights	62	96
Capitalized costs	42	34
Others	53	53
Total deferred tax liabilities	331	197
Net deferred tax asset	$1,353	$1,557

1)
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

2)
The deferred tax valuation allowance is attributed to state temporary differences that, based on available evidence, it is more-likely-than-not that the deferred tax asset will not be realized. The valuation allowance was established as a result of New York State Tax Reform that was enacted on March 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2014	2013	2012
	(in millions)
Balance at January 1,	$540	$478	$416
Additions based on tax positions related to the current year	18	16	86
Reductions based on tax positions related to the current year	(10)	(5)	(31)
Additions for tax positions of prior years	5	66	32
Reductions for tax positions of prior years	(337)	(15)	(15)
Reductions related to settlements with taxing authorities	(202)	—	(10)
Balance at December 31,	$14	$540	$478
During the second quarter of 2014, we concluded certain state and local tax audits resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, we released tax reserves previously maintained in relation to the periods and issues under review which resulted in an income tax benefit of $183 million. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $11 million, $334 million and $314 million at December 31, 2014, 2013 and 2012, respectively. Included in the unrecognized tax benefits are some items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of state taxes that would be deductible for U.S. federal purposes. It is reasonably possible that there could be a change in the amount

HSBC USA Inc.

of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income (loss). We had accruals for the payment of interest associated with uncertain tax positions of $3 million, $208 million and $159 million at December 31, 2014, 2013 and 2012, respectively. Our accrual for the payment of interest associated with uncertain tax positions decreased by $205 million during 2014 and increased by $49 million during 2013.
HSBC North America Consolidated Income Taxes  We are included in HSBC North America's consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with the HNAH Group entities included in the consolidated returns which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to the principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.
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
Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC's commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets will be realized.
Currently, it has been determined that the HNAH Group's primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of the net deferred tax assets recorded for the HNAH Group. Such determination is based on HSBC North America's business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy.
 Notwithstanding the above, the HNAH Group has valuation allowances against certain state deferred tax assets and certain Federal tax loss carry forwards for which the aforementioned tax planning strategies do not provide appropriate support.
HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology generally allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the HNAH Group's consolidated deferred tax asset against which the valuation allowance is being recorded.
If future events differ from the HNAH Group's current forecasts or the tax planning strategies were to change, a valuation allowance against some or all of the remaining net deferred tax assets may need to be established or adjusted which could have a material effect on our results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for, and adequacy of, any valuation allowances.
Absent capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, may be required to record a valuation allowance against some or all of the remaining deferred tax assets.
We expect financial performance for the HNAH Group will continue to improve, and therefore, it is anticipated that reliance may be placed solely on projected future taxable income from continuing operations in management's evaluation of the recognition of the deferred tax assets in future periods as the sustainability of the improving financial performance is demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets may result in

HSBC USA Inc.

the reversal of valuation allowances against certain state deferred tax assets. At December 31, 2014, we had recorded approximately $11 million of valuation allowances against these certain state deferred tax assets. These state deferred tax assets represent unitary filing states with partial valuation allowances against net operating loss carryforwards that could be utilized against future taxable income from continuing operations. The actual amount of any reversal of these valuation allowances will depend on a number of factors, including potential prospective legislative developments.
HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for state net operating losses and for state tax credits. Any Federal tax credits that cannot be currently utilized by the consolidated group are effectively transferred to HSBC North America and reflected within the HSBC North America's deferred tax assets. Our net deferred tax assets, including deferred tax liabilities, totaled $1,353 million and $1,557 million as of December 31, 2014 and 2013, respectively.
The Internal Revenue Service concluded its examination of our 2010 through 2011 income tax returns in the fourth quarter of 2014 and forwarded the 2011 Revenue Agents’ Report to the Joint Committee of Taxation (“JCT”) for approval. We received approval from the JCT in December 2014. The final impact did not significantly affect our financial statements.
We remain subject to state and local income tax examinations for years 2003 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision.
At December 31, 2014, for Federal tax purposes, we had net operating loss carryforwards of $43 million which expire as follows: $9 million in 2026; $9 million in 2027; $14 million in 2028 and $11 million in 2029.
 At December 31, 2014, for State tax purposes, we had pre-apportioned and pre-tax effected net operating loss carryforwards of $21 million which expire as follows: $1 million in 2020 - 2024, $16 million in 2025 - 2029, and $4 million in 2030 and forward.

HSBC USA Inc.

18. Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding:

	Shares Outstanding	Dividend Rate	Amount Outstanding
At December 31,	2014	2014	2014	2013
	(dollars are in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	3.549%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.056	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150
			$1,565	$1,565
Dividends on the Floating Rate Non-Cumulative Series F Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of 0.75 percent above three month LIBOR, but in no event will the rate be less than 3.5 percent per annum. The Series F Preferred Stock may be redeemed at our option, in whole or in part, on or after April 7, 2010 at a redemption price equal to $25 per share, plus accrued and unpaid dividends for the then-current dividend period.
Dividends on the Floating Rate Non-Cumulative Series G Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of 0.75 percent above three month LIBOR, but in no event will the rate be less than 4.0 percent per annum. The Series G Preferred Stock may be redeemed at our option, in whole or in part, on or after January 1, 2011 at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.
Dividends on the 6.5 percent Non-Cumulative Series H Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year at the stated rate of 6.5 percent. The Series H Preferred Stock may be redeemed at our option, in whole or in part, on or after July 1, 2011 at $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.
The Adjustable Rate Cumulative Preferred Stock, Series D is redeemable, as a whole or in part, at our option at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends. The dividend rate is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4.5 percent or more than 10.5 percent per annum for any applicable dividend period.
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

HSBC USA Inc.

19. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances:

Year Ended December 31,	2014	2013	2012
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(18)	$992	$883
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $159 million, $(617) million and $136 million, respectively	244	(897)	194
Reclassification adjustment for gains realized in net income (loss), net of tax of $(48) million, $(81) million and $(60) million, respectively(1)	(74)	(113)	(85)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $3 million(2)	6	—	—
Total other comprehensive income (loss) for period	176	(1,010)	109
Balance at end of period	158	(18)	992
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(60)	—	—
Adjustment to add other-than-temporary impairment due to the consolidation of a VIE, net of tax of $(47) million	—	(67)	—
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $7 million and $4 million, respectively(3)	9	7	—
Reclassification adjustment to reverse other-than-temporary impairment due to closure of VIE, net of tax of $36 million(3)	51	—	—
Total other comprehensive income for period	60	7	—
Balance at end of period	—	(60)	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(83)	(201)	(229)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $(48) million, $78 million, and $10 million, respectively	(77)	112	18
Reclassification adjustment for losses realized in net income (loss), net of tax of $2 million, $4 million and $7 million, respectively(4)	4	6	10
Total other comprehensive income (loss) for period	(73)	118	28
Balance at end of period	(156)	(83)	(201)
Pension and postretirement benefit liability:
Balance at beginning of period	2	(6)	(12)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(4) million, $5 million and $4 million, respectively	(5)	8	4
Reclassification adjustment of prior service costs and transition obligations realized in net income (loss), net of tax of $1 million(5)	—	—	2
Total other comprehensive income (loss) for period	(5)	8	6
Balance at end of period	(3)	2	(6)
Total accumulated other comprehensive income (loss) at end of period	$(1)	$(159)	$785

(1)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

(2)
Amount amortized to net income (loss) is included in interest income in our consolidated statement of income (loss). During the third quarter of 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of the transfer, AOCI included net pretax unrealized losses of $234 million related to the transferred securities which will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

(3)	Amount reclassified to the carrying value of the debt securities is included in securities held-to-maturity in our consolidated balance sheet.

(4)	Amount reclassified to net income (loss) is included in interest income (expense) in our consolidated statement of income (loss).

(5)	Amount reclassified to net income (loss) is included in salaries and employee benefits in our consolidated statement of income (loss).

HSBC USA Inc.

20. Share-Based Plans

Employee Stock Purchase Plans  During 2014, we introduced the HSBC International Employee Share Purchase Plan (the "HSBC ShareMatch Plan"). The HSBC ShareMatch Plan allows eligible employees to purchase HSBC shares with a maximum monthly purchase of $420. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group.
Prior to 2014, the HSBC Holdings Savings-Related Share Option Plan ("HSBC Sharesave Plan") allowed eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus any interest repaid in cash. The HSBC Sharesave Plan was discontinued in 2013. During 2012, employees were able to save up to $400 per month over all their HSBC Sharesave Plan contracts.
Compensation expense related to Employee Stock Purchase Plans was less than $1 million in 2014, 2013 and 2012, respectively.
The following table presents information for the HSBC Sharesave Plan:

At December 31,	2012
(dollars are in millions)
Sharesave (5 year vesting period):
Total options granted	107,000
Fair value per option granted	$1.61
Significant assumptions used to calculate fair value:
Risk free interest rate	0.92%
Expected life (years)	5
Expected volatility	25%
Sharesave (3 year vesting period):
Total options granted	430,000
Fair value per option granted	$1.63
Significant assumptions used to calculate fair value:
Risk free interest rate	0.45%
Expected life (years)	3
Expected volatility	25%
Sharesave (1 year vesting period):
Total options granted	153,000
Fair value per option granted	$1.35
Significant assumptions used to calculate fair value:
Risk free interest rate	.23%
Expected life (years)	1
Expected volatility	25%
Restricted Share Plans  Under the HSBC Group Share Plan, share-based awards have been granted to key employees typically in the form of restricted share units ("RSUs"). These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based graded vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $39 million in 2014 and $34 million in both 2013 and 2012. As of December 31, 2014, future compensation cost related to grants which have not yet fully vested is approximately $56 million. This amount is expected to be recognized over a weighted-average period of one year.
Beginning in 2014, a fixed pay allowance ("FPA") program was introduced which grants HSBC shares to certain key employees on a quarterly basis. The FPA shares are not linked to the achievement of any performance conditions and they vest immediately. However, these shares are subject to various retention periods of up to five years based on the role of the employee. Compensation expense related to FPA shares totaled $7 million in 2014.

HSBC USA Inc.

21. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance into a single HSBC North America qualified defined benefit pension plan (either the "HSBC North America Pension Plan" or the "Plan") which facilitated the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. The following table reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss). We have not been allocated any portion of the Plan's net pension liability.

Year Ended December 31,	2014	2013	2012
	(in millions)
Service cost – benefits earned during the period	$7	$4	$15
Interest cost on projected benefit obligation	70	71	67
Expected return on plan assets	(87)	(83)	(91)
Amortization of net actuarial loss	34	49	46
Amortization of prior service cost (benefit)	—	—	(5)
Curtailment benefit recognized	—	—	(31)
Pension expense	$24	$41	$1
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
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2014	2013	2012
Discount rate	4.80%	3.95%	4.60%
Salary increase assumption	*	*	2.75
Expected long-term rate of return on Plan assets	6.00	6.00	7.00

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
Investment Strategy For Plan Assets  The primary objective of the HSBC North America Pension Plan is to provide eligible employees with regular pension benefits. Since the Plan is governed by the Employee Retirement Security Act of 1974 ("ERISA"), ERISA regulations serve as guidance for the management of plan assets. In this regard, an Investment Committee (the "Committee") for the Plan has been established and its members have been appointed by the Chief Executive Officer as authorized by the Board

HSBC USA Inc.

of Directors of HSBC North America. The Committee is responsible for establishing the funding policy and investment objectives supporting the Plan including allocating the assets of the Plan, monitoring the diversification of the Plan’s investments and investment performance, assuring the Plan does not violate any provisions of ERISA and the appointment, removal and monitoring of investment advisers and the trustee. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal of the Plan is to earn the highest possible total rate of return consistent with the Plan’s tolerance for risk as periodically determined by the Committee. A key factor shaping the Committee’s attitude towards risk is the generally long term nature of the underlying benefit obligations. The asset allocation decision reflects this long term horizon as well as the ability and willingness to accept some short-term variability in the performance of the portfolio in exchange for the expectation of competitive long-term investment results for its participants.
The Plan’s Investment Committee utilizes a proactive approach to managing the Plan’s overall investment strategy. During the past year, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension investment staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension investment staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension investment staff and three members of the investment committee are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. In 2011, the Committee shifted the Plan's target asset allocation to 40 percent equities, 59 percent fixed income securities and 1 percent cash and maintained this mix through 2014. There is a risk that market movements in equity prices and interest rates could result in asset values which, taken together with any future contributions, are insufficient over time to cover the level of projected benefit obligations and these, in turn, could rise with changes in interest rates and participants living longer. The Plan's Investment Committee assesses these risks, taking action when appropriate to adjust investment strategies and contribution levels accordingly. As mentioned above, the Plan's target asst allocation is currently at 59 percent for fixed income securities. Should interest rates rise faster than currently anticipated by the Committee, a shift to a higher percentage of fixed income securities may be made.
In order to achieve the return objectives of the Plan, investment diversification is employed to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire portfolio. Diversification is interpreted to include diversification by type, characteristic, and number of investments as well as investment style of investment managers and number of investment managers for a particular investment style. Equity securities are invested in large, mid and small capitalization domestic stocks as well as large and small capitalization international, global and emerging market stocks. During 2014, a new return seeking asset class, "Diversified Credit", was added consisting of high yield debt, emerging market debt and leveraged loans. Fixed income securities are invested in U.S. Treasuries (which may include Treasury Inflation Protected Securities), agencies, corporate bonds, and mortgage and other asset backed securities. Without sacrificing returns or increasing risk, the Committee prefers a limited number of investment manager relationships which improves efficiency of administration while providing economies of scale with respect to fees.
An investment consultant is used to provide investment consulting services such as recommendations on the type of funds to be utilized, appropriate fund managers, and the monitoring of the performance of those fund managers. Plan performance is measured against absolute and relative return objectives. Results are reviewed from both a short-term (less than 1 year) and intermediate term (three to five year i.e. a full market cycle) perspective. Separate account fund managers are prohibited from investing in all HSBC Securities, restricted stock (except Rule 144(a) securities which are not prohibited investments), short-sale contracts, non-financial commodities, investments in private companies, leveraged investments and any futures or options (unless used for hedging purposes and approved by the Committee). Commingled account and limited partnership fund managers however are allowed to invest in the preceding to the extent allowed in each of their offering memoranda. As a result of the low interest rate environment and expectation that interest rates will rise in the future, the Committee mandated the suspension of its previously approved interest rate hedging strategy in June 2009. Outside of the approved interest rate hedging strategy, the use of derivative strategies by investment managers must be explicitly authorized by the Committee. Such derivatives may be used only to hedge an account’s investment risk or to replicate an investment that would otherwise be made directly in the cash market.
The Committee expects total investment performance to meet or exceed the following long-term performance objectives:

•	A long-term return of 6 percent;

•
A passive, blended index comprised of 9.5 percent S&P 500, 3 percent Russell 2000, 8 percent EAFE, 3 percent S&P Dev ex-US Small Cap, 7 percent MSCI AC World, 5.5 percent MSCI Emerging Markets, 4 percent High Yield/Emerging Market Debt/Leveraged Loans Blended Benchmark, 59 percent Barclays Long Gov/Credit and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC USA Inc.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2014 are as follows:

Percentage of Plan assets at December 31, 2014
Domestic Large/Mid-Cap Equity	9.5%
Domestic Small Cap Equity	3.0
International Large Cap Equity	8.0
International Small Cap Equity	3.0
Global Equity	7.0
Emerging Market Equity	5.5
Diversified Credit	4.0
Fixed Income Securities	59.0
Cash or Cash Equivalents	1.0
Total	100.0%
Plan Assets  A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below:

Year Ended December 31,	2014	2013
	(in millions)
Fair value of net Plan assets at beginning of year	$3,435	$3,485
Cash contributions by HSBC North America	74	131
Actual return on Plan assets	551	(8)
Benefits paid	(185)	(173)
Fair value of net Plan assets at end of year	$3,875	$3,435
The fair value of Plan assets increased approximately 12.8 percent compared with December 31, 2013 due primarily to significantly decreasing Treasury yields which positively impacted fixed income assets and swaps during 2014, and a $74 million cash contribution to the Plan.
The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements. As a result, during 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions and ensure the Plan’s ability to continue to make lump sum payments to retiring participants. Until the Plan is fully funded, the Pension Funding Policy requires HSBC North America to annually contribute the greater of:

•	The minimum contribution required under ERISA guidelines;

•	An amount necessary to ensure the adjusted funding target attainment percentage for the Plan year is equal to or greater than 90 percent; or

•	Pension expense for the year as determined under current accounting guidance.
Because the Plan was frozen effective January 1, 2013 and Plan participants no longer accrue benefits, the actuarial present value of benefits is $3,127 million.
As a result, during 2014 HSBC North America made a contribution to the Plan of $74 million. We expect to make additional contributions during 2015.
Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between levels of the fair value hierarchy are recognized

HSBC USA Inc.

at the end of each reporting period. The following table presents the fair values associated with the major categories of Plan assets and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2014 and 2013:

	Fair Value Measurement at December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$81	$81	$—	$—
Equity Securities
U.S. Large-cap(1)	330	330	—	—
U.S. Small-cap(2)	106	106	—	—
International(3)	301	36	265	—
Global(4)	269	103	166	—
Emerging Market(5)	205	—	205	—
U.S. Treasury	646	646	—	—
U.S. Government agency issued or guaranteed	91	—	91	—
Obligations of U.S. states and political subdivisions	109	—	109	—
Asset-backed securities	32	—	12	20
U.S. corporate debt securities(6)	1,117	—	1,117	—
Foreign debt securities	316	—	307	9
Emerging Market Debt/High-Yield Debt/Leveraged Loans	131	39	92	—
Other investments	103	—	103	—
Accrued interest	25	5	20	—
Total investments	3,862	1,346	2,487	29
Receivables:
Receivables from sale of investments in process of settlement	124	124	—	—
Derivative financial assets	16	—	16	—
Total receivables	140	124	16	—
Total Assets	4,002	1,470	2,503	29
Derivative financial liabilities	(9)	(8)	(1)	—
Other liabilities	(118)	(118)	—	—
Total Liabilities	(127)	(126)	(1)	—
Total Net Assets	$3,875	$1,344	$2,502	$29

HSBC USA Inc.

	Fair Value Measurement at December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$106	$106	$—	$—
Equity Securities
U.S. Large-cap(1)	303	303	—	—
U.S. Small-cap(2)	104	104	—	—
International(3)	310	28	282	—
Global(4)	387	65	322	—
Emerging Market(5)	206	—	206	—
U.S. Treasury	716	716	—	—
U.S. Government agency issued or guaranteed	83	9	74	—
Obligations of U.S. states and political subdivisions	70	—	70	—
Asset-backed securities	31	—	11	20
U.S. corporate debt securities(6)	827	—	827	—
Foreign debt securities	279	—	268	11
Other investments	114	—	114	—
Accrued interest	23	6	17	—
Total investments	3,559	1,337	2,191	31
Receivables:
Receivables from sale of investments in process of settlement	106	106	—	—
Derivative financial assets	5	—	5	—
Total receivables	111	106	5	—
Total Assets	3,670	1,443	2,196	31
Derivative financial liabilities	(137)	(13)	(124)	—
Other liabilities	(98)	(98)	—	—
Total Liabilities	(235)	(111)	(124)	—
Total Net Assets	$3,435	$1,332	$2,072	$31

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

(3)
This category comprises actively managed equity investments in non-U.S. and Canada developed markets that are primarily large-cap, and generally track the MSCI EAFE index. MSCI EAFE is an equity market index of 21 developed market countries in Europe, Australia, Asia and the Far East including Australia, Austria, Belgium, Denmark, Finland, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, the Netherlands, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

(4)	This category comprises actively and passively managed global investments that track the MSCI AC World Index.

(5)	This category comprises actively managed emerging market investments that track the MSCI Emerging Markets Index.

(6)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.
The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2014:

	Level 2	Level 3	Total
	(in millions)
AAA to AA-(1)	$69	$—	$69
A+ to A-(1)	347	—	347
BBB+ to Unrated(1)	701	—	701
Total	$1,117	$—	$1,117

HSBC USA Inc.

(1)
We obtain ratings on U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings obtained from these agencies differ, the lower of the two ratings is utilized.

Transfers between Level 1 and 2 measurements for Plan assets  There were no transfers between Levels 1 and 2 during 2014.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets during 2014 and 2013:

		Total Gains and (Losses) Included in							Current Period Unrealized Gains (Losses)
	Jan 1, 2014	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2014
	(in millions)
Asset-backed securities	$20	$—	$—	$1	$(1)	$—	$—	$20	$—
Foreign debt securities	11	—	—	3	(5)	—	—	9	—
Total assets	$31	$—	$—	$4	$(6)	$—	$—	$29	$—

		Total Gains and (Losses) Included in							Current Period UnrealizedGains (Losses)
	Jan 1, 2013	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2013
	(in millions)
Asset-backed securities	$43	$—	$(1)	$—	$(21)	$—	$(1)	$20	$4
U.S. corporate debt securities	2	—	—	—	(2)	—	—	—	—
Foreign debt securities	21	—	—	5	(10)	—	(5)	11	—
Total assets	$66	$—	$(1)	$5	$(33)	$—	$(6)	$31	$4
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
Securities:  Fair value of securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for the major security types of our pension plan assets:

•
Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. Equity securities and derivative contracts that are non-exchange traded are primarily investments in common stock funds. The funds permit investors to redeem the ownership interests from the issuer using the end-of-day net asset value ("NAV") per share and there are no significant redemption restrictions. Thus the end-of-day NAV is considered observable.

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

•
Emerging market debt, high-yield debt and leveraged loans - Fair value is determined using the NAV provided on a daily basis. These investment categories are non-exchange traded investments in debt and loan funds. The funds permit investors to redeem the ownership interests from the issuer using the end-of-day NAV per share. On our leveraged loans, a redemption fee of 5 percent is charged to the investor if a withdrawal is made within the first year. As of the December 31, 2014, $39 million of our leveraged loans were under the redemption fee restriction. No significant redemption restrictions exist after the first year. Thus the end-of-day NAV is considered observable.

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

Projected benefit obligation  A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plan is shown below and reflects the projected benefit obligation of the merged HSBC North America Pension Plan:

	2014	2013
	(in millions)
Projected benefit obligation at beginning of year	$3,892	$4,374
Service cost	16	11
Interest cost	177	176
Actuarial losses (gains)	465	(496)
Benefits paid	(185)	(173)
Projected benefit obligation at end of year	$4,365	$3,892
The accumulated benefit obligation for the HSBC North America Pension Plan was $4,365 million and $3,892 million at December 31, 2014 and 2013, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.
The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2014	2013	2012
Discount rate	3.95%	4.80%	3.95%
Salary increase assumption	*	*	2.75

* As the result of decision to cease all future contributions under the cash balance formula and to freeze the plan effective January 1, 2013, a salary increase assumption no longer applies to the Plan.
In addition to the above, mortality rates are an input into our pension liability and attempt to predict the expected life of plan participants. In deriving our estimates, we consider the results of periodic demographic studies of the plan and mortality data provided by the Society of Actuaries.

HSBC USA Inc.

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC North America
(in millions)
2015	$169
2016	172
2017	175
2018	177
2019	181
2020-2024	962
Defined Contribution and Other Supplemental Retirement Plans  We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $31 million, $30 million and $30 million in 2014, 2013 and 2012, respectively.
Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans all of which have been frozen. Total expense recognized for these plans was approximately $3 million in each of 2014, 2013 and 2012.
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

Year Ended December 31,	2014	2013	2012
	(in millions)
Service cost – benefits earned during the period	$—	$1	$1
Interest cost on accumulated benefit obligation	3	2	3
Amortization of net actuarial gain	(1)	—	—
Amortization of transition obligation	—	—	2
Net periodic postretirement benefit cost	$2	$3	$6
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2014	2013	2012
Discount rate	4.35%	3.35%	4.25%
Salary increase assumption	2.75	2.75	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2014	2013
	(in millions)
Accumulated benefit obligation at beginning of year	$59	$70
Service cost	—	1
Interest cost	3	2
Actuarial losses (gains)	5	(8)
Benefits paid	(5)	(6)
Accumulated benefit obligation at end of year	$62	$59
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $5 million relating to our postretirement benefit plans in 2015. The funded status of our postretirement benefit plans was a liability of $62 million at December 31, 2014.

HSBC USA Inc.

Estimated future benefit payments for our postretirement benefit plans are summarized in the following table.

(in millions)
2015	$5
2016	6
2017	6
2018	6
2019	6
2020-2024	27
The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2014	2013	2012
Discount rate	3.60%	4.35%	3.35%
Salary increase assumption	3.00	2.75	2.75
For measurement purposes, 7.0 percent (pre-65) and 6.7 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2014. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2027, and remain at that level thereafter.
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

HSBC USA Inc.

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

At December 31,	2014	2013
	(in millions)
Assets:
Cash and due from banks	$140	$102
Interest bearing deposits with banks (1)	928	631
Trading assets (2)	20,194	17,082
Loans	4,821	5,328
Other (3)	983	1,219
Total assets	$27,066	$24,362
Liabilities:
Deposits	$16,596	$16,936
Trading liabilities (2)	21,130	19,463
Short-term borrowings	847	1,514
Long-term debt	3,981	3,987
Other (3)	459	573
Total liabilities	$43,013	$42,473

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $800 million and $500 million at December 31, 2014 and 2013, respectively.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

Year Ended December 31,	2014	2013	2012
	(in millions)
Income/(Expense):
Interest income	$71	$46	$13
Interest expense	(66)	(78)	(91)
Net interest income	$5	$(32)	$(78)
Servicing and other fees from HSBC affiliate:
Fees and commissions:
HSBC Finance	$77	$86	$72
HSBC Markets (USA) Inc. ("HMUS")	13	17	18
Other HSBC affiliates	56	51	74
Other HSBC affiliates income	53	48	38
Total affiliate income	$199	$202	$202
Residential mortgage banking revenue	$—	$—	$3
Support services from HSBC affiliates:
HSBC Finance	$(11)	$(14)	$(27)
HMUS	(233)	(228)	(326)
HSBC Technology & Services (USA) ("HTSU")	(1,103)	(1,000)	(912)
Other HSBC affiliates	(202)	(217)	(215)
Total support services from HSBC affiliates	$(1,549)	$(1,459)	$(1,480)
Stock based compensation expense with HSBC (1)	$(46)	$(34)	$(36)

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
We have the following funding arrangements available with HSBC affiliates, although there were no outstanding balances at either December 31, 2014 or 2013:

•	$805 million committed line of credit with HSBC Investment (Bahamas) Limited, which was reduced from $900 million at December 31, 2013; and

•	$150 million uncommitted line of credit with HSBC North America Inc. ("HNAI").
At December 31, 2013, we also had a committed unused line of credit with HSBC of $500 million which matured during 2014.
We have also incurred short-term borrowings with certain affiliates. In addition, certain affiliates have also placed deposits with us.

HSBC USA Inc.

Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2014 and 2013, we have the following loan balances outstanding with HSBC affiliates:

At December 31,	2014	2013
	(in millions)
HSBC Finance Corporation	$3,014	$3,015
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	563	199
HSBC Bank Brasil S.A.	1,108	1,000
Other short-term affiliate lending	136	1,114
Total loans	$4,821	$5,328
HSBC Finance Corporation - We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2015. The credit agreement allows for borrowings with maturities of up to 5 years. At both December 31, 2014 and 2013, $3.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either December 31, 2014 or 2013. This credit facility expires in May 2017.
HMUS and subsidiaries - We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $6.7 billion and $3.8 billion at December 31, 2014 and 2013, respectively, of which $563 million and $199 million, respectively, was outstanding. The outstanding balances mature in 2015.
HSBC Bank Brasil S.A. - We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.2 billion and $1.5 billion at December 31, 2014 and 2013, respectively, of which $1.1 billion and $1.0 billion, respectively, was outstanding. The outstanding balances mature at various stages between 2015 and 2017.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either December 31, 2014 and 2013.
Other short-term affiliate lending - In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2014 and 2013, there were $136 million and $1,114 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by our affiliate, in relation to assets originated in the U.S. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $2.7 billion as of December 31, 2014, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates. The notional value of derivative contracts related to these contracts was approximately $1,082.6 billion and $1,210.6 billion at December 31, 2014 and 2013, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $1,166 million and $845 million at December 31, 2014 and 2013, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $837 million and $983 million at December 31, 2014 and 2013, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $55 million, $50 million and $55 million during the years ended December 31, 2014, 2013 and 2012, respectively.
On December 19, 2014, we sold our GB&M London precious metals custody and clearing business to HSBC Bank plc. As the sale of this business was between affiliates under common control, the consideration received in excess of our carrying value resulted in an increase to additional paid-in-capital, net of tax, of $60 million.
In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and, thereafter on a daily basis, were purchasing new originations on these credit card receivables. As discussed in Note 10, "Intangible Assets," in March 2012 we re-purchased these account relationships from HSBC Finance and, as a result, we stopped purchasing new originations on these credit card accounts from HSBC Finance. During the first quarter of 2012, we purchased $492 million of credit card receivables from HSBC Finance. HSBC Finance continued to service these loans for us through April 30, 2012 for a fee which was included in support services from affiliates. Effective with the close of the sale of our GM and UP credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans were serviced by Capital One for a fee. In September 2013, the outsourcing arrangement with Capital One ended and we resumed the servicing of our remaining credit card portfolio. Premiums previously paid are amortized to interest income over the estimated life of the receivables purchased.
Transactions with HSBC Affiliates involving our Discontinued Operations:
As it relates to our discontinued credit card and private label operations, in January 2009 we purchased the GM and UP portfolios from HSBC Finance with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement we purchased on a daily basis substantially all new originations from these account relationships from HSBC Finance prior to the sale of these accounts to Capital One on May 1, 2012. Premiums paid for these receivables were amortized to interest income over the estimated life of the receivables purchased and are included as a component of income from discontinued operations. HSBC Finance serviced these credit card loans for us for a fee through April 30, 2012. During 2012, we purchased a total of $9.9 billion of loans on a daily basis from HSBC Finance. Fees paid for servicing these loan portfolios, which are included as a component of income from discontinued operations, totaled $199 million during 2012.

23. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2013 Form 10-K with the exception that our segment reporting is described to be under the Group Reporting Basis. Prior to the fourth quarter of 2014, we had described segment reporting to be under IFRS. Our segment results in all periods are presented in accordance with the Group Reporting Basis.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these

HSBC USA Inc.

charges/credits is to transfer interest rate risk from the segments to one centralized unit in GB&M and more appropriately reflect the profitability of segments.
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions are accounted for as if they were with third parties.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRS") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and Group Reporting Basis as they impact our results are presented below:
Net Interest Income
Effective interest rate - The calculation of effective interest rates under IAS 39, "Financial Instruments: Recognition and Measurement," requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate to be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income under the Group Reporting Basis.
Deferred loan origination costs and fees - Certain loan fees and incremental direct loan costs, which would not have been incurred but for the origination of loans, are deferred and amortized to earnings over the life of the loan under the Group Reporting Basis. Certain loan fees and direct incremental loan origination costs, including internal costs directly attributable to the origination of loans in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.
Loan origination deferrals under the Group Reporting Basis are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the loan under the Group Reporting Basis as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.
Derivative interest expense - Under the Group Reporting Basis, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on instruments designated at fair value and related derivatives which is a component of other revenues.
Other Operating Income (Total Other Revenues)
Derivatives - Under the Group Reporting Basis, the up-front recognition of the difference between transaction price and fair value in the consolidated statement of income is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. There is no similar observability requirement under U.S. GAAP.
Loans held for sale - The Group Reporting Basis requires loans originated with the intent to sell to be classified as trading assets and recorded at their fair value, with income recorded in trading revenue. Under U.S. GAAP, such loans are classified as loans held for sale and, with the exception of certain loans accounted for under FVO accounting, are recorded at the lower of amortized cost or fair value, with income recorded in other revenue.
For loans transferred to held for sale subsequent to origination, the Group Reporting Basis requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for Group Reporting Basis purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category and subsequently be measured at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit

HSBC USA Inc.

losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.
Reclassification of fair value measured financial assets during 2008 - Certain securities were reclassified from trading assets to loans and receivables under the Group Reporting Basis in 2008 pursuant to an amendment to IAS 39, and are no longer marked to market under the Group Reporting Basis. These securities continue to be classified as trading assets and are carried at fair value under U.S. GAAP.
Additionally, certain Leverage Acquisition Finance ("LAF") loans were classified as trading assets under the Group Reporting Basis and, to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to loans and advances as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans were classified as "held for sale" and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in 2013.
Servicing assets – Under the Group Reporting Basis, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets. Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value. All subsequent adjustments to fair value are reflected in other revenue.
REO expense - Other revenues under the Group Reporting Basis include losses on sale and the lower of amortized cost or fair value of the collateral less cost to sell adjustments on REO properties which are classified as other expense under U.S. GAAP.
Gain on sale of London Branch precious metals business to affiliate - The Group Reporting Basis requires that operations be transferred to held for sale and carried at the lower of cost or fair value with gains recorded through earnings upon completion of the sale, regardless of whether the sale was to a third party or related party. Under U.S. GAAP, when the transfer of net assets is between affiliates under common control, gains are reflected as a capital transaction upon completion of the sale.
Low income housing tax credits - Under the Group Reporting Basis, given the inter-relationship between the tax benefits obtained from our investment in low income housing tax credit investments and the amortization of our investment balance, such amounts are presented net in other operating income. Under U.S. GAAP, such amounts are presented net in income tax expense.
Loan Impairment Charges (Provision for Credit Losses)
The Group Reporting Basis requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Under U.S. GAAP, a discounted cash flow methodology on pools of homogeneous loans is applied only to the extent loans are considered TDR Loans. Also under the Group Reporting Basis, if the fair value on secured loans previously written down increases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under the Group Reporting Basis, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under the Group Reporting Basis. Under the Group Reporting Basis, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances.
Under U.S. GAAP, the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income (loss) as provision for credit losses. There is no similar requirement under the Group Reporting Basis.
For consumer loans collectively evaluated for impairment under U.S. GAAP, bank industry practice which we adopted in 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our allowance for credit losses. Under the Group Reporting Basis, we concluded that the estimated average period of time from last current status to write-off for real estate loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in 2012. In 2013, we updated our review under the Group Reporting Basis to reflect the period of time after a loss event a loan remains current before delinquency is observed which resulted in an estimated average period of time from a loss event occurring and its ultimate migration from current status through to delinquency, and ultimately write-off, for real estate loans collectively evaluated for impairment using a roll rate migration analysis of 12 months.
For commercial loans collectively evaluated for impairment we formerly utilized the same loss emergence period for both U.S. GAAP and the Group Reporting Basis, which resulted in a consistent calculation of loan impairment charges under the two bases

HSBC USA Inc.

of reporting. During 2014, we conducted a review of our loss emergence period estimate used for U.S. GAAP reporting purposes based upon regulatory guidance and bank industry practice in the U.S. As a result of this review, our emergence period was increased, resulting in an increase in loan impairment charges under U.S. GAAP. A separate review of our loss experience under the Group Reporting Basis was completed in December 2014. This review did not significantly change the loss emergence period compared with the prior year and resulted in a deviation between U.S. GAAP and the Group Reporting Basis in the fourth quarter of 2014 of approximately $174 million on a pre-tax basis. The difference was primarily attributable to different approaches for estimating loss emergence periods for U.S. GAAP and the Group Reporting Basis. We have determined that, based on the judgment involved and the practice which has evolved in different jurisdictions, both approaches for estimating loss emergence periods result in an appropriate allowance for credit losses under the reporting basis to which each is being applied.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the "corridor."). As a result of amendments to IAS 19, "Employee Benefits" effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on plan assets. In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future benefit accruals under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under the Group Reporting Basis recognition occurs when "demonstrably committed to the transaction" as compared with U.S. GAAP when recognition occurs when the transaction is completed.
Securities - Under the Group Reporting Basis, HSBC shares held for stock plans are recorded in securities. Under the Group Reporting Basis, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the shares are recorded in other assets and the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.
Property - Under the Group Reporting Basis, the carrying amount of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the carrying amounts of tangible fixed assets and shareholders' equity are lower under U.S. GAAP than under the Group Reporting Basis. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under the Group Reporting Basis for the period. In addition, the sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and recognized over the lease term due to our continuing involvement.
Litigation expense - Under U.S. GAAP, litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under the Group Reporting Basis, a present obligation and a probable outflow of economic benefits must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between the Group Reporting Basis and U.S. GAAP.
Goodwill impairment - Under the Group Reporting Basis, goodwill was amortized until 2005 however under U.S. GAAP, goodwill was amortized until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis in 2013.
Assets
Unquoted equity securities – Under the Group Reporting Basis, equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under the Group Reporting Basis are classified as either available-for-sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, and classified in other assets.
Customer loans (Loans) - As discussed more fully above under "Other Operating Income (Total Other Revenues) - Loans held for sale," on a Group Reporting Basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under the Group Reporting Basis than under U.S. GAAP which results in loans generally being reported as held for sale later then under U.S. GAAP.

HSBC USA Inc.

Precious metals - Under U.S. GAAP, precious metals leased or loaned to customers are reclassified from trading precious metals into loans. Under the Group Reporting Basis, precious metals leased or loaned to customers continue to be part of the precious metal inventory recorded in other assets.
Derivatives - Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is a legally enforceable netting agreement in place. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under the Group Reporting Basis, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.
Goodwill - The Group Reporting Basis and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. Under the Group Reporting Basis, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill under the Group Reporting Basis.

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(3)	Group Reporting Basis Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2014
Net interest income(1)	$802	$800	$378	$199	$60	$(3)	$2,236	$(74)	$142	$2,304
Other operating income	414	308	1,034	104	36	3	1,899	(132)	(161)	1,606
Total operating income	1,216	1,108	1,412	303	96	—	4,135	(206)	(19)	3,910
Loan impairment charges	27	42	66	(8)	—	—	127	80	(19)	188
	1,189	1,066	1,346	311	96	—	4,008	(286)	—	3,722
Operating expenses(2)	1,227	683	1,308	238	126	—	3,582	(158)	—	3,424
Profit (loss) before income tax expense	$(38)	$383	$38	$73	$(30)	$—	$426	$(128)	$—	$298
Balances at end of period:
Total assets	$19,648	$29,009	$181,946	$8,184	$849	$—	$239,636	$(54,138)	$41	$185,539
Total loans, net	16,704	27,777	22,693	6,528	—	—	73,702	1,032	2,327	77,061
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	28,323	22,086	35,143	10,818	—	—	96,370	(4,811)	24,559	116,118
Year Ended December 31, 2013
Net interest income(1)	$842	$706	$423	$189	$(46)	$(13)	$2,101	$(76)	$16	$2,041
Other operating income	347	293	1,165	109	(78)	13	1,849	22	(14)	1,857
Total operating income	1,189	999	1,588	298	(124)	—	3,950	(54)	2	3,898
Loan impairment charges	129	45	(4)	5	—	—	175	—	18	193
	1,060	954	1,592	293	(124)	—	3,775	(54)	(16)	3,705
Operating expenses(2)	1,206	680	1,464	254	98	—	3,702	201	(16)	3,887
Profit (loss) before income tax expense	$(146)	$274	$128	$39	$(222)	$—	$73	$(255)	$—	$(182)
Balances at end of period:
Total assets	$19,267	$23,427	$180,559	$8,340	$766	$—	$232,359	$(49,879)	$3,007	$185,487
Total loans, net	16,233	22,254	18,336	6,206	—	—	63,029	1,503	2,557	67,089
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	30,220	21,601	33,231	12,036	—	—	97,088	(3,869)	19,389	112,608
Year Ended December 31, 2012
Net interest income(1)	$854	$673	$606	$184	$(43)	$(15)	$2,259	$(123)	$22	$2,158
Other operating income	555	539	916	106	(269)	15	1,862	43	68	1,973
Total operating income	1,409	1,212	1,522	290	(312)	—	4,121	(80)	90	4,131
Loan impairment charges	204	4	(1)	(3)	—	—	204	73	16	293
	1,205	1,208	1,523	293	(312)	—	3,917	(153)	74	3,838
Operating expenses(2)	1,301	631	997	232	1,465	—	4,626	(36)	74	4,664
Profit before income tax expense	$(96)	$577	$526	$61	$(1,777)	$—	$(709)	$(117)	$—	$(826)
Balances at end of period:
Total assets	$22,789	$23,585	$203,680	$8,208	$633	$—	$258,895	$(67,543)	$94	$191,446
Total loans, net	16,422	19,754	17,530	5,707	—	—	59,413	3,495	(297)	62,611
Goodwill	581	358	480	325	—	—	1,744	484	—	2,228
Total deposits	35,406	21,759	37,134	12,141	—	—	106,440	(5,122)	16,353	117,671

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

(3)
Represents adjustments associated with differences between the Group Reporting Basis and the U.S. GAAP basis of accounting. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Profit (Loss) before Income Tax Expense	Total Assets
	(in millions)
December 31, 2014
Unquoted equity securities	$—	$—	$—	$—	$—	$(195)
Reclassification of financial assets	(10)	8	—	—	(2)	11
Securities	—	—	—	(3)	3	(13)
Derivatives	—	(4)	—	—	(4)	(53,973)
Loan impairment	(56)	1	120	1	(176)	(204)
Property	—	—	—	(16)	16	28
Pension costs	—	—	—	11	(11)	(166)
Goodwill	—	—	—	—	—	348
Litigation	—	—	—	(135)	135	1
Gain on sale of London Branch precious metals business to affiliate	—	(98)	—	—	(98)	—
Low Income Housing Tax Credits	—	(16)	—	—	(16)	—
Other	(8)	(23)	(40)	(16)	25	25
Total	$(74)	$(132)	$80	$(158)	$(128)	$(54,138)
December 31, 2013
Unquoted equity securities	$—	$—	$—	$—	$—	$(163)
Reclassification of financial assets	(14)	40	—	—	26	11
Securities	—	(1)	—	(2)	1	(24)
Derivatives	—	(3)	—	—	(3)	(49,876)
Loan impairment	(57)	1	(11)	1	(46)	(94)
Property	—	—	—	(17)	17	37
Pension costs	—	—	—	24	(24)	(154)
Goodwill impairment	—	—	—	135	(135)	348
Low Income Housing Tax Credits	—	(30)	—	—	(30)	—
Other	(5)	15	11	60	(61)	36
Total	$(76)	$22	$—	$201	$(255)	$(49,879)
December 31, 2012
Unquoted equity securities	$—	$—	$—	$—	$—	$(108)
Reclassification of financial assets	(64)	181	—	—	117	(4)
Securities	—	—	—	(12)	12	(27)
Derivatives	(4)	(5)	—	—	(9)	(67,762)
Loan impairment	(34)	3	73	—	(104)	(66)
Property	(9)	16	—	(21)	28	42
Pension costs	—	—	—	11	(11)	(137)
Sale of Cards and Retail Services business	—	(92)	—	—	(92)	—
Low Income Housing Tax Credits	—	(29)	—	—	(29)	—
Other	(12)	(31)	—	(14)	(29)	519
Total	$(123)	$43	$73	$(36)	$(117)	$(67,543)

(4)	Represents differences in financial statement presentation between Group Reporting Basis and U.S. GAAP.

HSBC USA Inc.

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
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Capital Amount	Well-Capitalized Minimum Ratio(1)(2)	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio(3)
	(dollars are in millions)
Total capital ratio:
HSBC USA	$21,017	10.00%	15.78%	$20,242	10.00%		16.36%
HSBC Bank USA	22,760	10.00%	17.86	21,324	10.00%		18.03
Tier 1 capital ratio:
HSBC USA	15,205	6.00	11.41	14,409	6.00		11.65
HSBC Bank USA	17,215	8.00	13.51	15,763	6.00		13.33
Common equity Tier 1 ratio(4):
HSBC USA	13,754	4.50	10.33	12,301	5.00	(5)	9.94
HSBC Bank USA	17,215	6.50	13.51	15,763	5.00		13.33
Tier 1 leverage ratio:
HSBC USA	15,205	4.00	8.54	14,409	3.00	(6)	7.90
HSBC Bank USA	17,215	5.00	10.06	15,763	5.00		9.06
Risk weighted assets:
HSBC USA	133,211			123,737
HSBC Bank USA	127,456			118,285

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

HSBC USA Inc.

We did not receive any cash capital contributions from our immediate parent, HNAI or make any capital contributions to our subsidiary, HSBC Bank USA during 2014 or 2013.
Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At December 31, 2014 and 2013, deferred tax assets of $8 million and $897 million, respectively, were excluded in the computation of regulatory capital. The decrease since December 31, 2013 reflects the impact of the Basel III transition rules beginning in 2014.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of December 31, 2014 and 2013 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	December 31, 2014		December 31, 2013
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$—	$—	$5	$—
Securities held-to-maturity	—	—	200	—
Other assets	—	—	45	—
Interest, taxes and other liabilities	—	—	—	3
Subtotal	—	—	250	3
Low income housing limited liability partnership:
Other assets	380	—	457	—
Long-term debt	—	92	—	92
Interest, taxes and other liabilities	—	75	—	90
Subtotal	380	167	457	182
Total	$380	$167	$707	$185

HSBC USA Inc.

Asset-backed conduit During 2013, HSBC decided to restructure certain of its asset-backed commercial paper conduit programs to have only one asset-backed commercial paper conduit providing securitized financing to HSBC clients globally. As part of this initiative, our commercial paper conduit otherwise known as Bryant Park was no longer transacting new business and certain Bryant Park customer transactions were refinanced by a commercial paper conduit consolidated by HSBC Bank plc. Bryant Park continued to exist but only to fund select legacy assets it continued to hold. Upon completion of the restructure in 2013, HSBC Bank USA became the primary beneficiary of Bryant Park at which time Bryant Park became included in our consolidated results. During the fourth quarter of 2014, the remaining legacy assets were sold and, as a result, the Bryant Park facility was closed.
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of December 31, 2014 and 2013:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At December 31, 2014
Asset-backed commercial paper conduits	$29	$—	$10,984	$2,685
Structured note vehicles	2,841	7	5,867	5,860
Low income housing partnerships	44	39	141	44
Total	$2,914	$46	$16,992	$8,589
At December 31, 2013
Asset-backed commercial paper conduits	$417	$—	$17,044	$2,560
Structured note vehicles	2,272	55	6,190	5,888
Total	$2,689	$55	$23,234	$8,448
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $2,685 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

HSBC USA Inc.

Structured note vehicles  Our involvement in structured note vehicles includes derivatives such as interest rate and currency swaps and investments in the vehicles' debt instruments. In limited circumstances, we entered into total return swaps taking on the risks and benefits of certain structured notes issued by unconsolidated VIEs. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In other situations, we hold credit default swaps with structured note issuing VIEs under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
Low income housing partnerships Separately from the low income housing LLP discussed above, we invest as a limited partner in low-income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low-income housing tax credits, for investors. The partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk and are structured with non-substantive voting rights. We are not the primary beneficiary of the VIEs and do not consolidate them.
Our investment in low-income housing partnerships are recorded in other assets on the consolidated balance sheet. As a practical expedient, we amortize the investment in proportion to the allocated tax credits under the proportional amortization method of accounting. The maximum exposure to loss shown in the table above represents our recorded investment.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of December 31, 2014 and 2013. Following the table is a description of the various arrangements.

	December 31, 2014		December 31, 2013
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(1,484)	$117,768	$545	$180,380
Financial standby letters of credit, net of participations(2)(3)	—	5,358	—	5,237
Performance (non-financial) guarantees, net of participations(2)(3)	—	3,083	—	3,172
Liquidity asset purchase agreements(3)	—	2,685	—	2,560
Total	$(1,484)	$128,894	$545	$191,349

(1)	Includes $32,688 million and $34,856 million of notional issued for the benefit of HSBC affiliates at December 31, 2014 and 2013, respectively.

HSBC USA Inc.

(2)	Includes $937 million and $865 million issued for the benefit of HSBC affiliates at December 31, 2014 and 2013, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions(1)	$(1,484)	$117,768	$545	$180,380
Buy-protection credit derivative positions(1)	1,741	122,969	(505)	174,906
Net position(2)	$257	$(5,201)	$40	$5,474

(1)	The decrease in credit derivative notional positions since December 31, 2013 largely reflects the transfer of risk associated with portions of our credit derivatives portfolio.

(2)
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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,358 million and $3,083 million, respectively. As of December 31, 2013, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,237 million and $3,172 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $50 million and $46 million at December 31, 2014 and 2013, respectively. Also included in other

HSBC USA Inc.

liabilities is an allowance for credit losses on unfunded standby letters of credit of $16 million and $18 million at December 31, 2014 and 2013, respectively.
The following table summarizes the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of December 31, 2014 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.6	$78,019	$14,635	$92,654
Structured CDS	2.0	6,340	687	7,027
Index credit derivatives	2.5	6,422	7,836	14,258
Total return swaps	2.8	3,422	407	3,829
Subtotal		94,203	23,565	117,768
Standby Letters of Credit(2)	1.2	6,305	2,136	8,441
Total		$100,508	$25,701	$126,209

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Mortgage Loan Repurchase Obligations
Sale of mortgage loans  In the ordinary course of business, we originate and sell mortgage loans and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Historically, these sales had been primarily to government sponsored entities ("GSEs") and, as a result of the settlements discussed in further detail below, the repurchase exposure associated with these sales has been substantially resolved. In addition, with the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, new agency eligible originations are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
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

HSBC USA Inc.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at December 31, 2014, 2013 and 2012:

At December 31,	2014	2013	2012
	(in millions)
GSEs	$2	$41	$86
Others	1	3	3
Total	$3	$44	$89
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses.
The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during 2014, 2013 and 2012 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	2014	2013	2012
	(in millions)
Balance at beginning of period	$99	$219	$237
Increase (decrease) in liability recorded through earnings	(41)	21	134
Realized losses	(31)	(141)	(152)
Balance at end of period	$27	$99	$219
Our remaining mortgage repurchase liability of $27 million at December 31, 2014 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales adjusted for settlements reached with counterparties. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends, including significantly lower levels of demands received, and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at December 31, 2014. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Written Put Options, Non Credit-Risk Related and Indemnity Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by our affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2014 and 2013 we had issued $2,685 million and $2,560 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 25, "Variable Interest Entities," for further information.
Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. Visa used a portion of the IPO proceeds to establish an escrow account to fund future claims arising from those covered litigations. From 2009 to 2011, Visa exercised its rights to sell shares of existing Class B shareholders and deposited the proceeds in order to increase the escrow account. At December 31, 2014 and 2013, we estimated the shares held in the Visa escrow account were sufficient to cover any anticipated liabilities that may arise as a result of settlements or other resolutions of still-pending cases, therefore, no liability was recorded relating to this litigation.

HSBC USA Inc.

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
Pledged Assets  Pledged assets included in the consolidated balance sheet consisted of the following:

At December 31,	2014	2013
	(in millions)
Interest bearing deposits with banks	$415	$355
Trading assets(1)	2,886	1,296
Securities available-for-sale(2)	22,023	21,718
Securities held-to-maturity	3,602	363
Loans(3)	12,580	11,593
Other assets(4)	2,495	2,904
Total	$44,001	$38,229

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

(2)
Securities available-for-sale are primarily pledged against derivatives, public fund deposits, trust deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the FHLB and the Federal Reserve Bank of New York.

(3)	Loans are primarily residential mortgage loans pledged against current and potential borrowings from the FHLB and the Federal Reserve Bank of New York.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $8,348 million and $10,950 million at December 31, 2014 and 2013, respectively. The fair value of trading assets that can be sold or repledged was $2,886 million and $1,296 million at December 31, 2014 and 2013, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $6,765 million and $4,187 million at December 31, 2014 and 2013, respectively. This collateral was obtained under security resale agreements. Of this collateral, $2,226 million and $2,771 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2014 and 2013, respectively.
Lease Obligations  We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $147 million in 2014, $149 million in 2013 and $147 million in 2012.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2015	$140	$(3)	$137
2016	120	(2)	118
2017	106	(1)	105
2018	93	—	93
2019	76	(1)	75
Thereafter	115	(1)	114
Net minimum lease commitments	$650	$(8)	$642
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential

HSBC USA Inc.

mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Activity and Litigation" in Note 28, "Litigation and Regulatory Matters," for additional discussion of related exposure.
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
The following table provides information about repurchase agreements and resell agreements that are subject to offset as of December 31, 2014 and 2013:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of December 31, 2014:
Assets:
Securities purchased under agreements to resell	$7,165	5,752	1,413	1,413	—	$—
Liabilities:
Securities sold under repurchase agreements	$13,459	5,752	7,707	7,707	—	$—

As of December 31, 2013:
Assets:
Securities purchased under agreements to resell	$4,187	2,068	2,119	2,118	—	$1
Liabilities:
Securities sold under repurchase agreements	$14,989	2,068	12,921	12,913	—	$8

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
Valuation of uncollateralized derivatives - During the fourth quarter of 2014, we adopted a funding fair value adjustment ("FFVA") to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the Overnight Indexed Swap ("OIS") rate. The impact of adopting the FFVA was a reduction to trading revenue of $9 million. See "Valuation Techniques - Derivatives" below for additional details.
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

HSBC USA Inc.

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
A valuation committee, chaired by the Head of Business Finance of GB&M, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The committee is responsible for reviewing and approving valuation policies and procedures including any valuation adjustments pertaining to, among other things, independent price verification, market liquidity, unobservable inputs, model uncertainty and counterparty credit risk. All valuation models are reviewed by the valuation committee in terms of model development, enhancements and performance. All models are independently reviewed by the Markets IMR function and applicable valuation model recommendations are reported to and discussed with the valuation committee. Significant valuation risks identified in business activities are corroborated and addressed by the committee members and, where applicable, are escalated to the Chief Financial Officer of HUSI and the Audit Committee of the Board of Directors.
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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2014 and 2013:

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,746	$31,746	$891	$30,807	$48
Federal funds sold and securities purchased under resale agreements	1,413	1,413	—	1,413	—
Non-derivative trading assets	15,490	15,490	2,675	9,722	3,093
Derivatives	7,258	7,258	10	7,200	48
Securities	43,609	43,835	22,048	21,787	—
Commercial loans, net of allowance for credit losses	57,595	58,891	—	—	58,891
Commercial loans designated under fair value option and held for sale	152	152	—	152	—
Commercial loans held for sale	376	376	—	376	—
Consumer loans, net of allowance for credit losses	19,466	17,896	—	—	17,896
Consumer loans held for sale:
Residential mortgages	18	19	—	14	5
Other consumer	66	66	—	—	66
Financial liabilities:
Short-term financial liabilities	$12,861	$12,861	$—	$12,813	$48
Deposits:
Without fixed maturities	105,962	105,962	—	105,962	—
Fixed maturities	2,810	2,813	—	2,813	—
Deposits designated under fair value option	7,346	7,346	—	5,378	1,968
Non-derivative trading liabilities	705	705	653	52	—
Derivatives	8,413	8,413	8	8,376	29
Long-term debt	18,733	19,524	—	19,524	—
Long-term debt designated under fair value option	8,791	8,791	—	8,144	647

HSBC USA Inc.

December 31, 2013	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$20,626	$20,626	$961	$19,614	$51
Federal funds sold and securities purchased under resale agreements	2,119	2,119	—	2,119	—
Non-derivative trading assets	22,903	22,903	1,344	18,924	2,635
Derivatives	7,569	7,569	26	7,467	76
Securities	56,368	56,405	39,553	16,852	—
Commercial loans, net of allowance for credit losses	48,186	49,897	—	—	49,897
Commercial loans designated under fair value option and held for sale	58	58	—	58	—
Commercial loans held for sale	18	18	—	18	—
Consumer loans, net of allowance for credit losses	18,903	16,051	—	—	16,051
Consumer loans held for sale:
Residential mortgages	91	92	—	36	56
Other consumer	63	63	—	—	63
Financial liabilities:
Short-term financial liabilities	$19,205	$19,205	$—	$19,154	$51
Deposits:
Without fixed maturities	102,584	102,584	—	102,584	—
Fixed maturities	2,284	2,289	—	2,289	—
Deposits designated under fair value option	7,740	7,740	—	5,406	2,334
Non-derivative trading liabilities	4,134	4,134	308	3,826	—
Derivatives	7,348	7,348	5	7,294	49
Long-term debt	15,261	15,729	—	15,729	—
Long-term debt designated under fair value option	7,586	7,586	—	6,686	900
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2014 and 2013 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in 2014 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
December 31, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,675	$48	$—	$2,723	$—	$2,723
Obligations of U.S. States and political subdivisions	—	591	—	591	—	591
Collateralized debt obligations	—	—	253	253	—	253
Asset-backed securities:
Residential mortgages	—	142	—	142	—	142
Student Loans	—	86	—	86	—	86
Corporate and other domestic debt securities	—	1	2,840	2,841	—	2,841
Debt Securities issued by foreign entities:
Corporate	—	184	—	184	—	184
Government-backed	—	6,656	—	6,656	—	6,656
Equity securities	—	22	—	22	—	22
Precious metals trading	—	1,992	—	1,992	—	1,992
Derivatives(2):
Interest rate contracts	46	46,012	1	46,059	—	46,059
Foreign exchange contracts	—	22,241	23	22,264	—	22,264
Equity contracts	—	2,212	180	2,392	—	2,392
Precious metals contracts	59	1,013	—	1,072	—	1,072
Credit contracts	—	3,899	296	4,195	—	4,195
Derivatives netting	—	—	—	—	(68,724)	(68,724)
Total derivatives	105	75,377	500	75,982	(68,724)	7,258
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,048	3,117	—	25,165	—	25,165
Obligations of U.S. states and political subdivisions	—	667	—	667	—	667
Asset-backed securities:
Commercial mortgages	—	43	—	43	—	43
Home equity	—	89	—	89	—	89
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	517	—	517	—	517
Government-backed	—	3,398	—	3,398	—	3,398
Equity securities	—	167	—	167	—	167
Loans(3)	—	152	—	152	—	152
Mortgage servicing rights(4)	—	—	159	159	—	159
Total assets	$24,828	$93,343	$3,752	$121,923	$(68,724)	$53,199
Liabilities:
Deposits in domestic offices(5)	$—	$5,378	$1,968	$7,346	$—	$7,346
Trading liabilities, excluding derivatives	653	52	—	705	—	705
Derivatives(2):
Interest rate contracts	43	46,683	1	46,727	—	46,727
Foreign exchange contracts	13	20,847	23	20,883	—	20,883
Equity contracts	—	1,661	138	1,799	—	1,799
Precious metals contracts	18	596	—	614	—	614
Credit contracts	—	3,941	86	4,027	—	4,027
Derivatives netting	—	—	—	—	(65,637)	(65,637)
Total derivatives	74	73,728	248	74,050	(65,637)	8,413
Long-term debt(5)	—	8,144	647	8,791	—	8,791
Total liabilities	$727	$87,302	$2,863	$90,892	$(65,637)	$25,255

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2013	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,344	$178	$—	$1,522	$—	$1,522
Obligations of U. S. States and political subdivisions	—	25	—	25	—	25
Collateralized debt obligations	—	—	254	254	—	254
Asset-backed securities:
Residential mortgages	—	159	—	159	—	159
Student loans	—	68	—	68	—	68
Corporate and other domestic debt securities	—	—	2,260	2,260	—	2,260
Debt Securities issued by foreign entities:
Corporate	—	495	—	495	—	495
Government-backed	—	6,223	121	6,344	—	6,344
Equity securities	—	25	—	25	—	25
Precious metals trading	—	11,751	—	11,751	—	11,751
Derivatives(2):
Interest rate contracts	81	56,095	1	56,177	—	56,177
Foreign exchange contracts	7	15,291	131	15,429	—	15,429
Equity contracts	—	2,042	160	2,202	—	2,202
Precious metals contracts	182	1,400	1	1,583	—	1,583
Credit contracts	—	4,152	512	4,664	—	4,664
Derivatives netting	—	—	—	—	(72,486)	(72,486)
Total derivatives	270	78,980	805	80,055	(72,486)	7,569
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	39,513	9,439	—	48,952	—	48,952
Obligations of U.S. states and political subdivisions	—	742	—	742	—	742
Asset-backed securities:
Residential mortgages	—	1	—	1	—	1
Commercial mortgages	—	126	—	126	—	126
Home equity	—	227	—	227	—	227
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	881	—	881	—	881
Government-backed	40	3,681	—	3,721	—	3,721
Equity securities	—	162	—	162	—	162
Loans(3)	—	58	—	58	—	58
Mortgage servicing rights(4)	—	—	227	227	—	227
Total assets	$41,167	$113,315	$3,667	$158,149	$(72,486)	$85,663
Liabilities:
Deposits in domestic offices(5)	$—	$5,406	$2,334	$7,740	$—	$7,740
Trading liabilities, excluding derivatives	308	3,826	—	4,134	—	4,134
Derivatives(2):
Interest rate contracts	34	56,282	—	56,316	—	56,316
Foreign exchange contracts	16	14,576	36	14,628	—	14,628
Equity contracts	—	1,403	157	1,560	—	1,560
Precious metals contracts	7	847	3	857	—	857
Credit contracts	—	4,398	321	4,719	—	4,719
Derivatives netting	—	—	—	—	(70,732)	(70,732)
Total derivatives	57	77,506	517	78,080	(70,732)	7,348
Long-term debt(5)	—	6,686	900	7,586	—	7,586
Total liabilities	$365	$93,424	$3,751	$97,540	$(70,732)	$26,808

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

(2)
Includes trading derivative assets of $5,602 million and $5,991 million and trading derivative liabilities of $7,459 million and $6,741 million as of December 31, 2014 and 2013, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 8, "Loans Held for Sale," for further information.

(4)	See Note 10, "Intangible Assets," for additional information.

(5)	See Note 16, "Fair Value Option," for additional information.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Levels 1 and 2 measurements  There were no transfers between Levels 1 and 2 during 2014 and 2013.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during year ended December 31, 2014 and 2013. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$29	$—	$—	$—	$(30)	$—	$—	$253	$24
Corporate and other domestic debt securities	2,260	(5)	—	585	—	—	—	—	2,840	(4)
Government debt securities issued by foreign entities	121	5	—	—	—	(7)	—	(119)	—	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	—
Foreign exchange contracts	95	9	—	—	—	(11)	—	(93)	—	—
Equity contracts	3	102	—	—	—	(74)	12	(1)	42	31
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(94)	—	—	—	(1)	—	114	210	(146)
Mortgage servicing rights(3)	227	—	(38)	—	—	(30)	—	—	159	(38)
Total assets	$3,150	$48	$(39)	$585	$—	$(153)	$12	$(99)	$3,504	$(133)
Liabilities:
Deposits in domestic offices(4)	$(2,334)	$—	$(249)	$—	$(346)	$484	$(201)	$678	$(1,968)	$(22)
Long-term debt(4)	(900)	—	120	—	(321)	259	(7)	202	(647)	(26)
Total liabilities	$(3,234)	$—	$(129)	$—	$(667)	$743	$(208)	$880	$(2,615)	$(48)

HSBC USA Inc.

	Jan. 1, 2013	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2013	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$466	$154	$—	$237	$—	$(603)	$—	$—	$254	$151
Corporate and other domestic debt securities	1,861	29	—	792	—	(422)	—	—	2,260	29
Corporate debt securities issued by foreign entities	299	(10)	—	—	—	(238)	—	(51)	—	—
Government debt securities issued by foreign entities	311	21	—	—	—	(211)	—	—	121	2
Equity securities	9	(5)	—	—	—	(4)	—	—	—	(5)
Derivatives, net(2):
Interest rate contracts	7	—	(6)	—	—	—	—	—	1	(7)
Foreign exchange contracts	5	1	—	—	—	105	(16)	—	95	100
Equity contracts	(7)	85	—	—	—	(67)	16	(24)	3	9
Precious metals contracts	—	(2)	—	—	—	—	—	—	(2)	(2)
Credit contracts	571	(215)	—	—	—	(119)	(45)	(1)	191	(369)
Mortgage servicing rights(3)	168	—	48	—	—	11	—	—	227	48
Total assets	$3,690	$58	$42	$1,029	$—	$(1,548)	$(45)	$(76)	$3,150	$(44)
Liabilities:
Deposits in domestic offices(4)	$(2,636)	$—	$301	$—	$(601)	$391	$(305)	$516	$(2,334)	$(24)
Long-term debt(4)	(429)	—	(278)	—	(606)	225	(38)	226	(900)	(183)
Total liabilities	$(3,065)	$—	$23	$—	$(1,207)	$616	$(343)	$742	$(3,234)	$(207)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $500 million and derivative liabilities of $248 million as of December 31, 2014 and derivative assets of $805 million and derivative liabilities of $517 million as of December 31, 2013.

(3)	See Note 10, "Intangible Assets," for additional information.

(4)	See Note 16, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of December 31, 2014 and 2013:

December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	253	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,840	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	6% - 98%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	10% - 17%
Equity derivative contracts(1)	42	Option pricing model	Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Credit derivative contracts	210	Option pricing model	Correlation of defaults of a portfolio of reference credit names	52% - 57%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	159	Option adjusted discounted cash flows	Constant prepayment rates	10% - 49%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(1,968)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Long-term debt (structured notes)(1)(2)	(647)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%

HSBC USA Inc.

December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	254	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 5%
			Conditional default rates	5% - 7%
			Loss severity rates	90% - 100%
Corporate and other domestic debt securities	2,260	Discounted cash flows	Spread volatility on collateral assets	1% - 3%
			Correlation between insurance claim shortfall and collateral value	80%
Government debt securities issued by foreign entities	121	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	36% - 63%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	10% - 99%
Foreign exchange derivative contracts(1)	95	Option pricing model	Implied volatility of currency pairs	11% - 16%
Equity derivative contracts(1)	3	Option pricing model	Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Credit derivative contracts	191	Option pricing model	Correlation of defaults of a portfolio of reference credit names	46% - 54%
			Issuer by issuer correlation of defaults	83% - 95%
Mortgage servicing rights	227	Option adjusted discounted cash flows	Constant prepayment rates	5% - 22%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(2,334)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%
Long-term debt (structured notes)(1)(2)	(900)	Option adjusted discounted cash flows	Implied volatility of currency pairs	11% - 16%
			Equity / Equity Index volatility	6% - 69%
			Equity / Equity and Equity / Index correlation	50% - 58%

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
Collateralized Debt Obligations ("CDOs")

▪
Prepayment rate - The rate at which borrowers pay off the mortgage loans early. The prepayment rate is affected by a number of factors including the location of the mortgage collateral, the interest rate type of the mortgage loans, borrowers' credit and sensitivity to interest rate movement. The prepayment rate of our CDOs portfolio is tilted towards the low end of the range.

▪
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is close to the mid-point of the range.

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of December 31, 2014 is about 1.8 times that of CLOs.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 10 percent and 17 percent while the implied volatility for equity/equity or equity/equity index is between 11 percent and 60 percent, respectively at December 31, 2014. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 3 percent and 6 percent, respectively at December 31, 2014.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 47 percent and 73 percent at December 31, 2014.

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
Significant Transfers Into and Out of Level 3 Measurements During 2014, we transferred $678 million of deposits in domestic offices and $202 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during 2014, we transferred $201 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During 2013, we transferred $45 million of credit derivatives from Level 2 to Level 3 as a result of including specific fair value adjustments related to certain credit default swaps. During 2013, we transferred $516 million of deposits in domestic offices and $226 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during 2013, we transferred $305 million of deposits in domestic offices and $38 million of long-term

HSBC USA Inc.

debt, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period and (c) goodwill that was written down to its implied fair value. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of December 31, 2014 and 2013. The gains (losses) during 2014 and 2013 are also included.

	Non-Recurring Fair Value Measurements as of December 31, 2014				Total Gains (Losses) For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$5	$5	$3
Consumer loans(2)	—	164	—	164	(39)
Commercial loans held for sale(3)	—	289	—	289	(13)
Impaired commercial loans(4)	—	—	53	53	(14)
Real estate owned(5)	—	19	—	19	5
Total assets at fair value on a non-recurring basis	$—	$472	$58	$530	$(58)

	Non-Recurring Fair Value Measurements as of December 31, 2013				Total Gains (Losses) For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$9	$56	$65	$4
Consumer loans(2)	—	492	—	492	(90)
Impaired commercial loans(4)	—	—	108	108	26
Real estate owned(5)	—	20	—	20	—
Goodwill(6)	—	—	—	—	(616)
Total assets at fair value on a non-recurring basis	$—	$521	$164	$685	$(676)

(1)
As of December 31, 2014 and 2013, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	As of December 31, 2014, the fair value of the loans held for sale was below cost.

(4)
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

(5)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(6)	During 2013, goodwill with a carrying amount of $616 million allocated to our GB&M business was written down to its implied fair value of $0 million.

HSBC USA Inc.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of December 31, 2014 and 2013:

As of December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$5	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	53	Valuation of third party appraisal on underlying collateral	Loss severity rates	8% - 47%

As of December 31, 2013
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$56	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	108	Valuation of third party appraisal on underlying collateral	Loss severity rates	1% - 66%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 68 percent at December 31, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 32 percent at December 31, 2014. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Loans - Except for certain commercial loans held for sale for which the fair value option has been elected, we do not record loans at fair value on a recurring basis. From time to time, we record impairments to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity.

•
Loans held for sale – Certain residential mortgage whole loans, consumer receivables and commercial loans are recorded at the lower of amortized cost or fair value. Where available, we measure held for sale mortgage whole loans based on transaction prices of loan portfolios of similar characteristics observed in the whole loan market. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return.

•
Commercial loans held for sale designated under FVO – We record certain commercial loans held for sale at fair value. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates, loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate.

HSBC USA Inc.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $50 million and $46 million at December 31, 2014 and 2013, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of December 31, 2014:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$82	$—	$82
	Residential mortgages - Subprime	55	—	55
	Student loans	86	—	86
	Total AAA -A	223	—	223
BBB -B	Collateralized debt obligations	—	253	253
CCC-Unrated	Residential mortgages - Subprime	5	—	5
		$228	$253	$481
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$43	$—	$43
	Home equity - Alt A	89	—	89
	Other	94	—	94
	Total AAA -A	$226	$—	$226

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
We use the OIS curves as inputs to measure the fair value of collateralized derivatives. Historically, we valued uncollateralized derivatives by discounting expected future cash flows at a benchmark interest rate, typically LIBOR or its equivalent. In line with evolving industry practice, we changed this approach during the fourth quarter of 2014. We now view the OIS curve as the base discounting curve for all derivatives, both collateralized and uncollateralized, and have adopted a FFVA to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the OIS rate. The impact of adopting the FFVA was a reduction to trading revenue of $9 million. This is an area in which

HSBC USA Inc.

a full industry consensus has not yet emerged. We will continue to monitor industry evolution and refine the calculation methodology as necessary.
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
Structured notes and deposits – Structured notes and deposits are hybrid instruments containing embedded derivatives and are elected to be measured at fair value in their entirety under fair value option accounting principles. The valuation of hybrid instruments is predominantly driven by the derivative features embedded within the instruments. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option.
Cash flows of the funded notes and deposits are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates, and the structured note rates in recent executions.
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
Deposits – For fair value disclosure purposes, the carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to generally approximate fair value. For deposits with stated maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

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
Credit Card Litigation  HSBC Bank USA, HSBC Finance, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("MasterCard"), had been named as defendants in a number of consolidated merchant class actions and individual merchant actions had been filed against Visa and MasterCard, alleging that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the federal antitrust laws. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. ("MDL 1720"). In 2011, MasterCard, Visa, the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the "Sharing Agreements") that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The district court granted final approval of the class settlement on in December 2013 and entered the Class Settlement Order and final judgment dismissing the class action shortly thereafter. Certain objecting merchants have filed notices of appeal to the Court of Appeals for the Second Circuit.
Numerous merchants objected and/or opted out of the settlement during the exclusion period. To date, opt-out merchants have filed 35 opt-out suits in either state or federal court, including one, Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A), that names certain HSBC entities as defendants. Most of the opt-out suits have been transferred to the consolidated multidistrict litigation, MDL 1720. To date, certain groups of opt-out merchants have entered into settlement agreements with the defendants in those actions and certain HSBC entities that, pursuant to the MDL 1720 Sharing Agreements, are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed on December 16, 2013 against HSBC Bank USA, HSBC North America, HSBC Finance, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court

HSBC USA Inc.

for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants’ conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transactions, not merchants, and that card holders were therefore injured by the alleged anticompetitive conduct. In March and May 2014, defendants, including HSBC entities, filed a motion to dismiss. In June 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720. On November 26, 2014, the court granted defendants' motion to dismiss the federal antitrust claim and declined to exercise jurisdiction over the state law claim. Plaintiffs moved for reconsideration of the decision on December 18, and defendants responded on January 15, 2015. Plaintiffs also appealed the district court’s decision on January 5, 2015.
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
In addition to the State Action, three purported class actions were filed in federal court, which after certain motions were filed and heard, were centralized by order of the Judicial Panel on Multidistrict Litigation in June 2013 into the case captioned HSBC Overdraft MDL in the Eastern District of New York. Interim class counsel filed their consolidated complaint on September 30, 2013. On March 5, 2014, the Eastern District of New York granted in part and denied in part HSBC Bank USA's motion to dismiss, but on reconsideration reinstated certain additional claims. Discovery in the action is largely completed.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Following the denial of defendants' motion to dismiss, plaintiffs filed an answer on October 23, 2013. The HSBC defendants filed a motion for summary judgment in July 2014, which remains pending.
County of Cook v HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031). On March 21, 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed on March 31, 2014. The HSBC defendants' motion to dismiss the amended complaint remains pending.
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
Several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against HSBC USA and certain of our subsidiaries: Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074); West, et al. v. HSBC Mortgage Corporation (USA), et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185); Hoover, et al. v. HSBC Bank USA, N.A., et al. (N.D.N.Y. 13-CV-00149); Lopez v. HSBC Bank USA, N.A., et al. (S.D. Fla 13-CV-21104); Ross F. Gilmour v. HSBC Bank USA, N.A., et al. (S.D.N.Y. Case No. 1:13-CV-05896-ALC); and Blackburn v. HSBC Finance Corp., et al. (N.D. Ga. 13-

HSBC USA Inc.

CV-03714-ODE). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure. The various U.S. HSBC defendants agreed to settle hazard lender-placed insurance claims on behalf of a nationwide class comprised of borrowers “who, from January 1, 2005 to the present, were charged by HSBC defendants as assureds or additional assureds under a hazard lender placed insurance policy for residential property.”
The Southern District of Florida granted final approval of the class settlement in the Diaz v. HSBC Bank USA, N.A., et al. (S.D. Fla 13-CV-21104) action (formerly known as Lopez v. HSBC Bank, USA, N.A., et al.) on October 29, 2014. The settlement pays claims of class members, on a claims made basis, based on a formula, as well as class plaintiffs’ attorneys’ fees and costs of administration, with an overall cap of $32 million for all payments. This settlement does not include claims related to lender-placed flood insurance, such as those asserted in the Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074) action. On December 11, 2014, the parties in Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) reached a settlement in principle resolving putative class action claims regarding lender placed flood insurance. Under the agreement, HSBC agreed to pay $1.8 million inclusive of claims, attorneys’ fees and administrative costs. This settlement is subject to court approval.
Private Mortgage Insurance Matters Private Mortgage Insurance ("PMI") is insurance required to be obtained by home purchasers who provide a down payment less than a certain percentage threshold of the purchase price, typically 20 percent. The insurance generally protects the lender against a default on the loan. In January 2013, a putative class action related to PMI was filed against various HSBC U.S. entities, including HSBC USA and certain of our subsidiaries captioned Ba v. HSBC Bank USA, N.A., et al (E.D. Pa. No. 2:13-cv-00072PD). This action relates primarily to industry-wide practices and includes allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, self-dealing, insufficient disclosures and improper fees. Following the court’s denial of the defendants’ motion to dismiss, the U.S. HSBC entities answered the complaint on August 15, 2013. The case had been stayed pending a decision in a matter concerning similar issues pending before the Third Circuit Court of Appeals, but the stay has been lifted. The HSBC defendants filed a motion for summary judgment, which remains pending.
People of the State of New York v. HSBC Bank USA, National Association and HSBC Mortgage Corporation (USA) On June 3, 2013, the New York Attorney General ("AG") commenced a special proceeding against HSBC Bank USA and HSBC Mortgage Corporation ("HSBC Mortgage"), alleging that HSBC Bank USA and HSBC Mortgage repeatedly violated Executive Law 63(12). Specifically, the AG claims that HSBC Mortgage has an obligation to file a Request for Judicial Intervention ("RJI") at the same time that it files proof of service in a foreclosure action. The filing of an RJI triggers the scheduling of a mandatory settlement conference. According to the AG, the failure to file the RJI causes a significant delay in mandatory settlement conferences being scheduled, during which time the AG alleges additional penalties, fees and interest accrue to the borrower. The AG seeks both a change in HSBC Mortgage's practices and damages for individual homeowners. HSBC Mortgage believes it has a number of factual and legal defenses available to the AG's claims. On August 20, 2013, HSBC Mortgage filed an answer and a motion for summary judgment to dismiss the AG's Petition. A hearing was held on the motion on October 17, 2013. The parties await the court's decision.
Credit Default Swap Matters HSBC Bank USA, HSBC and HSBC Bank plc have been named as defendants, among others, in numerous putative class actions relating to credit default swaps. These actions allege that the defendants, which include the International Swaps and Derivatives Association, Inc., Markit Group Ltd. and several financial institutions, conspired to restrain trade in violation of the federal antitrust laws by, among other things, restricting access to credit default swap pricing exchanges and blocking new entrants into the exchange market, with the purpose and effect of artificially inflating the bid/ask spread paid to buy and sell credit default swaps in the United States. In October 2013, the Judicial Panel on Multi-district Litigation ordered that all cases be consolidated in the Southern District of New York as In re Credit Default Swaps Antitrust Litigation, MDL No. 2476. In May 2013, plaintiffs filed a second amended consolidated complaint. That consolidated complaint names as defendants HSBC Bank USA and HSBC Bank plc, but not HSBC, among other defendants.
On September 4, 2014, the court granted in part and denied in part defendants’ motion to dismiss the second amended, consolidated complaint. Discovery is proceeding.
In July 2013, HSBC and certain of its affiliates, including HSBC Bank USA, received a Statement of Objections from the European Commission relating to its ongoing investigation of alleged anti-competitive activity by a number of market participants in the credit derivatives market between 2006 and 2009. The Statement of Objections sets out the European Commission's preliminary views and does not prejudge the final outcome of its investigation. The HSBC entities responded to the Statement of Objections and attended an oral hearing in May 2014. Following the oral hearing, the European Commission decided to conduct a further investigation phase before deciding whether or how to proceed with the case. Based on the facts currently known, it is not practicable at this time for us to predict the resolution of the European Commission's investigation, including the timing or impact on the HSBC entities.

HSBC USA Inc.

Foreign Exchange (“FX”) Matters Since December 2013 HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA have been named as defendants, among others, in several putative class actions filed in the U.S. District Court for the Southern District of New York. On March 31, 2014, plaintiffs filed an amended consolidated complaint naming HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA, among others, as defendants. The amended consolidated complaint alleges, among other things, that defendants conspired to manipulate the WM/Reuters foreign currency rates by sharing customers' confidential order flow information, thereby injuring plaintiffs and others by forcing them to pay artificial and non-competitive prices for products based off these foreign currency rates (the “Consolidated Action”). Separate putative class actions also were brought on behalf of putative classes comprised of non-US plaintiffs (the “Foreign Actions”). Defendants moved to dismiss all actions. On January 28, 2015, the court denied defendants' motion to dismiss the Consolidated Action but granted the motion, without leave to replead, with respect to the Foreign Actions.
HSBC and certain of its affiliates, including HSBC Bank USA, along with a number of other firms, are being investigated by several law enforcement and/or regulatory agencies in various countries in relation to trading on the foreign exchange market. HSBC is cooperating with the investigations. In November 2014, HSBC reached settlements with the UK Financial Conduct Authority and the US Commodity Futures Trading Commission. HUSI and its affiliates were not parties to those settlements.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) Since March 2014, numerous putative class actions have been filed in the Southern District of New York and the Northern District of California naming as defendants HSBC USA, HSI, HSBC and HSBC Bank plc, in addition to other members of the London Gold Fix. The complaints allege that from around January 1, 2004 to the present, defendants conspired to manipulate the price of gold and gold derivatives during the afternoon London Gold Fix in order to reap profits on proprietary trades. The actions have been transferred to and centralized in the U.S. District Court for the Southern District of New York. An amended and consolidated complaint was filed in December 2014, and defendants filed their consolidated response thereto in February 2015.
In re London Silver Fixing, Ltd. Antitrust Litigation ( Silver Fix Litigation) In July 2014, putative class actions were filed in the U.S. District Court for the Southern and Eastern Districts of New York naming HSBC, HSBC Bank plc, HSBC Bank USA and the other members of The London Silver Market Fixing Ltd as defendants. The complaints allege that, from January 2007 to the present, defendants conspired to manipulate the price of physical silver and silver derivatives for their collective benefit in violation of the U.S. Commodity Exchange Act and US antitrust laws. The actions have been transferred to and centralized in the U.S. District Court for the Southern District of New York. An amended and consolidated complaint was filed in January 2015, and defendants’ consolidated response thereto is due in March 2015.
Platinum and Palladium Fix Litigation Since November 2014, several putative class actions have been filed in the U.S. District Court for the Southern District of New York naming as defendants members of The London Platinum and Palladium Fixing Company (the “Platinum Group Metals or PGM Fixing”), including HSBC Bank USA, BASF Metals Limited, Goldman Sachs International and Standard Bank, plc. The complaints allege that the defendants conspired to manipulate the benchmark prices for physical Platinum Group Metals ("PGM") and PGM-based financial products. Plaintiffs describe themselves as persons who, during the period 2007 to the present (the purported class period), transacted in physical PGM and/or PGM-based financial products in the United States. Plaintiffs allege that defendants worked together during telephonic meetings of the PGM Fixing to set the benchmark rate at levels that would make them the greatest profit. Plaintiffs assert claims for price manipulation in violation of the Commodity Exchange Act, aiding and abetting violations of the Commodity Exchange Act, principal-agent liability under 7 U.S.C § 2(a)(1)(B), conspiracy in violation of the Sherman Act, and unjust enrichment.
Precious Metals Investigation In November 2014, the US Department of Justice (“DOJ”) issued a document request to HSBC seeking a voluntary production of documents relating to a criminal antitrust investigation the DOJ is conducting in relation to precious metals. In January 2015, the Commodity Futures Trading Commission (“CFTC”) issued a subpoena to HSBC Bank USA seeking production of documents and information related to its precious metals trading operations. HSBC is cooperating with both investigations.
Madoff Litigation
In December 2008, Bernard L. Madoff ("Madoff") was arrested and ultimately pleaded guilty to running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. Certain suits (which include U.S. putative class actions) allege that the HSBC defendants knew or should have known of Madoff's fraud and breached various duties to the funds and fund investors.

HSBC USA Inc.

In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The Madoff Securities trustee filed a suit in the U.S. captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, against HSBC Bank USA and certain of our foreign affiliates. In June 30 2014, the Supreme Court denied the trustee's petition for a writ of certiorari seeking review of the dismissal of the trustee's common law claims on standing grounds.
The trustee’s remaining claims seek recovery of unspecified amounts received by the HSBC defendants (among others), from funds invested with Madoff, as preferential and fraudulent transfers under U.S. bankruptcy law. As to the HSBC defendants, which include HSBC Bank USA, the claims seek recovery of unspecified amounts that the HSBC defendants received from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds in connection with financing transactions. The amount of these claims has not been pleaded or determined.
The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff's fraud. HSBC has not been served with the trustee's English action.
In December 2011, claims against HSBC and other fund investors in three related putative class actions pending in the U.S. District Court for the Southern District of New York (In re Herald, Thema and Primeo Funds Litigation) were dismissed on forum non conveniens grounds. In September 2013, the Court of Appeals for the Second Circuit affirmed the district court’s dismissal. Plaintiffs filed petitions for writ of certiorari to the U.S. Supreme Court in December 2014.
In December 2014, three new Madoff-related actions were filed. The first is a purported class action filed in the U.S. District Court for the Southern District of New York against various HSBC defendants, including HSBC Bank USA, by direct investors in Madoff Securities who were holding their investments as of December 12, 2008, asserting common law claims for knowing participation in a breach of trust, aiding and abetting embezzlement, aiding and abetting breach of fiduciary duty, aiding and abetting conversion, aiding and abetting fraud and unjust enrichment and seeking to recover damages lost to Madoff Securities’ fraud on account of HSBC’s purported knowledge and furtherance of the fraud. Stephen and Leyla Hill, et al. v. HSBC Bank plc, et al. (Case No. 14-CV-9745(LTS)). The other two actions were filed by SPV Optimal SUS Ltd. (“SPV Optimal”), the purported assignee of Madoff Securities-invested Optimal Strategic US Equity Ltd. against HSBC defendants, including HSBC Bank USA, and others, one in New York state court and the other in New York federal court. Plaintiff voluntarily dismissed the federal court action on January 12, 2015 (SPV Optimal SUS Ltd. v. HSBC Holdings plc, et al., Index No. 14-cv-9762 (NRB)(MHD)). The remaining action asserts common law claims for aiding and abetting breach of fiduciary duty, aiding and abetting conversion, aiding and abetting fraud and knowing participation in a breach of trust and seeks to recover damages lost to Madoff’s fraud. (SPV OSUS Ltd. v. HSBC Bank plc, et al., Case No. 162259/2014). These actions are at very early stages.
Beginning in October 2009, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited ("Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands ("BVI") and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds, seeking restitution of payments made in connection with share redemptions. The US actions are stayed pending the outcome of the Fairfield cases in the BVI. In April 2014, the UK Privy Council issued a ruling on two preliminary issues in favor of other defendants in the BVI actions, and that order became final in October 2014. There also is a pending motion brought by other defendants before the BVI court challenging the Fairfield liquidator’s authorization to pursue its claims in the United States. The BVI court has adjourned the hearing on that motion until March 2015.
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
Benchmark Rate Litigation
A number of lawsuits have been filed against HSBC defendants, including HSBC USA and HSBC Bank USA, along with other U.S. dollar Libor panel banks, alleging artificial suppression of U.S. dollar Libor rates. These actions include those filed by: (1) the Federal Home Loan Mortgage Corporation against, among others, HSBC Bank USA; (2) two mutual funds managed by Prudential Investment Portfolios against, among others, HSBC USA; (3) the Federal Deposit Insurance Corporation, in its role as receiver for several failed banks, against, among others, HSBC Bank USA; and (4) the National Credit Union Administration Board, in its capacity as liquidator for several failed credit unions against, among others, HSBC Bank USA. These actions have been consolidated with the U.S. dollar Libor Multi-District Litigation pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). HSBC and HSBC Bank plc are defendants in that

HSBC USA Inc.

proceeding as well. The stay previously imposed by the court on the individual actions was lifted in 2014. Thereafter, amended complaints were filed in the individual actions and defendants responded with motions to dismiss. We expect those motions will be heard in the first quarter of 2015.
In September and October 2014, HSBC Bank plc and other panel banks were named as defendants in a number of putative class actions that were filed and consolidated in the New York District Court on behalf of persons who transacted in interest rate derivative transactions or purchased or sold financial instruments that were either tied to U.S. dollar International Swaps and Derivatives Association fix ("ISDAfix") rates or were executed shortly before, during, or after the time of the daily ISDAfix setting window. The complaint alleges, amongst other things, misconduct related to these activities in violation of federal antitrust laws, the Commodity Exchange Act and state law. In October 2014, the plaintiffs filed a consolidated amended complaint. A motion to dismiss that complaint was filed in December 2014 and remains pending. In February 2015 the plaintiffs in the ISDAfix litigation filed a second consolidated amended complaint substituting HSBC Bank USA for HSBC Bank plc as the only named HSBC Group defendant. Based on the facts currently known, it is not practicable at this time to predict the resolution of these lawsuits, including the timing or any possible impact.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 26, "Guarantee Arrangements, Pledged Assets and Collateral," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $5.7 billion and $6.5 billion at December 31, 2014 and December 31, 2013, respectively.
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
HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities ("RMBS") offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the "FHFA"), acting in its capacity as conservator for the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation ("HASCO") and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. As announced on September 12, 2014, the matter has been resolved between the parties by final settlement requiring HSBC to pay to FHFA a total of $550 million.
In December 2013, Commerzbank AG London Branch filed a summons with notice in New York County Supreme Court, State of New York, alleging fraud in connection with the sale of RMBS against a number of financial institutions, including HSI, HASCO, HMUS and HSBC. In May 2014 Commerzbank AG London Branch filed a complaint against nearly 70 different financial institutions, including HSBC, HSI and HSI Asset Securitization Corporation, seeking unspecified damages as a result of alleged fraud and fraudulent concealment committed by the defendants in the securitization of residential mortgages and the sale of those securities to the plaintiff. The defendants have moved to dismiss the complaint.
In November 2013, Deutsche Bank National Trust Company ("DBNTC"), as Trustee of HASCO 2007-NC1, served a complaint that followed a summons with notice previously filed in New York County Supreme Court, State of New York, naming HSBC Bank USA as the sole defendant. The complaint alleges that DBNTC brought the action at the direction of certificateholders of the Trust, seeking specific performance and/or damages of at least $508 million arising out of the alleged breach of various representations and warranties made by HSBC Bank USA in the applicable pooling and servicing agreement regarding certain characteristics of the mortgage loans contained in the Trust. On October 22, 2014, the court granted HSBC Bank USA's motion to dismiss, without prejudice, and with leave to replead. HSBC Bank has moved to dismiss the amended complaint.

HSBC USA Inc.

Since 2010, various HSBC entities have received certain subpoenas and requests for information from US authorities seeking production of documents and information relating to HSBC’s involvement, and the involvement of its affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee, custodian or servicer. HSBC continues to cooperate with these authorities. In November 2014, HSBC North America, on behalf of itself and subsidiaries, including, but not limited to, HSBC Bank USA, HSI Asset Securitization Corp., HSI, HSI Asset Loan Obligation, HSBC Mortgage Corporation (USA), HSBC Finance and Decision One Mortgage Company LLC, received a subpoena issued by the U.S. Attorney's Office, District of Colorado, pursuant to the Financial Industry Reform, Recovery and Enforcement Act of 1989, 12 U.S.C. § 1833a (“FIRREA”), concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages. This matter is at an early stage.
We expect these types of claims to continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
Mortgage Securitization Pool Trust Litigation In June 2014, a lawsuit was filed in New York State court against HSBC Bank USA, as trustee of approximately 264 identified trusts (the "Trusts"). Similar lawsuits were filed simultaneously against other non-HSBC financial institutions that served as mortgage securitization pool trustees. The plaintiffs are investors in the Trusts and include, among others, BlackRock and PIMCO funds. The lawsuits were brought derivatively on behalf of the Trusts. The complaint against HSBC Bank USA alleges that the Trusts have sustained losses in collateral value of over $32 billion. The lawsuit seeks unspecified damages resulting from an alleged breach of the Trust Indenture Act, breach of fiduciary duties, breach of contract and negligence. In November 2014, plaintiffs filed a notice of voluntary dismissal of the state court action, and one November 24, 2014, filed an action in federal court. The claims are similar to those filed in state court but also seek class relief and relate to 271 Trusts.
Additional claims have been filed against HSBC Bank USA in its role as trustee for certain trusts by the Federal Home Loan Bank of Topeka (“FHLB Topeka”), Royal Park Investments SA/NV ("RPI") and Phoenix Light SF Limited (“Phoenix Light”), in both New York state and federal courts, alleging that the twenty combined trusts identified in the complaints have sustained losses in an aggregate collateral value of at least $2.76 billion. These lawsuits all seek damages resulting from alleged breaches of the Trust Indenture Act, breach of contract, and breach of the common law "duty of trust." The BlackRock, RPI and Phoenix Light actions have been consolidated for purposes of pre-trial motions. HSBC filed a motion to dismiss all three actions in January 2015. By stipulation, HSBC’s time to respond in the FHLB Topeka action has been stayed indefinitely.
Foreclosure Practices  In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order") and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America, entered into a similar consent order with the Federal Reserve Board ("FRB") (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the OCC and the FRB to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required; however, we are not yet in compliance with all requirements of the OCC Servicing Consent Order.  The failure of HSBC Bank USA to satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties, which may have a material adverse effect on our consolidated results of operations and financial condition.
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

HSBC USA Inc.

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
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our indirect parent, HSBC North America, entered into a consent cease and desist order with the FRB (together, the "AML/BSA Consent Orders"). These actions require improvements to establish an effective compliance risk management program across our U.S. businesses, including various issues relating to Bank Secrecy Act and Anti-Money Laundering ("AML") compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders to achieve compliance, and ensure that effective policies and procedures are maintained.
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
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA, and are continuing to comply with ongoing obligations. Over the five-year term of the agreements with the U.S. Department of Justice and the FCA, an independent monitor (who also will be, for FCA purposes, a "skilled person" under Section 166 of the Financial Services and Markets Act) will evaluate HSBC's progress in fully implementing its obligations, and will produce regular assessments of the effectiveness of HSBC's compliance function. Michael Cherkasky was selected as the independent monitor. In July 2013, the United States District Court for the Eastern District of New York entered an order approving the U.S. DPA pursuant to the court's supervisory power and granting the parties' application to place the case in abeyance for five years. The court will maintain supervisory power over the implementation of the U.S. DPA while the case is in abeyance.
HSBC fulfilled all of the requirements imposed by the DANY DPA and accordingly the agreement expired at the end of the two year period in December 2014. If HSBC and HSBC Bank USA fulfill all of the requirements imposed by the U.S. DPA, the U.S.

HSBC USA Inc.

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
Our affiliate, HSI, continues to cooperate in a review of its AML/BSA compliance program by the Financial Industry Regulatory Authority, which was initiated in the third quarter of 2012. The SEC has issued its examination findings in a similar examination of HSI’s AML/BSA compliance program and HSI is addressing those findings.
Shareholder Derivative Action On May 7, 2014 a shareholder of HSBC (who is not a shareholder of HSBC Bank USA, HNAH or HSBC USA) filed a shareholder derivative action, captioned Michael Mason-Mahon v. Douglas J. Flint, et al. (New York State Supreme Court, Nassau County, Index No. 602052/2014), purportedly on behalf of HSBC, HSBC Bank USA, HNAH and HSBC USA in New York State Supreme Court against the directors, certain officers and certain former directors of those HSBC companies alleging that those directors and officers breached their fiduciary duties to the companies and caused a waste of corporate assets by allegedly permitting and/or causing the conduct underlying the U.S. DPA. On October 17, 2014, the nominal corporate defendants moved to dismiss the action. Individual defendants who have been served also responded to the complaint. Plaintiffs filed an amended complaint in February 2015 and defendants' response thereto is due in March 2015.
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. On November 10, 2014, a complaint was filed in the US District Court for the Eastern District of New York on behalf of representatives of US persons killed and/or injured in Iraq between April 2004 and November 2011. The complaint was filed against HSBC, HSBC Bank USA, HSBC Bank plc and HSBC Bank Middle East, as well as other non-HSBC banks and the Islamic Republic of Iran (together the 'Defendants'), and alleges that the Defendants conspired to violate the federal Anti-Terrorism Act., 18 U.S.C. 2333, by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the US. Defendants’ motion to dismiss is due March 16, 2015.
Alfredo Villoldo, et al. v. HSBC Bank USA, N.A., et al. On January 22, 2015, a complaint was filed in the U.S. District Court for the Southern District of New York on behalf of judgment creditors of the Republic of Cuba, Fidel Castro Ruz, Raul Castro Ruz and the Army of the Republic of Cuba (the “Cuban defendants”) seeking to partially recover against HSBC and HSBC Bank USA on an approximately $2.9 billion judgment plaintiffs obtained against the Cuban defendants. The complaint alleges that the HSBC defendants were in possession of assets of Cuba that they improperly failed to freeze and asserts claims for wire fraud and money laundering under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. §1961 et seq., and for fraudulent transfer under New York Debtor and Creditor Law §279. Plaintiffs seek to recover damages of at least $30 million, plus potential trebling of those damages under RICO. This matter is at a very early stage.
Other Regulatory and Law Enforcement Investigations
We continue to cooperate in ongoing investigations by the U.S. Department of Justice and the Internal Revenue Service ("IRS") regarding whether certain HSBC Group companies and employees acted appropriately in relation to certain customers who had U.S. tax reporting requirements.
In April 2011, HSBC Bank USA received a "John Doe" summons from the IRS directing us to produce records with respect to U.S.-based clients of an HSBC Group company in India. We have cooperated fully by providing responsive documents in our possession in the United States to the IRS.
Also in April 2011, HSBC Bank USA received a subpoena from the SEC directing HSBC Bank USA to produce records in the United States related to, among other things, HSBC Private Bank Suisse SA's cross-border policies and procedures and adherence to U.S. broker-dealer and investment adviser rules and regulations when dealing with U.S. resident clients. HSBC Bank USA continues to cooperate with the SEC. In November 2014, the HSBC Private Bank Suisse SA reached a final settlement with the SEC relating to cross-border brokerage and advisory services provided by HSBC Private Bank Suisse SA and its predecessor entities to US resident clients between 2003 and 2011. HSBC Bank USA was not a party to that agreement and the matter is now closed.
In November 2014, the Argentine tax authority filed a complaint alleging an unlawful association between HSBC Private Bank Suisse SA, HSBC Bank Argentina and HSBC Bank USA and certain HSBC officers, which allegedly enabled HSBC customers to evade Argentine tax obligations. This matter is at a very early stage.

HSBC USA Inc.

Based on the facts currently known, in respect of each of the above investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.

HSBC USA Inc.

29. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow:

Balance Sheet At December 31,	2014	2013
	(in millions)
Assets:
Cash and due from banks	$1	$8
Trading assets	—	573
Securities available-for-sale	498	504
Securities held-to-maturity (fair value of $4 million and $4 million at December 31, 2014 and 2013, respectively)	4	4
Loans	—	23
Receivables and balances due from subsidiaries	17,252	11,230
Receivables from other HSBC affiliates	6,084	5,304
Investment in subsidiaries:
Banking	19,029	18,262
Other	38	40
Other assets	597	320
Total assets	$43,503	$36,268
Liabilities:
Interest, taxes and other liabilities	$90	$201
Payables due to subsidiaries	28	4
Payables due to other HSBC affiliates	117	171
Short-term borrowings	4,772	3,379
Long-term debt(1)	16,976	11,488
Long-term debt due to subsidiaries and other HSBC affiliates(1)	4,553	4,561
Total liabilities	26,536	19,804
Shareholders’ equity	16,967	16,464
Total liabilities and shareholders’ equity	$43,503	$36,268

(1)
Contractual scheduled maturities for the debt over the next five years are as follows: 2015 – $8.3 billion; 2016 – $0.8 billion; 2017 – $2.4 billion; 2018 – $3.1 billion; 2019 – $2.8 billion; and thereafter – $4.1 billion.

HSBC USA Inc.

Statement of Income (Loss) Year Ended December 31,	2014	2013	2012
	(in millions)
Income:
Dividends from other subsidiaries	$1	$1	$57
Interest from subsidiaries	66	67	67
Interest from other HSBC affiliates	117	95	27
Other interest income	22	22	19
Other securities gains, net	—	—	21
Other income from subsidiaries	(1)	276	(301)
Other income from other HSBC Affiliates	395	543	472
Other income	(347)	(799)	(144)
Total income	253	205	218
Expenses:
Interest to subsidiaries	45	45	69
Interest to other HSBC Affiliates	49	59	65
Other interest expense	266	231	198
Provision for credit losses	(3)	—	—
Goodwill impairment	—	510	—
Other expenses with subsidiaries	23	—	—
Other expenses with other HSBC Affiliates	—	—	19
Other expenses	182	124	8
Total expenses	562	969	359
Loss before taxes and equity in undistributed income of subsidiaries	(309)	(764)	(141)
Income tax benefit	107	101	47
Loss before equity in undistributed income of subsidiaries	(202)	(663)	(94)
Equity in undistributed income (loss) of subsidiaries	556	325	(951)
Net income (loss)	$354	$(338)	$(1,045)

Statement of Comprehensive Income (Loss) Year Ended December 31,	2014	2013	2012
	(in millions)
Net income (loss)	$354	$(338)	$(1,045)
Net change in unrealized gains (losses), net of tax:
Investment securities	176	(1,010)	109
Other-than-temporarily impaired debt securities held-to-maturity	60	7	—
Derivatives designated as cash flow hedges	(73)	118	28
Pension and post-retirement benefit plans	(5)	8	6
Total other comprehensive income (loss)	158	(877)	143
Comprehensive income (loss)	$512	$(1,215)	$(902)

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income (loss)	$354	$(338)	$(1,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4	(2)	3
Net change in other assets and liabilities	(1,224)	95	(2,438)
Undistributed loss (gain) of subsidiaries	(556)	(325)	951
Net change in trading assets and liabilities	624	362	(321)
Other, net	(36)	(16)	58
Cash provided by (used in) operating activities	(834)	(224)	(2,792)
Cash flows from investing activities:
Purchases of securities	—	(139)	(342)
Sales and maturities of securities	21	208	14
Net change in loans	26	5	5
Net change in investments in and receivables due from subsidiaries	(6,003)	365	(1,659)
Other, net	—	—	1
Cash used in investing activities	(5,956)	439	(1,981)
Cash flows from financing activities:
Net change in short-term borrowings	1,393	(1,643)	186
Issuance of long-term debt, net of issuance costs	8,013	4,401	7,209
Repayment of long-term debt	(2,554)	(2,875)	(2,858)
Dividends paid	(73)	(73)	(73)
Capital contributions from parent	—	—	312
Additions (reductions) of capital surplus	4	(17)	(3)
Cash provided by (used in) financing activities	6,783	(207)	4,773
Net change in cash and due from banks	(7)	8	—
Cash and due from banks at beginning of year	8	—	—
Cash and due from banks at end of year	$1	$8	$—
Cash paid for:
Interest	$363	$321	$317
HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 24, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information.

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$569	$543	$673	$519	$526	$492	$518	$505
Provision for credit losses	64	23	85	16	51	54	67	21
Net interest income after provision for credit losses	505	520	588	503	475	438	451	484
Other revenues	459	386	261	500	267	432	566	592
Operating expenses	864	934	876	750	1,519	834	766	768
Income (loss) before income tax	100	(28)	(27)	253	(777)	36	251	308
Income tax expense (benefit)	30	(29)	(206)	149	(72)	32	71	125
Net income (loss)	$70	$1	$179	$104	$(705)	$4	$180	$183

HSBC USA Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC USA and its independent accountants during 2014.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC USA in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent non-executive directors, provides oversight to our financial reporting process.
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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria related to internal control over financial reporting described in the 1992 "Internal Control - Integrated Framework" (the "Framework") established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on the assessment performed, management concluded that as of December 31, 2014, HSBC USA’s internal control over financial reporting was effective.
In May 2013, COSO issued the 2013 Framework, which superseded the original 1992 Framework on December 15, 2014. Management is in the process of finalizing its migration to the 2013 Framework, which it plans to use with respect to the evaluation of its internal control over financial reporting for the year ending December 31, 2015.

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
In order to comply with this requirement, HSBC Group has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, we did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
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
At December 31, 2014, the HSBC Group had 11 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands,

HSBC USA Inc.

South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Two repayments were received under each loan in 2014.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, the HSBC Group provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency and is administered under license from the relevant European Government. This loan has now matured and the final claim for non-payment was processed by the supporting export credit agency in 2014.
The HSBC Group also maintains sub-participations in loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participants were supported by the Export Credit Agencies of Italy, The Netherlands and Spain.
With respect to Bank Mellat, the HSBC Group held two sub-participations in loans provided by another international bank to Bank Mellat with a guarantee from the Government of Iran, supported by the Dutch and Spanish Export Credit Agencies. The facilities have matured and the final claims for non-payment were processed by the supporting export credit agencies in 2014.
In relation to Bank Tejarat, the HSBC Group held two sub-participations in loans provided by another international bank to Bank Tejarat with a guarantee from the Government of Iran, supported by the Italian Export Credit Agency. Both facilities matured in 2014. The final claim for non-payment on one of the transactions was paid by the Italian Export Credit Agency in 2014 and the claim for the other transaction is currently being processed with the Italian Export Credit Agency.
Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for 2014, which includes interest and fees, was approximately $1.7 million, and net estimated profit was approximately $1.1 million. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during 2014 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for 2014 under those guarantees. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains a frozen account in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in 2014.

•
The HSBC Group acted as the trustee and administrator for pension schemes involving four employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepted contributions from the Iranian bank each month and allocated the funds into the pension accounts of the four Iranian bank employees. The HSBC Group ran and operated these pension schemes in accordance with Hong Kong laws and regulations. During 2014, one of the two schemes was terminated and the only member and accrued benefits were transferred into the other scheme. Notices of resignation were received for two employees and accrued benefits were transferred into the former members' personal accounts. The HSBC Group continues to act as trustee for the remaining pension scheme.

•
In 2010, the HSBC Group closed its representative office in Iran. The HSBC Group maintained a local account with an Iranian bank in Tehran in order to facilitate residual activity related to the closure. The HSBC Group was authorized by the U.S. Government (and by relevant non-U.S. regulators) to engage in such activity in connection with the liquidation and deregistration of the representative office in Tehran. During 2014, the HSBC Group initiated a payment of

HSBC USA Inc.

approximately $55,000 into the account and paid fees in the amount of approximately $90,500 from the account to settle tax assessments. Funds from this account were also used to pay outstanding and future accounting, legal and administrative related expenses associated with the closure. All debts have been satisfied and the account was closed with a zero balance in the fourth quarter of 2014.
Estimated gross revenue to the HSBC Group in 2014 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was approximately $585,370. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in 2014 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in 2014.
The HSBC Group undertook a review of an account held for a customer in the U.K. in the first quarter of 2014, and identified a domestic currency payment in the second quarter of 2013 from an entity designated under the Executive Order 13224. The HSBC Group has exited this customer relationship.
Activity related to U.S. Executive Order 13382 The HSBC Group held accounts for a customer in France that was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group closed all accounts for the customer. There was no measurable gross revenue or net profits generated to the HSBC Group in the first quarter of 2014. OFAC removed the designation placed on the customer in October 2014. The HSBC Group also maintains an account for a customer in the U.K. for whom it processed a payment received from the same sanctioned entity. The payment related to an invoice generated prior to designation.
The HSBC Group held an account for a customer in the Middle East who was sanctioned under Executive Order 13382 in the first quarter of 2014. The HSBC Group closed the account in the second quarter of 2014. There was no measurable gross revenue or net profits generated to HSBC in the first and second quarters of 2014.
The HSBC Group held an account and an investment plan for a customer that is a wholly owned subsidiary of an entity sanctioned under Executive Order 13382. Sanctions were lifted from the parent entity in the third quarter of 2014. The account was closed in the fourth quarter of 2014 and the investment plan is active. The investment plan matures in 2015, and the HSBC Group intends to exit the customer relationship. The estimated gross revenue and the estimated net profits generated to the HSBC Group were approximately $2,000 in 2014.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The relationship will be terminated in 2015 and the HSBC Group closed the branch in the third quarter of 2014. There was no gross revenue or net profit to HSBC in 2014.
The HSBC Group maintains an account for a customer in the U.S. for whom it processed checks involving the Iranian Interests Section of the Embassy of Pakistan in relation to intellectual property protection in Iran. The estimated gross revenue and estimated net profits generated to the HSBC Group were approximately $48 in 2014.
The HSBC Group maintains an account for a corporate customer in UAE for whom it processed a supplier payment to a hospital owned by the Government of Iran. There was no measurable gross revenue or net profit to HSBC in 2014.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during 2014. In 2014, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group or HSBC Bank USA in 2014.

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
All of our non-executive Directors are or have been senior officials of a government agency, or chief executive officers or senior executives at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC USA and its parent, HSBC North America, for which each of our Directors also serve as a Director. Our Directors also have high levels of personal and professional integrity and ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience, each Director has demonstrated sound judgment and the ability to function in an oversight role.
Directors are elected to three-year terms until their tenure exceeds six years, at which point they are elected annually. Consequently, Ms. Mistretta and Mr. Ameen will be considered for election in 2015 and Messrs. Blakely and Whitford will be considered for election in 2017 and all other Directors are subject to annual elections. There are no family relationships among the directors.
Patrick J. Burke, age 53, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in June 2014 and is a member of the respective Chairman’s Committee since July 2014.
He is also the Chairman of the HSBC Finance Board since November 2011 and a member of its Chairman’s Committee since July 2014. Mr. Burke was appointed President and Chief Executive Officer of HSBC North America, HSBC USA Inc. and HSBC Bank USA, N.A. in November 2014.
Prior to this appointment, Mr. Burke was Chief Executive of HSBC Finance Corporation from 2010 to 2014, with responsibility for winding down the legacy Household consumer finance business. Prior to that he was Chief Executive of Card and Retail Services, the US credit card business HSBC sold to Capital One in 2012. Mr. Burke has held a variety of strategy, finance and business roles during his career in the US, UK and Canada. He joined the HSBC Group in 1989 and was appointed as an HSBC Group General Manager in 2011.
Phillip D. Ameen, age 66, joined the HSBC USA and HSBC Bank USA Boards in May 2013, and is Chair of their respective Audit Committee and a member of their respective Risk and Chairman's Committees. Since April 2012, he has served as a member of the Boards of Directors of HSBC North America and HSBC Finance, and as a member of their respective Audit and Risk Committees since April 2012. Effective May 2013, Mr. Ameen was appointed Chair of the Audit Committees of HSBC North America and HSBC Finance. He is also a member of its Chairman’s Committee since July 2014. Until March 2008, he served as Vice President, Comptroller, and Principal Accounting Officer of General Electric Capital Co. (“GE”). Prior to joining GE, he was Audit Partner of KPMG Peat Marwick. He joined GE in 1985, where he spent time in lending, leasing, and mergers and acquisitions before joining GE Headquarters staff.
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
Kevin M. Blakely, age 63, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in December 2013. He is also a member of the HSBC USA, HSBC Bank USA and HSBC North America Chairman's and Risk Committees, Chair of the Compliance Committee and Co-Chair of the HSBC USA and HSBC Bank USA Fiduciary Committee. Mr. Blakely has more than forty years of financial industry experience. In 2012, Mr. Blakely established KMB Financial LLC which offers consulting and advisory services and since 2012 has served as Senior Advisor at Deloitte & Touche, LLP. In that capacity, he focused on assisting large financial institutions in the area of Governance, Regulatory and Risk Management activities. Previously, he was Senior Executive Vice President and Chief Risk Officer for Huntington Bancshares Incorporated from 2009 to 2011. From 2007 to 2009 he was President, Chief Executive Officer and Director of the Risk Management Association. From 1990 to 2007 he held various executive positions with KeyCorp, including Chief Risk Officer and Head of Risk Review. He began his career in 1973 with the

HSBC USA Inc.

OCC as a Bank Regulator and Field Examiner. Before leaving the OCC in 1990 he held the position of Deputy Comptroller, Special Supervision and was Chair of the agency’s Enforcement Review Committee.
Mr. Blakely has often been sought out as an industry expert on matters pertaining to risk management. He has presented at numerous industry conferences, academic forums, regulatory events and has provided banking related Congressional testimony on several occasions.
Rhydian H. Cox, age 53, joined the HSBC USA and HSBC North America Boards in June 2014 and is a non-voting member of the respective Compliance Committees and Risk Committees since July 2014. He is also a member of the HSBC Bank USA Board and a non-voting member of its Compliance and Risk Committees since September 2014. He is a member of the HSBC Finance Board and a non-voting member of its Risk Committee since July 2014.
Mr. Cox was appointed Senior Executive Vice President and Head of Regulatory Remediation of HSBC North America, HSBC USA Inc., HSBC Bank USA, N.A. and HSBC Finance Corporation in June 2014. Prior to this appointment, Mr. Cox was Chief Risk Officer, Asia-Pacific from 2008 to 2014. Prior to that he was Head of Corporate, Investment Banking and Markets in Asia-Pacific and in Mexico. Mr. Cox joined the HSBC Group in 1984 and was appointed as an HSBC Group General Manager in 2013.
William R. P. Dalton, age 71, joined the HSBC USA Board in May 2008. He has been a member of the HSBC North America and HSBC Bank USA Boards also since 2008. Mr. Dalton is a member of the HSBC USA, HSBC Bank USA and HSBC North America Audit and Risk Committees and is Co-Chair of the HSBC USA Fiduciary Committee. He was a member of HSBC Finance's Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of Associated Electric and Gas Insurance Services ("AEGIS"), AEGIS Managing Agency for Lloyds of London Syndicate 1225 and United States Cold Storage Inc. With 52 years of banking experience, including 12 as a bank chief executive officer, Mr. Dalton brings banking industry knowledge and insight to HSBC USA's strategies and operations as part of HSBC's global organization. He has held several leadership roles with HSBC, including as Executive Director of HSBC from 1998 to 2004 and Global Head of Personal Financial Services from 2000 to 2004. His extensive global experience with HSBC is highly relevant as we seek to operate our core businesses in support of HSBC's global strategy.
Robert K. Herdman, age 66, joined the HSBC USA and HSBC Bank USA Boards in May 2010 and is a member of HSBC USA and HSBC Bank USA Risk Committee. He served as Chair of the HSBC USA and HSBC Bank USA Audit Committee until May 2013 and of the Risk Committee until July 2014. He has also been a member of HSBC Finance's Board since January 2004. He is a member of its Risk Committee and was Chair until July 2014. He was also a member of its Audit Committee and served as Chair until May 2013. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as non-executive Interim Chairman of the Board from May 2013 to December 2013. He is a member of the HSBC North America Risk Committee and served as Chair from May 2011 until July 2014. He was previously Chair of HSBC North America’s Audit Committee from March 2005 until May 2013. Mr. Herdman was re-appointed as a member of the HSBC North America Audit Committee in December 2013. Mr. Herdman was a member of and the Chair of the HSBC Finance Compliance Committee from December 2010 until May 2011 and the HSBC USA Compliance Committee from August 2010 until May 2011. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is the Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the SEC from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young's Vice Chairman of Professional Practice for its Assurance and Advisory Business Services ("AABS") practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms' relationships with the SEC, FASB and American Institute of Certified Public Accountants ("AICPA"). He served on the AICPA's SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA's Board of Directors from 2000 to 2001.
Mr. Herdman's membership on the Board is supported by his particular financial expertise. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.
Nancy G. Mistretta, age 60, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in April 2012. Ms. Mistretta is a member of the HSBC USA, HSBC Bank USA and HSBC North America Audit Committees since April 2014. She is also a member of the HSBC North America Nominating and Governance Committee.She was previously a member of the HSBC USA, HSBC Bank USA and HSBC North America Compliance Committees from April 2012 through April 2014.

HSBC USA Inc.

Ms. Mistretta is a retired partner of Russell Reynolds Associates ("RRA"), an executive search firm, where she served as a partner from February 2005 until June 2009. She was a member of RRA's Not-For-Profit Sector and was responsible for managing executive officer searches for many large philanthropic organizations, with a special focus on educational searches for presidents, deans and financial officers. Ms. Mistretta was also active in the CEO/Board Services Practice of Russell Reynolds. Prior to joining RRA, Ms. Mistretta was with JPMorgan Chase & Co. ("JPMorgan") and its heritage institutions for 29 years and served as a Managing Director in Investment Banking from 1991-2005. Ms. Mistretta has also served as Director of The Scotts Miracle-Gro Company since 2007. She is Chairperson of the Audit Committee and a member of the Finance Committee of Scotts Miracle-Gro.
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
Thomas K. Whitford, age 58, has been a member of the HSBC USA and HSBC Bank USA Board of Directors since July 2014, the respective Chairman’s Committee since July 2014 and is Chair of the respective Risk Committee since July 2014. Since December 2013, Mr. Whitford has served as a member of the Board of Directors of HSBC North America and as a member of its Compliance and Risk Committees and has been Chair of the Risk Committee since July 2014. He is also a member of the HSBC North America Chairman’s Committee since July 2014 and Nominating and Governance Committee since January 2014. Mr. Whitford is also a member of HSBC Finance’s Board since December 2013. He has also been a member of the HSBC Finance Corporation Risk Committee since December 2013 and its Chair since July 2014 and is a member of its Chairman’s Committee since July 2014.
Mr. Whitford retired in 2013 as Vice Chairman of PNC Financial Services Corporation ("PNC"), with responsibility for Technology and Operations, Corporate Communications and the Regional Presidents, a position he held since 2010. Following PNC’s acquisition of National City Corporation in December 2008, he moved to Cleveland and was appointed Chairman of National City Bank and responsible for PNC’s integration of National City Corporation. Mr. Whitford joined PNC in 1983 and held leadership positions in Consumer Banking, Personal Trust, Mutual Fund Servicing, Asset Management, and Strategic Planning. In 1997, he was named Chief Executive Officer of PNC’s Wealth Management business. He was named Chief Risk Officer in May 2002 and helped PNC sharpen its strategic focus and integrated coordination of all risk management activities corporate-wide. Mr. Whitford was named PNC’s Chief Administrative Officer in May 2007 and his responsibilities were expanded to include Corporate Communications, Operations, Human Resources, and the company’s Regional Presidents.
Mr. Whitford has served as an Independent Trustee on the Delaware Investments Family of Funds since January 2013. He also serves as a trustee for both The Barnes Foundation and Longwood Gardens, as a member of the Wharton Graduate Executive Board, and as a member of Natural Lands Trust’s President’s Council. Mr. Whitford previously served as a trustee for the Robert Morris University, Dance Alloy Theater and the Greater Cleveland Partnership.

HSBC USA Inc.

Executive Officers  Information regarding the executive officers of HSBC USA as of February 20, 2015 is presented in the following table.

Name	Age	Year Appointed	Present Position
Patrick J. Burke	53	2014	President and Chief Executive Officer
Mark A. Zaeske	47	2014	Senior Executive Vice President and Chief Financial Officer
Stuart A. Alderoty	54	2011	Senior Executive Vice President and General Counsel
Rhydian H. Cox	53	2014	Senior Executive Vice President, Head of Regulatory Remediation
Wyatt Crowell	43	2015	Senior Executive Vice President, Head of Commercial Banking
Steven G. Ekert	48	2013	Senior Executive Vice President, Chief Risk Officer
Loren C. Klug	54	2013	Senior Executive Vice President, Head of Strategy and Planning and Chief of Staff to the CEO
Kevin Newman	57	2014	Senior Executive Vice President, Head of Retail Banking and Wealth Management
Patrick M. Nolan	49	2010	Senior Executive Vice President, Head of Global Banking and Markets Americas
Richard E. O’Brien	62	2014	Senior Executive Vice President, Chief Auditor
Vittorio Severino	51	2014	Senior Executive Vice President and Chief Operating Officer
Mary E. Bilbrey	51	2012	Executive Vice President, Head of Human Resources
Ian T. Leroni	56	2014	Executive Vice President and Chief Accounting Officer
Karen P. Pisarczyk	46	2015	Executive Vice President and Secretary
Marlon Young	59	2006	Executive Vice President, Head of Private Banking Americas
Patrick J. Burke, Director and Chief Executive Officer of HSBC USA and HSBC Bank USA. See Directors for Mr. Burke's biography.
Mark A. Zaeske, Senior Executive Vice President and Chief Financial Officer since November 2014. Mr. Zaeske served as Head of Finance at Bridgewater Associates, a large hedge fund, from 2010 to 2013. From 2009 to 2010, he served as Senior Vice President, Finance and Chief Accounting Officer and Controller at Discover Financial Services. From 2003 to 2009, he served in senior finance positions at JP Morgan Chase & Co including the CFO of four different business units. Mr. Zaeske is a Certified Public Accountant with over 25 years of experience in various finance and accounting roles. He began his career as a public accountant at KPMG Peat Marwick.
Stuart Alderoty, Senior Executive Vice President and General Counsel of HSBC USA Inc. and HSBC Bank USA, N.A. since June 2011. He is also Senior Executive Vice President and General Counsel of HSBC North America Holdings Inc. since November 2010. Prior to joining HSBC in 2010, Mr. Alderoty was Managing Counsel with American Express from 2006 to 2010 and prior to that he was Chief Litigation Counsel for American Express from 2002 to 2006. Prior to joining American Express in 2002, he was a litigator in private practice for 17 years, the last 13 of which were with the firm of Leboeuf, Lamb, Greene and MacRae, where he was a partner since1996. Mr. Alderoty serves on the Board of the Count Basie Theatre Foundation, a not-for-profit in Red Bank, New Jersey and is also on the Board of the Institute for Inclusion in the Legal Profession and the Minority Corporate Counsel Association not-for-profit organizations that address diversity challenges in the legal profession.
Rhydian H. Cox, Director and Senior Executive Vice President, Head of Regulatory Remediation. See Directors for Mr. Cox’s biography.
Wyatt Crowell, Senior Executive Vice President, Head of Commercial Banking, HSBC North America Holdings Inc., HSBC USA Inc. and HSBC Bank USA, N.A since February 2015. Prior to his appointment, Mr. Crowell held positions at Barclays plc, as Managing Director, Global Head of Multinational Corporates since 2010 as well as Co-Head of UK and Ireland Corporate Banking Coverage since 2009. Previously, he spent 14 years at JP Morgan Chase & Co. in various roles across both Investment Banking and Commercial Banking.
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

HSBC USA Inc.

Loren C. Klug, Senior Executive Vice President, Head of Strategy and Planning of HSBC USA, HSBC North America and HSBC Finance since January 2012 and since September 2013 he has held the additional title of Chief of Staff to the Chief Executive Officer. He was previously Executive Vice President - Strategy & Planning of HSBC Finance and HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director, Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for the HSBC Group's global consumer finance activities. Mr. Klug joined HSBC Finance in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking. Mr. Klug serves on the Board of Directors of Junior Achievement USA.
Kevin Newman, Senior Executive Vice President, Head of Retail Banking and Wealth Management of HSBC USA Inc. and HSBC Bank USA, N.A. since January 2014. Prior to this role, Mr. Newman was HSBC Group Head of Retail Banking from January 2011 to January 2014. Mr. Newman first joined HSBC in 1989. From 1997 to 2001, he was Head of Global Distribution, Consumer Business at Citibank. He rejoined HSBC in 2001, serving as Head of hsbc.com moving to Head of Personal Financial Services for North America and from 2009 to 2011, was Head of the One HSBC Program before assuming his current role. Mr. Newman was appointed a Group General Manager in 2006. Prior to joining HSBC, Mr. Newman held various information technology positions at companies in England, including Mars and Woolworth.
Patrick M. Nolan, Senior Executive Vice President, Head of Global Banking and Markets Americas of HSBC USA Inc. and HSBC Bank USA, N.A. since May 2010. Prior to that he was in the Global Banking and Markets division of HSBC Bank plc from 2004 to 2009, most recently as Global Head of Credit Lending from 2009 to May 2010, and previously as Managing Director, Head of Coverage Europe from 2008 to 2009, and Head of Corporate Banking U.K. from 2004 to 2008. From 2002 to 2004 he was Executive Vice President and Managing Director, Head of Corporate Finance and Advisory for HSBC Securities (Canada) Inc. He joined the HSBC Group in 1987 as an employee of Midland Bank plc. Mr. Nolan was appointed as an HSBC Group General Manager of HSBC in January 2013.
Richard O’Brien, Senior Executive Vice President and Chief Auditor HSBC North America Holdings Inc., HSBC USA Inc., HSBC Bank USA, N.A. and HSBC Finance Corporation since April 2014. Prior to this appointment, Mr. O’Brien was the Chief Auditor for S.W.I.F.T. which is a Financial Messaging Technology Cooperative headquartered in Belgium for the past 9 years. He began his career with Citibank Internal Audit where he spent 13 years in different roles; primarily auditing the Consumer Bank including Credit Review, Quality Assurance and Regional Head of Private Banking Audit. Afterward, he spent 5 years as Chief Auditor for the US for Credit Lyonnais (now part of Credit Agricole) covering Commercial Banking and Trading &Sales. Mr. O’Brien next joined Deutsche Bank as Chief Auditor for North America for 3 years covering Commercial Banking, Trading & Sales, and Broker Dealer Securities; followed by another 3 years as Chief Auditor North America covering the Investment Banking Division (BZW) and Asset Management (Global Investors) of Barclays Bank. Afterward, Mr. O’Brien spent a year as an Advisor for the US Treasury’s Office of Technical Assistance before rejoining Citigroup Audit and Risk Review for another five years as Global Liaison for Regulatory Compliance.
Vittorio Severino, Senior Executive Vice President and Chief Operating Officer of HSBC North America Holdings Inc., HSBC USA Inc., HSBC Bank USA, N.A. and HSBC Finance Corporation since June 2014. Prior to this appointment, Mr. Severino was the Chief Information Officer of Global Banking and Markets and Head of Shared Services from 2008 to 2014. Since joining HSBC in 2005, Mr. Severino has held several positions in Information Technology and operations and data management. Mr. Severino has almost 30 years of experience as a technologist in the financial services industry with firms including Lehman Brothers, Accenture, JP Morgan & Co and Hartford Financial Group.
Mary E. Bilbrey, Executive Vice President, Head of Human Resources USA of HSBC North America Holdings Inc., HBSC USA Inc. and HSBC Bank USA, N.A. since May 2012. Prior to that, Mrs. Bilbrey was Head of Human Resources for Global Banking and Markets and Global Private Banking Human Resources from April 2011 to May 2012. Mrs. Bilbrey has over 25 years of experience with HSBC in various positions including Global Head of Human Resources Transformation Deployment, Executive Vice President Human Resources for HSBC Finance Corporation, and Senior Vice President of Employee Benefits and Human Resources Policies.
Ian T. Leroni, Executive Vice President and Chief Accounting Officer of HSBC North America Holdings Inc., HSBC USA Inc., HSBC Bank USA, N.A. and HSBC Finance Corporation since April 2014. Prior to this appointment, Mr. Leroni served as Chief Accounting Officer Europe of HSBC Bank plc from 2008. From 2005 to 2008, he served as Deputy Chief Financial Officer of HSBC France. From 1995 to 2005, he served as Head of Group Consolidation and External Reporting of HSBC Holdings plc. Mr. Leroni has been a member of the Institute of Chartered Accountants of South Africa since 1983.
Karen P. Pisarczyk, Executive Vice President and Corporate Secretary of HSBC USA, HSBC Bank USA, HSBC Finance Corporation and HSBC North America since January 2015. Prior to this appointment, Ms. Pisarczyk served as Executive Vice President and Deputy Corporate Secretary of these entities since 2011. From 2011 to 2014 she also served as Executive Vice President, Head of Corporate Governance and Regional Company Secretary Latin America. She served as Senior Vice President, Regional Company Secretary Latin America from 2009 to 2011 during which she created the Company Secretarial function in 12

HSBC USA Inc.

countries within Latin America. Previously, she served as Vice President, Associate General Counsel in the Corporate Legal Department from 2004 to 2009.
Marlon Young, Executive Vice President, Head of Private Banking Americas of HSBC USA Inc. and HSBC Bank USA, N.A. since May 2010. Mr. Young was previously Managing Director, Head of Private Banking Americas from October 2006 to May 2010. Mr. Young joined HSBC as Managing Director and Head of Domestic Private Banking for HSBC Bank USA in March 2006. He served as Managing Director and Head of Private Client Lending for Smith Barney from 2004 through 2006. Prior to that, Mr. Young held various positions with Citigroup from 1979, including Head of the Northeast Region for Citigroup Private Bank, Head of Investment Finance and Senior Credit Officer for the U.S. Northeast and Mid-Atlantic Regions.
Corporate Governance
Board of Directors - Board Structure  The business of HSBC USA is managed under the oversight of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC USA to HSBC. The Board of Directors also provides leadership in the maintenance of prudent and effective controls that enable management to assess and manage risks of the business. The affairs of HSBC USA are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	providing input and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating, funding and capital plans and risk appetite statement prepared by management;

•	monitoring the implementation of strategy by management and HSBC USA's performance relative to approved operating, funding and capital plans and risk appetite;

•	reviewing and advising as to the adequacy of the succession plans for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer's performance;

•	reviewing and approving the Corporate Governance Standards and monitoring compliance with the standards;

•	assessing and monitoring the major risks facing HSBC USA consistent with the Board of Director's responsibilities to HSBC; and

•
reviewing the effectiveness of the risk management and internal controls structures designed by management to ensure compliance with applicable law and regulation, HSBC policies, ethical standards and business strategies.

Board of Directors - Committees and Charters  The Board of Directors of HSBC USA has five standing committees: the Audit Committee, the Compliance Committee, the Fiduciary Committee, the Risk Committee and the Chairman's Committee. The charters of each of these Committees, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 452 Fifth Avenue, New York, NY 10018 Attention: Corporate Secretary.
Audit Committee The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC USA's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the critical accounting policies and practices, significant judgments, and tax positions and related reserves;

•	HSBC USA's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC USA's independent auditors.
The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange ("NYSE")): Phillip D. Ameen (Chair), William R. P. Dalton and Nancy Mistretta. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Ameen qualifies as an audit committee financial expert.
Audit Committee Report During the previous year, the Audit Committee met and held discussions with management and KPMG LLP. The Audit Committee reviewed and discussed with management and KPMG LLP the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Audit Committee also discussed with KPMG LLP the matters required to be discussed by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, such communications also included its findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.

HSBC USA Inc.

KPMG LLP submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence. The Audit Committee discussed with KPMG LLP such firm's independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

Audit Committee

Phillip D. Ameen (Chair)
William R. P. Dalton
Nancy Mistretta
Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•	HSBC Bank USA's adherence to the provisions of the BSA/AML Consent Order with the OCC and our efforts to achieve and maintain an effective BSA/AML compliance program;

•	the corrective actions in the loan servicing, foreclosure processing and loss mitigation functions of HSBC Bank USA and compliance with the OCC Servicing Consent Order;

•	HSBC Bank USA's adherence to the provisions of the Enterprise-Wide Compliance Consent Order with the OCC and our efforts to achieve and maintain an effective enterprise-wide compliance program; and

•	HSBC USA's and HSBC Bank USA's Compliance function and the maintenance and enhancement of a strong Compliance culture.
The Compliance Committee is currently comprised of the following directors: Kevin M. Blakely (Chair), Thomas K. Whitford and Rhydian H. Cox.
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
The duties and responsibilities of the Fiduciary Committee include ongoing evaluation and oversight of:

•	the proper exercise of fiduciary powers;

•	the adequacy of management, staffing, systems and facilities as they relate to fiduciary activities;

•	the adequacy of, and compliance with ethical standards, strategic plans, policies, and control procedures;

•	investment performance;

•	the adequacy of risk management and compliance programs as they relate to fiduciary activities; and

•	regulatory examination and internal and external audit reports of fiduciary activities.
William R.P. Dalton (Co-Chair) and Kevin M. Blakely (Co-Chair) are members of the Fiduciary Committee. Both are independent directors under our Corporate Governance Standards.
Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC USA's risk appetite, tolerance and strategy;

•	our systems and the effectiveness of risk management and internal controls to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	our forward looking risk exposure and the alignment of strategy with our risk appetite, as defined by the Board of Directors;

•	ensuring that risk is appropriately considered in incentive compensation reward proposals; and

•
maintenance and development of a supportive and proactive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions and appropriately communicate regarding identified risks.

HSBC USA Inc.

The Risk Committee is currently comprised of the following directors: Thomas K. Whitford (Chair), Phillip D. Ameen, Kevin, M. Blakely, William R. P. Dalton, Robert K. Herdman and Rhydian H. Cox.
Chairman's Committee The Chairman's Committee is responsible to support the efficiency of the Board in handling matters:

•	which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board; and

•	as the Board may delegate to the Committee from time to time.
The Chairman's Committee is currently comprised of the following directors: Thomas K. Whitford (Chair), Phillip D. Ameen, Kevin M. Blakely and Patrick J. Burke.
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

•	identifying qualified individuals to serve on the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC USA; and

•	reviewing HSBC USA's corporate governance to insure it maintains "best practices".
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following directors: Rona A. Fairhead (Chair) (the Chair of the HSBC North America Board of Directors), Samuel Minzberg, Nancy G. Mistretta and Thomas K. Whitford. Ms. Mistretta currently serves as director of HSBC North America, HSBC USA and HSBC Bank USA. Mr. Minzberg currently serves as a director of HSBC North America and HSBC Finance. Mr. Whitford currently serves as director of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance.
Board of Directors - Director Qualifications  HSBC and the Board of Directors believe a Board comprised of members from diverse professional and personal backgrounds who provide a broad spectrum of experience in different fields and expertise best promotes the strategic objectives of HSBC USA. HSBC, the Nominating and Governance Committee and the Board of Directors evaluate the skills and characteristics of prospective Board members in the context of the current makeup of the Board of Directors. This assessment includes an examination of whether a candidate is independent, as well as consideration of diversity, skills and experience in the context of the needs of the Board of Directors, including experience as a chief executive officer or other senior executive or in fields such as government, financial services, finance, technology, communications and marketing, and an understanding of and experience in a global business. Although there is no formal written diversity policy, the Nominating and Governance Committee and the Board considers a broad range of attributes, including experience, professional and personal backgrounds and skills, to ensure there is a diverse Board. A majority of the non-executive Directors are expected to be active or retired senior executives of large companies, educational institutions, governmental agencies, service providers or non-profit organizations. Advice and recommendations from others, such as board consulting firms, may be considered, as the Board of Directors deems appropriate.
The Nominating and Governance Committee and the Board of Directors review all of these factors, and others considered pertinent in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director's career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director's status as an "independent director," the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management, will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.
As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC USA, each Director is expected to:

•	promote HSBC's brand values and principles and compliance with standards and policies in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

HSBC USA Inc.

•	develop and maintain a sound understanding of the strategies, business and senior executive succession planning of HSBC USA;

•	carefully study all Board materials and provide active, objective, constructive and challenging participation at meetings of the Board and its committees;

•	assist in affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a good understanding of global economic issues and trends; and

•	seek clarification from experts retained by HSBC USA (including employees of HSBC USA) to better understand legal, financial or business issues affecting HSBC USA.
Under the Corporate Governance Standards, Directors have full access to senior management and other employees of HSBC USA. Additionally, the Board and its committees have the right at any time to retain independent outside financial, legal and other advisors, at the expense of HSBC USA.
Board of Directors - Delegation of Authority  The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority the Executive Committee is responsible for all matters that relate to the ordinary course of business. The HSBC USA Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Head of Regulatory Compliance, Head of Financial Crimes Compliance, Chief Operating Officer, Heads of each Business, Head of Internal Audit, Head of Strategy and Planning and Chief of Staff to the CEO, General Counsel, Corporate Secretary, Head of Communications, Head of Human Resources, Head of Public Policy, Head of Regulatory Remediation and HSBC Finance Chief Executive Officer are members of the HSBC North America Executive Committee.
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
Audit Committee The Audit Committee has responsibility for oversight of and advice to the Board of Directors on matters relating to financial reporting and for oversight of internal controls over financial reporting. As set forth in our Audit Committee charter, the Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC USA's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the critical accounting policies and practices, significant judgments, and tax positions and related reserves;

•	HSBC USA's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC USA's independent auditors.
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
Risk Committee As set forth in our Risk Committee charter, the Risk Committee has the responsibility, power, direction and authority to:

•
receive regular reports from the Chief Risk Officer that enable the Risk Committee to assess the risks involved in the business and how risks are monitored and controlled by management and to give explicit focus to current and forward-

HSBC USA Inc.

looking aspects of risk exposure which may require an assessment of our vulnerability to previously unknown or unidentified risks;

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	oversee and advise the Board of Directors on all high-level risks;

•	oversee and advise the Board of Directors on all compliance risk related matters;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer;

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	advise the Board of Directors and Nominating and Governance Committee to ensure risk is appropriately considered in executive compensation reward proposals;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•
receive regular reports from HSBC USA's Asset Liability Management Committee ("ALCO") and risk control functions in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures;

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
HSBC USA maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC USA, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. The Chief Risk Officer of HSBC North America, is the Chair of this committee. On an annual basis, the Board reviews the Risk Management Committee's Terms of Reference and framework. The Operational Risk & Internal Control Committee (the "ORIC Committee"), the Fiduciary Risk Management Committee and the HSBC USA Disclosure Committee report to the Risk Management Committee and, together with the ALCO, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
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
Compliance Committee As set forth in our Compliance Committee charter, the Compliance Committee has the responsibility, power, direction and authority to:

•	receive regular reports from management and oversee progress relative to Consent Orders;

•	oversee the continuing maintenance and enhancement of a strong compliance culture;

HSBC USA Inc.

•
receive regular reports from the Head of Regulatory Compliance and Head of Financial Crime Compliance that enable the Compliance Committee to assess major compliance exposures and the steps management has taken to monitor and control such exposures;

•
approve the appointment and replacement of the Head of Regulatory Compliance and Head of Financial Crime Compliance and other statutory compliance officers and review and approve the annual key objectives and performance review of the Head of Regulatory Compliance and Head of Financial Crime Compliance;

•
oversee the adequacy of resources, the budget, plan, activities, organization, training programs succession plans and qualifications of the compliance functions as necessary or advisable in the Committee's judgment;

•
review and monitor the effectiveness of the compliance functions and the Compliance Program, including testing and monitoring functions, and obtain assurances that the compliance functions, including testing and monitoring functions, are appropriately resourced, have appropriate standing within the organization and are free from management or other restrictions; and

•
seek such assurance as it may deem appropriate that the Chief Risk Officer, Head of Regulatory Compliance and Head of Financial Crime Compliance each participates in the risk management and oversight process at the highest level on an enterprise-wide basis; has total independence from individual business units; reports to the Compliance Committee and has internal functional reporting lines to the Managing Director, Head of Group Risk; Global Head of Financial Crime Compliance and/or Global Head of Regulatory Compliance; and has direct access to the Chairman of the Compliance Committee, as needed.

In support of these responsibilities, HSBC Bank USA maintains a Regulatory Remediation Committee, which is a management committee established to provide a central point of governance and oversight for the remediation of outstanding regulatory issues resulting from enforcement actions, supervisory Letters and any other regulatory findings. Rhydian H. Cox, Head of Regulatory Remediation and a Director is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Risk Officer and senior management of all functions, including Compliance, Legal and other control functions. The Regulatory Remediation Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Executive Committee. The Regulatory Remediation Committee is supported by the HSBC North America Remediation Management Office, which is a management office established to develop and oversee the response to the consent cease and desist orders. This Committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions.
For further discussion of risk management generally, see the "Risk Management" section of the MD&A.
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2014 fiscal year.
Code of Ethics  HSBC USA has adopted a Code of Ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC North America also has a general code of ethics applicable to all U.S. employees, including employees of HSBC USA, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.

HSBC USA Inc.

Item 11.	Executive Compensation

Compensation Discussion and Analysis
The following compensation discussion and analysis (the "2014 CD&A") and accompanying tables summarizes the principles, objectives and factors considered in evaluating and determining the 2014 total compensation for our executive officers, including specific compensation information relating to our Chief Executive Officers: Irene M. Dorner (former) and Patrick J. Burke; Chief Financial Officers: Mark Zaeske, Gerard Mattia (interim), John T. McGinnis (former) and Eric K. Ferren (former); and the next three most highly compensated executives: Patrick M. Nolan, Vittorio Severino, Stephen A. Bottomley. Collectively, these officers are referred to as the Named Executive Officers ("NEOs").
Oversight of Compensation Decisions
Remuneration Committee
The HSBC Board of Directors has a Remuneration Committee ("RemCo"), which oversees the HSBC Group’s reward policy and its application to HSBC Group businesses. All members of the RemCo meet regularly and are independent non-executive Directors of HSBC.
RemCo is responsible for approving the terms of the HSBC Group’s long-term incentive plans, pension plans, severance policies and agreeing individual remuneration packages (including variable pay awards) for executive Directors, Group Managing Directors and other senior HSBC Group employees, including the heads of control functions.
RemCo periodically reviews the adequacy and effectiveness of the HSBC Group’s remuneration policy and ensures that the policy meets the commercial requirement to remain competitive, is affordable, allows flexibility in response to prevailing circumstances and is consistent with effective risk management.
The members of RemCo during 2014 are the following non-executive directors of HSBC: Chairman Sir S. Robertson; W. S. H. Laidlaw; R. Fassbind until retiring on September 1, 2014; J. Symonds from April 14, 2014 to September 1, 2014; J. D. Coombe until retiring on May 23, 2014; and J. Lipsky beginning on May 23, 2014. As an indirect wholly owned subsidiary of HSBC, we are subject to the remuneration policy established by HSBC, and our Chief Executive Officer is one of the senior executives whose total compensation is reviewed and approved by RemCo.
Compensation Approval Framework
In June 2014, HSBC implemented a standard approval framework for total compensation decisions across all Global Businesses and Functions. Total compensation approval decisions follow the new framework which replaces the prior delegation of authority to approve pay packages. All compensation approvals are governed by Total Cost and Global Career Band ("GCB") limits. Through the framework, approval of pay packages that are at or below the Total Cost Limit is required from both the Functional Manager and Entity Manager of the Proposing Manager. When pay packages fall above the Total Cost Limit additional approval is required from the second level Functional Manager. Total compensation proposals for most NEOs, require approval from their Entity and Functional Managers, the HSBC Group Head of Human Resources, HSBC Group Chief Executive Officer, and/or RemCo as appropriate.
Board of Directors; HSBC North America Nominating and Governance Committee
The HSBC North America Board of Directors reviewed and made recommendations concerning proposed 2014 performance assessments and variable pay compensation award proposals for our Chief Executive Officer, direct reports to our Chief Executive Officer and certain other Covered Employees (“Covered Employees”), including the NEOs. The HSBC North America Board of Directors also reviewed fixed pay recommendations for 2015 for the NEOs and had the opportunity to recommend changes before awards were finalized.
Discretionary compensation awards are impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). North America Risk, in partnership with Human Resources, Legal, Finance, and Audit established the Risk Management Framework intended to ensure that compensation arrangements appropriately balance risk and reward and do not incentivize excessive risk-taking. Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of our risk appetite process. Risk Appetite is set by the Board of HSBC North America. A risk appetite for U.S. operations is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.
The Nominating and Governance Committee of HSBC North America ("Nominating and Governance Committee”) performed certain responsibilities related to oversight and endorsements of total compensation for 2014 performance with respect to HSBC North America and its subsidiaries. The duties of the Nominating and Governance Committee, among others, include: i) reviewing

HSBC USA Inc.

the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) making recommendations to the Board regarding compensation for service of the non-executive Board members, iii) reviewing whether the HSBC Group remuneration policy approved by RemCo and as approved by the HSBC shareholders in general meetings, complies with all relevant local regulations and is appropriate to attract, retain and motivate directors and senior management of the quality required to run the corporation successfully with consideration to market condition, iv) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations, v) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for our Chief Executive Officer, direct reports of our Chief Executive Officer, Covered Employees, and other staff including any recommendations for reducing, canceling or clawback of discretionary variable pay compensation previously awarded, and vi) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The Nominating and Governance Committee also assures that the HSBC North America Board of Directors reviews and provides input to HSBC Group concerning the CEO's succession and development plans, and to our CEO concerning management succession and development plans for the principal officers of the Corporation. The recommendations related to employee total compensation were incorporated into the submissions to RemCo, and/or to Stuart T. Gulliver, as HSBC Group CEO, and Mr. Burke, in instances where they have delegated remuneration authority within the limits established in the Compensation Approval Framework noted above.
Each year, the Nominating and Governance Committee reviews the enhanced risk assessment measures with respect to risks taken and risk outcomes in alignment with the performance management process. The Nominating and Governance Committee also reviews total compensation recommendations for senior executives with consideration for risk performance. For performance year 2014, the preliminary review of risk taken and risk outcomes occurred in December 2014 with final endorsement by the Nominating and Governance Committee in February 2015. Any reward impacts as a result of risk taken and risk outcomes were documented in “Risk Evidence Statements”, which were reviewed and approved by the Compensation and Performance Management Governance Committee before final endorsement by the Nominating and Governance Committee to support 2014 variable pay recommendations.
Compensation and Performance Management Governance Committee
In 2010, HSBC North America established the Compensation and Performance Management Governance Committee (“CPMG Committee”). The CPMG Committee was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation, Human Resources and Company Secretary. The duties of the CPMG Committee, among others, include: i) overseeing the framework for identifying employees who oversee institution-wide activities or material business lines or who have the ability to expose the Company to significant risk (“Covered Employees”) as defined in the Interagency Guidance on Incentive Compensation Arrangements, as published by the Federal Reserve Board, ii) reviewing the common compliance and internal audit related objectives to be assigned to senior management employees relating to risk management and such other measures as may be used to ensure risk is appropriately considered in making variable pay compensation recommendations, iii) reviewing regulatory, audit and other internal control findings, as well as risk events, and making recommendations to the Nominating and Governance Committee concerning any proposed adjustments to variable pay compensation recommendations, including cancellation of previously awarded un-vested variable pay compensation (“malus”) and clawback of incentive compensation previously awarded to employees (effective January 1, 2015), iv) reviewing proposed variable pay pool funding and allocations within U.S. operations, and v) endorsing “Risk Evidence Statements”, which summarize any reward impacts as a result of risk outcomes or risk taken within each control function and business line. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, or Mr. Burke depending on the nature of the recommendation or the delegation of authority for making final decisions.
Material Risk Takers and Alignment to the Capital Requirement Directive IV ("CRD IV")
Under the provisions of CRD IV, which came into effect from January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as “Identified Staff and Material Risk Takers”, which are referenced as “MRTs” throughout this document. MRTs are determined based on qualitative and quantitative criteria prescribed by the Regulatory Technical Standard ("RTS") EU 604/2014 issued by the European Banking Authority that came into force in June 2014. This replaces the criteria that was previously used to identify Code Staff for the purposes of the UK Prudential Regulatory Authority's and Financial Conduct Authority's Remuneration Code. HSBC USA, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with CRD IV.
The HSBC Group developed a methodology for identifying individuals who are captured by any of the qualitative criteria specified in the RTS. Quantitative criteria are designed to ensure that the highest paid employees in the firm are captured as MRTs as well if their professional activities have a material impact on the risk profile of a material business unit.

HSBC USA Inc.

Objectives of HSBC USA's Compensation Program
The quality and commitment of our employees is fundamental to our success and accordingly we aim to attract, retain and motivate the very best people.
HSBC’s global reward strategy, as approved by RemCo and as utilized by HSBC USA supports this objective through balancing both short-term and sustainable performance. HSBC Group's compensation plans are designed to motivate its executives to improve the overall performance and profitability of the HSBC Group as well as the Global Business or Global Function to which they are assigned. The HSBC Group seeks to offer competitive total compensation, which includes market competitive fixed pay and variable pay determined by measuring overall performance of the executive, his or her respective Global Business or Function and the HSBC Group overall. Our reward strategy aims to reward success, not failure, and be properly aligned with our risk framework and related outcomes. In order to ensure alignment between remuneration and our business strategy, HSBC Group’s global reward strategy also includes:

•
Total compensation package (base salary, fixed pay allowances, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in the market in which we operate;

•
Assessment of reward with reference to clear and relevant objectives set within a performance scorecard framework with the level of annual discretionary variable pay (namely, cash, deferred cash, short-term equity incentives and long-term equity incentives, as appropriate) differentiated by performance. The use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded. Eligibility for variable pay is also dependent on adherence to the HSBC Group values of being ‘open, connected and dependable’ and behaviors consistent with managing a sound financial institution and acting with ‘courageous integrity’;

•
The use of considered discretion to assess the extent to which performance has been achieved, rather than applying a formulaic approach which, by its nature, is inherently incapable of considering all factors affecting results and may encourage inappropriate risk taking. In addition, environmental factors and social and governance aspects that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. While there are specific quantitative goals as outlined above, the final reward decision is not solely dependent on the achievement of one or all of the objectives; and

•
Delivery of a significant proportion of variable pay in HSBC ordinary shares (deferred and non-deferred, as appropriate), to align recipient interests to the future performance of the HSBC Group and to retain key talent.

Internal Equity
HSBC USA's executive officer total compensation is analyzed internally at the direction of the HSBC Group Head of Human Resources with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against the respective Comparator Group, as detailed herein.
Link to Company Performance
The discretionary annual variable pay awards are based on individual and business performance, as more fully described under the Elements of Compensation - Annual Discretionary Variable Pay Awards section.
We have a strong orientation to use variable pay to reward performance while maintaining an appropriate balance between fixed and variable elements. Actual total compensation paid typically increases or decreases based on the executive's individual performance, including business results and the management of risk within his or her responsibilities.
Our most senior executives, including Ms. Dorner, Messrs. Burke, Zaeske, Mattia, Nolan, and Bottomley, set objectives using a performance scorecard framework. On a performance scorecard, objectives are separated into two categories: financial and non-financial objectives. Additionally, objectives are based on strategic priorities including “Grow”, “Global Standards”, “Streamlining” and “People”. In performance scorecards, certain objectives had quantitative standards that may have included meeting designated financial performance targets for the company or the executive's function. Qualitative objectives may have included key strategic business initiatives, including remediation goals, or projects for the company or executive's function. Quantitative and qualitative objectives helped inform 2014 total compensation decisions. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Specific objectives required of all Covered Employees include targets relating to Compliance, Internal Audit and general risk and internal control measures.
Employees were assessed on and communicated up to three ratings, which included performance rating using a new performance rating scale in 2014 (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a behavioral guide, and Potential rating used to assess key talent.

HSBC USA Inc.

Beginning in 2011, the top executives across the HSBC Group, including Ms. Dorner, Messrs. Burke, Mattia, McGinnis, Nolan, Severino and Bottomley, received a separate values-aligned behavior rating in addition to a performance rating. For performance year 2014, this values-aligned behavior rating was formally in place for all employees at year-end, although values-aligned behaviors were already part of our culture. Values-aligned behaviors are the foundation of an employee’s performance and potential as follows:

•	Role Model - Exceptional behaviors which drive performance above target levels and/or have a lasting positive impact on the Bank’s culture.

•	Strong - Strong, sustainable, expected behaviors which are the benchmark of a high-performing values-led organization.

•	Weak - Weak behaviors which fall below day-to-day expectations and negatively impact performance.

•
Unacceptable - Unacceptable behaviors which undermine HSBC’s values and business principles and need to be eradicated. They significantly compromise quality, integrity, teamwork and performance and are likely to result, immediately or in due course, in disciplinary action.

Messrs. Ferren and McGinnis did not receive performance or values-aligned behavior ratings in 2014 due to the timing of their termination of employment. Mr. Zaeske did not receive performance or values-aligned behavior ratings in 2014 due to the timing of joining HSBC USA.
Risk (including in particular, compliance) is a critical part of the assessment process in determining the performance of senior executives, Covered Employees and MRTs, ensuring that their individual remuneration has been appropriately assessed with regard to risk.
The Risk Function carries out reviews for Covered Employees and MRTs, which determine whether there are any instances of non-compliance with Risk procedures and expected behavior. Instances of non-compliance are escalated to senior management, the Nominating and Governance Committee and/or RemCo for consideration in variable pay decisions. Consideration is given to whether adjustments, malus and/or clawback should apply and in certain circumstances, whether employment should be continued. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2014 CD&A, on or after January 1, 2015
HSBC Group-wide thematic reviews of risk are also carried out to determine if there are any transgressions which could affect the amount of current year variable pay or any instances where malus of previously awarded variable pay is required.
As the determination of the variable pay awards relative to 2014 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2014, the final determination on 2014 total compensation was not made until February 2015. To make that evaluation, Messrs. Gulliver and Burke received reports from management concerning satisfaction of 2014 HSBC Group, global business unit or function and individual objectives.
Each NEO’s performance objectives included strategic priorities related to growth, global standards, streamlining and compliance culture transformation. Total compensation decisions were influenced by performance to these objectives, as well as each NEO’s demonstration of appropriate values-aligned behaviors as noted above. In addition, NEOs were focused on activities specific to their role within the organization as follows:
Mr. Burke:

•
First-half activities for 2014, as appropriate for his role as HSBC Finance Corporation's Chief Executive Officer, focused on the progression of remediation solutions for top themed risk control items in HSBC Finance Corporation as well as other activities related to the day-to-day operation of the business.

•
Second-half activities began a transition to the role of HSBC USA Chief Executive Officer with focus on driving business strategy, overseeing ongoing remediation of top themed risk control items, ensuring compliance with applicable laws and regulations, and supporting HSBC Group’s people and compliance cultural transformation.

Ms. Dorner:

•
Oversight of ongoing remediation of top themed risk control items through third quarter 2014, driving business strategy, maintaining assigned investor relationships, ensuring compliance with applicable laws and regulations, and transitioning responsibilities to Mr. Burke.

Mr. Mattia:

•	The implementation and progression of global standards, as well as on capital efficiency actions. Supporting the progress of U.S. cost management initiatives and regulatory reporting activities.
Mr. Nolan:

•
Leadership of global standards implementation in Global Banking & Markets, risk and compliance initiatives, collaboration and streamlining activities, progression of business transformation efforts and building market share.

HSBC USA Inc.

Mr. Severino:

•
Oversight of big data transformation efforts aimed to implement cost efficiencies and grow revenues, remediation of top themed risk control items related to third-party risk management, and continuing to drive transformation efforts to support cost savings.

Mr. Bottomley:

•	Growing the business while maintaining a positive regulatory climate, participation in streamlining initiatives, and oversight of Commercial Banking’s cost management.
Performance objectives are not noted for Messrs. McGinnis and Ferren due to termination of employment early in the year. The performance summary also excludes Mr. Zaeske, as he was hired in the fourth quarter of 2014.
Competitive Compensation Levels and Benchmarking
When making compensation decisions, we review the total compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as "benchmarking." Benchmarking provides a point of reference for measurement but does not replace analyses of internal pay equity and individual performance of the executive officers that HSBC also considers when making total compensation decisions. We strive to maintain a total compensation program that may attract and retain qualified executives but also has levels of total compensation that differ based on performance.
In 2014, RemCo retained Towers Watson to provide market trend information for use during the annual pay review process and advise RemCo as to the competitive position of our total direct compensation levels in relation to the Comparator Group. Towers Watson provided competitive positions on the highest level executives within HSBC Group, including our NEOs. Comparative competitor information was provided to Mr. Gulliver, Ms. Dorner (retired) and/or Mr. Burke to evaluate the competitiveness of proposed executive total compensation.
The Comparator Group is reviewed annually with the assistance of Towers Watson. The Comparator Group consists of our global peers with comparable business operations located within U.S. borders. Comparator Group organizations are publicly held companies that compete with HSBC Group for business, customers and executive talent and are broadly similar in size and international scope.
The Comparator Group for 2014 consisted of:

Global Peers
Banco Santander	Deutsche Bank
Bank of America	JPMorgan Chase
Barclays	Standard Chartered
BNP Paribas	UBS
Citigroup

Elements of Compensation
The primary elements of executive total compensation, which are described in further detail below, are: i) fixed pay, which includes base salary and fixed pay allowance, and ii) annual discretionary variable pay awards.
In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans (all qualified and non-qualified defined benefit plans have been frozen as have employer funded non-qualified defined contribution plans). Although perquisites are provided to certain executives, they typically are not a significant component of total compensation.
Base Salary
Base salary is intended to attract and retain key executive talent by being market competitive and rewarding ongoing contributions to the roles, while providing a degree of financial certainty compared to most other pay elements. In establishing individual base salary levels, consideration is given to the NEO’s specific role, experience and responsibilities. Individual base salaries are benchmarked on an annual basis, and may be adjusted based on changes in the competitive market. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.
Fixed Pay Allowances
Under the provisions of the Capital Requirement Directive IV (CRD IV), which came into effect from January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as MRTs (defined in the “Material Risk Takers and Alignment to the Capital Requirement Directive IV (CRD IV)” section of the 2014 CD&A).

HSBC USA Inc.

Under these provisions, variable pay for MRTs must be limited to 100 percent of fixed pay, unless shareholders have approved an increase to 200 percent of fixed pay. At the Annual General Meeting held on May 23, 2014, the shareholders of HSBC approved the increase of the cap to 200 percent of fixed pay. Even with this approval, RemCo believes that it is vital to maintain the link of variable pay to the achievement of the business objectives of HSBC Group, and it is also necessary to ensure our total compensation package remains competitive based on the role, function, experience, technical expertise and market worth of the role. This required a re-balancing from variable pay to fixed pay for certain roles, including the NEOs disclosed in this document. As a result, a fixed pay allowance ("FPA") was introduced, where necessary, to achieve this objective.
The FPA amount was determined as appropriate based on the role, experience of the employee, market compensation for the role and other remuneration that was received in that year.
For MRTs who were Executive Directors, Group Managing Directors and Group General Managers, including Ms. Dorner, and Messrs. Burke, Mattia, Nolan, and Bottomley, FPAs were granted in shares of HSBC that vested immediately. No performance conditions apply for these awards and they are not subject to malus or clawback. These shares (net of shares sold/reduced to cover any income tax and social security) will be subject to a retention period: 20 percent of these shares will be released in March immediately following the end of the financial year in which the shares are granted and the remaining 80 percent will be subject to a retention period of at least five years. Dividends will be paid on the vested shares held during the retention period at the same rate paid to ordinary shareholders.
Mr. Severino was an MRT who received the FPA in cash, paid biweekly through payroll. Mr. Zaeske was not deemed to be a MRT in 2014, however, he received cash FPA, paid biweekly through payroll in anticipation that he will be a MRT in 2015.
Annual Discretionary Variable Pay Awards
Annual discretionary variable pay (“variable pay”) awards are intended to drive and reward performance against annual financial and non-financial measures, and recognize adherence to HSBC Values which are consistent with the medium to long-term strategy of the company and align with shareholder interests. Variable pay often differs from year to year and is offered as part of the total compensation package. In the event certain quantitative or qualitative performance goals are not met, variable pay awards may be reduced or not paid at all. Additionally, variable pay was influenced by the values-aligned behavior rating described in the "Link to Company and Individual Performance" section of the 2014 CD&A. Role Model values-aligned behaviors typically supported upward reward differentiation, whereas Weak or Unacceptable values-aligned behaviors generally negatively impacted variable pay compensation.
Variable pay awards may be granted as cash, deferred cash, non-deferred equity incentive awards and long-term equity incentive awards.
Equity Incentive Awards
Equity incentive awards are made in the form of restricted share units (“RSUs”). The purpose of equity-based compensation is to help retain outstanding employees and to promote success of HSBC USA's business over a period of time by aligning the financial interests of these employees with those of HSBC's shareholders.
Long-term RSU awards consist of a number of shares to which the employee will become fully entitled, generally over a three to five year vesting period. The RSUs carry rights to dividends or dividend equivalents which are paid or accrue on all underlying share unit awards at substantially the same rate paid to ordinary shareholders.
The deferral structure provides retention value and the ability to apply malus. Variable pay awards are subject to deferral requirements. The share awards (net of shares sold to cover any income tax and social security) will be subject to a retention period upon vesting, which is typically six months or such period of time as determined by RemCo using its discretion and taking into account regulatory requirements. In respect of deferred share awards, on the vesting of these awards, an amount (in cash or shares), equal to the dividends paid or payable between the grant date and the vesting of the award may be paid on the number of shares vested.
In respect of deferred cash awards, a notional return, determined by reference to the dividend yield on shares or such other rate as determined by RemCo for the period between grant and vest, may be paid on vesting.
In 2014, HSBC North America requested and received approval from RemCo for supplemental incentive awards to provide a financial incentive to a critical leadership team. In an effort to help mitigate the risk of attrition, while maintaining stability, HSBC North America granted these awards in November 2014 to a limited number of executives that are critical to achievement of our remediation objectives and business strategy. Employees selected to receive these awards were members of senior leadership, including Messrs. Mattia and Severino. These supplemental incentive awards ranged from $250,000 to $600,000 and were delivered in the form of Performance Based Restricted Share Units (“PBRSU”) that vest 100 percent in three years. Vesting will be conditional on the individual being in employment and not under notice of termination on the date of vesting, successful remediation results under their responsibility, and having at least a “Good Performer” performance rating with a minimum “Strong” values-aligned behavior rating prior to the vesting date. Please refer to the "Grants of Plan Based Awards 2014" table for detail on these awards.

HSBC USA Inc.

Group General Managers, including Ms. Dorner and Messrs. Burke, Mattia, Nolan, and Bottomley typically also receive long-term deferred awards to achieve alignment with the interests of shareholders and to encourage delivery of sustainable long-term business performance. Grants are approved by RemCo, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are reviewed annually and for 2014 composed of financial measures, and non-financial measures. Grants comprise a number of shares to which the employee will become fully entitled, after a five year vesting period, subject to continued employment with the HSBC Group.
RemCo considers and decides the grant of long-term equity awards and considers individual executive performance and goal achievement as well as the total compensation package when determining the award allocation. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC's shareholders.
Additionally, all employees with unvested share awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the un-vested awards
Perquisites
Our philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect us and our executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of total compensation, except for executives on international assignments, however these are also within market practice, as described below.
Ms. Dorner, and Messrs. Mattia, Nolan, Severino and Bottomley participated in general benefits available to executives of HSBC USA and certain additional benefits and perquisites available to executives on international assignments. Total compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and recognize the significant commitment that must be made by international assignees. The additional benefits and perquisites may be significant when compared with other compensation received by other HSBC USA executive officers and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC Group locations globally and are deemed appropriate by the HSBC Group senior management. Perquisites are further detailed in the "Summary Compensation Table".
Retirement Benefits
HSBC North America offered a qualified defined benefit pension plan under which our executives could participate and receive a benefit equal to that provided to all of our eligible employees with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that the plan closed to new participants and existing participants no longer accrue any future or increased benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. We do not pay any above-market or preferential interest in connection with deferred amounts. As international assignee, Mr. Nolan is accruing pension benefits under foreign-based defined benefit plans. Ms. Dorner, as an international assignee, accrued pension benefits under a foreign-based defined benefit plan until her retirement effective January 1, 2015. Mr. Bottomley, as an international assignee accrued pension benefits under a foreign-based defined benefit plan until the defined contribution lifetime allowance was reached. Additional information concerning these plans is contained in the "Pension Benefits Table 2014".
Performance Year 2014 Compensation Actions
HSBC and HSBC USA aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
Levels of fixed pay were reviewed and management determined that the market did not warrant adjustments to the fixed pay of disclosed NEOs.
Variable pay recommendations were driven by our financial performance in 2014 and are reflective of the continued progress we have made in repositioning and transforming our business to ensure sustainable profitability and long-term growth. On a Group Reporting Basis, profit before tax improved in 2014, driven largely by higher total operating income, lower operating expenses and lower loan impairment charges. Commercial Banking reported higher profit before tax, driven by increased net interest income, primarily in key growth markets and higher other operating income. For Retail Banking & Wealth Management, loss before tax improved primarily due to lower loan impairment charges from continued improvements in economic and credit conditions and higher other operating income, partially offset by lower net interest income and higher operating expenses. Private Bank reported

HSBC USA Inc.

higher profit before tax driven by higher net interest income; lower loan impairment charges and lower operating expenses, partially offset by lower other operating income. Excluding goodwill impairment, Global Banking & Markets reported a lower profit before tax as prevailing market conditions of low rates and volatility continued to pressure revenues, in addition to lower gains on security sales and higher operating expenses driven by litigation charges, and higher loan impairment charges. We continue to believe the strength of our strategic objectives and the direction of our executive officers are united to support the HSBC Group's interests and that of HSBC's shareholders. Our variable pay awards were approved to be awarded to all of the NEOs, who were employed with the HSBC Group as of December 31, 2014.
Variable pay awards in respect of 2014 performance that exceed $75,000 are subject to deferral requirements under the HSBC Group Minimum Deferral Policy. For non-MRTs, this policy requires 10 percent to 50 percent of variable pay be awarded in the form of RSUs for HSBC ordinary shares that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded. As Mr. Zaeske was not designated as a MRT, his variable pay award was subject to these deferral requirements in 2014.
MRTs are subject to a different set of deferral requirements, including Ms. Dorner and Messrs. Burke, Mattia, Nolan, and Bottomley. Variable pay awarded to MRTs in excess of $750,000 are subject to a 60 percent deferral rate, and variable pay awards below $750,000 are subject to 40 percent deferral rate. In cases where the total compensation for a MRT is equal to or less than $750,000, and variable pay is not more than 33 percent of the total compensation, the HSBC Group Minimum Deferral Policy applies. Deferral rates are applied to the total variable pay award (excluding the additional long-term deferred share award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. The deferred cash and deferred RSUs vest 33 percent on each of the first and second anniversaries of the grant date, and 34 percent on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income and social security tax obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred (short-term) share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax and social security obligations. Non-deferred cash awarded for 2014 performance will be paid on March 20, 2015. Deferred cash, deferred RSUs, (delivered as phantom shares to former employees), and non-deferred shares will be granted on March 2, 2015.
As Group General Managers, Ms. Dorner and Messrs. Burke, Mattia, Nolan and Bottomley also received additional long-term deferred share awards for 2014 performance in amounts of $163,214, $200,000, $186,631, $76,509 and $137,974 respectively. The remaining balance of their variable pay awards for performance year 2014 will be deferred according to above outlined deferral policy. Messrs. Zaeske and Severino did not receive these long-term deferred share awards.
The following table summarizes the total compensation decisions made with respect to the NEOs for the 2013 and 2014 performance years who were employed as of December 31, 2014. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the "Summary Compensation Table" include equity compensation in the year granted. Also, the "Summary Compensation Table" includes changes in pension value and other elements of compensation as part of total compensation and those amounts are not shown in the table below. The total compensation decisions for Messrs. McGinnis and Ferren are not included in below table due to the timing of their termination.

	Base Salary(1)		Fixed Pay Allowance(1)		Discretionary Variable Cash(2)		Equity Incentive Award(3)		Supplemental Equity Incentive Awards(4)		Total Compensation
	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014
Patrick J. Burke(5)	$700,000	$700,000	N/A	$550,000	$675,000	$900,000	$1,125,000	$1,100,000	$—	$—	$2,500,000	$3,250,000
Irene M. Dorner(6)	$1,000,000	$1,000,000	N/A	$563,500	$867,934	$734,462	$1,735,738	$897,676	$—	$—	$3,603,672	$3,195,638
Mark Zaeske	N/A	$450,000	N/A	$250,000	N/A	$169,280	N/A	$42,320	$—	$300,000	N/A	$1,211,600
Gerard Mattia(7)	N/A	$700,000	N/A	$736,000	N/A	$839,841	N/A	$1,026,472	$—	$500,000	N/A	$3,802,313
Patrick M. Nolan	$500,000	$500,000	N/A	$1,050,000	$885,152	$344,288	$1,327,728	$420,797	$—	$—	$2,712,880	$2,315,085
Vittorio Severino(8)	N/A	$502,000	N/A	$490,000	N/A	$475,813	N/A	$475,813	$—	$500,000	N/A	$2,443,626
Stephen A. Bottomley(9)	$753,396	$769,621	N/A	$248,000	$500,000	$620,883	$750,000	$758,857	$—	$—	$2,003,396	$2,397,361

(1)	Base salary and fixed pay allowance amounts (cash or shares) are indicated as annual rates. In 2013 CD&A, base salary amounts reflected actual total payment for calendar year.
The market allowance for Messrs. Burke, Mattia and Nolan is not reflected in base salary amounts. Market allowance is included as Other Compensation in the "Summary Compensation Table".

(2)	Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

HSBC USA Inc.

(3)
Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Equity Incentive Award indicated above for 2014 is earned in performance year 2014 but will be granted in March 2015. However, as required in the "Summary Compensation Table", the grant date fair market value of equity granted in March 2014 is disclosed for the 2014 fiscal year under the column of Stock Awards in that table. Grant date fair value of equity granted in March 2015 will be disclosed under the column of Stock Awards in the "Summary Compensation" table reported for the 2015 fiscal year. Amounts include immediately-vested shares, deferred RSUs, and long-term incentive equity awards.

(4)
The supplemental equity awards can be delivered in form of restricted share units (RSUs) in case of sign-on incentives; or delivered in the form of Performance Based Restricted Share Units (“PBRSU”), where vesting is generally conditional on the individual being in employment and not under notice on the date of vesting, and having at least a “Good Performer” performance rating, with a minimum of “Strong” values-aligned behavior rating. Additional award specific conditions may also be applied. Awards reported in the table for 2014 for Messrs. Mattia and Severino are further discussed in "Equity Incentive Awards" section of the 2014 CD&A, and are also reported in the "Grants of Plan-Based Awards 2014" table.

(5)
Mr. Burke is also disclosed as an NEO in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2014. Mr. Burke was serving as Chief Executive Officer for HSBC Finance Corporation through September 1, 2014. Amounts discussed within the 2014 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Burke for HSBC USA, HSBC Finance Corporation, and HSBC North America.

(6)
Ms. Dorner retired effective January 1, 2015 and she remained eligible for a variable pay award in respect of the 2014 performance year. The MRT deferral guidelines will be applied to the total variable pay (excluding additional long-term deferred share award). Respective equity incentive awards will be granted as phantom shares.

(7)
In his role as Chief Financial Officer Global Banking & Markets, and Chief Financial Officer HSBC North America, Mr. Mattia was also serving as interim CFO for HSBC USA. Amounts discussed within the 2014 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Mattia for his role for both companies. Mr. Mattia transferred into the Chief Financial Officer Global Banking & Markets, and Chief Financial Officer HSBC North America role effective July 1, 2014. Prior to that date, Mr. Mattia was working for the HSBC Group entity based in the United Kingdom. His compensation earned while working for UK entity is included in this table and accompanying executive compensation tables.

(8)
In his role as Senior Executive Vice President and Chief Operating Officer, HSBC North America, Mr. Severino had oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2014 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Severino for his role as Chief Operating Officer for all three companies. Mr. Severino transferred into the role of Chief Operating Officer, HSBC North America effective August 1, 2014. Prior to that date, he was working for the HSBC Group entity based in the United Kingdom, but his compensation earned while working outside of U.S. in 2014 is included in this table and accompanying executive compensation tables. Mr. Severino is also disclosed as an NEO in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2014.

(9)
The annual salary rates reflected in this table for Mr. Bottomley are estimated gross figures for the respective years, calculated on NEO's notional salary of GBP 300,000 (for years 2013 and 2014) and include assignment-related allowances and estimated host country taxes.

Compensation-Related Policies
Ex-Ante Adjustments to Variable Pay Award Recommendations
RemCo has the responsibility, power, authority and discretion to review and approve performance-based remuneration by reference to corporate goals and objectives. Adjustments made to performance-based remuneration in advance of said remuneration actually being finalised/paid are commonly referred to as ex-ante adjustments and these include in-year variable pay adjustment and malus (reduction and cancellation of unvested deferred awards). Additionally, the Nominating and Governance Committee includes among its duties making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer, Covered Employees, and other staff.
RemCo exercised its discretion, upon recommendation from management, to reduce Ms. Dorner’s and Mr. Nolan's overall 2014 variable pay by an amount which equaled to 20 percent and 50 percent reduction in variable pay which is equivalent to an 11 percent and 25 percent decrease in total compensation, respectively, from the original proposals. These adjustments, impacting total compensation, were based on a review of the general regulatory and compliance environment for the HSBC Group in the United States including notable events, as well as the context of overall HSBC Group-wide financial performance, market benchmarking, and the individual recommendations and adjustments for similarly situated executives within the HSBC Group.
Reduction or Cancellation of Deferred Cash and Equity Incentive Awards ("Malus")
RemCo has the discretion to reduce or cancel all unvested awards under HSBC share plans after January 1, 2010, including RSUs, deferred cash, and any accrued dividends on unvested awards. Circumstances that may prompt such action by RemCo include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee's business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.

HSBC USA Inc.

RemCo will assess the seriousness of the circumstances to determine the award reduction, up to a cancellation of the award. Factors considered in the assessment can include the degree of individual responsibility and the proximity of individuals to the event leading to a malus action; the magnitude or the financial impact of the event; the extent of the internal mechanisms failure; circumstances pointing to control weaknesses or poor performance; and whether the financial impact of the circumstances can be adequately covered by adjustments to the variable pay awards in the year in which the circumstance is discovered. The awards that may be reduced are not limited to unvested awards granted in the year in which the malus event occurred, and all unvested awards are available for application of malus treatment.
Similarly, the Nominating and Governance Committee includes, among its duties, making recommendations for reducing or canceling discretionary variable pay compensation previously awarded for our Chief Executive Officer, direct reports of our Chief Executive Officer, Covered Employees and other staff.
Clawback Policy
Vested or paid awards, including RSUs and deferred cash are subject to the clawback provisions for a period of at least seven years from the date of grant, in line with the United Kingdom's Prudential Regulation Authority (“PRA”) requirements, and as allowed by relevant law. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2014 CD&A, on or after January 1, 2015.
The application of clawback is at the discretion of senior management, and subject to RemCo discretion and approval. Circumstances that may prompt clawback action include, but are not limited to: participation in, or responsibility for conduct which resulted in significant losses or reputation damage to HSBC; failing to meet appropriate standards of fitness and propriety; reasonable evidence of misconduct or material error that would justify, or would have justified, summary termination of a contract of employment; and HSBC or a business unit suffers a material failure of risk management by reference to the HSBC Group risk management standards, policies and procedures.
Severance Protection and Employment Contracts
The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts differ according to employee's GCB, weekly pay, and years of service. However, the benefit is limited for all employees to a 52-week maximum. For the NEOs disclosed in the 2014 CD&A, the severance payment is determined as the greater of: two weeks of base salary for one year of service, or sixteen weeks of pay. Ms. Dorner, and Messrs. Nolan and Bottomley, as international assignees are not covered under the HSBC-North America severance plans. For international assignees, any severance is paid in accordance with the home country employment policy, and the costs are borne by the home country following repatriation.
Other than with respect to Mr. Burke, there are no employment agreements between us and any of the NEOs.
Effective August 28, 2014, we entered into an employment agreement with Mr. Burke. Per terms of this agreement, Mr. Burke's fixed pay is made of three components: base salary, fixed pay allowance, and market allowance. The market allowance in amount of $650,000 a year was introduced to cover accommodation costs in taking up his appointment to his new role. In the event Mr. Burke's employment is terminated due to a death, disability or retirement, the executive will be entitled to:
• A pro-rated annual variable pay compensation through the date of termination; and
• Any outstanding deferred variable pay (namely, deferred cash and long-term equity incentive awards) vesting in accordance with the vesting schedule and conditions issued at the time of any such award.
In the event of "Qualifying Termination" (i.e. termination by reason other than for cause, death or disability), Mr. Burke will also be entitled to a severance pay under the HSBC - North America (U.S.) Severance Pay Plan, as in effect at the time of the termination.
The employment agreement in effect with us, supersedes Mr. Burke's agreement with another subsidiary, HSBC Finance Corporation.
Employee Stock Purchase Plans
In 2014 HSBC North America introduced a stock purchase program under ShareMatch Plan, which offers participating executives equal benefit to that provided to all eligible employees. HSBC grants a conditional matching award of one share for every three shares that an employee purchases. To receive matching shares, employees must retain the shares they purchased through the program for a period of three years from the start of the relevant Plan year. The ShareMatch program replaced the International Sharesave program, which was discontinued in 2013.

HSBC USA Inc.

Tax Considerations
Limitations on the deductibility of compensation paid to executive officers under Section 162(m) of the Internal Revenue Code are not applicable to us, as we are not a public corporation as defined by Section 162(m). As such, all compensation to our executive officers is deductible for federal income tax purposes, unless there are excess golden parachute payments under Section 280G of the Internal Revenue Code following a change in control.
Compensation Committee Interlocks and Insider Participation
As described elsewhere in the 2014 CD&A, we are subject to the remuneration policy established by RemCo and the delegations of authority with respect to executive officer total compensation described above under "Oversight of Compensation Decisions."
Compensation Committee Report
HSBC USA does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC USA Board of Directors were presented with information on proposed total compensation for performance in 2014, the final decisions regarding remuneration policies and executive officer awards were made by RemCo or by Mr. Gulliver, Ms. Dorner and Mr. Burke as well as the relevant heads of global business segments or heads of global staff functions where RemCo has delegated final decisions We, the members of the Board of Directors of HSBC USA, have reviewed the 2014 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2014 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive total compensation in 2014. HSBC USA senior management has advised us that they believe the 2014 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2014 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.
Board of Directors of HSBC USA Inc.
Philip Ameen
Kevin M. Blakely
Patrick J. Burke
Rhydian H. Cox
William R. P. Dalton
Robert K. Herdman
Nancy Mistretta
Thomas K. Whitford

HSBC USA Inc.

Executive Compensation
The following tables and narrative text discuss the total compensation awarded to, earned by or paid as of December 31, 2014 to (i) Mr. Patrick J. Burke who served as HSBC USA's Chief Executive Officer since November 1, 2014, (ii) Ms. Irene M. Dorner who served as HSBC USA's Chief Executive Officer through November 1, 2014, (ii) Mr. Mark Zaeske, who served as HSBC USA's Chief Financial Officer since December 8, 2014 , (iii) Mr. Gerard Mattia who served as HSBC USA's interim Chief Financial Officer between April 26 and December 7, 2014 (iv) Mr. Eric K. Ferren who served as HSBC USA's Chief Financial Officer between January 6 and April 26, 2014, (v) John T. McGinnis who served as HSBC USA's Chief Financial Officer through January 5, 2014, (vi) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2014.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Patrick J. Burke(6)(7)	2014	$700,000	$900,000	$1,669,894	$—	$—	$877,028	$161,078	$4,308,000
President & Chief Executive Officer
Irene M. Dorner(8)	2014	$1,000,000	$734,462	$2,293,678	$—	$—	$457,210	$855,282	$5,340,632
Former Chairman, President and Chief Executive Officer	2013	$966,539	$867,934	$2,004,795	$—	$—	$—	$1,131,386	$4,970,654
	2012	$700,000	$1,024,795	$1,350,000	$—	$—	$827,156	$637,439	$4,539,390
Mark Zaeske	2014	$131,923	$169,280	$300,000	$—	$—	$—	$7,915	$609,118
Senior Executive Vice President and Chief Financial Officer
Gerard Mattia(6)(7)(11)	2014	$590,873	$839,841	$2,635,304	$—	$—	$1,191	$700,005	$4,767,214
Chief Financial Officer Officer Global Banking & Markets and Chief Financial Officer North America
John T. McGinnis(9)	2014	$25,962	$—	$372,000	$—	$—	$3,371	$15,600	$416,933
Former Senior Executive Vice President and Chief Financial Officer	2013	$500,000	$558,000	$372,000	$—	$—	$67,815	$65,300	$1,563,115
	2012	$500,000	$558,000	$340,000	$—	$—	$48,255	$65,000	$1,511,255
Eric K. Ferren(7)(10)	2014	$167,933	$—	$183,750	$—	$—	$1,415	$14,134	$367,232
Former Executive Vice President and Chief Financial Officer
Patrick M. Nolan	2014	$500,000	$344,288	$2,365,858	$—	$—	$213,805	$708,610	$4,132,561
Senior Executive Vice President, Head of Global Banking and Markets Americas	2013	$500,000	$885,152	$1,267,125	$—	$—	$—	$705,601	$3,357,878
	2012	$500,000	$1,267,125	$1,103,250	$—	$—	$284,749	$728,981	$3,884,105
Vittorio Severino(6)(7)(11)	2014	$983,144	$475,813	$1,259,747	$—	$—	$1,057	$439,468	$3,159,229
Senior Executive Vice President & Chief Operating Officer
Stephen A. Bottomley(7)	2014	$777,693	$620,883	$995,694	$—	$—	$259,853	$531,259	$3,185,382
Senior Executive Vice President, Head of Commercial Banking

(1)
The amounts disclosed in 2014 are made up of two fixed pay components, biweekly salary and cash fixed pay allowance, as disclosed under "Elements of Compensation - Fixed Pay Allowances". These amounts do not include the value of shares granted under fixed pay allowance plan.

(2)
The amounts disclosed in 2014 are related to 2014 performance but paid in 2015. The amounts include portion granted in the form of deferred cash as disclosed under "Performance Year 2014 Compensation Actions". NEOs will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional rate of return equal to the annual dividend yield of HSBC ordinary shares over the period.

(3)
Reflects the aggregate grant date fair value of awards granted during the year. Aggregate grant date fair value is determined by multiplying the number of shares awarded by the prior day closing price for HSBC ordinary shares and the applicable foreign exchange rate. The grants are subject to various time

HSBC USA Inc.

vesting conditions as disclosed in the footnotes to the "Outstanding Equity Awards at Fiscal Year End 2014" table. Dividend equivalents, in the form of cash and additional shares, are paid on all underlying shares and restricted share units at substantially the same rate as dividends paid on shares of HSBC. The amounts disclosed in 2014 for Ms. Dorner, and Messrs. Burke, Mattia, Nolan, and Bottomley include value of shares granted under fixed pay allowance plan, as referenced in the "Grants of Plan Based Awards 2014" table. No performance conditions apply to the share awards granted under fixed pay allowance plan, and these awards are not subject to malus or clawback.

(4)
The HSBC - North America (U.S.) Pension Plan ("Pension Plan"), the Household Supplemental Retirement Income Plan ("SRIP"), the HSBC Bank (UK) Pension Scheme - Defined Benefit Section ("DBS Scheme"), and the Unfunded Unapproved Retirement Benefit Scheme ("UURBS") are described under "Savings and Pension Plans".

Increase in values by plan for each participant are: Mr. Burke: $206,974 (Pension Plan), $670,054 (SRIP); Ms. Dorner: $221,507 (DBS Scheme, Samuel Montagu Section), $235,703 (UURBS); Mr. Mattia: $1,191 (Pension Plan); Mr. McGinnis - $1,037 (Pension Plan), $2,334 (SRIP); Mr. Ferren: $1,023 (Pension Plan ), $392 (SRIP); Mr. Nolan: $213,805 (DBS Scheme, Midland Section); Mr. Severino $1,057 (Pension Plan); and Mr. Bottomley $259,853 (DBS Scheme, Midland Section). Mr. Zaeske did not participate in defined benefit pension plans.

(5)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each NEO, such as tax preparation expenses and expatriate benefits to the extent such perquisites and other personal benefits exceeded $10,000 in 2014. The value of perquisites provided to Messrs. Zaeske, McGinnis, and Ferren did not exceed $10,000. The following table itemizes perquisites and other benefits for each NEO who received perquisites and other benefits in excess of $10,000:

Perquisite/Benefit	Named Executive Officer
	Mr. Burke	Ms. Dorner	Mr. Mattia	Mr. Nolan	Mr. Severino	Mr. Bottomley
Car Allowance			$7,835		$7,966
Personal Use of Limo/Chauffeur	$812	$1,326
Tax Preparation Expenses	$1,276	$1,276	$8,037		$3,295	$1,116
Foreign and/or US Taxes Paid/Tax Equalization	$26,683	$35,726	$242,977	$102,043	$64,792	$132,518
Moving/Relocation	$29,207	$10,919	$1,356		$8,734
Housing/Utilities/Furniture		$679,821	$199,725	$217,840	$188,644	$254,355
International Travel Expenses		$74,075	$9,393	$130,884	$28,474	$67,405
Education Expenses				$51,389	$121,963
Market Allowance/Additional Pay	$87,500		$223,271	$200,000
Executive Physicals		$34,498				$24,184
Storage Costs/Shipping Expenses				$5,534
Life Assurance Premiums (UK plan)		$1,290		$920		$726
Retirement Gifts		$16,351
Allowance in Lieu of Pension						$50,955
Total	$145,478	$855,282	$692,594	$708,610	$423,868	$531,259
Amounts reported under Foreign and/or US Taxes Paid/Tax Equalization component of All Other Compensation reflect taxes paid in 2014, net of any tax reimbursements from the NEO.
All Other Compensation also includes HSBC USA's matching contribution for the NEO's participation in HSBC - North America (U.S.) Tax Reduction Investment Plan ("TRIP") in 2014, as follows: Messrs. Burke, McGinnis and Severino each had a matching contribution of $15,600. Messrs. Zaeske, Ferren and Mattia's Other Compensation includes HSBC USA's matching contribution towards TRIP in amounts of: $7,915, $14,134, and $7,411 respectively. TRIP is described under "Savings and Pension Plans - Deferred Compensation Plans".

(6)
Amounts shown for Messrs. Burke and Severino represent the compensation earned in connection with their respective service to HSBC North America, HSBC Finance Corporation, and for HSBC USA. Messrs. Burke and Severino, are also disclosed as NEOs in the HSBC Finance Corporation Form 10-K for the year ended 2014. Amounts shown for Mr. Mattia represent the compensation earned in connection with his respective service to HSBC North America and for HSBC USA.

(7)
This table only reflects those officers who were NEOs for the particular referenced years above. Accordingly, Messrs. Burke, Mattia, Zaeske, Ferren, Severino, and Bottomley were not NEOs in 2012 or 2013, so the table only reflects their compensation in fiscal year 2014.

(8)	Ms. Dorner's employment with the company terminated effective January 1, 2015.

(9)	Mr. McGinnis's employment with the company terminated January 4, 2014.

(10)	Mr. Ferren's employment with the company terminated April 26, 2014.

(11)
Since July 1, 2014, Mr. Mattia was working in a dual role as a Chief Financial Officer for Global Banking & Markets and Chief Financial Officer of HSBC North America. He has also performed an interim role of the Chief Financial Officer for HSBC USA. The total compensation (base salary, fixed pay allowance, deferred and non-deferred cash awards, deferred and non-deferred equity awards, as well as other compensation components) reflected in this table and accompanying executive compensation tables is inclusive of payments and awards earned while working for HSBC Group in the United Kingdom. The compensation earned by serving the U.K. entity was converted from GBP to USD using the monthly spot exchange rates, ranging from 1.63541 to 1.70081.

Mr. Severino transferred into the role of Senior Executive Vice President and Chief Operating Officer, HSBC North America effective August 1, 2014. Prior to that date, he was working for the HSBC Group at an entity based in the United Kingdom. The total compensation (base salary, fixed pay allowance, deferred and non-deferred cash awards, deferred and non-deferred equity awards, as well as other compensation components) reflected in this table and accompanying executive compensation tables is inclusive of payments and awards earned while working in U.K. The compensation earned by serving the U.K. entity was converted from GBP to USD using the monthly spot exchange rates, ranging from 1.63541 to 1.70081.

HSBC USA Inc.

Grants of Plan-Based Awards 2014

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
Patrick J. Burke	3/10/2014	(1)							39,078			$405,000
	3/10/2014	(2)							26,052			$270,000
	3/10/2014	(3)							43,420			$450,000
	8/11/2014	(4)							26,016			$272,282
	11/10/2014	(5)							13,693			$137,564
	12/8/2014	(6)							13,633			$135,048
Irene M. Dorner	3/10/2014	(1)							50,248			$520,760
	3/10/2014	(2)							33,499			$347,174
	3/10/2014	(3)							83,735			$867,804
	8/11/2014	(4)							53,310			$557,940
Mark Zaeske	12/8/2014	(9)							29,744			$300,000
Gerard Mattia	3/10/2014	(1)							54,228			$562,006
	3/10/2014	(2)							36,152			$374,671
	3/10/2014	(3)							45,190			$468,338
	8/11/2014	(7)							35,139			$365,485
	11/10/2014	(8)							49,796			$500,000
	11/10/2014	(5)							18,324			$184,089
	12/8/2014	(6)							18,243			$180,715
John T. McGinnis(10)	3/10/2014	(1)							35,894			$372,000
Eric K. Ferren(10)	3/10/2014	(1)							17,730			$183,750
Patrick M. Nolan	3/10/2014	(1)							51,245			$531,091
	3/10/2014	(2)							34,163			$354,061
	3/10/2014	(3)							42,704			$442,576
	8/11/2014	(7)							49,667			$516,593
	11/10/2014	(5)							26,142			$262,631
	12/8/2014	(6)							26,026			$258,906
Vittorio Severino	3/10/2014	(1)							73,308			$759,747
	11/10/2014	(8)							49,796			$500,000
Stephen A. Bottomley	3/10/2014	(1)							28,947			$300,000
	3/10/2014	(2)							19,298			$200,000
	3/10/2014	(3)							24,122			$250,000
	8/11/2014	(4)							11,731			$122,776
	11/10/2014	(5)							6,174			$62,026
	12/8/2014	(6)							6,147			$60,892

(1)
Reflects grant of RSUs, which vest thirty-three percent (33%) on the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.196 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.673.

(2)
Reflects grant of immediately-vested shares, subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.196 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.673.

(3)
Reflects grant of additional long-term equity incentive award, which vests one-hundred percent (100%) on March 11, 2019. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares prior day closing price of GBP 6.196 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.673.

(4)
Reflects grant of immediately-vested shares, granted under fixed pay allowance plan, subject to an additional graded retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of

HSBC USA Inc.

the underlying HSBC ordinary shares prior day closing price of GBP 6.261 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.672.

(5)
Reflects grant of immediately-vested shares, granted under fixed pay allowance plan, subject to an additional graded retention period, with provision made for the release of shares as required to meet the associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.328 and converted into U.S. dollars using the GBP exchange rate as of the settlement date which was 1.588.

(6)
Reflects grant of immediately-vested shares, granted under fixed pay allowance plan, subject to an additional graded retention period, with provision made for the release of shares as required to meet the associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.361 and converted into U.S. dollars using the GBP exchange rate as of the settlement date which was 1.557.

(7)
Reflects grant of immediately-vested shares, granted under fixed pay allowance plan, subject to an additional graded retention period, with provision made for the release of shares as required to meet the associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.361 and converted into U.S. dollars using the GBP exchange rate as of the settlement date which was 1.564.

(8)
Reflects grant of PBRSUs, which vest one-hundred percent (100%) on November 7, 2017. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price (November 7, 2014) of GBP 6.3 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.594.

(9)
Reflects grant of RSUs, which vest thirty-three percent (33%) on November 3, 2015 and November 8, 2016 and thirty-four percent (34%) will vest on November 7, 2017. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on prior day closing price (December 5, 2014) of GBP 6.431 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.568. Represents a new hire award to Mr. Zaeske for the purpose of retaining his services and providing an appropriate level of realized pay during the vesting period.

(10)
Grants of RSU reflected in this table for Messrs. McGinnis and Ferren lapsed due to the termination of employment from HSBC. The grant for Mr. McGinnis represented a deferral of his variable pay for performance year 2013, and was granted in form of phantom shares.

HSBC USA Inc.

Outstanding Equity Awards At Fiscal Year-End 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick J. Burke						21,604	(2)	$204,560
						37,849	(3)	$358,377
						40,986	(4)	$388,080
						45,540	(5)	$431,200
						9,039	(6)	$85,587
						45,576	(7)	$431,541
						27,672	(8)	$262,015
						133,786	(9)	$1,266,766
Irene M. Dorner						26,187	(2)	$247,954
						60,768	(3)	$575,388
						52,701	(4)	$499,005
						87,824	(5)	$831,570
						18,078	(6)	$171,173
						45,576	(7)	$431,541
						96,855	(8)	$917,081
Mark Zaeske						29,744	(10)	$281,634
Gerard Mattia						21,496	(2)	$203,537
						30,777	(11)	$291,415
						56,876	(4)	$538,536
						47,396	(5)	$448,774
						21,496	(2)	$203,537
						49,796	(12)	$471,498
John T. McGinnis						—	(13)	$—
Eric K. Ferren						—	(13)	$—
Patrick M. Nolan						28,890	(2)	$273,548
						50,343	(3)	$476,678
						53,747	(4)	$508,909
						44,789	(5)	$424,089
Vittorio Severino						31,426	(2)	$297,560
						43,968	(11)	$416,315
						76,888	(4)	$728,022
						49,796	(12)	$471,498
Stephen A. Bottomley						5,586	(2)	$52,892
						9,913	(3)	$571,245
						30,360	(4)	$287,467
						25,300	(5)	$239,556

(1)	The HSBC ordinary shares market value of the shares on December 31, 2014 was GBP 6.086 and the exchange rate from GBP to U.S. dollars was 1.5558.

(2)	Thirty-three percent (33%) of this award vested on March 12, 2013, thirty-three percent (33%) vested on March 12, 2014, and thirty-four percent (34%) will vest on March 12, 2015.

(3)	This award will vest in full on March 11, 2018.

HSBC USA Inc.

(4)	Thirty-three percent (33%) of this award will vest on March 10, 2015, thirty-three percent (33%) will vest on March 10, 2016, and thirty-four percent (34%) will vest on March 10, 2017.

(5)	This award will vest in full on March 11, 2019.

(6)	This award will vest in full on March 15, 2016.

(7)	This award will vest in full on March 13, 2017.

(8)	This award will vest in full on March 12, 2018.

(9)	This award will vest in full on April 1, 2016, subject to the satisfaction of a condition which requires the attainment of individual performance targets.

(10)	This award will vest thirty-three percent (33%) on November 3, 2015, thirty-three percent (33%) on November 8, 2016, and thirty-four percent (34%) will vest on November 7, 2017.

(11)	Thirty-three percent (33%) of this award vested on March 11, 2014, thirty-three percent (33%) will vest on March 11, 2015, and thirty-four percent (34%) will vest on March 11, 2016.

(12)
This award will vest in full on November 7, 2017, subject to the satisfaction of vesting conditions which require the attainment of individual performance targets, further described in "Equity Incentive Awards" section of the 2014 CD&A.

(13)	In respect to Messrs. McGinnis and Ferren, un-vested equity incentive awards lapsed following termination of employment from HSBC.

Option Exercises and Stock Vested 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting($)(1)
Patrick J. Burke			127,973	(2)	$1,293,885
Irene M. Dorner			131,119	(3)	$1,341,833
Mark Zaeske			—	(4)	—
Gerald Mattia			195,033	(5)	$1,973,968
John T. McGinnis			—	(6)	—
Eric K. Ferren			23,866	(7)	$238,125
Patrick M. Nolan			213,273	(8)	$2,165,207
Vittorio Severino			84,676	(9)	$849,028
Stephen A. Bottomley			57,309	(10)	$584,076

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise or release and the exchange rate from GBP to USD on the date of settlement.

(2)
Includes the release of 26,052 shares granted on March 10, 2014, release of 28,002 shares from March 15, 2011 grant, and release of 20,577 shares from March 12, 2012 grant. In addition, the total number of shares acquired on vesting includes shares immediately vested under fixed pay allowance: 26,016 granted on August 11, 2014, 13,693 shares granted on November 10, 2014 and 13,633 shares granted on December 8, 2014.

(3)
Includes the release of 33,499 shares granted on March 10, 2014, release of 19,368 shares from March 15, 2011 grant, and a release of 24,942 shares from March 12, 2012 grant. In addition, the total number of shares acquired at vesting includes shares which vested under the fixed pay allowance: 53,310 granted on August 11, 2014.

(4)	Mr. Zaeske did not exercise options or had any shares released in 2014.

(5)
Includes the release of 36,152 shares granted on March 10, 2014, partial release of 31,770 shares granted on March 15, 2011, release of 20,476 shares from March 12, 2012 grant, release of 20,476 from another March 12, 2012 grant, and release of 14,453 shares from March 11, 2013 grant. In addition, the total number of shares acquired on vesting includes shares immediately vested under the fixed pay allowance: 35,139 granted on August 11, 2014, 18,324 shares granted on November 10, 2014 and 18,243 shares granted on December 8, 2014.

(6)	Mr. McGinnis did not exercise options or had any shares released in 2014.

(7)
Includes release of 2,240 shares from March 15, 2011 grant, release of 9,651 shares from June 30, 2011 grant, release of 7,638 shares from March 12, 2012 grant, and release of 4,337 shares from March 11, 2013 grant.

(8)
Includes the release of 34,163 shares granted on March 10, 2014, release of 26,115 shares from March 15, 2011 grant, release of 27,519 shares from March 12, 2012 grant, and release of 23,641 shares from March 11, 2013 grant. In addition, the total number of shares acquired at vest includes shares vested under the fixed pay allowance: 49,667 granted on August 11, 2014, 26,142 shares granted on November 10, 2014 and 26,026 shares granted on December 8, 2014.

(9)	Includes the release of 34,093 shares from March 15, 2011 grant, release of 29,936 shares from March 12, 2012 grant, and release of 20,647 shares from March 11, 2013 grant.

(10)
Includes the release of 19,298 shares granted on March 10, 2014, release of 3,982 shares from March 15, 2011 grant, release of 5,321 shares from March 12, 2012 grant, and release of 4,656 shares from March 11, 2013 grant. In addition, the total number of shares acquired at vest includes shares vested under the fixed pay allowance: 11,731 granted on August 11, 2014, 6,174 shares granted on November 10, 2014 and 6,147 shares granted on December 8, 2014.

HSBC USA Inc.

Pension Benefits 2014

Name	Plan Name(1)	Number of Years Credited Service (#)(2)		Present Value of Accumulated Benefit ($)(3)		Payments During Last Fiscal Year ($)
Patrick J. Burke(4)	Pension Plan - Household	23.8		$1,125,583		$—
	SRIP	21.8		$3,745,266		$—
Irene M. Dorner(5)	DBS Scheme – Montagu	28.5		$2,996,161	(10)	$—
	UURBS	28.5		$1,303,770		$—
Mark Zaeske(6)	N/A	N/A		N/A		N/A
Gerard Mattia	Pension Plan - Account Based	8.3		$43,561		$—
John T. McGinnis(7)	Pension Plan – Account Based	6.8		$37,938		$—
	SRIP	4.8		$52,470		$—
Eric K. Ferren(8)	Pension Plan - Account Based	6.5		$37,419		$—
	SRIP	4.5		$14,345		$—
Patrick M. Nolan	DBS Scheme – Midland	22.0		$1,110,255	(10)	$—
Vittorio Severino	Pension Plan – Account Based	7.6		$38,659		$—
Stephen A. Bottomley	DBS Scheme – Midland	30.6	(9)	$2,411,596	(10)	$—

(1)	Plan described under "Savings and Pension Plans".

(2)	Service for U.S. Plan Participants displayed through the applicable Plan freeze date.

(3)	Value of benefit at normal retirement age (or current year if later). Calculations as of December 31, 2014.

(4)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,275,604 (Pension Plan) and $4,339,093 (SRIP).

(5)	Ms. Dorner retired from the HSBC Bank UK Pension scheme on December 5, 2014. The December 2014 Pension Installment was distributed in January 2015.

(6)	Mr. Zaeske did not participate in a defined benefit pension plan.

(7)	Mr. McGinnis's employment with the company terminated January 4, 2014.

(8)	Mr. Ferren's employment with the company terminated April 23, 2014.

(9)	Number of years of Credited Service as of April 1, 2012, which represents the date Mr. Bottomley opted out of the Scheme.

(10)	The amount was converted from GBP to USD using the exchange rate of 1.5558 as of December 31, 2014.
Savings and Pension Plans
Pension Plan
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC - North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 16, “Pension and Other Post retirement Benefits,” in the accompanying consolidated financial statements, effective January 1, 2013, the Pension Plan was frozen such that future contributions ceased under the Cash Balance formula and the Pension Plan closed to new participants and employees no longer accrue any future benefits under the Pension Plan. Effective January 1, 2011, no benefits presently were earned under any of the legacy formulas of the Pension Plan. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and did not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.
Supplemental Retirement Income Plan (SRIP)
The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC - North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula

HSBC USA Inc.

between July and December in the calendar year following the year of termination. No additional benefits accrued under SRIP after December 31, 2010.
Formulas for Calculating Benefits
Legacy Household Formula (Old): Applies to executives who were hired prior to January 1, 1990 by Household International. The benefit at age 65 is determined under whichever formula, A or B below, provides the higher amount. Executives who are at least age 50 with 15 years of service or at least age 55 with 10 years of service may retire before age 65, in which case the benefits are reduced.

A.
The normal retirement benefit at age 65 is the sum of (i) 51 percent of average salary that does not exceed the integration amount and (ii) 57 percent of average compensation in excess of the integration amount. For this purpose, the integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro rata for executives who retire with less than 15 years of service. If an executive has more than 30 years of service, the benefit percentages in the formula, (the 51 percent and 57 percent) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. The benefit percentages are reduced for retirement prior to age 65.

B.	The normal retirement benefit at age 65 is determined under letter (a) below, limited to a maximum amount determined in letter (b) below:

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
Account Based Formula: Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual fixed pay for each calendar year of employment. For this purpose, compensation includes total fixed pay and cash variable pay (as paid) (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP). At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.
Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that differ by calendar year. The limit for 2014 is $260,000. The limit for years after 2014 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).
HSBC Bank (UK) Pension Scheme - Defined Benefit Section ("DBS Scheme")
The DBS is a contributory, defined benefit pension plan for employees of HSBC and other U.K.-based HSBC Group companies. Benefits are determined under a number of different formulas that differ based on year of hire and employer. The Samuel Montagu Section of the DBS was merged into the DBS on January 17, 2000, and applies to executives who were hired by Samuel Montagu & Co. Ltd. prior to January 16, 2000. The normal retirement benefit at age 60 for members of the Executive section is 2/3rd of final pensionable fixed pay plus a one-time 3% increase under the terms of the agreement that transferred the assets and liabilities of the Samuel Montagu Pension Scheme to the HSBC Bank (UK) Pension Scheme - Defined Benefit Section. For executives earning over GBP100,000 per annum at retirement, final pensionable fixed pay is the average basic annual fixed pay over the last three years before retirement. Executives who wish to retire before age 60 are eligible for an actuarially reduced benefit if they receive the consent of HSBC Bank (UK) and the DBS Trustee. The Midland Section for Post 74 Joiners of the DBS applies to executives who were hired after December 31, 1974, but prior to July 1, 1996, by HSBC. The normal retirement benefit at age 60 is 1/60th of final fixed pay multiplied by number of years and complete months of Midland Section membership plus pensionable service credits up to a maximum of 40, reduced by 1/80th of the single person's Basic State Pension for the 52 weeks prior to leaving pensionable service multiplied by number of years and complete months of Midland Section membership. For this purpose,

HSBC USA Inc.

final fixed pay is the actual fixed pay paid during the final 12 months of service for those earning an annualized fixed pay that is less than or equal to GBP100,000 at the time of retirement and the average fixed pay for the last three years before retirement for those earning an annualized fixed pay that is greater than GBP100,000 at the time of retirement. Executives who are at least age 50 may retire before age 60 in which case the retirement benefit is reduced actuarially.
Unapproved Unfunded Retirement Benefits Scheme ("UURBS")
The UURBS is an unfunded defined benefit arrangement that is designed to provide executives who opt out of their tax advantaged U.K. pension plan with aggregate benefits that are equivalent to the benefits the executive would have received if they had remained active participants in the relevant pension plan. Benefits paid by the UURBS are not paid by a pension trust but are paid directly by the employer and are not subject to additional U.K. taxes on amounts in excess of the Lifetime Allowance, GBP1,500,000 for 2013-14 and GBP1,250,000 from April 2015.
Present Value of Accumulated Benefits
For the Account Based formula: The value of the notional account balances currently available on December 31, 2014.
For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under Codification 715 with respect to the company's audited financial statements for the period ending December 31, 2014. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2014.
Deferred Compensation Plans
Tax Reduction Investment Plan: HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $17,500 for 2014 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2014), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
HSBC USA contributes three percent of compensation each pay period on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant's compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant's after-tax contributions that have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant's after-tax contributions that have been matched may be withdrawn after five years of participation in the plan. A participant's pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59½. Participants may borrow from their TRIP accounts under certain circumstances.
Supplemental Tax Reduction Investment Plan: HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants received a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant. Employer contributions to STRIP participants terminated on December 31, 2010.
Non-Qualified Deferred Compensation Plan: HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC USA. Certain NEOs are eligible to contribute up to 80 percent of their fixed pay and/or cash variable pay in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal, which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment.
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

HSBC USA Inc.

Committee for the plan endeavors to invest the contributions in a manner consistent with the participant's deemed elections reducing the likelihood of an underfunded plan.

Non-Qualified Deferred Contribution 2014

Name	Plan(1)	Executive Contributions in 2014		Employer Contributions in 2014	Aggregate Earnings in 2014(2)	Aggregate Withdrawals/ Distributions in 2014	Aggregate Balance at 12/31/2014
Patrick J. Burke	STRIP	$—		$—	$69,145	$—	$574,581
Irene M. Dorner	—	N/A		N/A	N/A	N/A	N/A
Mark Zaeske	—	N/A		N/A	N/A	N/A	N/A
Gerard Mattia	NQDCP	$—		N/A	$14,613	$—	$431,029
John T. McGinnis(3)	NQDCP	$33,480	(5)	$—	$48,202	$—	$548,697
	STRIP	$—		$—	$8,568	$160,225	$—
Eric K. Ferren(4)	STRIP	$—		$—	$1,937	$52,646	$—
Patrick M. Nolan	—	N/A		N/A	N/A	N/A	N/A
Vittorio Severino	—	N/A		N/A	N/A	N/A	N/A
Stephen A. Bottomley	—	N/A		N/A	N/A	N/A	N/A

(1)	Plan described under "Savings and Pension Plans".

(2)	Aggregate earnings reflect market-based investment experience credited to participant accounts.

(3)	Mr. McGinnis's employment with the company terminated January 4, 2014.

(4)	Mr. Ferren's employment with the company terminated April 23, 2014.

(5)	Mr. McGinnis' elective deferrals of $33,480 into NQDCP during 2014 are from the 2013 cash variable pay disclosed in Bonus column of the "Summary Compensation Table".

HSBC USA Inc.

Potential Payments Upon Termination Or Change-In-Control
The following tables describe the payments that HSBC USA would be required to make as of December 31, 2014 to Messrs. Burke, Zaeske, Nolan, Severino, and Bottomley, as a result of termination, retirement, disability or death or a sale of business as of that date. The amounts shown in the tables for Ms. Dorner, Messrs. McGinnis and Ferren, represent actual payments in accordance with their termination event. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits and accrued vacation pay, or are specific to the Named Executive Officers, such as the amounts under the HSBC - North America (U.S.) Severance Pay Plan which is dependent on an employee's base salary. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC - North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards.
Patrick J. Burke

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death (2)		Sale of Business
Severance						$673,077	(3)
Variable Pay		$2,000,000	(4)	$2,000,000	(4)	$2,000,000	(4)		$2,000,000	(4)	$2,000,000	(4)
Restricted Stock/Units		$3,428,125	(5)	$2,161,359	(6)	$3,428,125	(5)		$3,428,125	(5)	$3,428,125	(5)
Deferred Cash		$956,276	(7)	$956,276	(7)	$956,276	(7)		$956,276	(7)	$956,276	(7)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Burke would receive 50 weeks of his current base salary upon separation from the company.

(4)
Refer to the description of Mr. Burke's service agreement in "Severance Protection and Employment Contracts". Mr. Burke is eligible to receive pro-rata variable pay through the date of termination. The disclosed amount assumes a termination date of December 31, 2014. The amount, format and awarding of variable pay is determined at absolute discretion of the HSBC Board of Directors.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of performance-based restricted share units award (June 2013 grant), assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units (June 2013 grant), assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

Irene M. Dorner

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement		Involuntary Not for Cause Termination	For Cause Termination	Death	Sale of Business
Severance			$—
Restricted Stock/Units			$3,673,712	(1)
Deferred Cash			$1,339,637	(2)

(1)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted shares and/or restricted share units with "good leaver" status granted by RemCo and as a result of Ms. Dorner's retirement. The amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(2)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash with “good leaver” status granted by RemCo and a termination date of December 31, 2014. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

HSBC USA Inc.

Mark Zaeske

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death (2)		Sale of Business
Severance						$138,462	(3)
Restricted Stock/Units		$281,634	(4)	$281,634	(4)	$281,634	(4)		$281,634	(4)	$281,634	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Zaeske would receive 16 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

Gerard Mattia

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death (2)		Sale of Business
Severance						$223,161	(3)
Restricted Stock/Units		$1,711,993	(5)	$1,685,799	(6)	$1,711,993	(5)		$2,157,297	(4)	$1,711,993	(5)
Deferred Cash		$844,697	(7)	$844,697	(7)	$844,697	(7)		$844,697	(7)	$844,697	(7)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Mattia would receive 20 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of outstanding performance-based share units, assuming a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

John T. McGinnis(1)

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Death	Sale of Business
Severance	$—
Restricted Stock/Units	$—

(1)	Mr. McGinnis's employment with the company terminated January 5, 2014.

HSBC USA Inc.

Eric K. Ferren(1)

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination	Death	Sale of Business
Severance	$—
Restricted Stock/Units	$—

(1)	Mr. Ferren's employment with the company terminated April 23, 2014.
Patrick M. Nolan

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death(2)		Sale of Business
Severance
Restricted Stock/Units		$1,683,223	(3)	$1,683,223	(3)	$1,683,223	(3)		$1,683,223	(3)	$1,683,223	(3)
Deferred Cash		$1,265,538	(4)	$1,265,538	(4)	$1,265,538	(4)		$1,265,538	(4)	$1,265,538	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination.

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and it is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

Vittorio Severino

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death (2)		Sale of Business
Severance						$173,769	(3)
Restricted Stock/Units		$1,468,092	(5)	$1,441,897	(6)	$1,468,092	(5)		$1,913,396	(4)	$1,468,092	(5)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not-for-Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding long-term equity incentive awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Severino would receive 18 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of the outstanding performance-based restricted share units, assuming a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and pro-rata vesting of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

HSBC USA Inc.

Stephen A. Bottomley

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death(2)		Sale of Business
Severance
Restricted Stock/Units		$1,151,159	(3)	$1,151,159	(3)	$1,151,159	(3)		$1,151,159	(3)	$1,151,159	(3)
Deferred Cash		$400,319	(4)	$400,319	(4)	$400,319	(4)		$400,319	(4)	$400,319	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not-for-Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination.

(2)	Upon death, all outstanding long-term equity incentive awards and deferred cash awards vest.

(3)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units, assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2014.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2014. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

HSBC USA Inc.

Director Compensation
The following tables and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2014. As an Executive Director, Ms. Dorner and Mr. Burke did not receive any additional compensation for their service on the Board of Directors.
The table below outlines the annual compensation program for Non-Executive Directors for 2014. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors.
Annualized Compensation Rates for Non-Executive Directors
Related to Service on the Board of Directors and Committees for HSBC USA and HSBC North America

Board Retainer:
HSBC North America	$105,000
HSBC USA	$105,000
Audit Committee:
Audit Committee Chair for HSBC North America, HSBC USA and HSBC Finance Corporation	$80,000
Audit Committee Member for HSBC North America and HSBC USA	$30,000	(1)
Risk Committee:
Risk Committee Chair for HSBC North America, HSBC USA and HSBC Finance Corporation	$80,000
Risk Committee Member for HSBC North America and HSBC USA	$30,000	(1)
Fiduciary Committee:
HSBC USA Co-Chair	$10,000
Compliance Committee:
Compliance Committee Chair for HSBC North America and HSBC USA	$80,000
Compliance Committee Member for HSBC North America and HSBC USA	$50,000
Nominating and Governance Committee:
Nominating Committee Chair for HSBC North America and HSBC USA	$40,000
Nominating Committee Member for HSBC North America and HSBC USA	$20,000
(1) Member fees for the Audit and Risk Committees increased from $20,000 to $30,000 in fourth quarter 2014.
The 2014 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC USA, and in the case of Messrs. Ameen, Bader, Herdman, Minzberg and Whitford, also as directors of HSBC Finance Corporation, is shown in the following table:
Director Compensation 2014

Name	Fees Earned or Paid inCash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Philip Ameen	$417,504	$—	$—	$—	$1,842	$419,346
Jeffrey A. Bader	$270,000	$—	$—	$—	$1,842	$271,842
Kevin M. Blakely	$297,500	$—	$—	$—	$1,842	$299,342
William R.P. Dalton	$265,000	$—	$—	$—	$1,842	$266,842
Anthea Disney	$315,000	$—	$—	$—	$167	$315,167
Robert K. Herdman	$382,500	$—	$—	$—	$167	$382,667
Richard A. Jalkut	$226,667	$—	$—	$—	$167	$226,834
Samuel Minzberg	$272,500	$—	$—	$—	$1,842	$274,342
Nancy Mistretta	$277,500	$—	$—	$—	$1,842	$279,342
Thomas K. Whitford	$362,501	$—	$—	$—	$1,842	$364,343

HSBC USA Inc.

(1)
Represents aggregate compensation for service on Board of Directors and Committees of HSBC North America, HSBC USA and, in the case of Messrs. Ameen, Herdman, Minzberg and Whitford, HSBC Finance Corporation

Fees paid to Mr. Ameen include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $26,668 for membership and serving as Chair of the HSBC North America Audit Committee, $26,668 for membership and serving as Chair of the HSBC Finance Corporation Audit Committee, and $26,668 for membership and serving as Chair of the HSBC USA Audit Committee; $7,500 for membership on the HSBC North America Risk Committee, and $12,500 for membership on the HSBC Finance Corporation Risk Committee, and $2,500 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Bader include the following amounts for 2014: $105,000 annual cash retainer for membership on the HSBC North America board, $26,250 annual cash retainer for membership on the HSBC USA board, and $78,750 annual cash retainer for membership on the HSBC Finance Corporation board; $8,333 for membership on the HSBC North America Compliance Committee, and $16,667 for membership on the HSBC USA Compliance Committee; $7,500 for membership on the HSBC North America Risk Committee, $6,667 for membership on the HSBC USA Risk Committee, and $8,333 for membership on the HSBC Finance Corporation Risk Committee; $4,167 for membership on the HSBC North America Audit Committee and $8,333 for membership on the HSBC Finance Corporation Audit Committee.
Fees paid to Mr. Blakely include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $9,722 for membership on the HSBC North America Compliance Committee until August 2014 and $11,112 for serving as Chair of the HSBC North America Compliance Committee, $19,444 for membership on the HSBC USA Compliance Committee until August 2014, and $22,222 for serving as Chair of the HSBC USA Compliance Committee; $7,500 for membership on the HSBC North America Risk Committee, $15,000 for membership on the HSBC USA Risk Committee; $2,500 for serving as Co-Chair of the HSBC USA Fiduciary Committee.
Fees paid to Mr. Dalton include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $7,500 for membership on the HSBC North America Audit Committee, and $15,000 for membership on the HSBC USA Audit Committee; $7,500 for membership on the HSBC North America Risk Committee, and $15,000 for membership on the HSBC USA Risk Committee; $10,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee.
Fees paid to Ms. Disney include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $16,667 for membership on the HSBC North America Compliance Committee, $33,333 for membership on the HSBC USA Compliance Committee; $35,000 for serving as Chair of the Nominating Committee for HSBC North America; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Herdman include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $20,000 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA until October 2014; and $2,500 for membership on each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.
Fees paid to Mr. Jalkut (retired) include the following amounts until August 2014 : $78,750 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $7,500 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $15,556 for serving as Chair of the Compliance Committee for HSBC North America, and $31,111 for serving as Chair of the Compliance Committee for HSBC USA; $5,000 for membership on the HSBC North America Risk Committee, and $10,000 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Minzberg include the following amounts for 2014: $105,000 annual cash retainer for membership on the HSBC North America board, $78,750 annual cash retainer for membership on the HSBC Finance Corporation board, and $26,250 annual cash retainer for membership on the HSBC USA board; $7,500 for membership on the HSBC North America Audit Committee, $8,333 for membership on the HSBC Finance Corporation Audit Committee, and $6,667 for membership on the HSBC USA Audit Committee; $20,000 for membership on the HSBC North America Nominating Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC USA Risk Committee.
Fees paid to Ms. Mistretta include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $8,333 for membership on the Compliance Committee for HSBC North America, and $16,667 for membership on the Compliance Committee for HSBC USA; $20,000 for membership on the Nominating Committee for HSBC North America; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC USA Risk Committee; $4,167 for membership on the HSBC North America Audit Committee, and $8,333 for membership on the HSBC USA Audit Committee.
Fees paid to Mr. Whitford include the following amounts for 2014: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards, and $52,500 annual cash retainer for membership on the HSBC USA board; $16,667 for membership on the HSBC North America Compliance Committee, and $33,333 for membership on the HSBC Finance Corporation Compliance Committee; $15,000 for membership on the HSBC North America Nominating Committee; $5,000 for membership on the HSBC North America Risk Committee until October 2014 and $6,667 for serving as Chair of the HSBC North America Risk Committee; $10,000 for membership on the HSBC Finance Corporation Risk Committee until October 2014, and $6,667 for serving as Chair of the HSBC Finance Corporation Risk Committee; $6,667 for serving as Chair of the HSBC USA Risk Committee.

(2)	HSBC USA does not grant stock awards or stock options to its Non-Executive Directors

(3)
The HSBC USA Director Retirement Plan covers Non-Executive Directors elected prior to 1998. As an eligible Non-Executive Director with at least five years of service, Mr. Jalkut is eligible for the maximum retirement benefit upon the conclusion of his service on the Board which occurred in 4Q. As such in October 2014, Mr. Jalkut began receiving a quarterly retirement benefit payments of $25,000 ($100,000 annualized) that will continue for ten years. If Mr. Jalkut dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to his beneficiary. The plan is unfunded and payment will be made out of the general funds of HSBC USA or HSBC Bank USA. Since Mr. Jalkut has been eligible for an unreduced benefit since 2003, there is no increase in the present value of the accumulated benefit in 2014.

(4)
Components of All Other Compensation are disclosed in aggregate. Non-Executive Directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $167 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,675 per annum for each participating Director. Ms. Disney, Messrs. Jalkut and Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively.

HSBC USA Inc.

Compensation Policies and Practices Related to Risk Management
Our reward strategy aims to reward success, not failure, and be properly aligned with our risk framework and related outcomes.
In order to ensure alignment between remuneration and our business strategy, individual remuneration is determined through assessment of performance delivered against both annual and long-term objectives summarized in performance scorecards as well as adherence to the HSBC Values of being ‘open, connected and dependable’ and acting with ‘courageous integrity’. Altogether, performance is judged, not only on what is achieved over the short and long term, but also on how it is achieved, as the latter contributes to the sustainability of the organization
Most HSBC USA employees are eligible for some form of variable pay compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. Employees in direct sales and servicing environments participate in either the annual discretionary variable pay plan, the primary incentive compensation plan for all employees, or in discretionary business incentive plans, which operate on a quarterly or semiannual basis.
Variable Pay Pool Determination
There are many factors considered in determining the HSBC Group’s variable pay pool funding. A key factor is the performance of the HSBC Group which is considered within the context of our Risk Appetite Statement. This helps to ensure that the variable pay pool is shaped by risk considerations and any HSBC Group-wide notable events. The Risk Appetite Statement describes and measures the amount and types of risk that HSBC Group is prepared to take in executing its strategy. It shapes the integrated approach to business, risk and capital management and supports achievement of the HSBC Group’s objectives. The HSBC Group Chief Risk Officer regularly updates RemCo on the HSBC Group’s performance against the Risk Appetite Statement. RemCo uses these updates when considering remuneration to ensure that return, risk and remuneration are aligned.
HSBC Group uses a counter-cyclical funding methodology which is categorized by both a floor and a ceiling and the payout ratio reduces as performance increases to avoid pro-cyclicality risk. The floor recognizes that competitive protection is typically required irrespective of performance levels. The ceiling recognizes that at higher levels of performance it is possible to limit reward as it is not necessary to continue to increase the variable pay pool, thereby limiting the risk of inappropriate behavior to drive financial performance.
In addition, our funding methodology considers the relationship between capital, dividends and variable pay to ensure that the distribution of post-tax profits between these three elements is considered appropriate.
Finally, the commercial requirement to remain competitive in the market and overall affordability are considered. Both the annual incentive, HSBC Group Performance Share Plan and other long-term deferred awards are funded from a single annual variable pay pool from which individual awards are considered. Funding of the HSBC Group’s annual variable pay pool is determined in the context of HSBC Group profitability, capital strength, and shareholder returns. This approach ensures that performance-related awards for individual global businesses, global functions, geographical regions and levels of staff are considered in a holistic fashion.
This year’s variable pay pool was established by reference to the HSBC Group’s adjusted profit before tax which excludes movements in the fair value of own debt attributable to credit spread, the gains and losses from disposals, and Debt Valuation Adjustment, but includes the costs of fines, penalties and other items of redress. For the purposes of considering the variable pay pool, the normal profits from disposed of businesses up to their actual disposal are included in the calculation.
Once the HSBC Group’s variable pay funding pool was established, a portion of the pool was allocated to each U.S. business and function based on a number of factors, which included performance with consideration to risk outcomes and risk taken.
Performance Influence on Variable Pay
On an individual basis, the use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of pay received, as achievement of objectives is considered when determining the level of variable pay awarded. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Additionally, objectives are based on strategic priorities including “Grow”, “Global Standards”, “Streamlining” and “People”.
Employees were assessed on and communicated up to three ratings, which included performance rating using a new performance rating scale in 2014 (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a behavioral guide, and Potential rating used to assess key talent.
Beginning in 2011, the top executives across the HSBC Group received a separate values-aligned behavior rating in addition to a performance rating. For performance year 2014, this values-aligned behavior rating was in place for all employees at year-end,

HSBC USA Inc.

although values-aligned behaviors were already part of our culture. Values-aligned behaviors are the foundation of an employee’s performance and potential as follows:

•	Role Model - Exceptional behaviors which drive performance above target levels and/or have a lasting positive impact on the Bank’s culture.

•	Strong - Strong, sustainable, expected behaviors which are the benchmark of a high-performing values-led organization.

•	Weak - Weak behaviors which fall below day-to-day expectations and negatively impact performance.

•
Unacceptable - Unacceptable behaviors which undermine HSBC’s values and business principles and need to be eradicated. They significantly compromise quality, integrity, teamwork and performance and are likely to result, immediately or in due course, in disciplinary action.

Risk (including in particular, compliance) is a critical part of the assessment process in determining the performance of senior executives, Covered Employees and Material Risk Takers and in ensuring that their individual remuneration has been appropriately assessed with regard to risk.
Variable Pay Compensation Risk Management
In 2010, building upon the combined strengths of our performance scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal variable pay compensation risk management framework in the United States. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets were established and monitored for employees who were identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.
The HSBC North America Nominating and Governance Committee ("Nominating and Governance Committee") and the Compensation and Performance Management Governance Committee ("CPMG") have oversight for objectives-setting and risk monitoring. The Nominating and Governance Committee has oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees ("Covered Employees") under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and variable pay compensation award proposals for our Chief Executive Officer, direct reports of our Chief Executive Officer, Covered Employees, and other staff, including any recommendations for adjusting, reducing or canceling variable pay compensation previously awarded. The recommendations related to employee total compensation are reviewed by the HSBC Board of Directors RemCo, or to Messrs. Gulliver and Burke, in instances where RemCo has delegated remuneration authority.
In 2010, HSBC North America established the CPMG Committee. The CPMG Committee was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation, Human Resources and Company Secretary. The CPMG approves the list of roles held by Covered Employees and their mandatory performance scorecard objectives; reviews compensation recommendations related to regulatory and audit findings; and can make recommendations to adjust, reduce, or cancel previous grants of variable pay and long-term incentive compensation based on actual results and risk outcomes. Discretionary compensation awards are subject to controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis ("Risk Management Framework"). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of our risk appetite process. Risk Appetite is set by the Board of HSBC. A risk appetite for U.S. operations is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.
Risk Adjustment of Discretionary Compensation
We use a number of techniques to ensure that the amount of variable pay compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance.
The discretionary variable pay plan and business incentive plans are designed to allow managers to exercise judgment in making variable pay recommendations, subject to appropriate oversight. When making award recommendations for an employee participating in a discretionary plan, performance against the objectives established in the performance scorecard is considered. Where objectives have been established with respect to risk, managers will consider performance against these objectives when

HSBC USA Inc.

making variable pay award recommendations. Managers will also consider pertinent material risk events when making variable pay award recommendations.
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to variable pay compensation earned in performance year 2014, ranging from 0 to 60 percent, increase in relation to the level of variable pay earned and in respect of an employee's MRT status, as further described under the section "Performance Year 2014 Compensation Actions" in the 2014 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units generally have a three-year graded vesting period. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC ordinary shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Additional grants of other long-term equity incentive awards consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment.
An employee who terminates employment without "good leaver" status being granted by RemCo forfeits all unvested equity and deferred cash. Deferred variable pay awards are also subject to malus treatment, as further described under the section "Reduction or Cancellation of Long-Term Equity Awards (Malus')", as well as the "Clawback Policy" referenced in the 2014 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Employees in discretionary business variable pay and formulaic plans are held to performance standards that may result in a loss of variable pay compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in variable pay if they commit a "reportable event" (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC USA, is sufficient reason for disqualification or subject to a recapture provision.
Performance periods for the discretionary business incentive plans are often one quarter, semiannual or annual, with a greater proportion of payment at year-end to align the reward cycle to the successful performance of job responsibilities, including sales quality and values adherence assessed on a business and individual employee basis. All business incentive plans comply with the HSBC Group Minimum Deferral Policy referenced above and requires a percentage of an individual’s variable pay to be deferred into shares if their total annual variable pay exceeds $75,000.
Discretionary Compensation Monitoring
HSBC North America monitors and evaluates the performance of its incentive compensation arrangements, both the discretionary and formulaic plans, to ensure adequate focus and control.
The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on performance scorecard achievements. Payments under the discretionary plan are not tied to a formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Performance scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in our operating plan, risk, or business strategy. The discretionary plan is reviewed annually by RemCo to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, ratio of payout to overall business performance and a review of any unintended consequences (e.g., deteriorating service standards).
We continue to focus on monitoring activity consisting of: 1) validating relationships among measures of financial performance, risks taken, risk outcomes, and amounts of variable pay compensation awards/payouts; 2) reviewing how discretion is used in evaluating performance and adjusting variable pay compensation awards for high levels of risk taking and adverse risk outcomes, and whether discretionary decisions are having an appropriate impact; and 3) evaluating the extent to which automated systems play, or could play a role in monitoring activities. Consequently, we identified areas for improvement, not only with respect to tactical reward decisions and documenting discretion, but also in terms of utilizing information systems to support monitoring and validation activities. We strive to make improvements to our monitoring and validation activities in future reward cycles.
Business Incentive programs are reviewed and revised annually by HSBC North America. Because most business incentive plans are discretionary, variable pay decisions are determined based on employee performance to key performance indicators, which align with their Performance Management scorecards. Compensation mix is reviewed for business incentive plans to ensure it is appropriate based on global alignment and business philosophy.
In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent

HSBC USA Inc.

with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of variable pay, and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Plan inventories are refreshed during the course of the year to identify plans to be eliminated, consolidated, or restructured based on relevant business and commercial factors. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

HSBC USA Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners
HSBC USA Inc.’s common stock is 100 percent owned by HNAI. HNAI is an indirect wholly owned subsidiary of HSBC.
Security Ownership by Management
The following table lists the beneficial ownership, as of January 31, 2015, of HSBC ordinary shares or interests in HSBC ordinary shares and any of HSBC USA’s outstanding series of preferred stock, held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and any HSBC USA outstanding series of preferred stock.

	Number of Shares Beneficially Owned of HSBC(1)(2)	HSBC Shares Subject to Certain Holding Restrictions(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	HSBC USA Preferred Stock
Directors
Patrick J. Burke(6)	73,110	27,391	35,130	—	135,631	—
Philip D. Ameen	—	—	—	—	—	31
Kevin M. Blakely	200	—	—	—	200	—
Rhydian H. Cox……	18,011	13,055	31,429	—	62,495	—
William R. P. Dalton	11,955	—	—	—	11,955	—
Robert K. Herdman	82	—	—	—	82	—
Nancy G. Mistretta	101	—	—	—	101	—
Thomas K. Whitford	5,000	—	—	—	5,000	—
Named Executive Officers
Stephen A. Bottomley.	9,525	15,306	20,564	—	45,395	—
Irene M. Dorner(7)……	45,382	24,022	43,578	—	112,982	—
Eric K. Ferren(8)	—	—	—	—	—	—
Gerard Mattia	124,739	34,892	77,160	—	236,791	—
John T. McGinnis(9)	5,227	—	—	—	5,227	—
Patrick M. Nolan	228,744	45,788	71,816	—	346,348	—
Vittorio Severino	230,150	—	78,798	—	308,948	—
Mark Zaeske	—	—	—	—	—	—
All directors and executive officers as a group	855,942	165,314	541,057	—	1,562,313	31

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 122,223.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that are owned by HSBC USA directors and executive officers that are subject to certain holding restrictions. There are no outstanding stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2015 pursuant to the satisfaction of certain conditions.

(5)
Represents the number of ordinary share equivalents owned by executive officers under the HSBC-North America Employee Non-Qualified Deferred Compensation Plan. Some of the shares are held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(6)	Also a Named Executive Officer.

(7)	Former Chairman, President and Chief Executive Officer.

(8)	Former Executive Vice President and Chief Financial Officer.

(9)	Former Senior Executive Vice President and Chief Financial Officer.

HSBC USA Inc.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons During the fiscal year ended December 31, 2014, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest. During 2014, HSBC Bank USA provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.
HSBC USA maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons (the "Policy"), which provides that any "Transaction with a Related Person" must be reviewed and approved or ratified in accordance with specified procedures. The term "Transaction with a Related Person" includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC USA or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following categories of transactions are deemed pre-approved even if the aggregate amount involved exceeds $120,000, provided, however, that if a Transaction with a Related Person falling in a category described below would cause one of our directors whom the Board of Directors currently deems independent to lose or risk losing their independence, the director must consult with the Chair of the Audit Committee prior to entering such Transaction with a Related Person:

•	Compensation paid to directors and executive officers reportable under rules and regulations promulgated by the SEC;

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

•
Charitable contributions, grants or endowments by us or any of our subsidiaries to charitable organizations, foundations or universities if the only relationship of the director, executive officer or family member to the organization, foundation or university is as an employee (other than an executive officer) trustee or director so long as the aggregate annual amount of such contribution, grant or endowment, excluding any matching contributions from us, do not exceed the lesser of $1,000,000 or 2 percent of the organization’s total annual revenues;

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

◦
Personal loans to a related person and loans to a director’s primary business affiliation or the primary business affiliation of an immediate family member of a director, in each case that (i) are made or maintained in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable loans with persons not related to us or our subsidiaries; (ii) when made do not involve more than the normal risk for collectability or present other unfavorable features; (iii) comply with applicable law including the Sarbanes-Oxley Act of 2002 and Regulation O of the Board of Governors of the Federal Reserve; (iv) are not classified as Substandard (II) or worse, as defined in the OCC's “Rating Credit Risk” Comptroller’s Handbook; and (v) in the case of and loans to a director’s primary business

HSBC USA Inc.

affiliation or the primary business affiliation of an immediate family member of a director, complies with any applicable FDIC Guidelines; and

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
Director Independence The HSBC USA Inc. Corporate Governance Standards, together with the charters of the committees of the Board of Directors, provide the framework for our corporate governance. Director independence is defined in the HSBC USA Inc. Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange. The HSBC USA Inc. Corporate Governance Standards are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 452 Fifth Avenue, New York, New York 10018, Attention: Corporate Secretary.

HSBC USA Inc.

According to the HSBC USA’s Inc. Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements
Audit Committee	Chair and all voting members
Chairman's Committee	Chair and all voting members
Compliance Committee	A majority of voting members
Fiduciary Committee	Chair and all voting members
Risk Committee	Chair and all voting members
Ms. Mistretta and Messrs. Ameen, Blakely, Dalton, Herdman, and Whitford are considered to be independent directors. Mr. Burke is President and Chief Executive Officer of HSBC North America, HSBC USA and HSBC Bank and is a Group General Manager of HSBC. Mr. Cox is the Senior Executive Vice President and Head of Regulatory Remediation for HSBC USA and its affiliates HSBC North America, HSBC Bank USA and HSBC Finance and is a Group General Manager of HSBC. Because of the positions held by Messrs. Burke and Cox, they are not considered to be independent directors.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accounting Fees and Services

 Audit Fees The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2014 and 2013 was $5,122,000 and $5,212,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2014 and 2013 was $1,347,500 and $1,320,100, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees Total fees billed by KPMG LLP for tax related services for the fiscal year ended December 31, 2014 and 2013 was $145,000 and $120,740, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.
All Other Fees The aggregate amount billed by KPMG LLP for other services performed during the fiscal years ended December 31, 2014 was nil and 2013 was $1,283,029. These services included fees related to corporate governance matters.
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

HSBC USA Inc.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Item 15.     Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 23, 2015 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

4.3
Other instruments defining the rights of holders of long-term debt of HSBC USA Inc. and its consolidated subsidiaries are not being filed herewith since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of HSBC USA Inc. and its subsidiaries on a consolidated basis. HSBC USA Inc. agrees that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

21	Subsidiaries of HSBC USA Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheet as of December 31, 2014 and 2013, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC USA Inc., 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.

HSBC USA Inc.

Index

Accounting:	adjustment 50, 92, 221
new pronouncements 124, 140	component of fair value option 183
policies (critical) 47	concentration 87, 168
policies (significant) 140	critical accounting policy 47, 142
Assets:	exposure 89
by business segment 210	management 103, 105
consolidated average balances 127	related contingent features 181
fair value measurements 221	related arrangements 216
nonperforming 85, 161, 166, 168	Compliance risk 103, 119
trading 57,150	Critical accounting policies and estimates 47, 140
Asset-backed commercial paper conduits 213	Current environment 41
Asset-backed securities 102, 150, 151	Deferred tax assets 52, 185
Audit committee 259, 297	Deposits 58, 93, 173
Auditors’ report:	Derivatives:
financial statement opinion 130	accounting policy 146
Balance sheet:	cash flow hedges 179
consolidated 133	critical accounting policy 51
consolidated average balances 127	fair value hedges 178
review 54	notional value 182
Basel II 9, 123	trading and other 180
Basel III 10, 32, 94, 112, 212	Directors:
Basis of reporting 41, 44	biographies 254
Business:	board of directors 254
consolidated performance review 42	executive 257
operations 4	compensation (executives) 265
organization history 4	responsibilities 261
Capital:	Discontinued operations 5, 149
2015 funding strategy 96	Employees:
common equity movements 94	compensation and benefits 68
consolidated statement of changes 135	number of 7
regulatory capital 212	Equity:
selected capital ratios 94, 212	consolidated statement of changes 135
Cash flow (consolidated) 136	ratios 38, 94, 212
Cautionary statement regarding forward-looking statements 39	Equity securities available-for-sale 151
Collateral — pledged assets 219	Estimates and assumptions 47
Collateralized debt obligations 102, 225, 227, 229, 231	Executive overview 41
Commercial banking segment results (Group Reporting Basis) 71, 210	Fair value measurements:
Committees 104, 259	assets and liabilities recorded at fair value on a recurring basis 225
Competition 7	assets and liabilities recorded at fair value on a non-recurring basis 232
Compliance risk 103, 119	control over valuation process 100, 222
Contingent liabilities 53, 215	financial instruments 222
Controls and procedures 251	hierarchy 100, 221
Corporate governance and controls 17, 254	transfers into/out of level one and two 101, 227
Customers 7	transfers into/out of level two and three 101, 227
Credit card fees 64, 131	valuation techniques 233
Credit quality 77	Fiduciary risk 103, 121
Credit risk:	Financial assets:
accounting policy 47, 142	designated at fair value 183

HSBC USA Inc.

reclassification under Group Reporting Basis 44	by charge-off (net) 84, 169
Financial highlights metrics 36	by delinquency 82, 167
Financial liabilities:	criticized assets 86, 166
designated at fair value 183	geographic concentration 88
fair value of financial liabilities 223	held for sale 54, 56, 170
Forward looking statements 39	impaired 86,165
Funding 6, 96	nonperforming 85, 161, 166, 168
Future prospects 43	overall review 54
Gain on instruments designated at fair value and related derivatives 184	purchases from HSBC Finance 205
Gains less losses from securities 66, 156	risk concentration 87, 168
Global Banking and Markets:	troubled debt restructures 162
balance sheet data (Group Reporting Basis) 210	Loan impairment charges — see Provision for credit losses
loans and securities reclassified (Group Reporting Basis) 210	Loan-to-deposits ratio 38
segment results (Group Reporting Basis) 72, 210	Loan-to-Value ratio 55
Geographic concentration of receivables 88	Market risk 103, 112
Goodwill :	Market turmoil:
accounting policy 145	current environment 41
critical accounting policy 48	exposures 41
Guarantee arrangements 215	impact on liquidity risk 103, 106
Impairment:	structured investment vehicles 215
available-for-sale securities 154	variable interest entities 213
credit losses 62, 77, 169, 207	Monoline insurers 42, 74, 92, 155
nonperforming loans 168	Mortgage lending products 55, 158
impaired loans 86, 165	Mortgage servicing rights 51, 171
Income (loss) from financial instruments designated at fair value, net 64, 183	Net interest income 60
Income statement 131	New accounting pronouncement adopted 140
Intangible assets 171	New accounting pronouncements to be adopted in future periods 124
Income taxes:	Off balance sheet arrangements 97
accounting policy 148	Operating expenses 68
critical accounting policy — deferred taxes 52	Operational risk 103, 118
expense 131, 185	Other revenue 64
Internal control 251	Other segment results (Group Reporting Basis) 76, 210
Interest rate risk 103, 109	Pension and other postretirement benefits:
Key performance indicators 36	accounting policy 148
Legal proceedings 35	Performance, developments and trends 42
Leveraged finance transactions 184	Pledged assets 219
Liabilities:	Private banking segment results (Group Reporting Basis) 75, 210
commitments, lines of credit 97, 215	Profit (loss) before tax:
deposits 58, 93, 173	by segment — Group Reporting Basis 210
financial liabilities designated at fair value 223	consolidated 131
long-term debt 58, 175	Properties 35
short-term borrowings 58, 174	Property, plant and equipment:
trading 57, 150	accounting policy 145
Lease commitments 219	Provision for credit losses 62, 77, 169, 207
Liquidity and capital resources 93	Ratios:
Litigation and regulatory matters 237	capital 94, 212
Loans:	charge-off (net) 38, 84
by category 55, 158	credit loss reserve related 78
delinquency 82
earnings to fixed charges — Exhibit 12
efficiency 38, 68

HSBC USA Inc.

financial 38	Segment results — Group Reporting Basis:
loans-to-deposits 38	retail banking and wealth management 70, 210
Real estate owned 137, 232	commercial banking 71, 210
Reconciliation of U.S. GAAP results to Group Reporting Basis 44	global banking and markets 72, 210
Regulation 7	private banking 75, 210
Related party transactions 202	other 76, 210
Reputational risk 103, 121	overall summary 70, 210
Residential mortgage banking revenue 66	Selected financial data 36
Results of operations 60	Senior management:
Retail banking and wealth management segment results (Group Reporting Basis) 70, 210	biographies 254
Risks and uncertainties 18	Sensitivity:
Risk elements in the loan portfolio 87, 167, 168	projected net interest income 111
Risk factors 18	Share-based payments:
Risk management:	accounting policy 147
credit 103, 105	Statement of changes in shareholders’ equity 135
compliance 103, 119	Statement of changes in comprehensive income 132
fiduciary 103, 121	Statement of income (loss) 131
interest rate 103, 109	Strategic risk 103, 122
liquidity 103, 106	Stress testing 11, 114
market 103, 112	Table of contents 2
model 103, 123	Tax expense 131, 185
operational 103, 118	Trading:
pension 103, 123	assets 57, 150
reputational 103, 121	derivatives 57, 150
security & fraud 103, 122	liabilities 57, 150
strategic 103, 122	portfolios 150
Securities:	Trading revenue (net) 65
amortized cost 151, 223	Troubled debt restructures 162
fair value 151, 223	Value at risk 113
impairment 154	Variable interest entities 213
maturity analysis 157	Unresolved staff comments 35

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 23rd day of February 2015.

HSBC USA INC.

By:	/s/ PATRICK J. BURKE
Patrick J. Burke
President and Chief Executive Officer
Each person whose signature appears below constitutes and appoints K. P. Pisarczyk as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 23rd day of February 2015.

Signature	Title

/s/ P. J. BURKE	President, Chief Executive Officer, Chairman and Director (as Principal Executive Officer)
(P. J. Burke)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ K. M. BLAKELY	Director
(K. M. Blakely)

/s/ R. H. COX	Executive Director
(R. H. Cox)

/s/ W. R. P. DALTON	Director
(W. R. P. Dalton)

/s/ R. K. HERDMAN	Director
(R. K. Herdman)

/s/ N. G. MISTRETTA	Director
(N. G. Mistretta)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ M. A. ZAESKE	Senior Executive Vice President and Chief Financial Officer
(M. A. Zaeske)	(as Principal Financial Officer)

/s/ I. T. LERONI	Executive Vice President and Chief Accounting Officer
(I. T. Leroni)	(as Principal Accounting Officer)

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 23, 2014 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed April 28, 2014).
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

4.3
Other instruments defining the rights of holders of long-term debt of HSBC USA Inc. and its consolidated subsidiaries are not being filed herewith since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of HSBC USA Inc. and its subsidiaries on a consolidated basis. HSBC USA Inc. agrees that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).
21	Subsidiaries of HSBC USA Inc.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)

HSBC USA Inc.

101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheet as of December 31, 2014 and 2013, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.