Form 10-Q
period 2015-03-31
HSBC USA INC /MD/
filed 2015-05-05
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 1, 2015, there were 714 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(in millions)
Interest income:
Loans	$501	$464
Securities	200	207
Trading assets	95	48
Short-term investments	22	16
Other	15	10
Total interest income	833	745
Interest expense:
Deposits	46	35
Short-term borrowings	11	6
Long-term debt	167	170
Other	3	15
Total interest expense	227	226
Net interest income	606	519
Provision for credit losses	53	16
Net interest income after provision for credit losses	553	503
Other revenues:
Credit card fees	10	14
Other fees and commissions	182	173
Trust income	35	31
Trading revenue	33	133
Net other-than-temporary impairment losses(1)	—	(2)
Other securities gains, net	23	22
Servicing and other fees from HSBC affiliates	56	47
Residential mortgage banking revenue	19	48
Gain on instruments designated at fair value and related derivatives	85	28
Other income	21	6
Total other revenues	464	500
Operating expenses:
Salaries and employee benefits	246	215
Support services from HSBC affiliates	352	354
Occupancy expense, net	56	57
Other expenses	123	124
Total operating expenses	777	750
Income before income tax	240	253
Income tax expense	76	149
Net income	$164	$104

(1)
During the three months ended March 31, 2015, there were no other-than-temporary impairment ("OTTI") losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities recognized in accumulated other comprehensive loss ("AOCI"), net of tax. During the three months ended March 31, 2014, OTTI losses on securities held-to-maturity totaling $2 million were recognized in other revenues. There were no OTTI losses in the non-credit component of such impaired securities recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(in millions)
Net income	$164	$104
Net change in unrealized gains (losses), net of tax:
Investment securities	(28)	130
Other-than-temporarily impaired debt securities held-to-maturity	—	1
Derivatives designated as cash flow hedges	(19)	(20)
Pension and post-retirement benefit plans	1	—
Total other comprehensive income (loss)	(46)	111
Comprehensive income	$118	$215

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2015	December 31, 2014
	(in millions, except share data)
Assets(1)
Cash and due from banks	$972	$891
Interest bearing deposits with banks	32,249	30,807
Federal funds sold and securities purchased under agreements to resell	6,965	1,413
Trading assets	22,444	21,092
Securities available-for-sale	33,096	30,140
Securities held-to-maturity (fair value of $14.4 billion and $13.7 billion at March 31, 2015 and December 31, 2014, respectively)	14,015	13,469
Loans	81,458	77,741
Less – allowance for credit losses	703	680
Loans, net	80,755	77,061
Loans held for sale (includes $255 million and $384 million designated under fair value option at March 31, 2015 and December 31, 2014, respectively)	405	612
Properties and equipment, net	238	247
Intangible assets, net	186	206
Goodwill	1,612	1,612
Other assets	8,657	7,989
Total assets	$201,594	$185,539
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$30,598	$29,715
Interest bearing (includes $6.9 billion and $7.3 billion designated under fair value option at March 31, 2015 and December 31, 2014, respectively)	75,240	71,191
Deposits in foreign offices:
Noninterest bearing	845	850
Interest bearing	12,411	14,362
Total deposits	119,094	116,118
Short-term borrowings	15,653	12,795
Long-term debt (includes $9.0 billion and $8.8 billion designated under fair value option at March 31, 2015 and December 31, 2014, respectively)	29,420	27,524
Total debt	164,167	156,437
Trading liabilities	11,288	8,164
Interest, taxes and other liabilities	5,068	3,971
Total liabilities	180,523	168,572
Shareholders' equity
Preferred stock	1,565	1,565
Common shareholders' equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 and 713 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	—	—
Additional paid-in capital	18,174	14,170
Retained earnings	1,379	1,233
Accumulated other comprehensive loss	(47)	(1)
Total common shareholders' equity	19,506	15,402
Total shareholders’ equity	21,071	16,967
Total liabilities and shareholders’ equity	$201,594	$185,539

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of March 31, 2015 and December 31, 2014 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 16, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	March 31, 2015	December 31, 2014
	(in millions)
Assets
Other assets	372	380
Total assets	$372	$380
Liabilities
Long-term debt	92	92
Interest, taxes and other liabilities	86	75
Total liabilities	$178	$167

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,170	14,106
Capital contribution from parent	4,000	—
Employee benefit plans	4	6
Balance at end of period	18,174	14,112
Retained earnings
Balance at beginning of period	1,233	952
Net income	164	104
Cash dividends declared on preferred stock	(18)	(18)
Balance at end of period	1,379	1,038
Accumulated other comprehensive loss
Balance at beginning of period	(1)	(159)
Other comprehensive income (loss), net of tax	(46)	111
Balance at end of period	(47)	(48)
Total common shareholders' equity	19,506	15,102
Total shareholders’ equity	$21,071	$16,667

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$164	$104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	32
Provision for credit losses	53	16
Other-than-temporary impairment related to securities held-to-maturity	—	2
Net realized gains on securities available-for-sale	(23)	(22)
Net change in other assets and liabilities	650	743
Net change in loans held for sale:
Originations of loans	(760)	(374)
Sales and collection of loans held for sale	758	385
Net change in trading assets and liabilities	1,772	32
Lower of amortized cost or fair value adjustments on loans held for sale	6	(1)
Gain on instruments designated at fair value and related derivatives	(85)	(28)
Net cash provided by operating activities	2,572	889
Cash flows from investing activities
Net change in interest bearing deposits with banks	(1,442)	(3,852)
Net change in federal funds sold and securities purchased under agreements to resell	(5,552)	767
Securities available-for-sale:
Purchases of securities available-for-sale	(8,509)	(5,783)
Proceeds from sales of securities available-for-sale	5,491	6,855
Proceeds from maturities of securities available-for-sale	236	701
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,105)	—
Proceeds from maturities of securities held-to-maturity	554	75
Change in loans:
Originations, net of collections	(3,652)	(2,014)
Loans sold to third parties	98	11
Net cash used for acquisitions of properties and equipment	(6)	(5)
Other, net	(209)	—
Net cash used in investing activities	(14,096)	(3,245)
Cash flows from financing activities
Net change in deposits	2,919	(7,147)
Debt:
Net change in short-term borrowings	2,858	9,632
Issuance of long-term debt	8,943	767
Repayment of long-term debt	(7,101)	(690)
Capital contribution from parent	4,000	—
Other increases in capital surplus	4	6
Dividends paid	(18)	(18)
Net cash provided by financing activities	11,605	2,550
Net change in cash and due from banks	81	194
Cash and due from banks at beginning of period	891	961
Cash and due from banks at end of period	$972	$1,155

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Accumulated Other Comprehensive Loss	39
2	Trading Assets and Liabilities	10	12	Pension and Other Postretirement Benefits	40
3	Securities	11	13	Related Party Transactions	41
4	Loans	17	14	Business Segments	44
5	Allowance for Credit Losses	27	15	Retained Earnings and Regulatory Capital Requirements	46
6	Loans Held for Sale	28	16	Variable Interest Entities	47
7	Intangible Assets	29	17	Guarantee Arrangements, Pledged Assets and Collateral	49
8	Goodwill	30	18	Fair Value Measurements	55
9	Derivative Financial Instruments	30	19	Litigation and Regulatory Matters	71
10	Fair Value Option	37	20	New Accounting Pronouncements	74

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we", "us" or "our". These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Trading assets:
U.S. Treasury	$2,912	$2,675
U.S. Government agency issued or guaranteed	4	3
U.S. Government sponsored enterprises(1)	103	45
Obligations of U.S. states and political subdivisions	586	591
Asset backed securities	480	481
Corporate and foreign bonds	8,525	9,681
Other securities	18	22
Precious metals	3,310	1,992
Derivatives, net	6,506	5,602
	$22,444	$21,092
Trading liabilities:
Securities sold, not yet purchased	$646	$683
Payables for precious metals	—	22
Derivatives, net	10,642	7,459
	$11,288	$8,164

(1)	Consists of mortgage backed securities of $103 million and $45 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, the fair value of derivatives included in trading assets is net of $6,573 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2015 and December 31, 2014, the fair value of derivatives included in trading liabilities is net of $1,084 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,720	$235	$(56)	$10,899
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	670	8	(1)	677
Collateralized mortgage obligations	35	—	—	35
Direct agency obligations	4,143	206	(6)	4,343
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,457	93	(26)	11,524
Collateralized mortgage obligations	378	7	(1)	384
Obligations of U.S. states and political subdivisions	742	10	(4)	748
Asset backed securities collateralized by:
Commercial mortgages	29	—	—	29
Home equity	94	—	(9)	85
Other	112	—	(18)	94
Foreign debt securities(2)	4,121	9	(17)	4,113
Equity securities	162	3	—	165
Total available-for-sale securities	$32,663	$571	$(138)	$33,096
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$5,280	$177	$(1)	$5,456
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,482	59	—	3,541
Collateralized mortgage obligations	5,222	100	(2)	5,320
Obligations of U.S. states and political subdivisions	21	1	—	22
Asset-backed securities collateralized by residential mortgages	10	1	—	11
Total held-to-maturity securities	$14,015	$338	$(3)	$14,350

HSBC USA Inc.

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$11,793	$276	$(58)	$12,011
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	520	5	(1)	524
Collateralized mortgage obligations	35	—	—	35
Direct agency obligations	3,995	217	(6)	4,206
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,985	101	(27)	8,059
Collateralized mortgage obligations	329	3	(2)	330
Obligations of U.S. states and political subdivisions	661	10	(4)	667
Asset backed securities collateralized by:
Commercial mortgages	43	—	—	43
Home equity	97	—	(8)	89
Other	110	—	(16)	94
Foreign debt securities(2)	3,921	6	(12)	3,915
Equity securities	165	3	(1)	167
Total available-for-sale securities	$29,654	$621	$(135)	$30,140
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$4,868	$120	$(1)	$4,987
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,700	53	(1)	3,752
Collateralized mortgage obligations	4,867	54	(1)	4,920
Obligations of U.S. states and political subdivisions	23	1	—	24
Asset-backed securities collateralized by residential mortgages	11	1	—	12
Total held-to-maturity securities	$13,469	$229	$(3)	$13,695

(1)
Includes securities at amortized cost of $672 million and $521 million issued or guaranteed by FNMA at March 31, 2015 and December 31, 2014, respectively, and $33 million and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at March 31, 2015 and December 31, 2014, respectively.

(2)
At March 31, 2015 and December 31, 2014, foreign debt securities consisted of $1,053 million and $689 million, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $3,539 million and $3,185 million issued or guaranteed by FNMA at March 31, 2015 and December 31, 2014, respectively, and $1,741 million and $1,683 million issued and guaranteed by FHLMC at March 31, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of March 31, 2015 and December 31, 2014 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
March 31, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	25	$(46)	$4,178	5	$(10)	$750
U.S. Government sponsored enterprises	9	(4)	352	17	(3)	160
U.S. Government agency issued or guaranteed	5	(20)	889	8	(7)	131
Obligations of U.S. states and political subdivisions	38	(3)	220	21	(1)	168
Asset backed securities	1	—	—	9	(27)	196
Foreign debt securities	8	(16)	3,055	1	(1)	200
Equity securities	1	—	159	—	—	—
Securities available-for-sale	87	$(89)	$8,853	61	$(49)	$1,605
Securities held-to-maturity:
U.S. Government sponsored enterprises	15	$(1)	$172	50	$—	$—
U.S. Government agency issued or guaranteed	101	(2)	310	768	—	1
Obligations of U.S. states and political subdivisions	1	—	—	3	—	1
Securities held-to-maturity	117	$(3)	$482	821	$—	$2

	One Year or Less			Greater Than One Year
December 31, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(47)	$3,459	4	$(11)	$1,546
U.S. Government sponsored enterprises	2	(1)	128	24	(6)	391
U.S. Government agency issued or guaranteed	30	(20)	2,046	10	(9)	213
Obligations of U.S. states and political subdivisions	34	(2)	146	23	(2)	194
Asset backed securities	1	—	3	9	(24)	199
Foreign debt securities	5	(9)	1,805	3	(3)	898
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	79	$(80)	$7,745	73	$(55)	$3,441
Securities held-to-maturity:
U.S. Government sponsored enterprises	144	$(1)	$394	47	$—	$—
U.S. Government agency issued or guaranteed	103	(2)	985	800	—	2
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	247	$(3)	$1,379	850	$—	$3
Net unrealized gains decreased within the available-for-sale portfolio in the first quarter of 2015 due primarily to sales of U.S. Treasury securities that were in a net unrealized gain position at December 31, 2014, partially offset by a decrease in yields.

HSBC USA Inc.

Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At March 31, 2015 and December 31, 2014, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
If we intend to sell the debt security or if it is more-likely-than-not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is considered other-than-temporary and the unrealized loss is recorded in earnings. An impairment is also considered other-than-temporary if a credit loss exists (i.e., the present value of the expected future cash flows is less than the amortized cost basis of the debt security). In the event a credit loss exists, the credit loss component of an other-than-temporary impairment is recorded in earnings while the remaining portion of the impairment loss attributable to factors other than credit loss is recognized, net of tax, in other comprehensive income (loss).
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit existed, we do not have the intention to sell and believe will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. For a complete description of the factors considered when analyzing debt securities for impairments, see Note 5, "Securities," in our 2014 Form 10-K. There have been no material changes in our process for assessing impairment during 2015.
During the three months ended March 31, 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
During the three months ended March 31, 2014, none of our debt securities were determined to have initial other-than-temporary impairment while one held-to-maturity asset-backed debt security, which was previously determined to be other-than-temporarily impaired, had a change to its other-than-temporary impairment estimate related to the credit component. The additional credit loss associated with the impaired debt security, which reflects the excess of amortized cost over the present value of expected future cash flows, was $2 million and was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income.
The following table summarizes the rollforward of credit losses which have been recognized in income on other-than-temporary impaired securities that we do not intend to sell nor will likely be required to sell:

Three Months Ended March 31,	2015	2014
	(in millions)
Beginning balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$—	$61
Increase in credit losses for which an other-than-temporary impairment was previously recognized	—	2
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$—	$63
At March 31, 2015, we held 15 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $180 million of the total aggregate fair value of asset-backed securities of $208 million at March 31, 2015. The gross unrealized losses on these monoline wrapped securities were $27 million at March 31, 2015. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of March 31, 2015 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $85 million.
At December 31, 2014, we held 15 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $183 million of the total aggregate fair value of asset-backed securities of $226 million at December 31, 2014. The gross unrealized losses on these monoline wrapped securities were $23 million at December 31, 2014. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2014 and, therefore, we only considered the financial

HSBC USA Inc.

guarantee of monoline insurers on securities with a fair value of $89 million for purposes of evaluating other-than-temporary impairment.
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
A credit downgrade to non-investment grade is key but not the only factor in determining the credit risk or the monoline insurer’s ability to fulfill its contractual obligation under the financial guarantee arrangement. Although a monoline may have been down-graded by the credit rating agencies or have been ordered to commute its operations by the insurance commissioners, it may retain the ability and the obligation to continue to pay claims in the near term. We evaluate the short-term liquidity of and the ability to pay claims by the monoline insurers in estimating the amounts of cash flows expected to be collected from specific asset-backed securities for the purpose of assessing and measuring credit loss.
Realized Gains (Losses) The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2015	2014
	(in millions)
Gross realized gains	$30	$43
Gross realized losses	(7)	(21)
Net realized gains	$23	$22

HSBC USA Inc.

Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2015 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2015, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2015. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$4,124.70%		$3,227	2.24%	$3,369	2.81%
U.S. Government sponsored enterprises	—	—	2,057	3.08	1,723	2.77	1,068	3.27
U.S. Government agency issued or guaranteed	—	—	9	4.22	42	3.89	11,784	2.84
Obligations of U.S. states and political subdivisions	—	—	96	4.12	296	2.96	350	3.41
Asset backed securities	—	—	—	—	—	—	235	3.20
Foreign debt securities	567	3.16	3,554	1.42	—	—	—	—
Total amortized cost	$567	3.16%	$9,840	1.50%	$5,288	2.46%	$16,806	2.88%
Total fair value	$574		$9,954		$5,479		$16,924
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$92	1.40%	$615	2.52%	$4,573	3.01%
U.S. Government agency issued or guaranteed	—	—	1	7.66	47	2.80	8,656	2.44
Obligations of U.S. states and political subdivisions	3	5.09	8	3.93	6	3.83	4	5.34
Asset backed securities	—	—	—	—	—	—	10	6.40
Total amortized cost	$3	5.09%	$101	1.65%	$668	2.55%	$13,243	2.64%
Total fair value	$3		$103		$685		$13,559

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $315 million and $485 million, respectively, were included in other assets at March 31, 2015. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $108 million and $483 million, respectively, were included in other assets at December 31, 2014.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Commercial loans:
Construction and other real estate	$10,901	$10,300
Business and corporate banking	19,251	17,819
Global banking(1)	28,029	26,387
Other commercial	3,466	3,581
Total commercial	61,647	58,087
Consumer loans:
Residential mortgages	16,991	16,661
Home equity mortgages	1,716	1,784
Credit cards	680	720
Other consumer	424	489
Total consumer	19,811	19,654
Total loans	$81,458	$77,741

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,016 million and $4,821 million at March 31, 2015 and December 31, 2014, respectively. See Note 13, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $45 million and $34 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, we had a net unamortized premium on our loans of $12 million and $10 million, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2015 and December 31, 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At March 31, 2015	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$40	$30	$70	$10,831	$10,901
Business and corporate banking	13	4	17	19,234	19,251
Global banking	—	—	—	28,029	28,029
Other commercial	6	6	12	3,454	3,466
Total commercial	59	40	99	61,548	61,647
Consumer loans:
Residential mortgages	355	879	1,234	15,757	16,991
Home equity mortgages	19	54	73	1,643	1,716
Credit cards	10	10	20	660	680
Other consumer	8	8	16	408	424
Total consumer	392	951	1,343	18,468	19,811
Total loans	$451	$991	$1,442	$80,016	$81,458

	Past Due		Total Past Due 30 Days or More
At December 31, 2014	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$25	$22	$47	$10,253	$10,300
Business and corporate banking	32	9	41	17,778	17,819
Global banking	—	—	—	26,387	26,387
Other commercial	15	6	21	3,560	3,581
Total commercial	72	37	109	57,978	58,087
Consumer loans:
Residential mortgages	390	931	1,321	15,340	16,661
Home equity mortgages	21	56	77	1,707	1,784
Credit cards	11	10	21	699	720
Other consumer	9	9	18	471	489
Total consumer	431	1,006	1,437	18,217	19,654
Total loans	$503	$1,043	$1,546	$76,195	$77,741

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans totaled $1,062 million and $1,101 million at March 31, 2015 and December 31, 2014, respectively. For an analysis of reserves for credit losses, see Note 5, "Allowance for Credit Losses." Nonaccrual loans and accruing receivables 90 days or more delinquent consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$74	$65
Business and corporate banking	78	74
Commercial nonaccrual loans held for sale	36	43
Total commercial	188	182
Consumer:
Residential mortgages(1)(2)(3)	803	847
Home equity mortgages(1)(2)	67	68
Consumer nonaccrual loans held for sale	4	4
Total consumer loans	874	919
Total nonaccruing loans	1,062	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit card receivables	10	10
Other consumer	9	10
Total consumer loans	19	20
Total accruing loans contractually past due 90 days or more	20	21
Total nonperforming loans	$1,082	$1,122

(1)
At March 31, 2015 and December 31, 2014, nonaccrual consumer mortgage loans include $760 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual consumer mortgage loans include all receivables which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association ("GNMA"). Repayment of these loans are predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio.

The following table provides additional information on our nonaccrual loans:

Three Months Ended March 31,	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$21	$28
Interest income that was recorded on nonaccrual loans and included in interest income during the period	6	8

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest . A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three months ended March 31, 2015 and 2014 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three months ended March 31, 2015 and 2014 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2015	2014
	(in millions)
Commercial loans:
Business and corporate banking	26	10
Global banking	13	—
Total commercial	39	10
Consumer loans:
Residential mortgages	35	33
Home equity mortgages	—	1
Credit cards	1	2
Total consumer	36	36
Total	$75	$46
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2015 and 2014 was 1.77 percent and 1.50 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	March 31, 2015	December 31, 2014
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$179	$186
Business and corporate banking	44	24
Global banking	13	—
Total commercial	236	210
Consumer loans:
Residential mortgages(3)	980	972
Home equity mortgages(3)	20	20
Credit cards	6	6
Total consumer	1,006	998
Total TDR Loans(4)	$1,242	$1,208
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$2	$4
Business and corporate banking	4	5
Total commercial	6	9
Consumer loans:
Residential mortgages	42	43
Home equity mortgages	1	2
Credit cards	2	2
Total consumer	45	47
Total allowance for credit losses for TDR Loans	$51	$56

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $79 million and $85 million at March 31, 2015 and December 31, 2014, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	March 31, 2015	December 31, 2014
	(in millions)
Commercial loans:
Construction and other real estate	$197	$201
Business and corporate banking	50	51
Global banking	13	—
Total commercial	260	252
Consumer loans:
Residential mortgages	1,147	1,139
Home equity mortgages	44	44
Credit cards	6	6
Total consumer	1,197	1,189
Total	$1,457	$1,441

(3)
Includes $778 million and $763 million at March 31, 2015 and December 31, 2014, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC USA Inc.

(4)	Includes $451 million and $485 million at March 31, 2015 and December 31, 2014, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.
The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Three Months Ended March 31,	2015	2014
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$182	$264
Business and corporate banking	34	19
Global banking	7	25
Other commercial	—	18
Total commercial	223	326
Consumer loans:
Residential mortgages	976	922
Home equity mortgages	20	19
Credit cards	6	8
Total consumer	1,002	949
Total average balance of TDR Loans	$1,225	$1,275
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$1	$6
Business and corporate banking	1	—
Total commercial	2	6
Consumer loans:
Residential mortgages	9	9
Total consumer	9	9
Total interest income recognized on TDR Loans	$11	$15
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$2	$12
Business and corporate banking	1	—
Total commercial	3	12
Consumer loans:
Residential mortgages	9	8
Total consumer	9	8
Total	$12	$20

HSBC USA Inc.

Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At March 31, 2015
Construction and other real estate	$14	$185	$199	$3
Business and corporate banking	68	28	96	23
Global banking	—	13	13	—
Other commercial	1	6	7	1
Total commercial	$83	$232	$315	$27
At December 31, 2014
Construction and other real estate	$18	$179	$197	$5
Business and corporate banking	72	18	90	24
Global banking	—	—	—	—
Other commercial	2	6	8	1
Total commercial	$92	$203	$295	$30

(1)	Includes impaired commercial loans that are also considered TDR Loans which totaled $236 million and $210 million at March 31, 2015 and December 31, 2014, respectively.

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

	March 31, 2015	December 31, 2014
	(in millions)
Construction and other real estate	$223	$224
Business and corporate banking	101	122
Global banking	13	—
Other commercial	7	8
Total commercial	$344	$354
The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Three Months Ended March 31,	2015	2014
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$198	$297
Business and corporate banking	93	35
Global banking	7	33
Other commercial	8	32
Total average balance of impaired commercial loans	$306	$397
Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$6
Business and corporate banking	1	—
Total interest income recognized on impaired commercial loans	$2	$6

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

The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2015
Construction and other real estate	$254	$219	$1	$474
Business and corporate banking	1,286	358	24	1,668
Global banking	2,009	197	—	2,206
Other commercial	—	6	1	7
Total commercial	$3,549	$780	$26	$4,355
At December 31, 2014
Construction and other real estate	$310	$230	$7	$547
Business and corporate banking	1,001	238	22	1,261
Global banking	1,770	202	—	1,972
Other commercial	1	6	—	7
Total commercial	$3,082	$676	$29	$3,787
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2015
Construction and other real estate	$10,827	$74	$—	$10,901
Business and corporate banking	19,172	78	1	19,251
Global banking	28,029	—	—	28,029
Other commercial	3,466	—	—	3,466
Total commercial	$61,494	$152	$1	$61,647
At December 31, 2014
Construction and other real estate	$10,235	$65	$—	$10,300
Business and corporate banking	17,744	74	1	17,819
Global banking	26,387	—	—	26,387
Other commercial	3,581	—	—	3,581
Total commercial	$57,947	$139	$1	$58,087

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2015
Construction and other real estate	$8,314	$2,587	$10,901
Business and corporate banking	9,707	9,544	19,251
Global banking	23,146	4,883	28,029
Other commercial	1,831	1,635	3,466
Total commercial	$42,998	$18,649	$61,647
At December 31, 2014
Construction and other real estate	$7,820	$2,480	$10,300
Business and corporate banking	8,835	8,984	17,819
Global banking	23,400	2,987	26,387
Other commercial	1,873	1,708	3,581
Total commercial	$41,928	$16,159	$58,087

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	March 31, 2015		December 31, 2014
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$957	5.62%	$1,013	6.07%
Home equity mortgages(1)(2)	60	3.50	62	3.48
Credit cards	14	2.06	14	1.94
Other consumer	13	2.53	14	2.52
Total consumer	$1,044	5.24%	$1,103	5.59%

(1)
At March 31, 2015 and December 31, 2014, consumer mortgage loan delinquency includes $908 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)	At March 31, 2015 and December 31, 2014, consumer mortgage loans include $609 million and $608 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming   The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2015
Residential mortgages	$16,188	$803	$—	$16,991
Home equity mortgages	1,649	67	—	1,716
Credit cards	670	—	10	680
Other consumer	415	—	9	424
Total consumer	$18,922	$870	$19	$19,811
At December 31, 2014
Residential mortgages	$15,814	$847	$—	$16,661
Home equity mortgages	1,716	68	—	1,784
Credit cards	710	—	10	720
Other consumer	479	—	10	489
Total consumer	$18,719	$915	$20	$19,654
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At March 31, 2015 and December 31, 2014, our loan portfolio included interest-only residential mortgage loans totaling $3,561 million and $3,531 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2015 and 2014:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2015
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	2	24	21	1	—	(2)	3	4	53
Charge offs	(1)	(6)	—	(1)	(14)	(2)	(8)	(6)	(38)
Recoveries	—	2	—	—	2	1	1	2	8
Net (charge offs) recoveries	(1)	(4)	—	(1)	(12)	(1)	(7)	(4)	(30)
Allowance for credit losses – end of period	$90	$295	$128	$21	$95	$29	$35	$10	$703
Ending balance: collectively evaluated for impairment	$87	$272	$128	$20	$53	$28	$33	$10	$631
Ending balance: individually evaluated for impairment	3	23	—	1	42	1	2	—	72
Total allowance for credit losses	$90	$295	$128	$21	$95	$29	$35	$10	$703

Loans:
Collectively evaluated for impairment	$10,702	$19,155	$28,016	$3,459	$15,281	$1,640	$674	$424	$79,351
Individually evaluated for impairment(1)	199	96	13	7	217	5	6	—	543
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,493	71	—	—	1,564
Total loans	$10,901	$19,251	$28,029	$3,466	$16,991	$1,716	$680	$424	$81,458

Three Months Ended March 31, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	2	19	7	(4)	(16)	2	5	1	16
Charge offs	(19)	(5)	(8)	—	(17)	(5)	(11)	(2)	(67)
Recoveries	2	3	—	3	3	6	1	1	19
Net (charge offs) recoveries	(17)	(2)	(8)	3	(14)	1	(10)	(1)	(48)
Allowance for credit losses – end of period	$93	$129	$67	$19	$156	$52	$45	$13	$574
Ending balance: collectively evaluated for impairment	$84	$126	$67	$18	$96	$50	$43	$13	$497
Ending balance: individually evaluated for impairment	9	3	—	1	60	2	2	—	77
Total allowance for credit losses	$93	$129	$67	$19	$156	$52	$45	$13	$574

Loans:
Collectively evaluated for impairment	$8,905	$15,681	$21,979	$3,031	$14,150	$1,851	$674	$483	$66,754
Individually evaluated for impairment(1)	260	17	—	20	202	19	9	—	527
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,548	68	—	—	1,616
Total loans	$9,165	$15,698	$21,979	$3,051	$15,900	$1,938	$683	$483	$68,897

(1)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $778 million and $718 million at March 31, 2015 and 2014, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Commercial loans	$291	$528
Consumer loans:
Residential mortgages	24	18
Other consumer	90	66
Total consumer loans	114	84
Total loans held for sale	$405	$612
We originate commercial loans in connection with our participation in a number of syndicated credit facilities with the intent of selling the loans to unaffiliated third parties. We also purchase commercial loans from the secondary market and hold the loans as hedges against our exposure to certain total return swaps. The commercial loans under these programs are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under the fair value option. The fair value of these commercial loans held for sale was $255 million and $384 million at March 31, 2015 and December 31, 2014, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also included $34 million and $44 million of global banking loans at March 31, 2015 and December 31, 2014, respectively, which were transferred to held for sale during 2014, as well as commercial real estate loans totaling $2 million and $100 million at March 31, 2015 and December 31, 2014, respectively.
We sell all our agency eligible loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $4 million at both March 31, 2015 and December 31, 2014 which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
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
Other consumer loans held for sale includes student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation allowance on consumer loans held for sale was $12 million and $15 million at March 31, 2015 and December 31, 2014, respectively. The valuation allowance on commercial loans held for sale was $12 million at March 31, 2015 compared with $5 million allowance at December 31, 2014.

HSBC USA Inc.

7. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Mortgage servicing rights	$140	$159
Purchased credit card relationships	46	47
Total intangible assets	$186	$206
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
The following table summarizes the critical assumptions used to calculate the fair value of MSRs:

	March 31, 2015	December 31, 2014
Annualized constant prepayment rate ("CPR")	18.2%	15.9%
Constant discount rate	14.0%	14.1%
Weighted average life (in years)	3.7	4.1
The following table summarizes MSRs activity:

Three Months Ended March 31,	2015	2014
	(in millions)
Fair value of MSRs:
Beginning balance	$159	$227
Changes in fair value due to changes in valuation model inputs or assumptions	(11)	(12)
Reductions related to customer payments	(8)	(10)
Ending balance	$140	$205
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $22,244 million and $23,101 million at March 31, 2015 and December 31, 2014, respectively.
Servicing fees collected are included in residential mortgage banking revenue and totaled $15 million and $18 million during the three months ended March 31, 2015 and 2014, respectively.
During 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $40,319 million and $40,889 million at March 31, 2015 and December 31, 2014, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
Purchased credit card relationships  In 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One Financial Corporation at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara. The remaining

HSBC USA Inc.

$65 million was included in intangible assets and is being amortized over the estimated useful life of the credit card relationships which is ten years.

8. Goodwill

Goodwill was $1,612 million at both March 31, 2015 and December 31, 2014. Included in goodwill for these periods were accumulated impairment losses of $670 million. During the first quarter of 2015, there were no events or changes in circumstances to indicate that it is more likely than not that the fair values of any of our reporting units have reduced below their respective carrying amounts.

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

HSBC USA Inc.

	March 31, 2015		December 31, 2014
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$11	$298	$1	$206
Bilateral OTC(2)	3	353	4	268
Interest rate contracts	14	651	5	474

Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	71	—	45	—

OTC-cleared(2)	8	7	8	6
Bilateral OTC(2)	—	194	—	161
Interest rate contracts	8	201	8	167

Total derivatives accounted for as hedges	93	852	58	641

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	30	51	46	43
OTC-cleared(2)	22,608	22,240	16,862	17,557
Bilateral OTC(2)	28,247	28,985	28,370	28,398
Interest rate contracts	50,885	51,276	45,278	45,998

Exchange-traded(2)	22	47	—	13
Bilateral OTC(2)	27,683	26,262	22,219	20,826
Foreign exchange contracts	27,705	26,309	22,219	20,839

Equity contracts - bilateral OTC(2)	1,569	1,568	1,635	1,632

Exchange-traded(2)	33	31	59	18
Bilateral OTC(2)	794	645	1,013	591
Precious metals contracts	827	676	1,072	609

OTC-cleared(2)	635	784	604	730
Bilateral OTC(2)	3,550	3,205	3,518	3,288
Credit contracts	4,185	3,989	4,122	4,018

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	865	114	768	88

Foreign exchange contracts - bilateral OTC(2)	—	72	—	44

Equity contracts - bilateral OTC(2)	841	157	757	167

Precious metals contracts - bilateral OTC(2)	—	—	—	5

Credit contracts - bilateral OTC(2)	98	9	73	9

Total derivatives	87,068	85,022	75,982	74,050

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	72,092	72,092	63,913	63,913
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	6,573	1,084	4,811	1,724
Net amounts of derivative assets / liabilities presented in the balance sheet	8,403	11,846	7,258	8,413

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,273	5,420	1,837	4,398
Net amounts of derivative assets / liabilities	$7,130	$6,426	$5,421	$4,015

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

HSBC USA Inc.

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
The changes in the fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by less than $1 million during the three months ended March 31, 2015, compared with an increase in the carrying amount of our debt of $1 million during the three months ended March 31, 2014. We amortized $1 million and $3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during the three months ended March 31, 2015 and 2014, respectively. The total accumulated unamortized basis adjustments for terminated fair value hedges amounted to increases in the carrying amount of our debt of $19 million and $21 million as of March 31, 2015 and December 31, 2014, respectively. Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $219 million during the three months ended March 31, 2015, compared with an increase of $176 million during the three months ended March 31, 2014. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in the carrying amount of $638 million as of March 31, 2015, compared with an increase of $458 million as of December 31, 2014.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Three Months Ended March 31, 2015
Interest rate contracts/AFS Securities	$(54)	$(249)	$88	$240	$(9)
Interest rate contracts/subordinated debt	3	—	(11)	—	—
Total	$(51)	$(249)	$77	$240	$(9)

Three Months Ended March 31, 2014
Interest rate contracts/AFS Securities	$(64)	$(219)	$102	$213	$(6)
Interest rate contracts/subordinated debt	4	(1)	(15)	1	—
Total	$(60)	$(220)	$87	$214	$(6)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive loss is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive loss unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings. As of March 31, 2015 and December 31, 2014, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2015, $3 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive loss compared with losses of $1 million during the three months ended March 31, 2014. During the next twelve months, we expect to amortize $11 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(in millions)
Three Months Ended March 31,
Foreign exchange contracts	$—	$1	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(33)	(36)	Interest income (expense)	(3)	(1)	Other income	—	—
Total	$(33)	$(35)		$(3)	$(1)		$—	$—

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2015	2014
		(in millions)
Interest rate contracts	Trading revenue	$470	$61
Interest rate contracts	Residential mortgage banking revenue	24	11
Foreign exchange contracts	Trading revenue	(356)	25
Equity contracts	Trading revenue	(1)	—
Precious metals contracts	Trading revenue	46	8
Credit contracts	Trading revenue	(21)	(7)
Total		$162	$98

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2015	2014
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$109	$116
Interest rate contracts	Residential mortgage banking revenue	—	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(1)	4
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	257	81
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	1	16
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	1
Credit contracts	Other income	22	(4)
Total		$388	$214
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2015, was $8,862 million for which we had posted collateral of $7,751 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2014, was $7,006 million for which we had posted collateral of $6,136 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 17, "Guarantee Arrangements, Pledged Assets and Collateral," for further details.
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

	Single-notch downgrade	Two-notch downgrade
Moody’s	A2	A3
	(in millions)
Amount of additional collateral to be posted upon downgrade	$47	$414

	Single-notch downgrade	Two-notch downgrade
Standard & Poor's ("S&P")	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$47

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2015	December 31, 2014
	(in millions)
Interest rate:
Futures and forwards	$143,809	$87,406
Swaps	2,913,021	3,096,382
Options written	77,549	70,903
Options purchased	99,543	83,524
	3,233,922	3,338,215
Foreign Exchange:
Swaps, futures and forwards	912,060	866,835
Options written	105,858	117,088
Options purchased	101,442	118,350
Spot	63,229	58,700
	1,182,589	1,160,973
Commodities, equities and precious metals:
Swaps, futures and forwards	46,163	48,263
Options written	16,324	18,015
Options purchased	20,637	23,452
	83,124	89,730
Credit derivatives	237,549	240,737
Total	$4,737,184	$4,829,655

HSBC USA Inc.

10. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRS"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO reporting to certain commercial loans held for sale, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of March 31, 2015 and December 31, 2014, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
At March 31, 2015
Commercial loans held for sale	$255	$270
Fixed rate long-term debt	2,191	1,750
Hybrid instruments:
Structured deposits	6,948	6,768
Structured notes	6,842	6,466
At December 31, 2014
Commercial loans held for sale	$384	$390
Fixed rate long-term debt	2,179	1,750
Hybrid instruments:
Structured deposits	7,346	7,176
Structured notes	6,612	6,275

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

	Loans	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2015
Interest rate and other components(1)	$—	$(82)	$(288)	$(370)
Credit risk component(2)(3)	(10)	70	29	89
Total mark-to-market on financial instruments designated at fair value	(10)	(12)	(259)	(281)
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	70	279	349
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$(10)	$75	$20	$85

Three Months Ended March 31, 2014
Interest rate and other components(1)	$—	$(82)	$(153)	$(235)
Credit risk component(2)(3)	—	19	26	45
Total mark-to-market on financial instruments designated at fair value	—	(63)	(127)	(190)
Net realized loss on financial instruments	—	—	—	—
Mark-to-market on the related derivatives	—	70	131	201
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$—	$24	$4	$28

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)	During the first quarter of 2015 and 2014, the gains in the credit risk component for long-term debt were attributable to the widening of our own credit spreads.

(3)
During the first quarter of 2015, the gain in the credit risk component for hybrid instruments is attributable primarily to the widening of our own credit spreads related to structured notes while the gain during the first quarter of 2014 was attributable primarily to the widening of our own credit spreads related to structured notes partially offset by the tightening of credit spreads on structured deposits.

HSBC USA Inc.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2015	2014
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$158	$(18)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(11) million and $93 million, respectively	(19)	144
Reclassification adjustment for gains realized in net income, net of tax of $(9) million and $(9) million, respectively(1)	(14)	(14)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $3 million(2)	5	—
Total other comprehensive income (loss) for period	(28)	130
Balance at end of period	130	112
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	(60)
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $1 million(3)	—	1
Total other comprehensive income for period	—	1
Balance at end of period	—	(59)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(156)	(83)
Other comprehensive loss for period:
Net unrealized losses arising during period, net of tax of $(12) million and $(13) million, respectively	(21)	(21)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and less than $1 million, respectively(4)	2	1
Total other comprehensive loss for period	(19)	(20)
Balance at end of period	(175)	(103)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	2
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million	1	—
Total other comprehensive income for period	1	—
Balance at and end of period	(2)	2
Total accumulated other comprehensive loss at end of period	$(47)	$(48)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

(2)
Amount amortized to net income is included in interest income in our consolidated statement of income. During the third quarter of 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses of $234 million related to the transferred securities which will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

(3)	Amount reclassified to the carrying value of the debt securities is included in securities held-to-maturity in our consolidated balance sheet.

(4)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

HSBC USA Inc.

12. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan  The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan (either the "HBSC North America Pension Plan" or the "Plan") which has been allocated to us.

Three Months Ended March 31,	2015	2014
	(in millions)
Service cost – benefits earned during the period	$2	$1
Interest cost on projected benefit obligation	17	18
Expected return on plan assets	(23)	(20)
Amortization of net actuarial loss	9	9
Pension expense	$5	$8
During the first quarter of 2015, HSBC North America made an additional contribution of $46 million to the Plan.
Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

Three Months Ended March 31,	2015	2014
	(in millions)
Interest cost on accumulated benefit obligation	1	1
Net periodic postretirement benefit cost	$1	$1

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

	March 31, 2015	December 31, 2014
	(in millions)
Assets:
Cash and due from banks	$171	$140
Interest bearing deposits with banks(1)	1,017	928
Trading assets(2)	21,048	20,194
Loans	5,016	4,821
Other(3)	1,082	983
Total assets	$28,334	$27,066
Liabilities:
Deposits	$15,688	$16,596
Trading liabilities(2)	22,478	21,130
Short-term borrowings	1,676	847
Long-term debt	—	3,981
Other(3)	387	459
Total liabilities	$40,229	$43,013

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $800 million at both March 31, 2015 and December 31, 2014, respectively.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

Three Months Ended March 31,	2015	2014
	(in millions)
Income/(Expense):
Interest income	$30	$14
Interest expense	(14)	(18)
Net interest income (expense)	16	(4)
Trading revenue	148	852
Servicing and other fees from HSBC affiliates:
HSBC Bank Plc	19	16
HSBC Finance Corporation	16	15
HSBC Markets (USA) Inc. ("HMUS")	7	4
Other HSBC affiliates	14	12
Total servicing and other fees from HSBC affiliates	56	47
Gain (loss) on instruments designed at fair value and related derivatives	258	98
Support services from HSBC affiliates:
HMUS	(64)	(57)
HSBC Technology & Services (USA) ("HTSU")	(240)	(253)
Other HSBC affiliates	(48)	(44)
Total support services from HSBC affiliates	(352)	(354)
Stock based compensation expense with HSBC(1)	(13)	(7)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2014, long-term debt with affiliates reflected $4.0 billion in floating rate senior debt with HSBC North America. During the first quarter of 2015, we repaid this debt in full. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
We have the following funding arrangements available with HSBC affiliates, although there were no outstanding balances at either March 31, 2015 or December 31, 2014:

•	$805 million committed line of credit with HSBC Investment (Bahamas) Limited; and

•	$150 million uncommitted line of credit with HSBC North America Inc. ("HNAI").
We have also incurred short-term borrowings with certain affiliates. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2015 and December 31, 2014, we have the following loan balances outstanding with HSBC affiliates:

	March 31, 2015	December 31, 2014
	(in millions)
HSBC Finance Corporation	$3,014	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	764	563
HSBC Bank Brasil S.A.	1,110	1,108
Other short-term affiliate lending	128	136
Total loans	$5,016	$4,821
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2015. The credit agreement allows for borrowings with maturities of up to 5 years. At both March 31, 2015 and December 31, 2014, $3.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have

HSBC USA Inc.

also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either March 31, 2015 or December 31, 2014. This credit facility expires in May 2017.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $6.7 billion at both March 31, 2015 and December 31, 2014, respectively, of which $764 million and $563 million, respectively, was outstanding. The outstanding balances mature in May 2015.
HSBC Bank Brasil S.A. We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.2 billion of which $1.1 billion was outstanding at both March 31, 2015 and December 31, 2014, respectively. The outstanding balances mature at various stages between 2016 and 2018.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either March 31, 2015 and December 31, 2014.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2015 and December 31, 2014, there were $128 million and $136 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by an HSBC affiliate, in relation to assets originated in the U.S. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $2.7 billion as of March 31, 2015, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,063.2 billion and $1,082.6 billion at March 31, 2015 and December 31, 2014, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $1,089 million and $1,166 million at March 31, 2015 and December 31, 2014, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $804 million and $837 million at March 31, 2015 and December 31, 2014, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

HSBC USA Inc.

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $15 million and $14 million during the three months ended March 31, 2015 and 2014, respectively.

14. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2014 Form 10-K.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRS") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and Group Reporting Basis as they impact our results are presented in Note 23, "Business Segments," in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and Group Reporting Basis.

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(3)	Group Reporting Basis Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2015
Net interest income(1)	$197	$201	$118	$49	$(6)	$(5)	$554	$(14)	$66	$606
Other operating income	87	77	266	24	82	5	541	(10)	(67)	464
Total operating income	284	278	384	73	76	—	1,095	(24)	(1)	1,070
Loan impairment charges	22	10	8	—	—	—	40	14	(1)	53
	262	268	376	73	76	—	1,055	(38)	—	1,017
Operating expenses(2)	281	169	259	58	27	—	794	(17)	—	777
Profit (loss) before income tax expense	$(19)	$99	$117	$15	$49	$—	$261	$(21)	$—	$240
Balances at end of period:
Total assets	$19,856	$30,788	$198,942	$8,121	$804	$—	$258,511	$(56,958)	$41	$201,594
Total loans, net	16,902	29,649	23,341	6,424	—	—	76,316	891	3,548	80,755
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	29,240	22,209	38,891	10,973	—	—	101,313	(5,975)	23,756	119,094

Three Months Ended March 31, 2014
Net interest income(1)	$198	$187	$97	$49	$(13)	$(5)	$513	$(15)	$21	$519
Other operating income	113	68	294	25	25	5	530	(4)	(26)	500
Total operating income	311	255	391	74	12	—	1,043	(19)	(5)	1,019
Loan impairment charges	2	7	15	(5)	—	—	19	4	(7)	16
	309	248	376	79	12	—	1,024	(23)	2	1,003
Operating expenses(2)	279	158	239	55	25	—	756	(8)	2	750
Profit (loss) before income tax expense	$30	$90	$137	$24	$(13)	$—	$268	$(15)	$—	$253
Balances at end of period:
Total assets	$19,143	$25,594	$181,545	$8,231	$723	$—	$235,236	$(47,888)	$(174)	$187,174
Total loans, net	16,177	24,509	17,485	6,022	—	—	64,193	1,411	2,719	68,323
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	30,206	21,254	30,126	12,529	—	—	94,115	(3,247)	14,663	105,531

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

HSBC USA Inc.

15. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds used for payment by us of shareholder dividends and, along with interest earned on investments, cover our operating expenses which consist primarily of interest on outstanding debt. Any significant dividend from HSBC Bank USA would require the approval of the Office of the Comptroller of the Currency. Approval is also required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:(3)
HSBC USA	$24,732	10.00%		16.34%	$21,017	10.00%		15.78%
HSBC Bank USA	26,916	10.00		18.55	22,760	10.00		17.86
Tier 1 capital ratio:(3)
HSBC USA	19,089	6.00		12.61	15,205	6.00		11.41
HSBC Bank USA	22,246	8.00		15.33	17,215	8.00		13.51
Common equity Tier 1 ratio:(3)
HSBC USA	17,830	4.50	(2)	11.78	13,754	4.50	(2)	10.33
HSBC Bank USA	19,863	6.50		13.69	17,215	6.50		13.51
Tier 1 leverage ratio:
HSBC USA	19,089	4.00	(2)	9.91	15,205	4.00	(2)	8.54
HSBC Bank USA	22,246	5.00		12.02	17,215	5.00		10.06
Risk weighted assets:(3)
HSBC USA	151,347				133,211
HSBC Bank USA	145,121				127,456

(1)
HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. The regulatory ratios for an institution to be well-capitalized under Basel III became effective beginning January 1, 2015 and the new ratios are shown for both periods.

(2)
There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company. The ratios shown in both periods are the required regulatory minimum ratios beginning in 2015.

(3)
At March 31, 2015, risk weighted assets are calculated under the Basel III Standardized Approach, which replaced the Basel I risk-based guidance for determining risk weighted assets beginning January 1, 2015.

In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the U.S. which, for banking organizations such as HSBC North America and HSBC Bank USA, took effect January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. In addition, the Basel III final rule introduced the Standardized Approach for risk weighted assets, which replaced the Basel I risk-based guidance for determining risk weighted assets beginning January 1, 2015.
During the first quarter of 2015, HSBC USA repaid $4,000 million of senior long-term debt previously issued to HSBC North America and HSBC Bank USA repaid $900 million of subordinated long-term debt previously issued to HSBC USA. In conjunction with these repayments, HSBC USA received a capital contribution of $4,000 million from its immediate parent, HNAI, in exchange for one share of common stock and HSBC USA made capital contributions to its subsidiary, HSBC Bank USA, of $2,400 million in exchange for two shares of common stock and $2,500 million in exchange for 250 shares of non-cumulative preferred stock. These capital actions were taken to support our growth strategy and to strengthen the Basel III regulatory capital positions of both HSBC USA and HSBC Bank USA.

HSBC USA Inc.

16. Variable Interest Entities

In the ordinary course of business, we have organized special purpose entities ("SPEs") primarily to structure financial products to meet our clients' investment needs, to facilitate clients to access and raise financing from capital markets and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. An SPE is a VIE if it lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power through voting or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of March 31, 2015 and December 31, 2014 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate on consolidation.

	March 31, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$372	$—	$380	$—
Long-term debt	—	92	—	92
Interest, taxes and other liabilities	—	86	—	75
Total	$372	$178	$380	$167
Low income housing limited liability partnership  In 2009, all low income housing investments held by us at the time were transferred to a Limited Liability Partnership ("LLP") in exchange for debt and equity while a third party invested cash for an equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor in other liabilities and the assets of the LLP in other assets on our consolidated balance sheet. The investments held by the LLP represent equity investments in the underlying low income housing partnerships. As a practical expedient, we amortize the investments in proportion to the allocated tax benefits under the proportional amortization method of accounting. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of March 31, 2015 and December 31, 2014:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At March 31, 2015
Asset-backed commercial paper conduits	$50	$—	$10,761	$2,710
Structured note vehicles	2,848	7	5,876	5,868
Low income housing partnerships	44	38	141	44
Total	$2,942	$45	$16,778	$8,622
At December 31, 2014
Asset-backed commercial paper conduits	$29	$—	$10,984	$2,685
Structured note vehicles	2,841	7	5,867	5,860
Low income housing partnerships	44	39	141	44
Total	$2,914	$46	$16,992	$8,589
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Asset-backed commercial paper ("ABCP") conduits  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Customers sell financial assets, such as trade receivables, to Regency, which funds the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. We, along with other financial institutions, provide liquidity facilities to Regency in the form of lines of credit or asset purchase commitments. These liquidity facilities support transactions associated with a specific seller of assets to the conduit and we would only be required to provide support in the event of certain triggers associated with those transactions and assets. Our obligations are generally pari passu with those of other institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $2,710 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
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
Low income housing partnerships Separately from the low income housing LLP discussed above, we invest as a limited partner in low income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low income housing tax credits, for investors. The partnerships are deemed to be VIEs because they do not have sufficient equity

HSBC USA Inc.

investment at risk and are structured with non-substantive voting rights. We are not the primary beneficiary of the VIEs and do not consolidate them.
Our investment in low income housing partnerships are recorded in other assets on the consolidated balance sheet. As a practical expedient, we amortize the investment in proportion to the allocated tax benefits under the proportional amortization method of accounting. The maximum exposure to loss shown in the table above represents our recorded investment.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of March 31, 2015 and December 31, 2014. Following the table is a description of the various arrangements.

	March 31, 2015		December 31, 2014
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(1,776)	$115,685	$(1,484)	$117,768
Financial standby letters of credit, net of participations(2)(3)	—	6,174	—	5,358
Performance standby letters of credit, net of participations(2)(3)	—	2,943	—	3,083
Liquidity asset purchase agreements(3)	—	2,710	—	2,685
Total	$(1,776)	$127,512	$(1,484)	$128,894

(1)	Includes $32,035 million and $32,688 million of notional issued for the benefit of HSBC affiliates at March 31, 2015 and December 31, 2014, respectively.

(2)	Includes $880 million and $937 million issued for the benefit of HSBC affiliates at March 31, 2015 and December 31, 2014, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(1,776)	$115,685	$(1,484)	$117,768
Buy-protection credit derivative positions	2,142	121,864	1,741	122,969
Net position(1)	$366	$6,179	$257	$5,201

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $6,174 million and $2,943 million, respectively. As of December 31, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,358 million and $3,083 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $52 million and $50 million at March 31, 2015 and December 31, 2014, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million and $16 million at March 31, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2015 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.7	$72,959	$19,139	$92,098
Structured CDS	1.8	6,111	652	6,763
Index credit derivatives	2.2	4,840	8,288	13,128
Total return swaps	2.7	3,299	397	3,696
Subtotal		87,209	28,476	115,685
Standby Letters of Credit(2)	1.1	6,717	2,400	9,117
Total		$93,926	$30,876	$124,802

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of March 31, 2015 and December 31, 2014 we had issued $2,710 million and $2,685 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 16, "Variable Interest Entities," for further information.
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
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note

HSBC USA Inc.

28, "Litigation and Regulatory Matters," in our 2014 Form10-K for additional discussion of related exposure. There have been no significant changes with regards to this exposure since December 31, 2014. The outstanding principal balance on these loans was approximately $5.7 billion at both March 31, 2015 and December 31, 2014, respectively.
Mortgage Loan Repurchase Obligations  In the ordinary course of business, we originate and sell mortgage loans and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. Historically, these sales had been primarily to government sponsored entities ("GSEs") and, as a result of settlements with FNMA and FHLMC during 2013 and 2014, the repurchase exposure associated with these sales has been substantially resolved. In addition, with the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, new agency eligible originations are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
During the first quarter of 2014, we entered into a settlement with the FHLMC for $25 million, reflected in realized losses in the liability rollforward below, which settled our liability for substantially all loans sold to FHLMC from January 1, 2000 through 2013. As a result of the settlement and a re-assessment of the residual exposure, we released $34 million in repurchase reserves. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreement.
The following table provides information about outstanding repurchase demands received from GSEs and other third parties at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)
GSEs	$2	$2
Others	1	1
Total	$3	$3
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses.
The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three months ended March 31, 2015 and 2014 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

Three Months Ended March 31,	2015	2014
	(in millions)
Balance at beginning of period	$27	$99
Increase (decrease) in liability recorded through earnings	(3)	(34)
Realized losses	(1)	(29)
Balance at end of period	$23	$36
Our remaining mortgage repurchase liability of $23 million at March 31, 2015 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales adjusted for settlements reached with counterparties. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We have seen recent changes in investor demand trends, including significantly lower levels of demands received, and continue to evaluate our methods of determining the best estimate of loss based on these recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at March 31, 2015. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Interest bearing deposits with banks	$397	$415
Trading assets(1)	2,809	2,886
Securities available-for-sale(2)	24,794	22,023
Securities held-to-maturity	3,410	3,602
Loans(3)	13,488	12,580
Other assets(4)	1,996	2,495
Total	$46,894	$44,001

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

(2)
Securities available-for-sale are primarily pledged against derivatives, public fund deposits, trust deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York.

(3)	Loans are primarily residential mortgage loans pledged against current and potential borrowings from the FHLB and the Federal Reserve Bank of New York.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $9,869 million and $8,348 million at March 31, 2015 and December 31, 2014, respectively. The fair value of trading assets that can be sold or repledged was $2,809 million and $2,886 million at March 31, 2015 and December 31, 2014, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $8,608 million and $6,765 million at March 31, 2015 and December 31, 2014, respectively. This collateral was obtained under security resale agreements. Of this collateral, $1,182 million and $2,226 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at March 31, 2015 and December 31, 2014, respectively.
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

HSBC USA Inc.

The following table provides information about repurchase agreements and resell agreements that are subject to offset as of March 31, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of March 31, 2015:
Assets:
Securities purchased under agreements to resell	$8,608	1,643	6,965	6,965	—	$—
Liabilities:
Securities sold under repurchase agreements	$13,860	1,643	12,217	12,217	—	$—

As of December 31, 2014:
Assets:
Securities purchased under agreements to resell	$7,165	5,752	1,413	1,413	—	$—
Liabilities:
Securities sold under repurchase agreements	$13,459	5,752	7,707	7,707	—	$—

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
Valuation of uncollateralized derivatives - During 2014, we adopted a funding fair value adjustment ("FFVA") to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the Overnight Indexed Swap ("OIS") rate. See "Valuation Techniques - Derivatives" below for additional details.
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

HSBC USA Inc.

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this report.
The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2015 and December 31, 2014:

March 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$33,260	$33,260	$972	$32,249	$39
Federal funds sold and securities purchased under resale agreements	6,965	6,965	—	6,965	—
Non-derivative trading assets	15,938	15,938	2,912	9,925	3,101
Derivatives	8,403	8,403	8	8,350	45
Securities	47,111	47,446	25,141	22,305	—
Commercial loans, net of allowance for credit losses	61,113	62,494	—	—	62,494
Commercial loans designated under fair value option and held for sale	255	255	—	255	—
Commercial loans held for sale	36	36	—	36	—
Consumer loans, net of allowance for credit losses	19,642	18,143	—	—	18,143
Consumer loans held for sale:
Residential mortgages	24	25	—	20	5
Other consumer	90	90	—	—	90
Financial liabilities:
Short-term financial liabilities	$15,710	$15,710	$—	$15,671	$39
Deposits:
Without fixed maturities	109,625	109,625	—	109,625	—
Fixed maturities	2,521	2,524	—	2,524	—
Deposits designated under fair value option	6,948	6,948	—	5,022	1,926
Non-derivative trading liabilities	646	646	477	169	—
Derivatives	11,846	11,846	19	11,798	29
Long-term debt	20,387	21,259	—	21,259	—
Long-term debt designated under fair value option	9,033	9,033	—	8,391	642

HSBC USA Inc.

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,746	$31,746	$891	$30,807	$48
Federal funds sold and securities purchased under resale agreements	1,413	1,413	—	1,413	—
Non-derivative trading assets	15,490	15,490	2,675	9,722	3,093
Derivatives	7,258	7,258	10	7,200	48
Securities	43,609	43,835	22,048	21,787	—
Commercial loans, net of allowance for credit losses	57,595	58,891	—	—	58,891
Commercial loans designated under fair value option and held for sale	384	384	—	384	—
Commercial loans held for sale	144	144	—	144	—
Consumer loans, net of allowance for credit losses	19,466	17,896	—	—	17,896
Consumer loans held for sale:
Residential mortgages	18	19	—	14	5
Other consumer	66	66	—	—	66
Financial liabilities:
Short-term financial liabilities	$12,861	$12,861	$—	$12,813	$48
Deposits:
Without fixed maturities	105,962	105,962	—	105,962	—
Fixed maturities	2,810	2,813	—	2,813	—
Deposits designated under fair value option	7,346	7,346	—	5,378	1,968
Non-derivative trading liabilities	705	705	653	52	—
Derivatives	8,413	8,413	8	8,376	29
Long-term debt	18,733	19,524	—	19,524	—
Long-term debt designated under fair value option	8,791	8,791	—	8,144	647
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2015 and December 31, 2014 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
March 31, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,912	$107	$—	$3,019	$—	$3,019
Obligations of U.S. States and political subdivisions	—	586	—	586	—	586
Collateralized debt obligations	—	—	253	253	—	253
Asset-backed securities:
Residential mortgages	—	139	—	139	—	139
Student Loans	—	88	—	88	—	88
Corporate and other domestic debt securities	—	—	2,848	2,848	—	2,848
Debt Securities issued by foreign entities:
Corporate	—	183	—	183	—	183
Government-backed	—	5,494	—	5,494	—	5,494
Equity securities	—	18	—	18	—	18
Precious metals trading	—	3,310	—	3,310	—	3,310
Derivatives(2):
Interest rate contracts	32	51,719	21	51,772	—	51,772
Foreign exchange contracts	22	27,735	19	27,776	—	27,776
Equity contracts	—	2,245	165	2,410	—	2,410
Precious metals contracts	33	794	—	827	—	827
Credit contracts	—	4,025	258	4,283	—	4,283
Derivatives netting	—	—	—	—	(78,665)	(78,665)
Total derivatives	87	86,518	463	87,068	(78,665)	8,403
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,141	2,721	—	27,862	—	27,862
Obligations of U.S. states and political subdivisions	—	748	—	748	—	748
Asset-backed securities:
Commercial mortgages	—	29	—	29	—	29
Home equity	—	85	—	85	—	85
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	360	—	360	—	360
Government-backed	—	3,753	—	3,753	—	3,753
Equity securities	—	165	—	165	—	165
Loans(3)	—	255	—	255	—	255
Mortgage servicing rights(4)	—	—	141	141	—	141
Total assets	$28,140	$104,653	$3,705	$136,498	$(78,665)	$57,833
Liabilities:
Deposits in domestic offices(5)	$—	$5,022	$1,926	$6,948	$—	$6,948
Trading liabilities, excluding derivatives	477	169	—	646	—	646
Derivatives(2):
Interest rate contracts	58	52,183	1	52,242	—	52,242
Foreign exchange contracts	47	26,315	19	26,381	—	26,381
Equity contracts	—	1,603	122	1,725	—	1,725
Precious metals contracts	31	645	—	676	—	676
Credit contracts	—	3,932	66	3,998	—	3,998
Derivatives netting	—	—	—	—	(73,176)	(73,176)
Total derivatives	136	84,678	208	85,022	(73,176)	11,846
Long-term debt(5)	—	8,391	642	9,033	—	9,033
Total liabilities	$613	$98,260	$2,776	$101,649	$(73,176)	$28,473

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,675	$48	$—	$2,723	$—	$2,723
Obligations of U. S. States and political subdivisions	—	591	—	591	—	591
Collateralized debt obligations	—	—	253	253	—	253
Asset-backed securities:
Residential mortgages	—	142	—	142	—	142
Student loans	—	86	—	86	—	86
Corporate and other domestic debt securities	—	1	2,840	2,841	—	2,841
Debt Securities issued by foreign entities:
Corporate	—	184	—	184	—	184
Government-backed	—	6,656	—	6,656	—	6,656
Equity securities	—	22	—	22	—	22
Precious metals trading	—	1,992	—	1,992	—	1,992
Derivatives(2):
Interest rate contracts	46	46,012	1	46,059	—	46,059
Foreign exchange contracts	—	22,241	23	22,264	—	22,264
Equity contracts	—	2,212	180	2,392	—	2,392
Precious metals contracts	59	1,013	—	1,072	—	1,072
Credit contracts	—	3,899	296	4,195	—	4,195
Derivatives netting	—	—	—	—	(68,724)	(68,724)
Total derivatives	105	75,377	500	75,982	(68,724)	7,258
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,048	3,117	—	25,165	—	25,165
Obligations of U.S. states and political subdivisions	—	667	—	667	—	667
Asset-backed securities:
Commercial mortgages	—	43	—	43	—	43
Home equity	—	89	—	89	—	89
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	517	—	517	—	517
Government-backed	—	3,398	—	3,398	—	3,398
Equity securities	—	167	—	167	—	167
Loans(3)	—	384	—	384	—	384
Mortgage servicing rights(4)	—	—	159	159	—	159
Total assets	$24,828	$93,575	$3,752	$122,155	$(68,724)	$53,431
Liabilities:
Deposits in domestic offices(5)	$—	$5,378	$1,968	$7,346	$—	$7,346
Trading liabilities, excluding derivatives	653	52	—	705	—	705
Derivatives(2):
Interest rate contracts	43	46,683	1	46,727	—	46,727
Foreign exchange contracts	13	20,847	23	20,883	—	20,883
Equity contracts	—	1,661	138	1,799	—	1,799
Precious metals contracts	18	596	—	614	—	614
Credit contracts	—	3,941	86	4,027	—	4,027
Derivatives netting	—	—	—	—	(65,637)	(65,637)
Total derivatives	74	73,728	248	74,050	(65,637)	8,413
Long-term debt(5)	—	8,144	647	8,791	—	8,791
Total liabilities	$727	$87,302	$2,863	$90,892	$(65,637)	$25,255

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $6,506 million and $5,602 million and trading derivative liabilities of $10,642 million and $7,459 million as of March 31, 2015 and December 31, 2014, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

HSBC USA Inc.

(3)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 6, "Loans Held for Sale," for further information.

(4)	See Note 7, "Intangible Assets," for additional information.

(5)	See Note 10, "Fair Value Option," for additional information.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Levels 1 and 2 measurements  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2015 and 2014.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2015 and 2014. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$9	$—	$—	$—	$(8)	$—	$—	$254	$7
Corporate and other domestic debt securities	2,840	—	—	8	—	—	—	—	2,848	—
Derivatives, net(2):
Interest rate contracts	—	19	1	—	—	—	—	—	20	20
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	23	—	—	—	(21)	—	(1)	43	14
Credit contracts	210	(12)	—	—	—	(6)	—	—	192	(40)
Mortgage servicing rights(3)	159	—	(14)	—	—	(4)	—	—	141	(14)
Total assets	$3,504	$39	$(13)	$8	$—	$(39)	$—	$(1)	$3,498	$(13)
Liabilities:
Deposits in domestic offices(4)	$(1,968)	$—	$(19)	$—	$(89)	$49	$—	$101	$(1,926)	$(13)
Long-term debt(4)	(647)	—	(7)	—	(87)	79	—	20	(642)	(6)
Total liabilities	$(2,615)	$—	$(26)	$—	$(176)	$128	$—	$121	$(2,568)	$(19)

HSBC USA Inc.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$7	$—	$—	$—	$(3)	$—	$—	$258	$7
Corporate and other domestic debt securities	2,260	(5)	—	553	—	—	—	—	2,808	(6)
Government debt securities issued by foreign entities	121	2	—	—	—	(6)	—	—	117	(4)
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	95	1	—	—	—	(6)	—	6	96	1
Equity contracts	3	19	—	—	—	(7)	4	5	24	12
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(13)	—	—	—	3	—	—	181	(28)
Mortgage servicing rights(3)	227	—	(12)	—	—	(10)	—	—	205	(12)
Total assets	$3,150	$13	$(12)	$553	$—	$(29)	$4	$11	$3,690	$(30)
Liabilities:
Deposits in domestic offices(4)	$(2,334)	$(124)	$—	$—	$(25)	$167	$(68)	$140	$(2,244)	$(23)
Long-term debt(4)	(900)	93	—	—	(43)	47	—	71	(732)	(2)
Total liabilities	$(3,234)	$(31)	$—	$—	$(68)	$214	$(68)	$211	$(2,976)	$(25)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $463 million and derivative liabilities of $208 million as of March 31, 2015 and derivative assets of $694 million and derivative liabilities of $392 million as of March 31, 2014.

(3)	See Note 7, "Intangible Assets," for additional information.

(4)	See Note 10, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of March 31, 2015 and December 31, 2014:

March 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	254	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,848	Discounted cash flows	Spread volatility on collateral assets	1% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	20	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	6% - 99%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	17% - 22%
Equity derivative contracts(1)	43	Option pricing model	Equity / Equity Index volatility	13% - 65%
			Equity / Equity and Equity / Index correlation	47% - 59%
Credit derivative contracts	192	Option pricing model	Correlation of defaults of a portfolio of reference credit names	49% - 52%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	141	Option adjusted discounted cash flows	Constant prepayment rates	11% - 51%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(1,926)	Option adjusted discounted cash flows	Implied volatility of currency pairs	17% - 22%
			Equity / Equity Index volatility	13% - 65%
			Equity / Equity and Equity / Index correlation	47% - 59%
Long-term debt (structured notes)(1)(2)	(642)	Option adjusted discounted cash flows	Implied volatility of currency pairs	17% - 22%
			Equity / Equity Index volatility	13% - 65%
			Equity / Equity and Equity / Index correlation	47% - 59%

HSBC USA Inc.

December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	253	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,840	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	6% - 98%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	10% - 17%
Equity derivative contracts(1)	42	Option pricing model	Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Credit derivative contracts	210	Option pricing model	Correlation of defaults of a portfolio of reference credit names	52% - 57%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	159	Option adjusted discounted cash flows	Constant prepayment rates	10% - 49%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(1,968)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Long-term debt (structured notes)(1)(2)	(647)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%

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

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of March 31, 2015 is about 1.8 times that of CLOs.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 17 percent and 22 percent while the implied volatility for equity/equity or equity/equity index is between 13 percent and 65 percent, respectively at March 31, 2015. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 7 percent and 6 percent, respectively at March 31, 2015.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 47 percent and 59 percent at March 31, 2015.

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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2015, we transferred $101 million of deposits in domestic offices and $20 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of March 31, 2015 and December 31, 2014. The gains (losses) during the three months ended March 31, 2015 and 2014 are also included.

	Non-Recurring Fair Value Measurements as of March 31, 2015				Total Gains (Losses) For the Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$1	$5	$6	$—
Consumer loans(2)	—	37	—	37	(10)
Commercial loans held for sale(3)	—	35	—	35	(8)
Impaired commercial loans(4)	—	—	48	48	—
Real estate owned(5)	—	22	—	22	1
Total assets at fair value on a non-recurring basis	$—	$95	$53	$148	$(17)

	Non-Recurring Fair Value Measurements as of December 31, 2014				Total Gains (Losses) For the Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$5	$5	$3
Consumer loans(2)	—	164	—	164	(15)
Commercial loans held for sale(3)	—	77	—	77	—
Impaired commercial loans(4)	—	—	53	53	(6)
Real estate owned(5)	—	19	—	19	1
Total assets at fair value on a non-recurring basis	$—	$260	$58	$318	$(17)

(1)
As of March 31, 2015 and December 31, 2014, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	As of March 31, 2015 and December 31, 2014, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014:

As of March 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$5	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	48	Valuation of third party appraisal on underlying collateral	Loss severity rates	17% - 40%

As of December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$5	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	53	Valuation of third party appraisal on underlying collateral	Loss severity rates	8% - 47%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 68 percent at March 31, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 32 percent at March 31, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Loans - Except for certain commercial loans held for sale for which the fair value option has been elected, we do not record loans at fair value on a recurring basis. From time to time, we record impairments to loans. The write-downs can be based on observable market price of the loan, the underlying collateral value or a discounted cash flow analysis. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity.

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

•
Commercial loans held for sale designated under FVO – We record certain commercial loans held for sale at fair value. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $52 million and $50 million at March 31, 2015 and December 31, 2014, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of March 31, 2015:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$80	$—	$80
	Residential mortgages - Subprime	53	—	53
	Student loans	88	—	88
	Total AAA -A	221	—	221
BBB -B	Collateralized debt obligations	—	253	253
CCC-Unrated	Residential mortgages - Subprime	6	—	6
		$227	$253	$480
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$29	$—	$29
	Home equity - Alt A	85	—	85
	Other	94	—	94
	Total AAA -A	$208	$—	$208

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
We use the OIS curves as inputs to measure the fair value of collateralized derivatives. Historically, we valued uncollateralized derivatives by discounting expected future cash flows at a benchmark interest rate, typically LIBOR or its equivalent. In line with evolving industry practice, we changed this approach during 2014. We now view the OIS curve as the base discounting curve for all derivatives, both collateralized and uncollateralized, and have adopted a FFVA to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the OIS rate. This is an area in which a full industry consensus has not yet emerged. We will continue to monitor industry evolution and refine the calculation methodology as necessary.

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

HSBC USA Inc.

19. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2014 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2014 Form 10-K are reported herein.
In addition to the matters described below, and in our 2014 Form 10-Ks, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the litigation and governmental and regulatory matters disclosed below and in Note 28, "Litigation and Regulatory Matters," in our 2014 Form 10-K as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $60 million for HUSI and its U.S. affiliates. The litigation and governmental and regulatory matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Based on the facts currently known, in respect of each of the below investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Credit Card Litigation  In the Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A) case, the court granted plaintiff’s motion for partial summary judgment on the issue of whether plaintiff has antitrust standing and denied defendants’ motion for partial summary judgment on the same issue in April 2015. Discovery is proceeding.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) The motion for reconsideration of the court’s order granting defendants’ motion to dismiss is fully briefed, and we await a decision from the court.
Checking Account Overdraft Litigation In March 2015, plaintiffs in the state court action (Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11) (“State Action”)) filed papers in support of an agreement reached with HSBC Bank USA to settle the claims on a class wide basis for $30 million. The settlement is subject to court approval. The court has scheduled a preliminary approval hearing for July 7, 2015, at which time the court will also consider the federal plaintiffs' motion to intervene in the action.
In the federal court multidistrict litigation (In re HSBC Bank, USA, N.A. Debit Card Overdraft Fee Litigation (E.D.N.Y. 2:13-MD-02451)), HSBC Bank USA filed a motion to stay the federal court action given the settlement in the State Action. Plaintiffs opposed the motion and filed a cross-motion for injunctive relief seeking to prevent the settlement in the State Action from proceeding. In April 2015, the court issued an order denying plaintiffs’ motion for an injunction and granting, in part, HSBC Bank USA’s motion for a stay. The court ruled that discovery may proceed but that the pending motion for class certification would be held in abeyance pending proceedings in the State Action regarding approval of the settlement.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In March 2015, the court denied the HSBC defendants’ motion for summary judgment.
Lender-Placed Insurance Matters In April 2015, the court granted preliminary approval of the settlement reached by the parties in the Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) putative class action regarding lender

HSBC USA Inc.

placed flood insurance. Under the agreement, HSBC agreed to pay $1.8 million inclusive of claims, attorneys’ fees and administrative costs. The court has scheduled a final settlement approval hearing for October 2015.
Private Mortgage Insurance Matters The court denied the HSBC defendants’ motion for summary judgment, without prejudice.
People of the State of New York v. HSBC Bank USA, National Association and HSBC Mortgage Corporation (USA) On March 30, 2015, the court granted HSBC Mortgage Corporation’s ("HSBC Mortgage") motion for summary judgment and dismissed the New York Attorney General’s (“AG”) Petition. The AG may appeal the court’s decision.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) A second consolidated amended complaint was filed in March 2015, and defendants must file their consolidated response thereto on April 30, 2015.
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) Defendants filed a consolidated response to the consolidated amended complaint in March 2015. Plaintiffs filed a second amended complaint in response to the motion in April 2015.
Platinum and Palladium Fix Litigation Plaintiffs filed a consolidated amended complaint in April 2015. Defendants’ consolidated response thereto is due in June 2015.
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
In March 2015, the U.S. Supreme Court denied the Herald and Thema plaintiffs’ petition for writ of certiorari in the In re Herald, Primeo and Thema Securities Litigation. The dismissal of the Herald and Thema plaintiffs’ claims on grounds of forum non conveniens is now complete.
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
Benchmark Rate Litigation
Defendants’ motions to dismiss the amended complaints filed in individual actions were heard in the first quarter of 2015.
Residential Funding Litigation
In December 2013, Residential Funding Company, LLC (“RFC”) filed an action against HSBC Mortgage in Minnesota state court relating to alleged losses RFC suffered as a result of its purchase of approximately 8,800 mortgage loans from HSBC Mortgage between 1986 and 2007. The action subsequently was removed and transferred to the U.S. District Court for the Southern District of New York (“S.D.N.Y.”) and then referred to the Bankruptcy Court for the S.D.N.Y. for disposition in connection with RFC’s pending bankruptcy action. Residential Funding Co. v. HSBC Mortg. Corp. (USA), Adv. Proc. No. 14-01915(MG). An amended complaint was subsequently filed with Rescap Liquidating Trust, as successor to RFC f/k/a Residential Funding Corporation as the named plaintiff. RFC alleges claims for breach of contract for alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans and contractual indemnification for alleged losses incurred by RFC arising out of purported defects in loans that RFC purchased from HSBC Mortgage and subsequently sold to third parties. In February 2015, the court granted in part and denied in part HSBC Mortgage’s motion to dismiss. The court dismissed breach of contract claims relating to loans purchased before May 14, 2006 on statute of limitations grounds but allowed other claims to proceed. Discovery is proceeding.
Mortgage Securitization Pool Trust Litigation Additional actions have been filed against HSBC Bank USA in its role as trustee for certain trusts by National Credit Union Administration Board, as liquidating agent, and the Western and Southern Life Insurance Company, et al., in the U.S. District Court for the Southern District of New York and Ohio state court, respectively, alleging that the trusts have sustained losses to collateral. These matters are at very early stages.

HSBC USA Inc.

Shareholder Derivative Action The nominal corporate defendants (HSBC, HSBC Bank USA, HSBC North America and HSBC USA) filed a motion to dismiss the amended complaint in March 2015. Individual defendants who have been served also responded to the amended complaint.
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. Defendants filed a motion to dismiss in March 2015. In response, plaintiffs filed an amended complaint in April 2015. Motions to dismiss are to be filed in May 2015.
Alfredo Villoldo, et al. v. HSBC Bank USA, N.A., et al. HSBC and HSBC Bank USA filed a motion to dismiss in April 2015.
Other Regulatory and Law Enforcement Investigations
In November 2014, the Argentine tax authority filed a complaint alleging an unlawful association between HSBC Private Bank Suisse SA, HSBC Bank Argentina and HSBC Bank USA and certain HSBC officers, which allegedly enabled HSBC customers to evade Argentine tax obligations. The Argentine Congress has convened a special committee to investigate the matter and issues related to allegations of evasion of Argentine income taxes broadly. The Committee met on April 1, 2015 and is expected to continue to meet weekly and we are monitoring its proceedings.

HSBC USA Inc.

20. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2015:

•
Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed in lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. We adopted this guidance on January 1, 2015. The adoption of this standard did not have any impact on our financial statements. See Note 4, "Loans," for the new disclosure required by this standard.

•
Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires secured borrowing accounting for the repurchase agreement in a contemporaneous repurchase financing arrangement. The accounting changes in the ASU are effective for all annual and interim periods beginning January 1, 2015. The ASU also requires new disclosure about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings to be presented for annual periods beginning January 1, 2015, and for interim periods beginning April 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

The following are accounting pronouncements which will be adopted in future periods:

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will be effective for all annual and interim periods beginning January 1, 2017. The amendments in the ASU may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of adoption recognized in equity at the date of initial application. We are currently evaluating the potential impact of adopting this ASU, including determining which transition method to apply.

•
Amendments to the Consolidation Analysis In February 2015, the FASB issued an ASU which rescinds the deferral of VIE consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to registered money market funds and similar unregistered money market funds. The ASU makes several other amendments including a) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; b) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; c) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary determination if certain conditions are met; and d) reduces the application of the related party guidance for VIEs. The ASU will be effective for all annual and interim periods beginning January 1, 2016 and the guidance can be applied either retrospectively or by recording a cumulative effect adjustment to equity with early adoption permitted. We are currently evaluating the potential impact of adopting this ASU, but currently do not expect the adoption of this guidance will have a significant impact on our financial position or results of operations.

There have been no additional accounting pronouncements issued during the first quarter of 2015 that are expected to have or could have a significant impact on our financial position or results of operations.

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyber attacks;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

HSBC USA Inc.

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines.

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K").
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
Current Environment  The U.S. economy continued its recovery during the first quarter of 2015. While consumer sentiment reached an 11 year high in January, modest declines occurred in February and March due to bad weather and a bump in gasoline prices which resulted in overall sentiment remaining broadly flat at March 31, 2015 compared with year-end levels. In March, the Federal Reserve Board dropped its assurance that it would remain patient before acting on rates, however indications were that future increases may begin later and with a smaller succession of increases than previously expected. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
Although the number of jobs created in March was much lower than anticipated, the U.S. economy added almost 600 thousand jobs during the first quarter of 2015, while the number of long-term unemployed fell almost 8 percent since December 31, 2014 and total unemployment fell to 5.5 percent as of March 2015. Despite these trends, headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work, the number of discouraged people who have stopped looking for work remains elevated and economic uncertainty remains high in many economies outside the U.S., including Latin America where tepid economic activity has continued into the first quarter of 2015. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.
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
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014:

Three Months Ended March 31,	2015	2014
	(dollars are in millions)
Net Income	$164	$104
Rate of return on average:
Total assets	.3%	.2%
Total common shareholders' equity	3.8	2.3
Net interest margin	1.39	1.30
Efficiency ratio	72.6	73.6
Commercial net charge-off ratio(1)	.04	.20
Consumer net charge-off ratio(1)	.49	.51

(1)	Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.86%	.87%
Commercial allowance as a percent of loans(1)	.87	.85
Consumer allowance as a percent of loans(1)	.85	.96
Consumer two-months-and-over contractual delinquency	5.24	5.59
Loans to deposits ratio(2)	93.52	91.94
Total capital to risk weighted assets	16.34	15.78
Tier 1 capital to risk weighted assets	12.61	11.41
Common equity Tier 1 ratio	11.78	10.33
Total shareholders’ equity to total assets	10.45	9.14

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$33,221	$31,698
Trading assets	22,444	21,092
Securities available-for-sale	33,096	30,140
Loans:
Commercial loans	61,647	58,087
Consumer loans	19,811	19,654
Total loans	81,458	77,741
Deposits	119,094	116,118

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Net income was $164 million during the three months ended March 31, 2015 compared with income of $104 million during the three months ended March 31, 2014. Income before income tax was $240 million during the three months ended March 31, 2015 compared with income of $253 million during the three months ended March 31, 2014. The slight decrease in income before income tax reflects a higher provision for credit losses, higher operating expenses and lower other revenues, partially offset by higher net interest income.
Our results in all periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option which distorts comparability of the performance trends of our business between periods. The following table summarizes the impact of this item for all periods presented:

Three Months Ended March 31,	2015	2014
	(in millions)
Income before income tax, as reported	$240	$253
Fair value movement on own fair value option debt attributable to credit spread	(70)	(19)
Adjusted performance(1)	$170	$234

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the impact of the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option in the table above, our adjusted performance for the three months ended March 31, 2015 decreased $64 million compared with the prior year period as lower other revenues, driven primarily by lower trading revenue, a higher provision for credit losses and higher operating expenses were partially offset by higher net interest income.
See "Results of Operations" for more detailed discussion of our operations trends. In addition, see "Balance Sheet Review" for further discussion on our receivable trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.

HSBC USA Inc.

We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. Additional cost reduction opportunities have been identified and are in the process of implementation. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented. We also continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.
During the first quarter of 2015, HSBC USA repaid $4,000 million of senior long-term debt previously issued to HSBC North America and HSBC Bank USA repaid $900 million of subordinated long-term debt previously issued to HSBC USA. In conjunction with these repayments, HSBC USA received a capital contribution of $4,000 million from its immediate parent, HSBC North America Inc. ("HNAI"), in exchange for one share of common stock and HSBC USA made capital contributions to its subsidiary, HSBC Bank USA, of $2,400 million in exchange for two shares of common stock and $2,500 million in exchange for 250 shares of non-cumulative preferred stock. These capital actions were taken to support our growth strategy and to strengthen the Basel III regulatory capital positions of both HSBC USA and HSBC Bank USA.

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

Three Months Ended March 31,	2015	2014
	(in millions)
Net income – U.S. GAAP basis	$164	$104
Adjustments, net of tax:
Loan impairment	14	23
Loans held for sale	8	—
Pension costs	1	8
Securities	(2)	(2)
Loan origination	(3)	(4)
Property	(3)	—
Derivatives	(3)	—
Other	(11)	(3)
Net income – Group Reporting Basis	165	126
Tax expense – Group Reporting Basis	96	142
Profit before tax – Group Reporting Basis	$261	$268
The significant differences between U.S. GAAP and Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and Group Reporting Basis impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at March 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	March 31, 2015	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$40,186	$7,075	21.4%
Loans, net	80,755	3,694	4.8
Loans held for sale	405	(207)	(33.8)
Trading assets	22,444	1,352	6.4
Securities	47,111	3,502	8.0
Other assets	10,693	639	6.4
	$201,594	$16,055	8.7%
Funding sources:
Total deposits	$119,094	$2,976	2.6%
Trading liabilities	11,288	3,124	38.3
Short-term borrowings	15,653	2,858	22.3
Long-term debt	29,420	1,896	6.9
All other liabilities	5,068	1,097	27.6
Shareholders’ equity	21,071	4,104	24.2
	$201,594	$16,055	8.7%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. In managing our overall liquidity, short-term investments increased since December 31, 2014, driven by recent debt issuances which have not been re-deployed into loans as well as increases in non-core deposits, net trading liabilities and short-term borrowings. Balances will fluctuate from period to period depending upon our liquidity position at the time.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at March 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	March 31, 2015	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$10,901	$601	5.8%
Business and corporate banking	19,251	1,432	8.0
Global banking(1)	28,029	1,642	6.2
Other commercial loans	3,466	(115)	(3.2)
Total commercial loans	61,647	3,560	6.1
Consumer loans:
Residential mortgages	16,991	330	2.0
Home equity mortgages	1,716	(68)	(3.8)
Credit cards	680	(40)	(5.6)
Other consumer	424	(65)	(13.3)
Total consumer loans	19,811	157.8
Total loans	81,458	3,717	4.8
Allowance for credit losses	703	23	3.4
Loans, net	$80,755	$3,694	4.8%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,016 million and $4,821 million at March 31, 2015 and December 31, 2014, respectively.

Commercial loans increased compared with December 31, 2014 due to new business activity which reflects our continued focus on expanding our core offerings and proactively targeting companies with international banking requirements in key growth markets.
Residential mortgage loans increased compared with December 31, 2014 as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage"). Home equity mortgages decreased compared with December 31, 2014 reflecting net paydowns as our focus continues to shift towards residential mortgage loans and new origination volume continues to decline.
Prior to 2014, real estate markets in a large portion of the United States were affected by stagnation or declines in property values for a number of years. While the loan-to-value ("LTV") ratios for our mortgage loan portfolio have generally deteriorated since origination, we have seen a general improvement in the LTVs for our mortgage loan portfolio during the last two years. The following table presents LTVs for our mortgage loan portfolio, excluding mortgage loans held for sale:

	LTVs at March 31, 2015(1)(2)		LTVs at December 31, 2014(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	93.1%	76.3%	92.3%	74.5%
80% < LTV < 90%	3.9	11.2	4.2	11.9
90% < LTV < 100%	1.9	7.3	2.1	7.7
LTV > 100%	1.1	5.2	1.3	6.0
Average LTV for portfolio	56.9	60.7	57.4	61.6

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

HSBC USA Inc.

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of December 31, 2014 and September 30, 2014, respectively.

Credit card receivable balances decreased compared with December 31, 2014 reflecting seasonal paydowns.
Other consumer loans decreased since December 31, 2014 reflecting paydowns.
Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	March 31, 2015	Amount	%
	(dollars are in millions)
Commercial loans	$291	$(237)	(44.9)%
Consumer loans:
Residential mortgages	24	6	33.3%
Other consumer	90	24	36.4
Total consumer loans	114	30	35.7%
Total loans held for sale	$405	$(207)	(33.8)%
Commercial loans held for sale decreased compared with December 31, 2014. Balances will fluctuate from period to period depending upon volume and level of activity. Commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties and commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under the fair value option. The fair value of commercial loans held for sale under these programs was $255 million and $384 million at March 31, 2015 and December 31, 2014, respectively.
Commercial loans held for sale also included $34 million and $44 million of global banking loans at March 31, 2015 and December 31, 2014, respectively, which were transferred to held for sale during 2014, as well as commercial real estate loans of $2 million and $100 million at March 31, 2015 and December 31, 2014, respectively.
Residential mortgage loans held for sale increased slightly compared with December 31, 2014. We sell all our agency eligible loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $4 million at both March 31, 2015 and December 31, 2014 which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale includes student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation allowance on consumer loans held for sale was $12 million and $15 million at March 31, 2015 and December 31, 2014, respectively. The valuation allowance on commercial loans held for sale was $12 million and $5 million at March 31, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at March 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	March 31, 2015	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$12,628	$(870)	(6.4)%
Precious metals	3,310	1,318	66.2
Derivatives, net(2)	6,506	904	16.1
	$22,444	$1,352	6.4%
Trading liabilities:
Securities sold, not yet purchased	$646	$(37)	(5.4)%
Payables for precious metals	—	(22)	(100.0)
Derivatives, net(3)	10,642	3,183	42.7
	$11,288	$3,124	38.3%

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At March 31, 2015 and December 31, 2014 the fair value of derivatives included in trading assets has been reduced by $6,573 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At March 31, 2015 and December 31, 2014 the fair value of derivatives included in trading liabilities has been reduced by $1,084 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased compared with December 31, 2014 due primarily to a decrease in foreign sovereign guaranteed positions, partially offset by increases in U.S. Treasury and U.S. government agency mortgage-backed securities. Securities positions are held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased decreased since December 31, 2014 reflecting a decrease in U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2014 driven by an increase in our own gold and silver inventory positions held as hedges for client activity. The increase also reflects a slight increase in spot rates for certain metals. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both increased since December 31, 2014 mainly from market movements as valuations of interest rate and foreign exchange derivatives increased.
Securities   Securities include securities available-for-sale and securities held-to-maturity. With regards to securities available for sale, balances will fluctuate between periods depending upon our liquidity position at the time. The increase in balances since December 31, 2014 largely reflects net purchases of U.S. government sponsored and government agency mortgage-backed securities partially offset by net sales of U.S. Treasury securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
Other Assets  Other assets includes intangibles and goodwill. Other assets increased since December 31, 2014 due primarily to higher derivative balances associated with hedging activities, an increase in net deferred tax assets and higher investments in Federal Home Loan Bank stock.

HSBC USA Inc.

Deposits  The following summarizes deposit balances by major depositor categories at March 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	March 31, 2015	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$102,662	$6,275	6.5%
Domestic and foreign banks	15,222	(3,357)	(18.1)
U.S. government and states and political subdivisions	881	56	6.8
Foreign governments and official institutions	329	2.6
Total deposits	$119,094	$2,976	2.6%
Total core deposits(1)	$86,779	$2,293	2.7%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2014 largely due to an increase in wholesale time deposits driven by new issuances, higher levels of commercial savings reflecting new business activity in key growth markets and increased deposits from individuals driven by the impact of promotional rates offered on savings accounts in our Premier segment. These increases were partially offset by reductions in call deposits from banks as counterparties seek alternative placement options given the low rate environment. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits increased to $21,285 million at March 31, 2015 as compared with $20,343 million at December 31, 2014; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings increased since December 31, 2014 primarily due to increased levels of securities sold under agreements to repurchase resulting from the management of our short-term liquidity positions, partially offset by a decrease in commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2014 reflecting the impact of debt issuances, including increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt repayments and retirements. Debt issuances during the three months ended March 31, 2015 totaled $8,956 million, of which $17 million was issued by HSBC Bank USA. During the first quarter of 2015, HSBC USA repaid $4,000 million of senior debt previously issued to HSBC North America. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $17 million during the three months ended March 31, 2015. Total debt outstanding under this program was $4,499 million and $4,501 million at March 31, 2015 and December 31, 2014, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $4,339 million of senior debt during the three months ended March 31, 2015, which included $3,300 million of senior notes issued by HSBC USA in February as well as $1,039 million of structured notes. Total long-term debt outstanding under this shelf was $18,418 million and $17,161 million at March 31, 2015 and December 31, 2014, respectively.
Borrowings from the FHLB totaled $5,600 million and $1,000 million at March 31, 2015 and December 31, 2014, respectively.
All Other Liabilities  All other liabilities increased compared with December 31, 2014 due primarily to higher outstanding settlement balances related to security purchases and higher derivative balances associated with hedging activities.

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
The significant components of net interest margin are summarized in the following table:

		2015 Compared to 2014 Increase (Decrease)
Three Months Ended March 31,	2015	Volume	Rate	2014
	(dollars are in millions)
Interest income:
Short-term investments	$22	$7	$(1)	$16
Trading securities	95	8	39	48
Securities	204	(35)	28	211
Commercial loans	320	59	(26)	287
Consumer loans	181	6	(2)	177
Other	15	(1)	6	10
Total interest income	837	44	44	749
Interest expense:
Deposits	46	12	(1)	35
Short-term borrowings	11	(3)	8	6
Long-term debt	167	50	(53)	170
Tax liabilities and other	3	(3)	(9)	15
Total interest expense	227	56	(55)	226
Net interest income – taxable equivalent basis	610	$(12)	$99	523
Less: tax equivalent adjustment	4			4
Net interest income – non taxable equivalent basis	$606			$519

Yield on total interest earning assets	1.91%			1.86%
Cost of total interest bearing liabilities	.69			.73
Interest rate spread	1.22			1.13
Benefit from net non-interest paying funds(1)	.17			.17
Net interest margin on average earning assets	1.39%			1.30%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income increased during the three months ended March 31, 2015 due to an increase in interest income, driven primarily by higher income from trading securities and commercial loans, while interest expense was relatively flat.
Short-term investments Higher interest income during the three months ended March 31, 2015 reflects higher average balances, primarily in securities purchased under agreements to resell.
Trading securities The increase in interest income during the three months ended March 31, 2015 was driven primarily by a shift in asset mix to longer term, higher yielding securities and, to a lesser extent, higher average securities balances. Securities in the trading portfolio are managed as hedges against the derivative activity of our customers, which, in response to the current interest rate environment, has shifted towards longer term, higher yielding returns.

HSBC USA Inc.

Securities Interest income decreased during the three months ended March 31, 2015 due primarily to lower average outstanding balances which reflects the sales of U.S. Treasury, U.S. government agency mortgage-backed and other asset-backed securities, partially offset by a shift in asset mix to higher yielding securities.
Commercial loans Interest income increased during the three months ended March 31, 2015 driven by higher average balances due to loan growth, partially offset by lower yields on newly originated loans and refinanced loans. Lower yields reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Consumer loans Interest income increased during the three months ended March 31, 2015 driven by higher residential mortgage average balances, partially offset by lower yields on newly originated loans. Lower yields on newly originated loans reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Deposits Higher interest expense during the three months ended March 31, 2015 primarily reflects the impact of higher average interest-bearing deposit balances.
Short-term borrowings Higher interest expense during the three months ended March 31, 2015, reflects higher rates paid on these borrowings, partially offset by lower average outstanding borrowings, primarily in securities sold under repurchase agreements.
Long-term debt Interest expense was lower in the three months ended March 31, 2015 driven by a shift in mix towards lower yielding non-subordinated debt, partially offset by higher outstanding borrowings.
Tax liabilities and other Interest expense decreased during the three months ended March 31, 2015 reflecting the impact of the conclusion of certain state and local tax audits in the second quarter of 2014 which resulted in the settlement of significant uncertain tax positions covering a number of years.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$2	$2	$—	—%
Business and corporate banking	24	19	5	26.3
Global banking	21	7	14	*
Other commercial	1	(4)	5	*
Total commercial	$48	$24	$24	100.0
Consumer:
Residential mortgages	—	(16)	16	100.0
Home equity mortgages	(2)	2	(4)	*
Credit card receivables	3	5	(2)	(40.0)
Other consumer	4	1	3	*
Total consumer	5	(8)	13	*
Total provision for credit losses	$53	$16	$37	*
Provision as a percentage of average loans, annualized	0.3%	0.1%

*	Not meaningful.
Our provision for credit losses increased $37 million during the three months ended March 31, 2015 driven by a higher provision for credit losses in our commercial loan portfolio and, to a lesser extent, in our consumer loan portfolio. During the three months ended March 31, 2015, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $23 million.
The provision for credit losses in our commercial portfolio increased $24 million during the three months ended March 31, 2015. The increase was driven primarily by downgrades, reflecting weaknesses in the financial circumstances of certain customer relationships, higher provisions associated with oil and gas industry loan exposures and loan growth. Crude oil prices remained depressed during the first quarter of 2015 and as a result of these market conditions, we downgraded certain credits which resulted in a $12 million increase to the allowance for credit losses. We will continue to conduct quarterly reviews of our oil and gas industry credit exposures to ensure our credit grades continue to reflect current conditions. If oil and gas prices stay at end of March levels for an extended period of time, further adjustments to our allowance for credit losses may be required.

HSBC USA Inc.

The provision for credit losses on residential mortgages including home equity mortgages increased $12 million during the three months ended March 31, 2015, as the positive impacts from lower severity estimates due to improvements in home prices, continued improvements in economic and credit conditions, including lower dollars of delinquency on accounts less than 180 days contractually delinquent and the continued origination of higher quality Premier mortgages were more pronounced in the prior year period. The first quarter of 2015 also reflects lower loss estimates associated with the remediation of certain mortgage servicing activities.
The provision for credit losses associated with credit card receivables decreased $2 million during the three months ended March 31, 2015. The decrease reflects lower outstanding balances, continued improvements in economic and credit conditions, including improvements in delinquency roll rates.
Our methodology and accounting policies related to the allowance for credit losses are presented in our 2014 Form 10-K under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Credit card fees	$10	$14	$(4)	(28.6)%
Other fees and commissions	182	173	9	5.2
Trust income	35	31	4	12.9
Trading revenue	33	133	(100)	(75.2)
Net other-than-temporary impairment losses	—	(2)	2	100.0
Other securities gains, net	23	22	1	4.5
Servicing and other fees from HSBC affiliates	56	47	9	19.1
Residential mortgage banking revenue	19	48	(29)	(60.4)
Gain on instruments designated at fair value and related derivatives	85	28	57	*
Other income:
Valuation of loans held for sale	(6)	1	(7)	*
Insurance	5	3	2	66.7
Miscellaneous income	22	2	20	*
Total other income	21	6	15	*
Total other revenues	$464	$500	$(36)	(7.2)%

*	Not meaningful.
Credit card fees  Credit card fees decreased in the three months ended March 31, 2015 due to higher cost estimates associated with our credit card rewards program.

HSBC USA Inc.

Other fees and commissions  Other fees and commissions increased in the three months ended March 31, 2015 largely due to higher fee based income resulting from increased levels of commercial lending activity, partially offset by lower custodial fees due to a decrease in precious metals average inventory held under custody. The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Account services	$69	$70	$(1)	(1.4)%
Credit facilities	63	52	11	21.2
Custodial fees	3	11	(8)	(72.7)
Other fees	47	40	7	17.5
Total other fees and commissions	$182	$173	$9	5.2%
Trust income  Trust income increased in the three months ended March 31, 2015 reflecting higher fee income associated with our management of fixed income assets driven primarily by growth in emerging market debt sales.
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

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Trading revenue	$33	$133	$(100)	(75.2)%
Net interest income	65	19	46	*
Trading related revenue	$98	$152	$(54)	(35.5)%
Business Activities:
Derivatives(1)	$42	$75	$(33)	(44.0)%
Balance sheet management	(8)	4	(12)	*
Foreign exchange	56	57	(1)	(1.8)
Precious metals	15	18	(3)	(16.7)
Capital financing	(4)	—	(4)	*
Other trading	(3)	(2)	(1)	(50.0)
Trading related revenue	$98	$152	$(54)	(35.5)%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading related revenue decreased during the three months ended March 31, 2015 primarily due to lower revenue from derivatives and balance sheet management activities.
Trading revenue from derivative products decreased during the three months ended March 31, 2015 due to the performance of our legacy structured credit products, which included lower valuation gains, as well as lower new deal activity in emerging markets related products driven by less stable economic conditions in Latin America, partially offset by higher net interest income on bond positions held as hedges against derivative exposures.
Trading revenue related to balance sheet management activities decreased during the three months ended March 31, 2015 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue was relatively flat during the three months ended March 31, 2015.
Precious metals revenue decreased during the three months ended March 31, 2015 driven by reduced trade volumes as investor demand shifted in favor of other assets.

HSBC USA Inc.

Capital financing revenue decreased during the three months ended March 31, 2015 due to valuation adjustments on credit default swap hedge positions.
Net other-than-temporary impairment losses During the three months ended March 31, 2015, there were no other-than-temporary impairment losses recognized. During the three months ended March 31, 2014, one debt security held by a consolidated variable interest entity ("VIE") otherwise known as Bryant Park, which was previously determined to be other-than-temporarily impaired, had a change to its other-than-temporary impairment estimate related to the credit component which was recognized in earnings.
Other securities gains (losses), net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2015 and 2014, we sold $5,491 million and $6,855 million, respectively, of primarily U.S. Treasury, U.S. government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment. The gross realized gains and losses from sales of securities in both periods, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income increased in the three months ended March 31, 2015, largely reflecting higher billings associated with internal audit activities performed for other HSBC affiliates and a revenue sharing payment associated with the sale of certain investments managed on behalf of HSBC Finance.
Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Net interest income	$45	$46	$(1)	(2.2)%
Servicing related income:
Servicing fee income	15	18	(3)	(16.7)
Changes in fair value of Mortgage Servicing Rights ("MSRs") due to changes in valuation model inputs or assumptions	(11)	(12)	1	8.3
Customer payments	(8)	(10)	2	20.0
Trading – Derivative instruments used to offset changes in fair value of MSRs	24	15	9	60.0
Total servicing related income	20	11	9	81.8
Originations and sales related income (loss):
Losses on sales of residential mortgages	(6)	—	(6)	*
Recovery for repurchase obligations	4	34	(30)	(88.2)
Total originations and sales related income (loss)	(2)	34	(36)	*
Other mortgage income	1	3	(2)	(66.7)
Total residential mortgage banking revenue included in other revenues	19	48	(29)	(60.4)
Total residential mortgage banking related revenue	$64	$94	$(30)	(31.9)%

*	Not meaningful.
Net interest income was relatively flat during the three months ended March 31, 2015 as higher net interest income driven by growth in residential mortgage average outstanding balances was offset by lower net interest income from a declining home equity mortgage portfolio and lower yields on newly originated loans. Lower yields on newly originated loans reflects the lower risk profile of our Premier customers and market conditions. Consistent with our strategy, additions to our residential mortgage portfolio are primarily mortgages to our Premier and Advance customers, while sales of loans consist of newly originated conforming loans sold to PHH Mortgage as discussed further below.
Total servicing related income increased in the three months ended March 31, 2015 due primarily to improved net hedged MSRs results, partially offset by lower servicing fees due to a decline in our average serviced loan portfolio. As a result of our strategic relationship with PHH Mortgage, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold to PHH Mortgage on a servicing released basis. Changes in net hedged MSRs results are driven by changes in the MSRs valuation due to updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing which differ from period to period along with changes in the value of the underlying instruments used to hedge changes in the fair value of the MSRs. Consequently, primarily as a result of the elimination of new volume and declining mortgage rates,

HSBC USA Inc.

our MSRs fair value decreased during the three months ended March 31, 2015, which was more than offset by gains on instruments used to hedge changes in the fair value of the MSRs.
Originations and sales related income (loss) declined in the three months ended March 31, 2015 largely due to a lower recovery for repurchase obligations associated with loans previously sold and $6 million of losses associated with the execution of certain Community Reinvestment Act activities. During the three months ended March 31, 2015, we recorded a recovery for repurchase obligations of $4 million compared with a recovery of $34 million in the year ago period. During the first quarter of 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to the FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreement.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain own fixed-rate debt issuances and all of our hybrid instruments issued, inclusive of structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased in the three months ended March 31, 2015 attributable primarily to the widening of our own credit spreads associated with our own debt. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Valuation of loans held for sale  The valuation loss on loans held for sale during the three months ended March 31, 2015 reflects a valuation write-down on a commercial loan held for sale. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.
Other income  Other income, excluding the valuation of loans held for sale as discussed above, increased in the three months ended March 31, 2015 due primarily to higher income associated with credit default swap protection which largely reflects exposures to a single counterparty.
Operating Expenses  Compliance costs, which remained a significant component of our cost base, totaled $66 million in the three months ended March 31, 2015, compared with $74 million in the prior year period. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements and the implementation of global standards.

HSBC USA Inc.

The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(dollars are in millions)
Salary and employee benefits	$246	$215	$31	14.4%
Occupancy expense, net	56	57	(1)	(1.8)
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	64	57	7	12.3
Fees paid to HSBC Technology & Services (USA) ("HTSU")	240	253	(13)	(5.1)
Fees paid to other HSBC affiliates	48	44	4	9.1
Total support services from HSBC affiliates	352	354	(2)	(.6)
Other expenses:
Equipment and software	12	14	(2)	(14.3)
Marketing	16	9	7	77.8
Outside services	21	13	8	61.5
Professional fees	21	22	(1)	(4.5)
Federal Deposit Insurance Corporation ("FDIC") assessment fee	31	31	—	—
Miscellaneous	22	35	(13)	(37.1)
Total other expenses	123	124	(1)	(.8)
Total operating expenses	$777	$750	$27	3.6%
Personnel - average number	6,059	6,183
Efficiency ratio	72.6%	73.6%
Salaries and employee benefits  Salaries and employee benefits expense increased during the three months ended March 31, 2015 despite a reduction in the average number of personnel. The reduction in average personnel reflected continued cost management efforts including a reduction in Retail Banking and Wealth Management personnel, due in part to branch optimization, which was partially offset by the addition of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of global standards which resulted in an overall increase in expense.
Occupancy expense, net  Occupancy expense was relatively flat in the three months ended March 31, 2015.
Support services from HSBC affiliates  Support services from HSBC affiliates was relatively flat in the three months ended March 31, 2015 as lower expense due to changing the billing process for certain third-party loan servicing costs from support service fees paid to HTSU in 2014 to a direct expense in 2015 and lower compliance costs were offset by increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems, increased staffing associated with capital planning and reporting activities and higher fees paid to HMUS. Compliance costs reflected in support services from affiliates (primarily from HTSU) totaled $63 million during the three months ended March 31, 2015, compared with $71 million in first quarter of 2014. A summary of the activities charged to us from various HSBC affiliates is included in Note 13, "Related Party Transactions," in the accompanying consolidated financial statements.
Other expenses  Other expenses remained relatively flat in the three months ended March 31, 2015 as higher outside services expense due to changing the billing process for certain third-party loan servicing costs as discussed above and higher marketing expenses driven largely by promotional campaigns associated with our Premier and Advance customer propositions were largely offset by lower loss provisions associated with off-balance sheet credit exposures and higher levels of expense capitalization relating to internally developed software.
Efficiency ratio  Our efficiency ratio was 72.6 percent during the three months ended March 31, 2015 compared with 73.6 percent during the year-ago period. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio for the three months ended March 31, 2015 increased to 77.7 percent compared with 75.0 percent in the prior year period due to higher operating expenses and lower other revenues, driven primarily by lower trading revenue, partially offset by higher net interest income.

HSBC USA Inc.

Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(dollars are in millions)
Income before income tax expense	$240	$253	$(13)	(5.1)%
Income tax expense	76	149	(73)	(49.0)
Effective tax rate	31.7%	58.9%
The effective tax rate for the three months ended March 31, 2015 reflects changes in valuation allowance reserves in relation to certain state net operating loss carryforwards and the net benefit from our low income housing tax credit investments. The effective tax rate for the three months ended March 31, 2014, was primarily impacted by the effects of re-valuing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014 which resulted in a decrease to our net deferred tax asset of approximately $75 million, partially offset by changes in estimates in the amount of state income taxes deductible on the federal income tax return and the net benefit from low income housing tax credit investments. During the three months ended March 31, 2015 and 2014, we recognized $6 million and $7 million, respectively, of net benefits from low income housing tax credit investments in income tax expense.
On April 13, 2015, New York Governor Cuomo signed legislation related to the 2015-2016 budget containing amendments to reform New York City’s corporate tax rules. These reforms will have the effect of aligning New York City’s corporate tax regime with New York State following the changes previously enacted to the latter in 2014. The legislation enacted on April 13, 2015 is retroactively effective as of January 1, 2015, which is the same general effective date for the New York State corporate tax reform. We expect this change to have a significant impact on our deferred taxes which should result in a decrease to our net deferred tax asset of approximately $53 million in the second quarter of 2015.
We expect financial performance for HSBC North America and its subsidiary entities will continue to improve and therefore anticipate that reliance may be placed solely on projected future taxable income from continuing operations in management's evaluation of the recognition of the deferred tax assets in the near future as the sustainability of the improving financial performance continues to be demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets may result in the reversal of valuation allowances against certain state deferred tax assets. At March 31, 2015, we had recorded approximately $7 million of valuation allowances against these certain state deferred tax assets. These state deferred tax assets represent unitary filing states with partial valuation allowances against net operating loss carryforwards that could be utilized against future taxable income from continuing operations.

HSBC USA Inc.

Segment Results – Group Reporting Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, "Business," in our 2014 Form 10-K. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2014 Form 10-K.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRS") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and Group Reporting Basis as they impact our results are summarized in Note 14, "Business Segments," in our 2014 Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
Retail Banking and Wealth Management   Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During the first quarter of 2015, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
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
The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Net interest income	$197	$198	$(1)	(.5)%
Other operating income	87	113	(26)	(23.0)
Total operating income	284	311	(27)	(8.7)
Loan impairment charges	22	2	20	*
Net operating income	262	309	(47)	(15.2)
Operating expenses	281	279	2.7
Profit (loss) before tax	$(19)	$30	$(49)	*

*	Not meaningful.
Our RBWM segment reported a loss before tax during the three months ended March 31, 2015 compared with a profit before tax during the prior year period driven by lower other operating income and higher loan impairment charges.
Net interest income was relatively flat during the three months ended March 31, 2015 as higher net interest income driven by growth in residential mortgage average outstanding balances was offset by lower net interest income from a declining home equity mortgage portfolio and lower yields on newly originated loans. Lower yields on newly originated loans reflects the lower risk profile of our Premier customers and market conditions.
Other operating income decreased in the three months ended March 31, 2015 driven by a lower recovery for mortgage loan repurchase obligations associated with previously sold loans, as the prior year period reflects a release of reserves due primarily

HSBC USA Inc.

to a settlement with FHLMC which settled our liability for substantially all loans sold to FHLMC, as well as losses associated with the execution of certain Community Reinvestment Act activities, partially offset by improved net hedged MSRs results.
Loan impairment charges increased during the three months ended March 31, 2015 as the positive impacts from lower severity estimates due to improvements in home prices, continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent, and the continued origination of higher quality Premier mortgages, were more pronounced in the prior year period.
Operating expenses were relatively flat in the three months ended March 31, 2015.
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
New loan originations have resulted in a 31 percent increase in quarter-to-date average loans outstanding to Large Corporate customers and a 9 percent increase in quarter-to-date average loans outstanding to Middle Market customers since the first quarter of 2014. Total quarter-to-date average loans outstanding increased 19 percent across all CMB client groups as compared with the first quarter of 2014.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Net interest income	$201	$187	$14	7.5%
Other operating income	77	68	9	13.2
Total operating income	278	255	23	9.0
Loan impairment charges	10	7	3	42.9
Net operating income	268	248	20	8.1
Operating expenses	169	158	11	7.0
Profit before tax	$99	$90	$9	10.0%
Our CMB segment reported a higher profit before tax during the three months ended March 31, 2015 driven by higher net interest income and higher other operating income, partially offset by higher loan impairment charges and higher operating expenses.
Net interest income increased in the three months ended March 31, 2015 due to the favorable impact of higher loan balances, primarily in key growth markets, partially offset by lower yields on newly originated loans and refinanced loans.
Other operating income was higher during the three months ended March 31, 2015 driven primarily by higher fees generated from an increase in credit commitments, gains on sale in Commercial Real estate, higher Payments and Cash Management revenues and higher GB&M collaboration income due to an increase in corporate derivatives and capital financing.
Loan impairment charges increased during the three months ended March 31, 2015 driven primarily by downgrades, reflecting weaknesses in the financial circumstances of certain customer relationships, higher provisions associated with oil and gas industry loan exposures and loan growth.
Operating expenses increased during the three months ended March 31, 2015 driven by higher salaries expense related to growth initiatives, higher litigation costs and higher technology and corporate function support service costs.
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

HSBC USA Inc.

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
We continue to target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Consistent with our global strategy, we are also focused on identifying opportunities to cross-sell our products to CMB and RBWM customers. Furthermore, we have seen higher corporate loan balances compared with the prior year. During the first quarter of 2015 U.S. financial market conditions reflected continued low interest rates and generally less volatile credit spreads and foreign exchange prices. In Metals, gold prices on average were lower than the prior year and less volatile.
The following table summarizes the Group Reporting Basis results for the GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Net interest income	$118	$97	$21	21.6%
Other operating income	266	294	(28)	(9.5)
Total operating income(1)	384	391	(7)	(1.8)
Loan impairment charges	8	15	(7)	(46.7)
Net operating income	376	376	—	—
Operating expenses	259	239	20	8.4
Profit before tax	$117	$137	$(20)	(14.6)%

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Credit(2)	$7	$33	$(26)	(78.8)%
Rates	40	58	(18)	(31.0)
Foreign Exchange and Metals	67	77	(10)	(13.0)
Equities	17	4	13	*
Total Global Markets	131	172	(41)	(23.8)
Capital Financing	89	62	27	43.5
Payments and Cash Management	90	85	5	5.9
Securities Services	3	3	—	—
Global Trade and Receivables Finance	13	11	2	18.2
Balance Sheet Management(3)	64	64	—	—
Debit Valuation Adjustment	8	—	8	*
Other(4)	(14)	(6)	(8)	*
Total operating income	$384	$391	$(7)	(1.8)%

*	Not meaningful.

(2)
Credit includes gains of $1 million and $32 million in the three months ended March 31, 2015 and 2014, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

HSBC USA Inc.

(3)	Includes gains on the sale of securities of $23 million in both the three months ended March 31, 2015 and 2014.

(4)	Other includes corporate funding charges and earnings on capital.
Our GB&M segment reported a lower profit before tax during the three months ended March 31, 2015 driven by lower other operating income and higher operating expenses partially offset by higher net interest income and lower loan impairment charges.
Credit revenue decreased during the three months ended March 31, 2015 from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in gains of $1 million during the three months ended March 31, 2015, compared with gains of $29 million during the three months ended March 31, 2014. Included in the changes in fair value from structured credit products were increases in fair value of $4 million during the three months ended March 31, 2015 related to exposures to monoline insurance companies, compared with increases of $16 million during the three months ended March 31, 2014. Revenue from Rates decreased during the three months ended March 31, 2015 due to lower new deal volumes, primarily in emerging markets related activity which were impacted by less stable economic conditions in Latin America. Foreign Exchange and Metals revenue decreased during the three months ended March 31, 2015 due to lower custody fee income from Metals which reflects the sale of our GB&M London Branch precious metals custody and clearing business to an HSBC affiliate during the fourth quarter of 2014. The increase in Equities during the three months ended March 31, 2015 was driven by the impact of fair value adjustments on certain equity linked structured note liabilities, which were related to movements in our own credit spreads.
Capital Financing revenue increased during the three months ended March 31, 2015 due to higher revenue related to the hedging of a single loan exposure, higher financing fees from increased deal activity and higher net interest income driven by higher loan balances.
Balance Sheet Management revenue was flat during the three months ended March 31, 2015 as increased interest income was offset by lower revenue related to the performance of economic hedge positions used to manage interest rate risk.
Debit valuation adjustments on derivative liabilities reflects a movement of our spreads.
Loan impairment charges decreased in the three months ended March 31, 2015 as the prior year period reflected higher expected loss on a single name exposure.
Operating expenses increased during the three months ended March 31, 2015 driven by higher staff costs related to growth initiatives and higher technology and corporate function support service costs.
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
Client deposit levels decreased $930 million or 8 percent compared with March 31, 2014. Total loans increased $432 million or 8 percent compared with March 31, 2014 from commercial and industrial, and residential mortgage portfolios. Overall period end client assets were $430 million lower than March 31, 2014 primarily due to lower institutional custody customer balances and lower deposits balances, partially offset by higher discretionary and fiduciary portfolios.
The following table provides additional information regarding client assets during the first quarter of 2015 and 2014:

Three Months Ended March 31,	2015	2014
	(in millions)
Client assets at beginning of the period	$44,102	$44,661
Net new money	735	129
Value change	195	675
Client assets at end of period	$45,032	$45,465

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the PB segment:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Net interest income	$49	$49	$—	—%
Other operating income	24	25	(1)	(4.0)
Total operating income	73	74	(1)	(1.4)
Loan impairment recoveries	—	(5)	5	100.0
Net operating income	73	79	(6)	(7.6)
Operating expenses	58	55	3	5.5
Profit before tax	$15	$24	$(9)	(37.5)%
Our PB segment reported lower profit before tax during the first quarter of 2015 driven primarily by lower loan impairment recoveries and higher operating expenses.
Net interest income was flat during the first quarter of 2015.
Other operating income was relatively flat during the first quarter of 2015.
Loan impairment recoveries decreased during the first quarter of 2015 as the prior year period reflects recoveries related to the payoff of a troubled debt restructuring loan and releases of reserves due to loan pay downs.
Operating expenses increased during the first quarter of 2015 driven by higher risk and technology support service costs.
Other  The other segment primarily includes changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures and income associated with other tax related investments.
The following table summarizes the Group Reporting Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended March 31,	2015	2014	Amount	%
	(in millions)
Net interest expense	$(6)	$(13)	$7	53.8%
Gain on own fair value option debt attributable to credit spread	70	19	51	*
Other operating income	12	6	6	100.0
Total operating income	76	12	64	*
Loan impairment charges	—	—	—	—
Net operating income	76	12	64	*
Operating expenses	27	25	2	8.0
Profit (loss) before tax	$49	$(13)	$62	*

*	Not meaningful.
Profit (loss) before tax improved during the first quarter of 2015 due primarily to higher gains from changes in the fair value of our own debt attributable to credit spread for which fair value option accounting was elected, lower interest expense reflecting the impact of the conclusion of certain state and local tax audits in the second quarter of 2014 which resulted in the settlement of significant uncertain tax positions covering a number of years which eliminated the associated interest expense on these liabilities as well as higher other operating income driven by higher revenues associated with real estate mortgage investment conduits.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. For segment reporting purposes, inter-segment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. Also see Note 14, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

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
Our credit grades for commercial loans align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ("S&P") ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal review unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency (the "OCC"). On average, it takes approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC's independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.
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
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as TDR Loans, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 20-40 percent for residential mortgages and 75-100 percent for home equity mortgages. At March 31, 2015, approximately 1 percent of our second lien home equity mortgages where the first lien residential mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and were not considered to be a TDR Loan or already recorded at fair value less costs to sell.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2014 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2014 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2015.
The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Allowance for credit losses	$703	$680
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.9%	.8%
Consumer:
Residential mortgages	0.6	0.6
Home equity mortgages	1.7	1.8
Credit card receivables	5.1	5.4
Other consumer loans	2.4	2.0
Total consumer loans	0.9	1.0
Total	.9%	.9%
Net charge-offs:(2)
Commercial(3)	2,225%	1,538%
Consumer	174	229
Total	581%	596%
Nonperforming loans:(1)(4)
Commercial	349%	351%
Consumer	19	20
Total	67%	63%

(1)	Ratios exclude loans held for sale held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratio at March 31, 2015 reflects year-to-date net charge-offs, annualized. Ratio at December 31, 2014 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the quarter ended March 31, 2015 and year ended December 31, 2014 was 267 months and 185 months, respectively. The net charge-off coverage ratio represents the allowance for credit losses at period end divided by average monthly net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months ended March 31, 2015 and 2014.
The allowance for credit losses at March 31, 2015 increased $23 million or 3 percent as compared with December 31, 2014 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio.

HSBC USA Inc.

Our commercial allowance for credit losses increased $42 million or 9 percent as compared with December 31, 2014 primarily due to downgrades, reflecting weaknesses in the financial circumstances of certain customer relationships, and higher loss estimates associated with oil and gas industry loan exposures as well as loan growth.
Our consumer allowance for credit losses decreased $19 million or 10 percent as compared with December 31, 2014 reflecting lower loss estimates in our residential mortgage loan portfolio driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Also contributing to the decrease were lower loss estimates associated with the remediation of certain mortgage servicing activities and a lower allowance for credit losses in our credit card portfolio due to improved delinquency roll rates and lower receivable levels.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at March 31, 2015 was flat compared with December 31, 2014 as increases in the commercial loan percentage were offset by decreases in the consumer loan percentage for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased compared with December 31, 2014 due to higher dollars of net charge-offs in our consumer loan portfolio, partially offset by lower dollars of net charge-offs in our commercial loan portfolio and an increase in our overall allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	March 31, 2015		December 31, 2014
	(dollars are in millions)
Commercial(1)	$534	75.7%	$492	74.7%
Consumer:
Residential mortgages	95	20.9	107	21.4
Home equity mortgages	29	2.1	32	2.3
Credit card receivables	35.8		39.9
Other consumer	10.5		10.7
Total consumer	169	24.3	188	25.3
Total	$703	100.0%	$680	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	March 31, 2015	December 31, 2014

Off-balance sheet credit risk reserve	$70	$68
The slight increase in off-balance sheet reserves at March 31, 2015 as compared with December 31, 2014 largely reflects growth in customer activity. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Delinquent loans:
Commercial	$42	$41
Consumer:
Residential mortgages(1)(2)	957	1,013
Home equity mortgages(1)(2)	60	62
Credit card receivables	14	14
Other consumer	13	14
Total consumer	1,044	1,103
Total	$1,086	$1,144
Delinquency ratio:
Commercial	.07%	.07%
Consumer:
Residential mortgages(1)(2)	5.62	6.07
Home equity mortgages(1)(2)	3.50	3.48
Credit card receivables	2.06	1.94
Other consumer	2.53	2.52
Total consumer	5.24	5.59
Total	1.33%	1.46%

(1)
At March 31, 2015, and December 31, 2014, consumer mortgage loan delinquency includes $908 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $4 million and $5 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$66	$63
ARM loans	272	280
Delinquency ratio:
Interest-only loans	1.85%	1.78%
ARM loans	2.31	2.43
Compared with December 31, 2014, our two-months-and-over contractual delinquency ratio decreased 13 basis points driven by lower dollars of two-months-and-over contractual delinquency in our consumer loan portfolio and higher outstanding loan balances. Our consumer loan two-month-and-over contractual delinquency ratio at March 31, 2015 decreased 35 basis points from December 31, 2014, primarily due to lower levels of residential mortgage loan delinquency driven by continued improvements in economic and credit conditions as well as lower levels of delinquency associated with loans carried at the lower of amortized cost or fair value of the collateral less costs to sell. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in the loan account and, consequently, in delinquency. Compared with December 31, 2014, our commercial loan two-months-and-over contractual delinquency ratio remained flat as a slight increase in dollars of delinquency was offset by the impact from higher outstanding loan balances.
Residential mortgage delinquency is significantly higher than home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. There is a substantially lower volume of home equity mortgage loans where

HSBC USA Inc.

we pursue foreclosure less frequently given the generally subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC Finance is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our residential mortgages. Both of these factors are expected to continue to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	March 31, 2015	December 31, 2014	March 31, 2014
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$1	$—	$17
Business and corporate banking	4	1	2
Global banking	—	—	8
Other commercial	1	1	(3)
Total commercial	6	2	24
Consumer:
Residential mortgages	12	5	14
Home equity mortgages	1	1	(1)
Credit card receivables	7	6	10
Other consumer	4	1	1
Total consumer	24	13	24
Total	$30	$15	$48
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.04%	—%	.75%
Business and corporate banking	.09	.02	.05
Global banking	—	—	.15
Other commercial	.11	.13	(.40)
Total commercial	.04	.01	.20
Consumer:
Residential mortgages	.29	.12	.36
Home equity mortgages	.23	.22	(.20)
Credit card receivables	4.06	3.45	5.87
Other consumer	3.50	.91	.81
Total consumer	.49	.27	.51
Total	.15%	.08%	.29%
 Our net charge-off ratio as a percentage of average loans increased 7 basis points for the quarter ended March 31, 2015 compared with the quarter ended December 31, 2014 due to higher levels of net charge-offs in both our consumer and commercial loan portfolios, partially offset by higher outstanding average loan balances, primarily in our commercial loan portfolio. The increase in consumer net charge-offs was driven by higher residential mortgage charge-offs as the positive impacts from continued improvement in economic and credit conditions including the impact of lower levels of delinquency on accounts less than 180 days delinquent and improvements in housing market conditions were more pronounced in the prior quarter. Also contributing to the increase was higher other consumer charge-offs due to the transfer of a small portfolio of student loans to held for sale. The increase in commercial net charge-offs was driven by higher charge-offs in business and corporate banking which largely reflects the charge-off of a single customer relationship.
Compared with the year-ago quarter, our net charge-off ratio as a percentage of average loans decreased 14 basis points due primarily to lower levels of charge-offs in our commercial loan portfolio as well as higher outstanding average loan balances. The decline in commercial net charge-offs was driven by lower charge-offs in construction and other real estate and in global banking due primarily to the sale or pay-off of certain exposures in the prior year period.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$74	$65
Business and corporate banking	78	74
Commercial nonaccrual loans held for sale	36	43
Total commercial	188	182
Consumer:
Residential mortgages(1)(2)(3)	803	847
Home equity mortgages(1)(2)	67	68
Consumer nonaccrual loans held for sale	4	4
Total consumer loans	874	919
Total nonaccruing loans	1,062	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit card receivables	10	10
Other consumer	9	10
Total consumer loans	19	20
Total accruing loans contractually past due 90 days or more	20	21
Total nonperforming loans	1,082	1,122
Other real estate owned(4)	32	31
Total nonperforming assets	$1,114	$1,153

(1)
At March 31, 2015 and December 31, 2014, nonaccrual consumer mortgage loans include $760 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual consumer mortgage loans include all receivables which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association ("GNMA"). Repayment of these loans are predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.

(4)	Includes $1 million of commercial other real estate owned at both March 31, 2015 and December 31, 2014.
Nonaccrual loans at March 31, 2015 decreased as compared with December 31, 2014 due to lower levels of consumer nonaccrual loans, partially offset by slightly higher levels of commercial nonaccrual loans. Our consumer nonaccrual loans decreased driven by lower residential mortgage nonaccrual loans due to continued improvements in economic and credit conditions. Residential mortgage nonaccrual loan levels however continue to be impacted by an elongated foreclosure process as previously discussed. Our commercial nonaccrual loans increased slightly as higher nonaccrual levels in construction and other real estate and business and corporate banking were partially offset by a higher valuation allowance on the commercial nonaccrual loan held for sale. Accruing loans past due 90 days or more remained relatively flat compared with December 31, 2014.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2014 Form 10-K.

HSBC USA Inc.

Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2015 and December 31, 2014, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2015	December 31, 2014
	(in millions)
Interest-only residential mortgage loans	$3,561	$3,531
ARM loans(1)	11,762	11,532

(1)	During the remainder of 2015 and during 2016, approximately $128 million and $401 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $24 million and $18 million at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015	December 31, 2014
	(in millions)
Closed end:
First lien	$16,991	$16,661
Second lien	106	111
Revolving(1)	1,610	1,673
Total	$18,707	$18,445

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at March 31, 2015 and December 31, 2014, respectively, for certain loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2015:
New York State	34.2%	33.4%
California	21.5	34.8
North Central United States	3.5	4.8
North Eastern United States, excluding New York State	9.7	9.2
Southern United States	25.9	13.6
Western United States, excluding California	5.2	4.2
Total	100.0%	100.0%
December 31, 2014:
New York State	34.7%	33.5%
California	21.8	34.0
North Central United States	3.8	5.1
North Eastern United States, excluding New York State	7.9	9.3
Southern United States	26.7	13.8
Western United States, excluding California	5.1	4.3
Total	100.0%	100.0%
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
The table below presents total credit risk exposure measured using regulatory capital rules published by U.S. banking regulatory agencies which includes the net positive mark-to-market of the derivative contracts plus any adjusted potential future exposure as measured in reference to the notional amount. The regulatory capital rules recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk-weighted assets when netting requirements have been met. As a result, risk-weighted amounts for regulatory capital purposes are a portion of the original gross exposures.
The total credit risk exposure presented in the table below potentially overstates actual credit exposure because it ignores collateral that may have been received from counterparties to secure exposures; and the regulatory capital rules compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow us to close out the transaction if the counterparty

HSBC USA Inc.

fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the regulatory capital rules.

	March 31, 2015	December 31, 2014
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure(1)	$41,566	$41,449
Less: collateral held against exposure	9,559	8,204
Net credit risk exposure	$32,007	$33,245

(1)	At March 31, 2015, total credit risk exposure is calculated under the Basel III Standardized Approach, which replaced the Basel I risk-based guidance beginning January 1, 2015.

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
During the first quarter of 2015, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
In June 2014, HSBC and HSBC Bank USA submitted its annual resolution plan jointly to the FRB and the FDIC as required under Dodd-Frank and a rule issued by bank regulators relating to the resolution of bank holding companies with assets of $50 billion or more and an FDIC rule relating to the resolution of insured depository institutions with assets of $50 billion or more. In March 2015, the FRB and FDIC completed their reviews of the resolution plan submitted in 2014. The FDIC Board of Directors determined pursuant to section 165(d) of the Dodd-Frank Act that HSBC's 2014 plan is not credible and does not facilitate an orderly resolution under the U.S. Bankruptcy Code. The FRB determined that HSBC must take immediate action to improve its resolvability and reflect those improvements in its 2015 plan. Although the agencies noted some improvements from the original plan submitted in 2013, they jointly identified specific shortcomings with the 2014 resolution plan that will need to be addressed with the 2015 annual submission, which is due by December 31, 2015. The agencies agreed that in the event that HSBC has not, on or before December 31, 2015, submitted a plan responsive to the identified shortcomings, the agencies expect to use their authority under section 165(d) to determine that the resolution plan does not meet the requirements of the Dodd-Frank Act.
As a result of the adoption of the final rules, effective as of January 1, 2014, by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision ("Basel Committee"), together with the impact of similar implementation by United Kingdom banking regulators, we are reviewing the composition of our capital structure. We anticipate replacing instruments that receive less favorable treatment under the rules with new Basel III compliant instruments.
Interest Bearing Deposits with Banks  totaled $32,249 million and $30,807 million at March 31, 2015 and December 31, 2014, respectively, of which $30,913 million and $29,445 million, respectively, were held with the Federal Reserve Bank. Balances will fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying such liquidity.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $6,965 million and $1,413 million at March 31, 2015 and December 31, 2014, respectively. In managing our overall liquidity, securities purchased under agreements to resell increased since December 31, 2014, driven by recent debt issuances which have not been re-deployed into loans as well as increases in non-core deposits, net trading liabilities and short-term borrowings.
Trading Assets includes securities totaling $12,628 million and $13,498 million at March 31, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.

HSBC USA Inc.

Securities includes securities available-for-sale and securities held-to-maturity totaling $47,111 million and $43,609 million at March 31, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings  totaled $15,653 million and $12,795 million at March 31, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $119,094 million and $116,118 million at March 31, 2015 and December 31, 2014, respectively, which included $86,779 million and $84,486 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $29,420 million at March 31, 2015 from $27,524 million at December 31, 2014. The following table presents the maturities of long-term debt at March 31, 2015:

(in millions)
2015	$1,519
2016	2,258
2017	5,174
2018	6,250
2019	2,793
Thereafter	11,426
Total	$29,420
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,	2015	2014
	(in millions)
Long-term debt issued	$8,956	$767
Long-term debt repaid	(7,101)	(690)
Net long-term debt issued	$1,855	$77
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the first quarter of 2015.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At March 31, 2015, we were authorized to issue up to $30,000 million, of which $10,017 million was available. HSBC Bank USA has a $40 billion Global Bank Note Program of which $15,762 million was available at March 31, 2015.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2015, long-term debt included $5,600 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further borrowings of up to $12,065 million.
Preferred Equity  See Note 18, "Preferred Stock," in our 2014 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2015, HSBC USA repaid $4,000 million of senior long-term debt previously issued to HSBC North America and HSBC Bank USA repaid $900 million of subordinated long-term debt previously issued to HSBC USA. In conjunction with these repayments, HSBC USA received a capital contribution of $4,000 million from its immediate parent, HNAI, in exchange for one share of common stock and HSBC USA made capital contributions to its subsidiary, HSBC Bank USA, of $2,400 million in exchange for two shares of common stock and $2,500 million in exchange for 250 shares of non-cumulative preferred stock. These capital actions were taken to support our growth strategy and to strengthen the Basel III regulatory capital positions of both HSBC USA and HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of March 31, 2015 and December 31, 2014. In managing capital, we develop targets for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average consolidated assets (this latter ratio, also known as the "leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above. The following table summarizes selected

HSBC USA Inc.

capital ratios for HSBC USA with detailed explanation below. The improvement in the capital ratios since December 31, 2014 reflects the capital actions discussed above.

	March 31, 2015	December 31, 2014
Total capital to risk weighted assets(1)	16.34%	15.78%
Tier 1 capital to risk weighted assets(1)	12.61	11.41
Common equity Tier 1 capital to risk weighted assets(1)	11.78	10.33
Tier 1 capital to average consolidated assets (leverage ratio)	9.91	8.54
Total equity to total assets	10.45	9.14

(1)
At March 31, 2015, risk weighted assets are calculated under the Basel III Standardized Approach, which replaced the Basel I risk-based guidance for determining risk weighted assets beginning January 1, 2015.

HSBC USA manages capital in accordance with the HSBC Group policy. The HSBC North America and HSBC Bank USA Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. HSBC North America and HSBC Bank USA's ICAAP evaluates regulatory capital adequacy, economic capital adequacy and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.
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
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the U.S. ("the Basel III final rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital. In addition to phasing in a complete replacement to the Basel I general risk-based capital rules, the Basel III final rule builds on the Advanced Approach of Basel II, incorporates certain changes to Basel 2.5, and implements certain other requirements of the Dodd-Frank Act. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. In addition, the Basel III final rule introduced the Standardized Approach for risk weighted assets, which replaced the Basel I risk-based guidance for determining risk weighted assets beginning January 1, 2015. For additional discussion of the Basel III final rule requirements, including fully phased in required minimum risk-based capital ratios and the countercyclical capital buffer (to be phased in, if applicable, beginning January 1, 2016), see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements, in our 2014 Form 10-K.
Additionally, HSBC North America and HSBC Bank USA are subject to the supplementary leverage ratio ("SLR"), with reporting to U.S. regulators commencing January 1, 2015 and full implementation and compliance by January 1, 2018. The minimum SLR is currently set at 3 percent (calculated as the ratio of Tier 1 capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items). The SLR is generally consistent with the Basel leverage framework, but also contains certain modifications, including to the methodology for averaging total leverage exposure.
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. HSBC North America submitted its IHC implementation plan to the FRB on December 31, 2014. Under the final rule, an IHC may calculate its risk-based and leverage capital requirements solely under the Standardized Approach, even if the IHC meets the asset thresholds that would require a bank holding company to use the Advanced Approach ($250 billion or more in total consolidated assets or $10 billion or more of foreign exposures). IHCs will be subject to all other risk-based capital requirements, including the SLR, stress testing requirements, enhanced risk management standards, and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016. The implementation of these requirements of the final rule is not expected to have a significant impact on our processes and operations since we already meet several of the requirements. In accordance with the final rule, HSBC North America received approval from the FRB to opt out of the Advanced Approach in December 2014. In addition, HSBC Bank USA may also opt out of the Advanced Approach with

HSBC USA Inc.

the prior approval of the OCC. HSBC North America will, however, remain subject to the other capital requirements applicable to advanced approach banking organizations, including the SLR and the countercyclical capital buffer discussed above.
With regard to the elements of capital, the application of the Basel III final rule requires HSBC USA to phase trust preferred securities issued prior to May 19, 2010 out of Tier 1 capital by January 1, 2016, with 50 percent of these capital instruments includable in Tier 1 capital in 2014 and 25 percent includable in 2015. The trust preferred securities excluded from Tier 1 capital may be included fully in Tier 2 capital during those two years, but must be phased out of Tier 2 capital by January 1, 2022. We continue to consider options for redeeming our outstanding trust preferred securities which total $550 million at March 31, 2015. In addition, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 is required to be phased out by January 1, 2016. As a result, approximately $200 million of our currently outstanding Tier 2 subordinated debt will be phased out of capital under the final rule. Also under the final rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital. As a result, our $300 million of cumulative perpetual preferred stock will be reclassified from Tier 1 to Tier 2 capital by January 1, 2016. See "Common Equity" above for a discussion of capital actions taken by HSBC USA and HSBC Bank USA during the first quarter of 2015.
In 2014, the Financial Stability Board ("FSB"), an international financial institutions regulatory body, issued a proposal for a total loss-absorbing capacity requirement ("TLAC") for global systemically important banks ("G-SIBs"). The proposed requirements would be a significant extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. In addition to significantly expanding the amount of such going-concern loss absorbency, the TLAC proposal introduces a requirement to issue specified amounts of debt obligations that can absorb losses in a resolution proceeding if the banking organization reaches the so-called point of non-viability. The TLAC requirement is to be applied in accordance with the banking organization's resolution strategy for each entity that would enter resolution as determined by the G-SIB Crisis Management Group. The FSB received comments on the proposal until February 2, 2015 and plans to conduct additional analysis, including a quantitative impact study, before adopting a final rule in November 2015. Once finalized, each FSB jurisdiction must implement the requirements under local law. Although the FSB does not anticipate global implementation until January 2019, certain jurisdictions, including the United States, are expected to implement the TLAC requirements sooner.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB will evaluate bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in January 2015. In July 2014, HSBC North America submitted its first mid-cycle company-run DFAST results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual bank-run DFAST, and submitted its latest DFAST results in January 2015. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. HSBC North America and HSBC Bank USA publicly disclosed their most recent DFAST results, as required, in March 2015 and HSBC North America publicly disclosed its most recent mid-cycle DFAST results, as required, in September 2014. The FRB also publicly disclosed its own DFAST and CCAR results in March 2015.
In March 2015, the FRB informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2015 CCAR submission, including payment of dividends on outstanding preferred stock and trust preferred securities of HSBC North America and its subsidiaries. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
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

HSBC USA Inc.

distributions (subject to certain exceptions) if its actual capital issuances in that quarter were less than the amount indicated in the capital plan. We are reviewing the potential impact of the final rule on our capital planning and stress testing processes.
We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 15, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2015 Funding Strategy  Our current estimate for funding needs and sources for 2015 are summarized in the following table:

	Actual January 1 through March 31, 2015	Estimated April 1 through December 31, 2015	Estimated Full Year 2015
	(in billions)
Funding needs:
Net loan growth	$4	$7	$11
Long-term debt maturities	3	1	4
Repayment of senior debt issued to HSBC North America	4	—	4
Total funding needs	$11	$8	$19
Funding sources:
Net change in short-term investments	$(2)	$5	$3
Long-term debt issuance	9	3	12
Capital contribution from parent	4	—	4
Total funding sources	$11	$8	$19
The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. Our prospects for growth continue to be dependent upon our ability to attract and retain deposits and, to a lesser extent, access to the global capital markets. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. We continue to seek well-priced and stable customer deposits. We will continue to sell a portion of new mortgage loan originations to PHH Mortgage.
HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs outside of cash generated from its loan sales and operations.
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

	Balance at March 31, 2015
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2014
	(in millions)
Standby letters of credit, net of participations(1)	$6,530	$2,534	$53	$9,117	$8,441
Commercial letters of credit	424	221	—	645	659
Credit derivatives(2)	25,217	86,076	4,392	115,685	117,768
Other commitments to extend credit:
Commercial(3)	18,687	59,131	4,750	82,568	80,226
Consumer	6,839	—	—	6,839	6,821
Total	$57,697	$147,962	$9,195	$214,854	$213,915

(1)	Includes $880 million and $937 million issued for the benefit of HSBC affiliates at March 31, 2015 and December 31, 2014, respectively.

(2)	Includes $32,035 million and $32,688 million issued for the benefit of HSBC affiliates at March 31, 2015 and December 31, 2014, respectively.

(3)	Includes $3,925 million and $3,606 million issued for the benefit of HSBC affiliates at March 31, 2015 and December 31, 2014, respectively.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to Regency, a multi-seller asset backed commercial paper ("ABCP") conduit consolidated by an HSBC affiliate. See Note 16, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information regarding ABCP conduits and our variable interests in them.
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

HSBC USA Inc.

The following tables present information on our liquidity facilities with Regency at March 31, 2015. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$2,710	$1,325	9	$1,325	14

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	44%	69%	—%	—%	—%	—%
Trade receivables	36	—	100	100	—	—
Equipment loans	20	31	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2015.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. At March 31, 2015, the undrawn facility has been reduced to CAD $77 million from CAD $112 million at December 31, 2014.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $99 million in the fair value of financial liabilities during the three months ended March 31, 2015, compared with a decrease of $45 million during the three months ended March 31, 2014.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the first quarter of 2015 should not be considered indicative of the results for any future period.

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
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, corporate debt, foreign government-backed debt, preferred securities, precious metals and certain commercial loans held for sale as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2015 and December 31, 2014, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, subprime mortgage

HSBC USA Inc.

loans held for sale, certain corporate debt securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers Between Level 1 and Level 2 Measurements  During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(dollars are in millions)
Level 3 assets(1)(2)	$3,758	$3,810
Total assets measured at fair value(3)	136,646	122,473
Level 3 liabilities	2,776	2,863
Total liabilities measured at fair value(1)	101,649	90,892
Level 3 assets as a percent of total assets measured at fair value	2.8%	3.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.7%	3.1%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,705 million of recurring Level 3 assets and $53 million of non-recurring Level 3 assets at March 31, 2015. Includes $3,752 million of recurring Level 3 assets and $58 million of non-recurring Level 3 assets at December 31, 2014.

(3)
Includes $136,498 million of assets measured on a recurring basis and $148 million of assets measured on a non-recurring basis at March 31, 2015. Includes $122,155 million of assets measured on a recurring basis and $318 million of assets measured on a non-recurring basis at December 31, 2014.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $5 million and $16 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2015 and 2014, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $48 million and $53 million against our monoline exposure at March 31, 2015 and December 31, 2014, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $177 million and $204 million at March 31, 2015 and December 31, 2014, respectively.
Significant Transfers Into and Out of Level 3 Measurements  During the three months ended March 31, 2015, we transferred $101 million of deposits in domestic offices and $20 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.
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
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2015 and 2014 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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

HSBC USA Inc.

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $27 million or a decrease of the overall fair value measurement of approximately $36 million as of March 31, 2015. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of March 31, 2015:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$29
	Residential mortgages - Alt A	80
	Residential mortgages - Subprime	1
	Total AAA	110
AA	Other	42
A	Residential mortgages - Alt A	8
	Residential mortgages - Subprime	52
	Home equity - Alt A	85
	Student loans	88
	Other	53
	Total A	286
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	253
	Total BBB	255
CCC	Residential mortgages - Subprime	6
		$699

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

See "Risk Management" in MD&A in our 2014 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections.
Credit Risk Management Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. There have been no material changes to our approach towards credit risk management since December 31, 2014. See "Risk Management" in MD&A in our 2014 Form 10-K for a more complete discussion of our approach to credit risk.
Credit risk is inherent in various on- and off-balance sheet instruments and arrangements, such as:

•	loan portfolios;

•	investment portfolios;

HSBC USA Inc.

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
Liquidity Risk Management  There have been no material changes to our approach towards liquidity risk management since December 31, 2014. See “Risk Management” in MD&A in our 2014 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continuously monitor the impact of market events on our liquidity positions and continue to adapt our liquidity framework to reflect market events and the evolving regulatory landscape and view as to best practices. Current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.
Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. As previously discussed, HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs outside of cash generated from its loan sales and operations.
As part of our liquidity management framework, stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons. At March 31, 2015, our one-month and three-month stressed coverage ratios were 111 percent and 101 percent, respectively. At December 31, 2014, our one-month and three-month stressed coverage ratios were 111 percent and 104 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
In addition, the Asset and Liability Management Committee monitors the ratio of Advances to Core Funding ("ACF"). The ACF ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be "core" in accordance with HSBC policy and debt with at least 12 months until maturity) are utilized in providing loans to customers. We are required to maintain an ACF ratio below 105 percent. At March 31, 2015 and December 31, 2014, our ACF ratio was 96 percent and 101 percent, respectively.
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
In September 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. At March 31, 2015, HSBC Bank USA's LCR ratio under the final U.S. LCR rule was 110 percent. HSBC Bank USA's LCR is calculated based on our current interpretation and understanding of the U.S. LCR rule and may differ in future periods depending on further implementation guidance from our regulators. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR's scheduled global implementation by January 1, 2018.
In the first quarter of 2014, the FRB issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more. The rules complement the LCR, capital planning, resolution planning, and stress testing requirements that have been finalized. The rules require bank holding companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal

HSBC USA Inc.

liquidity stress testing. Beginning January 1, 2015, bank holding companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements. HSBC North America has implemented the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as an IHC owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the long and short-term debt ratings HSBC USA and HSBC Bank USA maintained at March 31, 2015:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA:
Short-term borrowings	P-1	A-1	F1+	R-1 (middle)
Long-term/senior debt	A2	A	AA-	AA (low)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	A1	AA-	AA-	AA (low)

(1)	Dominion Bond Rating Service.
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
In March 2015, Moody's published material revisions to the form and content of its global bank rating methodology. In the United States, Moody's expects the revised methodology will have generally positive effects on bank deposit ratings and mixed, though net negative, effects on senior unsecured debt ratings, reflecting explicit deposit preference in resolution. Following the publication of their revised methodology, Moody's placed the senior debt ratings of HSBC USA and HSBC Bank USA and the deposit rating of HSBC Bank USA under review for potential upgrade. This review is expected to be completed by June 2015. It is not anticipated that the actions taken by Moody's will significantly impact our funding cost or strategy.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. For example, in addition to the actions mentioned above, Moody's published in January 2015 a request for comment regarding new counterparty risk ratings which will be distinct from debt, deposit or issuer ratings in that it will measure default probability rather than expected loss, and will apply to counterparty obligations and contractual commitments rather than debt or deposit instruments. This new rating will provide an opinion on a bank's counterparty risk related to its covered bonds, contractual performance obligations (e.g. servicing), derivatives (e.g. swaps), letters of credit, certain guarantees and liquidity facilities. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. Other than the Moody's review discussed above, as of March 31, 2015, there were no other pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.

HSBC USA Inc.

Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2014 Form 10-K under the caption “Risk Management”. There have been no material changes to our approach towards interest rate risk management since December 31, 2014.
Present value of a basis point ("PVBP")  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.4	4.8
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

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on April 1 and January 1):
Change resulting from a gradual 100 basis point increase in the yield curve	$251	10	$162	7
Change resulting from a gradual 100 basis point decrease in the yield curve	(266)	(10)	(234)	(9)
Change resulting from a gradual 200 basis point increase in the yield curve	451	17	283	11
Change resulting from a gradual 200 basis point decrease in the yield curve	(455)	(18)	(442)	(18)
Other significant scenarios monitored (reflects projected rate movements on April 1 and January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	382	15	247	10
Change resulting from an immediate 100 basis point decrease in the yield curve	(411)	(16)	(381)	(15)
Change resulting from an immediate 200 basis point increase in the yield curve	653	25	432	18
Change resulting from an immediate 200 basis point decrease in the yield curve	(631)	(24)	(627)	(25)
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income (Loss)  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: total shareholders' equity to total assets and common equity Tier 1 capital to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. As of March 31, 2015, we had an available-for-sale securities portfolio of approximately $33,096 million with a positive mark-to-market adjustment of $433 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $215 million to a net gain of $218 million with the following results on our capital ratios:

	March 31, 2015		December 31, 2014
	Actual	Proforma(1)	Actual	Proforma(1)
Total shareholders' equity to total assets	10.45%	10.40%	9.14%	9.10%
Common equity Tier 1 capital to risk weighted assets	11.78	11.73	10.33	10.27

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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

There have been no material changes to our approach towards market risk management since December 31, 2014. See “Risk Management” in MD&A in our 2014 Form 10-K for a more complete discussion of our approach to market risk.
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
Daily VaR (trading portfolios), 99% 1 day (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2015:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At March 31, 2015	$4	$3	$7	$(8)	$6

Three Months Ended March 31, 2015:
Average	5	6	8	(12)	7
Maximum	6	10	15		10
Minimum	3	3	6		5

At December 31, 2014	$5	$3	$6	$(8)	$6

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

(2)
The total VaR is non-additive across risk types due to diversification effects. For presentation purposes, portfolio diversification of the VaR for trading portfolios includes VaR-based risk-not-in-VaR.

Backtesting In the first quarter of 2015, we experienced one backtesting exception. This loss exception occurred in January when the Swiss Central Bank surprised the markets and lifted the Swiss Franc currency peg to the Euro. The move of the currency pair was more extreme than any dates used in the historical VaR calculation.
We daily validate the accuracy of our VaR models by back-testing them against hypothetical profit and loss that excludes non-modeled items such as fees, commissions and revenues of intra-day transactions from the actual reported profit and loss. We would expect on average to see two to three profits, and two to three losses, in excess of VaR at the 99 percent confident level over a one-

HSBC USA Inc.

year period. The actual number of profits or losses in excess of VaR over this period can therefore be used to gauge how well the models are performing. To ensure a conservative approach to calculating our risk exposures, it is important to note that profits in excess of VaR are only considered when backtesting the accuracy of models and are not used to calculate the VaR numbers used for risk management or capital purposes.
Backtesting of trading VaR against our hypothetical profit and loss (in millions):
Non-trading Portfolios  Non-trading VaR predominantly relates to Balance Sheet Management ("BSM") and represents the potential negative changes in the investment portfolio market value (which includes available for sale and held to maturity assets) and associated hedges. Our investment portfolio holdings are mainly comprised of U.S. Treasuries and U.S. agency mortgage backed securities. Our non-trading VaR exposure is driven by interest rates, mortgage spreads, and asset swap spreads.
The following table summarizes our non-trading VaR for the three months ended March 31, 2015:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At March 31, 2015	$56	$26	$(25)	$57

Three Months Ended March 31, 2015:
Average	47	27	(23)	51
Maximum	65	31		65
Minimum	35	24		38

At December 31, 2014	$47	$26	$(28)	$45

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transferred priced into BSM which has the mandate to centrally manage and hedge it. For a broader discussion on how interest rate risk is managed, please refer to the “Risk Management - Interest Rate Risk Management” in MD&A in our 2014 Form 10-K.
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	March 31, 2015	December 31, 2014
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1 and January 1):
Value of hedged MSRs portfolio	$141	$159
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	(2)	—
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(4)
Calculated change in net market value	2	—
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(6)
Calculated change in net market value	4	3
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the first quarter of 2015. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	5	8	—	—
Operational Risk   There have been no material changes to our approach toward operational risk since December 31, 2014.
Compliance Risk  There have been no material changes to our approach toward compliance risk since December 31, 2014.
Fiduciary Risk  There have been no material changes to our approach toward fiduciary risk since December 31, 2014.
Reputational Risk  There have been no material changes to our approach toward reputational risk since December 31, 2014.
Strategic Risk  There have been no material changes to our approach toward strategic risk since December 31, 2014.
Security and Fraud Risk  There have been no material changes to our approach toward security and fraud risk since December 31, 2014.
Model Risk There have been no material changes to our approach to model risk since December 31, 2014.
Pension Risk There have been no material changes to our approach toward pension risk since December 31, 2014.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in a $4 million increase to interest income on securities in each of the three month periods ended March 31, 2015 and 2014, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2015 and 2014 included fees of $15 million and $19 million, respectively.

Three Months Ended March 31,	2015			2014
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$30,714	$19.26%		$21,633	$14.26%
Federal funds sold and securities purchased under resale agreements	1,873	3.60		1,247	2.61
Trading securities	14,442	95	2.68	12,581	48	1.56
Securities	47,494	204	1.74	56,110	211	1.53
Loans:
Commercial	60,336	320	2.15	49,467	287	2.36
Consumer:
Residential mortgages	16,900	140	3.37	15,957	135	3.43
Home equity mortgages	1,746	14	3.37	1,971	17	3.45
Credit cards	690	19	10.98	698	17	10.10
Other consumer	522	8	5.61	555	8	5.12
Total consumer	19,858	181	3.69	19,181	177	3.73
Total loans	80,194	501	2.53	68,648	464	2.74
Other	3,280	15	1.73	3,560	10	1.19
Total interest earning assets	177,997	$837	1.91%	163,779	$749	1.86%
Allowance for credit losses	(690)			(591)
Cash and due from banks	874			960
Other assets	16,732			21,240
Total assets	$194,913			$185,388
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,049	$14.14%		$43,002	$13.12%
Other time deposits	31,447	30.38		19,027	20.43
Deposits in foreign offices:
Foreign banks deposits	6,930	1.03		8,320	1.03
Other interest bearing deposits	3,497	1.14		5,227	1.13
Total interest bearing deposits	84,923	46.22		75,576	35.19
Short-term borrowings	16,960	11.25		26,213	6.10
Long-term debt	30,637	167	2.22	22,815	170	3.02
Total interest bearing deposits and debt	132,520	224.68		124,604	211.69
Tax liabilities and other	820	3	1.71	1,160	15	5.29
Total interest bearing liabilities	133,340	227.69		125,764	226.73
Net interest income/Interest rate spread		$610	1.22%		$523	1.13%
Noninterest bearing deposits	30,285			30,177
Other liabilities	14,016			12,749
Total shareholders’ equity	17,272			16,698
Total liabilities and shareholders’ equity	$194,913			$185,388
Net interest margin on average earning assets			1.39%			1.30%
Net interest income to average total assets			1.27%			1.15%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In order to comply with this requirement, HSBC Holdings plc (together with its affiliates, “HSBC Group”) has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC USA Inc. did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
At March 31, 2015, the HSBC Group had 11 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.

HSBC USA Inc.

The HSBC Group held a sub-participation in a loan provided by another international bank to Bank Tejarat with a guarantee from the Government of Iran. This sub-participation was supported by the Italian Export Credit Agency. The facility matured in 2014 and the final claim for non-payment was paid by the Italian Export Credit Agency during the first quarter of 2015.
Licenses and relevant authorizations have been obtained from the competent authorities of the European Union with respect to the above transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the first quarter of 2015, which includes interest and fees, was approximately $178,000, and net estimated profit was approximately $129,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the first quarter of 2015 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the first quarter of 2015 under those guarantees. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S. -sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the first quarter of 2015. Estimated gross revenue to the HSBC Group in the first quarter of 2015 for this financial institution, which includes fees and/or commissions, was approximately $(57,700) and the estimated net profit was approximately $36,900. This customer relationship has generated negative revenue to the HSBC Group, given a negative interest rate assessed by the European Central Bank. The HSBC Group is currently paying the negative interest rate on behalf of its customers. In the first quarter of 2015, the HSBC Group applied for a license from the U.K. government for the option to collect the negative interest rate from this institution.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank employees. The HSBC Group runs and operates the pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue to the HSBC Group in the first quarter of 2015 generated by this pension scheme, which includes fees and/or commission, was approximately $790. Fees are generally included in the price of the underlying investment funds. Therefore, the HSBC Group has not disclosed a separate net profit measure for this pension scheme.

The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the first quarter of 2015 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in the first quarter of 2015.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The relationship will be terminated in 2015 and the HSBC Group closed the branch in the third quarter of 2014. There was no gross revenue or net profit to HSBC in the first quarter of 2015.
The HSBC Group maintains an account for a corporate customer in Armenia for whom it received funds from an account at Bank Mellat CJSC Armenia for the sale of computer equipment. There was no gross revenue or net profit to HSBC in the first quarter of 2015.

HSBC USA Inc.

The HSBC Group maintains an account for a corporate customer in Oman for whom it received a check payment drawn on an account at Bank Melli in Oman for the sale of carpet-related products and services. There was no gross revenue or net profit to HSBC in the first quarter of 2015.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA, National Association ("HSBC Bank USA") maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2015. In the first quarter of 2015, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group or HSBC Bank USA.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 29, 2015 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 1, 2015).

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 11
by business segment 44	Estimates and assumptions 9
consolidated average balances 123	Executive overview 77
fair value measurements 57	Fair value measurements:
nonperforming 19, 24, 26, 103	assets and liabilities recorded at fair value on a recurring basis 59
trading 10, 83	assets and liabilities recorded at fair value on a non-recurring basis 66
Asset-backed commercial paper conduits 48	control over valuation process 113
Asset-backed securities 11, 59, 69, 115	financial instruments 57
Balance sheet:	hierarchy 55, 113
consolidated 5	transfers into/out of level one and two 61
consolidated average balances 123	transfers into/out of level two and three 61
review 80	valuation techniques 67
Basel I 107	Fiduciary risk 116, 122
Basel II 108	Financial assets:
Basel III 46, 107	designated at fair value 37
Basis of reporting 79	reclassification under IFRSs 45, 79
Business:	Financial highlights metrics 77
consolidated performance review 77	Financial liabilities:
Capital:	designated at fair value 37
2015 funding strategy 110	fair value of financial liabilities 57
common equity movements 107	Forward looking statements 75
consolidated statement of changes 7	Funding 110
regulatory capital 46	Gain on instruments designated at fair value and related derivatives 38
selected capital ratios 46, 78, 107, 119	Gains (losses) from securities 15, 87
Cash flow (consolidated) 8	Global Banking and Markets 45, 94
Cautionary statement regarding forward-looking statements 75	Geographic concentration of receivables 105
Collateral — pledged assets 53	Goodwill 30
Collateralized debt obligations 69, 115	Guarantee arrangements 49
Commercial banking segment results (IFRSs) 45, 94	Impairment:
Compliance risk 116, 122	available-for-sale securities 14
Controls and procedures 124	credit losses 27, 86
Credit card fees 87	nonperforming loans 19, 24, 26, 103
Credit quality 98	impaired loans 20, 23
Credit risk:	Income (loss) from financial instruments designated at fair value, net 38
adjustment 55	Income tax expenses 3, 92
component of fair value option 38	Intangible assets 29
concentration 26, 104	Interest rate risk 116, 119
exposure 116	Internal control 124
management 116	Key performance indicators 77
related contingent features 35	Legal proceedings 124
related arrangements 49	Liabilities:
Current environment 77	commitments, lines of credit 111
Deferred tax assets 92	deposits 84, 107
Deposits 84, 107	financial liabilities designated at fair value 37
Derivatives:	trading 10, 83
cash flow hedges 33	long-term debt 41, 57, 84, 107
fair value hedges 32	short-term borrowings 41, 57, 84, 107
notional value 36	Liquidity and capital resources 106
trading and other 34	Liquidity risk 116, 117
Equity:	Litigation and regulatory matters 71
consolidated statement of changes 7
ratios 46, 78, 107, 119

HSBC USA Inc.

Loans:	Reputational risk 116, 122
by category 17, 81	Results of operations 85
by charge-off (net) 27, 102	Residential Mortgage Revenue 89
by delinquency 25, 101	Retail banking and wealth management segment results (IFRSs) 45, 93
criticized assets 24	Risk elements in the loan portfolio 104
geographic concentration 105	Risk management:
held for sale 28	credit 116
impaired 20	compliance 116, 122
nonperforming 19, 24, 26, 103	fiduciary 116, 122
overall review 80	interest rate 116, 119
risk concentration 26, 104	liquidity 116, 117
troubled debt restructures 20	market 116, 120
Loan impairment charges — see Provision for credit losses	model 116, 122
Loan-to-deposits ratio 78	operational 116, 122
Loan to value (LTV) 81	pension 116, 122
Market risk 116	reputational 116, 122
Market turmoil:	security and fraud risk 116, 122
exposures 120	strategic 116, 122
impact on liquidity risk 106	Securities:
Monoline insurers 14, 114	amortized cost 11
Mortgage lending products 17, 81	fair value 11
Mortgage servicing rights 29	impairment 14
Net interest income 85	maturity analysis 16
New accounting pronouncements 74	Segment results - IFRSs basis:
Off balance sheet arrangements 111	retail banking and wealth management 45, 93
Operating expenses 90	commercial banking 45, 94
Operational risk 116, 122	global banking and markets 45, 94
Other revenue 87	private banking 45, 96
Other segment results (IFRSs) 45, 97	other 45, 97
Pension and other postretirement benefits 40	overall summary 45, 93
Performance, developments and trends 77	Selected financial data 77
Pledged assets 53	Sensitivity:
Private banking segment results (IFRSs) 45, 96	projected net interest income 119
Profit (loss) before tax:	Statement of changes in shareholders’ equity 7
by segment — IFRSs 45	Statement of changes in comprehensive income 4
consolidated 3	Statement of income 3
Provision for credit losses 27, 86	Strategic risk 116, 122
Ratios:	Stress testing 106, 108
capital 46, 78, 107, 119	Table of contents 2
charge-off (net) 77, 99	Tax expense 3, 92
credit loss reserve related 99	Trading:
delinquency 101	assets 10, 83
earnings to fixed charges — Exhibit 12	derivatives 10, 83
efficiency 77, 91	liabilities 10, 83
Reconciliation of U.S. GAAP results to IFRSs 79	portfolios 10
Refreshed loan-to-value 81	Trading revenue (net) 87, 88
Regulation 46, 107, 124	Troubled debt restructures 20
Related party transactions 41	Value at risk 120
Variable interest entities 47

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 5, 2015

HSBC USA INC.

By:	/s/ MARK ZAESKE
Mark Zaeske
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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 29, 2015 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 1, 2015).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.