Form 10-Q
period 2015-06-30
HSBC USA INC /MD/
filed 2015-08-03
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-07436
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

As of July 31, 2015, there were 714 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest income:
Loans	$515	$471	$1,016	$935
Securities	223	194	423	401
Trading securities	91	65	186	113
Short-term investments	26	20	48	36
Other	14	12	29	22
Total interest income	869	762	1,702	1,507
Interest expense:
Deposits	54	36	100	71
Short-term borrowings	11	10	22	16
Long-term debt	173	152	340	322
Other	5	(109)	8	(94)
Total interest expense	243	89	470	315
Net interest income	626	673	1,232	1,192
Provision for credit losses	(6)	85	47	101
Net interest income after provision for credit losses	632	588	1,185	1,091
Other revenues:
Credit card fees	11	13	21	27
Other fees and commissions	190	182	372	355
Trust income	46	32	81	63
Trading revenue	24	15	57	148
Net other-than-temporary impairment losses(1)	—	(5)	—	(7)
Other securities gains (losses), net	35	(7)	58	15
Servicing and other fees from HSBC affiliates	53	51	109	98
Residential mortgage banking revenue	15	22	34	70
Gain (loss) on instruments designated at fair value and related derivatives	56	(44)	141	(16)
Other income	(27)	2	(6)	8
Total other revenues	403	261	867	761
Operating expenses:
Salaries and employee benefits	267	223	513	438
Support services from HSBC affiliates	385	385	737	739
Occupancy expense, net	59	52	115	109
Other expenses	139	216	262	340
Total operating expenses	850	876	1,627	1,626
Income (loss) before income tax	185	(27)	425	226
Income tax expense (benefit)	98	(206)	174	(57)
Net income	$87	$179	$251	$283

(1)
During the three and six months ended June 30, 2015, there were no other-than-temporary impairment ("OTTI") losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. During the three and six months ended June 30, 2014, OTTI losses on securities held-to-maturity totaling $5 million and $7 million, respectively, were recognized in other revenues. There were no OTTI losses in the non-credit component of such impaired securities recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$87	$179	$251	$283
Net change in unrealized gains (losses), net of tax:
Investment securities	(213)	175	(241)	305
Other-than-temporarily impaired debt securities held-to-maturity	—	2	—	3
Derivatives designated as cash flow hedges	31	(15)	12	(35)
Pension and post-retirement benefit plans	—	—	1	—
Total other comprehensive income (loss)	(182)	162	(228)	273
Comprehensive income (loss)	$(95)	$341	$23	$556

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2015	December 31, 2014
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,077	$891
Interest bearing deposits with banks	20,059	30,807
Federal funds sold and securities purchased under agreements to resell	16,112	1,413
Trading assets	17,771	21,092
Securities available-for-sale	33,085	30,140
Securities held-to-maturity (fair value of $14.3 billion and $13.7 billion at June 30, 2015 and December 31, 2014, respectively)	14,160	13,469
Loans	83,617	77,741
Less – allowance for credit losses	648	680
Loans, net	82,969	77,061
Loans held for sale (includes $315 million and $384 million designated under fair value option at June 30, 2015 and December 31, 2014, respectively)	518	612
Properties and equipment, net	241	247
Intangible assets, net	202	206
Goodwill	1,612	1,612
Other assets	8,812	7,989
Total assets	$196,618	$185,539
Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$30,950	$29,715
Interest bearing (includes $6.6 billion and $7.3 billion designated under fair value option at June 30, 2015 and December 31, 2014, respectively)	80,376	71,191
Deposits in foreign offices:
Noninterest bearing	736	850
Interest bearing	10,485	14,362
Total deposits	122,547	116,118
Short-term borrowings (includes $2.1 billion designated under fair value option at June 30, 2015)	12,728	12,795
Long-term debt (includes $8.9 billion and $8.8 billion designated under fair value option at June 30, 2015 and December 31, 2014, respectively)	30,567	27,524
Total debt	165,842	156,437
Trading liabilities	6,448	8,164
Interest, taxes and other liabilities	3,675	3,971
Total liabilities	175,965	168,572
Shareholders' equity
Preferred stock	1,265	1,565
Common shareholders' equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 and 713 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	—	—
Additional paid-in capital	18,169	14,170
Retained earnings	1,448	1,233
Accumulated other comprehensive loss	(229)	(1)
Total common shareholders' equity	19,388	15,402
Total shareholders’ equity	20,653	16,967
Total liabilities and shareholders’ equity	$196,618	$185,539

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of June 30, 2015 and December 31, 2014 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 16, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2015	December 31, 2014
	(in millions)
Assets
Other assets	$355	$380
Total assets	$355	$380
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	84	75
Total liabilities	$176	$167

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30,	2015	2014
	(dollars are in millions)
Preferred stock
Balance at beginning of period	$1,565	$1,565
Preferred stock redemption	(300)	—
Balance at end of period	1,265	1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,170	14,106
Capital contribution from parent	4,000	—
Employee benefit plans	(1)	—
Balance at end of period	18,169	14,106
Retained earnings
Balance at beginning of period	1,233	952
Net income	251	283
Cash dividends declared on preferred stock	(36)	(36)
Balance at end of period	1,448	1,199
Accumulated other comprehensive income (loss)
Balance at beginning of period	(1)	(159)
Other comprehensive income (loss), net of tax	(228)	273
Balance at end of period	(229)	114
Total common shareholders' equity	19,388	15,419
Total shareholders’ equity	$20,653	$16,984

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$251	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77	56
Provision for credit losses	47	101
Other-than-temporary impairment related to securities held-to-maturity	—	7
Net realized gains on securities available-for-sale	(58)	(15)
Net change in other assets and liabilities	(564)	(538)
Net change in loans held for sale:
Originations of loans	(1,341)	(654)
Sales and collection of loans held for sale	1,276	537
Net change in trading assets and liabilities	1,605	1,678
Lower of amortized cost or fair value adjustments on loans held for sale	9	—
Loss (gain) on instruments designated at fair value and related derivatives	(141)	16
Net cash provided by operating activities	1,161	1,471
Cash flows from investing activities
Net change in interest bearing deposits with banks	10,748	(4,332)
Net change in federal funds sold and securities purchased under agreements to resell	(14,699)	(192)
Securities available-for-sale:
Purchases of securities available-for-sale	(13,190)	(6,512)
Proceeds from sales of securities available-for-sale	8,692	15,999
Proceeds from maturities of securities available-for-sale	995	1,541
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,995)	—
Proceeds from maturities of securities held-to-maturity	1,288	153
Change in loans:
Originations, net of collections	(5,943)	(5,441)
Loans sold to third parties	130	692
Net cash used for acquisitions of properties and equipment	(25)	(10)
Other, net	(387)	10
Net cash provided by (used in) investing activities	(14,386)	1,908
Cash flows from financing activities
Net change in deposits	6,428	2,755
Debt:
Net change in short-term borrowings	(69)	(6,229)
Issuance of long-term debt	12,128	3,887
Repayment of long-term debt	(8,739)	(2,392)
Preferred stock redemption	(300)	—
Capital contribution from parent	4,000	—
Other decreases in capital surplus	(1)	—
Dividends paid	(36)	(36)
Net cash provided by (used in) financing activities	13,411	(2,015)
Net change in cash and due from banks	186	1,364
Cash and due from banks at beginning of period	891	961
Cash and due from banks at end of period	$1,077	$2,325

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Accumulated Other Comprehensive Income (Loss)	39
2	Trading Assets and Liabilities	10	12	Pension and Other Postretirement Benefits	41
3	Securities	11	13	Related Party Transactions	42
4	Loans	17	14	Business Segments	45
5	Allowance for Credit Losses	27	15	Retained Earnings and Regulatory Capital Requirements	47
6	Loans Held for Sale	28	16	Variable Interest Entities	49
7	Intangible Assets	29	17	Guarantee Arrangements, Pledged Assets and Collateral	51
8	Goodwill	30	18	Fair Value Measurements	57
9	Derivative Financial Instruments	30	19	Litigation and Regulatory Matters	75
10	Fair Value Option	36	20	New Accounting Pronouncements	77

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Trading assets:
U.S. Treasury	$2,988	$2,675
U.S. Government agency issued or guaranteed	6	3
U.S. Government sponsored enterprises(1)	152	45
Obligations of U.S. states and political subdivisions	581	591
Asset backed securities	457	481
Corporate and foreign bonds	7,510	9,681
Other securities	18	22
Precious metals	2,128	1,992
Derivatives, net	3,931	5,602
Total trading assets	$17,771	$21,092
Trading liabilities:
Securities sold, not yet purchased	$669	$683
Payables for precious metals	—	22
Derivatives, net	5,779	7,459
Total trading liabilities	$6,448	$8,164

(1)	Consists of mortgage backed securities of $152 million and $45 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") at June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, the fair value of derivatives included in trading assets is net of $4,678 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2015 and December 31, 2014, the fair value of derivatives included in trading liabilities is net of $1,021 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$10,738	$207	$(125)	$10,820
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	699	—	(13)	686
Collateralized mortgage obligations	160	—	—	160
Direct agency obligations	4,039	178	(6)	4,211
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,893	53	(177)	11,769
Collateralized mortgage obligations	564	6	(2)	568
Obligations of U.S. states and political subdivisions	818	6	(12)	812
Asset backed securities collateralized by:
Commercial mortgages	27	—	—	27
Home equity	91	—	(8)	83
Other	108	—	(14)	94
Foreign debt securities(2)	3,703	5	(16)	3,692
Equity securities	162	3	(2)	163
Total available-for-sale securities	$33,002	$458	$(375)	$33,085
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$5,059	$115	$(10)	$5,164
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,565	11	(14)	3,562
Collateralized mortgage obligations	5,507	71	(8)	5,570
Obligations of U.S. states and political subdivisions	20	1	—	21
Asset-backed securities collateralized by residential mortgages	9	1	—	10
Total held-to-maturity securities	$14,160	$199	$(32)	$14,327

HSBC USA Inc.

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$11,793	$276	$(58)	$12,011
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	520	5	(1)	524
Collateralized mortgage obligations	35	—	—	35
Direct agency obligations	3,995	217	(6)	4,206
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,985	101	(27)	8,059
Collateralized mortgage obligations	329	3	(2)	330
Obligations of U.S. states and political subdivisions	661	10	(4)	667
Asset backed securities collateralized by:
Commercial mortgages	43	—	—	43
Home equity	97	—	(8)	89
Other	110	—	(16)	94
Foreign debt securities(2)	3,921	6	(12)	3,915
Equity securities	165	3	(1)	167
Total available-for-sale securities	$29,654	$621	$(135)	$30,140
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$4,868	$120	$(1)	$4,987
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,700	53	(1)	3,752
Collateralized mortgage obligations	4,867	54	(1)	4,920
Obligations of U.S. states and political subdivisions	23	1	—	24
Asset-backed securities collateralized by residential mortgages	11	1	—	12
Total held-to-maturity securities	$13,469	$229	$(3)	$13,695

(1)
Includes securities at amortized cost of $826 million and $521 million issued or guaranteed by FNMA at June 30, 2015 and December 31, 2014, respectively, and $33 million and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at June 30, 2015 and December 31, 2014, respectively.

(2)
At June 30, 2015 and December 31, 2014, foreign debt securities consisted of $692 million and $689 million, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $3,406 million and $3,185 million issued or guaranteed by FNMA at June 30, 2015 and December 31, 2014, respectively, and $1,653 million and $1,683 million issued and guaranteed by FHLMC at June 30, 2015 and December 31, 2014, respectively.

Net unrealized gains decreased within the available-for-sale portfolio in the six months ended June 30, 2015 due primarily to rising yields on longer-term U.S. Treasury and U.S. government agency mortgage-backed securities coupled with increased investments in these securities as well as sales of U.S. Treasury securities that were in a net unrealized gain position at December 31, 2014.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of June 30, 2015 and December 31, 2014 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
June 30, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	33	$(114)	$4,322	4	$(11)	$347
U.S. Government sponsored enterprises	158	(16)	937	18	(3)	189
U.S. Government agency issued or guaranteed	62	(171)	6,883	9	(8)	119
Obligations of U.S. states and political subdivisions	45	(7)	419	21	(5)	164
Asset backed securities	—	—	—	9	(22)	192
Foreign debt securities	7	(16)	2,439	1	—	196
Equity securities	1	(2)	157	—	—	—
Securities available-for-sale	306	$(326)	$15,157	62	$(49)	$1,207
Securities held-to-maturity:
U.S. Government sponsored enterprises	257	$(10)	$851	49	$—	$—
U.S. Government agency issued or guaranteed	132	(22)	2,246	713	—	1
Obligations of U.S. states and political subdivisions	1	—	1	3	—	1
Securities held-to-maturity	390	$(32)	$3,098	765	$—	$2

	One Year or Less			Greater Than One Year
December 31, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(47)	$3,459	4	$(11)	$1,546
U.S. Government sponsored enterprises	2	(1)	128	24	(6)	391
U.S. Government agency issued or guaranteed	30	(20)	2,046	10	(9)	213
Obligations of U.S. states and political subdivisions	34	(2)	146	23	(2)	194
Asset backed securities	1	—	3	9	(24)	199
Foreign debt securities	5	(9)	1,805	3	(3)	898
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	79	$(80)	$7,745	73	$(55)	$3,441
Securities held-to-maturity:
U.S. Government sponsored enterprises	144	$(1)	$394	47	$—	$—
U.S. Government agency issued or guaranteed	103	(2)	985	800	—	2
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	247	$(3)	$1,379	850	$—	$3
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our

HSBC USA Inc.

accounting policies, discussed further below. At June 30, 2015 and December 31, 2014, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
During the three and six months ended June 30, 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
During the three and six months ended June 30, 2014, none of our debt securities were determined to have initial other-than-temporary impairment while two held-to-maturity asset-backed debt securities, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component. The additional credit loss associated with the impaired debt securities, which reflects the excess of amortized cost over the present value of expected future cash flows, was $5 million and $7 million during the three and six months ended June 30, 2014, respectively, and was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income.
The following table summarizes the rollforward of credit losses which have been recognized in income on other-than-temporary impaired securities that we do not intend to sell nor will likely be required to sell:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in millions)
Beginning balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$63	$61
Increase in credit losses for which an other-than-temporary impairment was previously recognized	5	7
Ending balance of credit losses on held-to-maturity debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$68	$68
At June 30, 2015, we held 14 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $176 million of the total aggregate fair value of asset-backed securities of $204 million at June 30, 2015. The gross unrealized losses on these monoline wrapped securities were $22 million at June 30, 2015. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of June 30, 2015 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $82 million.
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
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$43	$25	$73	$68
Gross realized losses	(8)	(32)	(15)	(53)
Net realized gains (losses)	$35	$(7)	$58	$15

HSBC USA Inc.

Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2015 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2015, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2015. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$3,357.76%		$4,254	2.25%	$3,127	3.22%
U.S. Government sponsored enterprises	—	—	2,066	3.12	1,790	2.60	1,042	3.02
U.S. Government agency issued or guaranteed	—	—	7	4.21	39	3.89	12,411	2.68
Obligations of U.S. states and political subdivisions	—	—	71	4.17	268	2.82	479	3.40
Asset backed securities	—	—	—	—	—	—	226	3.32
Foreign debt securities	406	2.35	3,297	1.34	—	—	—	—
Total amortized cost	$406	2.35%	$8,798	1.56%	$6,351	2.38%	$17,285	2.83%
Total fair value	$406		$8,896		$6,471		$17,149
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$92	1.39%	$612	2.62%	$4,355	2.96%
U.S. Government agency issued or guaranteed	—	—	1	7.71	45	2.91	9,026	2.35
Obligations of U.S. states and political subdivisions	2	4.76	8	3.96	6	3.82	4	5.33
Asset backed securities	—	—	—	—	—	—	9	6.53
Total amortized cost	$2	4.76%	$101	1.65%	$663	2.65%	$13,394	2.55%
Total fair value	$2		$102		$669		$13,554

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $331 million and $632 million, respectively, were included in other assets at June 30, 2015. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $108 million and $483 million, respectively, were included in other assets at December 31, 2014.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Commercial loans:
Construction and other real estate	$11,520	$10,300
Business and corporate banking	19,712	17,819
Global banking(1)	28,942	26,387
Other commercial	3,422	3,581
Total commercial	63,596	58,087
Consumer loans:
Residential mortgages	17,233	16,661
Home equity mortgages	1,686	1,784
Credit cards	692	720
Other consumer	410	489
Total consumer	20,021	19,654
Total loans	$83,617	$77,741

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,607 million and $4,821 million at June 30, 2015 and December 31, 2014, respectively. See Note 13, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $52 million and $34 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, we had a net unamortized premium on our loans of $12 million and $10 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2015 and December 31, 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At June 30, 2015	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$14	$21	$35	$11,485	$11,520
Business and corporate banking	23	7	30	19,682	19,712
Global banking	—	—	—	28,942	28,942
Other commercial	4	6	10	3,412	3,422
Total commercial	41	34	75	63,521	63,596
Consumer loans:
Residential mortgages	356	831	1,187	16,046	17,233
Home equity mortgages	13	52	65	1,621	1,686
Credit cards	9	9	18	674	692
Other consumer	7	8	15	395	410
Total consumer	385	900	1,285	18,736	20,021
Total loans	$426	$934	$1,360	$82,257	$83,617

	Past Due		Total Past Due 30 Days or More
At December 31, 2014	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$25	$22	$47	$10,253	$10,300
Business and corporate banking	32	9	41	17,778	17,819
Global banking	—	—	—	26,387	26,387
Other commercial	15	6	21	3,560	3,581
Total commercial	72	37	109	57,978	58,087
Consumer loans:
Residential mortgages	390	931	1,321	15,340	16,661
Home equity mortgages	21	56	77	1,707	1,784
Credit cards	11	10	21	699	720
Other consumer	9	9	18	471	489
Total consumer	431	1,006	1,437	18,217	19,654
Total loans	$503	$1,043	$1,546	$76,195	$77,741

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$64	$65
Business and corporate banking	47	74
Commercial nonaccrual loans held for sale	30	43
Total commercial	141	182
Consumer:
Residential mortgages(1)(2)(3)	798	847
Home equity mortgages(1)(2)	70	68
Consumer nonaccrual loans held for sale	3	4
Total consumer	871	919
Total nonaccruing loans	1,012	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	10
Other consumer	9	10
Total consumer	18	20
Total accruing loans contractually past due 90 days or more	19	21
Total nonperforming loans	$1,031	$1,122

(1)
At June 30, 2015 and December 31, 2014, nonaccrual consumer mortgage loans include $755 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$23	$22	$44	$46
Interest income that was recorded on nonaccrual loans and included in interest income during the period	6	6	12	14

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest . A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and six months ended June 30, 2015 and 2014 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and six months ended June 30, 2015 and 2014 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$4	$—	$4	$—
Business and corporate banking	24	11	50	11
Global banking	—	—	13	—
Other commercial	—	—	—	10
Total commercial	28	11	67	21
Consumer loans:
Residential mortgages	35	46	70	79
Home equity mortgages	1	1	1	2
Credit cards	1	1	2	3
Total consumer	37	48	73	84
Total	$65	$59	$140	$105
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2015 was 1.90 percent and 1.84 percent, respectively, compared with 1.52 percent and 1.51 percent during the three and six months ended June 30, 2014, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	June 30, 2015	December 31, 2014
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$120	$186
Business and corporate banking	68	24
Global banking	13	—
Total commercial	201	210
Consumer loans:
Residential mortgages(3)	1,021	972
Home equity mortgages(3)	21	20
Credit cards	6	6
Total consumer	1,048	998
Total TDR Loans(4)	$1,249	$1,208
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$2	$4
Business and corporate banking	4	5
Total commercial	6	9
Consumer loans:
Residential mortgages	41	43
Home equity mortgages	1	2
Credit cards	1	2
Total consumer	43	47
Total allowance for credit losses for TDR Loans	$49	$56

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $39 million and $85 million at June 30, 2015 and December 31, 2014, respectively.

(2)
The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	June 30, 2015	December 31, 2014
	(in millions)
Commercial loans:
Construction and other real estate	$139	$201
Business and corporate banking	75	51
Global banking	13	—
Total commercial	227	252
Consumer loans:
Residential mortgages	1,189	1,139
Home equity mortgages	46	44
Credit cards	6	6
Total consumer	1,241	1,189
Total	$1,468	$1,441

(3)
Includes $775 million and $763 million at June 30, 2015 and December 31, 2014, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC USA Inc.

(4)	Includes $471 million and $485 million at June 30, 2015 and December 31, 2014, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.
The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$149	$220	$161	$244
Business and corporate banking	56	23	45	22
Global banking	13	—	9	17
Other commercial	—	5	—	12
Total commercial	218	248	215	295
Consumer loans:
Residential mortgages	999	929	988	928
Home equity mortgages	20	19	20	19
Credit cards	6	8	6	8
Total consumer	1,025	956	1,014	955
Total average balance of TDR Loans	$1,243	$1,204	$1,229	$1,250
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$1	$2	$2	$8
Business and corporate banking	—	—	1	—
Total commercial	1	2	3	8
Consumer loans:
Residential mortgages	9	8	18	17
Home equity mortgages	1	1	1	1
Total consumer	10	9	19	18
Total interest income recognized on TDR Loans	$11	$11	$22	$26
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$2	$12
Business and corporate banking	2	—	3	—
Total commercial	2	—	5	12
Consumer loans:
Residential mortgages	8	9	17	17
Total consumer	8	9	17	17
Total	$10	$9	$22	$29

HSBC USA Inc.

Impaired commercial loans  The following table summarizes impaired commercial loan statistics:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At June 30, 2015
Construction and other real estate	$13	$119	$132	$3
Business and corporate banking	13	75	88	3
Global banking	—	13	13	—
Other commercial	1	6	7	1
Total commercial	$27	$213	$240	$7
At December 31, 2014
Construction and other real estate	$18	$179	$197	$5
Business and corporate banking	72	18	90	24
Global banking	—	—	—	—
Other commercial	2	6	8	1
Total commercial	$92	$203	$295	$30

(1)	Includes impaired commercial loans that are also considered TDR Loans which totaled $201 million and $210 million at June 30, 2015 and December 31, 2014, respectively.

(2)
The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes basis adjustments, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts. The following table reflects the unpaid principal balance of impaired commercial loans included in the table above:

	June 30, 2015	December 31, 2014
	(in millions)
Construction and other real estate	$156	$224
Business and corporate banking	120	122
Global banking	13	—
Other commercial	7	8
Total commercial	$296	$354
The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$166	$237	$176	$269
Business and corporate banking	92	36	91	37
Global banking	13	—	9	22
Other commercial	7	15	7	24
Total average balance of impaired commercial loans	$278	$288	$283	$352
Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$2	$2	$8
Business and corporate banking	—	—	1	—
Total interest income recognized on impaired commercial loans	$1	$2	$3	$8

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

The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2015
Construction and other real estate	$158	$213	$2	$373
Business and corporate banking	1,060	447	4	1,511
Global banking	2,088	218	—	2,306
Other commercial	2	7	1	10
Total commercial	$3,308	$885	$7	$4,200
At December 31, 2014
Construction and other real estate	$310	$230	$7	$547
Business and corporate banking	1,001	238	22	1,261
Global banking	1,770	202	—	1,972
Other commercial	1	6	—	7
Total commercial	$3,082	$676	$29	$3,787
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2015
Construction and other real estate	$11,456	$64	$—	$11,520
Business and corporate banking	19,664	47	1	19,712
Global banking	28,942	—	—	28,942
Other commercial	3,422	—	—	3,422
Total commercial	$63,484	$111	$1	$63,596
At December 31, 2014
Construction and other real estate	$10,235	$65	$—	$10,300
Business and corporate banking	17,744	74	1	17,819
Global banking	26,387	—	—	26,387
Other commercial	3,581	—	—	3,581
Total commercial	$57,947	$139	$1	$58,087

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2015
Construction and other real estate	$8,946	$2,574	$11,520
Business and corporate banking	10,491	9,221	19,712
Global banking	23,767	5,175	28,942
Other commercial	1,796	1,626	3,422
Total commercial	$45,000	$18,596	$63,596
At December 31, 2014
Construction and other real estate	$7,820	$2,480	$10,300
Business and corporate banking	8,835	8,984	17,819
Global banking	23,400	2,987	26,387
Other commercial	1,873	1,708	3,581
Total commercial	$41,928	$16,159	$58,087

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	June 30, 2015		December 31, 2014
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$903	5.23%	$1,013	6.07%
Home equity mortgages(1)(2)	56	3.32	62	3.48
Credit cards	13	1.88	14	1.94
Other consumer	11	2.21	14	2.52
Total consumer	$983	4.88%	$1,103	5.59%

(1)
At June 30, 2015 and December 31, 2014, consumer mortgage loan delinquency includes $873 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)	At June 30, 2015 and December 31, 2014, consumer mortgage loans include $634 million and $658 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming   The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2015
Residential mortgages	$16,435	$798	$—	$17,233
Home equity mortgages	1,616	70	—	1,686
Credit cards	683	—	9	692
Other consumer	401	—	9	410
Total consumer	$19,135	$868	$18	$20,021
At December 31, 2014
Residential mortgages	$15,814	$847	$—	$16,661
Home equity mortgages	1,716	68	—	1,784
Credit cards	710	—	10	720
Other consumer	479	—	10	489
Total consumer	$18,719	$915	$20	$19,654
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At June 30, 2015 and December 31, 2014, our loan portfolio included interest-only residential mortgage loans totaling $3,643 million and $3,531 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2015 and 2014:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2015
Allowance for credit losses – beginning of period	$90	$295	$128	$21	$95	$29	$35	$10	$703
Provision charged (credited) to income	(3)	(2)	2	(3)	(6)	—	4	2	(6)
Charge offs	(1)	(38)	—	—	(10)	(3)	(8)	(4)	(64)
Recoveries	3	5	—	—	4	1	2	—	15
Net (charge offs) recoveries	2	(33)	—	—	(6)	(2)	(6)	(4)	(49)
Allowance for credit losses – end of period	$89	$260	$130	$18	$83	$27	$33	$8	$648

Three Months Ended June 30, 2014
Allowance for credit losses – beginning of period	$93	$129	$67	$19	$156	$52	$45	$13	$574
Provision charged (credited) to income	6	56	29	(9)	7	(8)	4	—	85
Charge offs	(5)	(6)	—	—	(19)	(3)	(12)	(3)	(48)
Recoveries	—	1	—	3	5	1	2	1	13
Net (charge offs) recoveries	(5)	(5)	—	3	(14)	(2)	(10)	(2)	(35)
Allowance for credit losses – end of period	$94	$180	$96	$13	$149	$42	$39	$11	$624

Six Months Ended June 30, 2015
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	(1)	22	23	(2)	(6)	(2)	7	6	47
Charge offs	(2)	(44)	—	(1)	(24)	(5)	(16)	(10)	(102)
Recoveries	3	7	—	—	6	2	3	2	23
Net (charge offs) recoveries	1	(37)	—	(1)	(18)	(3)	(13)	(8)	(79)
Allowance for credit losses – end of period	$89	$260	$130	$18	$83	$27	$33	$8	$648
Ending balance: collectively evaluated for impairment	$86	$257	$130	$17	$42	$26	$32	$8	$598
Ending balance: individually evaluated for impairment	3	3	—	1	41	1	1	—	50
Total allowance for credit losses	$89	$260	$130	$18	$83	$27	$33	$8	$648

Loans:
Collectively evaluated for impairment	$11,388	$19,624	$28,929	$3,415	$15,478	$1,610	$686	$410	$81,540
Individually evaluated for impairment(1)	132	88	13	7	262	5	6	—	513
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,493	71	—	—	1,564
Total loans	$11,520	$19,712	$28,942	$3,422	$17,233	$1,686	$692	$410	$83,617

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Six Months Ended June 30, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	8	75	36	(13)	(9)	(6)	9	1	101
Charge offs	(24)	(11)	(8)	—	(36)	(8)	(23)	(5)	(115)
Recoveries	2	4	—	6	8	7	3	2	32
Net (charge offs) recoveries	(22)	(7)	(8)	6	(28)	(1)	(20)	(3)	(83)
Allowance for credit losses – end of period	$94	$180	$96	$13	$149	$42	$39	$11	$624
Ending balance: collectively evaluated for impairment	$90	$172	$96	$11	$93	$40	$37	$11	$550
Ending balance: individually evaluated for impairment	4	8	—	2	56	2	2	—	74
Total allowance for credit losses	$94	$180	$96	$13	$149	$42	$39	$11	$624

Loans:
Collectively evaluated for impairment	$9,469	$15,913	$24,268	$3,117	$14,355	$1,830	$673	$473	$70,098
Individually evaluated for impairment(1)	213	43	—	10	215	19	8	—	508
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,527	65	—	—	1,592
Total loans	$9,682	$15,956	$24,268	$3,127	$16,097	$1,914	$681	$473	$72,198

(1)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $775 million and $725 million at June 30, 2015 and 2014, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Commercial loans	$407	$528
Consumer loans:
Residential mortgages	23	18
Other consumer	88	66
Total consumer	111	84
Total loans held for sale	$518	$612
We originate commercial loans in connection with our participation in a number of syndicated credit facilities with the intent of selling the loans to unaffiliated third parties. We also purchase commercial loans from the secondary market and hold the loans as hedges against our exposure to certain total return swaps. The commercial loans under these programs are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under the fair value option. The fair value of these commercial loans held for sale was $315 million and $384 million at June 30, 2015 and December 31, 2014, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also included $30 million and $44 million of global banking loans at June 30, 2015 and December 31, 2014, respectively, which were transferred to held for sale during 2014, as well as commercial real estate loans totaling $62 million and $100 million at June 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

We sell all our agency eligible loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $4 million at both June 30, 2015 and December 31, 2014 which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation allowance on consumer loans held for sale was $11 million and $15 million at June 30, 2015 and December 31, 2014, respectively. The valuation allowance on commercial loans held for sale was $18 million at June 30, 2015 compared with $5 million allowance at December 31, 2014.

7. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Mortgage servicing rights	$158	$159
Purchased credit card relationships	44	47
Total intangible assets	$202	$206
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
The following table summarizes the critical assumptions used to calculate the fair value of MSRs:

	June 30, 2015	December 31, 2014
Annualized constant prepayment rate ("CPR")	14.2%	15.9%
Constant discount rate	13.1%	14.1%
Weighted average life (in years)	4.5	4.1

HSBC USA Inc.

The following table summarizes MSRs activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Fair value of MSRs:
Beginning balance	$140	$205	$159	$227
Changes in fair value due to changes in valuation model inputs or assumptions	19	(12)	8	(24)
Reductions related to customer payments	(1)	(7)	(9)	(17)
Ending balance	$158	$186	$158	$186
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $21,249 million and $23,101 million at June 30, 2015 and December 31, 2014, respectively.
Servicing fees collected are included in residential mortgage banking revenue and totaled $15 million and $30 million during the three and six months ended June 30, 2015, respectively, compared with $17 million and $35 million during the three and six months ended June 30, 2014, respectively.
During 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $39,566 million and $40,889 million at June 30, 2015 and December 31, 2014, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
Purchased credit card relationships  In 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One Financial Corporation at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara and was written off at the time of sale. The remaining $65 million was included in intangible assets and is being amortized over the estimated useful life of the credit card relationships which is ten years.

8. Goodwill

Goodwill was $1,612 million at both June 30, 2015 and December 31, 2014. Included in goodwill for these periods were accumulated impairment losses of $670 million. During the first half of 2015, there were no events or changes in circumstances to indicate that it is more likely than not that the fair values of any of our reporting units have reduced below their respective carrying amounts.

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

HSBC USA Inc.

	June 30, 2015		December 31, 2014
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$116	$175	$1	$206
Bilateral OTC(2)	11	184	4	268
Interest rate contracts	127	359	5	474

Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	56	—	45	—

OTC-cleared(2)	3	12	8	6
Bilateral OTC(2)	—	114	—	161
Interest rate contracts	3	126	8	167

Total derivatives accounted for as hedges	186	485	58	641

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	33	38	46	43
OTC-cleared(2)	16,323	15,908	16,862	17,557
Bilateral OTC(2)	21,703	22,208	28,370	28,398
Interest rate contracts	38,059	38,154	45,278	45,998

Exchange-traded(2)	7	—	—	13
Bilateral OTC(2)	20,897	19,322	22,219	20,826
Foreign exchange contracts	20,904	19,322	22,219	20,839

Equity contracts - bilateral OTC(2)	1,545	1,540	1,635	1,632

Exchange-traded(2)	52	32	59	18
Bilateral OTC(2)	717	466	1,013	591
Precious metals contracts	769	498	1,072	609

OTC-cleared(2)	667	828	604	730
Bilateral OTC(2)	2,794	2,587	3,518	3,288
Credit contracts	3,461	3,415	4,122	4,018

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	670	92	768	88

Foreign exchange contracts - bilateral OTC(2)	—	56	—	44

Equity contracts - bilateral OTC(2)	638	270	757	167

Precious metals contracts - bilateral OTC(2)	—	1	—	5

Credit contracts - bilateral OTC(2)	55	8	73	9

Total derivatives	66,287	63,841	75,982	74,050

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	56,129	56,129	63,913	63,913
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	4,678	1,021	4,811	1,724
Net amounts of derivative assets / liabilities presented in the balance sheet	5,480	6,691	7,258	8,413

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,363	3,324	1,837	4,398
Net amounts of derivative assets / liabilities	$4,117	$3,367	$5,421	$4,015

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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $12 million and $12 million during the three and six months ended June 30, 2015, respectively, compared with decreases of less than $1 million and $1 million during the three and six months ended June 30, 2014. We amortized $2 million and $3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during the three and six months ended June 30, 2015, respectively, compared with $2 million and $5 million during the three and six months ended June 30, 2014. The total accumulated unamortized basis adjustments amounted to increases in the carrying amount of our debt of $5 million and $21 million as of June 30, 2015 and December 31, 2014, respectively.
Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities decreased the carrying amount of the securities by $397 million and $178 million during the three and six months ended June 30, 2015, respectively, compared with increases of $162 million and $338 million during the three and six months ended June 30, 2014. The total accumulated unamortized basis adjustments for active fair value hedges of AFS securities amounted to increases in the carrying amount of the securities of $219 million and $458 million as of June 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Three Months Ended June 30, 2015
Interest rate contracts/AFS Securities	$(49)	$453	$93	$(437)	$16
Interest rate contracts/subordinated debt	6	(12)	(22)	12	—
Total	$(43)	$441	$71	$(425)	$16

Three Months Ended June 30, 2014
Interest rate contracts/AFS Securities	$(64)	$(188)	$96	$189	$1
Interest rate contracts/subordinated debt	2	—	(1)	—	—
Total	$(62)	$(188)	$95	$189	$1

Six Months Ended June 30, 2015
Interest rate contracts/AFS Securities	$(103)	$205	$181	$(197)	$8
Interest rate contracts/subordinated debt	9	(12)	(33)	12	—
Total	$(94)	$193	$148	$(185)	$8

Six Months Ended June 30, 2014
Interest rate contracts/AFS Securities	$(127)	$(407)	$198	$401	$(6)
Interest rate contracts/subordinated debt	6	(1)	(16)	1	—
Total	$(121)	$(408)	$182	$402	$(6)
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
As of June 30, 2015 and December 31, 2014, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2015, respectively, $2 million and $5 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $2 million and $3 million during the three and six months ended June 30, 2014. During the next twelve months, we expect to amortize $9 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$1	$—	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	48	(25)	Interest income (expense)	(2)	(2)	Other income	—	—
Total	$49	$(25)		$(2)	$(2)		$—	$—

Six Months Ended June 30,
Foreign exchange contracts	$1	$1	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	15	(61)	Interest income (expense)	(5)	(3)	Other income	—	—
Total	$16	$(60)		$(5)	$(3)		$—	$—
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
Our non-qualifying hedging activities include:

•
Derivative contracts related to the fixed-rate long-term debt issuances and hybrid instruments, including all structured notes and structured deposits, for which we have elected fair value option accounting. These derivative contracts are non-qualifying hedges but are considered economic hedges.

•
Credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income.

•
Forward purchase or sale of to-be-announced ("TBA") securities designated to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Trading revenue	$71	$(89)	$541	$(32)
Interest rate contracts	Residential mortgage banking revenue	(18)	22	6	37
Foreign exchange contracts	Trading revenue	207	58	(149)	83
Equity contracts	Trading revenue	4	—	3	—
Precious metals contracts	Trading revenue	(27)	10	19	18
Credit contracts	Trading revenue	4	(108)	(17)	(115)
Total		$241	$(107)	$403	$(9)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
				(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(142)	$111	$(33)	$227
Interest rate contracts	Residential mortgage banking revenue	1	—	1	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	6	9	5	13
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(125)	258	132	339
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	8	1	24
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	(3)	—	(3)	1
Credit contracts	Other income	(45)	(7)	(23)	(11)
Total		$(308)	$379	$80	$593
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of June 30, 2015, was $6,165 million for which we had posted collateral of $5,017 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2014, was $7,006 million for which we had posted collateral of $6,136 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 17, "Guarantee Arrangements, Pledged Assets and Collateral," for further details.

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

	Single-notch downgrade	Two-notch downgrade
Moody’s	Aa3	A1
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$59

	Single-notch downgrade	Two-notch downgrade
Standard & Poor's ("S&P")	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$59	$97

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2015	December 31, 2014
	(in millions)
Interest rate:
Futures and forwards	$166,415	$87,406
Swaps	2,733,613	3,096,382
Options written	79,440	70,903
Options purchased	92,279	83,524
	3,071,747	3,338,215
Foreign Exchange:
Swaps, futures and forwards	1,006,234	866,835
Options written	95,635	117,088
Options purchased	92,147	118,350
Spot	65,164	58,700
	1,259,180	1,160,973
Commodities, equities and precious metals:
Swaps, futures and forwards	44,811	48,263
Options written	15,821	18,015
Options purchased	26,794	23,452
	87,426	89,730
Credit derivatives	216,805	240,737
Total	$4,635,158	$4,829,655

10. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRS"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain fixed-rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

HSBC USA Inc.

Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of June 30, 2015 and December 31, 2014, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.
Short-term Borrowings We elected to apply FVO accounting to certain securities sold under repurchase agreements ("repurchase agreements") which are trading in nature. The election allows us to account for these repurchase agreements at fair value which is consistent with the manner in which the instruments are managed. The fair value of the repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and maturities. Interest on these repurchase agreements is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to repurchase agreements designated at fair value are summarized in the table below.
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
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, inclusive of structured notes and structured deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
At June 30, 2015
Commercial loans held for sale	$315	$325
Repurchase agreements	2,070	2,068
Fixed rate long-term debt	2,011	1,750
Hybrid instruments:
Structured deposits	6,632	6,563
Structured notes	6,890	6,735
At December 31, 2014
Commercial loans held for sale	$384	$390
Fixed rate long-term debt	2,179	1,750
Hybrid instruments:
Structured deposits	7,346	7,176
Structured notes	6,612	6,275

HSBC USA Inc.

Components of Gain (Loss) on Instruments at Fair Value and Related Derivatives  Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to interest, credit and other risks as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives. The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO:

	Loans	Long-Term Debt	Hybrid Instruments and Repurchase Agreements	Total
	(in millions)
Three Months Ended June 30, 2015
Interest rate and other components(1)	$—	$132	$210	$342
Credit risk component(2)(3)	2	48	(72)	(22)
Total mark-to-market on financial instruments designated at fair value	2	180	138	320
Mark-to-market on the related derivatives	—	(127)	(154)	(281)
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$2	$70	$(16)	$56

Three Months Ended June 30, 2014
Interest rate and other components(1)	$—	$(61)	$(330)	$(391)
Credit risk component(2)(3)	—	(46)	7	(39)
Total mark-to-market on financial instruments designated at fair value	—	(107)	(323)	(430)
Mark-to-market on the related derivatives	—	50	319	369
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(40)	$(4)	$(44)

Six Months Ended June 30, 2015
Interest rate and other components(1)	$—	$50	$(78)	$(28)
Credit risk component(2)(3)	(8)	118	(43)	67
Total mark-to-market on financial instruments designated at fair value	(8)	168	(121)	39
Mark-to-market on the related derivatives	—	(57)	125	68
Net realized gain on the related long-term debt derivatives	—	34	—	34
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$145	$4	$141

Six Months Ended June 30, 2014
Interest rate and other components(1)	$—	$(143)	$(483)	$(626)
Credit risk component(2)(3)	—	(27)	33	6
Total mark-to-market on financial instruments designated at fair value	—	(170)	(450)	(620)
Mark-to-market on the related derivatives	—	120	450	570
Net realized gain on the related long-term debt derivatives	—	34	—	34
Gain (loss) on instruments designated at fair value and related derivatives	$—	$(16)	$—	$(16)

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)
During the three and six months ended June 30, 2015, the gains in the credit risk component for long-term debt were attributable to the widening of our own credit spreads while the losses during the three and six months ended June 30, 2014 were attributable to the tightening of our own credit spreads.

HSBC USA Inc.

(3)
During the three and six months ended June 30, 2015, the losses in the credit risk component for hybrid instruments and repurchase agreements were attributable to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits, partially offset by the widening of credit spreads on structured deposits and, in the year-to-date period, the widening of our own credit spreads related to structured notes. During the three months ended June 30, 2014, the gain in the credit risk component for hybrid instruments and repurchase agreements was attributable to the widening of credit spreads on structured deposits partially offset by the tightening of our own credit spreads related to structured notes. During the six months ended June 30, 2014, the gain in the credit risk component for hybrid instruments was attributable primarily to the widening of our own credit spreads related to structured notes.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended June 30,	2015	2014
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$130	$112
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(117) million and $110 million, respectively	(198)	171
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(13) million and $3 million, respectively(1)	(22)	4
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $4 million(2)	7	—
Total other comprehensive income (loss) for period	(213)	175
Balance at end of period	(83)	287
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	(59)
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $1 million(3)	—	2
Total other comprehensive income for period	—	2
Balance at end of period	—	(57)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(175)	(103)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $19 million and $(10) million, respectively	30	(16)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(4)	1	1
Total other comprehensive income (loss) for period	31	(15)
Balance at end of period	(144)	(118)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(2)	2
Total accumulated other comprehensive income (loss) at end of period	$(229)	$114

HSBC USA Inc.

Six Months Ended June 30,	2015	2014
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$158	$(18)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(128) million and $202 million, respectively	(217)	315
Reclassification adjustment for gains realized in net income, net of tax of $(22) million and $(6) million, respectively(1)	(36)	(10)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $7 million(2)	12	—
Total other comprehensive income (loss) for period	(241)	305
Balance at end of period	(83)	287
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	(60)
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $3 million(3)	—	3
Total other comprehensive income for period	—	3
Balance at end of period	—	(57)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(156)	(83)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $7 million and $(23) million, respectively	9	(37)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $1 million, respectively(4)	3	2
Total other comprehensive income (loss) for period	12	(35)
Balance at end of period	(144)	(118)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	2
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million	1	—
Total other comprehensive income for period	1	—
Balance at and end of period	(2)	2
Total accumulated other comprehensive income (loss) at end of period	$(229)	$114

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Service cost – benefits earned during the period	$1	$1	$3	$2
Interest cost on projected benefit obligation	16	18	33	36
Expected return on plan assets	(23)	(21)	(46)	(42)
Amortization of net actuarial loss	10	9	19	19
Pension expense	$4	$7	$9	$15
During the first quarter of 2015, HSBC North America made an additional contribution of $46 million to the Plan.
Mortality rates, which attempt to predict the expected life of plan participants, are a key input in establishing the HSBC North America Pension Plan liability. During the second quarter of 2015, we completed a review of our mortality assumptions using periodic demographic studies of the Plan and mortality data provided by the Society of Actuaries which will result in an increase to pension expense, of which our share is expected to be $3.5 million per quarter beginning in the third quarter of 2015.
Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest cost on accumulated benefit obligation	$—	$1	$1	$1
Net periodic postretirement benefit cost	$—	$1	$1	$1

HSBC USA Inc.

13. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative transactions, servicing arrangements, information technology support, centralized support services, banking and other miscellaneous services. All extensions of credit by (and certain credit exposures of) HSBC Bank USA to other HSBC affiliates (other than Federal Deposit Insurance Corporation ("FDIC") insured banks) are legally required to be secured by eligible collateral. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions:

	June 30, 2015	December 31, 2014
	(in millions)
Assets:
Cash and due from banks	$265	$140
Interest bearing deposits with banks(1)	906	928
Securities purchased under agreements to resell(2)	4,000	—
Trading assets(3)	16,916	20,194
Loans	4,607	4,821
Other(4)	855	983
Total assets	$27,549	$27,066
Liabilities:
Deposits	$13,286	$16,596
Trading liabilities(3)	18,019	21,130
Short-term borrowings	2,504	847
Long-term debt	1,828	3,981
Other(4)	511	459
Total liabilities	$36,148	$43,013

(1)	Includes interest bearing deposits with HSBC Mexico S.A. of $650 million and $800 million at June 30, 2015 and December 31, 2014, respectively.

(2)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(3)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(4)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Income/(Expense):
Interest income	$28	$15	$58	$29
Interest expense	(8)	(19)	(22)	(37)
Net interest income (expense)	20	(4)	36	(8)
Trading revenue (expense)	221	(147)	369	705
Servicing and other fees from HSBC affiliates:
HSBC Bank Plc	18	$10	37	$26
HSBC Finance Corporation	13	26	29	41
HSBC Markets (USA) Inc. ("HMUS")	6	3	13	7
Other HSBC affiliates	16	12	30	24
Total servicing and other fees from HSBC affiliates	53	51	109	98
Gain (loss) on instruments designed at fair value and related derivatives	(128)	266	130	364
Support services from HSBC affiliates:
HMUS	(69)	(54)	(133)	(111)
HSBC Technology & Services (USA) ("HTSU")	(264)	(271)	(504)	(524)
Other HSBC affiliates	(52)	(60)	(100)	(104)
Total support services from HSBC affiliates	(385)	(385)	(737)	(739)
Stock based compensation expense with HSBC(1)	(15)	(10)	(28)	(18)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2014, long-term debt with affiliates reflected $4.0 billion in floating rate senior debt with HSBC North America. During the first quarter of 2015, we repaid this debt in full. At June 30, 2015, long-term debt with affiliates reflected $1.0 billion in floating rate senior debt and $0.9 billion in floating rate subordinated debt with HSBC North America. These borrowings were issued during the second quarter of 2015 and mature in December 2016 and May 2025, respectively. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
We have a $150 million uncommitted line of credit with HSBC North America Inc. ("HNAI") although there was no outstanding balance at either June 30, 2015 or December 31, 2014.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2015 and December 31, 2014, we have the following loan balances outstanding with HSBC affiliates:

	June 30, 2015	December 31, 2014
	(in millions)
HSBC Finance Corporation	$3,014	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	334	563
HSBC Bank Brasil S.A.	1,108	1,108
Other short-term affiliate lending	151	136
Total loans	$4,607	$4,821
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2015. The credit agreement allows for borrowings with maturities of

HSBC USA Inc.

up to 5 years. At both June 30, 2015 and December 31, 2014, $3.0 billion was outstanding under this credit agreement with $0.5 billion maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either June 30, 2015 or December 31, 2014. This credit facility expires in May 2017.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $6.7 billion at both June 30, 2015 and December 31, 2014, respectively, of which $334 million and $563 million, respectively, was outstanding. The maturities of the outstanding borrowings range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Bank Brasil S.A. We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.2 billion, of which $1.1 billion was outstanding, at both June 30, 2015 and December 31, 2014, respectively. The outstanding balances mature at various stages between 2016 and 2018.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either June 30, 2015 and December 31, 2014.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2015 and December 31, 2014, there were $151 million and $136 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by an HSBC affiliate, in relation to assets originated in the U.S. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.0 billion as of June 30, 2015, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,056.4 billion and $1,082.6 billion at June 30, 2015 and December 31, 2014, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities) related to the contracts was approximately $1,170 million and $1,166 million at June 30, 2015 and December 31, 2014, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $768 million and $837 million at June 30, 2015 and December 31, 2014, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

•
We utilize HSI for broker dealer, debt underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

HSBC USA Inc.

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $14 million and $29 million during the three and six months ended June 30, 2015, respectively, compared with $13 million and $27 million during the three and six months ended June 30, 2014, respectively.

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
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRS and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.
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

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2015
Net interest income(1)	$195	$211	$132	$50	$(5)	$(3)	$580	$(18)	$64	$626
Other operating income	86	71	219	27	75	3	481	(15)	(63)	403
Total operating income	281	282	351	77	70	—	1,061	(33)	1	1,029
Loan impairment charges	15	4	4	(1)	—	—	22	(27)	(1)	(6)
	266	278	347	78	70	—	1,039	(6)	2	1,035
Operating expenses(2)	300	185	264	58	50	—	857	(9)	2	850
Profit (loss) before income tax expense	$(34)	$93	$83	$20	$20	$—	$182	$3	$—	$185

Three Months Ended June 30, 2014
Net interest income(1)	$212	$202	$109	$56	$78	$(4)	$653	$(16)	$36	$673
Other operating income	104	64	151	25	(38)	4	310	(6)	(43)	261
Total operating income	316	266	260	81	40	—	963	(22)	(7)	934
Loan impairment charges	21	83	40	—	—	—	144	(52)	(7)	85
	295	183	220	81	40	—	819	30	—	849
Operating expenses(2)	298	174	239	61	28	—	800	76	—	876
Profit (loss) before income tax expense	$(3)	$9	$(19)	$20	$12	$—	$19	$(46)	$—	$(27)

Six Months Ended June 30, 2015
Net interest income(1)	$392	$412	$250	$99	$(11)	$(8)	$1,134	$(32)	$130	$1,232
Other operating income	173	148	485	51	157	8	1,022	(25)	(130)	867
Total operating income	565	560	735	150	146	—	2,156	(57)	—	2,099
Loan impairment charges	37	14	12	(1)	—	—	62	(13)	(2)	47
	528	546	723	151	146	—	2,094	(44)	2	2,052
Operating expenses(2)	581	354	523	116	77	—	1,651	(26)	2	1,627
Profit (loss) before income tax expense	$(53)	$192	$200	$35	$69	$—	$443	$(18)	$—	$425
Balances at end of period:
Total assets	$19,987	$31,940	$181,541	$8,174	$779	$—	$242,421	$(45,816)	$13	$196,618
Total loans, net	17,039	30,783	24,489	6,498	—	—	78,809	906	3,254	82,969
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits(3)	30,504	21,844	30,343	12,766	—	—	95,457	(4,512)	31,602	122,547

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)

Six Months Ended June 30, 2014
Net interest income(1)	$410	$389	$206	$105	$65	$(9)	$1,166	$(31)	$57	$1,192
Other operating income	217	132	445	50	(13)	9	840	(10)	(69)	761
Total operating income	627	521	651	155	52	—	2,006	(41)	(12)	1,953
Loan impairment charges	23	90	55	(5)	—	—	163	(48)	(14)	101
	604	431	596	160	52	—	1,843	7	2	1,852
Operating expenses(2)	577	332	478	116	53	—	1,556	68	2	1,626
Profit (loss) before income tax expense	$27	$99	$118	$44	$(1)	$—	$287	$(61)	$—	$226
Balances at end of period:
Total assets	$19,169	$26,467	$175,330	$8,232	$826	$—	$230,024	$(47,570)	$(236)	$182,218
Total loans, net	16,315	25,239	19,957	6,069	—	—	67,580	1,693	2,301	71,574
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits(3)	29,138	22,135	30,092	11,822	—	—	93,187	(3,128)	25,462	115,521

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

(3)
During the second quarter of 2015, we concluded that brokered deposits would be better presented as debt under the Group Reporting Basis. As a result, we reclassified $1.8 billion of brokered deposits in the GB&M segment to debt at June 30, 2014 to conform with current year presentation.

(4)	Represents adjustments associated with differences between the Group Reporting Basis and the U.S. GAAP basis of accounting.

(5)	Represents differences in financial statement presentation between Group Reporting Basis and U.S. GAAP.

15. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a potential source of funds used for payment of shareholder dividends and other HSBC USA cash needs. Any significant non-contractual dividend from HSBC Bank USA would require the approval of the Office of the Comptroller of the Currency ("the OCC"). Approval is also required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.

HSBC USA Inc.

The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:(3)
HSBC USA	$24,670	10.00%		16.31%	$21,017	10.00%		15.78%
HSBC Bank USA	26,828	10.00		18.44	22,760	10.00		17.86
Tier 1 capital ratio:(3)
HSBC USA	18,859	6.00		12.47	15,205	6.00		11.41
HSBC Bank USA	22,212	8.00		15.26	17,215	8.00		13.51
Common equity Tier 1 ratio:(3)
HSBC USA	17,810	4.50	(2)	11.77	13,754	4.50	(2)	10.33
HSBC Bank USA	19,857	6.50		13.65	17,215	6.50		13.51
Tier 1 leverage ratio:
HSBC USA	18,859	4.00	(2)	9.50	15,205	4.00	(2)	8.54
HSBC Bank USA	22,212	5.00		11.58	17,215	5.00		10.06
Risk weighted assets:(3)
HSBC USA	151,286				133,211
HSBC Bank USA	145,521				127,456

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

(3)	Risk weighted assets are calculated under the Basel III Standardized Approach which came into effect on January 1, 2015, replacing the Basel I risk-based approach used in 2014.
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the U.S. ("the Basel III final rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, took effect January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. In addition, the Basel III final rule introduced the Standardized Approach for risk weighted assets, which replaced the Basel I risk-based guidance for determining risk weighted assets for banking organizations and came into effect on January 1, 2015.
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
During the second quarter of 2015, HSBC USA exercised the option to call $560 million of junior subordinated debentures previously issued by HSBC USA to HSBC USA Capital Trusts I, II and III at the contractual call prices of 100.781 percent, 100.84 percent and 100.732 percent, respectively, which resulted in a net loss on extinguishment of approximately $11 million. The trusts used the proceeds to redeem the trust preferred securities previously issued to third party investors. During the second quarter of 2015, HSBC USA also redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock at their stated values of $100 per share and $50 per share, respectively, resulting in a total cash payment of $300 million. Under the Basel III final rule, the trust preferred securities and cumulative perpetual preferred stock will fully phase out of Tier 1 capital to Tier 2 capital by January 1, 2016. In addition, the trust preferred securities will start phasing out of Tier 2 capital in 2016 and fully phase out by January 1, 2022. In response to these rule changes, the capital instruments were redeemed and HSBC USA issued $850 million of Tier 2 subordinated debt to HSBC North America.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of June 30, 2015 and December 31, 2014 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate on consolidation.

	June 30, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$355	$—	$380	$—
Long-term debt	—	92	—	92
Interest, taxes and other liabilities	—	84	—	75
Total	$355	$176	$380	$167
Low income housing limited liability partnership  In 2009, all low income housing investments held by us at the time were transferred to a Limited Liability Partnership ("LLP") in exchange for debt and equity while a third party invested cash for an equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor in other liabilities and the assets of the LLP in other assets on our consolidated balance sheet. The investments held by the LLP represent equity investments in the underlying low income housing partnerships. As a practical expedient, we amortize the investments in proportion to the allocated tax benefits under the proportional amortization method of accounting and present such benefits net of investment amortization in income tax expense. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of June 30, 2015 and December 31, 2014:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At June 30, 2015
Asset-backed commercial paper conduits	$57	$—	$11,121	$3,046
Structured note vehicles	2,855	8	5,887	5,879
Low income housing partnerships	50	44	192	50
Total	$2,962	$52	$17,200	$8,975
At December 31, 2014
Asset-backed commercial paper conduits	$29	$—	$10,984	$2,685
Structured note vehicles	2,841	7	5,867	5,860
Low income housing partnerships	44	39	141	44
Total	$2,914	$46	$16,992	$8,589
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $3,046 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
Low income housing partnerships Separately from the low income housing LLP discussed above, we invest as a limited partner in low income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal

HSBC USA Inc.

low income housing tax credits, for investors. The partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk and are structured with non-substantive voting rights. We are not the primary beneficiary of the VIEs and do not consolidate them. Our investment in low income housing partnerships are recorded in other assets on the consolidated balance sheet. As a practical expedient, we amortize the investment in proportion to the allocated tax benefits under the proportional amortization method of accounting and present such benefits net of investment amortization in income tax expense. The maximum exposure to loss shown in the table above represents our recorded investment.
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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of June 30, 2015 and December 31, 2014. Following the table is a description of the various arrangements.

	June 30, 2015		December 31, 2014
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(1,605)	$105,348	$(1,484)	$117,768
Financial standby letters of credit, net of participations(2)(3)	—	6,022	—	5,358
Performance standby letters of credit, net of participations(2)(3)	—	3,283	—	3,083
Liquidity asset purchase agreements(3)	—	3,046	—	2,685
Total	$(1,605)	$117,699	$(1,484)	$128,894

(1)	Includes $32,284 million and $32,688 million of notional issued for the benefit of HSBC affiliates at June 30, 2015 and December 31, 2014, respectively.

(2)	Includes $980 million and $937 million issued for the benefit of HSBC affiliates at June 30, 2015 and December 31, 2014, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(1,605)	$105,348	$(1,484)	$117,768
Buy-protection credit derivative positions	1,774	111,457	1,741	122,969
Net position(1)	$169	$6,109	$257	$5,201

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of June 30, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $6,022 million and $3,283 million, respectively. As of December 31, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,358 million and $3,083 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million and $50 million at June 30, 2015 and December 31, 2014, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $17 million and $16 million at June 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit as of June 30, 2015 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.6	$66,677	$18,511	$85,188
Structured CDS	1.8	5,079	627	5,706
Index credit derivatives	3.3	4,002	6,716	10,718
Total return swaps	2.5	3,332	404	3,736
Subtotal		79,090	26,258	105,348
Standby Letters of Credit(2)	1.0	6,537	2,768	9,305
Total		$85,627	$29,026	$114,653

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of June 30, 2015 and December 31, 2014 we had issued $3,046 million and $2,685 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 16, "Variable Interest Entities," for further information.
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
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 28, "Litigation and Regulatory Matters," in our 2014 Form10-K for additional discussion of related exposure. There have been no

HSBC USA Inc.

significant changes with regards to this exposure since December 31, 2014. The outstanding principal balance on these loans was approximately $5.5 billion and $5.7 billion at June 30, 2015 and December 31, 2014, respectively.
Mortgage Loan Repurchase Obligations  Historically, we originated and sold mortgage loans, primarily to government sponsored entities ("GSEs"), and provided various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. As a result of settlements with FNMA and FHLMC during 2013 and 2014, the repurchase exposure associated with these sales has been substantially resolved. In addition, with the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, new agency eligible originations are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $3 million at both June 30, 2015 and December 31, 2014.
The following table summarizes the change in our estimated repurchase liability during the three and six months ended June 30, 2015 and 2014 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$23	$36	$27	$99
Decrease in liability recorded through earnings	(2)	—	(5)	(34)
Realized losses	—	(2)	(1)	(31)
Balance at end of period	$21	$34	$21	$34
During the first quarter of 2014, we entered into a settlement with the FHLMC for $25 million, reflected in realized losses in the liability rollforward above, which settled our liability for substantially all loans sold to FHLMC from January 1, 2000 through 2013. As a result of the settlement and a re-assessment of the residual exposure, we released $34 million in repurchase reserves. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreement.
Our remaining repurchase liability of $21 million at June 30, 2015 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2015. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Interest bearing deposits with banks	$487	$415
Trading assets(1)	3,195	2,886
Securities available-for-sale(2)	17,523	22,023
Securities held-to-maturity	3,187	3,602
Loans(3)	13,537	12,580
Other assets(4)	1,526	2,495
Total	$39,455	$44,001

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $5,350 million and $8,348 million at June 30, 2015 and December 31, 2014, respectively. The fair value of trading assets that can be sold or repledged was $3,195 million and $2,886 million at June 30, 2015 and December 31, 2014, respectively.
The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $13,338 million and $6,765 million at June 30, 2015 and December 31, 2014, respectively. This collateral was obtained under security resale agreements. Of this collateral, $371 million and $2,226 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at June 30, 2015 and December 31, 2014, respectively.
Securities Resale and Repurchase Agreements
We enter into purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) identical or substantially the same securities. Resale and repurchase agreements are accounted for as secured lending and secured borrowing transactions, respectively.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset as of June 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of June 30, 2015:
Assets:
Securities purchased under resale agreements	$17,339	1,227	16,112	16,112	—	$—
Liabilities:
Securities sold under repurchase agreements	$8,916	1,227	7,689	7,689	—	$—

As of December 31, 2014:
Assets:
Securities purchased under resale agreements	$7,165	5,752	1,413	1,413	—	$—
Liabilities:
Securities sold under repurchase agreements	$13,459	5,752	7,707	7,707	—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings as of June 30, 2015:

	Overnight and Continuous	Up to 30 days	30 to 90 days	Greater than 90 days	Total
	(in millions)
As of June 30, 2015:
Assets:
U.S. Treasury, U.S. Government agencies and sponsored entities	$1,243	$4,453	$49	$3,171	$8,916

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
Liquidity risk adjustment - The liquidity risk adjustment (primarily in the form of bid-offer adjustment) reflects the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the position. Valuation models generally produce mid-market values. The bid-offer adjustment is made in such a way that results in a measure that reflects the exit price that most represents the fair value of the financial asset or financial liability under consideration or, where applicable, the fair value of the net market risk exposure of a group of financial assets or financial liabilities. These adjustments relate primarily to Level 2 assets.
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
A valuation committee, chaired by the Head of Business Finance of GB&M, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The committee is responsible for reviewing and approving valuation policies and procedures including any valuation adjustments pertaining to, among other things, independent price verification, market liquidity, unobservable inputs, model uncertainty and counterparty credit risk. All valuation models are reviewed by the valuation committee in terms of model development, enhancements and performance. All models are independently reviewed by the Markets Independent Model Review function and applicable valuation model recommendations are reported to and discussed with the valuation committee. Significant valuation risks identified in business activities are corroborated and addressed by the committee members and, where applicable, are escalated to the Chief Financial Officer of HUSI and the Audit Committee of the Board of Directors.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2015 and December 31, 2014:

June 30, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$21,179	$21,179	$1,077	$20,059	$43
Federal funds sold and securities purchased under resale agreements	16,112	16,112	—	16,112	—
Non-derivative trading assets	13,840	13,840	2,988	7,757	3,095
Derivatives	5,480	5,480	8	5,440	32
Securities	47,245	47,412	19,565	27,847	—
Commercial loans, net of allowance for credit losses	63,099	64,490	—	—	64,490
Commercial loans designated under fair value option and held for sale	315	315	—	315	—
Commercial loans held for sale	92	92	—	92	—
Consumer loans, net of allowance for credit losses	19,870	18,679	—	—	18,679
Consumer loans held for sale:
Residential mortgages	23	23	—	19	4
Other consumer	88	88	—	—	88
Financial liabilities:
Short-term financial liabilities	$10,715	$10,715	$—	$10,672	$43
Deposits:
Without fixed maturities	114,005	114,005	—	114,005	—
Fixed maturities	1,910	1,913	—	1,913	—
Deposits designated under fair value option	6,632	6,632	—	4,815	1,817
Non-derivative trading liabilities	669	669	500	169	—
Derivatives	6,691	6,691	7	6,661	23
Short-term borrowings designated under fair value option	2,070	2,070	—	2,070	—
Long-term debt	21,666	22,250	—	22,250	—
Long-term debt designated under fair value option	8,901	8,901	—	8,239	662

HSBC USA Inc.

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,746	$31,746	$891	$30,807	$48
Federal funds sold and securities purchased under resale agreements	1,413	1,413	—	1,413	—
Non-derivative trading assets	15,490	15,490	2,675	9,722	3,093
Derivatives	7,258	7,258	10	7,200	48
Securities	43,609	43,835	22,048	21,787	—
Commercial loans, net of allowance for credit losses	57,595	58,891	—	—	58,891
Commercial loans designated under fair value option and held for sale	384	384	—	384	—
Commercial loans held for sale	144	144	—	144	—
Consumer loans, net of allowance for credit losses	19,466	17,896	—	—	17,896
Consumer loans held for sale:
Residential mortgages	18	19	—	14	5
Other consumer	66	66	—	—	66
Financial liabilities:
Short-term financial liabilities	$12,861	$12,861	$—	$12,813	$48
Deposits:
Without fixed maturities	105,962	105,962	—	105,962	—
Fixed maturities	2,810	2,813	—	2,813	—
Deposits designated under fair value option	7,346	7,346	—	5,378	1,968
Non-derivative trading liabilities	705	705	653	52	—
Derivatives	8,413	8,413	8	8,376	29
Long-term debt	18,733	19,524	—	19,524	—
Long-term debt designated under fair value option	8,791	8,791	—	8,144	647
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2015 and December 31, 2014 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
June 30, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,988	$158	$—	$3,146	$—	$3,146
Obligations of U.S. States and political subdivisions	—	581	—	581	—	581
Collateralized debt obligations	—	—	240	240	—	240
Asset-backed securities:
Residential mortgages	—	129	—	129	—	129
Student Loans	—	88	—	88	—	88
Corporate and other domestic debt securities	—	—	2,855	2,855	—	2,855
Debt Securities issued by foreign entities:
Corporate	—	63	—	63	—	63
Government-backed	—	4,592	—	4,592	—	4,592
Equity securities	—	18	—	18	—	18
Precious metals trading	—	2,128	—	2,128	—	2,128
Derivatives(2):
Interest rate contracts	34	38,824	1	38,859	—	38,859
Foreign exchange contracts	7	20,946	7	20,960	—	20,960
Equity contracts	—	2,051	132	2,183	—	2,183
Precious metals contracts	52	717	—	769	—	769
Credit contracts	—	3,269	247	3,516	—	3,516
Derivatives netting	—	—	—	—	(60,807)	(60,807)
Total derivatives	93	65,807	387	66,287	(60,807)	5,480
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	19,565	8,649	—	28,214	—	28,214
Obligations of U.S. states and political subdivisions	—	812	—	812	—	812
Asset-backed securities:
Commercial mortgages	—	27	—	27	—	27
Home equity	—	83	—	83	—	83
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	359	—	359	—	359
Government-backed	—	3,333	—	3,333	—	3,333
Equity securities	—	163	—	163	—	163
Loans(3)	—	315	—	315	—	315
Mortgage servicing rights(4)	—	—	158	158	—	158
Total assets	$22,646	$87,399	$3,640	$113,685	$(60,807)	$52,878
Liabilities:
Deposits in domestic offices(5)	$—	$4,815	$1,817	$6,632	$—	$6,632
Trading liabilities, excluding derivatives	500	169	—	669	—	669
Derivatives(2):
Interest rate contracts	38	38,693	—	38,731	—	38,731
Foreign exchange contracts	—	19,371	7	19,378	—	19,378
Equity contracts	—	1,668	142	1,810	—	1,810
Precious metals contracts	31	468	—	499	—	499
Credit contracts	—	3,355	68	3,423	—	3,423
Derivatives netting	—	—	—	—	(57,150)	(57,150)
Total derivatives	69	63,555	217	63,841	(57,150)	6,691
Short-term borrowings(5)	—	2,070	—	2,070	—	2,070
Long-term debt(5)	—	8,239	662	8,901	—	8,901
Total liabilities	$569	$78,848	$2,696	$82,113	$(57,150)	$24,963

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,675	$48	$—	$2,723	$—	$2,723
Obligations of U. S. States and political subdivisions	—	591	—	591	—	591
Collateralized debt obligations	—	—	253	253	—	253
Asset-backed securities:
Residential mortgages	—	142	—	142	—	142
Student loans	—	86	—	86	—	86
Corporate and other domestic debt securities	—	1	2,840	2,841	—	2,841
Debt Securities issued by foreign entities:
Corporate	—	184	—	184	—	184
Government-backed	—	6,656	—	6,656	—	6,656
Equity securities	—	22	—	22	—	22
Precious metals trading	—	1,992	—	1,992	—	1,992
Derivatives(2):
Interest rate contracts	46	46,012	1	46,059	—	46,059
Foreign exchange contracts	—	22,241	23	22,264	—	22,264
Equity contracts	—	2,212	180	2,392	—	2,392
Precious metals contracts	59	1,013	—	1,072	—	1,072
Credit contracts	—	3,899	296	4,195	—	4,195
Derivatives netting	—	—	—	—	(68,724)	(68,724)
Total derivatives	105	75,377	500	75,982	(68,724)	7,258
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,048	3,117	—	25,165	—	25,165
Obligations of U.S. states and political subdivisions	—	667	—	667	—	667
Asset-backed securities:
Commercial mortgages	—	43	—	43	—	43
Home equity	—	89	—	89	—	89
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	517	—	517	—	517
Government-backed	—	3,398	—	3,398	—	3,398
Equity securities	—	167	—	167	—	167
Loans(3)	—	384	—	384	—	384
Mortgage servicing rights(4)	—	—	159	159	—	159
Total assets	$24,828	$93,575	$3,752	$122,155	$(68,724)	$53,431
Liabilities:
Deposits in domestic offices(5)	$—	$5,378	$1,968	$7,346	$—	$7,346
Trading liabilities, excluding derivatives	653	52	—	705	—	705
Derivatives(2):
Interest rate contracts	43	46,683	1	46,727	—	46,727
Foreign exchange contracts	13	20,847	23	20,883	—	20,883
Equity contracts	—	1,661	138	1,799	—	1,799
Precious metals contracts	18	596	—	614	—	614
Credit contracts	—	3,941	86	4,027	—	4,027
Derivatives netting	—	—	—	—	(65,637)	(65,637)
Total derivatives	74	73,728	248	74,050	(65,637)	8,413
Long-term debt(5)	—	8,144	647	8,791	—	8,791
Total liabilities	$727	$87,302	$2,863	$90,892	$(65,637)	$25,255

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $3,931 million and $5,602 million and trading derivative liabilities of $5,779 million and $7,459 million as of June 30, 2015 and December 31, 2014, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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
Transfers between Levels 1 and 2 measurements  There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2015 and 2014.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2015 and 2014. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$3	$—	$—	$—	$(17)	$—	$—	$240	$—
Corporate and other domestic debt securities	2,848	—	—	7	—	—	—	—	2,855	—
Derivatives, net(2):
Interest rate contracts	20	(20)	1	—	—	—	—	—	1	1
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	43	(27)	—	—	—	(27)	—	1	(10)	(34)
Credit contracts	192	(10)	—	—	—	(3)	—	—	179	(13)
Mortgage servicing rights(3)	140	—	19	—	—	(1)	—	—	158	21
Total assets	$3,497	$(54)	$20	$7	$—	$(48)	$—	$1	$3,423	$(25)
Liabilities:
Deposits in domestic offices(4)	$(1,926)	$—	$14	$—	$(95)	$134	$(22)	$78	$(1,817)	$19
Long-term debt(4)	(642)	—	13	—	(150)	105	—	12	(662)	14
Total liabilities	$(2,568)	$—	$27	$—	$(245)	$239	$(22)	$90	$(2,479)	$33

HSBC USA Inc.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$12	$—	$—	$—	$(25)	$—	$—	$240	$7
Corporate and other domestic debt securities	2,840	—	—	15	—	—	—	—	2,855	—
Derivatives, net(2):
Interest rate contracts	—	—	1	—	—	—	—	—	1	1
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	(4)	—	—	—	(48)	—	—	(10)	(22)
Credit contracts	210	(22)	—	—	—	(9)	—	—	179	(53)
Mortgage servicing rights(3)	159	—	8	—	—	(9)	—	—	158	7
Total assets	$3,504	$(14)	$9	$15	$—	$(91)	$—	$—	$3,423	$(60)
Liabilities:
Deposits in domestic offices(4)	$(1,968)	$—	$(5)	$—	$(184)	$183	$(22)	$179	$(1,817)	$6
Long-term debt(4)	(647)	—	6	—	(237)	184	—	32	(662)	10
Total liabilities	$(2,615)	$—	$1	$—	$(421)	$367	$(22)	$211	$(2,479)	$16

HSBC USA Inc.

	Apr. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$258	$7	$—	$—	$—	$(5)	$—	$—	$260	$7
Corporate and other domestic debt securities	2,808	—	—	11	—	—	—	—	2,819	—
Government debt securities issued by foreign entities	117	3	—	—	—	(1)	—	(119)	—	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	—
Foreign exchange contracts	96	8	—	—	—	(6)	—	(98)	—	4
Equity contracts	24	66	—	—	—	(29)	2	(4)	59	41
Precious metals contracts	—	—	—	—	—	—	—	—	—	—
Credit contracts	181	(41)	—	—	—	3	—	114	257	(42)
Mortgage servicing rights(3)	205	—	(12)	—	—	(7)	—	—	186	(12)
Total assets	$3,690	$43	$(13)	$11	$—	$(45)	$2	$(107)	$3,581	$(2)
Liabilities:
Deposits in domestic offices(4)	$(2,244)	$—	$(85)	$—	$(135)	$130	$(27)	$104	$(2,257)	$(34)
Long-term debt(4)	(732)	—	4	—	(110)	73	—	27	(738)	(22)
Total liabilities	$(2,976)	$—	$(81)	$—	$(245)	$203	$(27)	$131	$(2,995)	$(56)

HSBC USA Inc.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$14	$—	$—	$—	$(8)	$—	$—	$260	$14
Corporate and other domestic debt securities	2,260	(5)	—	564	—	—	—	—	2,819	(6)
Government debt securities issued by foreign entities	121	5	—	—	—	(7)	—	(119)	—	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	(1)
Foreign exchange contracts	95	10	—	—	—	(12)	—	(93)	—	5
Equity contracts	3	86	—	—	—	(36)	6	—	59	49
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(55)	—	—	—	7	—	114	257	(98)
Mortgage servicing rights(3)	227	—	(24)	—	—	(17)	—	—	186	(24)
Total assets	$3,150	$57	$(25)	$564	$—	$(73)	$6	$(98)	$3,581	$(61)
Liabilities:
Deposits in domestic offices(4)	$(2,334)	$—	$(210)	$—	$(160)	$298	$(95)	$244	$(2,257)	$(51)
Long-term debt(4)	(900)	—	97	—	(153)	120	—	98	(738)	(23)
Total liabilities	$(3,234)	$—	$(113)	$—	$(313)	$418	$(95)	$342	$(2,995)	$(74)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $387 million and derivative liabilities of $217 million as of June 30, 2015 and derivative assets of $538 million and derivative liabilities of $222 million as of June 30, 2014.

(3)	See Note 7, "Intangible Assets," for additional information.

(4)	See Note 10, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of June 30, 2015 and December 31, 2014:

June 30, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	240	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,855	Discounted cash flows	Spread volatility on collateral assets	1% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	7% - 99%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	14% - 19%
Equity derivative contracts(1)	(10)	Option pricing model	Equity / Equity Index volatility	14% - 49%
			Equity / Equity and Equity / Index correlation	46% - 59%
Credit derivative contracts	179	Option pricing model	Correlation of defaults of a portfolio of reference credit names	49% - 52%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	158	Option adjusted discounted cash flows	Constant prepayment rates	11% - 51%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(1,817)	Option adjusted discounted cash flows	Implied volatility of currency pairs	14% - 19%
			Equity / Equity Index volatility	14% - 49%
			Equity / Equity and Equity / Index correlation	46% - 59%
Long-term debt (structured notes)(1)(2)	(662)	Option adjusted discounted cash flows	Implied volatility of currency pairs	14% - 19%
			Equity / Equity Index volatility	14% - 49%
			Equity / Equity and Equity / Index correlation	46% - 59%

HSBC USA Inc.

December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	253	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,840	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	6% - 98%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	10% - 17%
Equity derivative contracts(1)	42	Option pricing model	Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Credit derivative contracts	210	Option pricing model	Correlation of defaults of a portfolio of reference credit names	52% - 57%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	159	Option adjusted discounted cash flows	Constant prepayment rates	10% - 49%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Deposits in domestic offices (structured deposits)(1)(2)	(1,968)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Long-term debt (structured notes)(1)(2)	(647)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%

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

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of June 30, 2015 is about 1.8 times that of CLOs.

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

HSBC USA Inc.

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 14 percent and 19 percent while the implied volatility for equity/equity or equity/equity index is between 14 percent and 49 percent, respectively at June 30, 2015. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 6 percent and 5 percent, respectively at June 30, 2015.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 46 percent and 59 percent at June 30, 2015.

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2015, we transferred $78 million and $179 million, respectively, of deposits in domestic offices and $12 million and $32 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during both the three and six months ended June 30, 2015, we transferred $22 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2014, we transferred $104 million and $244 million, respectively, of deposits in domestic offices and $27 million and $98 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments and the related foreign exchange and credit derivatives from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during the three and six months ended June 30, 2014, we transferred $27 million and $95 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of June 30, 2015 and December 31, 2014. The gains (losses) during the three and six months ended June 30, 2015 and 2014 are also included.

	Non-Recurring Fair Value Measurements as of June 30, 2015				Total Gains (Losses) For the Three Months Ended June 30, 2015	Total Gains (Losses) For the Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$8	$4	$12	$—	$—
Consumer loans(2)	—	90	—	90	(8)	(18)
Commercial loans held for sale(3)	—	91	—	91	(6)	(14)
Impaired commercial loans(4)	—	—	39	39	(16)	(15)
Real estate owned(5)	—	21	—	21	1	2
Total assets at fair value on a non-recurring basis	$—	$210	$43	$253	$(29)	$(45)

	Non-Recurring Fair Value Measurements as of December 31, 2014				Total Gains (Losses) For the Three Months Ended June 30, 2014	Total Gains (Losses) For the Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$5	$5	$(2)	$1
Consumer loans(2)	—	164	—	164	(9)	(23)
Commercial loans held for sale(3)	—	77	—	77	(7)	(7)
Impaired commercial loans(4)	—	—	53	53	(4)	3
Real estate owned(5)	—	19	—	19	(3)	(2)
Total assets at fair value on a non-recurring basis	$—	$260	$58	$318	$(25)	$(28)

(1)
As of June 30, 2015 and December 31, 2014, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	As of June 30, 2015 and December 31, 2014, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014:

As of June 30, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$4	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	39	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 68%

As of December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$5	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	53	Valuation of third party appraisal on underlying collateral	Loss severity rates	8% - 47%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 68 percent at June 30, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 7 percent at June 30, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Valuation Techniques  Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for those financial instruments not recorded at fair value for which fair value disclosure is required.
Short-term financial assets and liabilities - The carrying amount of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, customer acceptance assets and liabilities, short-term borrowings except for certain securities sold under repurchase agreements for which the fair value option has been elected and dividends payable.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $52 million and $50 million at June 30, 2015 and December 31, 2014, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of June 30, 2015:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$73	$—	$73
	Residential mortgages - Subprime	50	—	50
	Student loans	88	—	88
	Total AAA -A	211	—	211
BBB -B	Collateralized debt obligations	—	240	240
CCC-Unrated	Residential mortgages - Subprime	6	—	6
		$217	$240	$457
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$27	$—	$27
	Home equity - Alt A	83	—	83
	Other	94	—	94
	Total AAA -A	$204	$—	$204

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

HSBC USA Inc.

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
Cash flows of the funded notes and deposits in their entirety, including the embedded derivatives, are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates, and the structured note rates in recent executions.
Short-term borrowings - We record certain securities sold under repurchase agreements at fair value. The fair value of the repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and maturities.
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

HSBC USA Inc.

19. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2014 Form 10-K and our Form 10-Q for the three month period ended March 31, 2015 (the "2015 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2014 Form 10-K and our 2015 First Quarter Form 10-Q are reported herein.
In addition to the matters described below, and in our 2014 Form 10-K and our 2015 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
In view of the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 28, "Litigation and Regulatory Matters," in our 2014 Form 10-K and in Note 19 "Litigation and Regulatory Matters" in our 2015 First Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
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
Credit Card Litigation  In May 2015, the parties settled the Speedy Stop Food Stores LLC v. Visa Inc. (Tex. Dist. Ct., Victoria City, No. 13-10-75377-A) case. The settlement was consistent with the allocation under the Interchange settlement and judgment sharing agreements and within our reserves for these matters.
Checking Account Overdraft Litigation At a hearing held in July 2015, the court in Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11) (“State Action”) deferred a decision on preliminary approval of the settlement and federal plaintiffs’ motion to intervene in the State Action. Another hearing date has been scheduled for August 25, 2015.
In the federal court multidistrict litigation (In re HSBC Bank, USA, N.A. Debit Card Overdraft Fee Litigation (E.D.N.Y. 2:13-MD-02451)), expert discovery is proceeding, but plaintiffs’ motion for class certification remains stayed pending the court’s ruling on the settlement in the State Action.
Lender-Placed Insurance Matters In May and June 2015, the parties settled Blackburn v. HSBC Finance Corp., et al. (N.D. Ga. 13-CV-03714-ODE) and Montanez, et al. v. HSBC Mortgage Corporation (USA), et al. (E.D. Pa. No. 11-CV-4074), respectively. The settlements were within our reserves for these matters.
People of the State of New York v. HSBC Bank USA, National Association and HSBC Mortgage Corporation (USA) The New York Attorney General ("AG") elected to not appeal the court’s decision granting HSBC Mortgage Corporation’s motion for summary judgment and dismissing the AG’s Petition. This matter is now concluded.
Precious Metals Fix Matters
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) Defendants’ consolidated response to the second amended complaint was filed in May 2015.

HSBC USA Inc.

Platinum and Palladium Fix Litigation Defendants’ consolidated response to the consolidated amended complaint was filed in June 2015.
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
In July 2015, the court stayed Stephen and Leyla Hill, et al. v. HSBC Bank plc, et al. (Case No. 14-CV-9745(LTS), which was filed in the U.S. District Court for the Southern District of New York against various HSBC defendants, including HSBC Bank USA, by direct investors in Madoff Securities, pending a decision in a related matter.
In May 2015, a new action was filed in U.S. District Court for the Southern District of New York against HSBC entities, including HSBC Bank USA, by two investors in the Hermes International Fund Limited who claim to have lost their entire investments due to Madoff's fraud. Plaintiffs assert claims against several HSBC entities for (i) breach of fiduciary duty; (ii) aiding and abetting breach of fiduciary duty; (iii) aiding and abetting embezzlement; (iv) aiding and abetting fraud; (v) negligent misrepresentations; and (vi) unjust enrichment. Plaintiffs seek damages of not less than $8 million. (Hau Yin To v. HSBC Bank plc, et al. (15-cv-3590)
There are many factors that may affect the range of possible outcomes, and the resulting financial impact, of the various Madoff-related proceedings including, but not limited to, the circumstances of the fraud, the multiple jurisdictions in which proceedings have been brought and the number of different plaintiffs and defendants in such proceedings. For these reasons, among others, we are unable to reasonably estimate the aggregate liability or ranges of liability that might arise as a result of these claims but they could be significant. In any event, we consider that we have good defenses to these claims and will continue to defend them vigorously.
Mortgage Securitization Matters In June 2015 HSBC’s motion to dismiss the Commerzbank AG complaint was granted in its entirety.
Mortgage Securitization Pool Trust Litigation HSBC’s motion to dismiss the BlackRock, RPI and Phoenix Light matters have been denied. Those matters are proceeding.
Foreclosure Practices  On June 16, 2015, HSBC Bank USA entered into an amended consent order (the "Amended Consent Order") with the OCC. As set forth in the Amended Consent Order, we are not yet in compliance with all of the requirements of the April 2011 consent cease and desist order that we entered into with the OCC (the "OCC Servicing Consent Order"). The failure of HSBC Bank USA to satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties, which may have a material adverse effect on our consolidated results of operations and financial condition. The Amended Consent Order includes business restrictions relative to residential mortgage servicing that will remain in place until the order is terminated. The restrictions include a prohibition against the bulk acquisition of residential mortgage servicing or residential mortgage servicing rights and the requirement to seek OCC supervisory non-objection to outsource any residential mortgage servicing activities not already outsourced as of June 16, 2015. The business restrictions contained in the Amended Consent Order do not materially impact our business operations.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Controls Matters
Shareholder Derivative Action Oral argument on the nominal corporate defendants (HSBC, HSBC Bank USA, HSBC North America and HSBC USA) motion to dismiss is scheduled for August 2015.
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. Defendants filed a motion to dismiss the amended complaint in May 2015. The motion will be fully briefed in August 2015.
Alfredo Villoldo, et al. v. HSBC Bank USA, N.A., et al. In July 2015, the court granted the HSBC defendants’ motion to dismiss. Plaintiffs have filed a notice of appeal.

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

•
Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires secured borrowing accounting for the repurchase agreement in a contemporaneous repurchase financing arrangement. The accounting changes in the ASU are effective for all annual and interim periods beginning January 1, 2015. The ASU also requires new disclosure about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings to be presented for annual periods beginning January 1, 2015, and for interim periods beginning April 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations. See Note 17, "Guarantee Arrangements, Pledged Assets and Collateral," for the new disclosure required by this standard.

The following are accounting pronouncements which will be adopted in future periods:

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While the ASU as originally issued was scheduled to be effective for all annual and interim periods beginning January 1, 2017, in July 2015, the FASB agreed to defer the effective date by one year, but will provide entities the option to adopt it as of the original effective date. The amendments in the ASU may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of adoption recognized in equity at the date of initial application. We are currently evaluating the potential impact of adopting this ASU, including determining which transition method to apply.

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

There have been no additional accounting pronouncements issued during the first half of 2015 that are expected to have or could have a significant impact on our financial position or results of operations.

HSBC USA Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed throughout this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the United States Securities and Exchange Commission ("SEC"), in press releases, or oral or written presentations by representatives of HSBC USA Inc. ("HSBC USA" and, together with its subsidiaries, "HUSI") that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal”, and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk, including exposure to Latin American corporate clients;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyber attacks;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

HSBC USA Inc.

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines.

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K").
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
Current Environment  The U.S. economy continued its recovery during the first half of 2015. Consumer sentiment rose as consumer optimism in the first half of 2015 improved at its fastest pace since 2004 driven by a strong job market and improvement in personal finances. In March, the Federal Reserve Board dropped its assurance that it would remain patient before acting on rates, however indications were that future increases may begin later and with a smaller succession of increases than previously expected. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
The U.S. economy added almost 1.3 million jobs during the first half of 2015, while the number of long-term unemployed fell almost 25 percent since December 31, 2014 and total unemployment fell to 5.3 percent as of June 2015. Despite these trends, headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work, the number of discouraged people who have stopped looking for work remains elevated and economic uncertainty remains high in many economies outside the U.S., including Latin America where tepid economic activity has continued into the first half of 2015. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.
While the housing market in the U.S. continues to recover, the strength of recovery varies by market. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to increased delays in several jurisdictions which will continue to take time to resolve.
Performance, Developments and Trends The following table sets forth selected financial highlights of HUSI for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2015
	(dollars are in millions)
Net Income	$87	$179	$251	$283
Rate of return on average:
Total assets	.2%	.4%	.3%	.3%
Total common shareholders' equity	1.4	4.2	2.4	3.3
Net interest margin	1.36	1.66	1.38	1.48
Efficiency ratio	82.6	93.8	77.5	83.3
Commercial net charge-off ratio(1)	.20	.05	.12	.13
Consumer net charge-off ratio(1)	.36	.59	.43	.56

(1)	Excludes loans held for sale.

HSBC USA Inc.

	June 30, 2015	December 31, 2014
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.8%	.9%
Commercial allowance as a percent of loans(1)	.8	.8
Consumer allowance as a percent of loans(1)	.8	1.0
Consumer two-months-and-over contractual delinquency	4.88	5.59
Loans to deposits ratio(2)	92.81	91.94
Total capital to risk weighted assets	16.31	15.78
Tier 1 capital to risk weighted assets	12.47	11.41
Common equity Tier 1 ratio	11.77	10.33
Total shareholders’ equity to total assets	10.50	9.14

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$21,136	$31,698
Trading assets	17,771	21,092
Securities available-for-sale	33,085	30,140
Loans:
Commercial loans	63,596	58,087
Consumer loans	20,021	19,654
Total loans	83,617	77,741
Deposits	122,547	116,118

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Net income was $87 million and $251 million during the three and six months ended June 30, 2015, respectively, compared with net income of $179 million and $283 million during the three and six months ended June 30, 2014, respectively. Net income during the three and six months ended June 30, 2014 was significantly impacted by a tax reserve release as a result of the settlement of certain state and local tax audits which resulted in an income tax benefit of $183 million. In addition, net income in the current year periods reflects higher tax expense related to aligning New York City's corporate tax rules with New York State tax reform which was previously completed in the first quarter of 2014 which resulted in an increase in tax expense of $48 million in the current year periods and $75 million in the prior year-to-date period.
Income before income tax was $185 million and $425 million during the three and six months ended June 30, 2015, respectively, compared with a loss of $27 million during the three months ended June 30, 2014 and income of $226 million during the six months ended June 30, 2014. The increase in income (loss) before income tax during the three months ended June 30, 2015 reflects higher other revenues, a lower provision for credit losses and lower operating expenses, partially offset by lower net interest income. In the year-to-date period, the increase in income (loss) before income tax reflects higher other revenues, a lower provision for credit losses and higher net interest income.

HSBC USA Inc.

Our results in all periods were impacted by certain significant items which distort the comparability of the performance trends of our business between periods. The following table summarizes the impact of these items for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Income (loss) before income tax, as reported	$185	$(27)	$425	$226
Fair value movement on own fair value option debt attributable to credit spread	(48)	46	(118)	27
Provision related to the Federal Housing Finance Agency mortgage backed securities litigation	—	70	—	70
Initial provision for credit losses relating to the increase in loss emergence period used in our commercial loan collective impairment calculation	—	68	—	93
Interest benefit related to the conclusion of certain state and local tax audits resulting in the settlement of uncertain tax positions	—	(120)	—	(120)
Adjusted performance(1)	$137	$37	$307	$296

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance for the three and six months ended June 30, 2015 improved by $100 million and $11 million, respectively, compared with the prior year periods. The increase in the three month period was driven by higher net interest income, higher other revenues due primarily to higher gains on security sales and a lower provision for credit losses, partially offset by higher operating expenses. The increase in the year-to-date period reflects higher net interest income, largely offset by higher operating expenses, lower other revenues due primarily to lower trading revenue and a higher provision for credit losses, partially offset by higher operating expenses.
See "Results of Operations" for more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
During the second quarter of 2015, HSBC USA exercised the option to call $560 million of junior subordinated debentures previously issued by HSBC USA to HSBC USA Capital Trusts I, II and III at the contractual call prices of 100.781 percent, 100.84 percent and 100.732 percent, respectively, which resulted in a net loss on extinguishment of approximately $11 million. The trusts used the proceeds to redeem the trust preferred securities previously issued to third party investors. During the second quarter of 2015, HSBC USA also redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock at their stated values of $100 per share and $50 per share, respectively, resulting in a total cash payment of $300 million. Under the Basel III final rule, the trust preferred securities and cumulative perpetual preferred stock will fully phase out of Tier 1 capital to Tier 2 capital by January 1, 2016. In addition, the trust preferred securities will start phasing out of Tier 2 capital in 2016 and fully phase out by January 1, 2022. In response to these rule changes, the capital instruments were redeemed and HSBC USA issued $850 million of Tier 2 subordinated debt to HSBC North America.
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
Our operations are focused on the core activities of our four global businesses and the positioning of our activities towards international connectivity strategies in order to improve profitability. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. Additional cost reduction opportunities have been identified and are in the process of implementation. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented. We also continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income – U.S. GAAP basis	$87	$179	$251	$283
Adjustments, net of tax:
Loan impairment	3	(19)	17	4
Loans held for sale	—	—	8	—
Pension costs	5	3	6	11
Derivatives	4	1	1	1
Securities	2	—	—	(2)
Litigation expense	—	49	(1)	52
Property	(1)	(2)	(4)	(2)
Tax valuation allowances	(4)	(1)	(5)	6
Loan origination	(3)	(3)	(6)	(7)
Other	(7)	(3)	(16)	(16)
Net income – Group Reporting Basis	86	204	251	330
Tax expense (benefit) – Group Reporting Basis	96	(185)	192	(43)
Profit before tax – Group Reporting Basis	$182	$19	$443	$287
The significant differences between U.S. GAAP and Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and Group Reporting Basis impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at June 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	June 30, 2015	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$37,248	$4,137	12.5%
Loans, net	82,969	5,908	7.7
Loans held for sale	518	(94)	(15.4)
Trading assets	17,771	(3,321)	(15.7)
Securities	47,245	3,636	8.3
Other assets	10,867	813	8.1
	$196,618	$11,079	6.0%
Funding sources:
Total deposits	$122,547	$6,429	5.5%
Trading liabilities	6,448	(1,716)	(21.0)
Short-term borrowings	12,728	(67)	(.5)
Long-term debt	30,567	3,043	11.1
All other liabilities	3,675	(296)	(7.5)
Shareholders’ equity	20,653	3,686	21.7
	$196,618	$11,079	6.0%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. Short-term investments increased since December 31, 2014 driven by our conservative liquidity management practices, where we raise funds in advance of their usage and opportunistically deploy them to maximize returns. Balances will fluctuate from period to period depending upon our liquidity position at the time.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at June 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	June 30, 2015	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$11,520	$1,220	11.8%
Business and corporate banking	19,712	1,893	10.6
Global banking(1)	28,942	2,555	9.7
Other commercial	3,422	(159)	(4.4)
Total commercial	63,596	5,509	9.5
Consumer loans:
Residential mortgages	17,233	572	3.4
Home equity mortgages	1,686	(98)	(5.5)
Credit cards	692	(28)	(3.9)
Other consumer	410	(79)	(16.2)
Total consumer	20,021	367	1.9
Total loans	83,617	5,876	7.6
Allowance for credit losses	648	(32)	(4.7)
Loans, net	$82,969	$5,908	7.7%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,607 million and $4,821 million at June 30, 2015 and December 31, 2014, respectively.

Commercial loans increased compared with December 31, 2014 due to new business activity which reflects our continued focus on expanding our core offerings and proactively targeting companies with international banking requirements in key growth markets.
Consumer loans increased compared with December 31, 2014 driven by an increase in residential mortgage loans as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage"). Home equity mortgages decreased reflecting net paydowns as our focus continues to shift towards residential mortgage loans. Credit card receivables and other consumer loans also decreased reflecting paydowns.
Prior to 2014, real estate markets in a large portion of the United States were affected by stagnation or declines in property values for a number of years. While the loan-to-value ("LTV") ratios for our mortgage loan portfolio have generally deteriorated since origination, we have seen a general improvement in the LTVs for our mortgage loan portfolio in recent years. The following table presents LTVs for our mortgage loan portfolio, excluding mortgage loans held for sale:

	LTVs at June 30, 2015(1)(2)		LTVs at December 31, 2014(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	93.2%	75.3%	92.3%	74.5%
80% < LTV < 90%	3.7	11.0	4.2	11.9
90% < LTV < 100%	1.9	7.8	2.1	7.7
LTV > 100%	1.2	5.9	1.3	6.0
Average LTV for portfolio	56.9	61.0	57.4	61.6

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

HSBC USA Inc.

(2)
Current property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of March 31, 2015 and September 30, 2014, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	June 30, 2015	Amount	%
	(dollars are in millions)
Commercial loans	$407	$(121)	(22.9)%
Consumer loans:
Residential mortgages	23	5	27.8
Other consumer	88	22	33.3
Total consumer	111	27	32.1
Total loans held for sale	$518	$(94)	(15.4)%
Commercial loans held for sale decreased compared with December 31, 2014. Balances will fluctuate from period to period depending upon volume and level of activity. Commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties and commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps are classified as commercial loans held for sale and are recorded at fair value as we have elected to designate these loans under the fair value option. The fair value of commercial loans held for sale under these programs was $315 million and $384 million at June 30, 2015 and December 31, 2014, respectively.
Commercial loans held for sale also included $30 million and $44 million of global banking loans at June 30, 2015 and December 31, 2014, respectively, which were transferred to held for sale during 2014, as well as commercial real estate loans of $62 million and $100 million at June 30, 2015 and December 31, 2014, respectively.
Residential mortgage loans held for sale increased slightly compared with December 31, 2014. We sell all our agency eligible loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $4 million at both June 30, 2015 and December 31, 2014 which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale includes student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The valuation allowance on consumer loans held for sale was $11 million and $15 million at June 30, 2015 and December 31, 2014, respectively. The valuation allowance on commercial loans held for sale was $18 million and $5 million at June 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at June 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	June 30, 2015	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,712	$(1,786)	(13.2)%
Precious metals	2,128	136	6.8
Derivatives, net(2)	3,931	(1,671)	(29.8)
	$17,771	$(3,321)	(15.7)%
Trading liabilities:
Securities sold, not yet purchased	$669	$(14)	(2.0)%
Payables for precious metals	—	(22)	(100.0)
Derivatives, net(3)	5,779	(1,680)	(22.5)
	$6,448	$(1,716)	(21.0)%

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At June 30, 2015 and December 31, 2014 the fair value of derivatives included in trading assets has been reduced by $4,678 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At June 30, 2015 and December 31, 2014 the fair value of derivatives included in trading liabilities has been reduced by $1,021 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased compared with December 31, 2014 due primarily to a decrease in foreign sovereign guaranteed positions, partially offset by increases in U.S. Treasury and U.S. government agency mortgage-backed securities. Securities positions are held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased were relatively flat compared with December 31, 2014.
Precious metals trading assets increased compared with December 31, 2014 driven by increases in our own gold and silver inventory positions held as hedges for client activity. The increase was partially offset by a decrease in our own palladium inventory position as well as lower spot rates for certain metals. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased since December 31, 2014 mainly from market movements as valuations of interest rate, foreign exchange, credit, commodity and equity derivatives all declined.
Securities   Securities include securities available-for-sale and securities held-to-maturity. With regards to securities available for sale, balances will fluctuate between periods depending upon our liquidity position at the time. The increase in balances compared with December 31, 2014 largely reflects net purchases of U.S. government sponsored and government agency mortgage-backed securities partially offset by net sales of U.S. Treasury securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
Other Assets  Other assets includes intangibles and goodwill. Other assets increased compared with December 31, 2014 driven by higher outstanding settlement balances related to security sales and increased investments in Federal Home Loan Bank and Federal Reserve Bank stock.

HSBC USA Inc.

Deposits  The following summarizes deposit balances by major depositor categories at June 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	June 30, 2015	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$106,240	$9,853	10.2%
Domestic and foreign banks	15,327	(3,252)	(17.5)
U.S. government and states and political subdivisions	877	52	6.3
Foreign governments and official institutions	103	(224)	(68.5)
Total deposits	$122,547	$6,429	5.5%
Total core deposits(1)	$89,953	$5,467	6.5%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2014 largely due to an increase in wholesale time deposits driven by new issuances, higher levels of commercial savings and demand deposits reflecting new business activity in key growth markets and increased deposits from individuals driven by the impact of promotional rates offered on savings accounts to our Premier customers. These increases were partially offset by reductions in call deposits from banks as counterparties seek alternative placement options given the low rate environment. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits increased to $22,751 million at June 30, 2015 as compared with $20,343 million at December 31, 2014; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were flat compared with December 31, 2014.
Long-Term Debt  Long-term debt increased compared with December 31, 2014 reflecting the impact of debt issuances, including increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt repayments and retirements. Debt issuances during the three and six months ended June 30, 2015 totaled $3,184 million and $12,140 million, of which $5 million and $22 million was issued by HSBC Bank USA. During the first quarter of 2015, HSBC USA repaid $4,000 million of senior debt previously issued to HSBC North America, which was partially offset during the second quarter of 2015 by the issuance of $1,000 million of senior debt and $850 million of subordinated debt, both to HSBC North America. During the second quarter of 2015, HSBC USA also exercised the option to call its remaining junior subordinated debentures previously issued by HSBC USA to three separate capital trusts, totaling $560 million. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $22 million during the six months ended June 30, 2015. Total debt outstanding under this program was $4,488 million and $4,501 million at June 30, 2015 and December 31, 2014, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $5,668 million of senior debt during the six months ended June 30, 2015, which included $3,300 million of senior notes that were issued by HSBC USA in February as well as $2,368 million of structured notes. Total long-term debt outstanding under this shelf was $18,130 million and $17,161 million at June 30, 2015 and December 31, 2014, respectively.
Borrowings from the FHLB totaled $5,600 million and $1,000 million at June 30, 2015 and December 31, 2014, respectively.
All Other Liabilities  All other liabilities decreased compared with December 31, 2014 due primarily to lower margin requirements related to futures trading, a decline in tax liabilities and lower derivative balances associated with hedging activities.
Shareholders' Equity During the second quarter of 2015, HSBC USA redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock, totaling $300 million. See Note 15, "Retained Earnings and Regulatory

HSBC USA Inc.

Capital Requirements," for additional details and see Note 18, "Preferred Stock," in our 2014 Form 10-K for information regarding all remaining outstanding preferred share issues.

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
The significant components of net interest margin are summarized in the following table:

		2015 Compared to 2014 Increase (Decrease)
Three Months Ended June 30,	2015	Volume	Rate	2014
	(dollars are in millions)
Interest income:
Short-term investments	$26	$7	$(1)	$20
Trading securities	91	1	25	65
Securities	225	2	25	198
Commercial loans	334	57	(18)	295
Consumer loans	181	8	(3)	176
Other	14	(3)	5	12
Total interest income	871	72	33	766
Interest expense:
Deposits	54	9	9	36
Short-term borrowings	11	(4)	5	10
Long-term debt	173	47	(26)	152
Tax liabilities and other	5	27	87	(109)
Total interest expense	243	79	75	89
Net interest income – taxable equivalent basis	628	$(7)	$(42)	677
Less: tax equivalent adjustment	2			4
Net interest income – non taxable equivalent basis	$626			$673

Yield on total interest earning assets	1.89%			1.88%
Cost of total interest bearing liabilities	.72			.28
Interest rate spread	1.17			1.60
Benefit from net non-interest paying funds(1)	.19			.06
Net interest margin on average earning assets	1.36%			1.66%

HSBC USA Inc.

		2015 Compared to 2014 Increase (Decrease)
Six Months Ended June 30,	2015	Volume	Rate	2014
	(dollars are in millions)
Interest income:
Short-term investments	$48	$14	$(2)	$36
Trading securities	186	10	63	113
Securities	429	(33)	53	409
Commercial loans	654	116	(44)	582
Consumer loans	362	13	(4)	353
Other	29	(3)	10	22
Total interest income	1,708	117	76	1,515
Interest expense:
Deposits	100	21	8	71
Short-term borrowings	22	(7)	13	16
Long-term debt	340	96	(78)	322
Tax liabilities and other	8	21	81	(94)
Total interest expense	470	131	24	315
Net interest income – taxable equivalent basis	1,238	$(14)	$52	1,200
Less: tax equivalent adjustment	6			8
Net interest income – non taxable equivalent basis	$1,232			$1,192

Yield on total interest earning assets	1.90%			1.87%
Cost of total interest bearing liabilities	.70			.50
Interest rate spread	1.20			1.37
Benefit from net non-interest paying funds(1)	.18			.11
Net interest margin on average earning assets	1.38%			1.48%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income in the second quarter of 2014 reflects a $120 million benefit to tax liabilities interest expense related to the conclusion of certain state and local tax audits, as discussed further below under the heading "Income Taxes." Excluding the impact of this item, net interest income increased $73 million and $160 million during the three and six months ended June 30, 2015, respectively, due to higher interest income, driven primarily by increased income from trading securities, commercial loans and securities, partially offset by higher interest expense, driven by increased expense from deposits and long-term debt.
Short-term investments Higher interest income during the three and six months ended June 30, 2015 reflects higher average balances, primarily in securities purchased under agreements to resell.
Trading securities The increase in interest income during the three and six months ended June 30, 2015 was driven primarily by a shift in mix to longer term, higher yielding securities and, to a lesser extent, higher average securities balances. Securities in the trading portfolio are managed as hedges against the derivative activity of our customers, which, in response to the current interest rate environment, has shifted towards longer term, higher yielding returns.
Securities Interest income increased during the three and six months ended June 30, 2015 due primarily to a shift in mix towards longer-term, higher yielding securities, partially offset in the year-to-date period by lower average outstanding balances which reflects the sales of U.S. Treasury, U.S. government agency mortgage-backed and other asset-backed securities.
Commercial loans Interest income increased during the three and six months ended June 30, 2015 driven by higher average balances due to loan growth, partially offset by lower yields on newly originated loans and refinanced loans. Lower yields reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.

HSBC USA Inc.

Consumer loans Interest income increased during the three and six months ended June 30, 2015 driven by higher residential mortgage average balances, partially offset by lower yields on newly originated loans. Lower yields on newly originated loans reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Deposits Higher interest expense during the three and six months ended June 30, 2015 reflects the impact of higher average interest-bearing deposit balances and higher rates paid on savings accounts driven by promotional rates offered to our Premier customers.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2015 reflects higher rates paid primarily on securities sold under repurchase agreements, partially offset by lower average outstanding borrowings.
Long-term debt Interest expense was higher in the three and six months ended June 30, 2015 driven by higher outstanding borrowings, partially offset by a shift in mix towards lower priced non-subordinated debt.
Tax liabilities and other Excluding the one-time benefit in both 2014 periods related to the conclusion of certain state and local tax audits discussed above, interest expense decreased during the three and six months ended June 30, 2015 as the conclusion of these audits resulted in lower interest-bearing tax liability balances.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(3)	$6	$(9)	*
Business and corporate banking	(2)	56	(58)	*
Global banking	2	29	(27)	(93.1)
Other commercial	(3)	(9)	6	66.7
Total commercial	$(6)	$82	$(88)	*
Consumer:
Residential mortgages	(6)	7	(13)	*
Home equity mortgages	—	(8)	8	100.0
Credit cards	4	4	—	—
Other consumer	2	—	2	*
Total consumer	—	3	(3)	(100.0)
Total provision for credit losses	$(6)	$85	$(91)	*
Provision as a percentage of average loans, annualized	—%	0.5%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(1)	$8	$(9)	*
Business and corporate banking	22	75	(53)	(70.7)
Global banking	23	36	(13)	(36.1)
Other commercial	(2)	(13)	11	84.6
Total commercial	$42	$106	$(64)	(60.4)
Consumer:
Residential mortgages	(6)	(9)	3	33.3
Home equity mortgages	(2)	(6)	4	66.7
Credit cards	7	9	(2)	(22.2)
Other consumer	6	1	5	*
Total consumer	5	(5)	10	*
Total provision for credit losses	$47	$101	$(54)	(53.5)%
Provision as a percentage of average loans, annualized	0.1%	0.3%

*	Not meaningful.
Our provision for credit losses decreased $91 million and $54 million during the three and six months ended June 30, 2015, respectively, driven by a lower provision for credit losses in our commercial loan portfolio, partially offset in the six month period by a higher provision for credit losses in our consumer loan portfolio. During the three and six months ended June 30, 2015, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $55 million and $32 million, respectively.
Our provision for credit losses in the prior year reflects revisions to certain estimates used in our commercial loan impairment calculation, including estimates of loss emergence, which resulted in an initial incremental provision for credit losses of approximately $68 million and $93 million during the three and six months ended June 30, 2014, respectively. Excluding the impact of this item, the provision for credit losses in our commercial portfolio decreased $20 million and increased $29 million during the three and six months ended June 30, 2015, respectively. The decrease during the three month period was driven largely by releases of reserves associated with maturities of lower quality loans and managed reductions in certain exposures. These improvements were more than offset in the year-to-date period by downgrades, reflecting weaknesses in the financial circumstances of certain customer relationships, and higher provisions due to loan growth. Both periods reflect higher provisions associated with oil and gas industry loan exposures as well as higher specific customer provisions, largely driven by a single customer relationship, partially offset by lower provisions for risk factors associated with emerging market loan exposures. Crude oil prices remained depressed during the first half of 2015 and as a result of these market conditions, we downgraded certain credits which resulted in a $26 million increase to our credit loss reserves ($14 million of which was recorded in the second quarter). We will continue to conduct quarterly reviews of our oil and gas industry credit exposures to ensure our credit grades continue to reflect current conditions. If oil and gas prices stay at end of June levels for an extended period of time, further adjustments to our credit loss reserves may be required.
The provision for credit losses on residential mortgages including home equity mortgages decreased $5 million and increased $7 million during the three and six months ended June 30, 2015, respectively. The decrease in the three month period was driven primarily by lower loss estimates associated with the remediation of certain mortgage servicing activities and lower losses associated with advances made on behalf of borrowers. These decreases were more than offset in the year-to-date period as the positive impacts from lower severity estimates due to improvements in home prices and continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent were more pronounced in the prior year.
The provision for credit losses associated with credit cards were flat during the three months ended June 30, 2015 and decreased $2 million during the six months ended June 30, 2015. The decrease in the year-to-date period reflects continued improvements in economic and credit conditions, including improvements in delinquency roll rates.
Our methodology and accounting policies related to the allowance for credit losses are presented in our 2014 Form 10-K under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New

HSBC USA Inc.

Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Credit card fees	$11	$13	$(2)	(15.4)%
Other fees and commissions	190	182	8	4.4
Trust income	46	32	14	43.8
Trading revenue	24	15	9	60.0
Net other-than-temporary impairment losses	—	(5)	5	100.0
Other securities gains (losses), net	35	(7)	42	*
Servicing and other fees from HSBC affiliates	53	51	2	3.9
Residential mortgage banking revenue	15	22	(7)	(31.8)
Gain (loss) on instruments designated at fair value and related derivatives	56	(44)	100	*
Other income:
Valuation of loans held for sale	(3)	(1)	(2)	*
Insurance	7	5	2	40.0
Miscellaneous income	(31)	(2)	(29)	*
Total other income	(27)	2	(29)	*
Total other revenues	$403	$261	$142	54.4%

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Credit card fees	$21	$27	$(6)	(22.2)%
Other fees and commissions	372	355	17	4.8
Trust income	81	63	18	28.6
Trading revenue	57	148	(91)	(61.5)
Net other-than-temporary impairment losses	—	(7)	7	100.0
Other securities gains, net	58	15	43	*
Servicing and other fees from HSBC affiliates	109	98	11	11.2
Residential mortgage banking revenue	34	70	(36)	(51.4)
Gain (loss) on instruments designated at fair value and related derivatives	141	(16)	157	*
Other income:
Valuation of loans held for sale	(9)	—	(9)	*
Insurance	12	8	4	50.0
Miscellaneous income	(9)	—	(9)	*
Total other income	(6)	8	(14)	*
Total other revenues	$867	$761	$106	13.9%

*	Not meaningful.
Credit card fees  Credit card fees decreased in the three and six months ended June 30, 2015 due primarily to lower credit card late fees and lower interchange fees. In 2015, we began reporting credit card late fees in interest and, as a result, we reported $2 million and $4 million of credit card late fees in interest income during the three and six months ended June 30, 2015.

HSBC USA Inc.

Other fees and commissions  Other fees and commissions increased in the three and six months ended June 30, 2015 largely due to higher credit facility fees resulting from increased levels of commercial lending activity, partially offset by lower custodial fees due to a decrease in precious metals average inventory held under custody, lower other fees which reflects lower fees associated with funds under management and lower account service fees driven by a decline on non-sufficient funds related fees. The following table summarizes the components of other fees and commissions. During the second quarter of 2015, we determined that loan syndication fees would be better presented within credit facilities in the table below. As a result, we reclassified $10 million and $18 million of loan syndication fees from other fees to credit facilities during the three and six months ended June 30, 2014, respectively, to conform with current year presentation.

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Account services	$72	$78	(6)	(7.7)%
Credit facilities	97	63	34	54.0
Custodial fees	5	10	(5)	(50.0)
Other fees	16	31	(15)	(48.4)
Total other fees and commissions	$190	$182	$8	4.4%

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Account services	$141	$148	$(7)	(4.7)%
Credit facilities	173	123	50	40.7
Custodial fees	8	21	(13)	(61.9)
Other fees	50	63	(13)	(20.6)
Total other fees and commissions	$372	$355	$17	4.8%

Trust income  Trust income increased in the three and six months ended June 30, 2015 reflecting higher fee income associated with our management of fixed income assets driven primarily by growth in emerging market debt sales.

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

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Trading revenue	$24	$15	$9	60.0%
Net interest income	72	46	26	56.5
Trading related revenue	$96	$61	$35	57.4%
Business:
Derivatives(1)	$31	$12	$19	*
Balance Sheet Management	(8)	(6)	(2)	(33.3)
Foreign exchange	57	53	4	7.5
Precious metals	18	3	15	*
Capital Financing	(2)	—	(2)	*
Other trading	—	(1)	1	100.0
Trading related revenue	$96	$61	$35	57.4%

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Trading revenue	$57	$148	$(91)	(61.5)%
Net interest income	137	49	88	*
Trading related revenue	$194	$197	$(3)	(1.5)%
Business Activities:
Derivatives(1)	$73	$72	$1	1.4%
Balance Sheet Management	(16)	(3)	(13)	*
Foreign exchange	113	110	3	2.7
Precious metals	33	21	12	57.1
Capital Financing	(6)	—	(6)	*
Other trading	(3)	(3)	—	—
Trading related revenue	$194	$197	$(3)	(1.5)%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading related revenue increased during the three months ended June 30, 2015 due to higher revenue from derivatives, precious metals and foreign exchange. In the year-to-date period, trading related revenue decreased primarily due to higher losses from Balance Sheet Management related activities and Capital Financing, partially offset by higher revenue from precious metals.
Trading revenue from derivative products increased during the three months ended June 30, 2015 due to higher revenue from emerging markets related products, which benefited from higher yielding trading asset balances, partially offset by lower new deal activity on domestic interest rate products and lower valuation gains related to structured credit products. In the year-to-date period, trading revenue from derivatives was relatively flat.
Trading revenue related to Balance Sheet Management activities decreased during the three and six months ended June 30, 2015 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue was higher during the three and six months ended June 30, 2015 driven by improvements in client trading activity.

HSBC USA Inc.

Precious metals revenue increased during the three and six months ended June 30, 2015 driven by an increase in client trading activity.
Capital Financing revenue decreased during the three and six months ended June 30, 2015 due to valuation adjustments on credit default swap hedge positions.
Net other-than-temporary impairment losses During the three and six months ended June 30, 2015, there were no other-than-temporary impairment losses recognized. During the three and six months ended June 30, 2014, the debt securities held by a consolidated variable interest entity ("VIE") otherwise known as Bryant Park, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component which were recognized in earnings. Bryant Park was closed during the fourth quarter of 2014.
Other securities gains (losses), net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2015, we sold $3,201 million and $8,692 million, respectively, of primarily U.S. Treasury, U.S. government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment compared with sales of $9,144 million and $15,999 million during the prior year periods. Other securities gains (losses), net improved in both periods driven largely by losses associated with the sale of certain legacy asset backed securities in the prior year periods and higher gains from security sales in the current year periods reflecting more favorable market conditions. The gross realized gains and losses from sales of securities in both periods, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income increased in the three and six months ended June 30, 2015, driven by higher fees related to supporting growth initiatives in the global payments and cash management business, higher income from certain performance based activity and, in the year-to-date period, higher billings associated with internal audit activities performed for other HSBC affiliates and a revenue sharing payment associated with the sale of certain investments managed on behalf of HSBC Finance. These improvements were partially offset in both periods by lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$44	$46	$(2)	(4.3)%
Servicing related income:
Servicing fee income	15	17	(2)	(11.8)
Changes in fair value of Mortgage Servicing Rights ("MSRs") due to:
Changes in valuation model inputs or assumptions	19	(12)	31	*
Customer payments	(1)	(7)	6	85.7
Trading – Derivative instruments used to offset changes in value of MSRs	(18)	22	(40)	*
Total servicing related income	15	20	(5)	(25.0)
Originations and sales related income (loss):
Gains on sales of residential mortgages	(3)	—	(3)	*
Recovery for repurchase obligations	1	—	1	*
Total originations and sales related income (loss)	(2)	—	(2)	*
Other mortgage income	2	2	—	—
Total residential mortgage banking revenue included in other revenues	15	22	(7)	(31.8)
Total residential mortgage banking related revenue	$59	$68	$(9)	(13.2)%

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$89	$91	$(2)	(2.2)%
Servicing related income:
Servicing fee income	30	35	(5)	(14.3)
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	8	(24)	32	*
Customer payments	(9)	(17)	8	47.1
Trading – Derivative instruments used to offset changes in value of MSRs	6	37	(31)	(83.8)
Total servicing related income	35	31	4	12.9
Originations and sales related income (loss):
Losses on sales of residential mortgages	(9)	—	(9)	*
Recovery for repurchase obligations	5	34	(29)	(85.3)
Total originations and sales related income (loss)	(4)	34	(38)	*
Other mortgage income	3	5	(2)	(40.0)
Total residential mortgage banking revenue included in other revenues	34	70	(36)	(51.4)
Total residential mortgage banking related revenue	$123	$161	$(38)	(23.6)%

*	Not meaningful.
Net interest income was modestly lower during the three and six months ended June 30, 2015 reflecting higher amortization of deferred origination costs in the current year due to slightly higher portfolio prepayments as well as lower net interest income from a declining home equity mortgage portfolio, partially offset by higher net interest income driven by growth in residential mortgage average outstanding balances. Consistent with our strategy, additions to our residential mortgage portfolio are primarily mortgages to our Premier and Advance customers, while sales of loans consist of newly originated conforming loans sold to PHH Mortgage as discussed further below.

HSBC USA Inc.

Total servicing related income decreased in the three months ended June 30, 2015 due primarily to a decline in net hedged MSRs results as well as lower servicing fees due to a decline in our average serviced portfolio. Total servicing related income increased in the year-to-date period as lower servicing fees were more than offset by improved net hedged MSRs results. As a result of our strategic relationship with PHH Mortgage, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold to PHH Mortgage on a servicing released basis. Changes in net hedged MSRs results are driven by changes in the MSRs valuation due to updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing which differ from period to period along with changes in the value of the underlying instruments used to hedge changes in the fair value of the MSRs. Consequently, primarily due to rising mortgage rates in the current year, changes in the fair value of our MSRs resulted in improved results during the three and six months ended June 30, 2015 compared with the prior year. This improvement was partially offset in the year-to-date period, and more than offset in the three month period, by lower returns from instruments used to hedge changes in the fair value of the MSRs.
Originations and sales related income (loss) declined in the three and six months ended June 30, 2015 largely due to losses associated with the execution of certain Community Reinvestment Act activities and, in the year-to-date period, a lower recovery for repurchase obligations associated with loans previously sold. During the first quarter of 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to the FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreement.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain own fixed-rate debt issuances and all of our hybrid instruments issued, inclusive of structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased in the three and six months ended June 30, 2015 attributable primarily to the widening of our own credit spreads associated with our own debt, partially offset by a net loss recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Valuation of loans held for sale  The valuation losses on loans held for sale during the three and six months ended June 30, 2015 largely reflects valuation write-downs on a commercial loan held for sale. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.
Other income  Other income, excluding the valuation of loans held for sale as discussed above, decreased in the three and six months ended June 30, 2015 due primarily to losses associated with credit default swap protection which largely reflects the hedging of a single client exposure as well as lower income related to bank owned life insurance, partially offset by higher income associated with fair value hedge ineffectiveness related to securities available-for-sale.
Operating Expenses  Compliance costs, which remained a significant component of our cost base, totaled $60 million and $126 million in the three and six months ended June 30, 2015, respectively, compared with $71 million and $145 million in the prior year periods. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements and the implementation of global standards.

HSBC USA Inc.

The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Salary and employee benefits	$267	$223	$44	19.7%
Occupancy expense, net	$59	$52	7	13.5
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	69	54	15	27.8
Fees paid to HSBC Technology and Services (USA) ("HTSU")	264	271	(7)	(2.6)
Fees paid to other HSBC affiliates	52	60	(8)	(13.3)
Total support services from HSBC affiliates	385	385	—	—
Other expenses:
Equipment and software	13	13	—	—
Marketing	16	21	(5)	(23.8)
Outside services	22	13	9	69.2
Professional fees	31	29	2	6.9
Federal Deposit Insurance Corporation ("FDIC") assessment fee	28	26	2	7.7
Miscellaneous	29	114	(85)	(74.6)
Total other expenses	139	216	(77)	(35.6)
Total operating expenses	$850	$876	$(26)	(3.0)%
Personnel - average number	6,078	6,197
Efficiency ratio	82.6%	93.8%
			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Salary and employee benefits	$513	$438	$75	17.1%
Occupancy expense, net	115	109	6	5.5
Support services from HSBC affiliates:
Fees paid to HMUS	133	111	22	19.8
Fees paid to HTSU	504	524	(20)	(3.8)
Fees paid to other HSBC affiliates	100	104	(4)	(3.8)
Total support services from HSBC affiliates	737	739	(2)	(.3)
Other expenses:
Equipment and software	25	27	(2)	(7.4)
Marketing	32	30	2	6.7
Outside services	43	26	17	65.4
Professional fees	52	51	1	2.0
FDIC assessment fee	59	57	2	3.5
Miscellaneous	51	149	(98)	(65.8)
Total other expenses	262	340	(78)	(22.9)
Total operating expenses	$1,627	$1,626	$1.1%
Personnel - average number	6,067	6,184
Efficiency ratio	77.5%	83.3%
Salaries and employee benefits  Salaries and employee benefits expense increased during the three and six months ended June 30, 2015 despite a reduction in the average number of personnel. The decline in the average number of personnel reflected continued cost management efforts including a reduction in Retail Banking and Wealth Management personnel, driven by a reduction in staff performing residential mortgage servicing activities on behalf of HSBC Finance and the impact of branch optimization, which

HSBC USA Inc.

was partially offset by the addition of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of global standards which resulted in an overall increase in expense.
Occupancy expense, net  Occupancy expense was increased in the three and six months ended June 30, 2015 due to higher rent escalations and lower rental income.
Support services from HSBC affiliates  Support services from HSBC affiliates was relatively flat in the three and six months ended June 30, 2015 as lower expense due to changing the billing process for certain third-party loan servicing costs from support service fees paid to HTSU in 2014 to a direct expense in 2015 and lower compliance costs were offset by increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems, increased staffing associated with stress testing and reporting activities and higher shared service fees paid to HMUS. Compliance costs reflected in support services from affiliates totaled $56 million and $119 million during the three and six months ended June 30, 2015, respectively, compared with $68 million and $139 million in the year-ago periods. A summary of the activities charged to us from various HSBC affiliates is included in Note 13, "Related Party Transactions," in the accompanying consolidated financial statements.
Other expenses  Other expenses in the prior year reflect a $70 million provision related to the Federal Housing Finance Authority residential mortgage-backed securities litigation which was settled in September 2014. Excluding this item, other expenses decreased in the three and six months ended June 30, 2015 due to lower litigation expense, higher levels of expense capitalization related to internally developed software, lower provisions associated with off-balance sheet credit exposures and, in the three month period, lower marketing expenses as the prior year period reflects expense associated with marketing campaigns to support the re-launch of HSBC Premier. These decreases were partially offset by higher outside services expense due to changing the billing process for certain third-party loan servicing costs as discussed above.
Efficiency ratio  Our efficiency ratio was 82.6 percent and 77.5 percent during the three and six months ended June 30, 2015, respectively, compared with 93.8 percent and 83.3 percent during the year-ago periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio was 86.6 percent and 82.1 percent during the three and six months ended June 30, 2015, respectively, compared with 89.4 percent and 82.1 percent in the year-ago periods. The improvement in the three month period was due to lower operating expenses driven by lower litigation expense and higher other revenues due primarily to higher gains on security sales, partially offset by lower net interest income.

HSBC USA Inc.

Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended June 30,	2015		2014
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$65	35.0%	$(9)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	1	0.5	3	11.1
Adjustment of tax rate used to value deferred taxes(1)	53	28.6	(1)	(3.7)
Other non-deductible / non-taxable items(2)	(1)	(0.5)	(3)	(11.1)
Items affecting prior periods(3)	(9)	(4.9)	(7)	(25.9)
Uncertain tax positions(4)	1	0.5	(178)	(657.7)
Impact of foreign operations	—	—	(2)	(7.4)
Low income housing tax credit investments, net	(5)	(2.7)	(7)	(25.9)
Change in valuation allowances reserves(5)	(2)	(1.1)	(1)	(3.7)
Other	(5)	(2.7)	(1)	(3.7)
Total income tax expense (benefit)	98	53.0%	$(206)	(763.0)%

Six Months Ended June 30,	2015		2014
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$149	35.0%	$79	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	11	2.6	13	5.8
Adjustment of tax rate used to value deferred taxes(1)	53	12.5	60	26.5
Other non-deductible / non-taxable items(2)	(2)	(0.5)	(4)	(1.8)
Items affecting prior periods(3)	(7)	(1.6)	(24)	(10.6)
Uncertain tax positions(4)	1	0.2	(181)	(80.1)
Impact of foreign operations	—	—	1.4
Low income housing tax credit investments, net	(11)	(2.6)	(14)	(6.2)
Change in valuation allowances reserves(5)	(6)	(1.4)	13	5.8
Other	(14)	(3.3)	—	—
Total income tax expense (benefit)	$174	40.9%	$(57)	(25.2)%

(1)
For 2015, the amounts mainly relate to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015. For 2014, the amounts mainly relate to the effects of revaluing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014.

(2)	The amounts mainly relate to tax exempt interest income of non-deductible interest expense.

(3)
For 2015, the amounts relate to changes in estimates as a result of filing the Federal and State income tax returns and a change in state tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2010 - 2011 tax years. For 2014, the amounts relate to changes in estimates in the amount of state income taxes deductible on the federal income tax return.

(4)
For 2014, the amounts mainly reflect the resolution and settlement with taxation authorities of certain significant state and local tax audits during the second quarter of 2014 which is discussed further below.

(5)
For 2015, the amounts relate to the release of valuation allowance reserves in states with net operating loss carryforward periods of twenty years. For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets due to New York State Tax Reform that was enacted on March 31, 2014 which resulted in a decrease to our net deferred tax asset of approximately $75 million in the first quarter of 2014.

On April 13, 2015, New York Governor Cuomo signed legislation related to the 2015-2016 budget containing amendments to reform New York City’s corporate tax rules. These reforms align New York City’s corporate tax rules with New York State following the changes previously enacted to the latter in 2014. The legislation is retroactively effective as of January 1, 2015, which is the same general effective date for the New York State corporate tax reform. These changes will have a significant and positive impact on HSBC entities with activity taxed in New York, including us. The changes to the New York City tax rules resulted in a decrease to our net deferred tax asset of approximately $48 million in the second quarter of 2015.

HSBC USA Inc.

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
We expect financial performance for HSBC North America and its subsidiary entities will continue to improve and therefore anticipate that reliance will be placed solely on projected future taxable income from continuing operations in our evaluation of the recognition of the deferred tax assets in the near future as the sustainability of the improving financial performance continues to be demonstrated. The reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets will not have a significant impact on our tax provision.

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
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply IFRS and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and Group Reporting Basis as they impact our results are summarized in Note 14, "Business Segments," in our 2014 Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2015, we will evaluate any impact such changes may have on our segment reporting.
Retail Banking and Wealth Management   Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During the first half of 2015, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$195	$212	$(17)	(8.0)%
Other operating income	86	104	(18)	(17.3)
Total operating income	281	316	(35)	(11.1)
Loan impairment charges	15	21	(6)	(28.6)
Net operating income	266	295	(29)	(9.8)
Operating expenses	300	298	2.7
Loss before tax	$(34)	$(3)	$(31)	*

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(in millions)
Net interest income	$392	$410	$(18)	(4.4)%
Other operating income	173	217	(44)	(20.3)
Total operating income	565	627	(62)	(9.9)
Loan impairment charges	37	23	14	60.9
Net operating income	528	604	(76)	(12.6)
Operating expenses	581	577	4.7
Profit (loss) before tax	$(53)	$27	$(80)	*

*	Not meaningful.
Our RBWM segment reported a higher loss before tax during the three months ended June 30, 2015 due primarily to lower net interest income and lower other operating income, partially offset by lower loan impairment charges. Our RBWM segment reported a loss before tax during the six months ended June 30, 2015 compared with a profit before tax during the prior year period driven by lower net interest income, lower other operating income and higher loan impairment charges.
Net interest income in the prior year reflects an $11 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014. Excluding this item, net interest income was lower during the three and six months ended June 30, 2015 due to higher amortization of deferred origination costs due to higher prepayments as well as lower net interest income from a declining home equity mortgage portfolio, partially offset by higher net interest income driven by growth in residential mortgage average outstanding balances.
Other operating income decreased in the three months ended June 30, 2015 due to a decline in net hedged MSRs results, lower servicing fees due to a decline in our average serviced loan portfolio and losses associated with the execution of certain Community Reinvestment Act activities. In the year-to-date period, other operating income decreased due primarily to a lower recovery for mortgage loan repurchase obligations associated with previously sold loans, as the prior year period reflects a release of reserves due primarily to a settlement with FHLMC which settled our liability for substantially all loans sold to FHLMC, as well as losses associated with the execution of certain Community Reinvestment Act activities and lower servicing fees due to a decline in our average serviced loan portfolio, partially offset by improved net hedged MSRs results.
Loan impairment charges decreased during the three months ended June 30, 2015 driven primarily by lower loss estimates associated with the remediation of certain mortgage servicing activities and lower losses associated with advances made on behalf of borrowers. These decreases were more than offset in the year-to-date period as the positive impacts from lower severity estimates due to improvements in home prices and continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent were more pronounced in the prior year.
Operating expenses were relatively flat in the three and six months ended June 30, 2015.
Commercial Banking  CMB's goal is to be the banking partner of choice for international businesses building on our rich heritage, international capabilities and customer relationships to enable global connectivity. CMB strives to execute this vision and strategy by focusing on key markets with high concentrations of international connectivity. Our CMB segment serves the markets through three client groups, notably Large Corporate, Middle Market and Business Banking. We also have a specialized Commercial Real

HSBC USA Inc.

Estate group which focuses on selective business opportunities in markets where we have strong portfolio expertise. This structure allows us to align our resources in order to efficiently deliver suitable products and services based on our clients' needs and abilities. Payments and Cash Management, Global Trade and Receivables Finance, Credit and Lending, and Capital Financing are key product groups which enable CMB to deliver the global connections required by customers. Whether it is through commercial centers, the retail branch network, or via HSBCnet, CMB provides customers with products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture and collaborate across HSBC to capture a larger percentage of a relationship. An increase in the number of relationship managers and product partners is enabling us to gain a larger presence in key growth markets, including the West Coast, Southeast, Midwest and Texas.
New loan originations have resulted in increases in quarter-to-date average loans outstanding of 29 percent to Large Corporate customers, 4 percent to Middle Market customers, and 19 percent to Commercial Real Estate customers since the second quarter of 2014. Total quarter-to-date average loans outstanding increased 20 percent across all CMB client groups as compared with the second quarter of 2014.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$211	$202	$9	4.5%
Other operating income	71	64	7	10.9
Total operating income	282	266	16	6.0
Loan impairment charges	4	83	(79)	(95.2)
Net operating income	278	183	95	51.9
Operating expenses	185	174	11	6.3
Profit before tax	$93	$9	$84	*

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(in millions)
Net interest income	$412	$389	$23	5.9%
Other operating income	148	132	16	12.1
Total operating income	560	521	39	7.5
Loan impairment charges	14	90	(76)	(84.4)
Net operating income	546	431	115	26.7
Operating expenses	354	332	22	6.6
Profit before tax	$192	$99	$93	93.9%

*	Not meaningful.
Our CMB segment reported a higher profit before tax during the three and six months ended June 30, 2015 driven by higher net interest income, higher other operating income and lower loan impairment charges, partially offset by higher operating expenses.
Net interest income increased in the three and six months ended June 30, 2015 due to the favorable impact of higher loan balances, primarily in key growth markets, partially offset by lower yields on newly originated loans and refinanced loans and the prior year reflects a release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014.
Other operating income was higher during the three and six months ended June 30, 2015 driven primarily by higher fees generated from an increase in credit commitments, gains on sales in Commercial Real Estate, higher Payments and Cash Management revenues and higher GB&M collaboration income due to an increase in corporate derivatives and capital financing.
Loan impairment charges in the prior year reflect a revision to certain estimates used in our commercial loan impairment calculation which resulted in a loan impairment charge of approximately $72 million during the second quarter of 2014. Excluding this item, loan impairment charges remained lower during the three and six months ended June 30, 2015 driven largely by releases of reserves

HSBC USA Inc.

associated with maturities of lower quality loans, managed reductions in certain exposures and lower provisions for risk factors associated with expansion market loan exposures, partially offset by higher provisions for oil and gas industry exposures.
Operating expenses increased during the three and six months ended June 30, 2015 driven by higher salaries expense related to additional staff hired to support continued growth, higher litigation costs and higher technology and corporate function support service costs.
Global Banking and Markets  Our GB&M business segment supports HSBC’s global strategy by leveraging the HSBC Group's advantages and scale, strength in developed and emerging markets and product expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. GB&M clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, GB&M aims to develop a comprehensive understanding of each client’s financial requirements with a long-term relationship management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and PB to meet their domestic and international banking needs.
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
The following table summarizes the Group Reporting Basis results for the GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$132	$109	$23	21.1%
Other operating income	219	151	68	45.0
Total operating income(1)	351	260	91	35.0
Loan impairment charges	4	40	(36)	(90.0)
Net operating income	347	220	127	57.7
Operating expenses	264	239	25	10.5
Profit (loss) before tax	$83	$(19)	$102	*

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(in millions)
Net interest income	$250	$206	$44	21.4%
Other operating income	485	445	40	9.0
Total operating income(1)	735	651	84	12.9
Loan impairment charges	12	55	(43)	(78.2)
Net operating income	723	596	127	21.3
Operating expenses	523	478	45	9.4
Profit before tax	$200	$118	$82	69.5%

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(in millions)
Credit(2)	$12	$(10)	$22	*
Rates	(42)	34	(76)	*
Foreign Exchange and Metals	61	66	(5)	(7.6)
Equities	57	(11)	68	*
Total Global Markets	88	79	9	11.4
Capital Financing	38	55	(17)	(30.9)
Payments and Cash Management	101	87	14	16.1
Securities Services	4	3	1	33.3
Global Trade and Receivables Finance	14	12	2	16.7
Balance Sheet Management(3)	106	33	73	*
Debit Valuation Adjustment	8	(13)	21	*
Other(4)	(8)	4	(12)	*
Total operating income	$351	$260	$91	35.0%

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(in millions)
Credit(2)	$19	$26	$(7)	(26.9)%
Rates	(2)	92	(94)	*
Foreign Exchange and Metals	128	143	(15)	(10.5)
Equities	74	(10)	84	*
Total Global Markets	219	251	(32)	(12.7)
Capital Financing	127	117	10	8.5
Payments and Cash Management	191	172	19	11.0
Securities Services	7	6	1	16.7
Global Trade and Receivables Finance	27	23	4	17.4
Balance Sheet Management(3)	170	97	73	75.3
Debit Valuation Adjustment	16	(13)	29	*
Other(4)	(22)	(2)	(20)	*
Total operating income	$735	$651	$84	12.9%

*	Not meaningful.

(2)
Credit includes gains of $1 million and $2 million in the three and six months ended June 30, 2015, respectively, compared with losses of $9 million and gains of $26 million in the three and six months ended June 30, 2014, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)
Includes gains on the sale of securities of $35 million and $58 million in the three and six months ended June 30, 2015, respectively, compared with losses of $7 million and gains of $16 million in the three and six months ended June 30, 2014, respectively.

(4)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
Our GB&M segment reported improved profit before tax during the three and six months ended June 30, 2015 driven by higher net interest income, higher other operating income and lower loan impairment charges, partially offset by higher operating expenses.
Credit revenue increased during the three months ended June 30, 2015 from higher emerging markets related client activity and improved performance of legacy credit products. Credit revenue decreased during the six months ended June 30, 2015 from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in gains of $1 million and $2 million during the three and six months ended June 30, 2015, respectively, compared with losses of $6 million and gains of $24 million during the prior year periods. Included in the changes in fair value from structured credit products were decreases in fair value of $9 million and $5 million during the three and six months ended June 30, 2015, respectively, related to exposures to monoline insurance companies, compared with decreases of $4 million and increases of $12 million during the prior year periods. Revenue from Rates decreased during the three and six months ended June 30, 2015 due primarily to fair value adjustments on

HSBC USA Inc.

certain rate linked structured notes, including the impact of movements in our own credit spreads and a loss recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities. In the year-to-date period, lower revenue from Rates also reflects lower new deal volumes, primarily in emerging markets related activity which were impacted by less stable economic conditions in Latin America. Foreign Exchange and Metals revenue decreased during the three and six months ended June 30, 2015 due to lower custody fee income from Metals following the sale of our GB&M London Branch precious metals custody and clearing business to an HSBC affiliate during the fourth quarter of 2014. The increase in Equities during the three and six months ended June 30, 2015 was driven by the impact of fair value adjustments on certain equity linked structured liabilities, including the impact of movements in our own credit spreads and a gain recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities.
Capital Financing revenue decreased during the three months ended June 30, 2015 and increased during the six months ended June 30, 2015 as higher financing fees from increased deal activity and higher net interest income driven by higher loan balances in both periods was more than offset in the three month period by losses related to the hedging of a single client exposure. The prior year also reflects a release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014.
Payments and Cash Management revenue increased during the three and six months ended June 30, 2015 driven by higher fees related to supporting growth initiatives in the global payments and cash management business.
Balance Sheet Management revenue increased during the three and six months ended June 30, 2015 from increased interest income, gains on asset sales and higher revenue related to the performance of economic hedge positions used to manage interest rate risk.
Debit valuation adjustments resulted in gains during the three and six months ended June 30, 2015 compared with losses in the prior year periods driven by movements of both our own credit spreads and our derivative liability balances.
Other revenue decreased during the three and six months ended June 30, 2015 reflecting lower net interest on unassigned capital and lower revenue related to transfer pricing differences.
Loan impairment charges in the prior year reflect a revision to certain estimates used in our commercial loan impairment calculation which resulted in a loan impairment charge of approximately $20 million during the second quarter of 2014. Excluding this item, loan impairment charges remained lower during the three and six months ended June 30, 2015 due primarily to higher expected loss on a single name exposure in the prior year and lower provisions for risk factors associated with emerging market loan exposures, partially offset by higher provisions for oil and gas industry exposures.
Operating expenses increased during the three and six months ended June 30, 2015 driven by higher staff costs related to growth initiatives, higher litigation expense and higher technology and corporate function support service costs.
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
Client deposit levels increased $820 million or 7 percent compared with June 30, 2014. Total loans increased $469 million or 8 percent compared with June 30, 2014 from the commercial and industrial, and residential mortgage portfolios. Overall period end client assets were $435 million higher than June 30, 2014 primarily due to higher deposits, partially offset by lower institutional custody customer balances and lower discretionary and fiduciary portfolios.
The following table provides additional information regarding client assets during the six months ended June 30, 2015 and 2014:

Six Months Ended June 30,	2015	2014
	(in millions)
Client assets at beginning of the period	$44,102	$44,661
Net new money	1,349	(1,454)
Value change	(801)	1,008
Client assets at end of period	$44,650	$44,215

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the PB segment:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$50	$56	$(6)	(10.7)%
Other operating income	27	25	2	8.0
Total operating income	77	81	(4)	(4.9)
Loan impairment recoveries	(1)	—	(1)	*
Net operating income	78	81	(3)	(3.7)
Operating expenses	58	61	(3)	(4.9)
Profit before tax	$20	$20	$—	—%

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(in millions)
Net interest income	$99	$105	$(6)	(5.7)%
Other operating income	51	50	1	2.0
Total operating income	150	155	(5)	(3.2)
Loan impairment recoveries	(1)	(5)	4	80.0
Net operating income	151	160	(9)	(5.6)
Operating expenses	116	116	—	—
Profit before tax	$35	$44	$(9)	(20.5)%

*	Not meaningful.
Our PB segment profit before tax was flat during the three months ended June 30, 2015. In the year-to-date period, our PB segment reported lower profit before tax due primarily to lower net interest income and lower loan impairment recoveries.
Net interest income decreased during the three and six months ended June 30, 2015 driven primarily by a one-time gain in the prior year periods related to the recognition of deferred revenue on a prepaid troubled debt restructuring loan.
Other operating income increased slightly during the three and six months ended June 30, 2015 due to higher revenues in management and discretionary products as well as higher other revenues from affiliates.
Loan impairment recoveries were relatively flat during the three months ended June 30, 2015. In the year-to-date period, loan impairment recoveries were lower as the prior year period reflects recoveries related to the payoff of a troubled debt restructuring loan and releases of reserves due to paydowns.
Operating expenses decreased during the three months ended June 30, 2015 and were flat during the year-to-date period. The decrease in the three month period reflects lower technology and corporate function support service costs, partially offset by higher litigation expense.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended June 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(5)	$78	$(83)	*
Gain (loss) on own fair value option debt attributable to credit spread	48	(46)	94	*
Other operating income	27	8	19	*
Total operating income	70	40	30	75.0
Loan impairment charges	—	—	—	—
Net operating income	70	40	30	75.0
Operating expenses	50	28	22	78.6
Profit before tax	$20	$12	$8	66.7%

			Increase (Decrease)
Six Months Ended June 30,	2015	2014	Amount	%
	(in millions)
Net interest income (expense)	$(11)	$65	$(76)	*
Gain (loss) on own fair value option debt attributable to credit spread	118	(27)	145	*
Other operating income	39	14	25	*
Total operating income	146	52	94	*
Loan impairment charges	—	—	—	—
Net operating income	146	52	94	*
Operating expenses	77	53	24	45.3
Profit (loss) before tax	$69	$(1)	$70	*

*	Not meaningful.
Net interest income in the prior year reflects an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014. Excluding this item, profit (loss) before tax improved during the three and six months ended June 30, 2015 due primarily to higher operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected as well as higher rental income from affiliates and higher revenues associated with real estate mortgage investment conduits. These improvements were partially offset by higher operating expenses driven largely by higher technology and corporate function support service costs.
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
Allowance for Credit Losses  Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit grade and loss given default are assigned and an allowance is established for these loans based on a probability of default estimate associated with each credit grade under the allowance for credit losses methodology. Credit Review, an independent function, provides an ongoing assessment of lending activities that includes independently assessing credit grades and loss given default estimates for sampled credits across various portfolios. When it is deemed probable based upon known facts and circumstances that full interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is then established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. In addition, loss reserves on commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the reserve calculations.
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
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as TDR Loans, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 20-35 percent for residential mortgages and 75-100 percent for home equity mortgages. At June 30, 2015, approximately 1 percent of our second lien home equity mortgages where the first lien residential mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and were not considered to be a TDR Loan or already recorded at fair value less costs to sell.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2014 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2014 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2015.
The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars are in millions)
Allowance for credit losses	$648	$703	$680
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.8%	.9%	.8%
Consumer:
Residential mortgages	0.5	0.6	0.6
Home equity mortgages	1.6	1.7	1.8
Credit cards	4.8	5.1	5.4
Other consumer	2.0	2.4	2.0
Total consumer	0.8	0.9	1.0
Total	.8%	.9%	.9%
Net charge-offs:(2)
Commercial(3)	663%	2,225%	1,538%
Consumer	178	174	229
Total	405%	581%	596%
Nonperforming loans:(1)(4)
Commercial	444%	349%	351%
Consumer	17	19	20
Total	65%	67%	63%

(1)	Ratios exclude loans held for sale held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at June 30, 2015 and March 31, 2015 reflect year-to-date net charge-offs, annualized. Ratio at December 31, 2014 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended June 30, 2015 and March 31, 2015 and the year ended December 31, 2014 was 81 months, 267 months and 185 months, respectively. The net charge-off coverage ratio represents the allowance for credit losses at period end divided by average monthly net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2015 and 2014.

HSBC USA Inc.

The allowance for credit losses at June 30, 2015 decreased $55 million or 8 percent as compared with March 31, 2015 and decreased $32 million or 5 percent as compared with December 31, 2014 due to lower loss estimates in our consumer loan portfolio and, in the three month period, lower loss estimates in our commercial loan portfolio.
Our commercial allowance for credit losses decreased $37 million or 7 percent as compared with March 31, 2015 and increased $5 million or 1 percent as compared with December 31, 2014 reflecting lower specific customer provisions, driven largely by charge-offs related to a single customer relationship, and releases of reserves associated with maturities of lower quality loans and managed reductions in certain exposures. These improvements were more than offset in the year-to-date period by downgrades, reflecting weaknesses in the financial circumstances of certain customer relationships. Both periods reflect higher reserves associated with oil and gas industry loan exposures.
Our consumer allowance for credit losses decreased $18 million or 11 percent as compared with March 31, 2015 and decreased $37 million or 20 percent as compared with December 31, 2014 reflecting lower loss estimates in our residential mortgage loan portfolio driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Also contributing to the decrease were lower loss estimates associated with the remediation of certain mortgage servicing activities and a lower allowance for credit losses in our credit card portfolio reflecting lower receivable levels and improved delinquency roll rates.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at June 30, 2015 decreased as compared with both March 31, 2015 and December 31, 2014 reflecting a decrease in the consumer loan percentage and, in the three month period, a decrease in the commercial loan percentage for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased as compared with both March 31, 2015 and December 31, 2014 largely due to higher dollars of commercial loan net charge-offs as well as a decrease in our overall allowance for credit losses, partially offset by lower dollars of net charge-offs in our consumer loan portfolio for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans
	June 30, 2015		March 31, 2015		December 31, 2014
	(dollars are in millions)
Commercial(1)	$497	76.1%	$534	75.7%	$492	74.7%
Consumer:
Residential mortgages	83	20.6	95	20.9	107	21.4
Home equity mortgages	27	2.0	29	2.1	32	2.3
Credit cards	33.8		35.8		39.9
Other consumer	8.5		10.5		10.7
Total consumer	151	23.9	169	24.3	188	25.3
Total	$648	100.0%	$703	100.0%	$680	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	June 30, 2015	March 31, 2015	December 31, 2014

Off-balance sheet credit risk reserve	$70	$70	$68
The slight increase in off-balance sheet reserves at June 30, 2015 as compared with December 31, 2014 reflects growth in customer activity. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars are in millions)
Delinquent loans:
Commercial	$49	$42	$41
Consumer:
Residential mortgages(1)(2)	903	957	1,013
Home equity mortgages(1)(2)	56	60	62
Credit cards	13	14	14
Other consumer	11	13	14
Total consumer	983	1,044	1,103
Total	$1,032	$1,086	$1,144
Delinquency ratio:
Commercial	.08%	.07%	.07%
Consumer:
Residential mortgages(1)(2)	5.23	5.62	6.07
Home equity mortgages(1)(2)	3.32	3.50	3.48
Credit cards	1.88	2.06	1.94
Other consumer	2.21	2.53	2.52
Total consumer	4.88	5.24	5.59
Total	1.23%	1.33%	1.46%

(1)
At June 30, 2015, March 31, 2015 and December 31, 2014, consumer mortgage loan delinquency includes $873 million, $908 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $4 million, $4 million and $5 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2015	March 31, 2015	December 31, 2014
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$66	$66	$63
ARM loans	260	272	280
Delinquency ratio:
Interest-only loans	1.81%	1.85%	1.78%
ARM loans	2.18	2.31	2.43
Compared with March 31, 2015 and December 31, 2014, our two-months-and-over contractual delinquency ratio decreased 10 basis points and 23 basis points, respectively, driven by lower dollars of two-months-and-over contractual delinquency in our

HSBC USA Inc.

consumer loan portfolio and higher outstanding loan balances, primarily in our commercial loan portfolio, partially offset by slightly higher dollars of two-months-and-over contractual delinquency in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio decreased 36 basis points and 71 basis points from March 31, 2015 and December 31, 2014, respectively, due primarily to lower levels of residential mortgage loan delinquency, driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to Real Estate Owned remaining in loan account and, consequently, in delinquency. Compared with both March 31, 2015 and December 31, 2014, our commercial two-months-and-over contractual delinquency ratio increased 1 basis point due to higher levels of commercial loan delinquency driven largely by the delinquency of a single customer relationship, partially offset by higher outstanding loan balances.
Residential mortgage delinquency is higher than home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. There is a substantially lower volume of home equity mortgage loans where we pursue foreclosure less frequently given the generally subordinate position of the lien. In addition, our legacy business originated through broker channels and loan transfers from HSBC Finance is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our residential mortgages. Both of these factors are expected to continue to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	June 30, 2015	March 31, 2015	June 30, 2014
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(2)	$1	$5
Business and corporate banking	33	4	5
Global banking	—	—	—
Other commercial	—	1	(3)
Total commercial	31	6	7
Consumer:
Residential mortgages	6	12	14
Home equity mortgages	2	1	2
Credit cards	6	7	10
Other consumer	4	4	2
Total consumer	18	24	28
Total	$49	$30	$35
Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.07)%	.04%	.21%
Business and corporate banking	.67	.09	.12
Global banking	—	—	—
Other commercial	—	.11	(.41)
Total commercial	.20	.04	.05
Consumer:
Residential mortgages	.14	.29	.35
Home equity mortgages	.47	.23	.42
Credit cards	3.51	4.06	5.91
Other consumer	3.78	3.50	1.65
Total consumer	.36	.49	.59
Total	.24%	.15%	.20%
 Our net charge-off ratio as a percentage of average loans for the quarter ended June 30, 2015 increased 9 basis points and 4 basis points compared with the quarters ended March 31, 2015 and June 30, 2014, respectively, due to higher levels of net charge-offs in our commercial loan portfolio, partially offset by lower levels of net charge-offs in our consumer loan portfolio and higher outstanding average loan balances, primarily in our commercial loan portfolio. The increase in commercial net charge-offs was driven by higher charge-offs in business and corporate banking which largely reflects charge-offs related to a single customer relationship. The decrease in consumer net charge-offs was driven by lower charge-offs in residential mortgage and credit cards due to continued improvement in economic and credit conditions including the impact of lower levels of delinquency on accounts less than 180 days delinquent and improvements in housing market conditions.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2015	March 31, 2015	December 31, 2014
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$64	$74	$65
Business and corporate banking	47	78	74
Commercial nonaccrual loans held for sale	30	36	43
Total commercial	141	188	182
Consumer:
Residential mortgages(1)(2)(3)	798	803	847
Home equity mortgages(1)(2)	70	67	68
Consumer nonaccrual loans held for sale	3	4	4
Total consumer	871	874	919
Total nonaccruing loans	1,012	1,062	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	9	10	10
Other consumer	9	9	10
Total consumer	18	19	20
Total accruing loans contractually past due 90 days or more	19	20	21
Total nonperforming loans	1,031	1,082	1,122
Other real estate owned(4)	29	32	31
Total nonperforming assets	$1,060	$1,114	$1,153

(1)
At June 30, 2015, March 31, 2015 and December 31, 2014, nonaccrual consumer mortgage loans include $755 million, $760 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes less than $1 million, $1 million and $1 million of commercial other real estate owned at June 30, 2015, March 31, 2015 and December 31, 2014, respectively.
Nonaccrual loans at June 30, 2015 decreased as compared with both March 31, 2015 and December 31, 2014 due to lower levels of commercial nonaccrual loans and, compared with December 31, 2014 lower levels of consumer nonaccrual loans. Our commercial nonaccrual loans decreased driven by lower business and corporate banking nonaccrual loans, which largely reflects the impact of charge-offs related to a single customer relationship, as well as a higher valuation allowance on a commercial nonaccrual loan held for sale. Our consumer nonaccrual loans increased modestly compared with March 31, 2015 and decreased compared with December 31, 2014 driven by lower residential mortgage nonaccrual loans due to continued improvements in economic and credit conditions. Residential mortgage nonaccrual loan levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more remained relatively flat compared with March 31, 2015 and December 31, 2014.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2015 and December 31, 2014, respectively. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2015	December 31, 2014
	(in millions)
Interest-only residential mortgage loans	$3,643	$3,531
ARM loans(1)	11,921	11,532

(1)	During the remainder of 2015 and during 2016, approximately $78 million and $381 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $23 million and $18 million at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015	December 31, 2014
	(in millions)
Closed end:
First lien	$17,233	$16,661
Second lien	100	111
Revolving(1)	1,586	1,673
Total	$18,919	$18,445

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at June 30, 2015 and December 31, 2014, respectively, for certain loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2015:
New York State	31.5%	33.2%
California	22.1	35.6
North Central United States	3.3	4.6
North Eastern United States, excluding New York State	9.3	9.1
Southern United States	27.6	13.2
Western United States, excluding California	6.2	4.3
Total	100.0%	100.0%
December 31, 2014:
New York State	34.7%	33.5%
California	21.8	34.0
North Central United States	3.8	5.1
North Eastern United States, excluding New York State	7.9	9.3
Southern United States	26.7	13.8
Western United States, excluding California	5.1	4.3
Total	100.0%	100.0%
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

	June 30, 2015	December 31, 2014
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure(1)	$36,505	$41,449
Less: collateral held against exposure	6,734	8,204
Net credit risk exposure	$29,771	$33,245

(1)
At June 30, 2015, total credit risk exposure is calculated are calculated under the Basel III Standardized Approach which came into effect on January 1, 2015, replacing the Basel I risk-based approach used in 2014.

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
During the first half of 2015, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
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
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision ("Basel Committee"), together with the impact of similar implementation by United Kingdom banking regulators, we continue to review the composition of our capital structure. As discussed below, during the second quarter of 2015, we replaced certain long-term debt and preferred equity instruments that receive less favorable treatment under the rules with new Basel III compliant instruments.
Interest Bearing Deposits with Banks  totaled $20,059 million and $30,807 million at June 30, 2015 and December 31, 2014, respectively, of which $18,735 million and $29,445 million, respectively, were held with the Federal Reserve Bank. Balances will fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying such liquidity. The decrease compared with December 31, 2014 was due to the placement of funds in securities purchased under agreements to resell which offered more favorable rates at the end of June.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $16,112 million and $1,413 million at June 30, 2015 and December 31, 2014, respectively. Securities purchased under agreements to resell increased since December 31, 2014 driven by our conservative liquidity management practices, where we raise funds in advance of their usage and opportunistically deploy them to maximize returns. Balances will fluctuate from period to period depending upon our liquidity position at the time.

HSBC USA Inc.

Trading Assets includes securities totaling $11,712 million and $13,498 million at June 30, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $47,245 million and $43,609 million at June 30, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings  totaled $12,728 million and $12,795 million at June 30, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $122,547 million and $116,118 million at June 30, 2015 and December 31, 2014, respectively, which included $89,953 million and $84,486 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $30,567 million at June 30, 2015 from $27,524 million at December 31, 2014. The following table presents the maturities of long-term debt at June 30, 2015:

(in millions)
2015	$794
2016	3,581
2017	5,465
2018	6,349
2019	2,777
Thereafter	11,601
Total	$30,567
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2015 and 2014:

Six Months Ended June 30,	2015	2014
	(in millions)
Long-term debt issued	$12,140	$3,887
Long-term debt repaid	(8,735)	(2,392)
Net long-term debt issued	$3,405	$1,495
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2015. During the second quarter of 2015, HSBC USA exercised the option to call its remaining junior subordinated debentures previously issued by HSBC USA to three separate capital trusts, totaling $560 million. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At June 30, 2015, we were authorized to issue up to $30,000 million, of which $10,605 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program of which $15,758 million was available at June 30, 2015.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2015, long-term debt included $5,600 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further borrowings of up to $11,725 million.
Preferred Equity  During the second quarter of 2015, HSBC USA redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock, totaling $300 million. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details and see Note 18, "Preferred Stock," in our 2014 Form 10-K for information regarding all remaining outstanding preferred share issues.
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

HSBC USA Inc.

Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of June 30, 2015 and December 31, 2014. In managing capital, we develop targets for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average consolidated assets (this latter ratio, also known as the "Tier 1 leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above. The following table summarizes selected capital ratios for HSBC USA with detailed explanation below. The improvement in the capital ratios since December 31, 2014 reflects the capital actions discussed above.

	June 30, 2015	December 31, 2014
Total capital to risk weighted assets(1)	16.31%	15.78%
Tier 1 capital to risk weighted assets(1)	12.47	11.41
Common equity Tier 1 capital to risk weighted assets(1)	11.77	10.33
Tier 1 capital to average consolidated assets (Tier 1 leverage ratio)	9.50	8.54
Total equity to total assets	10.50	9.14

(1)	Risk weighted assets are calculated under the Basel III Standardized Approach which came into effect on January 1, 2015, replacing the Basel I risk-based approach used in 2014.
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
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the U.S. ("the Basel III final rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital. In addition to phasing in a complete replacement to the Basel I general risk-based capital rules, the Basel III final rule builds on the Advanced Approach of Basel II, incorporates certain changes to Basel 2.5, and implements certain other requirements of the Dodd-Frank Act. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. In addition, the Basel III final rule introduced the Standardized Approach for risk weighted assets, which replaced the Basel I risk-based guidance for determining risk weighted assets for banking organizations and came into effect on January 1, 2015. For additional discussion of the Basel III final rule requirements, including fully phased in required minimum risk-based capital ratios and the countercyclical capital buffer (to be phased in, if applicable, beginning January 1, 2016), see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements, in our 2014 Form 10-K.
Additionally, HSBC North America and HSBC Bank USA are subject to the supplementary leverage ratio ("SLR"), with reporting to U.S. banking regulators commencing January 1, 2015 and full implementation and compliance by January 1, 2018. The minimum SLR is currently set at 3 percent (calculated as the ratio of Tier 1 capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items). The SLR is generally consistent with the Basel leverage framework, but also contains certain modifications, including to the methodology for averaging total leverage exposure.
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. HSBC North America submitted its IHC implementation plan to the FRB on December 31, 2014. Under the final rule, an IHC may calculate its risk-based and leverage capital requirements solely under the Standardized Approach, even if the IHC meets the asset thresholds that would require a bank holding company to use the Advanced Approach ($250 billion or more in total consolidated assets or $10 billion or more of foreign exposures). IHCs will be subject to all other risk-based capital requirements, including the SLR, stress testing requirements, enhanced risk management standards, and enhanced governance and stress testing requirements for liquidity management, as well as other

HSBC USA Inc.

prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016. The implementation of these requirements of the final rule is not expected to have a significant impact on our processes and operations since we already meet several of the requirements. In accordance with the final rule, HSBC North America received approval from the FRB to opt out of the Advanced Approach in December 2014. Additionally, in June 2015, HSBC Bank USA received approval from the OCC to opt out of the Advanced Approach. HSBC North America and HSBC Bank USA will, however, remain subject to the other capital requirements applicable to advanced approach banking organizations, including the SLR and the countercyclical capital buffer discussed above.
With regard to the elements of capital, the application of the Basel III final rule requires any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 to be phased out by January 1, 2016. As a result, approximately $200 million of our currently outstanding Tier 2 subordinated debt will be phased out of capital under the final rule.
In 2014, the Financial Stability Board ("FSB"), an international financial institutions regulatory body, issued a proposal for a total loss-absorbing capacity requirement ("TLAC") for global systemically important banks ("G-SIBs"). The proposed requirements would be a significant extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. In addition to significantly expanding the amount of such going-concern loss absorbency, the TLAC proposal introduces a requirement to issue specified amounts of debt obligations that can absorb losses in a resolution proceeding if the banking organization reaches the so-called point of non-viability. The TLAC requirement is to be applied in accordance with the banking organization's resolution strategy for each entity that would enter resolution as determined by the G-SIB Crisis Management Group. The FSB received comments on the proposal and is conducting a quantitative impact study, before adopting a final rule in November 2015. Once finalized, each FSB jurisdiction must implement the requirements under local law. Although the FSB does not anticipate global implementation until January 2019, certain jurisdictions, including the United States, are expected to implement the TLAC requirements sooner.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB will evaluate bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will approve capital distributions only for companies that are able to demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in January 2015. In July 2015, HSBC North America submitted its latest mid-cycle company-run DFAST results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual bank-run DFAST, and submitted its latest DFAST results in January 2015. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In March 2015, HSBC North America and HSBC Bank USA publicly disclosed their most recent DFAST results and the FRB also publicly disclosed its own DFAST and CCAR results. HSBC North America publicly disclosed its most recent mid-cycle DFAST results in July 2015.
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
In October 2014, U.S. regulators issued a final rule that amends the CCAR capital planning and DFAST supervisory stress testing rules to shift the start date of the annual capital plan and supervisory and company-run stress test cycles back by one calendar quarter. The 2015 cycle began October 1, 2014 with a capital plan submission date of January 5, 2015. However, the next annual cycle will begin January 1, 2016 with a capital plan submission date of April 5, 2016. The final rule made certain other substantive changes to the capital plan and stress test regulations, including limiting a bank holding company's ability to make capital distributions (subject to certain exceptions) if its actual capital issuances in that quarter were less than the amount indicated in the capital plan. In July 2015, the FRB issued a proposed rule to further amend the CCAR capital planning and DFAST stress testing rules. We are reviewing the potential impact of the final rule and the proposal on our capital planning and stress testing processes.

HSBC USA Inc.

HSBC USA and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 15, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2015 Funding Strategy  Our current estimate for funding needs and sources for 2015 are summarized in the following table:

	Actual January 1 through June 30, 2015	Estimated July 1 through December 31, 2015	Estimated Full Year 2015
	(in billions)
Funding needs:
Net loan growth	$6	$3	$9
Net change in short term investments and securities	8	(1)	7
Trading and other assets	(3)	3	—
Total funding needs	$11	$5	$16
Funding sources:
Net change in deposits	$6	$2	$8
Trading and other short term liabilities	(2)	—	(2)
Net change in long-term debt	3	3	6
Shareholders' equity	4	—	4
Total funding sources	$11	$5	$16
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

	Balance at June 30, 2015
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2014
	(in millions)
Standby letters of credit, net of participations(1)	$6,762	$2,458	$85	$9,305	$8,441
Commercial letters of credit	459	203	—	662	659
Credit derivatives(2)	23,212	77,163	4,973	105,348	117,768
Other commitments to extend credit:
Commercial(3)	17,337	60,002	3,739	81,078	80,226
Consumer	6,832	—	—	6,832	6,821
Total	$54,602	$139,826	$8,797	$203,225	$213,915

(1)	Includes $980 million and $937 million issued for the benefit of HSBC affiliates at June 30, 2015 and December 31, 2014, respectively.

(2)	Includes $32,284 million and $32,688 million issued for the benefit of HSBC affiliates at June 30, 2015 and December 31, 2014, respectively.

(3)	Includes $4,218 million and $3,606 million issued for the benefit of HSBC affiliates at June 30, 2015 and December 31, 2014, respectively.
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

HSBC USA Inc.

The following tables present information on our liquidity facilities with Regency at June 30, 2015. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$3,046	$1,511	12	$1,433	14

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	49%	74%	16%	—%	—%	—%
Trade receivables	36	—	84	100	—	—
Equipment loans	15	26	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at June 30, 2015.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. At June 30, 2015, the undrawn facility has been reduced to CAD $77 million from CAD $112 million at December 31, 2014.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $24 million and a decrease of $75 million in the fair value of financial liabilities during the three and six months ended June 30, 2015, respectively, compared with an increase of $39 million and a decrease of $6 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the six months ended June 30, 2015 should not be considered indicative of the results for any future period.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2015 and December 31, 2014, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, subprime mortgage

HSBC USA Inc.

loans held for sale, certain corporate debt securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality. See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers Between Level 1 and Level 2 Measurements  During the three and six months ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 measurements.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(dollars are in millions)
Level 3 assets(1)(2)	$3,683	$3,810
Total assets measured at fair value(3)	113,938	122,473
Level 3 liabilities	2,696	2,863
Total liabilities measured at fair value(1)	82,113	90,892
Level 3 assets as a percent of total assets measured at fair value	3.2%	3.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.3%	3.1%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,640 million of recurring Level 3 assets and $43 million of non-recurring Level 3 assets at June 30, 2015. Includes $3,752 million of recurring Level 3 assets and $58 million of non-recurring Level 3 assets at December 31, 2014.

(3)
Includes $113,685 million of assets measured on a recurring basis and $253 million of assets measured on a non-recurring basis at June 30, 2015. Includes $122,155 million of assets measured on a recurring basis and $318 million of assets measured on a non-recurring basis at December 31, 2014.

Significant Changes in Fair Value for Level 3 Assets and Liabilities
Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $10 million and $5 million negative credit risk adjustments to the fair value of our credit default swap contracts during the three and six months ended June 30, 2015, respectively, compared with $4 million negative and $12 million positive adjustments during the three and six months ended June 30, 2014, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $58 million and $53 million against our monoline exposure at June 30, 2015 and December 31, 2014, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $165 million and $204 million at June 30, 2015 and December 31, 2014, respectively.
Significant Transfers Into and Out of Level 3 Measurements  During the three and six months ended June 30, 2015, we transferred $78 million and $179 million, respectively, of deposits in domestic offices and $12 million and $32 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during both the three and six months ended June 30, 2015, we transferred $22 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2014, we transferred $104 million and $244 million, respectively, of deposits in domestic offices and $27 million and $98 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments and the related foreign exchange and credit derivatives from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during the three and six months ended June 30, 2014, we transferred $27 million and $95 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2015 and 2014 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $60 million or a decrease of the overall fair value measurement of approximately $127 million as of June 30, 2015. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of June 30, 2015:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$27
	Residential mortgages - Alt A	73
	Residential mortgages - Subprime	1
	Total AAA	101
AA	Other	42
A	Residential mortgages - Alt A	8
	Residential mortgages - Subprime	49
	Home equity - Alt A	83
	Student loans	88
	Other	52
	Total A	280
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	240
	Total BBB	242
CCC	Residential mortgages - Subprime	6
		$671

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

HSBC USA Inc.

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
Our liquidity management approach includes increased deposits, supplemented by wholesale borrowing to fund our business growth, and using security sales or secured borrowings for liquidity stress situations in our liquidity contingency plans. As previously discussed, HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs outside of cash generated from its loan sales and operations.
As part of our liquidity management framework, stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons. At June 30, 2015, our one-month and three-month stressed coverage ratios were 120 percent and 110 percent, respectively. At December 31, 2014, our one-month and three-month stressed coverage ratios were 111 percent and 104 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
In addition, the Asset and Liability Management Committee monitors the ratio of Advances to Core Funding ("ACF"). The ACF ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be "core" in accordance with HSBC policy and debt with at least 12 months until maturity) are utilized in providing loans to customers. We are required to maintain an ACF ratio below 120 percent. At June 30, 2015 and December 31, 2014, our ACF ratio was 95 percent and 101 percent, respectively.
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
In September 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. At June 30, 2015, HSBC Bank USA's LCR ratio under the final U.S. LCR rule was 112 percent. HSBC Bank USA's LCR is calculated based on our current interpretation and understanding of the U.S. LCR rule and may differ in future periods depending on further implementation guidance from our regulators. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR's scheduled global implementation by January 1, 2018.
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

HSBC USA Inc.

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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2015:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA:
Short-term borrowings	P-1	A-1	F1+	R-1 (middle)
Long-term/senior debt	A2	A	AA-	AA (low)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	Aa3(2)	AA-	AA-	AA (low)

(1)	Dominion Bond Rating Service.

(2)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at June 30, 2015.
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
In May 2015, Moody's took various rating agency actions on certain U.S. banks, including HSBC USA and HSBC Bank USA, following a review associated with the publication of it's revised bank rating methodology. As a result of this review, the senior debt rating of HSBC Bank USA was upgraded to Aa3, the long-term deposit rating of HSBC Bank USA was upgraded to Aa2 and the senior debt rating of HSBC USA was re-affirmed. As part of this review, Moody's issued new counterparty risk ratings which are distinct from debt, deposit or issuer ratings in that they measure default probability rather than expected loss, and apply to counterparty obligations and contractual commitments rather than debt or deposit instruments. The new ratings provide an opinion on a bank's counterparty risk related to its covered bonds, contractual performance obligations (e.g. servicing), derivatives (e.g. swaps), letters of credit, certain guarantees and liquidity facilities. The short-term and long-term counterparty risk ratings issued for HSBC Bank USA were P-1 and A1, respectively. It is not anticipated that the actions taken by Moody's will significantly impact our funding cost or strategy.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of June 30, 2015, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Present value of a basis point ("PVBP")  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	1.6	4.8
Net interest income simulation modeling techniques  are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios, which assume immediate market rate movements by as

HSBC USA Inc.

much as 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques:

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on July 1 and January 1):
Change resulting from a gradual 100 basis point increase in the yield curve	$226	8%	$162	7%
Change resulting from a gradual 100 basis point decrease in the yield curve	(179)	(7)	(234)	(9)
Change resulting from a gradual 200 basis point increase in the yield curve	421	15	283	11
Change resulting from a gradual 200 basis point decrease in the yield curve	(353)	(13)	(442)	(18)
Other significant scenarios monitored (reflects projected rate movements on July 1 and January 1):
Change resulting from an immediate 50 basis point decrease in the yield curve(1)	(192)	(7)	(216)	(9)
Change resulting from an immediate 100 basis point increase in the yield curve	347	13	247	10
Change resulting from an immediate 100 basis point decrease in the yield curve	(322)	(12)	(381)	(15)
Change resulting from an immediate 200 basis point increase in the yield curve	636	23	432	18
Change resulting from an immediate 200 basis point decrease in the yield curve	(528)	(19)	(627)	(25)

(1)
With the continued period of low interest rates, some of the above decrease scenarios have become less meaningful. We are adding a new scenario for an immediate 50 basis point decrease in rates to reflect the impact of a potential sharp decline in interest rates to future income.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income (Loss)  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: total shareholders' equity to total assets and common equity Tier 1 capital to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. As of June 30, 2015, we had an available-for-sale securities portfolio of approximately $33,085 million with a positive mark-to-market adjustment of $83 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $277 million to a net loss of $194 million with the following results on our capital ratios:

	June 30, 2015		December 31, 2014
	Actual	Proforma(1)	Actual	Proforma(1)
Total shareholders' equity to total assets	10.50%	10.43%	9.14%	9.10%
Common equity Tier 1 capital to risk weighted assets	11.77	11.70	10.33	10.27

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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
Daily VaR (trading portfolios), 99% 1 day (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2015:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At June 30, 2015	$5	$3	$5	$(9)	$4

Six Months Ended June 30, 2015
Average	5	5	8	(11)	7
Maximum	6	10	15		10
Minimum	3	2	5		4

At December 31, 2014	$5	$3	$6	$(8)	$6

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

Backtesting In the six months ended June 30, 2015, we experienced one backtesting exception. This loss exception occurred in January when the Swiss Central Bank surprised the markets and lifted the Swiss Franc currency peg to the Euro. The move of the currency pair was more extreme than any dates used in the historical VaR calculation.
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
The following table summarizes our non-trading VaR for the six months ended June 30, 2015:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At June 30, 2015	$38	$27	$(14)	$51

Six Months Ended June 30, 2015
Average	47	29	(22)	54
Maximum	65	37		65
Minimum	30	24		38

At December 31, 2014	$47	$26	$(28)	$45

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	June 30, 2015	December 31, 2014
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1 and January 1):
Value of hedged MSRs portfolio	$158	$159
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	(2)	—
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(4)
Calculated change in net market value	1	—
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(6)
Calculated change in net market value	5	3
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the six months ended June 30, 2015. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	8	18	—	—
Fiduciary Risk  To better position the Fiduciary Risk Officer/Specialist to oversee fiduciary compliance across the fiduciary businesses in a more consistent manner, the Fiduciary Risk Officer/Specialist transitioned from reporting to the U.S. Head of Operational Risk to reporting to the U.S. Head of Regulatory Compliance beginning in 2015. Further, the Fiduciary Risk Management Committee is now chaired by the U.S. Head of Regulatory Compliance. There have been no other material changes to our approach toward fiduciary risk since December 31, 2014.
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of $2 million and $6 million during the three and six months ended June 30, 2015, respectively, and increases to interest income on securities of $4 million and $8 million during the three and six months ended June 30, 2014, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2015 included fees of $18 million and $33 million, respectively, compared with fees of $15 million and $34 million during the three and six months ended June 30, 2014, respectively.

Three Months Ended June 30,	2015			2014
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$35,270	$23.26%		$27,229	$17.26%
Federal funds sold and securities purchased under resale agreements	3,179	3.42		1,525	3.69
Trading securities	12,433	91	2.92	12,060	65	2.14
Securities	48,702	225	1.85	48,183	198	1.65
Loans:
Commercial	62,763	334	2.13	52,156	295	2.27
Consumer:
Residential mortgages	17,171	142	3.32	16,019	136	3.43
Home equity mortgages	1,705	14	3.27	1,928	16	3.35
Credit cards	684	18	10.60	677	17	10.07
Other consumer	512	7	5.70	545	7	5.30
Total consumer	20,072	181	3.63	19,169	176	3.71
Total loans	82,835	515	2.49	71,325	471	2.65
Other	2,685	14	2.16	3,314	12	1.29
Total interest earning assets	185,104	$871	1.89%	163,636	$766	1.88%
Allowance for credit losses	(689)			(559)
Cash and due from banks	876			938
Other assets	15,453			21,173
Total assets	$200,744			$185,188
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$44,507	$20.19%		$43,049	$13.12%
Time deposits	26,855	28.43		18,416	20.44
Other interest bearing deposits	4,579	3.25		4,060	1.10
Deposits in foreign offices:
Foreign banks deposits	6,695	1.03		6,846	—	.03
Other interest bearing deposits	4,959	2.13		5,808	2.11
Total interest bearing deposits	87,595	54.25		78,179	36.19
Short-term borrowings	16,941	11.25		24,505	10.16
Long-term debt	30,121	173	2.30	22,426	152	2.72
Total interest bearing deposits and debt	134,657	238.71		125,110	198.64
Tax liabilities and other	705	5	1.92	1,065	(109)	(41.18)
Total interest bearing liabilities	135,362	243.72		126,175	89.28
Net interest income/Interest rate spread		$628	1.17%		$677	1.60%
Noninterest bearing deposits	31,915			29,728
Other liabilities	12,426			12,440
Total shareholders’ equity	21,041			16,845
Total liabilities and shareholders’ equity	$200,744			$185,188
Net interest margin on average earning assets			1.36%			1.66%
Net interest income to average total assets			1.26%			1.46%

HSBC USA Inc.

Six Months Ended June 30,	2015			2014
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$33,005	$42.26%		$24,446	$31.26%
Federal funds sold and securities purchased under resale agreements	2,530	6.48		1,387	5.65
Trading securities	13,432	186	2.79	12,319	113	1.84
Securities	48,102	429	1.80	52,124	409	1.58
Loans:
Commercial	61,554	654	2.14	50,819	582	2.31
Consumer:
Residential mortgages	17,036	283	3.35	15,988	272	3.43
Home equity mortgages	1,725	28	3.32	1,949	33	3.40
Credit cards	687	37	10.79	687	34	10.08
Other consumer	519	14	5.64	551	14	5.21
Total consumer	19,967	362	3.66	19,175	353	3.72
Total loans	81,521	1,016	2.51	69,994	935	2.70
Other	2,981	29	1.92	3,436	22	1.24
Total interest earning assets	181,571	$1,708	1.90%	163,706	$1,515	1.87%
Allowance for credit losses	(690)			(575)
Cash and due from banks	875			949
Other assets	16,089			21,207
Total assets	$197,845			$185,287
Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$43,782	$35.16%		$43,025	$26.12%
Time deposits	26,940	57.43		16,702	39.47
Other interest bearing deposits	4,501	4.17		4,059	2.12
Deposits in foreign offices:
Foreign banks deposits	6,812	1.03		7,579	1.03
Other interest bearing deposits	4,232	3.13		5,519	3.12
Total interest bearing deposits	86,267	100.23		76,884	71.19
Short-term borrowings	16,951	22.25		25,354	16.13
Long-term debt	30,378	340	2.26	22,620	322	2.87
Total interest bearing deposits and debt	133,596	462.69		124,858	409.66
Tax liabilities and other	762	8	1.81	1,075	(94)	(17.67)
Total interest bearing liabilities	134,358	470.70		125,933	315.50
Net interest income/Interest rate spread		$1,238	1.20%		$1,200	1.37%
Noninterest bearing deposits	31,104			29,952
Other liabilities	13,216			12,630
Total shareholders’ equity	19,167			16,772
Total liabilities and shareholders’ equity	$197,845			$185,287
Net interest margin on average earning assets			1.38%			1.48%
Net interest income to average total assets			1.26%			1.31%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At June 30, 2015, the HSBC Group had 11 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. The HSBC Group continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities.

HSBC USA Inc.

Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. The repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments. No such payments were made in the second quarter of 2015.
Relevant authorizations have been obtained from the competent authorities of the European Union with respect to the above transactions.
Estimated gross revenue to the HSBC Group generated by these loans in repayment for the second quarter of 2015, which includes interest and fees, was approximately $261,000, and net estimated profit was approximately $190,000. While the HSBC Group intends to continue to seek repayment under the existing loans, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. None were canceled during the second quarter of 2015 and approximately 20 remain outstanding.
There was no measurable gross revenue to the HSBC Group for the second quarter of 2015 under those guarantees. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Other relationships with Iranian banks Activity related to U.S. -sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the U.K. for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license to allow the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the second quarter of 2015. Estimated counter revenue to the HSBC Group in the second quarter of 2015 for this financial institution, which includes fees and/or commissions, was approximately $(53,000). This customer relationship has generated negative revenue to the HSBC Group, given a negative interest rate assessed by the European Central Bank. The HSBC Group is currently paying the negative interest rate on behalf of its customers. In the second quarter of 2015, the HSBC Group was issued a license from the U.K. government to collect the negative interest rate from this institution and will commence collecting the negative interest rate in the third quarter of 2015.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank employees. The HSBC Group runs and operates the pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue to the HSBC Group in the second quarter of 2015 generated by this pension scheme, which includes fees and/or commission, was approximately $860.

For the Iranian bank activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the second quarter of 2015 was permitted by a license issued by the U.K. There was no measurable gross revenue or net profits generated in the second quarter of 2015.
The HSBC Group maintained an account for an individual customer that was sanctioned under Executive Order 13224 in the second quarter of 2015. The HSBC Group settled the outstanding credit balance due from the customer and closed the account in the second quarter of 2015. There was no gross revenue or net profit to the HSBC Group in the second quarter of 2015.

Activity related to U.S. Executive Order 13382 In the second quarter of 2015, the HSBC Group maintained non-U.S. currency accounts for an individual customer sanctioned under Executive Order 13382. The HSBC Group is in the process of exiting the customer relationship. There was no gross revenue or net profit to the HSBC Group in the second quarter of 2015.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions

HSBC USA Inc.

programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The relationship will be terminated in 2015 and the HSBC Group closed the branch in the third quarter of 2014. There was no gross revenue or net profit to HSBC in the second quarter of 2015.
The HSBC Group maintains an account for a corporate customer in France that made a payment to the Iranian Civil Aviation Authority to settle flight-related expenses. This activity was permitted by a license issued by France. There was no gross revenue or net profits to HSBC in the second quarter of 2015.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2015. In the second quarter of 2015, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group or HSBC Bank USA.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 11
by business segment 45	Estimates and assumptions 9
consolidated average balances 136	Executive overview 80
fair value measurements 59	Fair value measurements:
nonperforming 19, 24, 26, 116	assets and liabilities recorded at fair value on a recurring basis 61
trading 10, 87	assets and liabilities recorded at fair value on a non-recurring basis 70
Asset-backed commercial paper conduits 50	control over valuation process 126
Asset-backed securities 11, 61, 73, 128	financial instruments 59
Balance sheet:	hierarchy 57, 126
consolidated 5	transfers into/out of level one and two 63
consolidated average balances 136	transfers into/out of level two and three 63
review 84	valuation techniques 71
Basel I 120	Fiduciary risk 129, 135
Basel II 121	Financial assets:
Basel III 48, 120	designated at fair value 36
Basis of reporting 83	reclassification under IFRSs 46, 83
Business:	Financial highlights metrics 80
consolidated performance review 80	Financial liabilities:
Capital:	designated at fair value 36
2015 funding strategy 123	fair value of financial liabilities 59
common equity movements 120	Forward looking statements 78
consolidated statement of changes 7	Funding 123
regulatory capital 47	Gain on instruments designated at fair value and related derivatives 38
selected capital ratios 48, 81, 121, 132	Gains (losses) from securities 15, 93
Cash flow (consolidated) 8	Global Banking and Markets 46, 105
Cautionary statement regarding forward-looking statements 78	Geographic concentration of receivables 118
Collateral — pledged assets 55	Goodwill 30
Collateralized debt obligations 68, 73, 128	Guarantee arrangements 51
Commercial banking segment results (IFRSs) 46, 103	Impairment:
Compliance risk 129, 135	available-for-sale securities 14
Controls and procedures 138	credit losses 27, 91
Credit card fees 93	nonperforming loans 19, 24, 26, 116
Credit quality 110	impaired loans 20, 23
Credit risk:	Income (loss) from financial instruments designated at fair value, net 38
adjustment 57	Income tax expenses 3, 101
component of fair value option 38	Intangible assets 29
concentration 26, 117	Interest rate risk 129, 131
exposure 129	Internal control 138
management 129	Key performance indicators 80
related contingent features 35	Legal proceedings 138
related arrangements 51	Liabilities:
Current environment 80	commitments, lines of credit 124
Deferred tax assets 101	deposits 88, 120
Deposits 88, 120	financial liabilities designated at fair value 36
Derivatives:	trading 10, 87
cash flow hedges 33	long-term debt 37, 42, 59, 88, 120
fair value hedges 32	short-term borrowings 37, 42, 59, 88, 120
notional value 36	Liquidity and capital resources 119
trading and other 34	Liquidity risk 129, 130
Equity:	Litigation and regulatory matters 75
consolidated statement of changes 7
ratios 48, 81, 121, 132

HSBC USA Inc.

Loans:	Reputational risk 129, 135
by category 17, 85	Results of operations 89
by charge-off (net) 27, 115	Residential Mortgage Revenue 97
by delinquency 25, 113	Retail banking and wealth management segment results (IFRSs) 46, 102
criticized assets 24	Risk elements in the loan portfolio 117
geographic concentration 118	Risk management:
held for sale 28	credit 129
impaired 20	compliance 129, 135
nonperforming 19, 24, 26, 103	fiduciary 129, 135
overall review 84	interest rate 129, 131
risk concentration 26, 117	liquidity 129, 130
troubled debt restructures 20	market 129, 133
Loan impairment charges — see Provision for credit losses	model 129, 135
Loan-to-deposits ratio 81	operational 129, 135
Loan to value (LTV) 85	pension 129, 135
Market risk 129, 133	reputational 129, 135
Market turmoil:	security and fraud risk 129, 135
exposures 133	strategic 129, 135
impact on liquidity risk 119	Securities:
Monoline insurers 14, 127	amortized cost 11
Mortgage lending products 17, 85	fair value 11
Mortgage servicing rights 29	impairment 14
Net interest income 89	maturity analysis 16
New accounting pronouncements 77	Segment results - IFRSs basis:
Off balance sheet arrangements 124	retail banking and wealth management 46, 102
Operating expenses 98	commercial banking 46, 103
Operational risk 129, 135	global banking and markets 46, 105
Other revenue 93	private banking 46, 107
Other segment results (IFRSs) 46, 108	other 46, 108
Pension and other postretirement benefits 41	overall summary 46, 102
Performance, developments and trends 80	Selected financial data 80
Pledged assets 55	Sensitivity:
Private banking segment results (IFRSs) 46, 107	projected net interest income 131
Profit (loss) before tax:	Statement of changes in shareholders’ equity 7
by segment — IFRSs 46	Statement of changes in comprehensive income 4
consolidated 3	Statement of income 3
Provision for credit losses 27, 91	Strategic risk 129, 135
Ratios:	Stress testing 119, 121
capital 48, 81, 121, 132	Table of contents 2
charge-off (net) 80, 111	Tax expense 3, 101
credit loss reserve related 111	Trading:
delinquency 113	assets 10, 87
earnings to fixed charges — Exhibit 12	derivatives 10, 87
efficiency 80, 99	liabilities 10, 87
Reconciliation of U.S. GAAP results to IFRSs 83	portfolios 10
Refreshed loan-to-value 85	Trading revenue (net) 95
Regulation 47, 120, 138	Troubled debt restructures 20
Related party transactions 42	Value at risk 133
Variable interest entities 49

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2015

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.