Form 10-Q
period 2015-09-30
HSBC USA INC /MD/
filed 2015-11-02
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 30, 2015, there were 714 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest income:
Loans	$539	$483	$1,555	$1,418
Securities	234	182	657	583
Trading securities	75	63	261	176
Short-term investments	30	22	78	58
Other	15	9	44	31
Total interest income	893	759	2,595	2,266
Interest expense:
Deposits	77	37	177	108
Short-term borrowings	13	11	35	27
Long-term debt	184	165	524	487
Other	2	3	10	(91)
Total interest expense	276	216	746	531
Net interest income	617	543	1,849	1,735
Provision for credit losses	47	23	94	124
Net interest income after provision for credit losses	570	520	1,755	1,611
Other revenues:
Credit card fees	11	13	32	40
Trust and investment management fees	46	35	127	98
Other fees and commissions	188	186	560	541
Trading revenue (expense)	(34)	(9)	23	139
Net other-than-temporary impairment losses(1)	—	(4)	—	(11)
Other securities gains, net	11	27	69	42
Servicing and other fees from HSBC affiliates	53	53	162	151
Residential mortgage banking revenue	16	17	50	87
Gain on instruments designated at fair value and related derivatives	165	36	306	20
Other income	75	32	69	40
Total other revenues	531	386	1,398	1,147
Operating expenses:
Salaries and employee benefits	254	226	767	664
Support services from HSBC affiliates	361	388	1,098	1,127
Occupancy expense, net	57	59	172	168
Other expenses	114	261	376	601
Total operating expenses	786	934	2,413	2,560
Income (loss) before income tax	315	(28)	740	198
Income tax expense (benefit)	111	(29)	285	(86)
Net income	$204	$1	$455	$284

(1)
During the three and nine months ended September 30, 2015, there were no other-than-temporary impairment ("OTTI") losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. During the three and nine months ended September 30, 2014, OTTI losses on securities held-to-maturity totaling $4 million and $11 million, respectively, were recognized in other revenues. There were no OTTI losses in the non-credit component of such impaired securities recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$204	$1	$455	$284
Net change in unrealized gains (losses), net of tax:
Investment securities	5	(87)	(236)	218
Other-than-temporarily impaired debt securities held-to-maturity	—	6	—	9
Derivatives designated as cash flow hedges	(32)	(5)	(20)	(40)
Pension and post-retirement benefit plans	—	—	1	—
Total other comprehensive income (loss)	(27)	(86)	(255)	187
Comprehensive income (loss)	$177	$(85)	$200	$471

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in millions, except share data)
Assets(1)
Cash and due from banks	$914	$891
Interest bearing deposits with banks	22,300	30,807
Federal funds sold and securities purchased under agreements to resell	20,423	1,413
Trading assets	15,652	21,092
Securities available-for-sale	35,937	30,140
Securities held-to-maturity (fair value of $14.8 billion and $13.7 billion at September 30, 2015 and December 31, 2014, respectively)	14,479	13,469
Loans	84,942	77,741
Less – allowance for credit losses	678	680
Loans, net	84,264	77,061
Loans held for sale (includes $175 million and $384 million designated under fair value option at September 30, 2015 and December 31, 2014, respectively)	368	612
Properties and equipment, net	232	247
Intangible assets, net	172	206
Goodwill	1,612	1,612
Other assets	8,013	7,989
Total assets	$204,366	$185,539
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$33,956	$29,715
Interest bearing (includes $6.5 billion and $7.3 billion designated under fair value option at September 30, 2015 and December 31, 2014, respectively)	79,503	71,191
Foreign deposits:
Noninterest bearing	747	850
Interest bearing	17,244	14,362
Total deposits	131,450	116,118
Short-term borrowings (includes $2.1 billion designated under fair value option at September 30, 2015)	8,948	12,795
Long-term debt (includes $8.6 billion and $8.8 billion designated under fair value option at September 30, 2015 and December 31, 2014, respectively)	33,018	27,524
Total debt	173,416	156,437
Trading liabilities	6,336	8,164
Interest, taxes and other liabilities	3,794	3,971
Total liabilities	183,546	168,572
Shareholders' equity
Preferred stock	1,265	1,565
Common shareholders' equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 and 713 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	—	—
Additional paid-in capital	18,173	14,170
Retained earnings	1,638	1,233
Accumulated other comprehensive loss	(256)	(1)
Total common shareholders' equity	19,555	15,402
Total shareholders’ equity	20,820	16,967
Total liabilities and shareholders’ equity	$204,366	$185,539

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of September 30, 2015 and December 31, 2014 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 16, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	September 30, 2015	December 31, 2014
	(in millions)
Assets
Other assets	$338	$380
Total assets	$338	$380
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	69	75
Total liabilities	$161	$167

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30,	2015	2014
	(in millions)
Preferred stock
Balance at beginning of period	$1,565	$1,565
Preferred stock redemption	(300)	—
Balance at end of period	1,265	1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	14,170	14,106
Capital contribution from parent	4,000	—
Employee benefit plans	3	3
Balance at end of period	18,173	14,109
Retained earnings
Balance at beginning of period	1,233	952
Net income	455	284
Cash dividends declared on preferred stock	(50)	(55)
Balance at end of period	1,638	1,181
Accumulated other comprehensive income (loss)
Balance at beginning of period	(1)	(159)
Other comprehensive income (loss), net of tax	(255)	187
Balance at end of period	(256)	28
Total common shareholders' equity	19,555	15,318
Total shareholders’ equity	$20,820	$16,883

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$455	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122	87
Provision for credit losses	94	124
Other-than-temporary impairment related to securities held-to-maturity	—	11
Net realized gains on securities available-for-sale	(69)	(42)
Net change in other assets and liabilities	(463)	338
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,823)	(1,040)
Sales and collections of loans held for sale	1,974	1,004
Net change in trading assets and liabilities	3,612	5,097
Lower of amortized cost or fair value adjustments on loans held for sale	15	(2)
Loss (gain) on instruments designated at fair value and related derivatives	(306)	(20)
Net cash provided by operating activities	3,611	5,841
Cash flows from investing activities
Net change in interest bearing deposits with banks	8,507	(6,765)
Net change in federal funds sold and securities purchased under agreements to resell	(19,010)	1,023
Securities available-for-sale:
Purchases of securities available-for-sale	(17,435)	(11,775)
Proceeds from sales of securities available-for-sale	9,882	23,600
Proceeds from maturities of securities available-for-sale	1,596	3,037
Securities held-to-maturity:
Purchases of securities held-to-maturity	(2,890)	—
Proceeds from maturities of securities held-to-maturity	1,856	305
Change in loans:
Originations, net of collections	(7,229)	(6,707)
Loans sold to third parties	—	790
Net cash used for acquisitions of properties and equipment	(29)	(23)
Other, net	(384)	34
Net cash provided by (used in) investing activities	(25,136)	3,519
Cash flows from financing activities
Net change in deposits	15,358	(4,048)
Debt:
Net change in short-term borrowings	(3,851)	(7,271)
Issuance of long-term debt	15,775	4,984
Repayment of long-term debt	(9,387)	(2,921)
Preferred stock redemption	(300)	—
Capital contribution from parent	4,000	—
Other increases (decreases) in capital surplus	3	3
Dividends paid	(50)	(55)
Net cash provided by (used in) financing activities	21,548	(9,308)
Net change in cash and due from banks	23	52
Cash and due from banks at beginning of period	891	961
Cash and due from banks at end of period	$914	$1,013

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Accumulated Other Comprehensive Income (Loss)	39
2	Trading Assets and Liabilities	10	12	Pension and Other Postretirement Benefits	41
3	Securities	11	13	Related Party Transactions	42
4	Loans	17	14	Business Segments	45
5	Allowance for Credit Losses	27	15	Retained Earnings and Regulatory Capital Requirements	47
6	Loans Held for Sale	28	16	Variable Interest Entities	49
7	Intangible Assets	29	17	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	51
8	Goodwill	30	18	Fair Value Measurements	57
9	Derivative Financial Instruments	30	19	Litigation and Regulatory Matters	75
10	Fair Value Option	36	20	New Accounting Pronouncements	77

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Trading assets:
U.S. Treasury	$2,869	$2,675
U.S. Government agency issued or guaranteed	10	3
U.S. Government sponsored enterprises(1)	156	45
Obligations of U.S. states and political subdivisions	572	591
Asset backed securities	440	481
Corporate and foreign bonds	5,559	9,681
Other securities	18	22
Precious metals	1,893	1,992
Derivatives, net	4,135	5,602
Total trading assets	$15,652	$21,092
Trading liabilities:
Securities sold, not yet purchased	$717	$683
Payables for precious metals	—	22
Derivatives, net	5,619	7,459
Total trading liabilities	$6,336	$8,164

(1)
Consists of mortgage backed securities of $156 million and $45 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, the fair value of derivatives included in trading assets is net of $5,714 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2015 and December 31, 2014, the fair value of derivatives included in trading liabilities is net of $1,681 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 9, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$12,656	$190	$(177)	$12,669
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	677	3	(4)	676
Collateralized mortgage obligations	159	—	(1)	158
Direct agency obligations	4,145	159	(17)	4,287
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,785	67	(112)	12,740
Collateralized mortgage obligations	736	12	(1)	747
Obligations of U.S. states and political subdivisions	763	9	(4)	768
Asset backed securities collateralized by:
Commercial mortgages	22	—	—	22
Home equity	87	—	(8)	79
Other	111	—	(18)	93
Foreign debt securities(2)	3,551	5	(24)	3,532
Equity securities	164	3	(1)	166
Total available-for-sale securities	$35,856	$448	$(367)	$35,937
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$4,871	$146	$(5)	$5,012
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,404	33	(3)	3,434
Collateralized mortgage obligations	6,177	116	(1)	6,292
Obligations of U.S. states and political subdivisions	19	1	—	20
Asset-backed securities collateralized by residential mortgages	8	1	—	9
Total held-to-maturity securities	$14,479	$297	$(9)	$14,767

HSBC USA Inc.

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$11,793	$276	$(58)	$12,011
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	520	5	(1)	524
Collateralized mortgage obligations	35	—	—	35
Direct agency obligations	3,995	217	(6)	4,206
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,985	101	(27)	8,059
Collateralized mortgage obligations	329	3	(2)	330
Obligations of U.S. states and political subdivisions	661	10	(4)	667
Asset backed securities collateralized by:
Commercial mortgages	43	—	—	43
Home equity	97	—	(8)	89
Other	110	—	(16)	94
Foreign debt securities(2)	3,921	6	(12)	3,915
Equity securities	165	3	(1)	167
Total available-for-sale securities	$29,654	$621	$(135)	$30,140
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$4,868	$120	$(1)	$4,987
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,700	53	(1)	3,752
Collateralized mortgage obligations	4,867	54	(1)	4,920
Obligations of U.S. states and political subdivisions	23	1	—	24
Asset-backed securities collateralized by residential mortgages	11	1	—	12
Total held-to-maturity securities	$13,469	$229	$(3)	$13,695

(1)
Includes securities at amortized cost of $803 million and $521 million issued or guaranteed by FNMA at September 30, 2015 and December 31, 2014, respectively, and $33 million and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at September 30, 2015 and December 31, 2014, respectively.

(2)
At September 30, 2015 and December 31, 2014, foreign debt securities consisted of $559 million and $689 million, respectively, of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $3,289 million and $3,185 million issued or guaranteed by FNMA at September 30, 2015 and December 31, 2014, respectively, and $1,582 million and $1,683 million issued and guaranteed by FHLMC at September 30, 2015 and December 31, 2014, respectively.

Net unrealized gains decreased within the available-for-sale portfolio in the nine months ended September 30, 2015 due primarily to rising yields on longer-term U.S. Treasury and U.S. government agency mortgage-backed securities coupled with increased investments in these securities as well as sales of U.S. Treasury securities that were in a net unrealized gain position at December 31, 2014.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of September 30, 2015 and December 31, 2014 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	33	$(162)	$5,187	4	$(15)	$358
U.S. Government sponsored enterprises	149	(19)	1,137	18	(3)	192
U.S. Government agency issued or guaranteed	41	(106)	8,061	3	(7)	106
Obligations of U.S. states and political subdivisions	17	(2)	173	17	(2)	156
Asset backed securities	—	—	—	9	(26)	185
Foreign debt securities	7	(24)	2,412	1	—	192
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	248	$(314)	$17,128	52	$(53)	$1,189
Securities held-to-maturity:
U.S. Government sponsored enterprises	138	$(5)	$564	47	$—	$—
U.S. Government agency issued or guaranteed	93	(4)	1,051	676	—	4
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	231	$(9)	$1,615	726	$—	$5

	One Year or Less			Greater Than One Year
December 31, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(47)	$3,459	4	$(11)	$1,546
U.S. Government sponsored enterprises	2	(1)	128	24	(6)	391
U.S. Government agency issued or guaranteed	30	(20)	2,046	10	(9)	213
Obligations of U.S. states and political subdivisions	34	(2)	146	23	(2)	194
Asset backed securities	1	—	3	9	(24)	199
Foreign debt securities	5	(9)	1,805	3	(3)	898
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	79	$(80)	$7,745	73	$(55)	$3,441
Securities held-to-maturity:
U.S. Government sponsored enterprises	144	$(1)	$394	47	$—	$—
U.S. Government agency issued or guaranteed	103	(2)	985	800	—	2
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	247	$(3)	$1,379	850	$—	$3
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our

HSBC USA Inc.

accounting policies, discussed further below. At September 30, 2015 and December 31, 2014, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit existed, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. For a complete description of the factors considered when analyzing debt securities for impairments, see Note 5, "Securities," in our 2014 Form 10-K. There have been no material changes in our process for assessing impairment during 2015.
During the three and nine months ended September 30, 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
During the three and nine months ended September 30, 2014, none of our debt securities were determined to have initial other-than-temporary impairment while two held-to-maturity asset-backed debt securities, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component. The additional credit loss associated with the impaired debt securities, which reflects the excess of amortized cost over the present value of expected future cash flows, was $4 million and $11 million during the three and nine months ended September 30, 2014, respectively, and was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income.
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
Certain asset-backed securities in the available-for-sale portfolio have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered a single unit of account for fair value measurement and impairment assessment purposes. In evaluating the degree of reliance to be placed on the financial guarantee of a monoline insurer when estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. Based on the information available, including any actions undertaken by the regulatory agencies over the monoline insurers and their published financial results, we perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also includes a review of market-based credit default spreads, when available, to assess the appropriateness of our assessment of the monoline insurer’s creditworthiness. A credit downgrade to non-investment grade is key but not the only factor in determining the monoline insurer’s ability to fulfill its contractual obligation under the financial guarantee. Although a monoline may have been downgraded by the credit rating agencies or ordered to commute its operations by the insurance commissioners, it may retain the ability and the obligation to continue to pay claims in the near term.

HSBC USA Inc.

At September 30, 2015, we held 13 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $173 million of the total aggregate fair value of asset-backed securities of $194 million at September 30, 2015. The gross unrealized losses on these monoline wrapped securities were $26 million at September 30, 2015. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of September 30, 2015 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $79 million.
At December 31, 2014, we held 15 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $183 million of the total aggregate fair value of asset-backed securities of $226 million at December 31, 2014. The gross unrealized losses on these monoline wrapped securities were $23 million at December 31, 2014. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2014 and, therefore, we only considered the financial guarantee of monoline insurers on securities with a fair value of $89 million for purposes of evaluating other-than-temporary impairment.
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$13	$45	$86	$113
Gross realized losses	(2)	(18)	(17)	(71)
Net realized gains	$11	$27	$69	$42

HSBC USA Inc.

Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2015 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2015, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2015. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,321.83%		$4,540	1.14%	$3,539	2.27%	$3,256	3.01%
U.S. Government sponsored enterprises	—	—	2,753	2.98	1,201	2.42	1,027	2.96
U.S. Government agency issued or guaranteed	—	—	6	4.20	35	3.88	13,480	2.62
Obligations of U.S. states and political subdivisions	—	—	72	4.21	249	2.62	442	3.36
Asset backed securities	—	—	—	—	—	—	220	3.26
Foreign debt securities	378	1.78	3,173	1.33	—	—	—	—
Total amortized cost	$1,699	1.04%	$10,544	1.70%	$5,024	2.34%	$18,425	2.73%
Total fair value	$1,704		$10,663		$5,117		$18,287
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$92	1.40%	$618	2.62%	$4,161	2.95%
U.S. Government agency issued or guaranteed	—	—	1	7.75	43	3.02	9,537	2.38
Obligations of U.S. states and political subdivisions	2	4.04	7	4.09	5	3.41	5	5.32
Asset backed securities	—	—	—	—	—	—	8	6.50
Total amortized cost	$2	4.04%	$100	1.67%	$666	2.66%	$13,711	2.55%
Total fair value	$2		$102		$685		$13,978

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $323 million and $632 million, respectively, were included in other assets at September 30, 2015. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $108 million and $483 million, respectively, were included in other assets at December 31, 2014.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Commercial loans:
Construction and other real estate	$12,096	$10,300
Business and corporate banking	19,514	17,819
Global banking(1)	29,808	26,387
Other commercial	3,334	3,581
Total commercial	64,752	58,087
Consumer loans:
Residential mortgages	17,460	16,661
Home equity mortgages	1,639	1,784
Credit cards	682	720
Other consumer	409	489
Total consumer	20,190	19,654
Total loans	$84,942	$77,741

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,447 million and $4,821 million at September 30, 2015 and December 31, 2014, respectively. See Note 13, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $61 million and $34 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, we had a net unamortized premium on our loans of $13 million and $10 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at September 30, 2015 and December 31, 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At September 30, 2015	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$15	$5	$20	$12,076	$12,096
Business and corporate banking	10	24	34	19,480	19,514
Global banking	—	—	—	29,808	29,808
Other commercial	3	6	9	3,325	3,334
Total commercial	28	35	63	64,689	64,752
Consumer loans:
Residential mortgages	373	800	1,173	16,287	17,460
Home equity mortgages	14	49	63	1,576	1,639
Credit cards	10	9	19	663	682
Other consumer	7	8	15	394	409
Total consumer	404	866	1,270	18,920	20,190
Total loans	$432	$901	$1,333	$83,609	$84,942

	Past Due		Total Past Due 30 Days or More
At December 31, 2014	30 - 89 days	90+ days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$25	$22	$47	$10,253	$10,300
Business and corporate banking	32	9	41	17,778	17,819
Global banking	—	—	—	26,387	26,387
Other commercial	15	6	21	3,560	3,581
Total commercial	72	37	109	57,978	58,087
Consumer loans:
Residential mortgages	390	931	1,321	15,340	16,661
Home equity mortgages	21	56	77	1,707	1,784
Credit cards	11	10	21	699	720
Other consumer	9	9	18	471	489
Total consumer	431	1,006	1,437	18,217	19,654
Total loans	$503	$1,043	$1,546	$76,195	$77,741

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$49	$65
Business and corporate banking	74	74
Global banking	21	—
Commercial nonaccrual loans held for sale	58	43
Total commercial	202	182
Consumer:
Residential mortgages(1)(2)(3)	790	847
Home equity mortgages(1)(2)	67	68
Consumer nonaccrual loans held for sale	3	4
Total consumer	860	919
Total nonaccruing loans	1,062	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	10
Other consumer	10	10
Total consumer	19	20
Total accruing loans contractually past due 90 days or more	20	21
Total nonperforming loans	$1,082	$1,122

(1)
At September 30, 2015 and December 31, 2014, nonaccrual consumer mortgage loans include $740 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$21	$23	$65	$77
Interest income that was recorded on nonaccrual loans and included in interest income during the period	5	6	17	20

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest . A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and nine months ended September 30, 2015 and 2014 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and nine months ended September 30, 2015 and 2014 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$4	$—
Business and corporate banking	87	5	137	16
Global banking	—	—	13	—
Other commercial	—	—	—	10
Total commercial	87	5	154	26
Consumer loans:
Residential mortgages	47	38	117	117
Home equity mortgages	1	1	2	3
Credit cards	1	1	3	4
Total consumer	49	40	122	124
Total	$136	$45	$276	$150
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2015 was 1.62 percent and 1.76 percent, respectively, compared with 1.64 percent and 1.55 percent during the three and nine months ended September 30, 2014, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	September 30, 2015		December 31, 2014
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$104	$115	$186	$201
Business and corporate banking	145	160	24	51
Global banking	21	22	—	—
Total commercial	270	297	210	252
Consumer loans:
Residential mortgages(3)	1,055	1,226	972	1,139
Home equity mortgages(3)	22	49	20	44
Credit cards	5	5	6	6
Total consumer	1,082	1,280	998	1,189
Total TDR Loans(4)	$1,352	$1,577	$1,208	$1,441
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$—		$4
Business and corporate banking	3		5
Global banking	—		—
Total commercial	3		9
Consumer loans:
Residential mortgages	38		43
Home equity mortgages	1		2
Credit cards	1		2
Total consumer	40		47
Total allowance for credit losses for TDR Loans	$43		$56

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $62 million and $85 million at September 30, 2015 and December 31, 2014, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)
At September 30, 2015 and December 31, 2014, the carrying value reflected above includes $858 million and $763 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	At September 30, 2015 and December 31, 2014, the carrying value reflected above includes $520 million and $485 million, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$112	$202	$147	$233
Business and corporate banking	106	29	70	24
Global banking	17	—	12	13
Other commercial	—	—	—	9
Total commercial	235	231	229	279
Consumer loans:
Residential mortgages	1,037	949	1,004	935
Home equity mortgages	22	19	20	19
Credit cards	6	8	6	8
Total consumer	1,065	976	1,030	962
Total average balance of TDR Loans	$1,300	$1,207	$1,259	$1,241
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$1	$2	$3	$9
Business and corporate banking	1	—	2	—
Total commercial	2	2	5	9
Consumer loans:
Residential mortgages	9	9	27	26
Home equity mortgages	—	—	1	1
Total consumer	9	9	28	27
Total interest income recognized on TDR Loans	$11	$11	$33	$36
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$2	$12
Business and corporate banking	7	—	10	—
Total commercial	7	—	12	12
Consumer loans:
Residential mortgages	6	10	23	27
Home equity mortgages	1	—	1	—
Total consumer	7	10	24	27
Total	$14	$10	$36	$39

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At September 30, 2015
Construction and other real estate	$2	$114	$116	$1	$136
Business and corporate banking	59	130	189	14	226
Global banking	—	21	21	—	22
Other commercial	—	6	6	—	6
Total commercial	$61	$271	$332	$15	$390
At December 31, 2014
Construction and other real estate	$18	$179	$197	$5	$224
Business and corporate banking	72	18	90	24	122
Global banking	—	—	—	—	—
Other commercial	2	6	8	1	8
Total commercial	$92	$203	$295	$30	$354

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $270 million and $210 million at September 30, 2015 and December 31, 2014, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$124	$208	$161	$252
Business and corporate banking	139	40	116	37
Global banking	17	—	12	16
Other commercial	7	10	7	21
Total average balance of impaired commercial loans	$287	$258	$296	$326
Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$2	$3	$9
Business and corporate banking	2	—	3	—
Total interest income recognized on impaired commercial loans	$3	$2	$6	$9

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

The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2015
Construction and other real estate	$119	$193	$—	$312
Business and corporate banking	1,031	578	16	1,625
Global banking	2,424	634	—	3,058
Other commercial	2	6	—	8
Total commercial	$3,576	$1,411	$16	$5,003
At December 31, 2014
Construction and other real estate	$310	$230	$7	$547
Business and corporate banking	1,001	238	22	1,261
Global banking	1,770	202	—	1,972
Other commercial	1	6	—	7
Total commercial	$3,082	$676	$29	$3,787
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2015
Construction and other real estate	$12,047	$49	$—	$12,096
Business and corporate banking	19,439	74	1	19,514
Global banking	29,787	21	—	29,808
Other commercial	3,334	—	—	3,334
Total commercial	$64,607	$144	$1	$64,752
At December 31, 2014
Construction and other real estate	$10,235	$65	$—	$10,300
Business and corporate banking	17,744	74	1	17,819
Global banking	26,387	—	—	26,387
Other commercial	3,581	—	—	3,581
Total commercial	$57,947	$139	$1	$58,087

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2015
Construction and other real estate	$9,674	$2,422	$12,096
Business and corporate banking	10,896	8,618	19,514
Global banking	23,632	6,176	29,808
Other commercial	1,851	1,483	3,334
Total commercial	$46,053	$18,699	$64,752
At December 31, 2014
Construction and other real estate	$7,820	$2,480	$10,300
Business and corporate banking	8,835	8,984	17,819
Global banking	23,400	2,987	26,387
Other commercial	1,873	1,708	3,581
Total commercial	$41,928	$16,159	$58,087

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	September 30, 2015		December 31, 2014
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$868	4.97%	$1,013	6.07%
Home equity mortgages(1)(2)	54	3.29	62	3.48
Credit cards	13	1.91	14	1.94
Other consumer	13	2.64	14	2.52
Total consumer	$948	4.67%	$1,103	5.59%

(1)
At September 30, 2015 and December 31, 2014, consumer mortgage loan delinquency includes $794 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)	At September 30, 2015 and December 31, 2014, consumer mortgage loans include $598 million and $658 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming   The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2015
Residential mortgages	$16,670	$790	$—	$17,460
Home equity mortgages	1,572	67	—	1,639
Credit cards	673	—	9	682
Other consumer	399	—	10	409
Total consumer	$19,314	$857	$19	$20,190
At December 31, 2014
Residential mortgages	$15,814	$847	$—	$16,661
Home equity mortgages	1,716	68	—	1,784
Credit cards	710	—	10	720
Other consumer	479	—	10	489
Total consumer	$18,719	$915	$20	$19,654
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At September 30, 2015 and December 31, 2014, our loan portfolio included interest-only residential mortgage loans totaling $3,640 million and $3,531 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and nine months ended September 30, 2015 and 2014:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2015
Allowance for credit losses – beginning of period	$89	$260	$130	$18	$83	$27	$33	$8	$648
Provision charged (credited) to income	(3)	32	16	(1)	(3)	(2)	7	1	47
Charge offs	—	(11)	—	—	(3)	(1)	(8)	(1)	(24)
Recoveries	1	2	—	—	2	1	1	—	7
Net (charge offs) recoveries	1	(9)	—	—	(1)	—	(7)	(1)	(17)
Allowance for credit losses – end of period	$87	$283	$146	$17	$79	$25	$33	$8	$678

Three Months Ended September 30, 2014
Allowance for credit losses – beginning of period	$94	$180	$96	$13	$149	$42	$39	$11	$624
Provision charged (credited) to income	(9)	36	—	1	(11)	(5)	9	2	23
Charge offs	—	(5)	—	—	(9)	(3)	(10)	(2)	(29)
Recoveries	1	2	—	3	3	2	2	—	13
Net (charge offs) recoveries	1	(3)	—	3	(6)	(1)	(8)	(2)	(16)
Allowance for credit losses – end of period	$86	$213	$96	$17	$132	$36	$40	$11	$631

Nine Months Ended September 30, 2015
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	(4)	54	39	(3)	(9)	(4)	14	7	$94
Charge offs	(2)	(55)	—	(1)	(27)	(6)	(24)	(11)	(126)
Recoveries	4	9	—	—	8	3	4	2	30
Net (charge offs) recoveries	2	(46)	—	(1)	(19)	(3)	(20)	(9)	(96)
Allowance for credit losses – end of period	$87	$283	$146	$17	$79	$25	$33	$8	$678
Ending balance: collectively evaluated for impairment	$86	$269	$146	$17	$41	$24	$32	$8	$623
Ending balance: individually evaluated for impairment	1	14	—	—	38	1	1	—	55
Total allowance for credit losses	$87	$283	$146	$17	$79	$25	$33	$8	$678

Loans:
Collectively evaluated for impairment(1)	$11,980	$19,325	$29,787	$3,328	$15,801	$1,561	$677	$409	$82,868
Individually evaluated for impairment(2)	116	189	21	6	214	5	5	—	556
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,445	73	—	—	1,518
Total loans	$12,096	$19,514	$29,808	$3,334	$17,460	$1,639	$682	$409	$84,942

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	(1)	111	36	(12)	(20)	(11)	18	3	124
Charge offs	(24)	(16)	(8)	—	(45)	(11)	(33)	(7)	(144)
Recoveries	3	6	—	9	11	9	5	2	45
Net (charge offs) recoveries	(21)	(10)	(8)	9	(34)	(2)	(28)	(5)	(99)
Allowance for credit losses – end of period	$86	$213	$96	$17	$132	$36	$40	$11	$631
Ending balance: collectively evaluated for impairment	$84	$206	$96	$16	$81	$34	$38	$11	$566
Ending balance: individually evaluated for impairment	2	7	—	1	51	2	2	—	65
Total allowance for credit losses	$86	$213	$96	$17	$132	$36	$40	$11	$631

Loans:
Collectively evaluated for impairment(1)	$9,459	$17,318	$24,001	$3,035	$14,662	$1,753	$679	$465	$71,372
Individually evaluated for impairment(2)	202	37	—	10	224	5	7	—	485
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,516	66	—	—	1,582
Total loans	$9,661	$17,355	$24,001	$3,045	$16,402	$1,824	$686	$465	$73,439

(1)
Global Banking includes loans to HSBC affiliates totaling $5,447 million and $4,821 million at September 30, 2015 and December 31, 2014, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $858 million and $741 million at September 30, 2015 and 2014, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Commercial loans	$269	$528
Consumer loans:
Residential mortgages	16	18
Other consumer	83	66
Total consumer	99	84
Total loans held for sale	$368	$612
We originate commercial loans in connection with our participation in a number of syndicated credit facilities with the intent of selling the loans to unaffiliated third parties. We also purchase commercial loans from the secondary market and hold the loans as hedges against our exposure to certain total return swaps. The commercial loans under these programs are classified as commercial loans held for sale and we have elected to designate these loans under the fair value option. The fair value of these commercial loans held for sale was $175 million and $384 million at September 30, 2015 and December 31, 2014, respectively. See Note 10, "Fair Value Option," for additional information.
Commercial loans held for sale also included $27 million and $44 million of global banking loans at September 30, 2015 and December 31, 2014, respectively, as well as commercial real estate loans totaling $67 million and $100 million at September 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

We sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $3 million and $4 million at September 30, 2015 and December 31, 2014, respectively which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
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
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $14 million and $15 million at September 30, 2015 and December 31, 2014, respectively. The valuation allowance on commercial loans held for sale was $21 million and $5 million at September 30, 2015 and December 31, 2014, respectively.

7. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Mortgage servicing rights	$130	$159
Purchased credit card relationships	42	47
Total intangible assets	$172	$206
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
The following table summarizes the critical assumptions used to calculate the fair value of MSRs:

	September 30, 2015	December 31, 2014
Annualized constant prepayment rate ("CPR")	16.5%	15.9%
Constant discount rate	13.5%	14.1%
Weighted average life (in years)	4.0	4.1

HSBC USA Inc.

The following table summarizes MSRs activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Fair value of MSRs:
Beginning balance	$158	$186	$159	$227
Changes in fair value due to changes in valuation model inputs or assumptions	(21)	2	(13)	(22)
Reductions related to customer payments	(7)	(6)	(16)	(23)
Ending balance	$130	$182	$130	$182
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $20,266 million and $23,101 million at September 30, 2015 and December 31, 2014, respectively.
Servicing fees collected are included in residential mortgage banking revenue and totaled $13 million and $43 million during the three and nine months ended September 30, 2015, respectively, compared with $17 million and $52 million during the three and nine months ended September 30, 2014, respectively.
During 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $38,786 million and $40,889 million at September 30, 2015 and December 31, 2014, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
Purchased credit card relationships  In 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One Financial Corporation at a fair value of $108 million. Approximately $43 million of this value was associated with the credit card receivables sold to First Niagara Bank, National Association and was written off at the time of sale. The remaining $65 million was included in intangible assets and is being amortized over the estimated useful life of the credit card relationships which is ten years.

8. Goodwill

Goodwill was $1,612 million at both September 30, 2015 and December 31, 2014. Included in goodwill for these periods were accumulated impairment losses of $670 million.
During the third quarter of 2015, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts, with the book value of each reporting unit, including allocated goodwill, being 72 percent or less of fair value.

9. Derivative Financial Instruments

In the normal course of business, the derivative instruments entered into are for trading, market making and risk management purposes. For financial reporting purposes, derivative instruments are designated in one of the following categories: (a) financial instruments held for trading, (b) hedging instruments designated as qualifying hedges under derivative and hedge accounting principles or (c) non-qualifying economic hedges. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All derivatives are stated at fair value. Where we enter into enforceable master netting agreements with counterparties, the master netting agreements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting as well as collateral, and therefore are not representative of our exposure. The table below presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet, as well as cash and securities collateral posted and received under enforceable master netting agreements that do not meet the criteria for netting. Derivative assets and liabilities which are not subject to an enforceable master netting agreement, or are subject to a netting agreement where an appropriate legal opinion to determine such agreements are enforceable has not been either sought or obtained, have not been netted in the table below. Where we have received or posted collateral under netting agreements where an appropriate

HSBC USA Inc.

legal opinion to determine such agreements are enforceable has not been either sought or obtained, the related collateral also has not been netted in the table below.

	September 30, 2015		December 31, 2014
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$33	$353	$1	$206
Bilateral OTC(2)	2	287	4	268
Interest rate contracts	35	640	5	474

Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	100	—	45	—

OTC-cleared(2)	6	9	8	6
Bilateral OTC(2)	1	160	—	161
Interest rate contracts	7	169	8	167

Total derivatives accounted for as hedges	142	809	58	641

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	52	66	46	43
OTC-cleared(2)	24,067	23,155	16,862	17,557
Bilateral OTC(2)	23,276	24,136	28,370	28,398
Interest rate contracts	47,395	47,357	45,278	45,998

Exchange-traded(2)	—	38	—	13
Bilateral OTC(2)	25,621	23,594	22,219	20,826
Foreign exchange contracts	25,621	23,632	22,219	20,839

Equity contracts - bilateral OTC(2)	1,549	1,547	1,635	1,632

Exchange-traded(2)	31	39	59	18
Bilateral OTC(2)	985	477	1,013	591
Precious metals contracts	1,016	516	1,072	609

OTC-cleared(2)	926	1,194	604	730
Bilateral OTC(2)	3,696	3,408	3,518	3,288
Credit contracts	4,622	4,602	4,122	4,018

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	816	101	768	88

Foreign exchange contracts - bilateral OTC(2)	—	102	—	44

Equity contracts - bilateral OTC(2)	337	553	757	167

Precious metals contracts - bilateral OTC(2)	—	2	—	5

Credit contracts - bilateral OTC(2)	149	7	73	9

Total derivatives	81,647	79,228	75,982	74,050

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	70,354	70,354	63,913	63,913
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	5,714	1,681	4,811	1,724
Net amounts of derivative assets / liabilities presented in the balance sheet	5,579	7,193	7,258	8,413

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,008	3,043	1,837	4,398
Net amounts of derivative assets / liabilities	$4,571	$4,150	$5,421	$4,015

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

(3)	Trading related derivative assets/liabilities are recorded in trading assets/trading liabilities on the consolidated balance sheet.

(4)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(5)	Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.

(6)
Netting is performed at a counterparty level in cases where enforceable master netting agreements are in place, regardless of the type of derivative instrument. Therefore, we have not attempted to allocate netting to the different types of derivative instruments shown in the table above.

See Note 17, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $25 million and $13 million during the three and nine months ended September 30, 2015, respectively, compared with increases of $0 million and less than $1 million during the three and nine months ended September 30, 2014. We amortized $2 million and $5 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during the three and nine months ended September 30, 2015, respectively, compared with $1 million and $6 million during the three and nine months ended September 30, 2014. The total accumulated unamortized basis adjustments amounted to increases in the carrying amount of our debt of $29 million and $21 million as of September 30, 2015 and December 31, 2014, respectively.
Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $412 million and $234 million during the three and nine months ended September 30, 2015, respectively, compared with a decrease of $21 million and an increase of $317 million during the three and nine months ended September 30, 2014. The total accumulated unamortized basis adjustments for active fair value hedges of AFS securities amounted to increases in the carrying amount of the securities of $628 million and $458 million as of September 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Three Months Ended September 30, 2015
Interest rate contracts/AFS Securities	$(51)	$(434)	$92	$414	$(20)
Interest rate contracts/subordinated debt	7	27	(22)	(25)	2
Total	$(44)	$(407)	$70	$389	$(18)

Three Months Ended September 30, 2014
Interest rate contracts/AFS Securities	$(61)	$10	$90	$(10)	$—
Interest rate contracts/subordinated debt	2	—	—	—	—
Total	$(59)	$10	$90	$(10)	$—

Nine Months Ended September 30, 2015
Interest rate contracts/AFS Securities	$(154)	$(229)	$273	$217	$(12)
Interest rate contracts/subordinated debt	16	15	(55)	(13)	2
Total	$(138)	$(214)	$218	$204	$(10)

Nine Months Ended September 30, 2014
Interest rate contracts/AFS Securities	$(188)	$(396)	$289	$391	$(5)
Interest rate contracts/subordinated debt	7	(1)	(16)	1	—
Total	$(181)	$(397)	$273	$392	$(5)
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
As of September 30, 2015 and December 31, 2014, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2015, respectively, $3 million and $8 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $2 million and $4 million during the three and nine months ended September 30, 2014. During the next twelve months, we expect to amortize $19 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$(2)	$1	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(51)	(11)	Interest income (expense)	(3)	(2)	Other income	—	—
Total	$(53)	$(10)		$(3)	$(2)		$—	$—

Nine Months Ended September 30,
Foreign exchange contracts	$(1)	$2	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(36)	(72)	Interest income (expense)	(8)	(4)	Other income	—	—
Total	$(37)	$(70)		$(8)	$(4)		$—	$—
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments, including buy- and sell-protection credit derivatives, for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy-protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue or residential mortgage banking revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Trading revenue	$260	$215	$801	$183
Interest rate contracts	Residential mortgage banking revenue	28	(2)	34	33
Foreign exchange contracts	Trading revenue	(372)	(182)	(521)	(99)
Equity contracts	Trading revenue	(3)	—	—	—
Precious metals contracts	Trading revenue	25	36	44	54
Credit contracts	Trading revenue	(23)	(76)	(40)	(191)
Total		$(85)	$(9)	$318	$(20)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$164	$42	$131	$269
Interest rate contracts	Residential mortgage banking revenue	(1)	—	—	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(18)	5	(13)	18
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(533)	(67)	(401)	272
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	(1)	(12)	—	12
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	(1)	(3)	—
Credit contracts	Other income	92	3	69	(8)
Total		$(297)	$(30)	$(217)	$563
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of September 30, 2015 was $6,961 million, for which we had posted collateral of $5,866 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2014 was $7,006 million, for which we had posted collateral of $6,136 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 17, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	Single-notch downgrade	Two-notch downgrade
Moody’s	Aa3	A1
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$95

	Single-notch downgrade	Two-notch downgrade
Standard & Poor's ("S&P")	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$95	$142

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2015	December 31, 2014
	(in millions)
Interest rate:
Futures and forwards	$156,332	$87,406
Swaps	2,722,290	3,096,382
Options written	84,752	70,903
Options purchased	92,306	83,524
	3,055,680	3,338,215
Foreign exchange:
Swaps, futures and forwards	931,756	866,835
Options written	96,815	117,088
Options purchased	93,521	118,350
Spot	69,689	58,700
	1,191,781	1,160,973
Commodities, equities and precious metals:
Swaps, futures and forwards	39,102	48,263
Options written	16,223	18,015
Options purchased	29,812	23,452
	85,137	89,730
Credit derivatives	209,944	240,737
Total	$4,542,542	$4,829,655

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

HSBC USA Inc.

Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of September 30, 2015, there was a fair value option loan in nonaccrual status, which had a fair value of $19 million and an unpaid principal balance of $22 million, and there were no fair value option loans 90 days or more past due. As of December 31, 2014, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Repurchase Agreements We elected to apply FVO accounting to certain securities sold under repurchase agreements which are trading in nature. The election allows us to account for these repurchase agreements at fair value which is consistent with the manner in which the instruments are managed. The fair value of the repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and maturities. Interest on these repurchase agreements is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to repurchase agreements designated at fair value are summarized in the table below.
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
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance
	(in millions)
At September 30, 2015
Commercial loans held for sale	$175	$181
Fixed rate long-term debt	2,014	1,750
Repurchase agreements	2,064	2,060
Hybrid instruments:
Structured deposits	6,485	6,486
Structured notes	6,620	7,046
At December 31, 2014
Commercial loans held for sale	$384	$390
Fixed rate long-term debt	2,179	1,750
Hybrid instruments:
Structured deposits	7,346	7,176
Structured notes	6,612	6,275

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

	Loans	Long-Term Debt	Hybrid Instruments and Repurchase Agreements	Total
	(in millions)
Three Months Ended September 30, 2015
Interest rate and other components(1)	$—	$(100)	$497	$397
Credit risk component(2)(3)	(1)	96	61	156
Total mark-to-market on financial instruments designated at fair value	(1)	(4)	558	553
Mark-to-market on the related derivatives	—	98	(503)	(405)
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$111	$55	$165

Three Months Ended September 30, 2014
Interest rate and other components(1)	$1	$(24)	$70	$47
Credit risk component(2)(3)	—	7	15	22
Total mark-to-market on financial instruments designated at fair value	1	(17)	85	69
Mark-to-market on the related derivatives	—	14	(64)	(50)
Net realized gain on the related long-term debt derivatives	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$1	$14	$21	$36

Nine Months Ended September 30, 2015
Interest rate and other components(1)	$—	$(50)	$419	$369
Credit risk component(2)(3)	(9)	214	18	223
Total mark-to-market on financial instruments designated at fair value	(9)	164	437	592
Mark-to-market on the related derivatives	—	41	(378)	(337)
Net realized gain on the related long-term debt derivatives	—	51	—	51
Gain (loss) on instruments designated at fair value and related derivatives	$(9)	$256	$59	$306

Nine Months Ended September 30, 2014
Interest rate and other components(1)	$1	$(167)	$(413)	$(579)
Credit risk component(2)(3)	—	(20)	48	28
Total mark-to-market on financial instruments designated at fair value	1	(187)	(365)	(551)
Mark-to-market on the related derivatives	—	134	386	520
Net realized gain on the related long-term debt derivatives	—	51	—	51
Gain (loss) on instruments designated at fair value and related derivatives	$1	$(2)	$21	$20

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)
During the three and nine months ended September 30, 2015, the gains in the credit risk component for long-term debt were attributable to the widening of our own credit spreads. During the three months ended September 30, 2014, the gain in the credit risk component for long-term debt was attributable to the

HSBC USA Inc.

widening of our own credit spreads while the loss during the nine months ended September 30, 2014 was attributable to the tightening of our own credit spreads.

(3)
During the three and nine months ended September 30, 2015, the gains in the credit risk component for hybrid instruments and repurchase agreements were attributable primarily to the widening of credit spreads on structured deposits and, in the three month period, the widening of our own credit spreads related to structured notes. These gains were partially offset in the year-to-date period by a loss due to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. During the three and nine months ended September 30, 2014, the gains in the credit risk component for hybrid instruments and repurchase agreements were attributable primarily to the widening of credit spreads on structured deposits and structured notes.

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended September 30,	2015	2014
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(83)	$287
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $2 million and $(44) million, respectively	7	(71)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(4) million and $(10) million, respectively(1)	(7)	(17)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $3 million and less than $1 million, respectively(2)	5	1
Total other comprehensive income (loss) for period	5	(87)
Balance at end of period	(78)	200
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	(57)
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $4 million(3)	—	6
Total other comprehensive income for period	—	6
Balance at end of period	—	(51)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(144)	(118)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $(19) million and $(4) million, respectively	(34)	(6)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and less than $1 million, respectively(4)	2	1
Total other comprehensive income (loss) for period	(32)	(5)
Balance at end of period	(176)	(123)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(2)	2
Total accumulated other comprehensive income (loss) at end of period	$(256)	$28

HSBC USA Inc.

Nine Months Ended September 30,	2015	2014
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$158	$(18)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(126) million and $157 million, respectively	(210)	243
Reclassification adjustment for gains realized in net income, net of tax of $(26) million and $(16) million, respectively(1)	(43)	(26)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $10 million and less than $1 million, respectively(2)	17	1
Total other comprehensive income (loss) for period	(236)	218
Balance at end of period	(78)	200
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	(60)
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $7 million(3)	—	9
Total other comprehensive income for period	—	9
Balance at end of period	—	(51)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(156)	(83)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(12) million and $(28) million, respectively	(25)	(42)
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $2 million, respectively(4)	5	2
Total other comprehensive income (loss) for period	(20)	(40)
Balance at end of period	(176)	(123)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	2
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million	1	—
Total other comprehensive income for period	1	—
Balance at and end of period	(2)	2
Total accumulated other comprehensive income (loss) at end of period	$(256)	$28

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Service cost – benefits earned during the period	$2	$1	$5	$3
Interest cost on projected benefit obligation	18	17	51	53
Expected return on plan assets	(22)	(22)	(68)	(64)
Amortization of net actuarial loss	10	8	29	27
Pension expense	$8	$4	$17	$19
During the first quarter of 2015, HSBC North America made an additional contribution of $46 million to the Plan.
Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1	$2	$2
Amortization of net actuarial gain	—	—	—	(1)
Net periodic postretirement benefit cost	$1	$1	$2	$1

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

	September 30, 2015	December 31, 2014
	(in millions)
Assets:
Cash and due from banks	$250	$140
Interest bearing deposits with banks	362	928
Securities purchased under agreements to resell(1)	5,500	—
Trading assets(2)	21,274	20,194
Loans	5,447	4,821
Other(3)	517	983
Total assets	$33,350	$27,066
Liabilities:
Deposits	$21,898	$16,596
Trading liabilities(2)	20,691	21,130
Short-term borrowings	1,811	847
Long-term debt	1,825	3,981
Other(3)	846	459
Total liabilities	$47,071	$43,013

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Income/(Expense):
Interest income	$28	$14	$86	$43
Interest expense	(19)	(19)	(41)	(56)
Net interest income (expense)	9	(5)	45	(13)
Trading revenue (expense)	72	(546)	441	159
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	23	12	60	38
HSBC Finance Corporation	11	22	40	63
HSBC Markets (USA) Inc. ("HMUS")	6	8	19	15
Other HSBC affiliates	13	11	43	35
Total servicing and other fees from HSBC affiliates	53	53	162	151
Gain (loss) on instruments designed at fair value and related derivatives	(535)	(80)	(405)	284
Support services from HSBC affiliates:
HMUS	(66)	(56)	(199)	(167)
HSBC Technology & Services (USA) ("HTSU")	(250)	(274)	(754)	(798)
Other HSBC affiliates	(45)	(58)	(145)	(162)
Total support services from HSBC affiliates	(361)	(388)	(1,098)	(1,127)
Stock based compensation expense with HSBC(1)	(12)	(18)	(40)	(36)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2014, long-term debt with affiliates reflected $4.0 billion in floating rate senior debt with HSBC North America. During the first quarter of 2015, we repaid this debt in full. At September 30, 2015, long-term debt with affiliates reflected $1.0 billion in floating rate senior debt and $0.9 billion in floating rate subordinated debt with HSBC North America. These borrowings were issued during the second quarter of 2015 and mature in December 2016 and May 2025, respectively. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
We have a $150 million uncommitted line of credit with HSBC North America Inc. ("HNAI") although there was no outstanding balance at either September 30, 2015 or December 31, 2014.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2015 and December 31, 2014, we have the following loan balances outstanding with HSBC affiliates:

	September 30, 2015	December 31, 2014
	(in millions)
HSBC Finance Corporation	$3,014	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	506	563
HSBC Bank Brasil S.A.	1,102	1,108
HSBC Mexico S.A.	725	75
Other short-term affiliate lending	100	61
Total loans	$5,447	$4,821

HSBC USA Inc.

HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of up to 5 years. At both September 30, 2015 and December 31, 2014, $3.0 billion was outstanding under this credit agreement with $0.5 billion maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either September 30, 2015 or December 31, 2014. This credit facility expires in May 2017.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $10.7 billion and $6.7 billion at September 30, 2015 and December 31, 2014, respectively, of which $506 million and $563 million, respectively, was outstanding. The maturities of the outstanding borrowings range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Bank Brasil S.A. We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.2 billion, of which $1.1 billion was outstanding, at both September 30, 2015 and December 31, 2014, respectively. The outstanding balances mature at various stages between 2016 and 2018.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico in the amount of $1.2 billion, of which $725 million and $75 million was outstanding, at September 30, 2015 and December 31, 2014, respectively. The outstanding balances mature at various stages between 2016 and 2018.
We have extended lines of credit to various other HSBC affiliates totaling $2.1 billion which did not have any outstanding balances at either September 30, 2015 and December 31, 2014.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2015 and December 31, 2014, there were $100 million and $61 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by an HSBC affiliate, in relation to assets originated in the U.S. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.1 billion as of September 30, 2015, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,011.4 billion and $1,082.6 billion at September 30, 2015 and December 31, 2014, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral recevied) related to the contracts was approximately $142 million and $1,166 million at September 30, 2015 and December 31, 2014, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $731 million and $837 million at September 30, 2015 and December 31, 2014, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

•
We use HSBC Global Services Limited, an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included in support services from HSBC affiliates.

•
We utilize HSI for broker dealer, debt underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by

HSBC USA Inc.

HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.
Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $15 million and $44 million during the three and nine months ended September 30, 2015, respectively, compared with $14 million and $41 million during the three and nine months ended September 30, 2014, respectively.

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

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2015
Net interest income(1)	$192	$214	$142	$49	$(5)	$(1)	$591	$(19)	$45	$617
Other operating income	85	82	287	26	109	1	590	(11)	(48)	531
Total operating income	277	296	429	75	104	—	1,181	(30)	(3)	1,148
Loan impairment charges	14	24	5	(1)	—	—	42	4	1	47
	263	272	424	76	104	—	1,139	(34)	(4)	1,101
Operating expenses(2)	267	184	247	62	37	—	797	(7)	(4)	786
Profit (loss) before income tax expense	$(4)	$88	$177	$14	$67	$—	$342	$(27)	$—	$315

Three Months Ended September 30, 2014
Net interest income(1)	$196	$204	$74	$47	$(2)	$8	$527	$(20)	$36	$543
Other operating income	98	90	191	28	23	(8)	422	7	(43)	386
Total operating income	294	294	265	75	21	—	949	(13)	(7)	929
Loan impairment charges	11	29	11	(4)	—	—	47	(14)	(10)	23
	283	265	254	79	21	—	902	1	3	906
Operating expenses(2)	343	169	553	58	30	—	1,153	(222)	3	934
Profit (loss) before income tax expense	$(60)	$96	$(299)	$21	$(9)	$—	$(251)	$223	$—	$(28)

Nine Months Ended September 30, 2015
Net interest income(1)	$584	$626	$392	$148	$(16)	$(9)	$1,725	$(51)	$175	$1,849
Other operating income	258	230	772	77	266	9	1,612	(36)	(178)	1,398
Total operating income	842	856	1,164	225	250	—	3,337	(87)	(3)	3,247
Loan impairment charges	51	38	17	(2)	—	—	104	(9)	(1)	94
	791	818	1,147	227	250	—	3,233	(78)	(2)	3,153
Operating expenses(2)	848	538	770	178	114	—	2,448	(33)	(2)	2,413
Profit (loss) before income tax expense	$(57)	$280	$377	$49	$136	$—	$785	$(45)	$—	$740
Balances at end of period:
Total assets	$20,106	$32,214	$196,535	$8,491	$787	$—	$258,133	$(54,496)	$729	$204,366
Total loans, net	17,146	30,976	25,025	6,711	—	—	79,858	286	4,120	84,264
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits(3)	30,631	23,209	31,621	13,137	—	—	98,598	(5,167)	38,019	131,450

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)

Nine Months Ended September 30, 2014
Net interest income(1)	$606	$593	$280	$152	$63	$(1)	$1,693	$(51)	$93	$1,735
Other operating income	315	222	636	78	10	1	1,262	(3)	(112)	1,147
Total operating income	921	815	916	230	73	—	2,955	(54)	(19)	2,882
Loan impairment charges	34	119	66	(9)	—	—	210	(62)	(24)	124
	887	696	850	239	73	—	2,745	8	5	2,758
Operating expenses(2)	920	501	1,031	174	83	—	2,709	(154)	5	2,560
Profit (loss) before income tax expense	$(33)	$195	$(181)	$65	$(10)	$—	$36	$162	$—	$198
Balances at end of period:
Total assets	$19,339	$27,769	$169,686	$7,670	$839	$—	$225,303	$(50,353)	$62	$175,012
Total loans, net	16,491	26,626	20,056	5,981	—	—	69,154	1,224	2,430	72,808
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits(3)	28,515	22,616	30,663	11,221	—	—	93,015	(3,758)	19,420	108,677

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

(3)
During the second quarter of 2015, we concluded that brokered deposits would be better presented as debt under the Group Reporting Basis. As a result, we reclassified $2.1 billion of brokered deposits in the GB&M segment to debt at September 30, 2014 to conform with current year presentation.

(4)	Represents adjustments associated with differences between the Group Reporting Basis and the U.S. GAAP basis of accounting.

(5)	Represents differences in financial statement presentation between Group Reporting Basis and U.S. GAAP.

15. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a source of funds used for payment of shareholder dividends and other HSBC USA cash needs. Any non-contractual dividend from HSBC Bank USA would require the approval of the Office of the Comptroller of the Currency ("the OCC"). Approval is also required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.

HSBC USA Inc.

The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:(3)
HSBC USA	$24,346	10.00%		16.33%	$21,017	10.00%		15.78%
HSBC Bank USA	26,605	10.00		18.60	22,760	10.00		17.86
Tier 1 capital ratio:(3)
HSBC USA	18,952	6.00		12.71	15,205	6.00		11.41
HSBC Bank USA	22,311	8.00		15.59	17,215	8.00		13.51
Common equity Tier 1 ratio:(3)
HSBC USA	17,965	4.50	(2)	12.05	13,754	4.50	(2)	10.33
HSBC Bank USA	20,004	6.50		13.98	17,215	6.50		13.51
Tier 1 leverage ratio:
HSBC USA	18,952	4.00	(2)	9.52	15,205	4.00	(2)	8.54
HSBC Bank USA	22,311	5.00		11.60	17,215	5.00		10.06
Risk weighted assets:(3)
HSBC USA	149,085				133,211
HSBC Bank USA	143,072				127,456

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
During the second quarter of 2015, HSBC USA exercised the option to call $560 million of junior subordinated debentures previously issued by HSBC USA to HSBC USA Capital Trusts I, II and III at the contractual call prices of 100.781 percent, 100.84 percent and 100.732 percent, respectively, which resulted in a net loss on extinguishment of approximately $11 million. The trusts used the proceeds to redeem the trust preferred securities previously issued to third party investors. During the second quarter of 2015, HSBC USA also redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock at their stated values of $100 per share and $50 per share, respectively, resulting in a total cash payment of $300 million. Under the Basel III final rule, the trust preferred securities and cumulative perpetual preferred stock will fully phase out of Tier 1 capital to Tier 2 capital by January 1, 2016. In addition, the trust preferred securities will start phasing out of Tier 2 capital in 2016 and fully phase out by January 1, 2022. In response to these rule changes, the capital instruments were redeemed and HSBC USA issued $850 million of Tier 2 subordinated debt to HSBC North America in the second quarter of 2015.

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
Variable Interest Entities  We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity put options or other liquidity facilities to support the VIE's debt obligations; (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE; (iii) provide a financial guarantee that covers assets held or liabilities issued; (iv) design, organize and structure the transaction; and (v) retain a financial or servicing interest in the VIE.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of September 30, 2015 and December 31, 2014 which are consolidated on our balance sheets. Assets and liabilities exclude intercompany balances that eliminate on consolidation.

	September 30, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$338	$—	$380	$—
Long-term debt	—	92	—	92
Interest, taxes and other liabilities	—	69	—	75
Total	$338	$161	$380	$167
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of September 30, 2015 and December 31, 2014:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At September 30, 2015
Asset-backed commercial paper conduits	$85	$—	$11,273	$3,097
Structured note vehicles	2,863	8	5,894	5,886
Low income housing partnerships	90	81	294	90
Total	$3,038	$89	$17,461	$9,073
At December 31, 2014
Asset-backed commercial paper conduits	$29	$—	$10,984	$2,685
Structured note vehicles	2,841	7	5,867	5,860
Low income housing partnerships	44	39	141	44
Total	$2,914	$46	$16,992	$8,589
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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $3,097 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
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

17. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of September 30, 2015 and December 31, 2014. Following the table is a description of the various arrangements.

	September 30, 2015		December 31, 2014
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(3,382)	$102,403	$(1,484)	$117,768
Financial standby letters of credit, net of participations(2)(3)	—	5,873	—	5,358
Performance standby letters of credit, net of participations(2)(3)	—	3,159	—	3,083
Liquidity asset purchase agreements(3)	—	3,097	—	2,685
Total	$(3,382)	$114,532	$(1,484)	$128,894

(1)	Includes $42,902 million and $32,688 million of notional issued for the benefit of HSBC affiliates at September 30, 2015 and December 31, 2014, respectively.

(2)	Includes $897 million and $937 million issued for the benefit of HSBC affiliates at September 30, 2015 and December 31, 2014, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(3,382)	$102,403	$(1,484)	$117,768
Buy-protection credit derivative positions	3,633	107,541	1,741	122,969
Net position(1)	$251	$5,138	$257	$5,201

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of September 30, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,873 million and $3,159 million, respectively. As of December 31, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,358 million and $3,083 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $47 million and $50 million at September 30, 2015 and December 31, 2014, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $18 million and $16 million at September 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit as of September 30, 2015 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.5	$64,937	$16,350	$81,287
Structured CDS	1.6	5,046	616	5,662
Index credit derivatives	3.2	3,864	7,873	11,737
Total return swaps	2.4	3,315	402	3,717
Subtotal		77,162	25,241	102,403
Standby Letters of Credit(2)	1.0	6,312	2,720	9,032
Total		$83,474	$27,961	$111,435

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)
External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

Our internal credit ratings are determined based on HSBC's risk rating systems and processes which assign a credit grade based on a scale which ranks the risk of default of a customer. The credit grades are assigned and used for managing risk and determining level of credit exposure appetite based on the customer's operating performance, liquidity, capital structure and debt service ability. In addition, we also incorporate subjective judgments into the risk rating process concerning such things as industry trends, comparison of performance to industry peers and perceived quality of management. We compare our internal risk ratings to outside external rating agency benchmarks, where possible, at the time of formal review and regularly monitor whether our risk ratings are comparable to the external ratings benchmark data.
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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of September 30, 2015 and December 31, 2014 we had issued $3,097 million and $2,685 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 16, "Variable Interest Entities," for further information.
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
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 28, "Litigation and Regulatory Matters," in our 2014 Form10-K for additional discussion of related exposure. There have been no

HSBC USA Inc.

significant changes with regards to this exposure since December 31, 2014. The outstanding principal balance on these loans was approximately $5.3 billion and $5.7 billion at September 30, 2015 and December 31, 2014, respectively.
Mortgage Loan Repurchase Obligations  Historically, we originated and sold mortgage loans, primarily to government sponsored entities, and provided various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. As a result of settlements with FNMA and FHLMC during 2013 and 2014, the repurchase exposure associated with these sales has been substantially resolved. In addition, with the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, new agency eligible originations are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $3 million at both September 30, 2015 and December 31, 2014.
The following table summarizes the change in our estimated repurchase liability during the three and nine months ended September 30, 2015 and 2014 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Balance at beginning of period	$21	$34	$27	$99
Decrease in liability recorded through earnings	(2)	(4)	(7)	(38)
Realized losses	—	—	(1)	(31)
Balance at end of period	$19	$30	$19	$30
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
Our remaining repurchase liability of $19 million at September 30, 2015 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2015. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Interest bearing deposits with banks	$942	$415
Trading assets(1)	3,126	2,886
Securities available-for-sale(2)	15,275	22,023
Securities held-to-maturity	2,994	3,602
Loans(3)	14,634	12,580
Other assets(4)	1,601	2,495
Total	$38,572	$44,001

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $3,547 million and $8,348 million at September 30, 2015 and December 31, 2014, respectively. The fair value of trading assets that could be sold or repledged was $3,126 million and $2,886 million at September 30, 2015 and December 31, 2014, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $21,589 million and $7,165 million at September 30, 2015 and December 31, 2014, respectively, discussed further below. Of this collateral, $15,189 million and $6,765 million could be sold or repledged at September 30, 2015 and December 31, 2014, respectively, of which $362 million and $2,226 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset as of September 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of September 30, 2015:
Assets:
Securities purchased under resale agreements	$21,589	1,166	20,423	20,422	—	$1
Liabilities:
Securities sold under repurchase agreements	$7,036	1,166	5,870	5,870	—	$—

As of December 31, 2014:
Assets:
Securities purchased under resale agreements	$7,165	5,752	1,413	1,413	—	$—
Liabilities:
Securities sold under repurchase agreements	$13,459	5,752	7,707	7,707	—	$—

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings as of September 30, 2015:

	Overnight and Continuous	Up to 30 days	30 to 90 days	Greater than 90 days	Total
	(in millions)
As of September 30, 2015:
Assets:
U.S. Treasury, U.S. Government agencies and sponsored entities	$1,019	$2,694	$199	$2,974	$6,886
Foreign debt securities	150	—	—	—	150
Total repurchase agreements accounted for as secured borrowings	$1,169	$2,694	$199	$2,974	$7,036

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

HSBC USA Inc.

Level 3 valuation technique with significant unobservable inputs - Level 3 inputs are unobservable inputs for the asset or liability and include situations where fair values are measured using valuation techniques based on one or more significant unobservable inputs.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2015 and December 31, 2014:

September 30, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$23,243	$23,243	$914	$22,300	$29
Federal funds sold and securities purchased under resale agreements	20,423	20,423	—	20,423	—
Non-derivative trading assets	11,517	11,517	2,869	5,553	3,095
Derivatives	5,579	5,579	6	5,552	21
Securities	50,416	50,704	19,523	31,181	—
Commercial loans, net of allowance for credit losses	64,218	66,259	—	—	66,259
Commercial loans designated under fair value option and held for sale	175	175	—	175	—
Commercial loans held for sale	94	94	—	94	—
Consumer loans, net of allowance for credit losses	20,046	18,921	—	—	18,921
Consumer loans held for sale:
Residential mortgages	16	16	—	13	3
Other consumer	83	83	—	—	83
Financial liabilities:
Short-term financial liabilities	$6,928	$6,928	$—	$6,899	$29
Deposits:
Without fixed maturities	112,907	112,907	—	112,907	—
Fixed maturities	12,058	12,051	—	12,051	—
Deposits designated under fair value option	6,485	6,485	—	4,731	1,754
Non-derivative trading liabilities	717	717	671	46	—
Derivatives	7,193	7,193	14	7,159	20
Short-term borrowings designated under fair value option	2,064	2,064	—	2,064	—
Long-term debt	24,384	24,987	—	24,987	—
Long-term debt designated under fair value option	8,634	8,634	—	7,889	745

HSBC USA Inc.

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,746	$31,746	$891	$30,807	$48
Federal funds sold and securities purchased under resale agreements	1,413	1,413	—	1,413	—
Non-derivative trading assets	15,490	15,490	2,675	9,722	3,093
Derivatives	7,258	7,258	10	7,200	48
Securities	43,609	43,835	22,048	21,787	—
Commercial loans, net of allowance for credit losses	57,595	58,891	—	—	58,891
Commercial loans designated under fair value option and held for sale	384	384	—	384	—
Commercial loans held for sale	144	144	—	144	—
Consumer loans, net of allowance for credit losses	19,466	17,896	—	—	17,896
Consumer loans held for sale:
Residential mortgages	18	19	—	14	5
Other consumer	66	66	—	—	66
Financial liabilities:
Short-term financial liabilities	$12,861	$12,861	$—	$12,813	$48
Deposits:
Without fixed maturities	105,962	105,962	—	105,962	—
Fixed maturities	2,810	2,813	—	2,813	—
Deposits designated under fair value option	7,346	7,346	—	5,378	1,968
Non-derivative trading liabilities	705	705	653	52	—
Derivatives	8,413	8,413	8	8,376	29
Long-term debt	18,733	19,524	—	19,524	—
Long-term debt designated under fair value option	8,791	8,791	—	8,144	647
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by the challenging economic conditions during the past several years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2015 and December 31, 2014 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since December 31, 2014 reflects the conditions in the housing industry which have continued to show improvement in 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
September 30, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,869	$166	$—	$3,035	$—	$3,035
Obligations of U.S. States and political subdivisions	—	572	—	572	—	572
Collateralized debt obligations	—	—	233	233	—	233
Asset-backed securities:
Residential mortgages	—	119	—	119	—	119
Student Loans	—	88	—	88	—	88
Corporate and other domestic debt securities	—	—	2,862	2,862	—	2,862
Debt Securities issued by foreign entities:
Corporate	—	387	—	387	—	387
Government-backed	—	2,310	—	2,310	—	2,310
Equity securities	—	18	—	18	—	18
Precious metals trading	—	1,893	—	1,893	—	1,893
Derivatives(2):
Interest rate contracts	53	48,198	2	48,253	—	48,253
Foreign exchange contracts	—	25,705	16	25,721	—	25,721
Equity contracts	—	1,792	94	1,886	—	1,886
Precious metals contracts	31	985	—	1,016	—	1,016
Credit contracts	—	4,579	192	4,771	—	4,771
Derivatives netting	—	—	—	—	(76,068)	(76,068)
Total derivatives	84	81,259	304	81,647	(76,068)	5,579
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	19,523	11,754	—	31,277	—	31,277
Obligations of U.S. states and political subdivisions	—	768	—	768	—	768
Asset-backed securities:
Commercial mortgages	—	22	—	22	—	22
Home equity	—	79	—	79	—	79
Other	—	93	—	93	—	93
Debt Securities issued by foreign entities:
Corporate	—	358	—	358	—	358
Government-backed	—	3,174	—	3,174	—	3,174
Equity securities	—	166	—	166	—	166
Loans(3)	—	175	—	175	—	175
Mortgage servicing rights(4)	—	—	130	130	—	130
Total assets	$22,476	$103,401	$3,529	$129,406	$(76,068)	$53,338
Liabilities:
Domestic deposits(5)	$—	$4,731	$1,754	$6,485	$—	$6,485
Trading liabilities, excluding derivatives	671	46	—	717	—	717
Derivatives(2):
Interest rate contracts	73	48,192	2	48,267	—	48,267
Foreign exchange contracts	38	23,680	16	23,734	—	23,734
Equity contracts	—	1,911	189	2,100	—	2,100
Precious metals contracts	39	479	—	518	—	518
Credit contracts	—	4,588	21	4,609	—	4,609
Derivatives netting	—	—	—	—	(72,035)	(72,035)
Total derivatives	150	78,850	228	79,228	(72,035)	7,193
Short-term borrowings(5)	—	2,064	—	2,064	—	2,064
Long-term debt(5)	—	7,889	745	8,634	—	8,634
Total liabilities	$821	$93,580	$2,727	$97,128	$(72,035)	$25,093

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,675	$48	$—	$2,723	$—	$2,723
Obligations of U. S. States and political subdivisions	—	591	—	591	—	591
Collateralized debt obligations	—	—	253	253	—	253
Asset-backed securities:
Residential mortgages	—	142	—	142	—	142
Student loans	—	86	—	86	—	86
Corporate and other domestic debt securities	—	1	2,840	2,841	—	2,841
Debt Securities issued by foreign entities:
Corporate	—	184	—	184	—	184
Government-backed	—	6,656	—	6,656	—	6,656
Equity securities	—	22	—	22	—	22
Precious metals trading	—	1,992	—	1,992	—	1,992
Derivatives(2):
Interest rate contracts	46	46,012	1	46,059	—	46,059
Foreign exchange contracts	—	22,241	23	22,264	—	22,264
Equity contracts	—	2,212	180	2,392	—	2,392
Precious metals contracts	59	1,013	—	1,072	—	1,072
Credit contracts	—	3,899	296	4,195	—	4,195
Derivatives netting	—	—	—	—	(68,724)	(68,724)
Total derivatives	105	75,377	500	75,982	(68,724)	7,258
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,048	3,117	—	25,165	—	25,165
Obligations of U.S. states and political subdivisions	—	667	—	667	—	667
Asset-backed securities:
Commercial mortgages	—	43	—	43	—	43
Home equity	—	89	—	89	—	89
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	517	—	517	—	517
Government-backed	—	3,398	—	3,398	—	3,398
Equity securities	—	167	—	167	—	167
Loans(3)	—	384	—	384	—	384
Mortgage servicing rights(4)	—	—	159	159	—	159
Total assets	$24,828	$93,575	$3,752	$122,155	$(68,724)	$53,431
Liabilities:
Domestic deposits(5)	$—	$5,378	$1,968	$7,346	$—	$7,346
Trading liabilities, excluding derivatives	653	52	—	705	—	705
Derivatives(2):
Interest rate contracts	43	46,683	1	46,727	—	46,727
Foreign exchange contracts	13	20,847	23	20,883	—	20,883
Equity contracts	—	1,661	138	1,799	—	1,799
Precious metals contracts	18	596	—	614	—	614
Credit contracts	—	3,941	86	4,027	—	4,027
Derivatives netting	—	—	—	—	(65,637)	(65,637)
Total derivatives	74	73,728	248	74,050	(65,637)	8,413
Long-term debt(5)	—	8,144	647	8,791	—	8,791
Total liabilities	$727	$87,302	$2,863	$90,892	$(65,637)	$25,255

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $4,135 million and $5,602 million and trading derivative liabilities of $5,619 million and $7,459 million as of September 30, 2015 and December 31, 2014, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2015 and 2014.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2015 and 2014. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$240	$3	$—	$—	$—	$(10)	$—	$—	$233	$—
Corporate and other domestic debt securities	2,855	—	—	7	—	—	—	—	2,862	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(10)	(70)	—	—	—	(17)	—	2	(95)	(79)
Credit contracts	179	(8)	—	—	—	—	—	—	171	(7)
Mortgage servicing rights(3)	158	—	(21)	—	—	(7)	—	—	130	(21)
Total assets	$3,423	$(75)	$(22)	$7	$—	$(34)	$—	$2	$3,301	$(108)
Liabilities:
Domestic deposits(4)	$(1,817)	$—	$9	$—	$(86)	$130	$(44)	$54	$(1,754)	$15
Long-term debt(4)	(662)	—	73	—	(186)	13	(1)	18	(745)	71
Total liabilities	$(2,479)	$—	$82	$—	$(272)	$143	$(45)	$72	$(2,499)	$86

HSBC USA Inc.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$15	$—	$—	$—	$(35)	$—	$—	$233	$7
Corporate and other domestic debt securities	2,840	—	—	22	—	—	—	—	2,862	—
Derivatives, net(2):
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	(74)	—	—	—	(65)	—	2	(95)	(101)
Credit contracts	210	(30)	—	—	—	(9)	—	—	171	(60)
Mortgage servicing rights(3)	159	—	(13)	—	—	(16)	—	—	130	(13)
Total assets	$3,504	$(89)	$(13)	$22	$—	$(125)	$—	$2	$3,301	$(167)
Liabilities:
Domestic deposits(4)	$(1,968)	$—	$4	$—	$(270)	$313	$(66)	$233	$(1,754)	$21
Long-term debt(4)	(647)	—	79	—	(423)	197	(1)	50	(745)	81
Total liabilities	$(2,615)	$—	$83	$—	$(693)	$510	$(67)	$283	$(2,499)	$102

HSBC USA Inc.

	Jul. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$260	$20	$—	$—	$—	$(11)	$—	$—	$269	$19
Corporate and other domestic debt securities	2,819	—	—	10	—	—	—	—	2,829	—
Government debt securities issued by foreign entities	—	—	—	—	—	—	—	—	—	—
Derivatives, net(2):
Interest rate contracts	—	4	—	—	—	—	—	—	4	3
Foreign exchange contracts	—	(3)	—	—	—	—	—	—	(3)	(3)
Equity contracts	59	(21)	—	—	—	(23)	(1)	(1)	13	(32)
Precious metals contracts	—	—	—	—	—	—	—	—	—	—
Credit contracts	257	(31)	—	—	—	(5)	—	—	221	(36)
Mortgage servicing rights(3)	186	—	2	—	—	(6)	—	—	182	2
Total assets	$3,581	$(31)	$2	$10	$—	$(45)	$(1)	$(1)	$3,515	$(47)
Liabilities:
Domestic deposits(4)	$(2,257)	$—	$(2)	$—	$(111)	$129	$(59)	$395	$(1,905)	$26
Long-term debt(4)	(738)	—	27	—	(82)	82	(2)	81	(632)	9
Total liabilities	$(2,995)	$—	$25	$—	$(193)	$211	$(61)	$476	$(2,537)	$35

HSBC USA Inc.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$34	$—	$—	$—	$(19)	$—	$—	$269	$31
Corporate and other domestic debt securities	2,260	(5)	—	574	—	—	—	—	2,829	(4)
Government debt securities issued by foreign entities	121	5	—	—	—	(7)	—	(119)	—	—
Derivatives, net(2):
Interest rate contracts	1	3	—	—	—	—	—	—	4	3
Foreign exchange contracts	95	7	—	—	—	(12)	—	(93)	(3)	(1)
Equity contracts	3	65	—	—	—	(59)	7	(3)	13	8
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(86)	—	—	—	2	—	114	221	(134)
Mortgage servicing rights(3)	227	—	(22)	—	—	(23)	—	—	182	(22)
Total assets	$3,150	$25	$(22)	$574	$—	$(118)	$7	$(101)	$3,515	$(119)
Liabilities:
Domestic deposits(4)	$(2,334)	$—	$(211)	$—	$(271)	$428	$(108)	$591	$(1,905)	$(10)
Long-term debt(4)	(900)	—	121	—	(234)	202	(2)	181	(632)	(15)
Total liabilities	$(3,234)	$—	$(90)	$—	$(505)	$630	$(110)	$772	$(2,537)	$(25)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $304 million and derivative liabilities of $228 million as of September 30, 2015 and derivative assets of $466 million and derivative liabilities of $231 million as of September 30, 2014.

(3)	See Note 7, "Intangible Assets," for additional information.

(4)	See Note 10, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of September 30, 2015 and December 31, 2014:

September 30, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	233	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,862	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	7% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	20% - 25%
Equity derivative contracts(1)	(95)	Option pricing model	Equity / Equity Index volatility	17% - 63%
			Equity / Equity and Equity / Index correlation	48% - 58%
Credit derivative contracts	171	Option pricing model	Correlation of defaults of a portfolio of reference credit names	44% - 47%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	130	Option adjusted discounted cash flows	Constant prepayment rates	11% - 50%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$91 - $333 per account
Domestic deposits (structured deposits)(1)(2)	(1,754)	Option adjusted discounted cash flows	Implied volatility of currency pairs	20% - 25%
			Equity / Equity Index volatility	17% - 63%
			Equity / Equity and Equity / Index correlation	48% - 58%
Long-term debt (structured notes)(1)(2)	(745)	Option adjusted discounted cash flows	Implied volatility of currency pairs	20% - 25%
			Equity / Equity Index volatility	17% - 63%
			Equity / Equity and Equity / Index correlation	48% - 58%

HSBC USA Inc.

December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	253	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,840	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	6% - 98%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	10% - 17%
Equity derivative contracts(1)	42	Option pricing model	Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Credit derivative contracts	210	Option pricing model	Correlation of defaults of a portfolio of reference credit names	52% - 57%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	159	Option adjusted discounted cash flows	Constant prepayment rates	10% - 49%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Domestic deposits (structured deposits)(1)(2)	(1,968)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Long-term debt (structured notes)(1)(2)	(647)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%

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

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of September 30, 2015 is about 1.8 times that of CLOs.

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

HSBC USA Inc.

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 20 percent and 25 percent while the implied volatility for equity/equity or equity/equity index is between 17 percent and 63 percent, respectively, at September 30, 2015. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4 percent and 7 percent, respectively, at September 30, 2015.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 48 percent and 58 percent at September 30, 2015.

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
Corporate and domestic debt securities - The fair value measurements of certain corporate debt securities are affected by the fair value of the underlying portfolios of investments used as collateral and the make-whole guarantee provided by third party guarantors. The probability that the collateral fair value declines below the collateral call threshold concurrent with the guarantors' failure to perform its make whole obligation is unobservable. The increase (decrease) in the probability the collateral value falls below the collateral call threshold is often accompanied by a directionally similar change in default probability of the guarantor.
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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2015, we transferred $54 million and $233 million, respectively, of domestic deposits and $18 million and $50 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2015, we transferred $44 million and $66 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and nine months ended September 30, 2014, we transferred $395 million and $591 million, respectively, of domestic deposits and $81 million and $181 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments and the related foreign exchange and credit derivatives from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during the three and nine months ended September 30, 2014, we transferred $59 million and $108 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of September 30, 2015 and December 31, 2014. The gains (losses) during the three and nine months ended September 30, 2015 and 2014 are also included.

	Non-Recurring Fair Value Measurements as of September 30, 2015				Total Gains (Losses) For the Three Months Ended September 30, 2015	Total Gains (Losses) For the Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$1	$4	$5	$—	$—
Consumer loans(2)	—	106	—	106	(6)	(24)
Commercial loans held for sale(3)	—	83	—	83	(2)	(16)
Impaired commercial loans(4)	—	—	39	39	(16)	(31)
Real estate owned(5)	—	22	—	22	1	3
Total assets at fair value on a non-recurring basis	$—	$212	$43	$255	$(23)	$(68)

	Non-Recurring Fair Value Measurements as of December 31, 2014				Total Gains (Losses) For the Three Months Ended September 30, 2014	Total Gains (Losses) For the Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$5	$5	$(1)	$(1)
Consumer loans(2)	—	164	—	164	(10)	(33)
Commercial loans held for sale(3)	—	77	—	77	—	(7)
Impaired commercial loans(4)	—	—	53	53	3	6
Real estate owned(5)	—	19	—	19	2	4
Total assets at fair value on a non-recurring basis	$—	$260	$58	$318	$(6)	$(31)

(1)
As of September 30, 2015 and December 31, 2014, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	As of September 30, 2015 and December 31, 2014, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014:

As of September 30, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$4	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	39	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 53%

As of December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$5	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	53	Valuation of third party appraisal on underlying collateral	Loss severity rates	8% - 47%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 68 percent at September 30, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 21 percent at September 30, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $47 million and $50 million at September 30, 2015 and December 31, 2014, respectively.
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

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of September 30, 2015:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$65	$—	$65
	Residential mortgages - Subprime	48	—	48
	Student loans	88	—	88
	Total AAA -A	201	—	201
BBB -B	Collateralized debt obligations	—	233	233
CCC-Unrated	Residential mortgages - Subprime	6	—	6
		$207	$233	$440
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$22	$—	$22
	Home equity - Alt A	79	—	79
	Other	93	—	93
	Total AAA -A	$194	$—	$194

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
We estimate the counterparty credit risk for financial assets and own credit standing for financial liabilities (the "credit risk adjustments") in determining the fair value measurement. For derivative instruments, we calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We also take into consideration the risk mitigating factors including collateral agreements and master netting agreements in determining credit risk adjustments. We estimate the implied probability of default based on the credit spread of the specific counterparty observed in the credit default swap market. Where credit default spread of the counterparty is not available, we use the credit default spread of a specific proxy (e.g. the credit default swap spread of the counterparty's parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swaps referencing to credit names of similar credit standing and the historical rating-based probability of default.
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

HSBC USA Inc.

19. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 28, "Litigation and Regulatory Matters," in our 2014 Form 10-K and in Note 19, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2015 (the "2015 First Quarter Form 10-Q") and the six month period ended June 30, 2015 (the "2015 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2014 Form 10-K, our 2015 First Quarter Form 10-Q and our 2015 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below, and in our 2014 Form 10-K, our 2015 First Quarter Form 10-Q and our 2015 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 28, "Litigation and Regulatory Matters," in our 2014 Form 10-K and in Note 19, "Litigation and Regulatory Matters," in our 2015 First Quarter Form 10-Q and our 2015 Second Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $100 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
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
Checking Account Overdraft Litigation In September 2015, the court in Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11) (“State Action”) denied the federal plaintiffs’ motion to intervene in the State Action. The plaintiffs have appealed that decision.
County of Cook v. HSBC North America Holdings Inc., et al. In September 2015, the court denied the HSBC defendants' motion to dismiss.
Lender-Placed Insurance Matters In October 2015, the district court in Weller, et al. v. HSBC Mortgage Services, Inc., et al. (D. Col. No. 13-CV-00185) issued an order granting final approval of the settlement reached by the parties in this putative class action concerning lender placed flood insurance. In this final settlement, HSBC agreed to pay $1.8 million inclusive of all claims, attorneys’ fees and administrative costs.
Credit Default Swap Matters In September 2015, the HSBC defendants settled the In re Credit Default Swaps Antitrust Litigation, MDL No. 2476, for a total payment of $25 million. In October 2015, the court granted preliminary approval of the settlement and scheduled a final settlement approval hearing for April 2016. HSBC Bank USA’s portion of the settlement is $12.5 million.
Foreign Exchange ("FX") Matters
The HSBC defendants settled the consolidated class action in September 2015 for a total payment of $285 million. HSBC Bank USA’s portion of the settlement is $14.25 million and was settled within reserves. The settlement is subject to court approval.
In September 2015, two putative class action complaints were filed in the provinces of Ontario and Quebec, Canada, against, among others, HSBC, HSBC Bank plc, HSBC North America, HSBC Bank USA and HSBC Bank Canada. The complaints allege,

HSBC USA Inc.

among other things, that defendants conspired to fix the supply and rates of currency in the foreign currency market by sharing confidential customer information and coordinating trading to control or manipulate key rates. These actions are in early stages.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation Defendants' consolidated motion to dismiss the second amended consolidated complaint is fully briefed.
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) Defendants’ consolidated motion to dismiss the second amended consolidated complaint is fully briefed.
Platinum and Palladium Fix Litigation Plaintiff's filed a second amended consolidated complaint in July 2015. Defendants filed a consolidated response thereto in September 2015.
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
In October 2015, the court lifted the stay in Stephen and Leyla Hill, et al. v. HSBC Bank plc, et al. (Case No. 14-CV-9745(LTS), a purported class action filed in the U.S. District Court for the Southern District of New York against various HSBC defendants, including HSBC Bank USA, by direct investors in Madoff Securities who were holding their investments as of December 12, 2008. The case seeks to recover damages lost to Madoff Securities’ fraud on account of HSBC’s purported knowledge and furtherance of the fraud. The HSBC defendants' response to the complaint is due in November 2015.
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
Mortgage Securitization Matters In August 2015, Commerzbank AG withdrew its appeal of the June 2015 decision of the New York County Supreme Court dismissing the complaint against HSBC in its entirety.
Mortgage Securitization Pool Trust Litigation HSBC’s motion to dismiss the National Credit Union Administration Board case was denied. This matter is now proceeding along with the BlackRock, RPI and Phoenix Light matters.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Controls Matters Plaintiffs' appeal of the district court's decision in the Alfredo Villoldo, et al. v. HSBC Bank USA, N.A., et al. matter granting the HSBC defendants' motion to dismiss was consolidated with related matters, and plaintiffs filed their appeal brief in September 2015. Our appeal brief is due in November 2015.
Telephone Consumer Protection Act Litigation In October 2015, a putative class action entitled Saber Ahmed v. HSBC Bank USA, National Association (Case 5:15-cv-02057) was filed in the United States District Court for the Central District of California against HSBC Bank USA. The action alleges that HSBC Bank USA contacted plaintiff, or the members of the class he seeks to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. (“TCPA”). Plaintiff seeks statutory damages of up to $1,500 for each violation. This action is at a very early stage.

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

•
Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires secured borrowing accounting for the repurchase agreement in a contemporaneous repurchase financing arrangement. The accounting changes in the ASU were effective beginning January 1, 2015. The ASU also required new disclosure about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings to be presented for annual periods beginning January 1, 2015, and for interim periods beginning April 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations. See Note 17, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for the new disclosure required by this standard.

The following are accounting pronouncements which will be adopted in future periods:

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While the ASU as originally issued was scheduled to be effective for all annual and interim periods beginning January 1, 2017, in August 2015, the FASB deferred the effective date by one year, but provided entities the option to adopt it as of the original effective date. The amendments in the ASU may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of adoption recognized in equity at the date of initial application. We are currently evaluating the potential impact of adopting this ASU, including determining which transition method to apply.

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

There have been no additional accounting pronouncements issued during the first nine months of 2015 that are expected to have or could have a significant impact on our financial position or results of operations.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, uncertainty relating to the U.S. debt and budget matters, the potential for future downgrading of U.S. debt ratings, a decline in housing prices, a decline in energy prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, unexpected geopolitical events, heightened market concerns over sovereign creditworthiness in over-indebted countries, changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk, including exposure to Latin American corporate clients and the oil and gas markets;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract and retain customers and to retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyber attacks;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

HSBC USA Inc.

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines.

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K").
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
Current Environment  While the U.S. economy continued its overall recovery during the first nine months of 2015, consumer sentiment declined during the third quarter, falling to its lowest level in 11 months as falling oil prices and a slowdown in key economies such as China, led to lower expectations of anticipated job and wage growth. The decline in optimism continued to narrow; however, in late September, consumers increasingly came to believe that the recent stock market declines had more to do with international conditions than the domestic economy. In addition, the U.S. labor market slowed in September after a long stretch of significant job creation, raising concerns that international conditions may be weighing on the domestic economy and diminishing expectations that the Federal Reserve will raise interest rates in 2015. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
During the first nine months of 2015, the U.S. economy added almost 1.8 million jobs while the number of long-term unemployed fell almost 25 percent and total unemployment fell to 5.1 percent as of September 2015. Economic headwinds remain, however, as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work, the number of discouraged people who have stopped looking for work remains elevated and economic uncertainty remains high in many economies outside the U.S., including Latin America, where tepid economic activity has continued in 2015. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.
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
Performance, Developments and Trends The following table sets forth selected financial highlights of HUSI for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars are in millions)
Net Income	$204	$1	$455	$284
Rate of return on average:
Total assets	.4%	—%	.3%	.2%
Total common shareholders' equity	3.8	(.4)	2.9	2.0
Net interest margin	1.31	1.37	1.35	1.44
Efficiency ratio	68.5	100.5	74.3	88.8
Commercial net charge-off ratio(1)	.05	(.01)	.10	.08
Consumer net charge-off ratio(1)	.18	.35	.34	.48

(1)	Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2015	December 31, 2014
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	.80%	.87%
Commercial allowance as a percent of loans(1)	.82	.85
Consumer allowance as a percent of loans(1)	.72	.96
Consumer two-months-and-over contractual delinquency	4.67	5.59
Loans to deposits ratio(2)	89.71	91.94
Total capital to risk weighted assets	16.33	15.78
Tier 1 capital to risk weighted assets	12.71	11.41
Common equity Tier 1 ratio	12.05	10.33
Total shareholders’ equity to total assets	10.19	9.14

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$23,214	$31,698
Trading assets	15,652	21,092
Securities available-for-sale	35,937	30,140
Loans:
Commercial loans	64,752	58,087
Consumer loans	20,190	19,654
Total loans	84,942	77,741
Deposits	131,450	116,118

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Net income was $204 million and $455 million during the three and nine months ended September 30, 2015, respectively, compared with net income of $1 million and $284 million during the three and nine months ended September 30, 2014, respectively. Net income in the current year-to-date period reflects the impact of New York City tax reform which resulted in an increase in tax expense of $48 million during the second quarter of 2015. Net income in the prior year-to-date period was significantly impacted by a tax reserve release as a result of the settlement of certain state and local tax audits which resulted in an income tax benefit of $183 million during the second quarter of 2014 and the impact of New York State tax reform which resulted in an increase in tax expense of $75 million during the first quarter of 2014.
Income before income tax was $315 million and $740 million during the three and nine months ended September 30, 2015, respectively, compared with a loss of $28 million during the three months ended September 30, 2014 and income of $198 million during the nine months ended September 30, 2014. The increase in income (loss) before income tax in both periods reflects lower operating expenses, higher other revenues, higher net interest income and, in the year-to-date period, a lower provision for credit losses.

HSBC USA Inc.

Our results in all periods were impacted by certain significant items which distort the comparability of the performance trends of our business between periods. The following table summarizes the impact of these items for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Income (loss) before income tax, as reported	$315	$(28)	$740	$198
Fair value movement on own fair value option debt attributable to credit spread	(96)	(7)	(214)	20
Litigation expense related to the settlement agreement with the Federal Housing Finance Agency ("FHFA")	—	108	—	178
Provision for credit losses relating to the increase in loss emergence period used in our commercial loan collective impairment calculation	—	25	—	118
Interest benefit related to the conclusion of certain state and local tax audits resulting in the settlement of uncertain tax positions	—	—	—	(120)
Adjusted performance(1)	$219	$98	$526	$394

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance for the three and nine months ended September 30, 2015 improved by $121 million and $132 million, respectively, compared with the prior year periods. The increase in the three month period was driven by higher net interest income, higher other revenues due primarily to higher miscellaneous income associated with credit default swap protection, higher fair value option revenue largely associated with hybrid instruments, as well as lower losses associated with our legacy structured credit products and lower operating expenses, partially offset by a higher provision for credit losses. The lower operating expenses were driven by lower compensatory fee expense and lower litigation costs. The increase in the year-to-date period reflects higher net interest income and higher other revenues for the reasons discussed above, partially offset by a higher provision for credit losses and higher operating expenses due primarily to higher salaries and employee benefits.
See "Results of Operations" for more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
During the second quarter of 2015, HSBC USA exercised the option to call $560 million of junior subordinated debentures previously issued by HSBC USA to HSBC USA Capital Trusts I, II and III at the contractual call prices of 100.781 percent, 100.84 percent and 100.732 percent, respectively, which resulted in a net loss on extinguishment of approximately $11 million. The trusts used the proceeds to redeem the trust preferred securities previously issued to third party investors. During the second quarter of 2015, HSBC USA also redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock at their stated values of $100 per share and $50 per share, respectively, resulting in a total cash payment of $300 million. Under the Basel III final rule, the trust preferred securities and cumulative perpetual preferred stock will fully phase out of Tier 1 capital to Tier 2 capital by January 1, 2016. In addition, the trust preferred securities will start phasing out of Tier 2 capital in 2016 and fully phase out by January 1, 2022. In response to these rule changes, the capital instruments were redeemed and HSBC USA issued $850 million of Tier 2 subordinated debt to HSBC North America in the second quarter of 2015.
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

HSBC USA Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income – U.S. GAAP basis	$204	$1	$455	$284
Adjustments, net of tax:
Loan impairment	12	(2)	29	2
Loans held for sale	—	—	8	—
Pension costs	2	—	8	11
Derivatives	1	(5)	2	(4)
Litigation expense	—	(131)	(1)	(79)
Securities	(2)	1	(2)	(1)
Tax valuation allowances	—	(2)	(5)	4
Property	(3)	(3)	(7)	(5)
Loan origination	(1)	(2)	(7)	(9)
Other	8	4	(8)	(12)
Net income (loss) – Group Reporting Basis	221	(139)	472	191
Tax expense (benefit) – Group Reporting Basis	121	(112)	313	(155)
Profit (loss) before tax – Group Reporting Basis	$342	$(251)	$785	$36
The significant differences between U.S. GAAP and Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2014 Form 10-K. There have been no significant changes since December 31, 2014 in the differences between U.S. GAAP and Group Reporting Basis impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at September 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	September 30, 2015	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$43,637	$10,526	31.8%
Loans, net	84,264	7,203	9.3
Loans held for sale	368	(244)	(39.9)
Trading assets	15,652	(5,440)	(25.8)
Securities	50,416	6,807	15.6
Other assets	10,029	(25)	(.2)
	$204,366	$18,827	10.1%
Funding sources:
Total deposits	$131,450	$15,332	13.2%
Trading liabilities	6,336	(1,828)	(22.4)
Short-term borrowings	8,948	(3,847)	(30.1)
Long-term debt	33,018	5,494	20.0
All other liabilities	3,794	(177)	(4.5)
Shareholders’ equity	20,820	3,853	22.7
	$204,366	$18,827	10.1%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased since December 31, 2014 driven by our conservative liquidity management practices, where we raise funds in advance of their usage and opportunistically deploy them to maximize returns.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at September 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	September 30, 2015	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$12,096	$1,796	17.4%
Business and corporate banking	19,514	1,695	9.5
Global banking(1)	29,808	3,421	13.0
Other commercial	3,334	(247)	(6.9)
Total commercial	64,752	6,665	11.5
Consumer loans:
Residential mortgages	17,460	799	4.8
Home equity mortgages	1,639	(145)	(8.1)
Credit cards	682	(38)	(5.3)
Other consumer	409	(80)	(16.4)
Total consumer	20,190	536	2.7
Total loans	84,942	7,201	9.3
Allowance for credit losses	678	(2)	(.3)
Loans, net	$84,264	$7,203	9.3%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,447 million and $4,821 million at September 30, 2015 and December 31, 2014, respectively.

Commercial loans increased compared with December 31, 2014 due to new business activity which reflects our continued focus on expanding our core offerings and proactively targeting domestic companies with international banking requirements in key growth markets as well as utilizing our global network to collaborate and grow U.S. dollar lending to multinational banking customers. Loan growth occurred across a wide range of borrowers and was strongest in the real estate, health care, utility and textile industries.
Consumer loans increased compared with December 31, 2014 driven by an increase in residential mortgage loans as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage"). Home equity mortgages decreased reflecting net paydowns as our focus continues to shift towards residential mortgage loans. Credit card receivables and other consumer loans also decreased reflecting net paydowns.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years. While the loan-to-value ("LTV") ratios for our mortgage loan portfolio have generally deteriorated since origination, we have seen a general improvement in the LTVs for our mortgage loan portfolio in recent years. The following table presents LTVs for our mortgage loan portfolio, excluding mortgage loans held for sale:

	LTVs at September 30, 2015(1)(2)		LTVs at December 31, 2014(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	94.0%	76.8%	92.3%	74.5%
80% < LTV < 90%	3.3	10.8	4.2	11.9
90% < LTV < 100%	1.6	7.3	2.1	7.7
LTV > 100%	1.1	5.1	1.3	6.0
Average LTV for portfolio	56.0	60.1	57.4	61.6

(1)
LTVs for first liens are calculated using the loan balance as of the reporting date. LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property's appraised value at the time of

HSBC USA Inc.

loan origination updated by the change in the Federal Housing Finance Agency's house pricing index ("HPI") at either a Core Based Statistical Area or state level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of June 30, 2015 and September 30, 2014, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	September 30, 2015	Amount	%
	(dollars are in millions)
Commercial loans	$269	$(259)	(49.1)%
Consumer loans:
Residential mortgages	16	(2)	(11.1)
Other consumer	83	17	25.8
Total consumer	99	15	17.9
Total loans held for sale	$368	$(244)	(39.9)%
Commercial loans held for sale decreased compared with December 31, 2014. Balances will fluctuate from period to period depending upon volume and level of activity. Commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties and commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps are classified as commercial loans held for sale and we have elected to designate these loans under the fair value option. The fair value of commercial loans held for sale under these programs was $175 million and $384 million at September 30, 2015 and December 31, 2014, respectively.
Commercial loans held for sale also included $27 million and $44 million of global banking loans at September 30, 2015 and December 31, 2014, respectively, as well as commercial real estate loans totaling $67 million and $100 million at September 30, 2015 and December 31, 2014, respectively.
Residential mortgage loans held for sale were relatively flat compared with December 31, 2014. We sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $3 million and $4 million at September 30, 2015 and December 31, 2014, respectively, which were acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $14 million and $15 million at September 30, 2015 and December 31, 2014, respectively. The valuation allowance on commercial loans held for sale was $21 million and $5 million at September 30, 2015 and December 31, 2014, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities balances at September 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	September 30, 2015	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$9,624	$(3,874)	(28.7)%
Precious metals	1,893	(99)	(5.0)
Derivatives, net(2)	4,135	(1,467)	(26.2)
	$15,652	$(5,440)	(25.8)%
Trading liabilities:
Securities sold, not yet purchased	$717	$34	5.0%
Payables for precious metals	—	(22)	(100.0)
Derivatives, net(3)	5,619	(1,840)	(24.7)
	$6,336	$(1,828)	(22.4)%

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At September 30, 2015 and December 31, 2014 the fair value of derivatives included in trading assets has been reduced by $5,714 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At September 30, 2015 and December 31, 2014 the fair value of derivatives included in trading liabilities has been reduced by $1,681 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased compared with December 31, 2014 due primarily to a decrease in foreign sovereign guaranteed positions. Securities positions are held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased compared with December 31, 2014 reflecting increases in short U.S. Treasury and foreign sovereign guaranteed positions.
Precious metals trading assets decreased compared with December 31, 2014 driven by decreases in our own gold and palladium inventory positions held as hedges for client activity as well as lower spot prices. These decreases were partially offset by an increase in our own silver inventory position. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2014 mainly from the impact of increased netting associated with an increase in central counterparty clearing, partially offset by market movements. Market movements resulted in lower valuations of equity and commodity derivatives which were partially offset by higher valuations of foreign exchange, interest rate and credit derivatives.
Securities   Securities include securities available-for-sale and securities held-to-maturity. With regards to securities available for sale, balances will fluctuate between periods depending upon our liquidity position at the time. The increase in balances compared with December 31, 2014 largely reflects purchases of higher-yielding U.S. government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
Other Assets  Other assets includes intangibles and goodwill. Other assets was flat compared with December 31, 2014 as increased investments in Federal Home Loan Bank and Federal Reserve Bank stock and higher outstanding balances related to security sales were offset by lower cash collateral posted and lower derivative balances associated with hedging activities.

HSBC USA Inc.

Deposits  The following summarizes deposit balances by major depositor categories at September 30, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	September 30, 2015	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$106,295	$9,908	10.3%
Domestic and foreign banks	23,208	4,629	24.9
U.S. government and states and political subdivisions	942	117	14.2
Foreign governments and official institutions	1,005	678	*
Total deposits	$131,450	$15,332	13.2%
Total core deposits(1)	$94,338	$9,852	11.7%

*	Not meaningful.

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2014 largely due to higher levels of commercial savings and demand deposits reflecting new business activity in key growth markets, increased wholesale time deposits driven by new issuances, growth in deposits from individuals driven by the impact of promotional rates offered on savings accounts to our Premier customers and higher levels of affiliate call deposits. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a premium service wealth and relationship banking proposition designed for the internationally-minded client with a dedicated premier relationship manager. Total Premier deposits increased to $23,020 million at September 30, 2015 as compared with $20,343 million at December 31, 2014; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings decreased compared with December 31, 2014 primarily due to lower levels of securities sold under repurchase agreements reflecting reduced investor demand and a move away from these borrowings as a funding source as rates have increased as well as a decrease in commercial paper outstanding driven by maturities.
Long-Term Debt  Long-term debt increased compared with December 31, 2014 reflecting the impact of debt issuances, including increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt repayments and retirements. Debt issuances totaled $3,658 million and $15,798 million during the three and nine months ended September 30, 2015, respectively, of which $2 million and $23 million, respectively, was issued by HSBC Bank USA. During the first quarter of 2015, HSBC USA repaid $4,000 million of senior debt previously issued to HSBC North America, which was partially offset during the second quarter of 2015 by the issuance of $1,000 million of senior debt and $850 million of subordinated debt, both to HSBC North America. During the second quarter of 2015, HSBC USA also exercised the option to call its remaining junior subordinated debentures previously issued by HSBC USA to three separate capital trusts, totaling $560 million. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $23 million during the nine months ended September 30, 2015. Total debt outstanding under this program was $4,476 million and $4,501 million at September 30, 2015 and December 31, 2014, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $9,324 million of senior debt during the nine months ended September 30, 2015, which included $3,300 million and $2,700 million of senior notes that were issued by HSBC USA in February and August, respectively, as well as $3,324 million of structured notes. Total long-term debt outstanding under this shelf was $21,153 million and $17,161 million at September 30, 2015 and December 31, 2014, respectively.
Borrowings from the FHLB totaled $5,600 million and $1,000 million at September 30, 2015 and December 31, 2014, respectively.
All Other Liabilities  All other liabilities decreased slightly compared with December 31, 2014 due primarily to lower outstanding settlement balances related to security purchases, partially offset by higher derivative balances associated with hedging activities.

HSBC USA Inc.

Shareholders' Equity During the first quarter of 2015, HSBC USA received a capital contribution of $4,000 million from its immediate parent, HNAI and, during the second quarter of 2015, HSBC USA redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock, totaling $300 million. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details and see Note 18, "Preferred Stock," in our 2014 Form 10-K for information regarding all remaining outstanding preferred share issues.

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
The significant components of net interest margin are summarized in the following table:

		2015 Compared to 2014 Increase (Decrease)
Three Months Ended September 30,	2015	Volume	Rate	2014
	(dollars are in millions)
Interest income:
Short-term investments	$30	$11	$(3)	$22
Trading securities	75	3	9	63
Securities	237	24	28	185
Commercial loans	356	57	(5)	304
Consumer loans	183	7	(3)	179
Other	15	(2)	8	9
Total interest income	896	100	34	762
Interest expense:
Deposits	77	15	25	37
Short-term borrowings	13	(4)	6	11
Long-term debt	184	44	(25)	165
Tax liabilities and other	2	—	(1)	3
Total interest expense	276	55	5	216
Net interest income – taxable equivalent basis	620	$45	$29	546
Less: tax equivalent adjustment	3			3
Net interest income – non taxable equivalent basis	$617			$543

Yield on total interest earning assets	1.90%			1.91%
Cost of total interest bearing liabilities	.81			.72
Interest rate spread	1.09			1.19
Benefit from net non-interest paying funds(1)	.22			.18
Net interest margin on average earning assets	1.31%			1.37%

HSBC USA Inc.

		2015 Compared to 2014 Increase (Decrease)
Nine Months Ended September 30,	2015	Volume	Rate	2014
	(dollars are in millions)
Interest income:
Short-term investments	$78	$24	$(4)	$58
Trading securities	261	13	72	176
Securities	666	(11)	82	595
Commercial loans	1,010	174	(50)	886
Consumer loans	545	20	(7)	532
Other	44	(5)	18	31
Total interest income	2,604	215	111	2,278
Interest expense:
Deposits	177	38	31	108
Short-term borrowings	35	(11)	19	27
Long-term debt	524	139	(102)	487
Tax liabilities and other	10	18	83	(91)
Total interest expense	746	184	31	531
Net interest income – taxable equivalent basis	1,858	$31	$80	1,747
Less: tax equivalent adjustment	9			12
Net interest income – non taxable equivalent basis	$1,849			$1,735

Yield on total interest earning assets	1.90%			1.88%
Cost of total interest bearing liabilities	.74			.57
Interest rate spread	1.16			1.31
Benefit from net non-interest paying funds(1)	.19			.13
Net interest margin on average earning assets	1.35%			1.44%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income in the year-to-date period of 2014 reflects a $120 million benefit to tax liabilities interest expense related to the conclusion of certain state and local tax audits, as discussed further below under the heading "Income Taxes." Excluding the impact of this item, net interest income increased $74 million and $234 million during the three and nine months ended September 30, 2015, respectively, driven by higher interest income in all categories, primarily commercial loans as well as securities and trading securities, partially offset by higher interest expense due primarily to increased expense from deposits and long-term debt.
Short-term investments Higher interest income during the three and nine months ended September 30, 2015 reflects higher average balances, primarily in interest bearing deposits with banks and, to a lesser extent, securities purchased under agreements to resell, partially offset by lower yields on these assets.
Trading securities The increase in interest income during the three and nine months ended September 30, 2015 was driven primarily by a shift in mix to longer term, higher yielding securities and, to a lesser extent, higher average securities balances. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our customers, which, in response to the current interest rate environment, has shifted towards longer term, higher yielding returns.
Securities Interest income increased during the three and nine months ended September 30, 2015 due primarily to a shift in mix towards longer-term, higher yielding securities and, in the quarter-to-date period, higher average outstanding balances driven largely by purchases of U.S. government agency mortgage-backed securities. These increases were partially offset in the year-to-date period by lower average outstanding balances which reflects the sales of U.S. Treasury and U.S. government agency mortgage-backed securities.

HSBC USA Inc.

Commercial loans Interest income increased during the three and nine months ended September 30, 2015 driven by higher average balances due to loan growth, partially offset by lower yields on newly originated loans and refinanced loans. Lower yields reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Consumer loans Interest income increased during the three and nine months ended September 30, 2015 driven by higher residential mortgage average balances, partially offset by lower yields on newly originated loans. Lower yields on newly originated loans reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Deposits Higher interest expense during the three and nine months ended September 30, 2015 reflects the impact of higher average interest-bearing deposit balances, a shift in mix towards higher priced wholesale time deposits driven by new issuances and higher rates paid on savings accounts driven by promotional offers to our Premier customers.
Short-term borrowings Higher interest expense during the three and nine months ended September 30, 2015 reflects higher rates paid, primarily on securities sold under repurchase agreements, partially offset by lower average outstanding borrowings.
Long-term debt Interest expense was higher in the three and nine months ended September 30, 2015 driven by higher outstanding borrowings, partially offset by a shift in mix towards lower priced non-subordinated debt.
Tax liabilities and other Excluding the one-time benefit related to the conclusion of certain state and local tax audits discussed above, interest expense decreased in the year-to-date period as the conclusion of these audits resulted in lower interest-bearing tax liability balances.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(3)	$(9)	$6	66.7%
Business and corporate banking	32	36	(4)	(11.1)
Global banking	16	—	16	*
Other commercial	(1)	1	(2)	*
Total commercial	$44	$28	$16	57.1
Consumer:
Residential mortgages	(3)	(11)	8	72.7
Home equity mortgages	(2)	(5)	3	60.0
Credit cards	7	9	(2)	(22.2)
Other consumer	1	2	(1)	(50.0)
Total consumer	3	(5)	8	*
Total provision for credit losses	$47	$23	$24	*
Provision as a percentage of average loans, annualized	0.2%	0.1%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(4)	$(1)	$(3)	*
Business and corporate banking	54	111	(57)	(51.4)
Global banking	39	36	3	8.3
Other commercial	(3)	(12)	9	75.0
Total commercial	$86	$134	$(48)	(35.8)
Consumer:
Residential mortgages	(9)	(20)	11	55.0
Home equity mortgages	(4)	(11)	7	63.6
Credit cards	14	18	(4)	(22.2)
Other consumer	7	3	4	*
Total consumer	8	(10)	18	*
Total provision for credit losses	$94	$124	$(30)	(24.2)%
Provision as a percentage of average loans, annualized	0.2%	0.2%

*	Not meaningful.
Our provision for credit losses increased $24 million during the three months ended September 30, 2015 driven by a higher provision for credit losses in both our commercial and consumer loan portfolios. In the year-to-date period, our provision for credit losses decreased $30 million as a lower provision for credit losses in our commercial loan portfolio was partially offset by a higher provision for credit losses in our consumer loan portfolio. During the three months ended September 30, 2015, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $30 million. In the year-to-date period, we decreased our allowance for credits losses as the provision for credit losses was lower than net charge-offs by $2 million.
Our provision for credit losses in the prior year reflects revisions to certain estimates used in our commercial loan impairment calculation, including estimates of loss emergence, which resulted in an incremental provision for credit losses of approximately $25 million and $118 million during the three and nine months ended September 30, 2014, respectively. Excluding the impact of this item, the provision for credit losses in our commercial portfolio increased $41 million and $70 million during the three and nine months ended September 30, 2015, respectively, due primarily to higher provisions associated with oil and gas industry loan exposures as well as higher specific customer provisions largely driven by a single customer relationship, higher provisions due to loan growth and downgrades reflecting weaknesses in the financial circumstances of certain customer relationships. These increases were partially offset by lower provisions for risk factors associated with emerging market loan exposures and releases of reserves associated with maturities of lower quality loans. Crude oil prices remained depressed during the first nine months of 2015 and as a result of these market conditions, we downgraded certain credits which resulted in a $69 million increase to our credit loss reserves ($43 million of which was recorded in the third quarter). We will continue to conduct quarterly reviews of our oil and gas industry credit exposures to ensure our credit grades continue to reflect current conditions. If oil and gas prices stay at end of September levels for an extended period of time, further adjustments to our credit loss reserves may be required.
The provision for credit losses on residential mortgages including home equity mortgages increased $11 million and $18 million during the three and nine months ended September 30, 2015, respectively, due primarily to the non-recurrence of a $10 million reduction to our residential mortgage allowance for credit losses that was recorded in the third quarter of 2014 as a result of our determination that delays in the processing of certain operational transactions were overstating our estimate of residential mortgage loan loss severity. In addition, the positive impacts from lower severity estimates due to improvements in home prices and continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent were more pronounced in the prior year. These increases were partially offset in the year-to-date period by lower loss estimates associated with the remediation of certain mortgage servicing activities and lower losses associated with advances made on behalf of borrowers.
The provision for credit losses associated with credit cards decreased $2 million and $4 million during the three and nine months ended September 30, 2015, respectively, due to continued improvements in economic and credit conditions, including improvements in delinquency roll rates.
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
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Credit card fees	$11	$13	$(2)	(15.4)%
Trust and investment management fees	46	35	11	31.4
Other fees and commissions	188	186	2	1.1
Trading revenue (expense)	(34)	(9)	(25)	*
Net other-than-temporary impairment losses	—	(4)	4	100.0
Other securities gains (losses), net	11	27	(16)	(59.3)
Servicing and other fees from HSBC affiliates	53	53	—	—
Residential mortgage banking revenue	16	17	(1)	(5.9)
Gain (loss) on instruments designated at fair value and related derivatives	165	36	129	*
Other income:
Valuation of loans held for sale	(6)	2	(8)	*
Insurance	2	5	(3)	(60.0)
Miscellaneous income	79	25	54	*
Total other income	75	32	43	*
Total other revenues	$531	$386	$145	37.6%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Credit card fees	$32	$40	$(8)	(20.0)%
Trust and investment management fees	127	98	29	29.6
Other fees and commissions	560	541	19	3.5
Trading revenue (expense)	23	139	(116)	(83.5)
Net other-than-temporary impairment losses	—	(11)	11	100.0
Other securities gains, net	69	42	27	64.3
Servicing and other fees from HSBC affiliates	162	151	11	7.3
Residential mortgage banking revenue	50	87	(37)	(42.5)
Gain (loss) on instruments designated at fair value and related derivatives	306	20	286	*
Other income:
Valuation of loans held for sale	(15)	2	(17)	*
Insurance	14	13	1	7.7
Miscellaneous income	70	25	45	*
Total other income	69	40	29	72.5
Total other revenues	$1,398	$1,147	$251	21.9%

*	Not meaningful.
Credit card fees  Credit card fees decreased in the three and nine months ended September 30, 2015 due primarily to lower credit card late fees. In 2015, we began reporting credit card late fees in interest and, as a result, we reported $2 million and $6 million of credit card late fees in interest income during the three and nine months ended September 30, 2015.

HSBC USA Inc.

Trust and investment management fees  Trust and investment management fees increased in the three and nine months ended September 30, 2015 driven by higher investment management fees due in part to growth in assets under management principally in our emerging market bond funds. In addition, in 2015, we began reporting certain investment management fees associated with our Private Banking business in trust and investment management fees. As a result, we reported $6 million and $11 million of Private Banking fees in trust and investment management fees during the three and nine months ended September 30, 2015, respectively, that previously would have been reported in other fees and commissions.
Other fees and commissions  Other fees and commissions increased in the three and nine months ended September 30, 2015 as higher credit facility fees resulting from increased levels of commercial lending activity were largely offset by lower other fees which reflects the impact of Private Banking investment management fees discussed above, lower custodial fees due to a decrease in precious metals average inventory held under custody and lower account service fees due primarily to a decline in non-sufficient funds and late fees. The following table summarizes the components of other fees and commissions. During the second quarter of 2015, we determined that loan syndication fees would be better presented within credit facilities in the table below. As a result, we reclassified $15 million and $33 million of loan syndication fees from other fees to credit facilities during the three and nine months ended September 30, 2014, respectively, to conform with current year presentation.

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Account services	$73	$80	(7)	(8.8)%
Credit facilities	91	71	20	28.2
Custodial fees	8	11	(3)	(27.3)
Other fees	16	24	(8)	(33.3)
Total other fees and commissions	$188	$186	$2	1.1%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Account services	$214	$228	$(14)	(6.1)%
Credit facilities	264	194	70	36.1
Custodial fees	16	32	(16)	(50.0)
Other fees	66	87	(21)	(24.1)
Total other fees and commissions	$560	$541	$19	3.5%

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

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Trading revenue	$(34)	$(9)	$(25)	*
Net interest income	36	23	13	56.5
Trading related revenue	$2	$14	$(12)	(85.7)%
Business Activities:
Derivatives(1)	$(43)	$(48)	$5	10.4
Balance Sheet Management	(3)	(6)	3	50.0
Foreign exchange	43	50	(7)	(14.0)
Precious metals	14	17	(3)	(17.6)
Capital Financing	(8)	1	(9)	*
Other trading	(1)	—	(1)	*
Trading related revenue	$2	$14	$(12)	(85.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Trading revenue	$23	$139	$(116)	(83.5)%
Net interest income	169	72	97	*
Trading related revenue	$192	$211	$(19)	(9.0)%
Business Activities:
Derivatives(1)	$30	$24	$6	25.0%
Balance Sheet Management	(19)	(9)	(10)	*
Foreign exchange	156	160	(4)	(2.5)
Precious metals	43	38	5	13.2
Capital Financing	(14)	1	(15)	*
Other trading	(4)	(3)	(1)	(33.3)
Trading related revenue	$192	$211	$(19)	(9.0)%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading related revenue decreased during the three and nine months ended September 30, 2015 due to lower revenue from Capital Financing, foreign exchange and, in the three month period, precious metals, partially offset by higher revenue from derivatives and, in the year-to-date period, precious metals. In addition, while higher losses from Balance Sheet Management related activities contributed to the decrease in the year-to-date period, Balance Sheet Management revenues improved in the three month period.
Trading revenue from derivative products improved during the three and nine months ended September 30, 2015 driven primarily by lower losses related to our legacy structured credit products as the prior year periods reflect losses on the transfer of risk associated with portions of our credit derivatives portfolio. This improvement was partially offset by lower revenue from emerging markets related products.
Trading revenue related to Balance Sheet Management activities improved during the three months ended September 30, 2015 and declined in the year-to-date period due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue was lower during the three and nine months ended September 30, 2015 driven by credit valuation adjustments related to the deterioration of a single counterparty.

HSBC USA Inc.

Precious metals trading revenue decreased during the three months ended September 30, 2015 and increased in the year-to-date period. The decrease in the three month period reflects the impact of declining trade volumes from reduced investor demand, which was more than offset in the year-to-date period by higher net interest income.
Capital Financing revenue decreased during the three and nine months ended September 30, 2015 due to valuation adjustments on credit default swap hedge positions and valuation losses on premium bond positions.
Net other-than-temporary impairment losses During the three and nine months ended September 30, 2015, there were no other-than-temporary impairment losses recognized. During the three and nine months ended September 30, 2014, the debt securities held by a consolidated variable interest entity ("VIE") otherwise known as Bryant Park, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component which were recognized in earnings. Bryant Park was closed during the fourth quarter of 2014.
Other securities gains (losses), net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2015, we sold $1,190 million and $9,882 million, respectively, of primarily U.S. Treasury, U.S. government sponsored and government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs compared with sales of $7,601 million and $23,600 million during the prior year periods. Other securities gains (losses), net declined in the three month period due primarily to gains realized from the sale of certain U.S. Treasury securities in the prior year period as we rebalanced the portfolio to improve interest income. Other securities gains (losses), net improved in the nine month period driven largely by losses associated with the sale of certain legacy asset-backed securities in the prior year compared with higher gains from security sales in the current year reflecting more favorable market conditions. The gross realized gains and losses from sales of securities in both periods, which is included as a component of other securities gains (losses), net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income increased in the year-to-date period due primarily to higher billings associated with internal audit activities performed for other HSBC affiliates and higher fees related to supporting growth initiatives in the global payments and cash management business, partially offset by lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$44	$45	$(1)	(2.2)%
Servicing related income:
Servicing fee income	13	17	(4)	(23.5)
Changes in fair value of Mortgage Servicing Rights ("MSRs") due to:
Changes in valuation model inputs or assumptions	(21)	2	(23)	*
Customer payments	(7)	(6)	(1)	(16.7)
Trading – Derivative instruments used to offset changes in value of MSRs	28	—	28	*
Total servicing related income	13	13	—	—
Originations and sales related income (loss):
Gains (losses) on sales of residential mortgages	(2)	(2)	—	—
Recovery for repurchase obligations	2	4	(2)	(50.0)
Total originations and sales related income (loss)	—	2	(2)	(100.0)
Other mortgage income	3	2	1	50.0
Total residential mortgage banking revenue included in other revenues	16	17	(1)	(5.9)
Total residential mortgage banking related revenue	$60	$62	$(2)	(3.2)%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$133	$137	$(4)	(2.9)%
Servicing related income:
Servicing fee income	43	52	(9)	(17.3)
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	(13)	(22)	9	40.9
Customer payments	(16)	(23)	7	30.4
Trading – Derivative instruments used to offset changes in value of MSRs	34	37	(3)	(8.1)
Total servicing related income	48	44	4	9.1
Originations and sales related income (loss):
Gains (losses) on sales of residential mortgages	(11)	(2)	(9)	*
Recovery for repurchase obligations	7	38	(31)	(81.6)
Total originations and sales related income (loss)	(4)	36	(40)	*
Other mortgage income	6	7	(1)	(14.3)
Total residential mortgage banking revenue included in other revenues	50	87	(37)	(42.5)
Total residential mortgage banking related revenue	$183	$224	$(41)	(18.3)%

*	Not meaningful.
Net interest income was modestly lower during the three and nine months ended September 30, 2015 as higher amortization of deferred origination costs in the current year due to slightly higher portfolio prepayments and lower net interest income from a declining home equity mortgage portfolio was largely offset by higher net interest income driven by growth in residential mortgage average outstanding balances. Consistent with our strategy, additions to our residential mortgage portfolio are primarily mortgages to our Premier and Advance customers, while sales of loans consist of newly originated conforming loans sold to PHH Mortgage as discussed further below.

HSBC USA Inc.

Total servicing related income was flat in the three months ended September 30, 2015 and increased in the year-to-date period as improved net hedged MSRs results were offset in the three month period, and partially offset in the year-to-date period, by lower servicing fees due to a decline in our average serviced portfolio. As a result of our strategic relationship with PHH Mortgage, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold to PHH Mortgage on a servicing released basis. Net hedged MSRs results improved in the three month period as higher valuation losses driven by declining mortgage rates in the current year period were more than offset by higher returns from instruments used to hedge changes in the fair value of the MSRs. In the year-to-date period, net hedged MSRs results improved primarily due to lower valuation losses associated with declining mortgage rates, partially offset by lower returns from instruments used to hedge changes in the fair value of the MSRs.
Originations and sales related income (loss) declined in the three and nine months ended September 30, 2015 largely due to lower recoveries for repurchase obligations associated with loans previously sold and, in the year-to-date period, losses associated with the execution of certain Community Reinvestment Act activities. During the first quarter of 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to the FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreement.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, inclusive of structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased in the three and nine months ended September 30, 2015 attributable primarily to the widening of our own credit spreads associated with our own debt, which was partially offset in the year-to-date period by a net loss recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. See Note 10, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income  Other income increased in the three and nine months ended September 30, 2015 due primarily to gains associated with credit default swap protection which largely reflects the hedging of a single client exposure, partially offset by losses from valuation write-downs on a commercial loan held for sale, the non-recurrence of a gain of $16 million from the sale of certain commercial MSRs in the third quarter of 2014, losses associated with fair value hedge ineffectiveness and, in the year-to-date period, lower income related to bank owned life insurance.
Operating Expenses  Compliance costs, which remained a significant component of our cost base, totaled $33 million and $159 million in the three and nine months ended September 30, 2015, respectively, compared with $54 million and $199 million in the prior year periods. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements and the implementation of globally consistent and rigorous financial crime controls ("Global Standards").

HSBC USA Inc.

The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Salary and employee benefits	$254	$226	$28	12.4%
Occupancy expense, net	57	59	(2)	(3.4)
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	66	56	10	17.9
Fees paid to HSBC Technology and Services (USA) ("HTSU")	250	274	(24)	(8.8)
Fees paid to other HSBC affiliates	45	58	(13)	(22.4)
Total support services from HSBC affiliates	361	388	(27)	(7.0)
Other expenses:
Equipment and software	12	12	—	—
Marketing	16	9	7	77.8
Outside services	23	5	18	*
Professional fees	32	35	(3)	(8.6)
Federal Deposit Insurance Corporation ("FDIC") assessment fee	29	22	7	31.8
Miscellaneous	2	178	(176)	(98.9)
Total other expenses	114	261	(147)	(56.3)
Total operating expenses	$786	$934	$(148)	(15.8)%
Personnel - average number	6,097	6,063
Efficiency ratio	68.5%	100.5%
			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Salary and employee benefits	$767	$664	$103	15.5%
Occupancy expense, net	172	168	4	2.4
Support services from HSBC affiliates:
Fees paid to HMUS	199	167	32	19.2
Fees paid to HTSU	754	798	(44)	(5.5)
Fees paid to other HSBC affiliates	145	162	(17)	(10.5)
Total support services from HSBC affiliates	1,098	1,127	(29)	(2.6)
Other expenses:
Equipment and software	37	39	(2)	(5.1)
Marketing	48	39	9	23.1
Outside services	66	31	35	*
Professional fees	84	86	(2)	(2.3)
FDIC assessment fee	88	79	9	11.4
Miscellaneous	53	327	(274)	(83.8)
Total other expenses	376	601	(225)	(37.4)
Total operating expenses	$2,413	$2,560	$(147)	(5.7)%
Personnel - average number	6,074	6,141
Efficiency ratio	74.3%	88.8%

*	Not meaningful.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three and nine months ended September 30, 2015 due primarily to the addition of higher cost personnel associated with growth initiatives in certain businesses,

HSBC USA Inc.

strengthening controls and the implementation of Global Standards, partially offset by the impact of continued cost management efforts including a reduction in Retail Banking and Wealth Management personnel driven by a reduction in staff performing residential mortgage servicing activities on behalf of HSBC Finance and the impact of branch optimization.
Occupancy expense, net  Occupancy expense was relatively flat in the three and nine months ended September 30, 2015.
Support services from HSBC affiliates  Support services from HSBC affiliates decreased in the three and nine months ended September 30, 2015 primarily due to changing the billing process for certain third-party loan servicing costs from support service fees paid to HTSU in 2014 to a direct expense in 2015 and lower compliance costs, partially offset by increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems, increased staffing associated with stress testing and reporting activities and higher shared service fees paid to HMUS. Compliance costs reflected in support services from affiliates totaled $29 million and $148 million during the three and nine months ended September 30, 2015, respectively, compared with $52 million and $191 million in the year-ago periods. A summary of the activities charged to us from various HSBC affiliates is included in Note 13, "Related Party Transactions," in the accompanying consolidated financial statements.
Other expenses  Other expenses during the three and nine months ended September 30, 2014 reflects $108 million and $178 million, respectively, of litigation expense related to the settlement of the FHFA matter. Excluding the impact of this item, other expenses decreased in the three and nine months ended September 30, 2015 driven largely by lower expense associated with our expectation of compensatory fees payable to government sponsored entities ("GSEs") as the current year periods reflect a settlement of certain exposures which resulted in a benefit of $18 million and $14 million during the three and nine months ended September 30, 2015, respectively, compared with expense of $15 million and $21 million in the prior year periods. Also contributing to the decrease was lower litigation expense, higher levels of expense capitalization related to internally developed software and lower provisions associated with off-balance sheet credit exposures. These decreases were partially offset by higher outside services expense due to changing the billing process for certain third-party loan servicing costs as discussed above, higher marketing expenses and higher deposit insurance assessment fees.
Efficiency ratio  Our efficiency ratio was 68.5 percent and 74.3 percent during the three and nine months ended September 30, 2015, respectively, compared with 100.5 percent and 88.8 percent during the year-ago periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio was 74.7 percent and 79.6 percent during the three and nine months ended September 30, 2015, respectively, compared with 101.3 percent and 88.2 percent in the year-ago periods due to lower operating expenses driven by lower litigation expense, higher net interest income and higher other revenues.

HSBC USA Inc.

Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended September 30,	2015		2014
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$110	35.0%	$(10)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	9	2.9	(2)	(7.1)
Other non-deductible / non-taxable items	(2)	(0.6)	1	3.6
Items affecting prior periods(2)	(1)	(0.3)	(11)	(39.3)
Impact of foreign operations	—	—	2	7.1
Low income housing tax credit investments, net	(6)	(1.9)	(7)	(25.0)
Change in valuation allowances reserves	—	—	(3)	(10.7)
Other	1	0.3	1	3.6
Total income tax expense (benefit)	111	35.2%	$(29)	(103.6)%

Nine Months Ended September 30,	2015		2014
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$259	35.0%	$69	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	20	2.7	11	5.6
Adjustment of tax rate used to value deferred taxes(1)	49	6.6	60	30.3
Other non-deductible / non-taxable items	(4)	(0.5)	(3)	(1.5)
Items affecting prior periods(2)	(8)	(1.1)	(35)	(17.7)
Uncertain tax positions(3)	1	0.1	(181)	(91.4)
Impact of foreign operations	—	—	3	1.5
Low income housing tax credit investments, net	(17)	(2.3)	(21)	(10.6)
Change in valuation allowances reserves(4)	(6)	(0.8)	10	5.1
Other	(9)	(1.2)	1	0.5
Total income tax expense (benefit)	$285	38.5%	$(86)	(43.4)%

(1)
For 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015 as discussed further below. For 2014, the amount mainly relates to the effects of revaluing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014 which resulted in a decrease to our net deferred tax asset of approximately $75 million in the first quarter of 2014.

(2)
For 2014, the amounts relate to changes in estimates of the amount of state income taxes deductible on the federal income tax return and changes in state tax expense as a result of filing amended state tax returns upon the closing of the 2006 - 2009 federal audits.

(3)
For 2014, the amount mainly reflects the resolution and settlement with taxation authorities of certain significant state and local tax audits during the second quarter of 2014 which is discussed further below.

(4)	For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets due to New York State Tax Reform that was enacted on March 31, 2014.
The financial performance of HSBC North America and its subsidiary entities continues to improve and therefore, at September 30, 2015, reliance has been placed solely on projected future taxable income from continuing operations in our evaluation of the recognition of deferred tax assets. The change to reliance on future taxable income from continuing operations within our evaluation of the recognition of deferred tax assets did not have a significant impact on our tax provision.
On April 13, 2015, New York Governor Cuomo signed legislation related to the 2015-2016 budget containing amendments to reform New York City’s corporate tax rules. These reforms align New York City’s corporate tax rules with New York State following the changes previously enacted to the latter in 2014. The legislation is retroactively effective as of January 1, 2015, which is the same general effective date for the New York State corporate tax reform. These changes will have a significant and positive long-term impact on HSBC entities with activity taxed in New York, including us. Notwithstanding the positive long-term impact, the changes to the New York City tax rules resulted in a decrease to our net deferred tax asset of approximately $48 million in the second quarter of 2015, the period in which the rules were enacted.

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
Retail Banking and Wealth Management   Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. During the first nine months of 2015, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$192	$196	$(4)	(2.0)%
Other operating income	85	98	(13)	(13.3)
Total operating income	277	294	(17)	(5.8)
Loan impairment charges	14	11	3	27.3
Net operating income	263	283	(20)	(7.1)
Operating expenses	267	343	(76)	(22.2)
Loss before tax	$(4)	$(60)	$56	93.3%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$584	$606	$(22)	(3.6)%
Other operating income	258	315	(57)	(18.1)
Total operating income	842	921	(79)	(8.6)
Loan impairment charges	51	34	17	50.0
Net operating income	791	887	(96)	(10.8)
Operating expenses	848	920	(72)	(7.8)
Loss before tax	$(57)	$(33)	$(24)	(72.7)%
Our RBWM segment reported a lower loss before tax during the three months ended September 30, 2015 due primarily to lower operating expenses driven by adjustments to certain accruals as discussed below, partially offset by lower net interest income, lower other operating income and higher loan impairment charges. In the year-to-date period, loss before tax increased as lower operating expenses was more than offset by lower net interest income, lower other operating income and higher loan impairment charges.
Net interest income in the prior year-to-date period reflects an $11 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014. Excluding the impact of this item, net interest income was lower during the three and nine months ended September 30, 2015 due to higher amortization of deferred origination costs due to higher prepayments as well as lower net interest income from a declining home equity mortgage portfolio, partially offset by higher net interest income driven by growth in residential mortgage average outstanding balances.
Other operating income decreased in the three months ended September 30, 2015 driven by lower net hedged MSR results and lower servicing fees due to a decline in our average serviced portfolio. In the year-to-date period, other operating income decreased due primarily to a lower recovery for mortgage loan repurchase obligations associated with previously sold loans, as the prior year period reflects a release of reserves due primarily to a settlement with FHLMC which settled our liability for substantially all loans sold to FHLMC, as well as losses associated with the execution of certain Community Reinvestment Act activities and lower servicing fees.
Loan impairment charges increased during the three and nine months ended September 30, 2015 as the positive impacts from lower severity estimates due to improvements in home prices and continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent were more pronounced in the prior year. In addition, the prior year periods reflect a revision to our loss severity calculation which reduced our residential mortgage allowance for credit losses by $10 million in the third quarter of 2014. These increases were partially offset in the year-to-date period by lower loss estimates associated with the remediation of certain mortgage servicing activities and lower losses associated with advances made on behalf of borrowers.
Other operating expenses decreased in the three and nine months ended September 30, 2015 driven largely by lower expense associated with our expectation of compensatory fees payable to GSEs as the current year periods reflect a settlement of certain exposures which resulted in a benefit of $18 million and $14 million during the three and nine months ended September 30, 2015, respectively, compared with expense of $15 million and $21 million in the prior year periods. Also contributing to the decrease was lower litigation expense as well as the impact of several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas.

HSBC USA Inc.

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
New loan originations have resulted in increases in quarter-to-date average loans outstanding of 23 percent to Large Corporate customers and 26 percent to Commercial Real Estate customers as compared with the third quarter of 2014. Total quarter-to-date average loans outstanding increased 19 percent across all CMB client groups as compared with the third quarter of 2014. In addition, total quarter-to-date average deposits outstanding increased 6 percent across all CMB client groups as compared with the third quarter of 2014 which reflects executing a key strategy to grow the Payments and Cash Management business through our international network.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$214	$204	$10	4.9%
Other operating income	82	90	(8)	(8.9)
Total operating income	296	294	2.7
Loan impairment charges	24	29	(5)	(17.2)
Net operating income	272	265	7	2.6
Operating expenses	184	169	15	8.9
Profit before tax	$88	$96	$(8)	(8.3)%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$626	$593	$33	5.6%
Other operating income	230	222	8	3.6
Total operating income	856	815	41	5.0
Loan impairment charges	38	119	(81)	(68.1)
Net operating income	818	696	122	17.5
Operating expenses	538	501	37	7.4
Profit before tax	$280	$195	$85	43.6%
Our CMB segment reported a lower profit before tax during the three months ended September 30, 2015 driven by lower other operating income and higher operating expenses, partially offset by higher net interest income and lower loan impairment charges. Our CMB segment reported a higher profit before tax during the nine months ended September 30, 2015 driven by higher net interest income, higher other operating income and lower loan impairment charges, partially offset by higher operating expenses.
Net interest income increased in the three and nine months ended September 30, 2015 due to the favorable impact of higher loan balances, primarily in key growth markets, partially offset by lower yields on newly originated loans and refinanced loans and the prior year-to-date period reflects a release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014.
Other operating income in the prior year periods reflect a gain of $16 million from sale of certain commercial MSRs in the third quarter of 2014. Excluding the impact of this item, other operating income was higher during the three and nine months ended

HSBC USA Inc.

September 30, 2015 driven primarily by higher fees generated from an increase in credit commitments, gains on sales in Commercial Real Estate and higher GB&M collaboration income due to an increase in corporate derivatives and capital financing.
Loan impairment charges in the prior year reflects a revision to certain estimates used in our commercial loan impairment calculation which resulted in a loan impairment charge of approximately $22 million and $94 million during the three and nine months ended September 30, 2014, respectively. Excluding the impact of this item, loan impairment charges were higher during the three and nine months ended September 30, 2015 driven largely by higher provisions for oil and gas industry exposures.
Operating expenses increased during the three and nine months ended September 30, 2015 driven by higher salaries expense related to additional staff hired to support continued growth, higher litigation costs and higher technology and corporate function support service costs.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$142	$74	$68	91.9%
Other operating income	287	191	96	50.3
Total operating income(1)	429	265	164	61.9
Loan impairment charges	5	11	(6)	(54.5)
Net operating income	424	254	170	66.9
Operating expenses	247	553	(306)	(55.3)
Profit (loss) before tax	$177	$(299)	$476	*

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$392	$280	$112	40.0%
Other operating income	772	636	136	21.4
Total operating income(1)	1,164	916	248	27.1
Loan impairment charges	17	66	(49)	(74.2)
Net operating income	1,147	850	297	34.9
Operating expenses	770	1,031	(261)	(25.3)
Profit (loss) before tax	$377	$(181)	$558	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Credit(2)	$(32)	$(48)	$16	33.3%
Rates	12	14	(2)	(14.3)
Foreign Exchange and Metals	50	73	(23)	(31.5)
Equities	53	16	37	*
Total Global Markets	83	55	28	50.9
Capital Financing	166	66	100	*
Payments and Cash Management	100	89	11	12.4
Securities Services	3	3	—	—
Global Trade and Receivables Finance	13	11	2	18.2
Balance Sheet Management(3)	58	50	8	16.0
Debit Valuation Adjustment	11	(1)	12	*
Other(4)	(5)	(8)	3	37.5
Total operating income	$429	$265	$164	61.9%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Credit(2)	$(13)	$(22)	$9	40.9%
Rates	10	106	(96)	(90.6)
Foreign Exchange and Metals	178	216	(38)	(17.6)
Equities	127	6	121	*
Total Global Markets	302	306	(4)	(1.3)
Capital Financing	293	183	110	60.1
Payments and Cash Management	291	261	30	11.5
Securities Services	10	9	1	11.1
Global Trade and Receivables Finance	40	34	6	17.6
Balance Sheet Management(3)	228	147	81	55.1
Debit Valuation Adjustment	27	(14)	41	*
Other(4)	(27)	(10)	(17)	*
Total operating income	$1,164	$916	$248	27.1%

*	Not meaningful.

(2)
Credit includes losses of $11 million and $9 million in the three and nine months ended September 30, 2015, respectively, compared with losses of $43 million and $17 million in the three and nine months ended September 30, 2014, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)
Includes gains on the sale of securities of $11 million and $69 million in the three and nine months ended September 30, 2015, respectively, compared with gains of $26 million and $42 million in the three and nine months ended September 30, 2014, respectively.

(4)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
Our GB&M segment reported a higher profit before tax during the three and nine months ended September 30, 2015 driven by higher net interest income, higher other operating income, lower loan impairment charges and lower operating expenses.
Credit revenue improved during the three and nine months ended September 30, 2015 from the performance of legacy credit products, which was partially offset in the three month period by lower revenue from emerging markets related products. Changes in the fair value of legacy structured credit products resulted in losses of $11 million and $9 million during the three and nine months ended September 30, 2015, respectively, compared with losses of $43 million and $19 million during the prior year periods which reflect losses on the transfer of risk associated with portions of our credit derivatives portfolio in the third quarter of 2014. Included in the changes in fair value from structured credit products were increases in fair value of $12 million and $7 million during the three and nine months ended September 30, 2015, respectively, related to exposures to monoline insurance companies, compared with increases of $1 million and $14 million during the prior year periods.

HSBC USA Inc.

Revenue from Rates decreased during the three and nine months ended September 30, 2015 due to weaker revenue from emerging markets related products which were impacted by less stable economic conditions in Latin America. In addition, the year-to-date period reflects fair value adjustments on certain rate linked structured notes, including a loss recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities and the impact of movements in our own credit spreads.
Foreign Exchange and Metals revenue decreased during the three and nine months ended September 30, 2015 due to lower custody fee income from Metals following the sale of our GB&M London Branch precious metals custody and clearing business to an HSBC affiliate during the fourth quarter of 2014 as well as lower metals related client trading volumes driven by reduced investor demand.
The increase in Equities during the three and nine months ended September 30, 2015 was driven by the impact of fair value adjustments on certain equity linked structured liabilities, including the impact of movements in our own credit spreads and, in the year-to-date period, a gain recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities.
Capital Financing revenue increased significantly during the three and nine months ended September 30, 2015 primarily due to gains associated with credit default swap protection which largely reflects the hedging of a single client exposure and, to a lesser extent, higher fees and net interest income from project financing and corporate lending activities.
Payments and Cash Management revenue increased during the three and nine months ended September 30, 2015 driven by higher fees related to supporting growth initiatives in the global payments and cash management business.
Balance Sheet Management revenue increased during the three and nine months ended September 30, 2015 from increased interest income driven by higher yielding investments, partially offset by lower revenue related to the performance of economic hedge positions used to manage interest rate risk. In addition, while higher gains from asset sales contributed to the increase in the year-to-date period, gains from asset sales were lower in the three month period.
Debit valuation adjustments resulted in gains during the three and nine months ended September 30, 2015 compared with losses in the prior year periods driven by movements of both our own credit spreads and our derivative liability balances.
Other revenue was relatively flat during the three months ended September 30, 2015. In the year-to-date period, other revenue decreased reflecting lower net interest on unassigned capital and lower revenue related to transfer pricing differences.
Loan impairment charges in the prior year reflect a revision to certain estimates used in our commercial loan impairment calculation which resulted in a loan impairment charge of approximately $3 million and $23 million during the three and nine months ended September 30, 2014, respectively. Excluding the impact of this item, loan impairment charges remained lower during the three and nine months ended September 30, 2015 due primarily to higher expected loss on a single name exposure in the prior year periods and lower provisions for risk factors associated with emerging market loan exposures, partially offset by higher provisions for oil and gas industry exposures.
Operating expenses in the prior year reflects $297 million of litigation expense that was recorded during the third quarter of 2014 related to the settlement of the FHFA matter. Excluding the impact of this item, operating expenses decreased during the three months ended September 30, 2015 and increased during the nine months ended September 30, 2015. The decrease in the three month period, driven by lower litigation costs, was more than offset in the year-to-date period by higher staff costs related to growth initiatives and higher technology and corporate function support service costs.
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
Client deposit levels increased $1,915 million or 17 percent as compared with September 30, 2014. Total loans increased $709 million or 12 percent as compared with September 30, 2014 from the commercial and industrial, and residential mortgage portfolios. Overall period end client assets were $2,021 million lower than September 30, 2014 primarily due to lower institutional custody customer balances as well as lower discretionary and fiduciary portfolios which were negatively impacted by market movements.

HSBC USA Inc.

The following table provides additional information regarding client assets during the nine months ended September 30, 2015 and 2014:

Nine Months Ended September 30,	2015	2014
	(in millions)
Client assets at beginning of the period	$44,102	$44,661
Net new money	917	(164)
Value change	(2,055)	488
Client assets at end of period	$42,964	$44,985
The following table summarizes the Group Reporting Basis results for the PB segment:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$49	$47	$2	4.3%
Other operating income	26	28	(2)	(7.1)
Total operating income	75	75	—	—
Loan impairment recoveries	(1)	(4)	3	75.0
Net operating income	76	79	(3)	(3.8)
Operating expenses	62	58	4	6.9
Profit before tax	$14	$21	$(7)	(33.3)%

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income	$148	$152	$(4)	(2.6)%
Other operating income	77	78	(1)	(1.3)
Total operating income	225	230	(5)	(2.2)
Loan impairment recoveries	(2)	(9)	7	77.8
Net operating income	227	239	(12)	(5.0)
Operating expenses	178	174	4	2.3
Profit before tax	$49	$65	$(16)	(24.6)%
Our PB segment profit before tax decreased during the three and nine months ended September 30, 2015 primarily due to lower other operating income, lower loan impairment recoveries and higher operating expenses and, in the year-to-date period, lower net interest income.
Net interest income increased during the three months ended September 30, 2015 driven primarily by loan growth. This increase was more than offset in the year-to-date period by a one-time gain in the prior year period related to the recognition of deferred revenue on a prepaid troubled debt restructuring loan.
Other operating income decreased during the three and nine months ended September 30, 2015 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment recoveries were lower during the three and nine months ended September 30, 2015 as the prior year periods reflect recoveries related to the payoff of a troubled debt restructuring loan and releases of reserves due to paydowns.
Operating expenses increased during the three and nine months ended September 30, 2015 reflecting higher litigation costs and higher technology and corporate function support service costs.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(5)	$(2)	$(3)	*
Gain (loss) on own fair value option debt attributable to credit spread	96	7	89	*
Other operating income	13	16	(3)	(18.8)
Total operating income	104	21	83	*
Loan impairment charges	—	—	—	—
Net operating income	104	21	83	*
Operating expenses	37	30	7	23.3
Profit (loss) before tax	$67	$(9)	$76	*

			Increase (Decrease)
Nine Months Ended September 30,	2015	2014	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(16)	$63	$(79)	*
Gain (loss) on own fair value option debt attributable to credit spread	214	(20)	234	*
Other operating income	52	30	22	73.3
Total operating income	250	73	177	*
Loan impairment charges	—	—	—	—
Net operating income	250	73	177	*
Operating expenses	114	83	31	37.3
Profit (loss) before tax	$136	$(10)	$146	*

*	Not meaningful.
Net interest income in the prior year-to-date period reflects an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities in the second quarter of 2014. Excluding the impact of this item, profit (loss) before tax improved during the three and nine months ended September 30, 2015 due primarily to higher operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected and, in the year-to-date period, higher rental income from affiliates. These improvements were partially offset by higher operating expenses driven largely by higher staff costs and higher technology and corporate function support service costs.
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
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as TDR Loans, probable losses are estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to account management actions, such as the re-age of accounts or modification arrangements. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 20-35 percent for residential mortgages and 70-100 percent for home equity mortgages. At September 30, 2015, approximately 1 percent of our second lien home equity mortgages where the first lien residential mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent, were less than 90 days delinquent and were not considered to be a TDR Loan or already recorded at fair value less costs to sell.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2014 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2014 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2015.
The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2015	June 30, 2015	December 31, 2014
	(dollars are in millions)
Allowance for credit losses	$678	$648	$680
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	.90%	.84%	.92%
Affiliates	—	—	—
Total commercial	.82	.78	.85
Consumer:
Residential mortgages	.45	.48	.64
Home equity mortgages	1.53	1.60	1.79
Credit cards	4.84	4.77	5.42
Other consumer	1.96	1.95	2.04
Total consumer	.72	.75	.96
Total	.80%	.77%	.87%
Net charge-offs:(2)
Commercial(3)	888%	663%	1,538%
Consumer	213	178	229
Total	530%	405%	596%
Nonperforming loans:(1)(4)
Commercial	368%	444%	351%
Consumer	17	17	20
Total	66%	65%	63%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at September 30, 2015 and June 30, 2015 reflect year-to-date net charge-offs, annualized. Ratio at December 31, 2014 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended September 30, 2015 and June 30, 2015 and the year ended December 31, 2014 was 107 months, 81 months and 185 months, respectively. The net charge-off coverage ratio represents the allowance for credit losses at period end divided by average monthly net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

HSBC USA Inc.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and nine months ended September 30, 2015 and 2014.
The allowance for credit losses at September 30, 2015 increased $30 million or 5 percent as compared with June 30, 2015 and decreased $2 million or less than 1 percent as compared with December 31, 2014 as higher loss estimates in our commercial loan portfolio were partially offset in the three month period and more than offset in the nine month period by lower loss estimates in our consumer loan portfolio.
Our commercial allowance for credit losses increased $36 million or 7 percent as compared with June 30, 2015 and increased $41 million or 8 percent as compared with December 31, 2014 reflecting higher reserves associated with oil and gas industry loan exposures, loan growth and downgrades reflecting weaknesses in the financial circumstances of certain customer relationships. These increases were partially offset by lower provisions for risk factors associated with emerging market loan exposures and, in the year-to-date period, lower specific customer provisions driven largely by charge-offs related to a single customer relationship and releases of reserves associated with maturities of lower quality loans and managed reductions in certain exposures.
Our consumer allowance for credit losses decreased $6 million or 4 percent as compared with June 30, 2015 and decreased $43 million or 23 percent as compared with December 31, 2014 reflecting lower loss estimates in our residential mortgage and home equity mortgage loan portfolios driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio as well as, in the year-to-date period, lower loss estimates associated with the remediation of certain mortgage servicing activities and a lower allowance for credit losses in our credit card portfolio reflecting lower receivable levels and improved delinquency roll rates.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at September 30, 2015 was flat as compared with June 30, 2015 and decreased as compared with December 31, 2014. The decrease in the year-to-date period was due to a decrease in the consumer loan percentage for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with June 30, 2015 and decreased as compared with December 31, 2014. The increase in the quarter-to-date period, driven by lower dollars of net charge-offs in both our commercial and consumer loan portfolios as well as an increase in our overall allowance for credit losses for the reasons discussed above, was more than offset in the year-to-date period by higher dollars of net charge-offs in our commercial loan portfolio.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans
	September 30, 2015		June 30, 2015		December 31, 2014
	(dollars are in millions)
Commercial(1)	$533	76.2%	$497	76.1%	$492	74.7%
Consumer:
Residential mortgages	79	20.6	83	20.6	107	21.4
Home equity mortgages	25	1.9	27	2.0	32	2.3
Credit cards	33.8		33.8		39.9
Other consumer	8.5		8.5		10.7
Total consumer	145	23.8	151	23.9	188	25.3
Total	$678	100.0%	$648	100.0%	$680	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	September 30, 2015	June 30, 2015	December 31, 2014
	(in millions)
Off-balance sheet credit risk reserve	$69	$70	$68
Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	September 30, 2015	June 30, 2015	December 31, 2014
	(dollars are in millions)
Delinquent loans:
Commercial	$40	$49	$41
Consumer:
Residential mortgages(1)(2)	868	903	1,013
Home equity mortgages(1)(2)	54	56	62
Credit cards	13	13	14
Other consumer	13	11	14
Total consumer	948	983	1,103
Total	$988	$1,032	$1,144
Delinquency ratio:
Commercial	.06%	.08%	.07%
Consumer:
Residential mortgages(1)(2)	4.97	5.23	6.07
Home equity mortgages(1)(2)	3.29	3.32	3.48
Credit cards	1.91	1.88	1.94
Other consumer	2.64	2.21	2.52
Total consumer	4.67	4.88	5.59
Total	1.16%	1.23%	1.46%

(1)
At September 30, 2015, June 30, 2015 and December 31, 2014, consumer mortgage loan delinquency includes $794 million, $873 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $3 million, $4 million and $5 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	September 30, 2015	June 30, 2015	December 31, 2014
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$67	$66	$63
ARM loans	249	260	280
Delinquency ratio:
Interest-only loans	1.84%	1.81%	1.78%
ARM loans	2.06	2.18	2.43
Compared with June 30, 2015 and December 31, 2014, our two-months-and-over contractual delinquency ratio decreased 7 basis points and 30 basis points, respectively, driven by lower dollars of two-months-and-over contractual delinquency in both our consumer and commercial loan portfolios and higher outstanding loan balances, primarily in our commercial loan portfolio. Our

HSBC USA Inc.

consumer loan two-month-and-over contractual delinquency ratio decreased 21 basis points and 92 basis points from June 30, 2015 and December 31, 2014, respectively, due primarily to lower levels of residential mortgage loan delinquency, driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to Real Estate Owned remaining in loan account and, consequently, in delinquency. Compared with June 30, 2015 and December 31, 2014, our commercial two-months-and-over contractual delinquency ratio decreased 2 basis points and 1 basis point, respectively, due to higher outstanding loan balances and lower levels of commercial loan delinquency. Commercial loan delinquency was lower in the three month period due to the transfer of a delinquent loan to the held for sale portfolio.
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
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	September 30, 2015	June 30, 2015	September 30, 2014
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(1)	$(2)	$(1)
Business and corporate banking	9	33	3
Global banking	—	—	—
Other commercial	—	—	(3)
Total commercial	8	31	(1)
Consumer:
Residential mortgages	1	6	6
Home equity mortgages	—	2	1
Credit cards	7	6	8
Other consumer	1	4	2
Total consumer	9	18	17
Total	$17	$49	$16
Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.03)%	(.07)%	(.04)%
Business and corporate banking	.18	.67	.07
Global banking	—	—	—
Other commercial	—	—	(.41)
Total commercial	.05	.20	(.01)
Consumer:
Residential mortgages	.02	.14	.15
Home equity mortgages	—	.47	.21
Credit cards	4.11	3.51	4.71
Other consumer	.73	3.78	1.74
Total consumer	.18	.36	.35
Total	.08%	.24%	.09%
 Our net charge-off ratio as a percentage of average loans for the quarter ended September 30, 2015 decreased 16 basis points compared with the quarter ended June 30, 2015 due to lower levels of net charge-offs in both our commercial and consumer loan

HSBC USA Inc.

portfolios and higher outstanding average loan balances. The decrease in commercial net charge-offs reflects lower charge-offs in business and corporate banking driven by charge-offs related to a single customer relationship during the second quarter of 2015. The decrease in consumer net charge-offs was driven by lower charge-offs in residential mortgages and home equity mortgages due to continued improvement in economic and credit conditions including the impact of lower levels of delinquency on accounts less than 180 days delinquent and continued improvements in housing market conditions.
Compared with the year-ago quarter, our net charge-off ratio as a percentage of average loans decreased 1 basis point due to a lower level of net charge-offs in our consumer loan portfolio for the reasons discussed above and higher outstanding average loan balances which were largely offset by a higher level of net charge-offs in our commercial loan portfolio largely driven by higher charge-offs in business and corporate banking.
Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2015	June 30, 2015	December 31, 2014
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$49	$64	$65
Business and corporate banking	74	47	74
Global banking	21	—	—
Commercial nonaccrual loans held for sale	58	30	43
Total commercial	202	141	182
Consumer:
Residential mortgages(1)(2)(3)	790	798	847
Home equity mortgages(1)(2)	67	70	68
Consumer nonaccrual loans held for sale	3	3	4
Total consumer	860	871	919
Total nonaccruing loans	1,062	1,012	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	9	9	10
Other consumer	10	9	10
Total consumer	19	18	20
Total accruing loans contractually past due 90 days or more	20	19	21
Total nonperforming loans	1,082	1,031	1,122
Other real estate owned(4)	30	29	31
Total nonperforming assets	$1,112	$1,060	$1,153

(1)
At September 30, 2015, June 30, 2015 and December 31, 2014, nonaccrual consumer mortgage loans include $740 million, $755 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes less than $1 million, less than $1 million and $1 million of commercial other real estate owned at September 30, 2015, June 30, 2015 and December 31, 2014, respectively.
Nonaccrual loans at September 30, 2015 increased as compared with both June 30, 2015 and December 31, 2014 due to higher levels of commercial nonaccrual loans, partially offset by lower levels of consumer nonaccrual loans. The increase in commercial nonaccrual loans was largely driven by the downgrade of a single oil and gas industry customer relationship in global banking as well as other downgrades reflecting weaknesses in the financial circumstances of certain business and corporate banking customer relationships. Our consumer nonaccrual loans decreased compared with both June 30, 2015 and December 31, 2014 driven primarily by lower residential mortgage nonaccrual loans due to continued improvements in economic and credit conditions. Residential

HSBC USA Inc.

mortgage nonaccrual loan levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more remained relatively flat compared with June 30, 2015 and December 31, 2014.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2014 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans, as well as certain other commercial credit quality indicators.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2015 and December 31, 2014. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2015	December 31, 2014
	(in millions)
Interest-only residential mortgage loans	$3,640	$3,531
ARM loans(1)	12,114	11,532

(1)	During the remainder of 2015 and during 2016, approximately $36 million and $361 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $16 million and $18 million at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015	December 31, 2014
	(in millions)
Closed end:
First lien	$17,460	$16,661
Second lien	93	111
Revolving(1)	1,546	1,673
Total	$19,099	$18,445

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at September 30, 2015 and December 31, 2014, respectively, for certain loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2015:
New York State	30.3%	33.1%
California	22.6	36.1
North Central United States	3.3	4.4
North Eastern United States, excluding New York State	9.6	9.0
Southern United States	28.2	13.1
Western United States, excluding California	6.0	4.3
Total	100.0%	100.0%
December 31, 2014:
New York State	34.7%	33.5%
California	21.8	34.0
North Central United States	3.8	5.1
North Eastern United States, excluding New York State	7.9	9.3
Southern United States	26.7	13.8
Western United States, excluding California	5.1	4.3
Total	100.0%	100.0%
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

	September 30, 2015	December 31, 2014
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure(1)	$37,800	$41,449
Less: collateral held against exposure	7,199	8,204
Net credit risk exposure	$30,601	$33,245

(1)
At September 30, 2015, total credit risk exposure is calculated under the Basel III Standardized Approach which came into effect on January 1, 2015, replacing the Basel I risk-based approach used in 2014.

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
During the first nine months of 2015, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
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
Interest Bearing Deposits with Banks  totaled $22,300 million and $30,807 million at September 30, 2015 and December 31, 2014, respectively, of which $21,209 million and $29,445 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $20,423 million and $1,413 million at September 30, 2015 and December 31, 2014, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.

HSBC USA Inc.

Trading Assets includes securities totaling $9,624 million and $13,498 million at September 30, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $50,416 million and $43,609 million at September 30, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings  totaled $8,948 million and $12,795 million at September 30, 2015 and December 31, 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $131,450 million and $116,118 million at September 30, 2015 and December 31, 2014, respectively, which included $94,338 million and $84,486 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $33,018 million at September 30, 2015 from $27,524 million at December 31, 2014. The following table presents the maturities of long-term debt at September 30, 2015:

(in millions)
2015	$296
2016	3,967
2017	5,507
2018	7,637
2019	2,783
Thereafter	12,828
Total	$33,018
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2015 and 2014:

Nine Months Ended September 30,	2015	2014
	(in millions)
Long-term debt issued	$15,798	$4,997
Long-term debt repaid	(9,383)	(2,921)
Net long-term debt issued	$6,415	$2,076
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2015. During the second quarter of 2015, HSBC USA exercised the option to call its remaining junior subordinated debentures previously issued by HSBC USA to three separate capital trusts, totaling $560 million. See Note 15, "Retained Earnings and Regulatory Capital Requirements," for additional details.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At September 30, 2015, we were authorized to issue up to $30,000 million, of which $7,582 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program of which $15,756 million was available at September 30, 2015.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2015, long-term debt included $5,600 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further borrowings of up to $11,980 million.
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
Common Equity  During the first quarter of 2015, HSBC USA repaid $4,000 million of senior long-term debt previously issued to HSBC North America and HSBC Bank USA repaid $900 million of subordinated long-term debt previously issued to HSBC USA. In conjunction with these repayments, HSBC USA received a capital contribution of $4,000 million from its immediate parent, HNAI, in exchange for one share of common stock and HSBC USA made capital contributions to its subsidiary, HSBC Bank USA, of $2,400 million in exchange for two shares of common stock and $2,500 million in exchange for 250 shares of non-

HSBC USA Inc.

cumulative preferred stock. These capital actions were taken to support our growth strategy and to strengthen the Basel III regulatory capital positions of both HSBC USA and HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of September 30, 2015 and December 31, 2014. In managing capital, we develop targets for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average consolidated assets (this latter ratio, also known as the "Tier 1 leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above. The following table summarizes selected capital ratios for HSBC USA with detailed explanation below. The improvement in the capital ratios since December 31, 2014 reflects the capital actions discussed above.

	September 30, 2015	December 31, 2014
Total capital to risk weighted assets(1)	16.33%	15.78%
Tier 1 capital to risk weighted assets(1)	12.71	11.41
Common equity Tier 1 capital to risk weighted assets(1)	12.05	10.33
Tier 1 capital to average consolidated assets (Tier 1 leverage ratio)	9.52	8.54
Total equity to total assets	10.19	9.14

(1)	Risk weighted assets are calculated under the Basel III Standardized Approach which came into effect on January 1, 2015, replacing the Basel I risk-based approach used in 2014.
HSBC USA manages capital in accordance with HSBC Group policy. The HSBC North America Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. The HSBC North America ICAAP applies to HSBC Bank USA and evaluates regulatory capital adequacy, economic capital adequacy and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations and maintain sufficient regulatory capital ratios.
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
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. HSBC North America submitted its IHC implementation plan to the FRB on December 31, 2014. Under the final rule, an IHC may calculate its risk-based and leverage capital requirements solely under the Standardized Approach, even if the IHC meets the asset thresholds that would require a bank holding company

HSBC USA Inc.

to use the Advanced Approach ($250 billion or more in total consolidated assets or $10 billion or more of foreign exposures). IHCs will be subject to all other risk-based capital requirements, including the SLR, stress testing requirements, enhanced risk management standards, and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016. The implementation of these requirements of the final rule is not expected to have a significant impact on our processes and operations since we already meet several of the requirements. In accordance with the final rule, HSBC North America received approval from the FRB to opt out of the Advanced Approach in December 2014 and HSBC Bank USA received approval from the OCC to opt out of the Advanced Approach in June 2015. HSBC North America and HSBC Bank USA will, however, remain subject to the other capital requirements applicable to advanced approach banking organizations, including the SLR and the countercyclical capital buffer discussed above.
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
2015 Funding Strategy  Our current estimate for funding needs and sources for 2015 are summarized in the following table:

	Actual January 1 through September 30, 2015	Estimated October 1 through December 31, 2015	Estimated Full Year 2015
	(in billions)
Funding needs:
Net loan growth	$7	$1	$8
Net change in short term investments and securities	17	(5)	12
Trading and other assets	(5)	3	(2)
Total funding needs	$19	$(1)	$18
Funding sources:
Net change in deposits	$15	$(4)	$11
Trading and other short term liabilities	(6)	2	(4)
Net change in long-term debt	6	1	7
Shareholders' equity	4	—	4
Total funding sources	$19	$(1)	$18
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

	Balance at September 30, 2015
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2014
	(in millions)
Standby letters of credit, net of participations(1)	$6,541	$2,421	$70	$9,032	$8,441
Commercial letters of credit	355	168	—	523	659
Credit derivatives(2)	24,754	72,760	4,889	102,403	117,768
Other commitments to extend credit:
Commercial(3)	18,265	62,081	4,443	84,789	80,226
Consumer	7,481	—	—	7,481	6,821
Total	$57,396	$137,430	$9,402	$204,228	$213,915

(1)	Includes $897 million and $937 million issued for the benefit of HSBC affiliates at September 30, 2015 and December 31, 2014, respectively.

(2)	Includes $42,902 million and $32,688 million issued for the benefit of HSBC affiliates at September 30, 2015 and December 31, 2014, respectively.

(3)	Includes $5,137 million and $3,606 million issued for the benefit of HSBC affiliates at September 30, 2015 and December 31, 2014, respectively.
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

HSBC USA Inc.

The following tables present information on our liquidity facilities with Regency at September 30, 2015. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$3,097	$1,955	12	$1,873	12

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	48%	74%	15%	—%	—%	—%
Trade receivables	37	—	85	100	—	—
Equipment loans	15	26	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at September 30, 2015.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. At September 30, 2015, the undrawn facility has been reduced to CAD $77 million from CAD $112 million at December 31, 2014.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $157 million and a decrease of $232 million in the fair value of financial liabilities during the three and nine months ended September 30, 2015, respectively, compared with a decrease of $22 million and a decrease of $28 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the nine months ended September 30, 2015 should not be considered indicative of the results for any future period.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2015 and December 31, 2014, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, subprime mortgage

HSBC USA Inc.

loans held for sale, certain corporate debt securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.
See Note 18, "Fair Value Measurements" in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2015 and 2014.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(dollars are in millions)
Level 3 assets(1)(2)	$3,572	$3,810
Total assets measured at fair value(3)	129,661	122,473
Level 3 liabilities	2,727	2,863
Total liabilities measured at fair value(1)	97,128	90,892
Level 3 assets as a percent of total assets measured at fair value	2.8%	3.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.8%	3.1%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,529 million of recurring Level 3 assets and $43 million of non-recurring Level 3 assets at September 30, 2015. Includes $3,752 million of recurring Level 3 assets and $58 million of non-recurring Level 3 assets at December 31, 2014.

(3)
Includes $129,406 million of assets measured on a recurring basis and $255 million of assets measured on a non-recurring basis at September 30, 2015. Includes $122,155 million of assets measured on a recurring basis and $318 million of assets measured on a non-recurring basis at December 31, 2014.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $12 million and $7 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and nine months ended September 30, 2015, respectively, compared with positive adjustments of $1 million and $14 million during the three and nine months ended September 30, 2014, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $46 million and $53 million against our monoline exposure at September 30, 2015 and December 31, 2014, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $174 million and $204 million at September 30, 2015 and December 31, 2014, respectively.
See Note 18, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2015 and 2014 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $59 million or a decrease of the overall fair value measurement of approximately $110 million as of September 30, 2015. The effect of changes in significant unobservable input parameters are primarily driven by mortgage servicing rights, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of September 30, 2015:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$22
	Residential mortgages - Alt A	65
	Residential mortgages - Subprime	1
	Total AAA	88
AA	Other	41
A	Residential mortgages - Alt A	6
	Residential mortgages - Subprime	47
	Home equity - Alt A	79
	Student loans	88
	Other	52
	Total A	272
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	233
	Total BBB	235
CCC	Residential mortgages - Subprime	6
		$642

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
Liquidity Risk Management  During the third quarter of 2015, we established an independent risk management function for liquidity as required by the enhanced prudential standards of the FRB. In addition to the oversight provided by ALCO, Liquidity Risk Management ("LRM") is an oversight function for liquidity which independently reports into the Chief Risk Officer. LRM’s primary mandate is to strengthen our liquidity risk management framework through challenge and review of existing processes and recommending areas that need improvement to the Risk Management Committee. LRM serves as an advisory function to senior management to ensure front line units with direct responsibility for managing liquidity risk are operating within their operating guidelines and defined risk appetite parameters. The LRM oversight mandate will be carried out through assessing processes related to liquidity risk identification, informed monitoring and designing a control framework as a second line of defense. There have been no other material changes to our approach towards liquidity risk management since December 31, 2014. See “Risk Management” in MD&A in our 2014 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continuously monitor the impact of market events on our liquidity positions and continue to adapt our liquidity framework to reflect market events and the evolving regulatory landscape and view as to best practices. Current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.
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
As part of our liquidity management framework, stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons. At September 30, 2015, our one-month and three-month stressed coverage ratios were 121 percent and 110 percent, respectively. At December 31, 2014, our one-month and three-month stressed coverage ratios were 111 percent and 104 percent, respectively. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
In addition, the Asset and Liability Management Committee monitors the ratio of Advances to Core Funding ("ACF"). The ACF ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be "core" in accordance with HSBC policy and debt with at least 12 months until maturity) are utilized in providing loans to customers. We are required to maintain an ACF ratio below 120 percent. At September 30, 2015 and December 31, 2014, our ACF ratio was 90 percent and 101 percent, respectively.
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
In September 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the U.S., applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. At September 30, 2015, HSBC Bank USA's LCR ratio under the final U.S. LCR rule was 122 percent. HSBC Bank USA's LCR is calculated based on our current interpretation and understanding of the U.S. LCR rule and may differ in future periods depending on further implementation guidance from our regulators. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the

HSBC USA Inc.

NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR's scheduled global implementation by January 1, 2018.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2015:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA:
Short-term borrowings	P-1	A-1	F1+	R-1 (low)
Long-term/senior debt	A2	A	AA-	A (high)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	Aa3(2)	AA-	AA-	A (high)

(1)	Dominion Bond Rating Service.

(2)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at September 30, 2015.
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
In May 2015, Moody's took various rating agency actions on certain U.S. banks, including HSBC USA and HSBC Bank USA, following a review associated with the publication of its revised bank rating methodology. As a result of this review, the senior debt rating of HSBC Bank USA was upgraded to Aa3, the long-term deposit rating of HSBC Bank USA was upgraded to Aa2 and the senior debt rating of HSBC USA was re-affirmed. As part of this review, Moody's issued new counterparty risk ratings which are distinct from debt, deposit or issuer ratings in that they measure default probability rather than expected loss, and apply to counterparty obligations and contractual commitments rather than debt or deposit instruments. The new ratings provide an opinion on a bank's counterparty risk related to its covered bonds, contractual performance obligations (e.g. servicing), derivatives (e.g. swaps), letters of credit, certain guarantees and liquidity facilities. The short-term and long-term counterparty risk ratings issued for HSBC Bank USA were P-1 and A1, respectively.
In September 2015, DBRS downgraded a number of banking groups in Europe, including HSBC, following a review of developments in European regulation and legislation which provide less certainty about the likelihood of timely systemic support. As a result of this review, the senior debt ratings of both HSBC USA and HSBC Bank USA, the subordinated debt ratings of both HSBC USA and HSBC Bank USA and the short-term instrument rating of HSBC USA were all downgraded by one notch to A (high), A and R-1 (low), respectively. As part of this review, the short-term instrument rating of HSBC Bank USA was re-affirmed.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not be changed in the future. As of September 30, 2015, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.

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
Present value of a basis point ("PVBP")  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	2.1	4.8
Net interest income simulation modeling techniques  are utilized to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various scenarios, such as rate shock scenarios, which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis points over a twelve month period. The following table reflects the impact on projected net interest income of the scenarios utilized by these modeling techniques:

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on October 1 and January 1):
Resulting from a gradual 100 basis point increase in the yield curve	$259	10%	$162	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(217)	(8)	(234)	(9)
Resulting from a gradual 200 basis point increase in the yield curve	472	18	283	11
Resulting from a gradual 200 basis point decrease in the yield curve	(444)	(17)	(442)	(18)
Other significant scenarios monitored (reflects projected rate movements on October 1 and January 1):
Resulting from an immediate 50 basis point decrease in the yield curve(1)	(193)	(8)	(216)	(9)
Resulting from an immediate 100 basis point increase in the yield curve	386	15	247	10
Resulting from an immediate 100 basis point decrease in the yield curve	(346)	(13)	(381)	(15)
Resulting from an immediate 200 basis point increase in the yield curve	701	27	432	18
Resulting from an immediate 200 basis point decrease in the yield curve	(544)	(21)	(627)	(25)

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

HSBC USA Inc.

Capital Risk/Sensitivity of Other Comprehensive Income (Loss)  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: total shareholders' equity to total assets and common equity Tier 1 capital to risk weighted assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. As of September 30, 2015, we had an available-for-sale securities portfolio of approximately $35,937 million with a positive mark-to-market adjustment of $81 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $272 million to a net loss of $191 million with the following results on our capital ratios:

	September 30, 2015		December 31, 2014
	Actual	Proforma(1)	Actual	Proforma(1)
Total shareholders' equity to total assets	10.19%	10.12%	9.14%	9.10%
Common equity Tier 1 capital to risk weighted assets	12.05	11.98	10.33	10.27

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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

HSBC USA Inc.

Trading Portfolios  Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps, credit derivatives, precious metals (i.e. gold, silver, platinum) in both North America and emerging markets.
Daily VaR (trading portfolios), 99% 1 day (in millions):
The following table summarizes our trading VaR for the nine months ended September 30, 2015:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At September 30, 2015	$4	$5	$7	$(9)	$7

Nine Months Ended September 30, 2015
Average	5	4	8	(10)	7
Maximum	6	10	15		10
Minimum	3	2	4		3

At December 31, 2014	$5	$3	$6	$(8)	$6

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

Backtesting In the nine months ended September 30, 2015, we experienced two backtesting exceptions. The first loss exception occurred in January when the Swiss Central Bank surprised the markets and lifted the Swiss Franc currency peg to the Euro. This move of the currency pair was more extreme than any dates used in the historical VaR calculation. The second loss exception occurred in August when losses were incurred due to extreme market volatility stemming out of Asia.
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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2015:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At September 30, 2015	$40	$31	$(20)	$52

Nine Months Ended September 30, 2015
Average	45	29	(22)	53
Maximum	65	37		65
Minimum	30	24		38

At December 31, 2014	$47	$26	$(28)	$45

(1)	Refer to the Trading VaR table above for additional information.
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
The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

HSBC USA Inc.

	September 30, 2015	December 31, 2014
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1 and January 1):
Value of hedged MSRs portfolio	$130	$159
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	—	—
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(4)
Calculated change in net market value	—	—
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(6)
Calculated change in net market value	1	3
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the nine months ended September 30, 2015. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	9	30	—	—
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of $3 million and $9 million during the three and nine months ended September 30, 2015, respectively, and increases to interest income on securities of $3 million and $12 million during the three and nine months ended September 30, 2014, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2015 included fees of $18 million and $51 million, respectively, compared with fees of $14 million and $48 million during the three and nine months ended September 30, 2014, respectively.

Three Months Ended September 30,	2015			2014
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$35,035	$23.26%		$27,435	$19.27%
Federal funds sold and securities purchased under resale agreements	5,781	7.45		1,488	3.73
Trading securities	10,340	75	2.87	9,810	63	2.57
Securities	48,743	237	1.94	43,474	185	1.69
Loans:
Commercial	64,318	356	2.20	53,982	304	2.23
Consumer:
Residential mortgages	17,382	143	3.28	16,320	138	3.37
Home equity mortgages	1,660	14	3.22	1,875	16	3.37
Credit cards	681	18	10.73	679	18	10.44
Other consumer	496	8	5.83	526	7	5.16
Total consumer	20,219	183	3.59	19,400	179	3.66
Total loans	84,537	539	2.53	73,382	483	2.61
Other	2,563	15	2.33	3,118	9	1.26
Total interest earning assets	186,999	$896	1.90%	158,707	$762	1.91%
Allowance for credit losses	(644)			(621)
Cash and due from banks	843			938
Other assets	13,719			19,932
Total assets	$200,917			$178,956
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$49,079	$31.25%		$42,355	$13.12%
Time deposits	28,619	43.61		18,233	21.45
Other interest bearing deposits	4,263	—	—	4,170	1.11
Foreign deposits:
Foreign banks deposits	7,056	2.09		6,270	—	.02
Other interest bearing deposits	3,218	1.14		6,432	2.10
Total interest bearing deposits	92,235	77.33		77,460	37.19
Short-term borrowings	10,750	13.43		16,037	11.28
Long-term debt	32,332	184	2.26	25,000	165	2.63
Total interest bearing deposits and debt	135,317	274.80		118,497	213.71
Tax liabilities and other	631	2	2.06	627	3	1.63
Total interest bearing liabilities	135,948	276.81		119,124	216.72
Net interest income/Interest rate spread		$620	1.09%		$546	1.19%
Noninterest bearing deposits	33,485			30,653
Other liabilities	10,709			12,223
Total shareholders’ equity	20,775			16,956
Total liabilities and shareholders’ equity	$200,917			$178,956
Net interest margin on average earning assets			1.31%			1.37%
Net interest income to average total assets			1.22%			1.21%

HSBC USA Inc.

Nine Months Ended September 30,	2015			2014
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$33,689	$65.26%		$25,454	$51.26%
Federal funds sold and securities purchased under resale agreements	3,626	13.46		1,421	7.68
Trading securities	12,390	261	2.81	11,473	176	2.05
Securities	48,318	666	1.84	49,209	595	1.62
Loans:
Commercial	62,507	1,010	2.16	51,885	886	2.28
Consumer:
Residential mortgages	17,137	426	3.33	16,100	410	3.41
Home equity mortgages	1,703	42	3.29	1,924	49	3.39
Credit cards	678	55	10.88	684	52	10.21
Other consumer	512	22	5.69	542	21	5.20
Total consumer	20,030	545	3.64	19,250	532	3.70
Total loans	82,537	1,555	2.52	71,135	1,418	2.67
Other	2,840	44	2.05	3,329	31	1.24
Total interest earning assets	183,400	$2,604	1.90%	162,021	$2,278	1.88%
Allowance for credit losses	(674)			(590)
Cash and due from banks	864			945
Other assets	15,290			20,778
Total assets	$198,880			$183,154
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$45,567	$66.19%		$42,800	$38.12%
Time deposits	27,506	101.49		17,217	60.46
Other interest bearing deposits	4,421	3.10		4,097	4.12
Foreign deposits:
Foreign banks deposits	6,894	3.05		7,138	1.03
Other interest bearing deposits	3,890	4.13		5,826	5.11
Total interest bearing deposits	88,278	177.27		77,078	108.19
Short-term borrowings	14,861	35.30		22,214	27.17
Long-term debt	31,036	524	2.26	23,422	487	2.78
Total interest bearing deposits and debt	134,175	736.73		122,714	622.68
Tax liabilities and other	718	10	1.88	952	(91)	(12.87)
Total interest bearing liabilities	134,893	746.74		123,666	531.57
Net interest income/Interest rate spread		$1,858	1.16%		$1,747	1.31%
Noninterest bearing deposits	31,907			30,188
Other liabilities	12,371			12,466
Total shareholders’ equity	19,709			16,834
Total liabilities and shareholders’ equity	$198,880			$183,154
Net interest margin on average earning assets			1.35%			1.44%
Net interest income to average total assets			1.25%			1.28%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies and have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
At September 30, 2015, the HSBC Group had 10 loans outstanding to an Iranian petrochemical company. These loans are supported by the following countries' official export credit agencies: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea, and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. All repayments made by the company have been received under a license or an authorization from the relevant authorities.
Bank Melli acted as a sub-participant in two of the aforementioned loans to the Iranian petrochemical company. No payments have been made to Bank Melli in the third quarter of 2015. One of the loans to the Iranian petrochemical company, supported by

HSBC USA Inc.

the Spanish Export Credit Agency, was fully repaid in the third quarter of 2015. Bank Saderat acted as a sub-participant on the loan and the final repayment due to the bank was paid into a frozen account. The repayment was made under a license or authorization from the relevant competent authority.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the third quarter of 2015, which includes interest and fees, was approximately $82,000, and net estimated profit was approximately $70,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran was a target of U.S. sanctions, it does not intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations.
The HSBC Group received no measurable gross revenue for the third quarter of 2015 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not intend to provide any new guarantees or counter indemnities involving Iran. One was canceled during the third quarter of 2015 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S. -sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license authorizing the HSBC Group to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in the third quarter of 2015. Estimated counter revenue to the HSBC Group in the third quarter of 2015 for this financial institution, which includes fees and/or commissions, was approximately $(40,300). This customer relationship has generated negative revenue to the HSBC Group, given the European Central Bank's negative interest rate. The HSBC Group is currently paying the negative interest rate on behalf of this institution. In the second quarter of 2015, the U.K. government issued a license to the HSBC Group to collect the negative interest rate from this institution and will commence collecting the negative interest rate in the fourth quarter of 2015.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank's employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue to the HSBC Group in the third quarter of 2015 generated by this pension scheme, which includes fees and/or commissions, was approximately $710.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual sanctioned under Executive Order 13224, and by the United Kingdom and the U.N. Security Council. Activity on this account in the third quarter of 2015 was permitted by a license issued by the U.K. government. There was no measurable gross revenue or net profit generated in the third quarter of 2015.
Other activity The HSBC Group holds a lease of branch premises in London which it entered into in 2005 and is due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and is in the process of exiting the property. The HSBC Group closed the branch in the third quarter of 2014 and will terminate the relationship with the lessor in 2015. There was no gross revenue or net profit to HSBC in the third quarter of 2015.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2015. In the third quarter of 2015, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to the HSBC Group or HSBC Bank USA.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Equity securities available-for-sale 11
by business segment 45	Estimates and assumptions 9
consolidated average balances 137	Executive overview 80
fair value measurements 57	Fair value measurements:
nonperforming 19, 24, 26, 116	assets and liabilities recorded at fair value on a recurring basis 61
trading 10, 87	assets and liabilities recorded at fair value on a non-recurring basis 70
Asset-backed commercial paper conduits 50	control over valuation process 126
Asset-backed securities 11, 61, 73, 128	financial instruments 59
Balance sheet:	hierarchy 57, 126
consolidated 5	transfers into/out of level one and two 63
consolidated average balances 137	transfers into/out of level two and three 63
review 84	valuation techniques 71
Basel I 121	Fiduciary risk 129, 136
Basel II 121	Financial assets:
Basel III 48, 121	designated at fair value 36
Basis of reporting 83	reclassification under IFRSs 46, 83
Business:	Financial highlights metrics 80
consolidated performance review 80	Financial liabilities:
Capital:	designated at fair value 36
2015 funding strategy 123	fair value of financial liabilities 59
common equity movements 120	Forward looking statements 78
consolidated statement of changes 7	Funding 123
regulatory capital 47	Gain on instruments designated at fair value and related derivatives 38
selected capital ratios 48, 81, 121, 133	Gains (losses) from securities 15, 93
Cash flow (consolidated) 8	Global Banking and Markets 46, 105
Cautionary statement regarding forward-looking statements 78	Geographic concentration of receivables 118
Collateral — pledged assets 55	Goodwill 30
Collateralized debt obligations 68, 73, 128	Guarantee arrangements 51
Commercial banking segment results (IFRSs) 46, 104	Impairment:
Compliance risk 129, 136	available-for-sale securities 14
Controls and procedures 139	credit losses 27, 91
Credit card fees 93	nonperforming loans 19, 24, 26, 116
Credit quality 111	impaired loans 20, 23
Credit risk:	Income (loss) from financial instruments designated at fair value, net 38
adjustment 57	Income tax expenses 3, 101
component of fair value option 38	Intangible assets 29
concentration 26, 117	Interest rate risk 129, 132
exposure 129	Internal control 139
management 129	Key performance indicators 80
related contingent features 35	Legal proceedings 139
related arrangements 51	Liabilities:
Current environment 80	commitments, lines of credit 124
Deferred tax assets 101	deposits 88, 120
Deposits 88, 120	financial liabilities designated at fair value 36
Derivatives:	trading 10, 87
cash flow hedges 33	long-term debt 37, 42, 88, 120
fair value hedges 32	short-term borrowings 42, 88, 120
notional value 36	Liquidity and capital resources 119
trading and other 34	Liquidity risk 129, 130
Equity:	Litigation and regulatory matters 75
consolidated statement of changes 7
ratios 48, 81, 121, 133

HSBC USA Inc.

Loans:	Reputational risk 129, 136
by category 17, 85	Results of operations 89
by charge-off (net) 27, 115	Residential Mortgage Revenue 97
by delinquency 25, 114	Retail banking and wealth management segment results (IFRSs) 46, 102
criticized assets 24	Risk elements in the loan portfolio 117
geographic concentration 118	Risk management:
held for sale 28	credit 129
impaired 20	compliance 129, 136
nonperforming 19, 24, 26, 116	fiduciary 129, 136
overall review 84	interest rate 129, 132
risk concentration 26, 117	liquidity 129, 130
troubled debt restructures 20	market 129, 133
Loan impairment charges — see Provision for credit losses	model 129, 136
Loan-to-deposits ratio 81	operational 129, 136
Loan to value (LTV) 85	pension 129, 136
Market risk 129, 133	reputational 129, 136
Market turmoil:	security and fraud risk 129, 136
exposures 133	strategic129, 136
impact on liquidity risk 119	Securities:
Monoline insurers 15, 127	amortized cost 11
Mortgage lending products 17, 85	fair value 11
Mortgage servicing rights 29	impairment 14
Net interest income 89	maturity analysis 16
New accounting pronouncements 77	Segment results - IFRSs basis:
Off balance sheet arrangements 124	retail banking and wealth management 46, 102
Operating expenses 98	commercial banking 46, 104
Operational risk 129, 136	global banking and markets 46, 105
Other revenue 93	private banking 46, 108
Other segment results (IFRSs) 46, 109	other 46, 109
Pension and other postretirement benefits 41	overall summary 46, 102
Performance, developments and trends 80	Selected financial data 80
Pledged assets 55	Sensitivity:
Private banking segment results (IFRSs) 46, 108	projected net interest income 132
Profit (loss) before tax:	Statement of changes in shareholders’ equity 7
by segment — IFRSs 46	Statement of changes in comprehensive income 4
consolidated 3	Statement of income 3
Provision for credit losses 27, 91	Strategic risk 129, 136
Ratios:	Stress testing 122
capital 48, 81, 121, 133	Table of contents 2
charge-off (net) 80, 112	Tax expense 3, 101
credit loss reserve related 112	Trading:
delinquency 114	assets 10, 87
earnings to fixed charges — Exhibit 12	derivatives 10, 87
efficiency 80, 99	liabilities 10, 87
Reconciliation of U.S. GAAP results to IFRSs 83	portfolios 10
Refreshed loan-to-value 85	Trading revenue (net) 95
Regulation 47, 121, 139	Troubled debt restructures 20
Related party transactions 42	Value at risk 133
Variable interest entities 49

HSBC USA Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 2, 2015

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.