Form 10-K
period 2015-12-31
HSBC USA INC /MD/
filed 2016-02-22
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 19, 2016, there were 714 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.
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

HSBC North America Operations

HSBC North America is the holding company for HSBC Group’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2015 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation ("HSBC Finance"), a holding company for the run-off consumer finance operations, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC Group’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services such as through the pooling of resources within HTSU to provide shared, allocated support functions to all of HSBC North America's subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, generally leads or participates as underwriter of all HUSI domestic issuances of term debt. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC USA Inc. Operations

HSBC's strategy is to be the world's leading international bank, maintaining an international network to connect faster-growing and developed markets. HSBC is a leading provider of transactional banking products which support global economic flows and its network covers more than 85 percent of global trade and capital flows, providing clients and investors access to what we believe are the most attractive global growth opportunities. In support of HSBC's strategy, our operations are focused on the core activities of our four global businesses and the positioning of our activities towards international connectivity strategies, including what we believe are our unique capabilities to serve clients in the North American Free Trade Agreement trade corridor.

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

HSBC Bank USA, HSBC USA’s principal U.S. banking subsidiary, is a national banking association with its main office in McLean, Virginia, and its principal executive offices at 452 Fifth Avenue, New York, New York. Through HSBC Bank USA, we offer our customers a full range of commercial and consumer banking products and related financial services. Our customers include

HSBC USA Inc.

individuals, including high net worth and ultra-high net worth individuals, small businesses, corporations, institutions and governments. HSBC Bank USA is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients’ needs.
In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are serving as custodian of investment securities for other HSBC affiliates and providing personal trust services. The impact of HTCD’s operations on HSBC USA’s consolidated balance sheets and results of operations for the years ended December 31, 2015, 2014 and 2013 was not material.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and Group Reporting Basis as they impact our results, see Note 22, "Business Segments," in the accompanying consolidated financial statements.
Retail Banking and Wealth Management Segment ("RBWM")  Our RBWM segment provides a full range of banking and wealth products and services through our branches and direct channels to individuals. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee-driven services such as advisory and wealth management. RBWM is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the U.S. including New York City, Los Angeles, San Francisco, Miami and Washington DC. RBWM focuses on two customer propositions: HSBC Premier and HSBC Advance. HSBC Premier, is a comprehensive banking and wealth management proposition for the internationally minded mass affluent client. HSBC Premier clients have access to a full suite of banking and wealth management solutions and also have access to priority services such as 24-hour telephone service and more favorable pricing based on the banking relationship. HSBC Premier clients also receive personalized support through dedicated relationship managers and are serviced through other alternative channels such as on-line banking and a dedicated contact center. HSBC Advance, RBWM's other main customer proposition, is a banking relationship designed to offer a holistic financial services and banking products for emerging affluent clients in the initial stage of wealth accumulation or clients who look for more convenience and self-control with respect to their personal finances. In addition to everyday banking solutions, HSBC Advance customers have access to a range of lending and wealth products through HSBC’s multi-channel platform, yet primarily through direct channels, including the contact center, secure internet banking and mobile.
With our affiliates, HSI and HSBC Insurance Agency (USA) Inc., HSBC Premier and HSBC Advance provides access to a range of wealth management solutions. RBWM also offers a broad range of financial products and services to all of its retail banking customers, including residential mortgages, home equity lines of credit, credit cards, deposits and branch services.
On January 1, 2016, a portion of the Business Banking client group from our Commercial Banking Segment, generally representing small business customers with $3 million or less in annual revenue (now referred to as Small Business under RBWM), was moved to RBWM due to the similarities in their banking activities to that of the RBWM customer base.
Commercial Banking Segment ("CMB")  CMB's goal is to be the banking partner of choice for international businesses building on our rich heritage, international capabilities and customer relationships to enable global connectivity. CMB strives to execute this vision and strategy by focusing on key markets with high concentrations of international connectivity. Our CMB segment serves the markets through three client groups, notably Large Corporate, Middle Market and Business Banking. We also have a specialized Commercial Real Estate group which focuses on selective business opportunities in markets where we have strong portfolio expertise. This structure allows us to align our resources in order to efficiently deliver suitable products and services based on our clients' needs and abilities. Payments and Cash Management, Global Trade and Receivables Finance, Credit and Lending, and Capital Financing are key products groups which enable CMB to deliver the global connections required by customers. Whether it is through commercial centers, the retail branch network, or via HSBCnet, our online banking channel, CMB provides customers with the products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship.
As noted above, on January 1, 2016, a portion of our Business Banking client group was moved to RBWM.
Global Banking and Markets Segment ("GB&M")  Our GB&M business segment supports HSBC’s global strategy by leveraging the HSBC Group's advantages and scale, strength in developed and emerging markets and product expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. GB&M clients are served by sector-focused teams that

HSBC USA Inc.

bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, GB&M aims to develop a comprehensive understanding of each client’s financial requirements with a long-term relationship management approach. In addition to GB&M clients, GB&M works with RBWM, CMB and Private Banking ("PB") clients to meet their domestic and international banking needs.
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
Private Banking Segment ("PB")  PB provides private banking and trustee services to high net worth and ultra-high net worth individuals and families with a focus on multi-generational families, business owners and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad, with many clients sourced in collaboration with our other business lines. Accessing the most suitable products from the marketplace, PB works with its clients to offer tailored, coordinated and innovative ways to manage and preserve wealth while optimizing returns. PB offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and wealth needs. PB's strategy is concentrated on three main areas: growth, streamlining and the implementation of the highest and most effective global standards in combating financial crime ("Global Standards").

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
In 2015, our primary source of funds continued to be deposits, augmented by issuances of commercial paper and term debt. We focus on relationship deposits where clients have purchased multiple products from us, such as HSBC Premier for individuals, as those balances will tend to be significantly more stable than non-relationship deposits. We issued a total of $16,609 million of long-term debt at various points in 2015, including $3,300 million of senior notes issued in February 2015 and $2,700 million of senior notes issued in August 2015. We also repaid long-term debt of $9,933 million in 2015. As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision (the "Basel Committee'), together with the impact of similar implementation by United Kingdom ("U.K.") banking regulators, we continue to review the composition of our capital structure. During the second quarter of 2015, we replaced certain long-term debt and preferred equity instruments that receive less favorable treatment under the rules with new Basel III compliant instruments. A detailed description of our sources and availability of funding are set forth in the "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

HSBC USA Inc.

We use the cash generated by these funding sources to service our debt obligations, originate new loans, purchase investment securities and pay dividends to our preferred shareholders and, as available and appropriate, to our parent.

Employees and Customers

At December 31, 2015, we had approximately 6,173 employees.
At December 31, 2015, we had approximately 1.8 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York and California accounted for 30 percent and 29 percent, respectively, of our total outstanding commercial real estate loans and residential mortgage loans.

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
HSBC USA and its parent bank holding companies qualified as financial holding companies pursuant to the amendments to the BHC Act effected by the Gramm-Leach-Bliley Act of 1999 ("GLB Act"). Financial holding companies may engage in a broader range of activities than bank holding companies. Under regulations implemented by the FRB, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the FRB may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the FRB may require divestiture of the holding company’s depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended, the FRB must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the Office of the Comptroller of the Currency ("OCC") on December 11, 2012 (the "GLBA Agreement"), the OCC has determined that HSBC Bank USA is not in compliance with the requirements for a national bank and each depository institution affiliate of the national bank to be both well capitalized and well managed in order to own or control a "financial subsidiary". A "financial subsidiary" is a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC USA and its parent bank holding companies no longer meet the qualification requirements for financial holding company status, and may not engage in any new types of financial activities without the prior approval of the FRB, and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on financial holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. We continue to take steps to satisfy the requirements of the GLBA Agreement.
We are generally prohibited under the BHC Act from acquiring, directly or indirectly, ownership or control of more than five percent of any class of voting shares of, or substantially all the assets of, or exercising control over, any U.S. bank, bank holding

HSBC USA Inc.

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
Consumer Regulation  Our consumer lending businesses operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the "CFPB") and the other consumer-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Dodd-Frank") described below, these businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including HSBC Bank USA, to collect outstanding balances.
Due to the turmoil in the mortgage lending markets in prior years, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Increased regulatory oversight over residential mortgage lenders has occurred, including through state and federal examinations and periodic inquiries from state Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or "model" loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have a repayment plan and a loan modification program for customers facing financial hardship who express the desire to remain in their homes. We evaluate the results of our customer assistance efforts and we continue to enhance and refine our programs based on performance and industry trends. In certain situations, we offer qualified customers relocation assistance to help avoid foreclosure.
In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order"), and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America, entered into a similar consent order with the FRB (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the foreclosure practices noted in the joint examination and deficiencies described in the consent order. In June 2015, HSBC Bank USA consented to the OCC's issuance of an amended OCC Servicing Consent Order (the "Amended Consent Order"). The Amended Consent Order includes business restrictions relative to residential mortgage servicing that will remain in place until the order is terminated. The restrictions include a prohibition against the bulk acquisition of residential mortgage servicing or residential mortgage servicing rights and the requirement to seek OCC supervisory non-objection to outsource any residential mortgage servicing activities not already outsourced as of June 16, 2015. The business restrictions contained in the Amended Consent Order do not materially impact our business operations. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required; however, as set forth in the Amended Consent Order, we are not yet in compliance with all requirements of the OCC Servicing Consent Order. The failure of HSBC Bank USA to satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties, which may have a material adverse effect on our consolidated results of operations and financial condition.
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and agreed to provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2015, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. See Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
Supervision of Bank Subsidiaries  Our subsidiary national banks, HSBC Bank USA and HTCD, are subject to regulation and examination primarily by the OCC. These subsidiary banks are subject to additional regulation and supervision by the Federal

HSBC USA Inc.

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
HSBC Bank USA and HTCD are subject to significant restrictions imposed by federal law on extensions of credit to, and certain other "covered transactions" with HSBC USA or other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, derivatives and certain other transactions involving the transfer of value from, or taking the credit risk by, a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, or a specific waiver is granted by the FRB, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank's capital and surplus, and all covered transactions with affiliates in the aggregate are limited to 20 percent of a bank's capital and surplus. Loans and extensions of credit to affiliates by a bank generally are to be secured in specified amounts with specific types of collateral. A bank’s credit exposure to an affiliate as a result of derivative, securities borrowing/lending or repurchase transactions is also subject to these restrictions. A bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.
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
Regulatory Capital and Liquidity Requirements  As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company’s failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Generally, bank holding company regulatory capital compliance is performed at a consolidated level within the United States at HSBC North America, our indirect parent, and also separately for HSBC Bank USA. However, we do present HSBC USA’s capital ratios, together with HSBC Bank USA’s, below in "Liquidity and Capital Resources" in our MD&A, as well as in Note 23, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements. Our ultimate parent, HSBC, is also subject to regulatory capital requirements under U.K. law.
Basel I.    Prior to 2015, the U.S.’s general risk-based capital guidelines were based on the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision. Under such capital guidelines, a bank or a bank holding company’s assets and certain specified off-balance sheet commitments and obligations were assigned to various risk categories.
Basel II. In 2007, the U.S. federal banking regulators implemented the Basel Committee’s so-called Basel II capital reforms ("Basel II"), which included an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk (taken together, the "Advanced Approaches"), for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures. As discussed further below, the intermediate holding companies of non-U.S. banks like HSBC may opt out of the Advanced Approach with the prior approval of the FRB.
Basel III. In 2010, the Basel Committee issued "A global regulatory framework for more resilient banks and banking systems" ("Basel III"), which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States ("the Basel III final rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and will materially increase our regulatory capital requirements over the next several years. In addition to phasing in a complete replacement to the Basel I general risk-based capital rules, the Basel III final rule builds on the Advanced Approaches of Basel II, incorporates certain changes to the market risk capital rule, and implements certain other requirements of the Dodd-Frank Act.

HSBC USA Inc.

The Basel III final rule, among other changes, introduced (i) a new minimum common equity Tier 1 risk-based capital requirement; (ii) a "Standardized Approach" for risk weighted assets, which replaced the Basel I rules as the "general risk-based capital rules" for determining risk weighted assets as of January 1, 2015; (iii) a supplementary leverage ratio ("SLR") for banking organizations that meet the Advanced Approaches thresholds (applicable to banking organizations having $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures); and (iv) a capital conservation buffer applicable to all banking organizations and a countercyclical capital buffer requirement applicable to banking organizations that meet the Advanced Approaches thresholds. As a result, under the Basel III final rule, beginning as of January 1, 2015, to be categorized as "well capitalized," a banking institution must have the minimum ratios reflected in the table included in Note 23, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or bank holding company when particular circumstances warrant.
Under Basel III Final Rule, all banking organizations will continue to be subject to the U.S. regulators' existing minimum Tier 1 leverage ratio of 4 percent. Additionally, intermediate holding companies ("IHC's") and banking organizations that meet the thresholds for the Advanced Approaches such as HSBC North America and HSBC Bank USA, are subject to the SLR, with full implementation and compliance required by January 1, 2018. For HSBC North America and HSBC Bank USA the SLR regulatory minimum is 3 percent (calculated as the ratio of Tier 1 Capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items). The SLR is generally consistent with the final Basel leverage framework, but also contains certain modifications, including to the methodology for averaging total leverage exposure.
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single IHC to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), and therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. HSBC North America submitted its IHC implementation plan to the FRB in 2014. Under the final rule, IHC's may opt out of the Advanced Approach and instead be subject to the Standard Approach.
An IHC may calculate its risk-based and leverage capital requirements solely under the U.S. Standardized Approach, even if the IHC meets the asset thresholds that would require a bank holding company to use the Advanced Approaches. In accordance with the final rule, HSBC North America received approval from the FRB to opt out of the Advanced Approaches in 2014 and HSBC Bank USA received approval from the OCC to opt out of the Advanced Approaches in 2015. HSBC North America and HSBC Bank USA will, however, remain subject to the other capital requirements applicable to Advanced Approaches banking organizations such as: the SLR, the countercyclical capital buffer, stress testing requirements, enhanced risk management standards, enhanced governance and stress testing requirements for liquidity management, and other applicable prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016.
The Basel III final rule requires banks to phase in requirements for more capital and a higher quality of capital over a period from 2014 to 2019. When fully phased in on January 1, 2019, HSBC North America and HSBC Bank USA will be required to maintain minimum risk-based capital ratios (exclusive of any countercyclical capital buffer) as follows:

	Common Equity Tier 1	Tier 1 Capital	Total Capital
Regulatory minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%
Regulatory minimum ratio plus capital conservation buffer	7.0%	8.5%	10.5%
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
In addition, and subject to discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5 percent, consisting of common equity Tier 1 capital, could also be required to be built up by banking organizations in periods of excess credit growth in the economy.
With regard to the elements of capital, the application of the Basel III final rule requires any nonconforming Tier 2 subordinated debt, such as trust preferred securities, issued prior to May 19, 2010 to be phased out of Tier 1 capital by January 1, 2016. The securities must be phased out of Tier 2 capital, by January 22, 2022. As a result, approximately $200 million of our currently outstanding Tier 2 subordinated debt will be phased out of capital under the final rule. Also under the final rule, Tier 1 capital generally includes only noncumulative perpetual preferred stock, in addition to common stock, and the final rule removes the limitation on the amount of Tier 2 capital that may be recognized relative to Tier 1 capital. Accordingly, during the second quarter of 2015, HSBC USA redeemed $300 million of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock and HSBC USA exercised the option to call $560 million of junior subordinated debentures previously issued by

HSBC USA Inc.

HSBC USA to HSBC USA Capital Trusts I, II and III. The trusts used the proceeds to redeem the trust preferred securities previously issued to third party investors. These preferred and trust preferred securities were replaced with HSBC USA issuing $850 million of Tier 2 subordinated debt to HSBC North America in the second quarter of 2015. See Note 23, "Retained Earnings and Regulatory Capital Requirements," for additional details and see Note 17, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all remaining outstanding preferred share issues.
On November 9, 2015, the Financial Stability Board (“FSB”) issued its final standards for total loss-absorbing capacity (“TLAC”) requirements for global systemically important banks ("G-SIBs"). On October 30, 2015, the FRB issued its proposal to impose TLAC requirements on U.S. G-SIBs and the U.S. IHCs owned by non-U.S. GSIBs (“TLAC Proposal”). The TLAC Proposal would represent a significant extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. The TLAC Proposal would require the U.S. IHCs of G-SIBs (“Covered IHCs”), including HSBC North America, to maintain minimum amounts of internal TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. Additionally, the TLAC Proposal would include “clean holding company requirements” that impose stringent limitations on the ability of Covered IHCs to incur common types of non-TLAC-related liabilities. The FRB has requested comment on all aspects of the proposal by February 19, 2016. We are reviewing the potential impact of the proposed rule on our capital planning processes.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB evaluates bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will provide a non-objection in relation to capital distributions only for companies that can demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run stress test results in January 2015. In July 2015, HSBC North America submitted its latest mid-cycle company-run stress test results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in January 2015. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. In late 2014, the FRB and OCC revised aspects of their rules pertaining to CCAR and DFAST. These revisions included, among other changes, a forward shift of the timeline for the submission of capital plans and stress tests for bank holding companies subject to CCAR and the company run stress tests for national banks subject to DFAST. Under these rules, for the 2016 capital plan cycle and going forward, bank holding companies will be required to submit their capital plans and stress testing results to the FRB one quarter later than in past years (on or before April 5). National banks are similarly required to submit the results of their company-run stress tests to the OCC by April 5. The final rule made certain other substantive changes to the capital plan and stress test regulations, including limiting a bank holding company's ability to make capital distributions (subject to certain exceptions) if its actual capital issuances in that quarter were less than the amount indicated in the capital plan. In November 2015, the FRB issued a final rule to further amend the CCAR capital planning and DFAST stress testing rules. The final rule delays the use of the SLR for one year, removes the tier 1 common capital ratio calculation requirement, and modifies certain mandatory capital action assumptions. These changes apply as of January 1, 2016. HSBC North America plans to submit its 2016 capital plan to the FRB, and HSBC Bank USA plans to submit the results of its company-run stress tests to the OCC, on or before April 5, 2016.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In March 2015, HSBC North America and HSBC Bank USA publicly disclosed their most recent DFAST results and the FRB also publicly disclosed its own DFAST and CCAR results. HSBC North America publicly disclosed its most recent mid-cycle DFAST results in July 2015. HSBC North America and HSBC Bank USA will publicly disclose their next DFAST results, as required, by July 15, 2016. The FRB will also publicly disclose its own DFAST and CCAR results in June 2016.
On March 11, 2015, the FRB informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2015 CCAR submission.
Liquidity Risk Management. In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The Basel Committee finalized the LCR in 2013 with phase-in beginning in 2015. Under European Commission Delegated Regulation 2015/61, the consolidated LCR became a minimum regulatory standard from October 1, 2015. The Basel Committee finalized the NSFR in 2014. The European calibration of NSFR is still pending following the Basel Committee’s final recommendation in October 2014.

HSBC USA Inc.

In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. As a result, HSBC North America and HSBC Bank USA, are required to maintain an LCR of 80 percent, starting on January 1, 2015 increasing annually by 10 percent increments and reaching 100 percent on January 1, 2017. The current requirement to report LCR to U.S. regulators on a monthly basis will move to a daily requirement beginning on July 1, 2016. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.
In 2014, the FRB also issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more ("Covered Companies"). The rules complement the LCR, capital planning, resolution planning, and stress testing requirements that have been finalized. The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered Companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements beginning January 1, 2015. HSBC North America has implemented the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as an IHC owned by a non-U.S. banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies.
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
General. Our capital resources are summarized under "Liquidity and Capital Resources" in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 23, "Retained Earnings and Regulatory Capital Requirements" of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.
Deposit Insurance  Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC’s regulations. The FDIC insurance coverage limits are $250,000 per depositor. HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC. Historically, depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. Beginning in 2011, the assessment methodology was revised to a methodology based on assets rather than insured deposits and pricing is now based on a FDIC methodology to measure the risk of banks. In 2014, the FDIC adopted further changes to the deposit insurance assessment system for large banks to align the assessment methodology with the Standardized Approach capital regulations and to eliminate all use of internal models.
FDIC Assessment The minimum reserve ratio for the Deposit Insurance Fund was increased under the Dodd-Frank Act from 1.15 percent to 1.35 percent, with the target of 1.35 percent to be reached by 2020 and with the incremental cost charged to banks with more than $10 billion in assets. In order to achieve the 1.35 percent goal, in October 2015, the FDIC proposed an additional surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, including HSBC Bank USA. The financial impact of such an additional surcharge may be material to the results of operation of HSBC Bank USA, although any final determination would be made when and if the FDIC’s proposal is finalized. If finalized as proposed, the additional surcharge would commence in 2016. This shift has had financial implications for all FDIC-insured banks, including HSBC Bank USA. In addition, the FDIC has set the designated reserve ratio at two percent as a long-term goal.
Bank Secrecy Act/Anti-Money Laundering  The USA Patriot Act (the "Patriot Act") of 2001, contains significant record keeping and customer identity requirements, expands the government’s powers to freeze or confiscate assets and increases the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The U.S. Treasury Secretary developed and implemented final regulations with regard to the anti-

HSBC USA Inc.

money laundering ("AML") compliance obligations of financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network ("FinCEN").
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
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the FRB (together, the "AML/BSA Consent Orders"). These orders required improvements to establish an effective compliance risk management program across our U.S. businesses, including risk management related to BSA and AML compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements with U.S. and U.K. government agencies regarding past inadequate compliance with AML/BSA and sanctions laws. Among those agreements, HSBC and HSBC Bank USA entered into a five-year deferred prosecution agreement with the U.S. Department of Justice ("DOJ"), the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and HSBC consented to a cease and desist order and HSBC and HSBC North America consented to a civil money penalty order with the FRB. HSBC also entered into an agreement with the Office of Foreign Assets Control (‘OFAC’) regarding historical transactions involving parties subject to OFAC sanctions, as well as an undertaking with the U.K. Financial Conduct Authority to comply with certain forward-looking AML and sanctions-related obligations. In addition, HSBC Bank USA entered into a civil money penalty order with FinCEN and a separate civil money penalty order with the OCC.
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA. In July 2013, the United States District Court for the Eastern District of New York approved the U.S. DPA and retained authority to oversee implementation of that agreement while the case in abeyance. An independent compliance monitor (the ‘Monitor’) was appointed in 2013 under the agreements entered into with the DOJ and the FCA to produce annual assessments of the effectiveness of HSBC Group’s AML and sanctions compliance program. Additionally, the Monitor is serving as HSBC’s independent consultant under the consent order of the FRB. In January 2016, the Monitor delivered his second annual follow-up review report as required by the US DPA. See Note 27, "Litigation and Regulatory Matters," for additional discussion.
Under the terms of the U.S. DPA, upon notice and opportunity to be heard, the DOJ has sole discretion to determine whether HSBC or HSBC Bank USA has breached the U.S. DPA. Potential consequences of breaching the U.S. DPA could include the imposition of additional terms and conditions on HSBC or HSBC Bank USA, an extension of the U.S. DPA, including its monitorship, or the criminal prosecution of HSBC or HSBA Bank USA, which could, in turn, entail further financial penalties and other collateral consequences.
We are continuing to take concerted action to remedy AML and sanctions compliance deficiencies and to implement Global Standards. As part of our program to enhance our financial crimes compliance risk management, HSBC has developed a “Global Standards” program, which is our commitment to implementing the most effective global standards to combat financial crime. We are also working to implement the agreed recommendations flowing from the Monitor’s 2013 and 2014 reviews, and will implement the agreed recommendations from the 2015 review. During 2015, we continued to make progress toward putting in place a robust and sustainable AML and sanctions compliance program, including continuing to build a strong financial crime compliance sub-function, rolling out improved systems and infrastructure to manage financial crime risk and improve transaction monitoring and enhancing internal audits. We are putting in place controls aimed at enabling us to understand more about our customers, what they do, and where and why they do it. This comprehensive approach is designed to help us detect, deter, and prevent financial crime.
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
These settlements with the U.S. and U.K. government agencies does not preclude further private litigation relating to, among other things, the HSBC Group's compliance with applicable AML/BSA and sanctions laws or other regulatory or law enforcement action for AML/BSA or sanctions matters not covered by the various agreements.

HSBC USA Inc.

Financial Regulatory Reform In 2010, the Dodd-Frank Act was signed into law. This legislation is a sweeping overhaul of the U.S. financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates as follows, many of which have already been described above.
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
Increased Prudential Standards In addition to the increased capital, liquidity, stress testing and other enhanced prudential and structural requirements described above, large international banks, such as HSBC (generally with regard to its U.S. operations), and large insured depository institutions, such as HSBC Bank USA, are required to file resolution plans identifying material subsidiaries and core business lines and describing what strategy would be followed to resolve the institution in the event of significant financial distress, including identifying how insured bank subsidiaries would be adequately protected from risk created by other affiliates. The failure to cure deficiencies in a resolution plan required by Dodd-Frank to be filed by HSBC would enable the FRB and the FDIC, acting jointly, to impose more stringent capital, leverage or liquidity requirements, or restrictions on growth, activities or operations and, if such failure persists, require the divestiture of assets or operations. Dodd-Frank also requires that single counterparty lending limits applicable to HSBC Bank USA take into account credit exposure arising from derivative transactions, securities borrowing and lending transactions and repurchase and reverse repurchase agreements with counterparties. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.
Affiliate Transaction Limits Beginning in 2012 the quantitative and qualitative limits on bank credit transactions with affiliates also include credit exposure related to repurchase agreements, derivatives and securities lending/borrowing transactions. This provision may limit the use of intercompany transactions between us and our affiliates, which may impact our current funding, hedging and overall internal risk management strategies.
Derivatives Regulation Title VII of the Dodd-Frank Act imposes comprehensive regulation on the over-the-counter ("OTC") derivatives markets, including credit default, equity, foreign exchange and interest rate swaps. Implementation of Title VII is the responsibility of the Commodity Futures Trading Commission ("CFTC") (for swaps based on non-securities underliers or broad-based security indices), the SEC (for swaps based on individual securities and narrow-based security indices) and, to a lesser extent, U.S. banking regulators (for certain rules applicable to banks). The CFTC has adopted many of the most significant provisions of Title VII, which came into effect during 2013 and 2014. In particular, certain swap dealers, including HSBC Bank USA, have provisionally registered with the CFTC and become members of the National Futures Association, subjecting them to an extensive array of corporate governance requirements, business conduct standards, reporting requirements, mandatory clearing and trading of certain swaps and other regulatory standards affecting their derivatives businesses. These requirements have and continue to significantly increase the costs associated with HSBC Bank USA's derivatives businesses.
In addition to these CFTC rules, as a provisionally registered swap dealer that is a national bank, HSBC Bank USA will be subject to the margin requirements established by the OCC for non-cleared swaps and security-based swaps. In November 2015, the OCC, jointly with other U.S. banking regulators, adopted final rules establishing these margin requirements. The final margin rules will require HSBC Bank USA to collect and post initial and variation margin for non-cleared swaps and security-based swaps entered into with other swap dealers and certain financial end users that exceed a minimum threshold of transactional activity. For non-cleared swaps and security-based swaps entered into with financial end users that do not meet the minimum transactional activity threshold, HSBC Bank USA will only be required to collect and post variation margin (but not initial margin). The U.S. banking regulators’ final rules do not impose margin requirements for non-cleared swaps and security-based swaps entered into with non-financial end users, certain sovereigns and multilateral development banks or qualifying hedging transactions with certain small depository institutions.
The final margin rules also limit the types of assets that are eligible to satisfy initial and variation margin requirements, require initial margin to be segregated at a third-party custodian, impose requirements on internal models used to calculate initial margin requirements and contain specific provisions for cross-border transactions and inter-affiliate transactions. The final margin rules follow a phased implementation schedule, with variation margin requirements coming into effect in September 2016 or March

HSBC USA Inc.

2017 and initial margin requirements phased in on an annual basis from September 2016 through September 2020, with the relevant compliance dates depending on the transactional volume of the parties and their affiliates. These final rules, as well as parallel margin rules from the CFTC, the SEC, and certain non-U.S. regulators will increase the costs and liquidity burden associated with trading non-cleared swaps and security-based swaps and may adversely affect our business in such products. In particular, the imposition of initial margin requirements on inter-affiliate transactions will significantly increase the cost of certain consolidated risk management activities and may adversely affect HSBC to a greater extent than some of our competitors.
Also, HSBC Bank USA engages in equity and credit derivatives businesses that are subject to the SEC's jurisdiction under Title VII of the Dodd-Frank Act. In June 2014, the SEC finalized rules regarding the cross-border application of the security-based swap dealer and major security-based swap participant definitions. These rules share many similarities with parallel guidance finalized by the CFTC in July 2013. In January 2015, the SEC also finalized rules regarding reporting and public dissemination requirements for security-based swap transaction data. In August 2015, the SEC also finalized rules for the registration of security-based swap dealers and major security-based swap participants. The SEC has not yet finalized the implementation dates for these rules or finalized several related Title VII rules. Because HSBC Bank USA's equity and credit derivatives businesses are also subject to the CFTC's jurisdiction under Title VII, material differences between the final SEC rules and existing CFTC rules could materially increase our costs of compliance with Title VII by requiring the implementation of significant additional policies, procedures, documentation, systems and controls for those businesses.
Furthermore, Section 716 of the Dodd-Frank Act included a 'swaps push-out' provision that would have effectively limited the range of OTC derivatives activities in which an FDIC-insured bank, including HSBC Bank USA, could engage. In 2014, the scope of Section 716 was significantly reduced and the provision will now effectively restrict only HSBC Bank USA's ability to enter into certain "structured finance swaps" after July 16, 2015 that are not entered into for hedging or risk mitigation purposes.
The "Volcker Rule" In 2013, U.S. regulators finalized the “Volcker Rule”, which limits the ability of banking entities to sponsor or invest in certain private equity or hedge funds or to engage in certain types of proprietary trading. The conformance period for the final Volcker Rule was extended until July 21, 2015. The FRB further extended the conformance period to July 21, 2016 for investments in and relationships with "covered funds" and "foreign funds", each as defined in the final Volcker Rule, that were in place prior to December 31, 2013 ("legacy covered funds"). The FRB has also indicated that it intends to act in 2016 to grant an additional one-year extension, until July 21, 2017, for the same legacy covered fund investments and relationships.
The final Volcker Rule restricts proprietary trading as principal for a “trading account” in “financial instruments”, each as defined in the final Volcker Rule, subject to various exclusions and exemptions. Generally, securities, derivatives, futures and options on all such instruments are covered, while loans, currencies and commodities are not covered. In addition, there are exemptions for activities, among others, that constitute market making, underwriting, hedging, and trading of U.S. government, agency or municipal securities and certain foreign sovereign debt securities. Each of these exemptions, however, is generally subject to its own set of compliance requirements and conditions.
The final Volcker Rule also restricts acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, covered funds. Covered funds generally include entities that would be an investment company under the Investment Company Act of 1940 (the "1940 Act"), but for the exemptions provided in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, as well as certain commodity pools. The final Volcker Rule includes exclusions and exemptions, among others, for certain limited investments in conjunction with asset management activities for customers, for loan securitizations, for asset-backed commercial paper conduits, and for underwriting and market making in covered funds. As with the proprietary trading restrictions, the exemptions are generally subject to a variety of compliance requirements and conditions. Any limited, yet permissible, investments in covered funds are required to be deducted from the Tier 1 capital of U.S. banking entities. Several activities engaged in by HSBC USA are subject to restrictions under the final Volcker Rule.
The final Volcker Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities remain within one or more of the exemptions described in the final Volcker Rule. In connection with these requirements, we have built the appropriate compliance framework to ensure compliance by the relevant effective dates. HUSI has completed training for all affected front office and control personnel, has conformance plans for those covered funds to which the extension applies, and believes that it is in compliance with all material respects of the Volcker Rule.
The final Volcker Rule also requires an annual attestation either by the Chief Executive Officer of the top-tier foreign banking organization or the senior management officer in the U.S. as to the implementation of a compliance program reasonably designed to achieve compliance with the Volcker Rule. The first such attestation is to be filed on or before March 31, 2016.
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

HSBC USA Inc.

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
Debit Interchange The Dodd-Frank Act authorized the FRB to implement standards for assessing debit interchange fees that are reasonable and proportionate to the actual processing costs of the issuer. The FRB promulgated regulations effective October 1, 2011 that limit interchange fees in most cases to no more than the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, plus the ability to charge an additional 1 cent per transaction if the issuer meets certain fraud-prevention standards. In 2013, the U.S. District Court for the District of Columbia overturned the FRB’s regulations on debit interchange and required that the FRB recraft the rule with a lower maximum fee. The District Court decision was overturned by the Court of Appeals in 2014, and a group of retailer trade associations and individual merchants filed a petition seeking review by the U.S. Supreme Court of the Court of Appeals decision. The U.S. Supreme Court denied the petition in January 2015, allowing the interchange fee limitations in the FRB regulation to remain unchanged.
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
Competition  The GLB Act eliminated many of the regulatory restrictions on providing financial services in the United States. The GLB Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. In addition, the final Volcker Rule places new restrictions on bank-affiliated financial companies’ trading activities and private equity and hedge fund investments, which may provide a competitive advantage to financial companies that do not have U.S. banking operations and may impact liquidity in the products and activities in which we engage. Therefore, we face intense competition in all of the markets we serve, competing with banks and other financial institutions such as insurance companies, commercial finance providers, brokerage firms and investment companies. The financial services industry has experienced consolidation in recent years as financial institutions involved in a broad range of products and services have merged, been acquired or dispersed. This trend is expected to continue and has resulted in, among other things, greater concentrations of deposits and other resources. Competition is expected to continue to be intense given the multiple banks and other financial services companies which offer products and services in our markets, noting that we compete with different banks and financial services companies in different markets, given our global strategy.

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
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the "NYSE") certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 22, 2016.

HSBC USA Inc.

Item 1A. Risk Factors

The following discussion provides a description of the most significant risk factors that could affect our businesses, results of operations and financial condition and could cause our results to differ materially from those expressed in public statements or documents. Some of these risk factors are inherent in the financial services industry and others are more specific to our own businesses. There are also other factors besides those discussed below or elsewhere in this Annual Report on Form 10-K that could affect our businesses, results of operations and financial condition and, therefore, the risk factors below should not be considered a complete list of all potential risks that we may face.
The current uncertain market and economic conditions may continue to affect our businesses, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Uncertainties remain concerning the outlook and the future economic environment despite recent improvements in certain segments of the global economy. There can be no assurance that the global economy as a whole will improve significantly or at all. Given our concentration of business activities in the United States, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth. While the U.S. economy continued to improve during 2015, challenges remain. We also have a significant number of customers in Latin America, which continues to experience inflation and other economic challenges. General business, economic and market conditions that could continue to affect us include:

•	level of economic growth and the pace and magnitude of the recovery;

•	pressure on consumer confidence and reduced consumer spending from other economic and market conditions;

•	fiscal policy;

•	volatility in energy prices, including oil and gas prices;

•	volatility in credit markets;

•	unemployment levels;

•	trends in corporate earnings;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events, natural disasters, pandemics or acts of war or terrorism;

•	fluctuations in the value of the U.S. dollar;

•	movements in short-term and long-term interest rates, a change in the shape of the yield curve or a prolonged period of low or negative interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	bankruptcy filing levels and heightened scrutiny by various U.S. Bankruptcy Trustees of proofs of claim and other documents filed by creditors in consumer bankruptcy cases; and

•	new laws, regulations or regulatory and law enforcement initiatives.
Although unemployment rates have improved in 2015 and housing market conditions in the U.S. continue to recover, if businesses were again to become cautious to hire, lay-off employees or reduce hours for employees, losses could be significant in all types of our consumer loans due to decreased consumer income. While the U.S. economy continued to improve in 2015, the sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions stop improving or become depressed and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations. While the recovery may be positive in the United States, it can have a simultaneous negative effect on currencies and stock markets in emerging economies such as those in Latin America, which could have a negative impact on our loan portfolio for our Latin American clients, with a corresponding impact on our results of operations.
While the housing market in the U.S. continues to recover, the strength of the recovery varies by market. The combination of foreclosure documentation scrutiny and new rules or statutes relating to foreclosures has led to increased delays in several jurisdictions which will continue to take time to resolve. Mortgage lenders have substantially tightened lending standards since 2007. Furthermore, our loan portfolio was impacted by the declining home values and erosion of homeowners' equity and the

HSBC USA Inc.

resulting difficulty some borrowers had refinancing their mortgages, particularly in cases where government programs for high loan to value refinancing were not available. This, in turn, impacted both credit performance and run-off rates which resulted in elevated delinquency rates for real estate secured loans in our portfolio.
A deterioration in business and economic conditions, which may erode consumer and investor confidence levels or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our financial planning products and services.
Federal, state, local and other similar international measures to regulate the financial industry may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, derivatives, capital, liquidity, consumer credit, bankruptcy, privacy, consumer protection or other matters, including changes in tax rates, could materially impact our operations and performance. The U.S. Congress and the administration have indicated an interest in reforming the U.S. corporate income tax code. Possible approaches include changing the corporate tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences.
Attempts by local, state and federal regulatory agencies to address perceived problems with the mortgage lending and credit card industries could affect us in substantial and unpredictable ways, including limiting the types of products we can offer, how these products may be originated, the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, state Attorneys General, or certain legislators, nor can we anticipate whether significant changes to our operations and practices will be required as a result.
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
Under the Dodd-Frank Act, certain of our affiliates and subsidiaries, including HSBC Bank USA, have registered as swap dealers and are now subject to extensive oversight by the CFTC. Regulation of swap dealers by the CFTC imposes numerous corporate governance, business conduct, capital, margin, reporting, clearing, execution and other regulatory requirements on HSBC Bank USA which may adversely affect our derivatives business and make us less competitive or make certain derivative products less profitable to undertake. Although many significant regulations applicable to swap dealers are already in effect and have imposed significant costs on our derivatives business, we are still in the process of assessing the full impact of certain recently released requirements.
In 2013, U.S. regulatory agencies finalized the Volcker Rule, which limits the ability of banking entities such as HUSI to sponsor or invest in certain private equity or hedge funds or engage in certain types of proprietary trading. The conformance period for the final Volcker Rule was extended until July 21, 2015. In 2014, the FRB further extended the conformance period to July 21, 2016 for investments in and relationships with "covered funds" and "foreign funds", each as defined in the Volcker Rule, that were in place prior to December 31, 2013 ("legacy covered funds"). The FRB has also indicated that it intends to act in 2016 to grant an additional one-year extension, until July 21, 2017, for the same legacy covered fund investments and relationships. The final rule requires extensive regulatory interpretation and subjects HUSI to further supervisory oversight by U.S. regulatory agencies. While the final Volcker Rule contains exemptions for market-making, underwriting, risk-mitigating hedging, and certain transactions on behalf of customers and activities in certain asset classes, clearly defining all the parameters of these exemptions and requirements requires additional guidance and clarification from the U.S. regulatory agencies.
The final Volcker Rule also restricts acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, covered funds. Covered funds generally include entities that would be an investment company under the 1940 Act, but for the exemptions provided in Section 3(c)(1) or Section 3(c)(7) of such Act, as well as certain commodity pools. The final Volcker Rule includes exclusions and exemptions, among others, for certain limited investments in conjunction with asset management activities for customers, for loan securitizations, for asset-backed commercial paper conduits, and for underwriting and market making in covered funds. As with the proprietary trading restrictions, the exemptions are generally subject to a variety of compliance requirements and conditions. Any limited, yet permissible, investments in covered funds are required to be deducted from the Tier 1 capital of U.S. banking entities. Several activities engaged in by HUSI and its affiliates and subsidiaries are subject to the restrictions under the final Volcker Rule.

HSBC USA Inc.

The final Volcker Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities remain within one or more of the exemptions described in the final Volcker Rule. In connection with these requirements, we have built a compliance framework designed to ensure compliance by the relevant effective dates. Compliance with the Volcker Rule will increase our operational and compliance costs, reduce our trading revenues, restrict certain activities and adversely affect our results of operations.
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
Our indirect parent, HSBC North America, is subject to assessment by the FRB as part of the CCAR program, which includes annual supervisory stress tests conducted by the FRB and both HSBC North America and HSBC Bank USA must conduct company-run stress tests as required under the DFAST. CCAR is an annual exercise by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. We cannot be certain that the FRB will have no objections to our 2016 or future capital plans submitted through the CCAR program. If the FRB objects to our capital plan this could adversely affect our ability to make distributions, including dividends on our preferred stock, or to enter into acquisitions. We may fail to meet the requirements of regulatory stress tests. If our stress testing projections differ significantly from our peers or the FRB objects to HSBC North America’s capital plan, this could have a material adverse effect on our reputation since CCAR and DFAST results are made public. See also "Our reputation has a direct impact on our financial results and ongoing operations" below.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will implement to the Dodd-Frank Act through the promulgation of new regulations and revisions to existing regulations and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the EU and in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our businesses, results of operations or financial condition. Regulators in the EU and in the United Kingdom are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. Furthermore, certain large G-SIBs, including HSBC, will be subject to capital surcharges and other enhanced prudential requirements. While the FSB has identified HSBC as one of the two G-SIBs that would be subject to a 2.5 percent surcharge, the G-SIB surcharge has not yet been formally implemented in the United Kingdom. The FRB's rules implementing the G-SIB surcharge in the United States would not impose additional capital requirements on us because the U.S. G-SIB surcharge will only apply to the eight largest U.S. banking organizations.
In November 2015, the FSB issued final standards for total loss-absorbing capacity (“TLAC”) requirements for G-SIBs, which will apply to our ultimate parent HSBC once implemented in the United Kingdom. The new standard also permits authorities in host jurisdictions to require “internal” TLAC to be prepositioned (i.e., issued by local entities to either parent entities or third parties). The purpose of this new standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The new standard calls for all G-SIBs to be subject to TLAC requirements starting January 1, 2019, and to be fully phased in by January 1, 2022. In the United States, the FRB published proposed rules on October 30, 2015 that would implement in the United States the FSB’s TLAC standard. The proposed rules would require, among other things, the U.S. intermediate holding companies of non-U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of “internal” TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. The TLAC Proposal would also include “clean holding company requirements” that impose limitations on the types of financial transactions HSBC’s U.S. intermediate holding company, HSBC North America, could engage in. The FSB’s TLAC standard and the FRB’s TLAC proposal represent a significant expansion of the current regulatory capital framework that may, if adopted as proposed, require both HSBC North America and HSBC to make modifications to the terms of outstanding debt instruments .
The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its businesses in the EU and in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or U.K. legislation and regulation are difficult to predict and could adversely affect HSBC USA’s operations.

HSBC USA Inc.

Failure to implement our obligations under the deferred prosecution agreements could have a material adverse effect on our business, prospects, financial condition and results and operations. An independent compliance monitor (the "Monitor") was appointed in 2013 under the 2012 agreements entered into with the DOJ and the U.K. Financial Conduct Authority (‘FCA’) to produce annual assessments of the effectiveness of our AML and sanctions compliance program . Additionally, the Monitor is serving as HSBC’s independent consultant under the consent order of the FRB. HSBC Bank USA is also subject to an agreement entered into with the OCC in December 2012, the Gramm-Leach-Bliley Act ("GLBA") Agreement and other consent orders.
In January 2016, the Monitor delivered his second annual follow-up review report based on various thematic and country reviews conducted by the Monitor over the course of 2015. In his report, the Monitor concluded that, in 2015, HSBC made progress in developing an effective and sustainable financial crimes compliance program. However, he expressed significant concerns about the pace of that progress, instances of potential financial crime and systems and controls deficiencies, and whether HSBC Group is on track to meet its goal to the Monitor’s satisfaction within the five-year period of the U.S. DPA. In addition, pending further review and discussion with HSBC Group, the Monitor did not certify as to HSBC Group's implementation of the the compliance program or, pending further review and discussion with HSBC, HSBC’s implementation of and adherence to the remedial measures specified in the U.S. DPA.
The design and execution of AML and sanctions remediation plans is complex and requires major investments in people, systems and other infrastructure. This complexity creates significant execution risk, which could affect our ability to effectively identify and manage financial crime risk and remedy AML and sanctions compliance deficiencies in a timely manner. This could, in turn, impact our ability to satisfy the Monitor or comply with the terms of the U.S. DPA and related agreements and consent orders, and may require us to take additional remedial measures in the future.
HSBC Bank USA, as the primary dollar clearer for all U.S. dollar transactions for HSBC globally, manages significant AML, financial crime, regulatory and reputation risk in the global correspondent banking area because of the breadth and scale of that area, especially as it relates to transactions involving affiliates and global correspondent banks in high risk AML jurisdictions. A significant AML violation in this area or the utilization of the global affiliate and correspondent banking network by terrorists or other perpetrators of financial crimes could have materially adverse consequences under the U.S. DPA or our other consent agreements. The design and execution of AML and sanctions remediation programs is complex, requiring major investment in people, systems and other infrastructure. This complexity creates significant execution risk, which could impact our ability to effectively manage financial crime risk and remedy AML and sanctions compliance deficiencies in a timely manner. This could, in turn, impact our ability to satisfy the Monitor or comply with the terms of the U.S. DPA and related agreements and consent orders, and may require us to take additional remedial measures in the future. Breach of the U.S. DPA at any time during its term may allow the DOJ to prosecute HSBC or HSBC Bank USA in relation to the matters which are the subject of the U.S. DPA.
Under the terms of the U.S. DPA, upon notice and opportunity to be heard, the DOJ has sole discretion to determine whether HSBC or HSBC Bank USA has breached the U.S. DPA, including if we have committed any crime under U.S. federal law subsequent to the signing of the U.S. DPA. Potential consequences of breaching the U.S. DPA could include the imposition of additional terms and conditions on HSBC or HSBC Bank USA, an extension of the U.S. DPA, including its monitorship, or the criminal prosecution of HSBC and HSBC Bank USA, which could, in turn, entail further financial penalties and collateral consequences.
Breach of the U.S. DPA or related agreements and consent orders could have a material adverse effect on our business, prospects, financial condition and results of operations, including potential restrictions on our ability to operate in the United States or to perform dollar-clearing functions through HSBC Bank USA, loss of business, revocation of licenses, withdrawal of funding and harm to our reputation. In addition, these settlements with regulators does not preclude further private litigation relating to, among other things, HSBC's compliance with applicable AML, BSA and sanctions laws or law enforcement actions for BSA, AML, sanctions or other matters not covered by the various agreements, which, if determined adversely, may result in judgments, settlements or other results that could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. Even if we are not determined to have breached these agreements, but the agreements are amended or their terms extended, our business, reputation and brand could suffer materially.
Third parties may use us as a conduit for illegal activities without our knowledge, which could have a material adverse effect on us. We are required to comply with applicable AML laws and regulations and have adopted various policies and procedures, including internal control and ‘know your customer’ procedures, aimed at preventing the use of HSBC products and services for the purpose of committing or concealing financial crime. A major focus of U.S. and U.K. government policy relating to financial institutions in recent years has been combating money laundering and enforcing compliance with U.S. and EU economic sanctions, and this prioritization is evidenced by our agreements with U.S. and U.K. authorities relating to various investigations regarding past inadequate compliance with AML and sanctions laws. We and certain of our affiliates have entered into a consent cease and desist order with the OCC and a similar consent order with the FRB which requires the implementation of improvements to compliance procedures regarding obligations under the BSA and AML rules. These consent orders do not preclude additional enforcement actions by bank regulatory, governmental or law enforcement agencies or private litigation.
In relevant situations, and where permitted by regulation, we may rely upon certain counterparties, including our affiliates, to maintain and properly apply their own appropriate AML procedures. While permitted by regulation, such reliance may not be

HSBC USA Inc.

completely effective in preventing third parties from using us (and our relevant counterparties) as a conduit for money laundering, including illegal cash operations without our knowledge (and that of our relevant counterparties). Becoming a party to money laundering, association with, or even accusations of being associated with money laundering would damage our reputation and could make us subject to fines, sanctions and/or legal enforcement (including being added to ‘blacklists’ that would prohibit certain parties from engaging in transactions with us). Any one of these outcomes could have a material adverse effect on our businesses, prospects, financial condition and results of operations.
A number of the remedial actions taken or being taken as a result of the matters to which the U.S. DPA relates are intended to ensure that we and the other HSBC Group businesses are better protected from these risks. However, there can be no assurance that we will not have to take additional remedial measures in the future. Breach of the U.S. DPA at any time during its term may allow the DOJ to prosecute HSBC and HSBC Bank USA in relation to the matters which are the subject of the U.S. DPA.
Failure to comply with the GLBA Agreement would have an adverse material effect on our results and operations. As reflected in the GLBA Agreement entered into with the OCC on December 11, 2012, the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a financial subsidiary. As a result, HSBC USA and its parent bank holding companies no longer meet the qualification requirements for financial holding company status and may not engage in any new types of financial activities without the prior approval of the FRB. In addition, HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on the GLB Act. Similar consequences could result for subsidiaries of HSBC Bank USA that engage in financial activities in reliance on expanded powers provided for in the GLB Act. Any such divestiture or termination of activities would have an adverse material effect on our business, prospects, financial condition and results and operation.
Our reputation may have a direct impact on our financial results and ongoing operations.  Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about us, HSBC, our affiliates or the financial services industry generally;

•	ethical issues, including potential conflicts of interest and the acceptance or receipt of gifts and entertainment, as well as potential violations under the Foreign Corrupt Practices Act ("FCPA");

•	legal and regulatory requirements;

•	alleged deceptive or unfair lending or pricing practices;

•	anti-money laundering and economic sanctions programs;

•	fraud and misappropriation of assets;

•	privacy and data security intrusions related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	sales and trading practices;

•	customer service;

•	actions of a vendor or other third party, including a subcontractor, we do business with;

•	the proper identification of the legal, credit, liquidity, operational and market risks inherent in our businesses;

•	alleged irregularities in servicing, foreclosure, consumer collections, mortgage lending practices and loan modifications;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.
The proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles facilitates communication with large audiences in short time frames. These social media websites, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.

HSBC USA Inc.

The failure to address, or the perception that we have failed to address any of these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our risk management measures may not be successful. The management of risk is an integral part of all our activities. Managing risk effectively is fundamental to the delivery of our strategic priorities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. Risks have the potential to affect the results of our operations or financial condition. Specifically, risk equates to the adverse effect on profitability or financial condition arising from different sources of uncertainty including retail and wholesale credit risk, market risk, interest rate risk, operational risk including legal, financial crime compliance, regulatory compliance, accounting, tax, fiduciary, information security, security fraud, people, systems, political contingency, projects, and operations risks, liquidity and funding risk, reputational risk, strategic risk, model risk, sustainability risk, and pension obligation risk. To manage risk, we employ a risk management framework at all levels and across all risk types. The framework fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It also strives to ensure that we have a robust and consistent approach to risk management across all of our activities. While our risk management framework employs a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and the judgments that accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Failure to manage risks appropriately could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our risk management measures may face particularly significant challenges in the following three broad areas:
(a) Macro-economic and geo-political risks: Current economic and market conditions may adversely affect our results. We may suffer adverse effects as a result of the renewed economic tensions in the euro-zone. Changes in foreign currency exchange rates may affect our results.
(b) Risks related to our businesses, business operations, governance, and internal systems: The delivery of our strategic priorities is subject to execution risk and we may not achieve all the expected benefits of our strategic initiatives. Our operations are subject to the threat of fraudulent activity and disruption from the external environment. We are highly dependent on our information technology systems. We could incur losses or be required to hold additional capital as a result of model limitations or failure. Issues with the quality of data or effectiveness of our data aggregation and validation procedures could result in ineffective risk management practices or inaccurate risk reporting.
(c) Regulatory and legal risks to our businesses: We are subject to a number of legal and regulatory actions and investigations, the outcomes of which are inherently difficult to predict, but unfavorable outcomes could have a material adverse effect on our operating results and brand. Unfavorable legislative or regulatory developments, or changes in the policy of regulators or governments, could have a material adverse effect on our operations, financial condition and prospects.
Failure to implement our business strategies may adversely affect our financial performance. Our strategies for business growth includes focusing our sales efforts on international connectivity strategies with high quality internationally minded clients as well as augmenting our returns through increased cross-selling and cost optimization. The development and implementation of our strategy requires difficult, subjective and complex judgments, including forecasts of economic conditions in various parts of the world. We may fail to correctly identify the trends we seek to exploit and the relevant factors in making decisions as to capital deployment and cost reduction, and our ability to execute our strategy may also be limited by our operational capacity and the increasing complexity of the regulatory environment in which we operate. Further, we may fail to attract internationally mobile clients or cross-sell our services to them. See “—Our “cross-selling” efforts to increase the number of products our customers buy from us and offer them all of the financial products that fulfill their needs is a key part of our growth strategy, and our failure to execute this strategy effectively could have a material adverse effect on our revenue growth and financial results.” The work required to execute on our growth strategies is substantial. Alongside the strategic actions, we continue to implement a number of externally driven regulatory remediation programs. The magnitude and complexity of the projects required to meet these demands has resulted in heightened execution risk. Additionally, we may be unable to fully realize the cost optimization efforts and the other anticipated benefits from our cost optimization efforts and we may not be able to realize them in the currently anticipated timeframes.
The cumulative impact of the collective change initiatives underway is significant and has direct implications on resourcing and our people. Our ability to execute our strategy may also be limited by our operational capacity and the increasing complexity of the regulatory environment in which we operate. In addition, factors beyond our control, including but not limited to, the economic and market conditions and other challenges discussed in detail above, could limit our ability to achieve all of the expected benefits of these initiatives. Failure to successful implement our business strategies may have a material adverse effect on our businesses, prospects, financial condition and results of operations.
Operational risks are inherent in our businesses and may adversely impact our businesses and reputation.  We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal activities (both

HSBC USA Inc.

internal and external), breakdowns in processes or procedures and systems failure or non-availability. For example, fraudsters may target any of our products, services and delivery channels including lending, internet banking, payments, bank accounts and cards. These risks apply equally when we rely on outside suppliers or vendors to provide services to us and our customers. These operational risks may result in financial loss to the bank, an adverse customer experience, reputational damage and potential regulatory action depending on the circumstances of the event, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation. Further, there is a risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as exposing us to litigation or losses not covered by insurance.
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
Such disruptions may give rise to losses in service or disruption to customers, an inability to collect our receivables in affected areas , physical damage or loss of life and other loss or liability to us, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation.
A failure in or a breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, and may adversely impact our businesses and reputation. Data quality and integrity are critical for decision making, enterprise risk management and operational processes, as well as for complying with applicable regulation. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, networked computing devices. If any of our financial, accounting, data processing or other recordkeeping systems and management controls fail, or are subject to cyberattack that could compromise integrity, availability or confidentiality of our systems or data, we could be materially adversely affected.
In recent years, distributed denial of service ("DDoS") attacks, spearphishing campaigns, advanced malware, social engineering and insider threats have grown in volume and level of sophistication each with the intent to obtain personal customer financial information or proprietary corporate information. Such acts can affect our business by:

•	compromising the confidentiality or integrity of our customers' data, potentially impacting our customers' ability to repay loan balances and negatively impacting their credit ratings;

•	putting our customers at risk for identity theft, account takeover and credit abuse;

•
causing us to incur remediation and other costs related to liability for customer or third parties for losses, repairs to remedy systems flaws, or incentives to customers and business partners to maintain and rebuild business relationships after the attack;

•	increasing our costs to respond to such threats and to enhance our processes and systems to ensure security of data;

•	damaging our reputation as a result of public disclosure of a breach of our systems or a loss of data event;

•	resulting in unauthorized disclosure or alteration of our corporate confidential information and confidential information of employees, customers and counterparties;

•	disrupting our customers' or third parties' business operations; and

•	resulting in violations of applicable privacy laws and other laws or regulatory fines, penalties or intervention.
The threat from cyberattacks, on us and on third party vendors on which we rely, is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational financial organizations. We and other multinational financial organizations have been, and will continue to be subject to an increasing risk of cyber incidents from these activities due to the proliferation of new technologies and the increasing use of the Internet and customers' use of personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices to access products and services to conduct financial transactions and the increased sophistication and activities of organized crime for seeking financial gain, hacktivists (geopolitical designated groups), cyberterrorists (attacks against critical infrastructure) and state sponsored advanced persistent threats, sometimes referred to as APTs, for corporate espionage. Our risk and exposure to these matters remains heightened because of, among other things, HSBC Group’s prominent size and scale, geographical span and role in the financial services industry, and our offering of Internet banking and mobile banking

HSBC USA Inc.

platforms that seek to serve our customers when and how they want to be served. In addition, the consolidation of clearing agents, exchanges and clearing houses and increased interconnectivity of financial institutions with such central agents, exchanges and clearing houses increases the exposure of cyberattacks on critical parties may affect us. Evaluating and monitoring the cyberthreat landscape in comparison to our existing capabilities, and adjusting our programs in order to respond to these threats, may require additional capital expenses for human resources and technology.
In 2015, we experienced two DDoS attacks. The first occurred in October 2015 when a brief DDoS attack was directed towards multiple web services hosted in the United States. As a result, there was some impact to certain HSBC websites and brief service disruptions reported. The attack was successfully mitigated via internal and external vendor controls in multiple datacenters. The second DDoS attack occurred in November 2015 when HSBC observed a DDoS attack targeting the U.S. Personal Internet Banking website for a few minutes. The attack traffic did not impact business services, and was systematically and effectively mitigated by our internal DDoS protection services without the need to invoke external vendor mitigation.
In December, 2015, RBWM Servicing Management was notified by one of its third party service providers that the service provider had sent RBWM’s servicing portfolio information to an unauthorized third party in error. The unauthorized third party received data for 432,095 of our customers and accounts. The unauthorized third party recipient attested that they did not access HSBC data and they removed from the system all data that was loaded. U.S. federal regulators were notified. We have commenced customer notification and will offer complimentary 1-year credit monitoring service. All state regulatory notification requirements have been addressed.
In December, 2015 the main U.S. RBWM Call Center was impacted by a technology based brute-force attack, which is an attack that occurs when fraudsters use numerous auto-dialers to make thousands of calls per hour into a call center in an attempt to breach customer information by randomly or systematically guessing account numbers or PINs (personal identification numbers) to get a match. This attack resulted in approximately 17,000 account numbers being targeted. U.S. federal regulators were notified promptly of the incident. We identified 210 debit and credit cards impacted by this incident, resulting in approximately $240,000 in losses. All impacted customers were notified of the incident and sent a complimentary 1-year credit monitoring offer and any losses were refunded. State regulator notifications were sent out as required in early January, 2016.
Our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security (including cyber security) from time to time.
We may suffer losses due to employee negligence, fraud or misconduct. Non-compliance with policies, employee misconduct, negligence and fraud could result in regulatory sanctions and serious reputational or financial harm. We are dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of ‘rogue traders’ or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Employee misconduct could have a material adverse effect on our business, prospects, financial condition and results of operations.
We may suffer losses due to negligence, fraud or misconduct by third parties. We depend on third party suppliers, outsource providers and our affiliates for a variety of services. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. The OCC and FRB require financial institutions to maintain third party and service provider risk management programs, which include due diligence requirements for third parties and service providers as well as for our affiliates who may perform services for us. Under FRB guidance “service providers” is broadly defined to include all entities that have entered into a contractual relationship with a financial institution to provide business functions or activities. If our third party risk and service provider management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which could materially adversely affect us.
Failure to successfully change our operational practices may have a material impact on our businesses. Changes to operational practices from time to time could materially impact our performance and results. Such changes may include:

•	our determining to acquire or sell residential mortgage loans and other loans or the decision to sell credit card receivables;

•	changes to our customer account management and risk management/collection policies and practices;

•	our investment choices in technology, business infrastructure and specialized personnel;

•	changes to our AML and sanctions policies and the related operations practices; or

•	our outsourcing of various operations, including our mortgage servicing business.
Further, in order to react quickly to or meet newly-implemented regulatory requirements, we may need to change or enhance systems within very tight time frames, which would increase operational risk. Failure to implement changes to our operational

HSBC USA Inc.

practices successfully and efficiently may diminish our ability to operate one or more of our businesses and could result in reputational damage and regulatory intervention, all of which could materially adversely affect us.
Federal Reserve Board policies can significantly affect business and economic conditions and, as a result, our financial results and condition.  The FRB regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities and derivative instruments. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in FRB policies are beyond our control and can be hard to predict.
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
We face significant and increasing competition in the rapidly evolving financial services industry. We compete with other financial institutions in a highly competitive industry that is undergoing significant changes as a result of financial regulatory reform and increased public scrutiny stemming from the financial crisis and continued challenging economic conditions. We target internationally mobile clients who need sophisticated global solutions and generally compete on the basis of the quality of our customer service, the wide variety of products and services that we can offer our customers and the ability of those products and services to satisfy our customers’ needs, the extensive distribution channels available for our customers, our innovation, and our reputation. Continued or increased competition in any one or all of these areas may negatively affect our market share and results of operations and/or cause us to increase our capital investment in our businesses in order to remain competitive. Additionally, if our products and services are not accepted by our targeted clients, this may have a material adverse effect on our businesses, financial condition and results of operations.
Given the current economic, regulatory, and political environment for large financial institutions such as us, and possible public backlash to bank fees, there is increased competitive pressure to provide products and services at current or lower prices. Consequently, our ability to reposition or reprice our products and services from time to time may be limited and could be influenced significantly by the actions of our competitors who may or may not charge similar fees for their products and services. Any changes in the types of products and services that we offer our customers and/or the pricing for those products and services could result in a loss of customers and market share and could materially adversely affect our results of operations. Further, new technologies could require us to spend more to modify or adapt our products to attract and retain customers. Continued technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic payment solutions. We may not respond effectively to these competitive threats from existing and new competitors and may be forced to increase our investment in our businesses to modify or adapt our existing products and services or develop new products and services to respond to our customers’ needs. Any of these factors may have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Mandatory central clearing of over the counter derivatives, including under the Dodd-Frank Act, brings new risks to us. As a clearing member, we have financial exposure for losses incurred at a Central Counterparty ("CCP") by the default of other clearing members. Hence central clearing brings with it a new element of interconnectedness between clearing members and clients that we believe may increase rather than reduce our exposure to systemic risk. At the same time, our ability to manage such risk ourselves will be reduced because risk controls are largely managed by the CCPs themselves and it is unclear at present how, at a time of stress, regulators and resolution authorities would intervene.
In situations in which we strive to mitigate counterparty risk by taking collateral, our credit risk may remain high if the collateral we hold cannot be realized or must be liquidated at prices insufficient to recover the full amount of our exposure to the respective counterparty. There is a risk that collateral cannot be realized, including situations where this arises by change of law that may influence our ability to foreclose on collateral or otherwise enforce contractual rights.

HSBC USA Inc.

We also have credit exposure arising from risk defeasance products such as credit default swaps ("CDSs"), and other credit derivatives, each of which is carried at fair value. The risk of default by counterparties to CDSs and other credit derivatives used as mitigants affects the fair value of these instruments depending on the valuation and the perceived credit risk of the underlying instrument against which protection has been purchased. Any such adjustments or fair value changes may have a material adverse effect on our financial condition and results of operations.
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
Financial services institutions are interrelated as a result of market-making, trading, clearing, counterparty, or other relationships. As a consequence, a default by, or decline in market confidence in, individual institutions, or anxiety about the financial services industry generally, can lead to further individual and/or systemic difficulties, defaults and losses. HSBC routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by the counterparty or client. When such a counterparty or client becomes bankrupt or insolvent, we may become involved in significant disputes or litigation with the counterparty's or client's bankruptcy estate and other creditors, or involved in regulatory investigations, each of which could increase our operational and litigation costs.
Significant or prolonged periods of market stress or illiquidity, could further decrease our ability to realize the fair value of collateral held by us or make it more likely that we would liquidate collateral at prices insufficient to recover the full amount of our exposure to the respective counterparty or client. Further, disputes with counterparties as to the valuation of collateral significantly increase in times of market stress and illiquidity.
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
While we believe that our allowance for credit losses was appropriate at December 31, 2015, there is no assurance that it will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of a deterioration in economic conditions, we may be required to build reserves in future periods, which would reduce our earnings.
Concentrations of credit and market risk, including exposure to Latin American corporate clients and the oil and gas markets, could increase the potential for significant losses. We have exposure to increased levels of risk when customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. While we regularly monitor various segments of our portfolio exposures to assess potential concentration risks, our efforts to diversify or hedge our credit portfolio against concentration risks may not be successful. We have exposure to commercial customers domiciled outside of the United States and or in sectors that can be materially affected by changing economic conditions such as customers in the commodity sector. For example, a significant portion of our loan portfolio by region is concentrated with clients in Latin America and a significant portion of our loan portfolio by sector is concentrated in the oil and gas industry. In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize the value of our positions, thereby leading to increased concentrations.
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

HSBC USA Inc.

Our primary source of funding is deposits, augmented by issuance of commercial paper and term debt. Adequate liquidity is critical to our ability to operate our businesses.
We also access wholesale markets in order to provide funding for entities that do not accept deposits, to align asset and liability maturities and currencies and to maintain a market presence. We issued a total of $16,609 million of long-term debt at various points in 2015, including $3,300 million of senior notes issued in February 2015 and $2,700 million of senior notes issued in August 2015. An inability to obtain financing in the unsecured long-term or short-term debt capital markets because of market factors or factors in our business could have a substantial adverse effect on our liquidity. Unfavorable macroeconomic developments, market disruptions or regulatory developments may increase our funding costs or challenge our ability to raise funds to support our businesses, materially adversely affecting our businesses, prospects, financial condition and/or results of operations.
Despite the apparent improvements in overall market liquidity and our liquidity position, future conditions that could negatively affect our liquidity include:

•	an inability to attract or retain deposits because customers may invest in other financial instruments as an alternative;

•	diminished access to capital markets because of market factors or factors in our business;

•	an increased interest rate environment for our commercial paper, deposits or term debt;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC Group subsidiaries and through deposits.
These conditions could be caused by a number of factors, including internal and external factors, such as, among others:

•	financial and credit market disruption;

•	volatility or lack of market or customer confidence in financial markets;

•	lack of market or customer confidence in HSBC or negative news about HSBC or the financial services industry generally; and

•
other conditions and factors over which we have little or no control including economic conditions in the U.S. and abroad and concerns over potential government defaults and related policy initiatives.

HSBC has provided us with capital support in the past and has indicated its commitment and capacity to fund the needs of our businesses in the future. Notwithstanding, if we are unable to raise funds through deposits and/or in the capital markets, our liquidity position could be adversely affected and we might be unable to meet deposit withdrawals on demand or at their contractual maturity, to repay borrowings as they mature, or to fund new loans, investments and businesses. We may need to liquidate unencumbered assets to meet our liabilities. In a time of reduced liquidity, we may be unable to sell some of our assets, or we may need to sell assets at depressed prices, which in either case could materially adversely affect our businesses, prospects, results of operations and/or financial condition.
Adverse changes in our credit ratings could have a material adverse effect on our liquidity and cost of funding. Our credit ratings are an important part of maintaining our liquidity. We depend on access to the securities market for a portion of our funding. We issued a total of $16,609 million of long-term debt in 2015, including $6,000 million of senior notes. Our credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors including their assessment of our relative financial strength and results of operations, including our strategy and our management's capability, as well as factors affecting the financial services industry generally, including legal and regulatory frameworks affecting our business activities and the rights of our creditors. There can be no assurance that downgrades will not occur. Any downgrade in our credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts. Downgrades in our credit ratings also may trigger additional collateral or funding obligations which could negatively affect our liquidity, including as a result of credit-related contingent features in certain of our derivative contracts.
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
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which may lead to adverse ratings actions. For example, in addition to the S&P action mentioned above, in May 2015, Moody's took various rating agency actions on certain U.S. banks, including HSBC USA and HSBC Bank USA, following a review associated with the publication of its revised bank rating methodology. As a result of this review, the senior debt rating of HSBC Bank USA was upgraded to Aa3, the long-term deposit rating of HSBC Bank USA was upgraded to Aa2 and the senior debt rating of HSBC USA was reaffirmed. Conversely, in September 2015, Dominion Bond

HSBC USA Inc.

Rating Service downgraded a number of banking groups in Europe, including HSBC, following a review of developments in European regulation and legislation which provide less certainty about the likelihood of timely systemic support. As a result of this review, the senior and subordinated debt ratings of both HSBC USA and HSBC Bank USA and the short-term instrument rating of HSBC USA were all downgraded by one notch. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. As of December 31, 2015, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Our "cross-selling" efforts to increase the number of products our customers buy from us and offer them all of the financial products that fulfill their needs is a key part of our growth strategy, and our failure to execute this strategy effectively could have a material adverse effect on our revenue growth and financial results. Selling more products to our customers - "cross-selling" - is very important to our business model and key to our ability to grow revenue and earnings, especially during the current environment of slow economic growth and regulatory reform initiatives. Key among these cross-sell opportunities is the collaboration between CMB and GB&M, which is an area where many of our competitors also focus. In RBWM many of our competitors also focus on cross-selling, especially in retail banking and mortgage lending. In both instances, this can limit our ability to sell more products to our customers or influence us to sell our products at lower prices, reducing our net interest income and revenue from our fee-based products. It could also affect our ability to keep existing customers. New technologies could require us to spend more to modify or adapt our products to attract and retain customers. Our cross-sell strategy also is dependent on earning more business from our HSBC customers, and increasing our cross-sell ratio - or the average number of products sold to existing customers - may become more challenging.
The value of our mortgage servicing rights could be adversely affected by changes in interest rates or the failure to comply with servicing standards.  As a residential mortgage servicer in the U.S., we have a portfolio of mortgage servicing rights ("MSRs"), which is in run-off. An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee, which prior to the conversion of our mortgage processing and servicing operations to PHH Mortgage Corporation ("PHH Mortgage"), we retained when we sold originated mortgage loans. Beginning with May 2013 applications, we now sell our government sponsored entities ("GSE") eligible mortgage originations to PHH Mortgage on a servicing released basis which results in no new servicing rights being recognized.
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
Further, the GSEs that own the mortgages that we service in our MSR portfolio have mortgage servicing standards. The failure to comply with these standards could result in penalties assessed by the GSEs or force us to sell all or part of our MSR portfolio.
In addition, we are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. In recent years, challenges have been raised to whether we have adhered to these requirements, and whether, as a result in some instances, the loans can be enforced as local law otherwise would permit. Additionally, we currently use the Mortgage Electronic Registration Systems, Inc. (MERS) system for approximately half of the residential mortgage loans that remain in our servicing portfolio. Individual borrowers and certain local governments have contended that the use of MERS is improper or otherwise adversely affects the security interest.

HSBC USA Inc.

If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment.   In the ordinary course of business, HSBC USA and its affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 27, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements, certain of which may result in adverse judgments, settlements, fines, penalties, remediation payments, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies.
Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing, with a corresponding increase also in civil litigation arising from or relating to issues which are subject to regulatory investigations, sanctions or fines. In the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other regulators, including the CFPB, CFTC, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, substantial fines, penalties, remediation payments or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. In addition, HSBC's extensive global operations also increase our compliance and regulatory risks and costs. For example, operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subjects it to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, included the FCPA and AML. These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of our affiliates' business activities. Criminal prosecutions of financial institutions for, among other alleged conduct, breaches of AML, sanctions and FCPA regulations, antitrust violations, market manipulation, aiding and abetting tax evasion, and providing unlicensed cross-border banking services, have become more commonplace and may increase in frequency due to increased media attention and higher expectations from prosecutors and the public. Any such prosecution or investigation of, or legal proceeding or regulatory action brought against, HSBC or one or more of its subsidiaries could result in substantial fines, penalties and/or forfeitures and could have a material adverse effect on our results, business and prospects, including the potential loss of key licenses, requirement to exit certain businesses and withdrawal of funding from depositors and other stakeholders. See "Failure to implement our obligations under the deferred prosecution agreements could have a material adverse effect on our results and operations" and "We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity" above.
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
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes.  As previously reported, HSBC Bank USA entered into the OCC Servicing Consent Order with the OCC and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America entered into a similar consent order with the FRB following completion of a broad horizontal review of industry foreclosure practices. On June 16, 2015, HSBC Bank USA consented to amendments to the OCC Servicing Consent Order, which impose certain additional restrictions on HSBC Bank USA's mortgage servicing-related acquisitions and activities.
The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the foreclosure practice deficiencies described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required, however, we are not yet in compliance with all requirements of the OCC Servicing Consent Order. The failure of HSBC Bank USA to continue to not satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties, which may have a material adverse effect on our consolidated results of operations and financial condition.
The Servicing Consent Orders required an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review ("IFR"). In February 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB, which we refer to as the "IFR Settlement

HSBC USA Inc.

Agreements", pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2015, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. See Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
Compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the DOJ or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders.
Further, the settlement related to the Independent Foreclosure Review does not preclude future private litigation concerning these practices. Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the DOJ and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices.In February 2016, HSBC Bank USA, HSBC Finance, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the DOJ, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies (“Federal Parties”) and the Attorneys General of 49 states and the District of Columbia (“State Parties”) to resolve civil claims related to past residential mortgage loan origination and servicing practices. The national mortgage settlement, may not, however, completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
While the housing market in the U.S continues to recover, the strength of recovery varies by market. Certain courts and state legislatures have issued rules or statutes relating to foreclosures and scrutiny of foreclosure documentation has increased in some courts. Also in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to increased delays in several jurisdictions which will continue to take time to resolve.
We may incur additional costs and expenses relating to mortgage loan repurchases and other mortgage loan securitization-related activities.  In connection with our loan sale and securitization activities with Federal National Mortgage Association (“Fannie Mae") and Federal Home Loan Mortgage Corporation (“Freddie Mac"), the GSEs and loan sale and private-label securitization transactions, HUSI has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio ("LTV") greater than 80 percent, and the use of the GSEs’ standard legal documentation. We may be, and have been, required to repurchase loans and/or indemnify the GSEs and other private investors for losses due to breaches of representations and warranties.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider several factors, including the level of outstanding repurchase demands in inventory and our historical defense rate, the level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate, the level of potential future demands based on historical conversion rates of loans for which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate, and any settlements reached with our counterparties. While we believe that our current repurchase liability reserves are adequate, the factors referred to above are dependent on economic factors, investor demand strategies, housing market trends and other circumstances, which are beyond our control and, accordingly, there can be no assurance that such reserves will not need to be increased in the future.
We have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI, and serve as trustee of various securitization trusts. Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the industry's residential foreclosure issues continue, HSBC Bank USA has taken title to an increasing number of foreclosed homes as trustee on behalf of various securitization trusts. As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various obligations of law, including laws regarding property upkeep and tenants' rights. While we believe and continue to maintain that the obligations at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of "HSBC,

HSBC USA Inc.

as trustee." As a result, we may be subject to additional litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
Changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates may adversely impact the value of debt securities and other financial instruments we hold or issue that are linked to such reference rates and could adversely impact our financial condition or results of operations. As a result of concerns about the accuracy of the calculation of the daily LIBOR, a number of British Bankers’ Association member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Methods of calculating LIBOR have been affected by new regulation, and similar changes may occur to other reference rates. Various regulators and competition and enforcement authorities are conducting investigations and reviews related to certain past submissions made by panel banks and the processes for making submissions in connection with the setting of the European interbank offered rates and other benchmark interest and foreign exchange rates. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would impact the value of any debt securities we hold or issue that are linked to LIBOR or other reference rates, or any loans, derivatives and other financial obligations or extensions of credit we hold or are due to us, or for which we are an obligor, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
Regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions could negatively impact our business structures, activities and practices. The Dodd-Frank Act requires HSBC as a foreign bank holding company and our ultimate parent to prepare and submit annually a plan for the orderly resolution of the U.S. businesses under the U.S. Bankruptcy Code in the event of future material financial distress or failure. The Dodd-Frank Act focuses on reducing risks to the U.S. financial system, requiring a plan to demonstrate how the relevant entities can be resolved in a "rapid and orderly" fashion in a manner that avoids systemic risks. Similarly, HSBC Bank USA must prepare and submit an annual resolution plan under the Federal Deposit Insurance Act. HSBC Bank USA is required to regularly provide a plan to the FDIC that is executable for resolving the bank in the event of its failure that protects depositors, maximizes the net present value return on assets and minimizes the amount of any losses to creditors, including the FDIC’s Deposit Insurance Fund. These plans must include information on resolution strategy, agreements with major counterparties and "interdependencies," among other things. Resolution planning requires substantial effort, time and cost across all of our businesses and geographies. The HSBC resolution plan is subject to review by both the FRB and the FDIC. The HSBC Bank USA resolution plan is subject to review by the FDIC. In March 2015, the FRB and the FDIC announced the completion of their reviews of the second round of resolution plans submitted in 2014 by three foreign banking organizations, including the HSBC resolution plan submitted in 2014 (the “2014 Plan”). Although the FRB and FDIC noted some improvements from the original plans submitted by these filers in 2013, the agencies also jointly identified specific shortcomings with the 2014 resolution plans, including the 2014 Plan, that will need to be addressed in these filers’ 2015 submissions if not already addressed in their 2014 resolution plans. In addition, the FDIC board of directors stated in a press release that the 2014 resolution plans submitted by these filers, including the 2014 Plan, are not credible and do not facilitate an orderly resolution under the U.S. Bankruptcy Code. In August 2014, the FRB and FDIC made these same determinations with respect to the plans filed in 2013 by the nine largest financial institutions required to submit resolutions plans under Dodd-Frank. The FRB and FDIC requested that these filers reflect the requested improvements in their 2015 submissions. HSBC and HSBC Bank USA submitted their 2015 plans in December.
If the FRB and the FDIC both determine that these resolution plans are not "credible" (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow resolution of a financial institution's U.S. businesses in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), and the deficiencies are not remedied within the required time period, an institution, including HSBC, could be required to restructure or reorganize businesses, legal entities, or operational systems and intra-company transactions in ways that could negatively impact operations, or be subject to restrictions on growth. We could also eventually be subjected to more stringent capital, leverage or liquidity requirements, or be required to divest certain assets or operations.
The transition to the new requirements under Basel III will continue to put additional pressure on regulatory capital and liquidity.  HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and related regulatory guidance, in accordance with current regulatory timelines. In 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (the “Basel III Capital Framework”) and “International framework for liquidity risk measurement, standards and monitoring” (the “Basel III Liquidity Framework”) (together, "Basel III"). In 2013, the U.S. banking regulators published a final rule implementing the Basel III Capital Framework and the Dodd-Frank Act’s phase-out of trust preferred securities from Tier 1 capital, which we refer to as the “Basel III final rule”. The Basel III final rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income (loss) ("AOCI") in capital. The Basel III final rule also increases capital requirements for counterparty credit risk and introduces a SLR with full implementation and compliance required by January 1, 2018. HSBC North America and HSBC Bank USA began complying with the effective portions of the Basel III final rule on January 1, 2014. The Basel III final rule will increase

HSBC USA Inc.

our regulatory capital requirements over the next three years as capital deductions, adjustments and buffers are phased in until full implementation on January 1, 2019.
In addition to the Basel III final rule, there continue to be numerous proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well as our ability to meet these requirements. The Basel Committee intends to finalize by the end of 2016 reform initiatives in three areas: (i) enhancements to the risk sensitivity and robustness of the standardized approaches; (ii) review of the role of internal models in the capital framework; and (iii) finalization of the design and calibration of the leverage ratio and capital floors. These reform initiatives include adoption of revisions to the market risk capital framework and proposed consultations on revisions to the standardized approaches for operational risk and credit risk. The Basel Committee has also indicated it intends to finalize its approach to the regulatory treatment of interest rate risk in the banking book to ensure that banks have appropriate capital to cover potential losses from exposures to changes in interest rates. Further revisions to the Basel III capital framework resulting from these initiatives could materially increase our capital requirements to the extent they are implemented by the FRB.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Participation by HSBC North America in the FRB’s CCAR stress test process will also require that HSBC North America maintain sufficient capital to meet minimum regulatory ratios over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. The FRB has indicated it is evaluating how and whether to incorporate applicable buffers into the post-stress minimum requirements that large banking organizations like HSBC North America must maintain in connection with the CCAR stress tests and the FRB’s capital plan review.
HSBC Bank USA is also required to participate in the OCC’s DFAST. These stress testing requirements will influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
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
We could incur losses or be required to hold additional capital as a result of model limitations or failure. We use models for a range of purposes in managing our business, including regulatory and economic capital calculations, stress testing, granting credit, pricing and financial reporting, including the valuation of financial instruments measured at fair value. We could face adverse consequences as a result of decisions, which may lead to actions by management, based on models that are poorly developed, implemented or used, or as a result of the modeled outcome being misunderstood or the use of such information for purposes for which it was not designed. We hold capital for known risks and limitations of our models as appropriate. If additional weakness in a model is discovered or if a model is shown to have failed, we may be required to hold more capital. Risks arising from use of models could have a material adverse effect on our business, financial condition and/or results of operations, minimum capital requirements and reputation.
In addition, supervisory concerns over the internal models and assumptions used by banks in the calculation of regulatory capital have led to the imposition of risk weight and loss given default floors, which has the potential to increase our capital requirement.
Management projections, estimates and judgments based on historical performance may not be indicative of our future performance.  Our management is required to use certain estimates in preparing our financial statements, including accounting

HSBC USA Inc.

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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 16, "Income Taxes," in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
Our financial statements depend on our internal controls over financial reporting. The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any "material weaknesses" in our internal control over financial reporting. In a company as large and complex as ours, lapses or deficiencies, including significant deficiencies, in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given year.
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board ("FASB"), the IASB, the SEC and our bank regulators, including the OCC and the FRB, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. For example, the FASB's financial instruments project will likely, among other things, significantly change how we measure credit impairment on our receivables portfolio, which could also affect the level of deferred tax assets that we recognize. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
Our interpretation or application of the tax laws to which it is subject could differ from those of the relevant governmental authorities, which could result in the payment of additional taxes and penalties. We are subject to the various tax laws of the U.S. and its states and municipalities in which we operate. These tax laws are inherently complex and we must make judgments and interpretations about the application of these laws to its entities, operations and businesses. Our interpretations and application of the tax laws could differ from that of the relevant governmental taxing authority, which could result in the potential for the payment of additional taxes, penalties or interest, which could be material.
Key employees may be difficult to attract or retain due to contraction of the business and limits on promotional activities.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. Employee fatigue, relocations, hiring freezes and external competition targeting top talent have impacts on attrition. If we were unable to continue to attract, develop and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our financial performance, expense reduction initiatives, and reductions in variable compensation and other benefits could raise concerns about key employees’ future compensation and opportunities for promotion. Any future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. As economic conditions continue to improve, we may face increased difficulty in retaining top performers and critical skilled employees. Severe and unrelenting demands continue to be placed on our employees. The cumulative workload arising from a regulatory reform program that is often extra-territorial and still evolving is hugely consumptive of human resources, placing increasingly complex and conflicting demands on a workforce where the required expert capabilities are in short supply and globally mobile. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within the HSBC Group or could not be sourced in the market, our ability to manage our business, in particular through any future difficult economic environment may be hindered or impaired.

HSBC USA Inc.

Significant reductions in pension assets may require additional financial contributions from us.  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2015, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $475 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 20, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
We may not be able to meet regulatory requests for data. The volume, granularity, frequency and scale of regulatory and other reporting requirements necessitate a clear data strategy to enable consistent data aggregation, reporting and management. Inadequate management information systems or processes, including those relating to risk data aggregation and risk reporting, could lead to a failure to meet regulatory reporting requirements or other internal or external information demands. Financial institutions that fail to comply with the principles for effective risk data aggregation and risk reporting as set out by the Basel Committee on Banking Supervision may face supervisory measures. Any of these failures could have a material adverse effect on our business, prospects, financial condition and results of operations.

HSBC USA Inc.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018, which HSBC Bank USA owned until April 2010. In April 2010, HSBC Bank USA sold our headquarters building at 452 Fifth Avenue and entered into a lease for the entire building for one year, followed by eleven floors of the building for a total of 10 years. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HSBC Bank USA has 145 branches in New York, 35 branches in California, 17 branches in Florida, 9 branches in New Jersey, 7 branches in Virginia, 4 branches in Washington, 3 branches in Connecticut, 3 branches in Maryland, 2 branches in the District of Columbia, 2 branches in Pennsylvania and 1 branch in Delaware at December 31, 2015. We also have 9 representative offices in New York, 7 in California, 2 in Texas, Florida, Illinois and Massachusetts, and 1 in each of the District of Columbia, Georgia, North Carolina, Oregon, Pennsylvania, New Jersey and Washington. Approximately 13 percent of these offices are located in buildings owned by HSBC Bank USA and the remaining are located in leased premises. In addition, there are offices and locations for other activities occupied under various types of ownership and leaseholds in New York and other states, none of which are materially important to our operations. HSBC Bank USA leases premises in Bogota, Columbia and Lima, Peru.

Item 3. Legal Proceedings

See Note 27, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page # for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market in shares of HSBC USA's common stock. As of the date of this filing, HSBC North America Inc. was the sole holder of HSBC USA's common stock. No dividends were paid to HSBC North America Inc. on HSBC USA's common stock during either 2015 or 2014.

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
The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted:

Year Ended December 31,	2015	2014	2013	2012	2011
	(dollars are in millions)
Statement of Income (Loss) Data:
Net interest income	$2,470	$2,304	$2,041	$2,158	$2,434
Provision for credit losses (1)	361	188	193	293	258
Total other revenues	1,672	1,606	1,857	1,973	2,325
Operating expenses excluding goodwill impairment and expense relating to certain regulatory matters	3,221	3,424	3,271	3,283	3,732
Goodwill impairment	—	—	616	—	—
Expense relating to certain regulatory matters	—	—	—	1,381	—
Income (loss) from continuing operations before income tax	560	298	(182)	(826)	769
Income tax expense (benefit)	230	(56)	156	422	314
Income (loss) from continuing operations	330	354	(338)	(1,248)	455
Income from discontinued operations, net of tax	—	—	—	203	563
Net income (loss)	$330	$354	$(338)	$(1,045)	$1,018
Balance Sheet Data as of December 31:
Loans:
Construction and other real estate	$10,000	$10,300	$9,034	$8,457	$7,860
Business and corporate banking	19,116	17,819	14,446	12,608	10,225
Global banking	29,969	26,387	21,625	20,009	12,658
Other commercial	3,368	3,581	3,389	3,076	2,906
Total commercial	62,453	58,087	48,494	44,150	33,649
Residential mortgages	17,758	16,661	15,826	15,371	14,113
Home equity mortgages	1,600	1,784	2,011	2,324	2,563
Credit card	699	720	854	815	828
Other consumer	407	489	510	598	714
Total consumer	20,464	19,654	19,201	19,108	18,218
Total loans	82,917	77,741	67,695	63,258	51,867
Loans held for sale	2,185	612	230	1,018	3,670
Total assets	188,278	185,539	185,487	191,446	186,507
Total tangible assets	186,625	183,880	183,817	189,150	184,264
Total deposits(2)	118,579	116,118	112,608	117,671	139,729
Long-term debt	33,509	27,524	22,847	21,745	16,709
Preferred stock	1,265	1,565	1,565	1,565	1,565
Common shareholders' equity	19,260	15,402	14,899	16,271	16,937
Total shareholders’ equity	20,525	16,967	16,464	17,836	18,502
Tangible common shareholders' equity	18,014	13,744	13,388	13,185	14,054

HSBC USA Inc.

Year Ended December 31,	2015	2014	2013	2012	2011

Selected Financial Ratios:
Rate of return on average:
Total assets	.2%	.2%	(.2)%	(.7)%	.3%
Total risk weighted assets(3)	.2	.3	(.3)	(.9)	.8
Total common shareholders' equity	1.4	1.8	(2.6)	(7.9)	2.4
Total shareholders' equity	1.7	2.1	(1.9)	(6.8)	2.6
Net interest margin	1.35	1.43	1.29	1.30	1.45
Loans to deposits ratio(4)	93.07	91.94	78.45	70.64	52.62
Efficiency ratio	77.8	87.6	99.7	112.9	78.4
Allowance as a percent of loans(5)	1.10	.87	.90	1.02	1.43
Commercial allowance as a percent of loans(5)	1.25	.85	.64	.72	1.31
Commercial net charge-off ratio(5)	.10	.06	.15	.37	.21
Consumer allowance as a percent of loans(5)	.65	.96	1.55	1.73	1.65
Consumer two-months-and-over contractual delinquency	4.56	5.59	6.80	6.92	6.00
Consumer net charge-off ratio(5)	.32	.43	.85	1.32	1.33
Common equity Tier 1 capital to risk weighted assets(6)	12.0	10.3	9.9	11.6	10.7
Tier 1 capital to risk weighted assets	12.6	11.4	11.7	13.6	12.7
Total capital to risk weighted assets	16.5	15.8	16.4	19.5	18.4
Total shareholders’ equity to total assets	10.9	9.1	8.9	9.3	9.9
Tangible common shareholders' equity to total tangible assets	9.7	7.5	7.3	7.0	7.6

(1)
During 2015, we increased our commercial loan provision for credit losses by approximately $295 million related to oil and gas industry loan exposures. Also during 2015, we updated the default population utilized in determining the emergence period to include defaults through 2014 while dropping off the oldest defaults to maintain a consistent look back period which resulted in a modest increase to the loss emergence period used in our commercial loan collective impairment calculation and increased our provision for credit losses by approximately $28 million. During 2014, we revised certain estimates used in our commercial loan collective impairment calculation, including estimates of loss emergence, which resulted in an incremental provision for credit losses of approximately $178 million. During 2012, we extended our loss emergence for consumer loans collectively evaluated for impairment using a roll rate migration analysis to 12 months, which resulted in an incremental provision for credit losses of approximately $80 million.

(2)	Includes $15.1 billion of deposits held for sale at December 31, 2011.

(3)	Includes the results of our discontinued operations for applicable periods.

(4)
Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000. Excluding the deposits and loans held for sale to First Niagara, the ratio was 58.77 percent at December 31, 2011.

(5)	Excludes loans held for sale.

(6)	Basel III introduced the common equity Tier 1 ratio. For 2013 and prior, the ratio presented is the Tier 1 common ratio calculated under Basel I.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, a decline in housing prices, a decline in energy prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, unexpected geopolitical events, changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•	capital and liquidity requirements under Basel III, the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR"), and the Dodd-Frank Act stress testing ("DFAST");

•	Regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;

•	changes in central banks' policies with respect to the provision of liquidity support to financial markets;

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk, including exposure to Latin American corporate clients and the oil and gas markets;

•	the ability to implement our business strategies;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract and retain customers and to attract and retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyber attacks;

HSBC USA Inc.

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	financial difficulties or credit downgrades of mortgage bond insurers;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations or application of tax laws to which we are subject;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines.

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events. For more information about factors that could cause actual results to differ materially from those in the forward-looking statements, see Item 1A, "Risk Factors," in this Annual Report on Form 10-K.

HSBC USA Inc.

Executive Overview

Organization and Basis of Reporting HSBC USA Inc. ("HSBC USA" and, together with its subsidiaries, "HUSI") is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). HUSI may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as "we", "us" or "our".
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
2015 Economic Environment  The U.S. economy continued its overall recovery during 2015 and average consumer sentiment for 2015 reached its highest level in over 10 years, despite volatility associated with the impact of falling oil prices and a slowdown in key economies such as China which for a time led to concerns about job and wage growth. The U.S. labor market resumed significant job growth during the fourth quarter after experiencing a slow down during the third quarter and in December 2015, the Federal Reserve Board (the "Federal Reserve") increased short-term interest rates by 25 basis points, the first increase in interest rates since June 2006. The prolonged period of low interest rates, however, continues to put pressure on spreads earned on our deposit base.
During 2015, the U.S. economy added approximately 2.73 million jobs while the number of long-term unemployed fell almost 25 percent and total unemployment fell to 5.0 percent as of December 2015. Economic headwinds remain, however, as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistic's U-6 unemployment rate of 9.9 percent as of December 2015. In addition, economic uncertainty remains high in many economies outside the U.S., including Latin America and in particular Brazil, where economic activity continues to be slow. In addition, the price of oil declined significantly during 2015, adding pressure to portfolios where the customer base is heavily centered in commodity-based businesses. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.
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
2015 Events

•
Throughout 2015, we experienced deterioration in the credit quality of our oil and gas commercial loan portfolio as a result of deepening and sustained declines in crude oil prices. We continue to conduct quarterly reviews of our oil and gas industry credit exposures to ensure our credit grades reflect current market conditions. As a result of these market conditions, we increased our credit loss reserves associated with oil and gas industry exposures, including our reserve for off-balance sheet credit exposure, by approximately $338 million in 2015.

•
Our operations are focused on the core activities of our four global businesses and the positioning of our activities towards international connectivity strategies, including what we believe are our unique capabilities to serve clients in the North American Free Trade Agreement trade corridor in order to improve profitability. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. Additional cost reduction opportunities have been identified and are in the process of implementation. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented. We also continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

HSBC USA Inc.

•
Compliance costs totaled $240 million in 2015, compared with $289 million and $302 million in 2014 and 2013, respectively. While we continue to focus attention on cost mitigation efforts as discussed below, compliance related costs remain elevated due to the continuing remediation required by regulatory consent agreements and the implementation of the highest and most effective global standards in combating financial crime ("Global Standards").

•
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

•
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

Performance, Developments and Trends Net income (loss) was income of $330 million in 2015 compared with income of $354 million and a loss of $338 million in 2014 and 2013, respectively. Net income in 2015 reflects the impact of New York City tax reform which resulted in an increase in tax expense of $48 million. Net income in 2014 was significantly impacted by a tax reserve release as a result of the settlement of certain state and local tax audits which resulted in an income tax benefit of $183 million and the impact of New York State tax reform which resulted in an increase in tax expense of $75 million.
Income (loss) before income tax was income of $560 million in 2015 compared with income of $298 million and a loss of $182 million in 2014 and 2013, respectively. The increase in income (loss) before income tax in 2015 compared with 2014 reflects lower operating expenses, higher net interest income and higher other revenues, partially offset by a higher provision for credit losses primarily related to oil and gas industry loan exposures. The increase in income (loss) before income tax in 2014 compared with 2013 reflects significantly lower operating expenses driven primarily by $616 million of GB&M goodwill impairment recognized in 2013, partially offset by higher litigation costs and higher net interest income, including a release of accrued interest associated with the settlement of certain state and local tax audits. These improvements were partially offset by lower other revenues driven primarily by lower trading revenue.
Our results in all periods were impacted by certain items management believes to be significant which distort the comparability of the performance trends of our business between periods. The following table summarizes the impact of these items for all periods presented:

Year Ended December 31,	2015	2014	2013
	(in millions)
Income (loss) before income tax, as reported	$560	$298	$(182)
Fair value movement on own fair value option debt attributable to credit spread	(194)	(6)	165
Restructuring and costs to achieve(1)	21	—	—
Provision for credit losses relating to increases in loss emergence period used in our commercial loan collective impairment calculation	28	178	—
Litigation expense related to the settlement agreement with the Federal Housing Finance Agency ("FHFA")	—	178	119
Interest benefit related to the conclusion of certain state and local tax audits resulting in the settlement of uncertain tax positions	—	(120)	—
Goodwill impairment	—	—	616
Adjusted performance(2)	$415	$528	$718

(1)	Reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in HSBC's Investor Update of June 2015.

HSBC USA Inc.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance for 2015 declined $113 million compared with 2014 as a higher provision for credit losses, largely commercial related, and lower other revenues driven primarily by lower securities gains and lower mortgage banking revenue was partially offset by higher net interest income and lower operating expenses. Excluding the collective impact of the items in the table above, our adjusted performance for 2014 decreased $190 million compared with 2013 as lower other revenues driven primarily by lower trading revenue and lower fair value option revenue as well as higher operating expenses driven by higher support services charges were partially offset by a lower provision for credit losses and higher net interest income.
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
Our results are also impacted by general global and domestic economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2016 is largely dependent upon macro-economic conditions which include the interest rate environment, housing market conditions, unemployment levels, market volatility, energy prices and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, loss provision and ultimately our results of operations.

HSBC USA Inc.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:
Group Reporting Basis We report financial information to HSBC in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU") and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis (a non-U.S. GAAP financial measure) are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net income (loss) – U.S. GAAP basis	$330	$354	$(338)
Adjustments, net of tax:
Loan impairment	124	112	29
Pension and other postretirement benefit costs	14	12	16
Loans held for sale	9	(6)	—
Reclassification of fair value measured financial assets during 2008	1	1	(17)
Litigation expense	(1)	(79)	63
Securities	(1)	(2)	3
Tax valuation allowances	(5)	5	—
Property	(10)	(7)	(10)
Loan origination	(14)	(9)	(10)
Gain on sale of London Branch precious metals business to affiliate	—	60	—
Goodwill impairment	—	—	136
Other	(4)	(6)	(18)
Net income (loss) – Group Reporting Basis	443	435	(146)
Tax expense (benefit) – Group Reporting Basis	312	(9)	219
Profit before tax – Group Reporting Basis	$755	$426	$73
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
For commercial loans collectively evaluated for impairment, we utilized the same loss emergence period for both U.S. GAAP and the Group Reporting Basis prior to 2014, which resulted in a consistent calculation of loan impairment charges under the two bases of reporting. In 2014, we conducted a review of our loss emergence period estimate used for U.S. GAAP reporting purposes based

HSBC USA Inc.

upon regulatory guidance and bank industry practice in the U.S. As a result of this review, our emergence period was increased, resulting in an increase in loan impairment charges under U.S. GAAP. A separate review of our loss experience under the Group Reporting Basis was completed in 2014. This review did not significantly change the loss emergence period compared with the prior year and resulted in a deviation between U.S. GAAP and the Group Reporting Basis of approximately $174 million on a pre-tax basis. The difference was primarily attributable to different approaches for estimating loss emergence periods for U.S. GAAP and the Group Reporting Basis. In 2015, we updated the default population utilized in determining the emergence period to include defaults through 2014 while dropping off the oldest defaults to maintain a consistent look back period. The update resulted in a modest increase to our loss emergence period under U.S. GAAP and an increase to our provision for credit losses of approximately $28 million (in addition to differences otherwise attributable to applying the different approaches for calculating loan impairment charges discussed above), while the loss emergence period under the Group Reporting Basis did not significantly change. We have determined that, based on the judgment involved and the practice which has evolved in different jurisdictions, both approaches for estimating loss emergence periods result in an appropriate allowance for credit losses under the reporting basis to which each is being applied.
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the corridor). In addition, under the Group Reporting Basis, pension expense is determined using a finance cost component comprising the net interest on the net defined benefit liability which does not reflect the benefit from the expectation of higher returns on plan assets. During 2015, the substantial majority of our postretirement benefit plans were amended relating to post-65 retirees which resulted in a reduction of our postretirement benefit liability as the amendments eliminated future health cost increases which were previously included in the liability. Under the Group Reporting Basis, the benefit from the amendments was recognized immediately while under U.S. GAAP the benefit is amortized to postretirement benefit expense over the remaining estimated covered period for those affected.
Loan held for sale - For receivables transferred to held for sale subsequent to origination, the Group Reporting Basis requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly for the Group reporting basis, such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category and subsequently be measured at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as a provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.
For loans originated with the intent to sell, the Group Reporting Basis requires these loans to be classified as trading assets and recorded at their fair value, with income recorded in trading revenue. Under U.S. GAAP, such loans are classified as loans held for sale and, with the exception of certain loans accounted for under fair value option ("FVO") accounting, are recorded at the lower of amortized cost or fair value, with income recorded in other revenue.
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
Additionally, certain Leverage Acquisition Finance loans were classified as trading assets under the Group Reporting Basis and, to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to loans and advances as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans were classified as "held for sale" and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in 2013.
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

HSBC USA Inc.

Tax valuation allowances - As a result of New York state tax reform during 2014, there was an increase in the deferred tax valuation allowance under U.S. GAAP and derecognition of previously recognized deferred tax assets under the Group Reporting Basis (decreasing net deferred tax assets in both cases). The deferred tax assets affected primarily related to loan loss reserves, which are different under U.S. GAAP and the Group Reporting Basis. As such, the change in deferred tax assets was different under U.S. GAAP and the Group Reporting Basis. During 2015, this valuation allowance difference was reversed as HSBC North America and its subsidiary entities (the "HNAH Group") is able to fully recognize its New York State deferred tax assets under both U.S. GAAP and the Group Reporting Basis.
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and is being recognized over the lease term due to our continuing involvement.
Loan origination - Certain loan fees and incremental direct loan costs, which would not have been incurred but for the origination of the loans, are deferred and amortized to earnings over the life of the loan under the Group Reporting Basis. Certain loan fees and direct incremental loan origination costs, including internal costs directly attributable to the origination of loans in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.
Loan origination deferrals under the Group Reporting Basis are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the loan under the Group Reporting Basis as part of the effective interest calculation while under U.S. GAAP, they may be recognized on either a contractual or expected life basis.
Gain on sale of London Branch precious metals business to affiliate - The Group Reporting Basis requires that operations be transferred to held for sale and carried at the lower of cost or fair value with gains recorded through earnings upon completion of the sale, regardless of whether the sale was to a third party or related party. Under U.S. GAAP, when the transfer of net assets is between affiliates under common control, gains are reflected as a capital transaction upon completion of the sale. The sale was completed in 2014.
Goodwill impairment - Under the Group Reporting Basis, goodwill was amortized until 2005 however under U.S. GAAP, goodwill was amortized until 2002, which resulted in a lower carrying amount of goodwill and, therefore, a lower impairment charge under the Group Reporting Basis in 2013.
Other - Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and the Group Reporting Basis that were not individually material, including derivatives, interest recognition, restructuring costs, servicing assets and precious metals.

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
Allowance for Credit Losses Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when contractually due. Consequently, we maintain an allowance for credit losses that reflects our estimate of probable incurred losses in the existing loan portfolio. Allowance for credit loss estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period they become known. Our risk and finance departments share responsibility for establishing appropriate levels of allowances for credit losses inherent in our various loan portfolios and they assess and independently approve our allowance for credit losses. We believe the accounting estimate relating to the allowance for credit losses is a "critical accounting estimate" for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to the allowance for credit losses require us to project future cash flows, delinquencies and charge-offs, and, when applicable, collateral values, which are highly uncertain; and

•
The allowance for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment, bankruptcy trends and the effects of laws and regulations.

Because our estimates of the allowance for credit losses involve judgment and is influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, industry and business performance, bankruptcy trends, trends in housing markets and interest rates, delinquency rates and the flow of loans through various stages of delinquency, the realizability of any collateral and actual loss experience. Changes in such estimates could significantly impact our allowance and provision for credit losses.
As an illustration of the effect of changes in estimates related to the allowance for credit losses, a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $91 million in our allowance for credit losses at December 31, 2015.
Our allowance for credit losses is based on estimates and is intended to be adequate but not excessive. The allowance for credit losses is regularly assessed for adequacy through a detailed review of the loan portfolio. The allowance for credit losses, which is carried as a reduction to loans on the balance sheet and includes reserves for inherent probable credit losses associated with all loans outstanding. A reserve is also maintained for off-balance sheet risk, which is recorded in other liabilities and includes probable and reasonably estimable credit losses arising from off-balance sheet arrangements such as letters of credit and undrawn commitments to lend.
The allowances include amounts calculated for specific individual loan balances and for collective loan portfolios depending on the nature of the exposure and the manner in which risks inherent in that exposure are managed.

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

•
Loans that are not individually evaluated for impairment and those evaluated and found not to be impaired are pooled into homogeneous categories of loans and collectively evaluated to determine if it is deemed probable, based on historical data and other environmental factors, that a loss has been incurred even though it has not yet manifested itself in a specific loan.

We estimate probable losses for consumer loans and certain small business loans which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets and ultimately charge-off based upon recent performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy or have been subject to account management actions, such as the re-age or modification of accounts. We also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 20-40 percent for residential mortgages and 70-100 percent for home equity mortgages. At both periods, December 31, 2015 and 2014, approximately 1 percent of our second lien home equity mortgages for which the first lien residential mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent were less than 90 days delinquent and not considered to be a TDR Loan or already recorded at fair value less cost to sell.
An advanced credit risk analysis methodology is utilized to support the estimation of incurred losses inherent in pools of homogeneous commercial loans and off-balance sheet risk. This methodology uses the probability of default from the customer risk rating assigned to each counterparty together with the estimated loss emergence period (estimate of the period of time between a loss occurring and the confirming event of its charge-off) of the separate portfolios. The "Loss Given Default" rating assigned to each transaction or facility is based on the collateral securing the transaction and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques, which are combined with management's judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with our internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the required allowance for credit losses.
In addition, loss reserves on consumer and commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculations or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing the allowance for credit losses on loans include, as appropriate, growth, including expansion into new lending markets, geographic and customer concentrations, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as trends in housing markets, interest rates and industry and business performance, portfolio seasoning, account management policies and practices, model imprecision, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations, customer concentration and other factors which can affect payment patterns on outstanding loans such as natural disasters. We also consider key ratios such as allowance as a percentage of loans, allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
The results from the consumer roll rate analysis, commercial analysis and the specific impairment reserving process are reviewed each quarter by the Credit Reserve Committee. This committee also considers other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period.
Goodwill Impairment Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared with its carrying amount, which is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk-weighted assets a capital charge that, prior to the fourth quarter of 2013, was consistent with Basel 2.5 requirements, and additionally, allocating to that unit the remaining carrying amount of HUSI's net assets that is attributable to that unit. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first CCAR submission and HSBC Bank USA's first DFAST submission along with the finalization of Basel III rules, we moved to calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on Basel III requirements for years beginning with 2015. Significant and long-term changes in the applicable reporting unit's industry and related economic conditions are considered to be primary indicators of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties. In evaluating possible impairment, specific factors we consider are: (a) the observance of material changes to business plan information (e.g., financial forecasts); (b) significant increases in observed peer group discount rates; (c) significant announced or planned business divestitures; (d) the

HSBC USA Inc.

margin by which the fair value of each reporting unit exceeded the carrying amount at the previous testing date; (e) deterioration in macroeconomic, industry or market conditions that have not yet been reflected in the latest business plan information, if any, and; (f) other relevant events specific to the reporting unit (e.g., changes in management, strategy or customers, capital allocation or litigation).
The determination of fair value as part of the impairment testing of our goodwill is a "critical accounting estimate" due to the significant judgment required in the use of the fair value approaches. We utilize market approaches and the discounted cash flow method to determine fair value. The market approach focuses on valuation multiples for reasonably similar publicly traded companies and also considers recent market transactions. The discounted cash flow method includes such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management's judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital percentage used to discount future cash flows. The risk adjusted cost of capital percentage is derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of those believed to be used by market participants. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimate could change. When management's judgment is that the anticipated cash flows have decreased and/or the cost of capital percentage has increased, the effect will be a lower estimate of fair value. If the fair value of the reporting unit is determined to be lower than the carrying amount, an impairment charge may be recorded and net income will be negatively impacted.
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
We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. We have decided not to elect the option to apply a qualitative assessment to our goodwill impairment testing and, therefore continue to utilize a two-step process. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying amount including allocated goodwill of the reporting unit exceeds the unit’s fair value, a second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination is less than the carrying amount of goodwill, an impairment charge is recorded for the excess. Any impairment charge recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairments are not permitted. During the third quarter of 2015, we completed our annual impairment test of goodwill and determined that the estimated fair value of all of our reporting units exceeded their carrying amounts, with the book value of each reporting unit including allocated goodwill being 72 percent or less of fair value. As such, none of our recorded goodwill was deemed to be impaired.
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
Valuation of Financial Instruments A significant portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, derivatives held for trading or used for hedging, securities available-for-sale and loans held for sale. Furthermore, we have elected to measure specific assets and liabilities at fair value under the fair value option, including certain commercial loans held for sale, certain securities sold under repurchase agreements, structured deposits, structured notes, and certain own debt issuances. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, we use quoted prices to determine fair value. If quoted prices are not available, we base fair value on models using inputs that are either directly observable or are derived from and corroborated by market data.
Valuation Governance Framework - We have established a control framework to ensure fair values are either determined or validated by a function independent of the risk-taker. Controls over the valuation process are summarized in this MD&A under the caption "Fair Value."
Valuation of Major Classes of Assets and Liabilities - Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable

HSBC USA Inc.

for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 3.2 percent at December 31, 2015.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see Note 26, "Fair Value Measurement," in the accompanying consolidated financial statements. The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.

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

•
Valuation of Securities - For the majority of our trading and available-for-sale securities, we obtain fair value for each security instrument from multiple independent pricing vendors ("IPV") and brokers, if available. We have established adequate controls in pricing vendor selection and fair value validation. The validation methods include but are not limited to comparisons among IPV prices for the same instrument, review and challenge of IPV valuation methodologies, inputs and assumptions, and the elapsed time between the date to which market data relates and the measurement date. For securities that are difficult to value, we use internal pricing models which estimate the fair value based on our assumptions in funding risk, default risk and loss upon default. We exercise significant judgment in estimating these assumptions and inputs to the valuation model. Nonetheless, we believe these model inputs reflect market participants' assumptions about risks and the risk premium required to compensate for undertaking risks. For certain non-recourse instruments, we use the fair value of the collateral as a proxy to the measurement.

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

HSBC USA Inc.

year, default rates, the completeness of the loan documentation and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return.

•
Commercial Loans Held for Sale Designated Under Fair Value Option - Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates, loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate.

•
Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model which incorporates our estimates of unobservable inputs for prepayment rates, discount rates and market servicing costs.

•
Structured Notes and Deposits - Structured notes and structured deposits are hybrid instruments containing embedded derivatives. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and own credit risk. Depending on the complexity of the embedded derivative, the same risk elements of valuation adjustments described in the derivative section above would also apply to hybrid instruments. In addition, cash flows for the funded notes and deposits are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates and the structured note rates in recent executions.

Except for structured notes and deposits with embedded credit derivative features, the associated risks embedded in the hybrid instruments issued to customers are economically hedged with our affiliates through a freestanding derivative. As a result, HUSI is market risk neutral in substantially all of the structured notes and deposits.

•
Long-Term Debt (Own Debt Issuances) - The fair value of own debt issuances is based on the observed price for the identical or similar instruments transacted in the secondary market. However, the secondary market could become inactive or price quotes could be stale or differ among market participants. In those circumstances, we use inputs to value the interest rate and the credit spread components of the debt. Changes in such estimates, and in particular the own credit spread estimates could be volatile and markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the value of our debt designated at fair value would have resulted in a change to our reported mark-to-market of approximately $917 million for the year ended December 31, 2015.

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

•
Changes in the fair value of certain commercial loans held for sale, certain securities sold under repurchase agreements, structured deposits, structured notes and long-term debt that we have elected to measure at fair value under the fair value option are recorded in current period earnings.

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

HSBC USA Inc.

convention for the treatment of credit spreads in the analysis. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur.
The outcome of the statistical regression analysis serves as the foundation for determining whether or not a derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced revenue by approximately $265 million for the year ended December 31, 2015.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.5 billion at both December 31, 2015 and 2014. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
We are included in HSBC North America's consolidated U.S. Federal income tax return and in various combined state tax returns. We have entered into a tax allocation agreement with the HNAH Group which governs the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates in reaching conclusions on recoverability. Based on our forecasts of future taxable income, we currently anticipate that our continuing operations will generate sufficient taxable income to allow us to realize our deferred tax assets.
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
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 can be found in Note 16, "Income Taxes," in the accompanying consolidated financial statements.
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
Litigation and regulatory exposure is a critical accounting estimate because it represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. For further details, see Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at December 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	December 31, 2015	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$28,293	$(4,818)	(14.6)%
Loans, net	82,005	4,944	6.4
Loans held for sale	2,185	1,573	*
Trading assets	17,085	(4,007)	(19.0)
Securities	49,797	6,188	14.2
Other assets	8,913	(1,141)	(11.3)
	$188,278	$2,739	1.5%
Funding sources:
Total deposits	$118,579	$2,461	2.1%
Trading liabilities	7,455	(709)	(8.7)
Short-term borrowings	4,995	(7,800)	(61.0)
Long-term debt	33,509	5,985	21.7
All other liabilities	3,215	(756)	(19.0)
Shareholders’ equity	20,525	3,558	21.0
	$188,278	$2,739	1.5%

*	Not meaningful.
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased since December 31, 2014 reflecting a reduction in short-term borrowing levels and a redeployment of liquidity into securities and loans.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at December 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	December 31, 2015	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$10,000	$(300)	(2.9)%
Business and corporate banking	19,116	1,297	7.3
Global banking(1)	29,969	3,582	13.6
Other commercial	3,368	(213)	(5.9)
Total commercial	62,453	4,366	7.5
Consumer loans:
Residential mortgages	17,758	1,097	6.6
Home equity mortgages	1,600	(184)	(10.3)
Credit cards	699	(21)	(2.9)
Other consumer	407	(82)	(16.8)
Total consumer	20,464	810	4.1
Total loans	82,917	5,176	6.7
Allowance for credit losses	912	232	34.1
Loans, net	$82,005	$4,944	6.4%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,815 million and $4,821 million at December 31, 2015 and 2014, respectively.

Commercial loans increased compared with December 31, 2014 due to new business activity which reflects our continued focus on expanding our core offerings and proactively targeting domestic companies with international banking requirements in key growth markets as well as utilizing our global network to collaborate and grow U.S. dollar lending to multinational banking customers. Loan growth occurred across a wide range of borrowers and was strongest in the real estate (loan growth in real estate was more than offset by a transfer of certain commercial real estate loans to held for sale as discussed below), non-bank holding company, health care, chemical and utility industries.
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

	LTVs at December 31, 2015(1)(2)		LTVs at December 31, 2014(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	94.9%	78.7%	92.3%	74.5%
80% < LTV < 90%	2.9	11.0	4.2	11.9
90% < LTV < 100%	1.4	6.5	2.1	7.7
LTV > 100%	0.8	3.8	1.3	6.0
Average LTV for portfolio	54.9	59.1	57.4	61.6

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of September 30, 2015 and 2014, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at December 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	December 31, 2015	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$1,895	$1,795	*
Global banking	200	(228)	(53.3)%
Total commercial	2,095	$1,567	*
Consumer loans:
Residential mortgages	11	(7)	(38.9)
Other consumer	79	13	19.7
Total consumer	90	6	7.1%
Total loans held for sale	$2,185	$1,573	*

*	Not meaningful.
Commercial loans held for sale increased compared with December 31, 2014. During the fourth quarter of 2015, we transferred $1,889 million of certain commercial real estate loans to held for sale in order to better reflect the nature of our exposure and therefore more accurately depict returns on risk weighted assets. There was no lower of amortized cost or fair value adjustment recorded associated with this transfer as the transferred loans are performing. Global banking loans held for sale primarily reflects certain commercial loans held for sale which we have elected to designate under the fair value option, including commercial syndicated loans that are originated with the intent of selling them to unaffiliated third parties and commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of global banking loans held for sale under these programs was $151 million and $384 million at December 31, 2015 and 2014, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Consumer loans held for sale were relatively flat compared with December 31, 2014. We sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans of $3 million and $4 million at December 31, 2015 and 2014, respectively, which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Other consumer loans held for sale reflects student loans which we no longer originate and increased compared with December 31, 2014, reflecting the transfer of additional student loans to held for sale during 2015.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $13 million and $15 million at December 31, 2015 and 2014, respectively. The valuation allowance on commercial loans held for sale was $21 million and $5 million at December 31, 2015 and 2014, respectively.

HSBC USA Inc.

Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at December 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	December 31, 2015	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,155	$(2,343)	(17.4)%
Precious metals	780	(1,212)	(60.8)
Derivatives, net(2)	5,150	(452)	(8.1)
	$17,085	$(4,007)	(19.0)%
Trading liabilities:
Securities sold, not yet purchased	$399	$(284)	(41.6)%
Payables for precious metals	650	628	*
Derivatives, net(3)	6,406	(1,053)	(14.1)
	$7,455	$(709)	(8.7)%

*	Not meaningful.

(1)	See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At December 31, 2015 and 2014 the fair value of derivatives included in trading assets has been reduced by $4,652 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At December 31, 2015 and 2014 the fair value of derivatives included in trading liabilities has been reduced by $1,530 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased compared with December 31, 2014 due primarily to a decrease in foreign sovereign guaranteed positions. Securities positions are held to mitigate the risks of interest rate products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased also decreased compared with December 31, 2014 largely due to a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets decreased compared with December 31, 2014 driven by decreases in our own gold, palladium, silver and platinum inventory positions held as hedges for client activity as well as lower spot prices. The higher payables for precious metals reflects an increase in borrowing of metal inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2014 mainly from market movements as valuations of interest rate, credit, equity and commodity derivatives all declined, partially offset by an increase in valuations of foreign exchange derivatives.
Securities   Securities include securities available-for-sale and securities held-to-maturity. With regards to securities available for sale, balances will fluctuate between periods depending upon our liquidity position at the time. The increase in balances compared with December 31, 2014 largely reflects purchases of longer-term, higher-yielding U.S. Treasury, U.S. Government agency mortgage-backed and U.S. Government sponsored mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs, partially offset by the sale of certain foreign debt securities during the fourth quarter of 2015.
See Note 4, "Securities," in the accompanying consolidated financial statements for information regarding our securities portfolios at December 31, 2015 and 2014. At December 31, 2013, our securities available-for-sale portfolio, which totaled $54,906 million, consisted of $48,952 million of U.S. Treasury, U.S. Government agency and sponsored enterprise obligations, $742 million of U.S. state and political subdivision obligations and $5,212 million of other available-for-sale securities and our securities held-to-maturity portfolio, which totaled $1,462 million, consisted of $1,111 million of U.S. Government agency and sponsored enterprise obligations, $29 million of U.S. state and political subdivision obligations and $322 million of other held-to-maturity securities.
Other Assets  Other assets includes intangibles and goodwill. Other assets decreased compared with December 31, 2014 due primarily to lower derivative balances associated with hedging activities, lower cash collateral posted and lower outstanding settlement balances related to security sales, partially offset by increased investments in Federal Home Loan Bank and Federal Reserve Bank stock.

HSBC USA Inc.

Deposits  The following summarizes deposit balances by major depositor categories at December 31, 2015 and increases (decreases) since December 31, 2014:

		Increase (Decrease) From
		December 31, 2014
	December 31, 2015	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$102,853	$6,466	6.7%
Domestic and foreign banks	14,166	(4,413)	(23.8)
U.S. government and states and political subdivisions	723	(102)	(12.4)
Foreign governments and official institutions	837	510	*
Total deposits	$118,579	$2,461	2.1%
Total core deposits(1)	$90,463	$5,977	7.1%

*	Not meaningful.

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2014 largely due to higher levels of commercial savings and demand deposits reflecting new business activity in key growth markets, increased wholesale time deposits driven by new issuances and growth in deposits from individuals driven by the impact of promotional rates offered on savings accounts to our Premier customers. These increases were partially offset by reductions in call deposits from affiliates and other banks as counterparties seek alternative placement options given the low rate environment. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent client with a dedicated premier relationship manager. Total Premier deposits increased to $23,498 million at December 31, 2015 as compared with $20,343 million at December 31, 2014; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings decreased compared with December 31, 2014 primarily due to a lower short-term funding requirement leading to a decline in commercial paper outstanding. In addition, balance sheet optimization efforts resulted in a decline in securities sold under repurchase agreements.
Long-Term Debt  Long-term debt increased compared with December 31, 2014 reflecting the impact of debt issuances, including increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt repayments and retirements. Debt issuances totaled $16,609 million during 2015, of which $41 million was issued by HSBC Bank USA. During the first quarter of 2015, HSBC USA repaid $4,000 million of senior debt previously issued to HSBC North America, which was partially offset during the second quarter of 2015 by the issuance of $1,000 million of senior debt and $850 million of subordinated debt, both to HSBC North America. During the second quarter of 2015, HSBC USA also exercised the option to call its remaining junior subordinated debentures previously issued by HSBC USA to three separate capital trusts, totaling $560 million. See Note 23, "Retained Earnings and Regulatory Capital Requirements," in the accompanying financial statements for additional details.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $41 million during 2015. Total debt outstanding under this program was $4,476 million and $4,501 million at December 31, 2015 and 2014, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $10,118 million of senior debt during 2015, which included $3,300 million and $2,700 million of senior notes that were issued by HSBC USA in February and August, respectively, as well as $4,118 million of structured notes. Total long-term debt outstanding under this shelf was $21,415 million and $17,161 million at December 31, 2015 and 2014, respectively.
Borrowings from the FHLB totaled $5,600 million and $1,000 million at December 31, 2015 and 2014, respectively.
All Other Liabilities  All other liabilities decreased compared with December 31, 2014 due primarily to lower outstanding settlement balances related to security purchases and lower derivative balances associated with hedging activities.

HSBC USA Inc.

Shareholders' Equity During the first quarter of 2015, HSBC USA received a capital contribution of $4,000 million from its immediate parent, HNAI and, during the second quarter of 2015, HSBC USA redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock, totaling $300 million. See Note 23, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details. Also, see Note 17, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all remaining outstanding preferred share issues.

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
The significant components of net interest margin are summarized in the following table:

		2015 Compared to 2014 Increase (Decrease)			2014 Compared to 2013 Increase (Decrease)
Year Ended December 31,	2015	Volume	Rate	2014	Volume	Rate	2013
	(dollars are in millions)
Interest income:
Short-term investments	$108	$30	$1	$77	$5	$4	$68
Trading securities	340	8	79	253	12	123	118
Securities	910	18	109	783	(136)	22	897
Commercial loans	1,366	223	(52)	1,195	166	(113)	1,142
Consumer loans	730	29	(12)	713	(16)	(5)	734
Other	59	(6)	24	41	1	(1)	41
Total interest income	3,513	302	149	3,062	32	30	3,000
Interest expense:
Deposits	260	26	89	145	7	(46)	184
Short-term borrowings	46	(15)	25	36	4	5	27
Long-term debt	709	179	(120)	650	64	(75)	661
Tax liabilities and other	16	19	85	(88)	(11)	(143)	66
Total interest expense	1,031	209	79	743	64	(259)	938
Net interest income – taxable equivalent basis	2,482	$93	$70	2,319	$(32)	$289	2,062
Less: tax equivalent adjustment	12			15			21
Net interest income – non taxable equivalent basis	$2,470			$2,304			$2,041

Yield on total interest earning assets	1.91%			1.89%			1.88%
Cost of total interest bearing liabilities	.76			.61			.79
Interest rate spread	1.15			1.28			1.09
Benefit from net non-interest paying funds(1)	.20			.15			.20
Net interest margin on average earning assets	1.35%			1.43%			1.29%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income in 2014 reflects a $120 million benefit to tax liabilities interest expense related to the conclusion of certain state and local tax audits. See Note 16, "Income Taxes," in the accompanying consolidated financial statements for additional information. Excluding the impact of this item, net interest income increased $286 million during 2015 and $143 million during

HSBC USA Inc.

2014. The increase in 2015 was driven by higher interest income in all categories, primarily commercial loans as well as securities and trading securities, partially offset by higher interest expense due primarily to increased expense from deposits and long-term debt. In 2014, the increase was driven by lower interest expense due primarily to lower expense from deposits and tax liabilities, and to a lesser extent, higher interest income reflecting higher income from trading assets and commercial loans, partially offset by lower income from securities and consumer loans.
Short-term investments Interest income increased during 2015 and 2014 driven by higher average balances and, in 2014, higher rates earned on these assets.
Trading securities Higher interest income during 2015 and 2014 was driven primarily by a continued shift in mix to longer term, higher yielding securities and, to a lesser extent, higher average securities balances. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our customers, which in response to the current interest rate environment, has shifted towards longer term, higher yielding returns. Therefore, the positive interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during 2015 due primarily to a shift in mix towards longer-term, higher yielding securities and, to a lesser extent, higher average outstanding balances driven largely by the purchases of U.S. Treasury and U.S. Government agency mortgage-backed securities. During 2014, interest income was lower due primarily to lower average outstanding balances which reflects the sales of U.S. Treasury, U.S. Government agency mortgage-backed and other asset-backed securities, partially offset by a shift in mix to higher yielding securities.
Commercial loans Interest income increased during 2015 and 2014 driven by higher average balances due to continued loan growth, partially offset by lower yields on newly originated loans and refinanced loans. Lower yields reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Consumer loans Interest income increased during 2015 driven by higher residential mortgage average balances, partially offset by lower yields on newly originated loans. During 2014, interest income declined due to lower average balances and lower yields on newly originated loans. Lower yields on newly originated loans reflect market conditions and a continued focus on higher quality lending to reduce credit risk exposure in our loan portfolio.
Other The increase in interest income during 2015 reflects a shift in mix to higher yielding assets due primarily to increased investments in Federal Home Loan Bank and Federal Reserve Bank stock, partially offset by lower average balances.
Deposits Interest expense increased during 2015 due largely to a shift in mix towards higher priced wholesale time deposits driven by new issuances, higher rates paid on savings accounts driven by promotional offers to our Premier customers and, to a lesser extent, higher average interest-bearing deposit balances. During 2014, interest expense was lower primarily reflecting the impact of lower rates paid on interest-bearing deposits.
Short-term borrowings Higher interest expense during 2015 was driven by higher rates paid on these borrowings, primarily on securities sold under repurchase agreements, partially offset by lower average outstanding balances. The increase in interest expense during 2014 reflects slightly higher rates paid on these borrowings and higher average outstanding balances, primarily in securities sold under repurchase agreements.
Long-term debt Interest expense was higher in 2015 driven by higher average outstanding borrowings, partially offset by a shift in mix towards lower priced non-subordinated debt. During 2014, interest expense declined driven by a shift in mix towards lower priced non-subordinated debt, partially offset by higher average outstanding borrowings.
Tax liabilities and other Excluding the one-time benefit related to the conclusion of certain state and local tax audits discussed above, interest expense decreased in 2015 and 2014 as the conclusion of these audits resulted in lower interest-bearing tax liability balances.

HSBC USA Inc.

Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

Year Ended December 31,	2015	2014	2013
	(dollars are in millions)
Commercial:
Construction and other real estate	$2	$2	$(7)
Business and corporate banking	218	174	48
Global banking	133	47	26
Other commercial	(2)	(7)	(5)
Total commercial	$351	$216	$62
Consumer:
Residential mortgages	(15)	(40)	42
Home equity mortgages	(4)	(14)	54
Credit cards	20	23	32
Other consumer	9	3	3
Total consumer	10	(28)	131
Total provision for credit losses	$361	$188	$193
Provision as a percentage of average loans, annualized	0.4%	0.3%	0.3%
Our provision for credit losses increased $173 million during 2015 driven by a higher provision for credit losses in our commercial loan portfolio and, to a lesser extent, a higher provision for credit losses in our consumer loan portfolio. During 2014, our provision for credit losses decreased $5 million driven by a lower provision for credit losses in our consumer loan portfolio, partially offset by a higher provision for credit losses in our commercial loan portfolio. During 2015 and 2014, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $232 million and $74 million, respectively. During 2013, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $41 million.
The provision for credit losses in our commercial loan portfolio increased $135 million during 2015 due primarily to higher provisions associated with oil and gas industry loan exposures and, to a lesser extent, downgrades in other industry loan exposures reflecting weaknesses in the financial circumstances of certain customer relationships as well as higher provisions due to loan growth. These increases were partially offset by a lower impact associated with loss emergence as discussed more fully below and releases of reserves associated with maturities of lower quality loans. Crude oil prices declined sharply during 2015 and as a result of these market conditions, we increased our allowance for credit losses associated with oil and gas industry loan exposures by $295 million ($234 million of which was recorded in the fourth quarter). We will continue to conduct quarterly reviews of our oil and gas industry credit exposures to ensure our credit grades continue to reflect current conditions. If oil and gas prices stay at year end levels for an extended period of time, further adjustments to our credit loss reserves may be required.
During the fourth quarter of 2015, we updated the default population utilized in determining the emergence period to include defaults through 2014 while dropping off the oldest defaults to maintain a consistent look back period which resulted in a modest increase to the loss emergence period used in our commercial loan collective impairment calculation and increased our provision for credit losses by approximately $28 million. Our provision for credit losses in 2014 reflects revisions to certain estimates used in our commercial loan impairment calculation, including estimates of loss emergence, which resulted in an incremental provision for credit losses of approximately $178 million. Excluding the impact of the incremental commercial provision recorded in 2014 as discussed above, the provision for credit losses in our commercial loan portfolio decreased $24 million during 2014 driven by improvements in economic and credit conditions including lower specific customer loss provisions, as well as lower provisions for risk factors associated with large loan and expansion market loan exposures, partially offset by higher provisions associated with loan growth and certain industry and emerging market loan exposures.
The provision for credit losses on residential mortgages including home equity mortgages increased $35 million during 2015 due primarily to the non-recurrence of a $21 million reduction to our residential mortgage allowance for credit losses that was recorded in 2014 as a result of our determination that delays in the processing of certain operational transactions were overstating our estimate of residential mortgage loan loss severity. In addition, the positive impacts from lower severity estimates due to improvements in home prices and continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent were more pronounced in 2014. These increases were partially offset by lower loss estimates associated with the remediation of certain mortgage servicing activities. The provision for credit losses on residential mortgages including home equity mortgages decreased $150 million during 2014. The decrease was driven by lower severity estimates due to improvements in home prices, continued improvements in economic and credit conditions including

HSBC USA Inc.

lower dollars of delinquency on accounts less than 180 days contractually delinquent, lower losses associated with advances made on behalf of borrowers and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. These improvements were partially offset by increased loss estimates associated with the remediation of certain mortgage servicing activities.
The provision for credit losses associated with credit cards decreased $3 million and $9 million during 2015 and 2014, respectively, due to continued improvements in economic and credit conditions, including improvements in delinquency roll rates, lower dollars of delinquency and lower average receivable levels. The provision for credit losses associated with other consumer loans increased $6 million during 2015, driven by the transfer of a small student loan portfolio to held for sale.
Our methodology and accounting policies related to the allowance for credit losses are presented under the caption "Critical Accounting Policies and Estimates" in this MD&A and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in the accompanying consolidated financial statements. See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2015	2014	2013
	(in millions)
Credit card fees	$43	$51	$43
Trust and investment management fees	170	135	123
Other fees and commissions	743	743	706
Trading revenue	74	105	474
Net other-than-temporary impairment losses	—	(11)	—
Other securities gains, net	48	113	202
Servicing and other fees from HSBC affiliates	213	199	202
Residential mortgage banking revenue	62	112	80
Gain (loss) on instruments designated at fair value and related derivatives	264	75	(32)
Other income:
Valuation of loans held for sale	(14)	(2)	9
Insurance	21	17	11
Miscellaneous income	48	69	39
Total other income	55	84	59
Total other revenues	$1,672	$1,606	$1,857
Credit card fees  In 2015, we began reporting credit card late fees in interest and, as a result, we reported $7 million of credit card late fees in interest income during 2015. Excluding the impact of this item, credit card fees were relatively flat in 2015. Credit card fees increased in 2014 as 2013 reflected higher costs associated with our credit card rewards program due to an increase in estimated customer redemption rates.
Trust and investment management fees  Trust and investment management fees increased in 2015 and 2014 reflecting higher investment management fees driven by growth in assets under management principally in our emerging market bond funds. In addition, in 2015, we began reporting certain investment management fees associated with our Private Banking business in trust and investment management fees. As a result, we reported $14 million of Private Banking fees in trust and investment management fees during 2015 that previously would have been reported in other fees and commissions.
Other fees and commissions  Other fees and commissions was flat in 2015 and increased in 2014. Both years reflect higher credit facility fees resulting from increased levels of commercial lending activity, partially offset by lower custodial fees due to a decrease in precious metals average inventory held under custody as well as lower average metals prices. Higher credit facility fees were further offset in 2015 by lower other fees which reflects the impact of Private Banking investment management fees reporting change discussed above and lower account service fees due primarily to a decline in non-sufficient funds and late fees.

HSBC USA Inc.

The following table summarizes the components of other fees and commissions. During the second quarter of 2015, we determined that loan syndication fees would be better presented within credit facilities in the table below. As a result, we reclassified $66 million and $30 million of loan syndication fees from other fees to credit facilities during 2014 and 2013, respectively, to conform with the current year presentation.

Year Ended December 31,	2015	2014	2013
	(in millions)
Account services	$286	$296	289
Credit facilities	347	290	227
Custodial fees	22	40	57
Other fees	88	117	133
Total other fees and commissions	$743	$743	$706
Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income related to trading activities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income (loss). Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

Year Ended December 31,	2015	2014	2013
	(in millions)
Derivatives(1)	$(172)	$(141)	$191
Balance Sheet Management	(18)	(24)	2
Foreign exchange	213	213	175
Precious metals	55	63	98
Capital Financing	(2)	—	5
Other trading	(2)	(6)	3
Total trading revenue	$74	$105	$474

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
2015 Compared with 2014 Trading revenue decreased during 2015 driven by the performance of derivative products and precious metals, partially offset by improved results in Balance Sheet Management.
Trading revenue from derivative products decreased during 2015 driven primarily from the performance of total return swaps linked to interest bearing emerging markets related referenced assets. The negative derivative trading revenue associated with these total return swaps was more than offset within net interest income, as the total return swaps were hedged by holding the underlying referenced assets. Partially offsetting this reduction was improved results related to our legacy structured credit products, as 2014 reflects losses on the transfer of risk associated with portions of our credit derivatives portfolio, as well as improved revenue from the impact of debit valuation adjustments associated with movements in our own credit spreads on derivative liabilities.
Trading revenue related to Balance Sheet Management activities improved during 2015 due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue was flat during 2015 reflecting relatively stable trade volumes.
Precious metals trading revenue decreased during 2015 due to declining trade volumes from reduced investor demand for this asset class.
Capital Financing trading revenue was relatively flat during 2015.
2014 Compared with 2013 Trading revenue decreased during 2014 due to the performance of derivatives, Balance Sheet Management and precious metals, partially offset by improved results from foreign exchange.
Trading revenue from derivative products decreased during 2014 due to the performance of our legacy structured credit products, which included losses on the transfer of risk associated with portions of our credit derivatives portfolio and lower valuation gains. Derivative trading revenue also declined from the performance of total return swaps linked to interest bearing emerging markets related referenced assets. The negative derivative trading revenue associated with these total return swaps was more than offset within net interest income, as the total return swaps were hedged by holding the underlying referenced assets.

HSBC USA Inc.

Trading revenue related to Balance Sheet Management activities decreased during 2014 primarily due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue increased during 2014 due to higher client trading volumes.
Precious metals trading revenue decreased during 2014 driven by reduced trade volumes as investor demand shifted in favor of other assets.
Capital Financing trading revenue declined during 2014 as 2013 reflected valuation gains on credit default swap hedge positions.
Net other-than-temporary impairment losses During 2015 and 2013, there were no other-than-temporary impairment losses recognized. During 2014, the debt securities held by a consolidated variable interest entity ("VIE") otherwise known as Bryant Park, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component which were recognized in earnings. Bryant Park was closed during the fourth quarter of 2014.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During 2015, 2014 and 2013, we sold $15,149 million, 29,906 million and $35,290 million respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net declined in 2015 due primarily to non-recurring gains realized from the sale of U.S. Treasury securities in 2014 as we rebalanced the portfolio to improve interest income and, to a lesser extent, losses associated with the sale of certain foreign debt securities during the fourth quarter of 2015. We had held these foreign debt securities since 2011 as part of a strategy to support the realization of certain foreign tax credits before they expired. These decreases were partially offset by non-recurring losses realized in 2014 including from the sale of certain legacy asset-backed securities and from the sale of the securities underlying Bryant Park in connection with closing the Bryant Park facility. Other securities gains, net declined in 2014 due primarily to the non-recurrence of gains realized from the sale of certain U.S. Treasury securities in 2013 which had significantly outperformed as well as the impact of losses realized in 2014 as discussed above. The gross realized gains and losses from sales of securities in all years, which is included as a component of other securities gains, net above, are summarized in Note 4, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income increased in 2015 due primarily to higher fees related to supporting growth initiatives in the global payments and cash management business, higher income related to certain performance based activity and higher sales commissions, partially offset by lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance. Affiliate income decreased in 2014 due to lower fees associated with lower levels of lending arrangements extended to other HSBC affiliates, partially offset by higher billings associated with internal audit activities performed for other HSBC affiliates.
Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. Net interest income related to residential mortgage banking is recorded in net interest income in the consolidated statement of income (loss).

Year Ended December 31,	2015	2014	2013
	(in millions)
Servicing related income:
Servicing fee income	$57	$68	$79
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	(5)	(38)	88
Customer payments	(20)	(30)	(43)
Trading – Derivative instruments used to offset changes in value of MSRs	26	67	(69)
Total servicing related income	58	67	55
Originations and sales related income (loss):
Gains (losses) on sales of residential mortgages	(12)	(6)	32
Recovery (provision) for repurchase obligations	9	41	(21)
Total originations and sales related income (loss)	(3)	35	11
Other mortgage income	7	10	14
Total residential mortgage banking revenue	$62	$112	$80
Total servicing related income decreased in 2015 due primarily to lower servicing fees resulting from a continued decline in our average serviced portfolio. Total servicing related income increased in 2014 driven by improved net hedged MSRs results, partially offset by lower servicing fees due to a decline in our average serviced loan portfolio. As a result of our strategic relationship with

HSBC USA Inc.

PHH Mortgage, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold to PHH Mortgage on a servicing released basis. The improved net hedged MSRs results in 2014 were primarily due to higher returns from instruments used to hedge changes in the fair value of the MSRs, partially offset by valuation losses associated with declining mortgage rates and the elimination of new volume.
Originations and sales related income (loss) declined in 2015 largely due to a lower recovery for repurchase obligations associated with loans previously sold and higher losses associated with the execution of certain Community Reinvestment Act activities. During 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to the FHLMC from January 1, 2000 through 2013. The settlement and a re-assessment of the residual exposure resulted in a release of reserves. We entered into a similar settlement with the Federal National Mortgage Association ("FNMA") during 2013. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreements. Originations and sales related income (loss) improved in 2014 largely due to improved loss estimates for loan repurchase obligations associated with loans previously sold which reflect the impact of the settlements discussed above, partially offset by lower gains on sales of residential mortgage loans driven by the impact of lower salable loan volume due to rising interest rates in the first half of 2014, the impact of our agreement with PHH Mortgage and losses associated with the execution of certain Community Reinvestment Act activities.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, inclusive of structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives increased in 2015 and 2014 attributable primarily to the movement of our own credit spreads associated with our own debt which widened in 2015, were relatively flat in 2014 and tightened in 2013. The increase in 2015 was partially offset by a net loss recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. See Note 15, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income  Other income decreased in 2015 due primarily to the non-recurrence of a gain of $16 million from the sale of certain commercial MSRs in 2014, losses from valuation write-downs on a commercial loan held for sale and lower income related to bank owned life insurance, partially offset by higher income associated with credit default swap protection which largely reflects the hedging of a single client exposure. Other income increased in 2014 due primarily to higher income associated with credit default swap protection which largely reflects exposure to a single counterparty, a gain from the sale of certain commercial MSRs discussed above, higher income associated with bank owned life insurance and the non-recurrence of a repurchase reserve of approximately $8 million related to loans previously securitized which was established in 2013. These improvements were partially offset by lower income associated with fair value hedge ineffectiveness and lower valuation gains on loans held for sale. The decrease in valuation gains on loans held for sale in 2014 was driven by valuation write-downs on certain commercial loans held for sale and the impact of lower average residential mortgage loan held for sale balances, partially offset by valuation gains on certain student loans held for sale attributable to improved economic conditions and increased investor demand.
Operating Expenses  Compliance costs remained a significant component of our support services from HSBC affiliates totaling $227 million in 2015, compared with $277 million in 2014 and $289 million in 2013. Additionally, compliance costs recorded outside of support services from HSBC affiliates expense totaled $13 million, $12 million, and $13 million in 2015, 2014 and 2013, respectively. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, compliance related costs remain elevated due to the remediation required by regulatory consent agreements and the implementation of Global Standards.

HSBC USA Inc.

The following table summarizes the components of operating expenses:

Year Ended December 31,	2015	2014	2013
	(dollars are in millions)
Salary and employee benefits	$1,000	$930	922
Support services from HSBC affiliates:
Fees paid to HMUS	256	248	246
Fees paid to HTSU	999	1,103	1,000
Fees paid to other HSBC affiliates	180	198	213
Total support services from HSBC affiliates	1,435	1,549	1,459
Occupancy expense, net	230	227	230
Goodwill impairment	—	—	616
Other expenses:
Equipment and software	48	52	54
Marketing	60	53	43
Outside services	89	42	124
Professional fees	117	123	112
Off-balance sheet credit reserves	33	8	(14)
FDIC assessment fee	120	104	90
Miscellaneous	89	336	251
Total other expenses	556	718	660
Total operating expenses	$3,221	$3,424	$3,887
Personnel - average number	6,034	6,116	6,481
Efficiency ratio	77.8%	87.6%	99.7%
Salaries and employee benefits  Salaries and employee benefits increased in 2015 despite a decline in the average number of personnel. The decline in the average number of personnel was driven by continued efficiency efforts including a reduction in staff performing residential mortgage servicing activities on behalf of HSBC Finance and the impact of branch optimization and other targeted staff reductions to improve efficiency. This decline was partially offset by the addition of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of Global Standards which, in addition to higher incentive compensation expense due to improved business performance, resulted in an increase in overall expense. Salaries and employees benefits increased slightly during 2014 as continued cost management efforts which resulted in lower personnel overall were more than offset by higher salaries expense related to growth initiatives in certain businesses, strengthening controls and the implementation of Global Standards, as well as increased staffing in Internal Audit.
Support services from HSBC affiliates  Support services from HSBC affiliates decreased in 2015 primarily due to changing the billing process for certain third-party loan servicing costs from support service fees paid to HTSU in 2014 to a direct expense in 2015 and lower compliance costs, partially offset by increased costs associated with our continued investment in process enhancements and infrastructure to improve and modernize our legacy business systems and increased staffing associated with stress testing and reporting activities. Support services from HSBC affiliates increased in 2014 due primarily to changing the billing process for certain third-party loan servicing costs from a direct expense in 2013 to support services from HTSU in 2014, increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems and increased staffing associated with strengthening controls in compliance and other risk management activities, capital planning and reporting, and legal case management. A summary of the activities charged to us from various HSBC affiliates is included in Note 21, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense was relatively flat in 2015 and 2014.
Goodwill impairment Reflects the full impairment in 2013 of $616 million of goodwill previously allocated to our GB&M reporting unit. See Note 10, "Goodwill," in the accompanying consolidated financial statements for additional discussion.
Other expenses  Other expenses during 2014 reflects $178 million of litigation expense related to the settlement of the FHFA matter. Excluding the impact of this item, other expenses increased in 2015 and were lower in 2014. The increase in 2015 primarily reflects higher outside services expense due to changing the billing process for certain third-party loan servicing costs as discussed above, an increase to our off-balance sheet credit reserves associated with oil and gas industry exposures of $43 million ($35 million of which was recorded in the fourth quarter) and higher deposit insurance assessment fees. These increases were partially offset by lower expense associated with our expectation of compensatory fees payable to government sponsored entities ("GSEs")

HSBC USA Inc.

as a result of the settlement of certain exposures which resulted in a net benefit of $14 million in 2015 compared with net expense of $25 million in 2014, lower losses associated with card fraud, lower litigation expense and higher levels of expense capitalization related to internally developed software. In 2014, the decrease was due primarily to a decline in outside services expense due to changing the billing process for certain third-party loan servicing costs as discussed above and higher levels of expense capitalization relating to internally developed software, partially offset by higher expense associated with an increase in our expectation of compensatory fees payable to GSEs due to continuing challenges in the foreclosure environment, higher litigation expense, higher loss estimates associated with off-balance sheet credit exposures as 2013 reflects a reserve release due to an upgrade of an individual monoline, higher marketing expenses driven by campaigns to support the re-launch of HSBC Premier and higher deposit insurance assessment fees.
Efficiency ratio  Our efficiency ratio was 77.8 percent during 2015, compared with 87.6 percent during 2014 and 99.7 percent during 2013. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting. Excluding the impact of this item, our efficiency ratio was 81.6 percent during 2015, compared with 87.7 percent during 2014 and 95.7 percent during 2013. Our efficiency ratio improved in 2015 due to lower operating expenses driven primarily by lower litigation expense and higher net interest income, partially offset by lower other revenues. Our efficiency ratio improved in 2014 due to significantly lower operating expenses driven primarily by $616 million of GB&M goodwill impairment in 2013, partially offset by higher litigation costs, and higher net interest income including a release of accrued interest associated with the New York State and City income tax settlement, partially offset by lower other revenues driven primarily by lower trading revenue.
Income taxes Our effective tax rate was 41.1 percent in 2015 compared with (18.8) percent in 2014 and 85.7 percent in 2013. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 16, "Income Taxes," in the accompanying consolidated financial statements.
On April 13, 2015, New York Governor Cuomo signed legislation related to the 2015-2016 budget containing amendments to reform New York City’s corporate tax rules. These reforms align New York City’s corporate tax rules with New York State following the changes previously enacted to the latter in 2014. The legislation is retroactively effective as of January 1, 2015, which is the same general effective date for the New York State corporate tax reform. These changes will have a significant and positive long-term impact on HSBC entities with activity taxed in New York, including us. Notwithstanding the positive long-term impact, the changes to the New York City and New York State tax rules resulted in a decrease to our net deferred tax asset of approximately $48 million and $75 million in 2015 and 2014, respectively.
During 2014, certain state and local tax audits were concluded resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, tax reserves previously maintained in relation to the periods and issues under review were released which resulted in an income tax benefit of $183 million. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense.

Segment Results – Group Reporting Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). See Item 1, “Business,” in this Form 10-K for a description of our segments, which are generally based upon customer groupings and global businesses, including a discussion of the main business activities of the segments and a summary of their products and services. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2014 Form 10-K.
In late 2015, we determined that a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Small Business under RBWM), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base, effective January 1, 2016. Therefore, beginning in the first quarter of 2016, we will include the results of Small Business under RBWM in the RBWM segment.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish a dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and Group Reporting Basis as they impact our results are

HSBC USA Inc.

summarized in Note 22, "Business Segments," in the accompanying consolidated financial statements and under the caption "Basis of Reporting" in the MD&A section of this Form 10-K.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.
Retail Banking and Wealth Management   RBWM provides banking and wealth management services for our personal customers, focusing on internationally minded clients in large metropolitan centers on the West and East coasts.
In 2015, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
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
The following table summarizes the Group Reporting Basis results for our RBWM segment:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income	$776	$802	$842
Other operating income	333	414	347
Total operating income	1,109	1,216	1,189
Loan impairment charges	64	27	129
Net operating income	1,045	1,189	1,060
Operating expenses	1,133	1,227	1,206
Loss before tax	$(88)	$(38)	$(146)
2015 loss before tax compared with 2014 Our RBWM segment reported a higher loss before tax during 2015 driven by lower net interest income, lower other operating income and higher loan impairment charges, partially offset by lower operating expenses.
Net interest income in 2014 reflects an $11 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities. Excluding the impact of this item, net interest income remained lower during 2015 due to higher amortization of deferred origination costs due to higher prepayments, lower net interest income from a declining home equity mortgage portfolio as well as lower net interest income from deposits due to lower spreads and a higher mix of saving balances. This decrease was partially offset by higher net interest income driven by growth in residential mortgage average outstanding balances.
Other operating income decreased in 2015 due primarily to a lower recovery for mortgage loan repurchase obligations associated with previously sold loans, as 2014 reflects a release of reserves due primarily to a settlement with FHLMC which settled our liability for substantially all loans sold to FHLMC, as well as lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance, higher losses associated with the execution of certain Community Reinvestment Act activities and lower servicing fees due to a decline in our average serviced portfolio. These decreases were partially offset by higher investment management fees driven by growth in assets under management.
Loan impairment charges increased during 2015 as the positive impacts from lower severity estimates due to improvements in home prices and continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent were more pronounced in 2014. In addition, 2014 reflects a revision to our loss severity calculation which reduced our residential mortgage allowance for credit losses by $20 million. These increases were partially offset by lower loss estimates associated with the remediation of certain mortgage servicing activities.
Other operating expenses decreased in 2015 driven largely by lower litigation expense and lower expense associated with our expectation of compensatory fees payable to GSEs as 2015 reflects a settlement of certain exposures which resulted in a benefit of $14 million in 2015 compared with expense of $25 million in 2014. Also contributing to the decrease was the impact of several cost reduction initiatives relating to our retail branch network, primarily optimizing staffing and administrative areas.
2014 loss before tax compared with 2013 Our RBWM segment reported a lower loss before tax during 2014 driven by higher other operating income and lower loan impairment charges, partially offset by lower net interest income and higher operating expenses.

HSBC USA Inc.

Net interest income was lower during 2014 due to lower deposit levels, partially offset by margin improvements due to active repricing of the deposit base especially in the non-premier segments which reduced our funding costs and an $11 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities as discussed above. Also impacting net interest income were lower spreads on newly originated residential mortgage loans which reflects the lower risk profile of our Premier customers and competitive pricing pressures.
Other operating income increased in 2014 driven by lower provisions for mortgage loan repurchase obligations associated with previously sold loans driven primarily by settlements with the FHLMC and the FNMA as discussed further in "Results of Operations" in this MD&A and improved net hedged MSRs results, partially offset by lower gains on sales of mortgage loans.
Loan impairment charges decreased during 2014, driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels on accounts less than 180 days contractually delinquent, lower losses associated with advances made on behalf of borrowers and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Lower severity estimates also reflect a revision to our loss severity calculation which reduced our residential mortgage allowance for credit losses by $20 million as discussed above. Further, 2014 reflects the non-recurrence of an incremental loan impairment charge of $15 million that was recorded in 2013 to reflect an update to the period of time after a loss event a loan remains current before delinquency is observed. These improvements were partially offset by increased loss estimates associated with the remediation of certain mortgage servicing activities.
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
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable customers to grow their businesses, focusing on key markets with high concentrations of international connectivity.
New loan originations have resulted in increases in average loans outstanding of 10 percent to Large Corporate customers and 21 percent to Commercial Real Estate customers as compared with 2014. Total average loans outstanding increased 18 percent across all CMB client groups as compared with 2014. In addition, total average deposits outstanding increased 5 percent across all CMB client groups as compared with 2014 which reflects executing a key strategy to grow the Payments and Cash Management business through our international network.
The following table summarizes the Group Reporting Basis results for our CMB segment:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income	$847	$800	$706
Other operating income	298	308	293
Total operating income(1)	1,145	1,108	999
Loan impairment charges	141	42	45
Net operating income	1,004	1,066	954
Operating expenses	721	683	680
Profit before tax	$283	$383	$274

(1)	The following table summarizes the impact of key activities on the total operating income of the CMB segment:

Year Ended December 31,	2015	2014	2013
	(in millions)
Credit and Lending	585	541	478
Payments and Cash Management, current accounts and savings deposits	426	411	402
Global Trade and Receivables Finance	87	85	88
Global Banking & Markets products and other	47	71	31
Total operating income	$1,145	$1,108	$999
2015 profit before tax compared with 2014 Our CMB segment reported a lower profit before tax during 2015 driven primarily by higher loan impairment charges and higher operating expenses, partially offset by higher net interest income.
Net interest income increased in 2015 due to the continued favorable impacts of higher loan balances in Credit and Lending, primarily in key growth markets, as well as growth in Payments and Cash Management balances. These improvements were partially offset by lower yields on newly originated loans and refinanced loans.

HSBC USA Inc.

Other operating income in the prior year reflects a gain from the sale of certain commercial MSRs as discussed below. Excluding the impact of this item, other operating income was higher in 2015 driven primarily by higher fees generated from an increase in credit commitments and higher GB&M collaboration income due to an increase in corporate derivatives and capital financing, partially offset by lower gains on asset sales in Commercial Real Estate.
Loan impairment charges were higher during 2015 driven largely by higher provisions for oil and gas industry exposures.
Operating expenses increased during 2015 driven by higher salaries expense related to additional staff hired to support continued growth, higher loan origination costs and higher technology and corporate function support service costs.
2014 profit before tax compared with 2013 Our CMB segment reported a higher profit before tax during 2014 driven by higher net interest income, higher other operating income and lower loan impairment charges.
Net interest income increased in 2014 due to the favorable impacts of higher loan balances in Credit and Lending, primarily in key growth markets, as well as growth in Payments and Cash Management balances. These improvements were partially offset by lower yields on newly originated loans and refinanced loans.
Other operating income was higher during 2014 driven primarily by a gain of $16 million from the sale of certain commercial MSRs as well as higher revenues from asset sales in commercial real estate, higher fees generated from an increase in credit commitments and higher GB&M collaboration income due to an increase in debt and leverage acquisition financing activity. These improvements were partially offset by lower trade revenues due to highly competitive pricing in the marketplace and lower revenues related to a reduction of certain business banking customers who do not have significant international needs.
Loan impairment charges decreased primarily due to lower provisions for risk factors associated with expansion market loan exposures as well as improvements in economic and credit conditions which led to lower levels of delinquency and nonperforming loans, partially offset by higher provisions as a result of loan growth.
Operating expenses were relatively flat during 2014.

HSBC USA Inc.

Global Banking and Markets  GB&M provides tailored financial solutions to major government, corporate and institutional clients worldwide.
We continue to target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Consistent with our global strategy, we are also focused on identifying opportunities to cross-sell our products to CMB and RBWM customers.
The following table summarizes the Group Reporting Basis results for the GB&M segment:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income	$527	$378	$423
Other operating income	966	1,034	1,165
Total operating income(1)	1,493	1,412	1,588
Loan impairment charges (recoveries)	64	66	(4)
Net operating income	1,429	1,346	1,592
Goodwill impairment	—	—	480
Operating expenses, excluding goodwill impairment	994	1,308	984
Profit before tax	$435	$38	$128

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

Year Ended December 31,	2015	2014	2013
	(in millions)
Credit(2)	$15	$(46)	$102
Rates	14	125	116
Foreign Exchange and Metals	244	283	311
Equities	114	35	57
Total Global Markets	387	397	586
Capital Financing	356	307	247
Payments and Cash Management	391	346	337
Securities Services	14	14	13
Global Trade and Receivables Finance	55	45	42
Balance Sheet Management(3)	315	240	382
Debit Valuation Adjustment	14	(15)	(13)
Other(4)	(39)	78	(6)
Total operating income	$1,493	$1,412	$1,588

(2)
Credit includes gains of $15 million in 2015, compared with losses of $30 and gains of $111 millions in 2014 and 2013, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)	Includes gains on the sale of securities of $91 million in 2015, compared with gains of $123 million and $200 million in 2014 and 2013, respectively.

(4)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
2015 profit before tax compared with 2014 Our GB&M segment reported a higher profit before tax during 2015 driven by lower operating expenses and higher net interest income, partially offset by lower other operating income.
Credit revenue improved during 2015 from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in gains of $15 million during 2015 compared with losses of $34 million during 2014 which reflects losses on the transfer of risk associated with portions of our credit derivatives portfolio in 2014. Included in the changes in fair value from structured credit products was an increase in fair value of $3 million during 2015 related to exposures to monoline insurance companies compared with an increase of $12 million during 2014.
Revenue from Rates decreased during 2015 due to fair value adjustments on certain rate linked structured notes, including a loss related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities and the impact of movements in our own credit spreads, as well as weaker revenue from emerging markets related products which were impacted by less stable economic conditions in Latin America.
Foreign Exchange and Metals revenue decreased during 2015 due to lower custody fee income from Metals following the sale of our GB&M London Branch precious metals custody and clearing business to an HSBC affiliate during 2014 as well as lower metals related client trading volumes driven by reduced investor demand.

HSBC USA Inc.

The increase in Equities during 2015 was driven by the impact of fair value adjustments on certain equity linked structured liabilities, including the impact of movements in our own credit spreads and a gain related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities.
Capital Financing revenue increased during 2015 primarily due to higher fees and net interest income from project financing and asset backed finance lending activities, higher revenue associated with customer relationships managed outside the United States and gains associated with credit default swap protection which largely reflects the hedging of a single client exposure.
Payments and Cash Management revenue increased during 2015 driven by higher net interest income from higher deposit balances and increased fee income as volumes increased related to supporting growth initiatives.
Global Trade and Receivables Finance revenue increased reflecting growth in receivables financing products.
Balance Sheet Management revenue increased during 2015 from increased interest income driven by higher yielding investments and lower losses related to the performance of economic hedge positions used to manage interest rate risk, partially offset by lower gains from asset sales.
Debit valuation adjustments resulted in gains during 2015 compared with losses in 2014 driven by movements of both our own credit spreads and our derivative liability balances.
Other revenue in 2014 reflects a gain from the sale of our GB&M London Branch precious metals custody and clearing business to an affiliate. Excluding this item, other revenue remained lower during 2015 reflecting lower net interest on unassigned capital and lower revenue related to transfer pricing differences.
Loan impairment charges were relatively flat during 2015 as a higher expected loss on a single name exposure in the prior year was largely offset by higher provisions for oil and gas industry exposures.
Operating expenses in the prior year reflects $297 million of litigation expense related to the settlement of the FHFA matter. Excluding the impact of this item, operating expenses remained lower during 2015 due primarily to lower corporate function cost allocations from affiliates.
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
Credit revenue decreased during 2014 from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in losses of $34 million during 2014 which included losses on the transfer of risk associated with portions of our credit derivatives portfolio as discussed above compared with gains of $108 million during 2013. Included in the changes in fair value from structured credit products was an increase in fair value of $12 million during 2014 related to exposures to monoline insurance companies compared with an increase of $54 million during 2013.
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
Goodwill impairment in 2013 reflects the full impairment of $480 million of goodwill previously allocated to our GB&M reporting unit.

HSBC USA Inc.

Operating expenses in 2014 reflects $297 million of litigation expense related to the settlement of the FHFA matter as discussed above. Excluding the impact of litigation expenses and goodwill impairment, operating expenses increased during 2014 driven largely by higher corporate function cost allocations from affiliates.
Private Banking  PB serves high net worth individuals and families with complex needs domestically and abroad.
Client deposit levels increased $2,992 million or 28 percent as compared with December 31, 2014. Total loans increased $160 million or 3 percent as compared with December 31, 2014 from the commercial and industrial as well as the residential mortgage portfolios. Overall period end client assets were $1,386 million lower than December 31, 2014 primarily due to lower institutional custody customer balances as well as lower discretionary and fiduciary portfolios which were negatively impacted by market movements.
The following table provides additional information regarding client assets during 2015 and 2014:

Year ended December 31,	2015	2014
	(in millions)
Client assets at beginning of the period	$44,102	$44,661
Net new money	271	(1,761)
Value change	(1,657)	1,202
Client assets at end of period	$42,716	$44,102
The following table summarizes the Group Reporting Basis results for the PB segment:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income	$201	$199	$189
Other operating income	99	104	109
Total operating income	300	303	298
Loan impairment charges (recoveries)	(5)	(8)	5
Net operating income	305	311	293
Operating expenses	245	238	254
Profit before tax	$60	$73	$39
2015 profit before tax compared with 2014 Our PB segment profit before tax decreased during 2015 primarily due to lower other operating income, lower loan impairment recoveries and higher operating expenses.
Net interest income was relatively flat during 2015 as the impact of loan growth was offset by a non-recurring gain in 2014 related to the recognition of deferred revenue on a prepaid troubled debt restructuring loan.
Other operating income decreased during 2015 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment recoveries were lower during 2015 as the prior year reflects recoveries related to the payoff of a troubled debt restructure loan and higher releases of reserves due to paydowns.
Operating expenses increased during 2015 reflecting higher litigation costs and higher technology and corporate function support service costs.
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
Loan impairment charges decreased during 2014 due to releases of reserves from loan pay downs, higher recoveries and the payoff of a troubled debt restructuring loan as discussed above.
Operating expenses decreased during 2014 due primarily to lower corporate function cost allocations from affiliates and lower intercompany charges.
Other  The other segment primarily includes changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives, income and expense associated with certain affiliate transactions, adjustments to the fair value

HSBC USA Inc.

on HSBC shares held for stock plans, interest expense associated with certain tax exposures, income associated with other tax related investments and, prior to 2014, the economic benefits from investing in low income housing tax credit investments.
The following table summarizes the Group Reporting Basis results for the Other segment:

Year Ended December 31,	2015	2014	2013
	(in millions)
Net interest income (expense)	$(22)	$60	$(46)
Gain (loss) on own fair value option debt attributable to credit spread	194	6	(165)
Other operating income	45	30	87
Total operating income (expense)	217	96	(124)
Loan impairment charges	—	—	—
Net operating income (expense)	217	96	(124)
Operating expenses	152	126	98
Profit (loss) before tax	$65	$(30)	$(222)
2015 profit before tax compared with 2014 Net interest income in 2014 reflects an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities. Excluding the impact of this item, profit (loss) before tax remained higher during 2015 primarily due to higher operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected and higher rental income from affiliates. These improvements were partially offset by losses associated with the sale of certain foreign debt securities during the fourth quarter of 2015 and higher operating expenses driven largely by higher staff costs and higher technology and corporate function support service costs.
2014 loss before tax compared with 2013 Loss before tax improved during 2014 reflecting higher total operating income due to an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities as discussed above, gains associated with changes in the fair value of our own debt related to credit spread for which fair value option accounting was elected and lower net revenues from low income housing tax credit investments as, due to the significant involvement required by the business to manage the investments, a fee arrangement was put in place to share the net revenue of the investments with CMB and GB&M. These improvements were partially offset by increased operating expenses driven by higher share based payment expenses related to the granting of stock awards and a favorable fringe adjustment in 2013.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. See Note 22, "Business Segments," in the accompanying consolidated financial statements for a discussion of the differences between the Group Reporting Basis and U.S. GAAP. For segment reporting purposes, inter-segment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. Also see Note 22, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

HSBC USA Inc.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.
Allowance for Credit Losses  Commercial loans are monitored on a continuous basis with a formal assessment completed, at a minimum, annually. As part of this process, a credit grade and loss given default are assigned and an allowance is established for these loans based on a probability of default estimate associated with each credit grade under the allowance for credit losses methodology. Credit Review, a function independent of the business, provides an ongoing assessment of lending activities that includes independently assessing credit grades and loss given default estimates for sampled credits across various portfolios. When it is deemed probable based upon known facts and circumstances that full interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is then established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. In addition, loss reserves on commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the reserve calculations.
Our credit grades for commercial loans are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ("S&P") ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal review unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency (the "OCC"). On average, it takes approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC's independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.
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
For pools of homogeneous consumer receivables and certain small business loans which do not qualify as TDR Loans, we estimate probable losses using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy or have been subject to account management actions, such as the re-age or modification of accounts. We also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information.
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

HSBC USA Inc.

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
The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2015	2014	2013	2012	2011
	(dollars are in millions)
Allowance for credit losses	$912	$680	$606	$647	$743
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.35%	.92%	.71%	.80%	1.35%
Affiliates	—	—	—	—	—
Total commercial	1.25	.85	.64	.72	1.31
Consumer:
Residential mortgages	.38	.64	1.18	1.37	1.36
Home equity mortgages	1.50	1.79	2.44	1.94	2.03
Credit cards	4.58	5.42	5.85	6.75	4.71
Other consumer	2.21	2.04	2.55	3.34	2.52
Total consumer	.65	.96	1.55	1.73	1.65
Total	1.10%	.87%	0.90%	1.02%	1.43%
Net charge-offs:(2)
Commercial(3)	1,217%	1,538%	434%	220%	670%
Consumer	205	229	183	135	118
Total	707%	596%	259%	166%	232%
Nonperforming loans:(1)(4)
Commercial	293%	351%	118%	63%	53%
Consumer	15	20	28	28	32
Total	78%	63%	46%	39%	42%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios reflect full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for 2015, 2014, 2013, 2012 and 2011 was 146 months, 185 months, 52 months, 26 months and 80 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at year end divided by average monthly commercial net charge-offs during the year.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Year Ended December 31, 2015:
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	2	218	133	(2)	(15)	(4)	20	9	361
Charge-offs	(10)	(69)	—	(1)	(35)	(8)	(32)	(12)	(167)
Recoveries	5	10	—	1	11	4	5	2	38
Net (charge-offs) recoveries	(5)	(59)	—	—	(24)	(4)	(27)	(10)	(129)
Allowance for credit losses – end of period	$86	$434	$240	$19	$68	$24	$32	$9	$912
Year Ended December 31, 2014:
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	2	174	47	(7)	(40)	(14)	23	3	188
Charge-offs	(24)	(19)	(8)	(1)	(55)	(13)	(41)	(8)	(169)
Recoveries	3	8	—	9	16	10	7	2	55
Net (charge-offs) recoveries	(21)	(11)	(8)	8	(39)	(3)	(34)	(6)	(114)
Allowance for credit losses – end of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Year Ended December 31, 2013:
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged (credited) to income	(7)	48	26	(5)	42	54	32	3	193
Charge-offs	(62)	(42)	—	—	(78)	(52)	(41)	(13)	(288)
Recoveries	15	9	1	8	12	2	4	3	54
Net (charge-offs) recoveries	(47)	(33)	1	8	(66)	(50)	(37)	(10)	(234)
Allowance for credit losses – end of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Year Ended December 31, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged (credited) to income	(33)	48	14	(10)	114	72	67	21	293
Charge-offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	(25)	(452)
Recoveries	19	8	1	7	11	—	11	6	63
Net (charge-offs) recoveries	(17)	(29)	(104)	6	(96)	(79)	(51)	(19)	(389)
Allowance for credit losses – end of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Year Ended December 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged (credited) to income	11	(3)	31	(28)	133	49	46	19	258
Charge-offs	(51)	(53)	—	(6)	(106)	(70)	(71)	(29)	(386)
Recoveries	9	12	—	23	5	—	12	4	65
Net (charge-offs) recoveries	(42)	(41)	—	17	(101)	(70)	(59)	(25)	(321)
Allowance on loans transferred to held for sale	—	(10)	(16)	—	(7)	(4)	(6)	(3)	(46)
Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
The allowance for credit losses at December 31, 2015 increased $232 million or 34 percent as compared with December 31, 2014 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio. Our commercial allowance for credit losses increased $287 million or 58 percent as compared with December 31, 2014 reflecting higher loss estimates associated with oil and gas industry loan exposures and, to a lesser extent, downgrades in other industry loan exposures reflecting weaknesses in the financial circumstances of certain customer relationships as well as higher allowances

HSBC USA Inc.

associated with a modest increase in the loss emergence period used in our commercial loan collective impairment calculation as a result of updating our default population and loan growth. These increases were partially offset by releases of reserves associated with maturities of lower quality loans and managed reductions in certain exposures. Our consumer allowance for credit losses decreased $55 million or 29 percent as compared with December 31, 2014 reflecting lower loss estimates in our residential mortgage and home equity mortgage loan portfolios driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio as well as lower loss estimates associated with the remediation of certain mortgage servicing activities and a lower allowance for credit losses in our credit card portfolio reflecting lower receivable levels and improved delinquency roll rates.
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
The allowance for credit losses at December 31, 2012 decreased $96 million, or 13 percent as compared with December 31, 2011, driven largely by lower loss estimates in our commercial loan portfolio, partially offset by a higher allowance in our consumer loan portfolio due to an incremental provision of $75 million (including $50 million relating to residential mortgage loans and $25 million relating to credit card loans) associated with changes in the loss emergence period used in our roll rate migration analysis as previously discussed. Excluding the impact of this incremental provision, our consumer allowance for credit losses declined $48 million in 2012, driven by lower loss estimates in our residential mortgage loan portfolio due to continued improvements in credit quality including lower delinquency levels on accounts less than 180 days contractually delinquent and improvements in loan delinquency roll rates. Reserve levels for all consumer loan categories however continued to be impacted in 2012 by the slow pace of the economic recovery in the U.S. economy, including elevated unemployment rates and, as it relates to residential mortgage loans, a housing market which was slow to recover. Reserve requirements in our commercial loan portfolio declined in 2012, due to reductions in certain global banking exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at December 31, 2015, 2014, 2013 and 2012 increased or decreased compared with their respective prior year periods for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with December 31, 2014 driven by higher loss estimates in our commercial loan portfolio, partially offset by higher dollars of net charge-offs in this portfolio. In 2014, the

HSBC USA Inc.

allowance for credit losses as a percentage of net charge-offs increased due to lower dollars of net charge-offs in both our commercial and consumer loan portfolios, while our overall allowance for credit losses increased for the reasons discussed above. In 2013, the allowance for credit losses as a percentage of net charge-offs increased largely due to lower net charge-offs in both our commercial and consumer portfolios as the decline outpaced the decrease in the allowance. In 2012, the allowance for credit losses as a percentage of net charge-offs decreased in our commercial loan portfolio driven by increased charge-off associated with reductions in certain global banking exposures while the commercial allowance for credit losses declined. This was partially offset by the impact of a higher allowance for credit losses in our consumer loan portfolio driven by changes in the loss emergence period used in our roll rate migration analysis as previously discussed while consumer loan charge-off decreased.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

At December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	2015		2014		2013		2012		2011
	(dollars are in millions)
Commercial(1)	$779	75.3%	$492	74.7%	$308	71.6%	$317	69.8%	$442	64.9%
Consumer:
Residential mortgages	68	21.5	107	21.4	186	23.4	210	24.3	192	27.2
Home equity mortgages	24	1.9	32	2.3	49	3.0	45	3.7	52	4.9
Credit cards	32.8		39.9		50	1.3	55	1.3	39	1.6
Other consumer	9.5		10.7		13.7		20.9		18	1.4
Total consumer	133	24.7	188	25.3	298	28.4	330	30.2	301	35.1
Total	$912	100.0%	$680	100.0%	$606	100.0%	$647	100.0%	$743	100.0%

(1)	See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

At December 31,	2015	2014	2013	2012	2011
	(in millions)
Off-balance sheet credit risk reserve	$99	$68	$60	$139	$155
The increase in off-balance sheet reserves at December 31, 2015 as compared with December 31, 2014 reflects higher loss estimates associated with oil and gas industry exposures. The increase in off-balance sheet reserves in 2014 largely reflects growth in customer activity. The decrease in off-balance sheet reserves in 2013 largely reflects the impact of an upgrade to an individual monoline which resulted in an improvement to our expectation of cash flows from an off-balance sheet liquidity facility and the consolidation of Bryant Park in 2013 which resulted in the reclassification of $61 million of this reserve to held-to-maturity investment securities on our balance sheet. The decrease in off-balance sheet reserves in 2012 reflects reductions in exposure estimates on certain facilities. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	2015				2014
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Delinquent loans:
Commercial	$91	$40	$49	$42	$41	$58	$57	$63
Consumer:
Residential mortgages(1)(2)	858	868	903	957	1,013	1,055	1,086	1,132
Home equity mortgages(1)(2)	56	54	56	60	62	60	59	59
Credit cards	13	13	13	14	14	14	15	19
Other consumer	11	13	11	13	14	14	15	17
Total consumer	938	948	983	1,044	1,103	1,143	1,175	1,227
Total	$1,029	$988	$1,032	$1,086	$1,144	$1,201	$1,232	$1,290
Delinquency ratio:
Commercial	.14%	.06%	.08%	.07%	.07%	.11%	.11%	.12%
Consumer:
Residential mortgages(1)(2)	4.83	4.97	5.23	5.62	6.07	6.42	6.73	7.10
Home equity mortgages(1)(2)	3.50	3.29	3.32	3.50	3.48	3.29	3.08	3.04
Credit cards	1.86	1.91	1.88	2.06	1.94	2.04	2.20	2.78
Other consumer	2.26	2.64	2.21	2.53	2.52	2.64	2.78	3.11
Total consumer	4.56	4.67	4.88	5.24	5.59	5.87	6.10	6.42
Total	1.21%	1.16%	1.23%	1.33%	1.46%	1.63%	1.69%	1.85%

(1)
At December 31, 2015, and 2014, consumer mortgage loan delinquency includes $793 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $3 million and $5 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	2015				2014
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$63	$67	$66	$66	$63	$67	$66	$77
ARM loans	253	249	260	272	280	294	302	323
Delinquency ratio:
Interest-only loans	1.73%	1.84%	1.81%	1.85%	1.78%	1.87%	1.81%	2.09%
ARM loans	2.08	2.06	2.18	2.31	2.43	2.59	2.72	2.97
Compared with September 30, 2015, our two-months-and-over contractual delinquency ratio increased 5 basis points due to higher delinquency levels in our commercial loan portfolio. Compared with December 31, 2014, our two-months-and-over contractual delinquency ratio decreased 25 basis points, driven by lower dollars of two-months-and-over contractual delinquency in our consumer loan portfolio, partially offset by higher dollars of delinquency in our commercial loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio decreased 11 basis points and 103 basis points from September 30, 2015 and December 31, 2014, respectively, due primarily to lower levels of residential mortgage loan delinquency, driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to Real Estate Owned remaining in loan account and, consequently, in delinquency. Compared with September 30, 2015 and December 31, 2014, our commercial two-months-and-over contractual delinquency ratio increased 8 basis points and 7 basis points, respectively, largely driven by two commercial real estate customer relationships which became greater than 60 days delinquent during the fourth quarter.
Residential mortgage delinquency is higher than home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process.

HSBC USA Inc.

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
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	2015					2014
	Full Year	Quarter Ended				Full Year	Quarter Ended				2013 Full Year
		Dec. 31	Sept. 30	June 30	Mar.31		Dec. 31	Sept. 30	June 30	Mar.31
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$5	$7	$(1)	$(2)	$1	$21	$—	$(1)	$5	$17	$47
Business and corporate banking	59	13	9	33	4	11	1	3	5	2	33
Global banking	—	—	—	—	—	8	—	—	—	8	(1)
Other commercial	—	(1)	—	—	1	(8)	1	(3)	(3)	(3)	(8)
Total commercial	64	19	8	31	6	32	2	(1)	7	24	71
Consumer:
Residential mortgages	24	5	1	6	12	39	5	6	14	14	66
Home equity mortgages	4	1	—	2	1	3	1	1	2	(1)	50
Credit cards	27	7	7	6	7	34	6	8	10	10	37
Other consumer	10	1	1	4	4	6	1	2	2	1	10
Total consumer	65	14	9	18	24	82	13	17	28	24	163
Total	$129	$33	$17	$49	$30	$114	$15	$16	$35	$48	$234
Net Charge-off Ratio:
Commercial:
Construction and other real estate	.04%	.23%	(.03)%	(.07)%	.04%	.22%	—%	(.04)%	.21%	.75%	.55%
Business and corporate banking	.30	.27	.18	.67	.09	.07	.02	.07	.12	.05	.25
Global banking	—	—	—	—	—	.03	—	—	—	.15	—
Other commercial	—	(.12)	—	—	.11	(.27)	.13	(.41)	(.41)	(.40)	(.27)
Total commercial	.10	.12	.05	.20	.04	.06	.01	(.01)	.05	.20	.15
Consumer:
Residential mortgages	.14	.12	.02	.14	.29	.24	.12	.15	.35	.36	.42
Home equity mortgages	.24	.25	—	.47	.23	.16	.22	.21	.42	(.20)	2.31
Credit cards	3.98	3.83	4.11	3.51	4.06	4.95	3.45	4.71	5.91	5.87	4.50
Other consumer	2.34	.73	.73	3.78	3.50	1.28	.91	1.74	1.65	.81	1.80
Total consumer	.32	.27	.18	.36	.49	.43	.27	.35	.59	.51	.85
Total	.16%	.15%	.08%	.24%	.15%	.16%	.08%	.09%	.20%	.29%	.36%
 Our net charge-off ratio as a percentage of average loans remained relatively flat for the full year of 2015 compared with the full year of 2014 as higher levels of net charge-offs in our commercial loan portfolio were largely offset by lower levels of net charge-offs in our consumer loan portfolio. The increase in commercial net charge-offs reflects higher charge-offs in business and corporate banking driven by a single customer relationship. The decrease in consumer net charge-offs was driven by lower charge-offs in residential mortgages due to continued improvement in economic and credit conditions, including the impact of lower levels of delinquency on accounts less than 180 days delinquent and continued improvements in housing market conditions, as well as the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio.

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
Nonperforming Assets  Nonperforming assets consisted of the following:

At December 31,	2015	2014	2013
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$53	$65	$166
Business and corporate banking	167	74	21
Global banking	44	—	65
Other commercial	1	—	2
Commercial nonaccrual loans held for sale	26	43	—
Total commercial	291	182	254
Consumer:
Residential mortgages(1)(2)(3)	814	847	949
Home equity mortgages(1)(2)	71	68	77
Consumer nonaccrual loans held for sale	3	4	25
Total consumer	888	919	1,051
Total nonaccruing loans	1,179	1,101	1,305
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	5
Other commercial	—	—	1
Total commercial	1	1	6
Consumer:
Credit cards	9	10	14
Other consumer	7	10	14
Total consumer	16	20	28
Total accruing loans contractually past due 90 days or more	17	21	34
Total nonperforming loans	1,196	1,122	1,339
Other real estate owned(4)	29	31	47
Total nonperforming assets	$1,225	$1,153	$1,386

(1)
At December 31, 2015, 2014 and 2013, nonaccrual consumer mortgage loans include $768 million, $817 million and $841 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes less than $1 million, $1 million and $20 million of commercial other real estate owned at December 31, 2015, 2014 and 2013, respectively.
Nonaccrual loans at December 31, 2015 increased as compared with December 31, 2014 due to higher levels of commercial nonaccrual loans, partially offset by lower levels of consumer nonaccrual loans. The increase in commercial nonaccrual loans was largely driven by downgrades in business and corporate banking reflecting weaknesses in the financial circumstances of certain customer relationships, predominantly oil and gas related, as well as the downgrade of a single customer relationship in global banking. Our consumer nonaccrual loans decreased compared with December 31, 2014 driven primarily by lower residential mortgage nonaccrual loans due to continued improvements in economic and credit conditions. Residential mortgage nonaccrual

HSBC USA Inc.

loan levels however continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more remained relatively flat compared with December 31, 2014.
Nonaccrual loans at December 31, 2014 decreased as compared with December 31, 2013 due to lower levels of both consumer and commercial nonaccrual loans. Our consumer nonaccrual loans decreased driven by lower residential mortgage nonaccrual loans due to improved credit quality. Residential mortgage nonaccrual loan levels however continue to be impacted by an elongated foreclosure process as previously discussed. Our commercial nonaccrual loans declined primarily due to the sale or payoff of certain exposures, largely in construction and other real estate, as well as improved credit quality, partially offset by a single customer relationship in business and corporate banking which was put on nonaccrual during 2014. Accruing loans past due 90 days or more declined compared with December 31, 2013 due to improved credit quality.
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

At December 31,	2015	2014	2013
	(in millions)
Impaired commercial loans:
Balance at end of period	$453	$295	$481
Amount with impairment reserve	171	92	165
Impairment reserve	54	30	40
Criticized Loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. These criticized facility grades, however, are not used for determining our allowance for credit losses. Under our methodology for determining the allowance for credit losses, loans are assigned obligor grades which reflect our internal assessment of the credit risk of the loans. While the regulatory criticized facility grades are directionally aligned with our internal obligor grades, each changes based on its respective underlying criteria. As a result, changes in regulatory classifications will not necessarily result in corresponding changes to our allowance for credit losses.
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

•
Doubtful – includes loans that have all the weaknesses exhibited by substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full of the recorded loan highly improbable. However, although the possibility of loss is extremely high, certain factors exist which may strengthen the credit at some future date, and therefore the decision to charge-off the loan is deferred. Loans graded as doubtful are required to be placed in nonaccruing status.

The following table summarizes criticized commercial loans:

At December 31,	2015	2014	2013
	(in millions)
Special mention	$2,250	$3,082	$1,354
Substandard	3,214	676	647
Doubtful	65	29	37
Total	$5,529	$3,787	$2,038
Criticized loans at December 31, 2015 increased compared with December 31, 2014 reflecting downgrades of certain oil and gas industry loan exposures and other downgrades reflecting weaknesses in the financial circumstances of certain customer relationships. In addition, the majority of the increase in substandard was due to the downgrade of a single customer relationship which was in special mention at December 31, 2014.

HSBC USA Inc.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at December 31, 2015 and 2014. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2015	2014
	(in millions)
Interest-only residential mortgage loans	$3,645	$3,531
ARM loans(1)	12,180	11,532

(1)	During 2016 and 2017, approximately $337 million and $991 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $11 million and $18 million at December 31, 2015 and 2014, respectively.

At December 31,	2015	2014
	(in millions)
Closed end:
First lien	$17,758	$16,661
Second lien	89	111
Revolving(1)	1,511	1,673
Total	$19,358	$18,445

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at December 31, 2015 and 2014 for our real estate secured loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
December 31, 2015:
New York State	27.6%	32.8%
California	20.0	36.9
North Central United States	3.1	4.2
North Eastern United States, excluding New York State	8.9	8.9
Southern United States	25.8	12.8
Western United States, excluding California	5.7	4.4
Mexico	8.9	—
Total	100.0%	100.0%
December 31, 2014:
New York State	34.7%	33.5%
California	21.8	34.0
North Central United States	3.8	5.1
North Eastern United States, excluding New York State	7.9	9.3
Southern United States	26.7	13.8
Western United States, excluding California	5.1	4.3
Total	100.0%	100.0%

HSBC USA Inc.

Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	2015		2014
At December 31,	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Real estate and related	$10,069	$4,193	$10,255	$4,208
Petroleum, gas and related	5,269	6,890	5,297	6,808
Non-bank holding companies	5,134	4,513	3,740	4,317
Health, child care and education	4,025	7,123	3,143	10,013
Banks and depository institutions	3,249	950	3,379	579
Electronic and electrical equipment	3,017	9,688	2,869	7,946
Chemicals, plastics and rubber	2,708	3,734	2,105	3,931
Mining and metals	2,492	2,390	2,721	2,566
Recreational industry	2,123	1,166	1,912	1,019
Security brokers and dealers	2,064	3,875	2,725	3,207
Business and professional services	1,833	3,022	1,641	2,553
Food and kindred products	1,792	5,592	1,747	4,024
Utilities	1,702	1,802	1,187	1,657
Transportation services	1,617	1,109	1,598	1,462
Textile, apparel and leather goods	1,450	1,699	1,312	1,520
Aerospace and defense	1,132	714	744	1,089
Non deposit credit institutions	968	3,727	821	4,316
Industrial machinery and equipment	920	2,500	867	2,044
Automotive products	821	1,111	509	1,313
Non-durable consumer products	797	2,246	796	2,022
Total commercial credit exposure in top 20 industries(1)	53,182	68,044	49,368	66,594
All other industries	4,456	12,508	3,898	10,026
Total commercial credit exposure(2)	$57,638	$80,552	$53,266	$76,620

(1)	Based in utilization at December 31, 2015.

(2)	Excludes commercial credit exposures with affiliates.

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

	Banks and Other Financial Institutions	Commercial and Industrial	Total
	(in millions)
December 31, 2015:
Brazil	$2,191	$4,755	$6,946
Mexico	1,104	5,131	6,235
Canada	717	1,745	2,462
Total	$4,012	$11,631	$15,643
December 31, 2014:
Brazil	$3,545	$5,039	$8,584
Mexico	1,376	6,497	7,873
Canada	382	1,962	2,344
Chile	548	1,141	1,689
United Kingdom	1,127	348	1,475
Total	$6,978	$14,987	$21,965
December 31, 2013:
Brazil	$2,265	$4,021	$6,286
Mexico	829	6,150	6,979
Canada	135	1,667	1,802
Chile	528	930	1,458
Total	$3,757	$12,768	$16,525
The sale of HSBC's business in Brazil is expected to reduce both revenue and exposure associated with Brazil once completed.
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

At December 31,	2015	2014
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure(1)	$33,890	$41,449
Less: collateral held against exposure	6,564	8,204
Net credit risk exposure	$27,326	$33,245

(1)
At December 31, 2015, total credit risk exposure is calculated under the Basel III Standardized Approach which came into effect on January 1, 2015, replacing the Basel I risk-based approach used in 2014.

The table below summarizes the risk profile of the counterparties to derivative contracts with credit risk exposure, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31	2015	2014
AAA to AA–	43%	36%
A+ to A–	49	50
BBB+ to BBB–	6	10
BB+ to B–	2	4
CCC+ and below	—	—
Total	100%	100%

HSBC USA Inc.

The table below sets out the mark-to-market value of derivative contracts associated with monoline counterparties at December 31, 2015 and 2014. Our principal exposure to monoline insurance companies is through a number of over-the-counter ("OTC") derivative transactions, primarily credit default swaps ("CDS"). We have entered into CDS to purchase credit protection against securities held within the trading portfolio. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The "Credit Risk Adjustment" column in the below table indicates the valuation adjustment taken against the mark-to-market exposures and reflects the deterioration in creditworthiness of the monoline insurers. These adjustments have been charged to the consolidated statement of income (loss).

	Net Exposure before Credit Risk Adjustment(1)	Credit Risk Adjustment(2)	Net Exposure After Credit Risk Adjustment
	(in millions)
December 31, 2015:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$223	$(50)	$173
Total	$223	$(50)	$173
December 31, 2014:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$176	$(38)	$138
Monoline – below investment grade	81	(15)	66
Total	$257	$(53)	$204

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.
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

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.
During 2015, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
In December 2015, HSBC submitted its annual resolution plan to the FRB and the Federal Deposit Insurance Corporation ("FDIC") as required under Dodd-Frank and HSBC Bank USA submitted its annual resolution plan as required under the Federal Deposit Insurance Act. In March 2015, the FRB and the FDIC announced the completion of their reviews of the second round of resolution plans submitted in 2014 by three foreign banking organizations, including the HSBC resolution plan submitted in 2014 (the “2014 Plan”). Although the FRB and FDIC noted some improvements from the original plans submitted by these filers in 2013, the agencies also jointly identified specific shortcomings with the 2014 resolution plans, including the 2014 Plan, that will need to be addressed with the 2015 annual submissions. In addition, the FDIC board of directors stated in a press release that the 2014 resolution plans submitted by these filers, including the 2014 Plan, are not credible and do not facilitate an orderly resolution under the U.S. Bankruptcy Code (although the FRB did not make such a determination or join in this public statement). In August 2014, the FRB and FDIC made these same determinations with respect to the plans filed in 2013 by the nine largest financial institutions

HSBC USA Inc.

required to submit resolution plans under Dodd-Frank. The FRB and FDIC requested that these filers the requested improvements in their 2015 submissions. HSBC and HSBC Bank USA submitted their 2015 plans in December.
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
Interest Bearing Deposits with Banks  totaled $7,478 million and $30,807 million at December 31, 2015 and 2014, respectively, of which $6,708 million and $29,445 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $19,847 million and $1,413 million at December 31, 2015 and 2014, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Trading Assets includes securities totaling $11,155 million and $13,498 million at December 31, 2015 and 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $49,797 million and $43,609 million at December 31, 2015 and 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings  totaled $4,995 million and $12,795 million at December 31, 2015 and 2014, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $118,579 million and $116,118 million at December 31, 2015 and 2014, respectively, which included $90,463 million and $84,486 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $33,509 million at December 31, 2015 from $27,524 million at December 31, 2014. The following table summarizes issuances and retirements of long-term debt during 2015 and 2014:

Year Ended December 31,	2015	2014
	(in millions)
Long-term debt issued	$16,609	$8,088
Long-term debt repaid	(9,933)	(3,686)
Net long-term debt issued	$6,676	$4,402
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during 2015. During the second quarter of 2015, HSBC USA exercised the option to call its remaining junior subordinated debentures previously issued by HSBC USA to three separate capital trusts, totaling $560 million. See Note 23, "Retained Earnings and Regulatory Capital Requirements," for additional details.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At December 31, 2015, we were authorized to issue up to $30,000 million, of which $7,320 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program of which $15,739 million was available at December 31, 2015.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2015, long-term debt included $5,600 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further overnight borrowings of up to $8,839 million.
Preferred Equity  During the second quarter of 2015, HSBC USA redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock, totaling $300 million. See Note 23, "Retained Earnings and Regulatory Capital Requirements," for additional details and see Note 17, "Preferred Stock," in the accompanying consolidated financial statements for information regarding all remaining outstanding preferred share issues.

HSBC USA Inc.

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
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of December 31, 2015 and 2014. In managing capital, we develop targets for total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average consolidated assets (this latter ratio, also known as the "Tier 1 leverage ratio"). Our targets may change from time to time to accommodate changes in the operating environment, regulatory requirements or other considerations such as those listed above. The following table summarizes selected capital ratios for HSBC USA. The improvement in the capital ratios since December 31, 2014 reflects the capital actions discussed above, partially offset by an increase in risk-weighted assets following the replacement of Basel I risk-based guidance by the Basel III Standardized Approach from January 1, 2015.

At December 31,	2015	2014
Common equity Tier 1 capital to risk weighted assets(1)	12.0	10.3
Tier 1 capital to risk weighted assets(1)	12.6	11.4
Total capital to risk weighted assets(1)	16.4	15.8
Tier 1 capital to average consolidated assets (Tier 1 leverage ratio)	9.5	8.5
Total equity to total assets	10.9	9.1

(1)	Risk weighted assets in 2015 are calculated under the Basel III Standardized Approach which came into effect on January 1, 2015, replacing the Basel I risk-based approach used in 2014.
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
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective January 1, 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital and will materially increase our regulatory capital requirements over the next several years. In addition to phasing in a complete replacement to the Basel I general risk-based capital rules, the Basel III final rule builds on the Advanced Approaches of Basel II, incorporates certain changes to the market risk capital rule, and implements certain other requirements of the Dodd-Frank Act.
The Basel III final rule, among other changes, introduced the Standardized Approach for risk weighted assets, which replaced the Basel I risk-based guidance for determining risk weighted assets for banking organizations and came into effect on January 1, 2015. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. The Basel III final rule also introduced a supplementary leverage ratio ("SLR") with full implementation and compliance required by January 1, 2018. For HSBC North America and HSBC Bank USA, the SLR regulatory minimum is 3 percent (calculated as the ratio of Tier 1 Capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items). The SLR is generally consistent with the final Basel leverage framework, but also contains certain modifications, including to the methodology for averaging total leverage exposure. For additional discussion of the Basel III final rule requirements, including fully phased in required minimum risk-based capital ratios, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K.
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single

HSBC USA Inc.

intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), and therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. HSBC North America submitted its IHC implementation plan to the FRB in 2014. Under the final rule, IHCs may opt out of the Advanced Approach and instead be subject to the Standardized Approach.
An IHC may calculate its risk-based and leverage capital requirements solely under the U.S. Standardized Approach, even if the IHC meets the asset thresholds that would require a bank holding company to use the Advanced Approaches. In accordance with the final rule, HSBC North America received approval from the FRB to opt out of the Advanced Approaches in 2014 and HSBC Bank USA received approval from the OCC to opt out of the Advanced Approaches in 2015. HSBC North America and HSBC Bank USA will, however, remain subject to the other capital requirements applicable to Advanced Approaches banking organizations such as: the SLR, the countercyclical capital buffer, stress testing requirements, enhanced risk management standards, enhanced governance and stress testing requirements for liquidity management, and other applicable prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016.
With regard to the elements of capital, the application of the Basel III final rule requires any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 to be phased out of Tier 1 capital by January 1, 2016. As a result, approximately $200 million of our currently outstanding Tier 2 subordinated debt will be phased out of capital under the final rule.
On November 9, 2015, the Financial Stability Board (“FSB”) issued its final standards for total loss-absorbing capacity (“TLAC”) requirements for G-SIBs. On October 30, 2015, the FRB issued its proposal to impose TLAC requirements on U.S. G-SIBs and the U.S. IHCs owned by non-U.S. GSIBs (“TLAC Proposal”). The TLAC Proposal would represent a significant extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. The TLAC Proposal would require the U.S. IHCs of G-SIBs (“Covered IHCs”), including HSBC North America, to maintain minimum amounts of internal TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. Additionally, the TLAC Proposal would include “clean holding company requirements” that impose stringent limitations on the ability of Covered IHCs to incur common types of non-TLAC-related liabilities. The FRB has requested comment on all aspects of the proposal by February 19, 2016. We are reviewing the potential impact of the proposed rule on our capital planning process.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB evaluates bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will provide a non-objection in relation to capital distributions only for companies that can demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run stress test results in January 2015. In July 2015, HSBC North America submitted its latest mid-cycle company-run stress test results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in January 2015. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
In November 2015, the FRB issued a proposed rule to further amend the CCAR capital planning and DFAST stress testing rules. The final rule delays the use of the SLR for one year, removes the tier 1 common capital ratio calculation requirements, and modifies certain mandatory capital action assumptions. These changes apply as of January 1, 2016. HSBC North America plans to submit its 2016 capital plan to the FRB, and HSBC Bank USA plans to submit the results of its company-run stress tests to the OCC, on of before April 5, 2016. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity. See Part 1, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K for further discussion on capital planning and stress testing.
HSBC USA and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 23, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
HSBC USA Inc.  We are an indirect wholly-owned subsidiary of HSBC and the parent company of HSBC Bank USA and other subsidiaries through which we offer consumer and commercial banking products and related financial services including derivatives, payments and cash management, trade finance and investment solutions. Our main source of funds is cash received from financing

HSBC USA Inc.

activities, primarily through debt issuance. In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt, from subsidiaries in the form of dividends and from our parent by receiving capital contributions when necessary.
We received cash dividends from our subsidiaries of $105 million and $1 million in 2015 and 2014, respectively. The increase in 2015 reflects dividends on preferred stock from HSBC Bank USA. As discussed further above, during 2015, HSBC USA received a cash capital contribution of $4,000 million from its immediate parent, HNAI. During 2014, HSBC USA did not receive any cash capital contributions from HNAI.
We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $65 million in 2015 and $73 million in 2014. No dividends were paid to HNAI, our immediate parent company, on our common stock during either 2015 or 2014. We may pay dividends to HNAI in the future, but will maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. As discussed above, during 2015, HSBC USA made cash capital contributions totaling $4,900 million to its subsidiary, HSBC Bank USA. During 2014, HSBC USA did not make any cash capital contributions to HSBC Bank USA.
In 2015, HSBC Bank USA had the ability to pay dividends under bank regulatory guidelines, as cumulative net profits for 2013 through 2015 exceed dividends attributable to this period. Any non-contractual dividend from HSBC Bank USA would require the approval of the OCC.
Subsidiaries  At December 31, 2015, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which contributes to the funding of our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.
2016 Funding Strategy  Our current estimate for funding needs and sources for 2016 are summarized in the following table:

(in billions)
Funding needs:
Net loan growth	$8
Trading and other assets	4
Total funding needs	$12
Funding sources:
Net change in deposits	$3
Trading and other short term liabilities	2
Net change in long-term debt	7
Total funding sources	$12
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

HSBC USA Inc.

For further discussion relating to our sources of liquidity and contingency funding plan, see the caption "Risk Management" in this MD&A.
Capital Expenditures  We made capital expenditures of $43 million and $39 million during 2015 and 2014, respectively. In addition to these amounts, during 2015 and 2014, we capitalized $71 million and $57 million, respectively, relating to the building of several new banking platforms as part of an initiative to improve and modernize our legacy business systems and build common platforms across HSBC.
Commitments  See "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" below for further information on our various commitments.
Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2015 by period due.

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Subordinated long-term debt(1)	$—	$501	$92	$—	$2,002	$3,975	$6,570
Other long-term debt(1)	2,877	5,096	8,768	2,789	4,469	2,940	26,939
Other postretirement benefit obligations(2)	6	6	6	6	6	25	55
Minimum future rental commitments on operating leases(3)	130	118	107	90	53	113	611
Purchase obligations(4)	112	112	67	20	10	—	321
Total	3,125	5,833	9,040	2,905	6,540	7,053	34,496

(1)	Represents future principal payments related to debt instruments included in Note 13, "Long-Term Debt," of the accompanying consolidated financial statements.

(2)
Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our benefit obligation at December 31, 2015. See Note 20, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements.

(3)
Represents expected minimum lease payments, net of minimum sublease income under noncancellable operating leases for premises and equipment included in Note 25, "Guarantees Arrangements, Pledged Assets and Repurchase Agreements" in the accompanying consolidated financial statements.

(4)	Represents binding agreements for mortgage origination and servicing, credit card servicing, lockbox services, advertising and other services.
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

							Balance at December, 31
	2016	2017	2018	2019	2020	Thereafter	2015	2014
	(in millions)
Standby letters of credit, net of participations(1)	$6,578	$999	$512	396	340	25	$8,850	$8,441
Commercial letters of credit	336	77	—	—	—	—	413	659
Credit derivatives(2)	24,227	25,288	9,390	16,574	13,057	2,899	91,435	117,768
Other commitments to extend credit:
Commercial(3)	18,930	9,106	12,892	18,228	21,976	4,419	85,551	80,226
Consumer	7,625	—	—	—	—	—	7,625	6,821
Total	$57,696	$35,470	$22,794	$35,198	$35,373	$7,343	$193,874	$213,915

(1)	Includes $910 million and $937 million issued for the benefit of HSBC affiliates at December 31, 2015 and 2014, respectively.

(2)	Includes $44,130 million and $32,688 million issued for the benefit of HSBC affiliates at December 31, 2015 and 2014, respectively.

(3)	Includes $4,999 million and $3,606 million issued for the benefit of HSBC affiliates at December 31, 2015 and 2014, respectively.

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
Included in other liabilities are deferred fees on standby letters of credit amounting to $54 million and $50 million at December 31, 2015 and 2014, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $19 million and $16 million at December 31, 2015 and 2014, respectively. See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

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
We offset most of the market risk by entering into a buy protection credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that we could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral. See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. Commercial commitments comprise primarily

HSBC USA Inc.

those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to Regency, a multi-seller asset backed commercial paper ("ABCP") conduit consolidated by an HSBC affiliate. See Note 24, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information regarding ABCP conduits and our variable interests in them.
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
The following tables present information on our liquidity facilities with Regency at December 31, 2015. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$3,362	$1,979	15	$1,931	15

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	50%	71%	15%	46%	—%	—%
Trade receivables	34	—	85	54	—	—
Equipment loans	16	29	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at December 31, 2015.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. At December 31, 2015, the undrawn facility has been reduced to CAD $77 million from CAD $112 million at December 31, 2014.
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

HSBC USA Inc.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $214 million in the fair value of financial liabilities during 2015, compared with a decrease of $82 million during 2014.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during 2015 should not be considered indicative of the results for any future period.
Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 26, "Fair Value Measurements," in the accompanying consolidated financial statements for further details on our valuation control framework.
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
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the OTC market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury or by other foreign governments, to-be-announced ("TBA") securities and non-callable securities issued by U.S. government sponsored entities.
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, corporate debt, foreign government-backed debt, preferred securities, precious metals, certain commercial loans held for sale, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral and real estate owned as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2015 and 2014, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, credit derivatives executed against certain insurers where there is uncertainty in determining fair value, subprime mortgage loans held for sale, certain corporate debt securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.
See Note 26, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during 2015 and 2014.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(dollars are in millions)
Level 3 assets(1)(2)	$3,696	$3,810
Total assets measured at fair value(3)	114,396	122,473
Level 3 liabilities	2,862	2,863
Total liabilities measured at fair value(1)	83,148	90,892
Level 3 assets as a percent of total assets measured at fair value	3.2%	3.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.4%	3.1%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,577 million of recurring Level 3 assets and $119 million of non-recurring Level 3 assets at December 31, 2015. Includes $3,752 million of recurring Level 3 assets and $58 million of non-recurring Level 3 assets at December 31, 2014.

(3)
Includes $114,065 million of assets measured on a recurring basis and $331 million of assets measured on a non-recurring basis at December 31, 2015. Includes $122,155 million of assets measured on a recurring basis and $318 million of assets measured on a non-recurring basis at December 31, 2014.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $3 million positive credit risk adjustments to the fair value of our credit default swap contracts during 2015, compared with positive adjustments of $12 million during 2014. These adjustments to fair value are recorded in trading revenue (expense) in the consolidated statement of income (loss). We have recorded a cumulative credit adjustment reserve of $50 million and $53 million against our monoline exposure at December 31, 2015 and 2014, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $173 million and $204 million at December 31, 2015 and 2014, respectively.
See Note 26, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2015 and 2014 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $119 million or a decrease of the overall fair value measurement of approximately $24 million as of December 31, 2015. The effect of changes in significant unobservable input parameters are

HSBC USA Inc.

primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers, mortgage servicing rights and certain asset-backed securities including CDOs.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of December 31, 2015:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$9
	Residential mortgages - Alt A	61
	Residential mortgages - Subprime	1
	Total AAA	71
AA	Other	39
A	Residential mortgages - Alt A	5
	Residential mortgages - Subprime	46
	Home equity - Alt A	75
	Student loans	89
	Other	50
	Total A	265
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	221
	Total BBB	223
CCC	Residential mortgages - Subprime	6
		$604

(1)
We utilize S&P as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used, in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

HSBC USA Inc.

Risk Management

Overview  Managing risk effectively is fundamental to the delivery of our strategic priorities. To do so, we employ a risk management framework at all levels and across all risk types. It fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It also ensures that we have a robust and consistent approach to risk management across all of our activities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. We strive to continuously improve our risk management processes through ongoing employee training and development.
Our risk management framework is underpinned by a strong risk culture and reinforced by our values and standards. These are instrumental in aligning the behaviors of individuals with our attitude to assuming and managing risk and ensuring that our risk profile remains in line with our risk appetite. Robust risk governance and accountability are embedded throughout our business through an established framework that ensures appropriate oversight of and accountability for the effective management of risk.
Our Board of Directors and its committees, principally the Audit, Risk and Compliance Committees, has oversight responsibility for the effective management of risk and approves our risk appetite. The Risk Committee advises the Board of Directors on risk appetite and its alignment with our strategy, risk governance and internal controls as well as high-level risk related matters.
Management is accountable for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of our risk management policies resides with our Risk Management Committee. Day-to-day risk management activities are the responsibility of senior managers of individual businesses, supported by HSBC global functions. We use the Three Lines of Defense model to underpin our approach to strong risk management. It defines who is responsible to do what to identify, assess, measure, manage, monitor, and mitigate risks, encouraging collaboration and enabling efficient coordination of risk and control activities. All employees are required to identify, assess and manage risk within the scope of their assigned responsibilities and, as such, they are critical to the effectiveness of the three lines of defense.
Our Risk Management function is headed by the Chief Risk Officer, who is responsible for the risk management framework. This includes establishing policies, monitoring of risk profiles and forward-looking risk identification and management.
Specific oversight of various risk management processes occurs through the following HUSI, HSBC North America or Risk Management Committees:

•	the Asset and Liability Management Committee ("ALCO");

•	the Operational Risk Committee ("ORC");

•	the HSBC North America Model Oversight Committee;

•	the HSBC North America Third Party Risk Oversight Committee;

•	the HSBC North America Capital Management Committee;

•	the Regulatory Compliance Governance Committee;

•	the Financial Crime Compliance Governance Committee;

•	the Reputational Risk and Client Selection Committees;

•	Lines of business Risk Management Committees;

•	the Fiduciary Risk Management Committee; and

•	the HSBC North America Capital Management Committee.
Each of these committees, as well as the Risk Management Committee, have separate charters which detail their respective roles and responsibilities as it relates to risk oversight.
Additionally, the HSBC North America Anti-Money Laundering Director serves as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI.
ALCO provides oversight of all liquidity, interest rate and market risk and is chaired by the HUSI Chief Financial Officer. Subject to the approval of our Board of Directors and HSBC Group, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.
Maintaining a conservative risk profile is a core part of our philosophy. This encompasses: maintaining a strong capital position, defined by regulatory and internal capital ratios; having effective liquidity and funding management; generating returns that are in line with risk taken; maintaining a sustainable and diversified earnings mix, delivering consistent returns. Additionally, we have zero tolerance for the following:

•	knowingly engaging in any business, activity or association where foreseeable reputational risk or damage has not been considered and/or mitigated;

HSBC USA Inc.

•
operating without the appropriate systems and controls in place to prevent and detect financial crime and no appetite to conduct business with individuals or entities we believe are engaged in illicit behavior;

•	deliberately or knowingly causing detriment to consumers arising from our products, services or operations or incurring a breach of the letter or spirit of regulatory requirements; and

•	inappropriate market conduct by a member of our staff or by any of our lines of business.
HSBC North America oversees the development of our risk appetite which defines, shapes and monitors our risk profile. The HSBC North America Risk Appetite Statement ("RAS") describes the aggregate level and types of risk that we are willing to accept in order to achieve our medium and long-term strategic objectives. HSBC North America’s conservative risk profile is fully articulated in the qualitative section of the RAS, which supports strategic and operational decision making at HUSI. The quantitative section of the RAS contains a set of key metrics covering income generating risks that we accept as part of doing business, such as credit risk, and those which arise by virtue of our operations, such as operational risk.
Performance against the RAS metrics is monitored by senior management on a monthly basis. All breaches of metrics are escalated and actions to remediate the breaches are documented. This process helps to embed a strong risk culture across our businesses.
The principal risks associated with our banking operations include the following:

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

•
Market risk is the risk that movements in market factors, such as foreign exchange rates, interest rates, credit spreads, equity prices and commodity prices, will reduce our income or the value of our portfolios;

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

•
Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid and includes the risk that assumptions used by our actuaries may differ from actual experience; and

•	Sustainability risk is the risk that financial services provided to customers indirectly result in unacceptable impacts on people or on the environment.
The following risk tools and processes are used to identify, manage and mitigate risks and are integral to risk management, ensuring that we remain within our risk appetite.

•
We utilize a risk map to provide a point-in-time view of our risk profile across a range of risk categories, including our principal banking risks. It assesses the potential of these risks to have a material impact on our financial results, reputation or sustainability of our business on a current and projected basis. The risks presented on the risk map are regularly assessed

HSBC USA Inc.

through our risk appetite profile, stress tested and, where thematic issues arise, are considered for classification as top or emerging risks.

•	The top and emerging risks framework enables us to identify current and forward-looking risks and to take action which either stops these risks from materializing or limits their impact.

•
Stress testing is an important tool we use to assess potential vulnerabilities in our businesses, business model, or portfolios. It allows us to understand the sensitivities of the core assumptions in our strategic and capital plans and improve decision making through balancing risk and return. Internal stress test scenarios are closely aligned to our assessment of top and emerging risks. These may prompt management actions, including a reduction in limits or direct exposures, or closer monitoring of exposures sensitive to stress.

•
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
Our credit risk management procedures are designed for all stages of economic and financial cycles, including challenging periods of market volatility and economic uncertainty. The credit risk function continues to refine "early warning" indicators and reporting, including stress testing scenarios on the basis of recent experience. These risk management tools are embedded within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, closely managing underwriting criteria and investing in improved fraud prevention technologies.
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

•
Approving new credit exposures and independently assessing large exposures annually – The Chief Credit Officer delegates limited credit authority to our various lending units. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the review of material credits with the HSBC Group Credit Risk which, subject to certain agreed-upon limits, will concur on material new and renewal transactions.

•
Overseeing retail credit risk – The HSBC North America Chief Retail Credit Officer manages the credit risk associated with retail portfolios and is supported by expertise from a dedicated advanced risk analytics unit.

HSBC USA Inc.

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

•
Establishing counterparty and portfolio limits – We monitor and limit our exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, are subject to caps that are recommended by the Chief Credit Officer and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95 percent worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

•
Managing problem commercial loans – Special attention is paid to problem loans. When appropriate, our commercial Loan Management Unit and retail Default Services teams provide customers with intensive management and control support in order to help them avoid default wherever possible and maximize recoveries.

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

HSBC USA Inc.

During 2015, we established an independent risk management function for liquidity as required by the enhanced prudential standards of the FRB. In addition to the oversight provided by ALCO, Liquidity Risk Management ("LRM") is an oversight function for liquidity which independently reports into the Chief Risk Officer. LRM’s primary mandate is to strengthen our liquidity risk management framework through challenge and review of existing processes and recommending areas that need improvement to the Risk Management Committee. LRM serves as an advisory function to senior management to ensure front line units with direct responsibility for managing liquidity risk are operating within their operating guidelines and defined risk appetite parameters. The LRM oversight mandate will be carried out through assessing processes related to liquidity risk identification, informed monitoring and designing a control framework as a second line of defense.
In carrying out their responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. In addition to base case projections, multiple stress scenarios are generated to simulate crisis conditions, including:

•	run-off of non-core deposits;

•	inability to renew maturing interbank fundings;

•	draw-downs of committed loan facilities;

•	rating downgrades of HSBC Bank USA; and

•	increased discount on security values for repos or disposals.
As part of our liquidity management framework, stressed coverage ratios are derived from stressed cash flow scenario analyses and express the stressed cash inflows as a percentage of stressed cash outflows over one-month and three-month time horizons. At December 31, 2015, our one-month and three-month stressed coverage ratios were 126 percent and 116 percent, respectively, compared with 111 percent and 104 percent, respectively, at December 31, 2014. A stressed coverage ratio of 100 percent or higher reflects a positive cumulative cash flow under the stress scenario being monitored. HSBC operating entities are required to maintain a ratio of 100 percent or greater out to three months under the combined market-wide and HSBC-specific stress scenario defined by the inherent liquidity risk categorization of the operating entity concerned.
In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. ALCO analyzes changes in the uses of liquidity, establishes policy on balance sheet usage, and sets limits on and monitors the ratio of Advances to Core Funding ("ACF"). The ACF ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be "core" in accordance with HSBC policy and debt with at least 12 months until maturity) are utilized in providing loans to customers. We are required to maintain an ACF ratio below 120 percent. At December 31, 2015 and 2014, our ACF ratio was 89 percent and 101 percent, respectively.
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

HSBC USA Inc.

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

Given our overall liquidity position, during 2015, we have continued to manage down low-margin commercial and institutional deposits in order to maximize profitability. In addition, current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.
Our liquidity management approach includes increased deposits, supplemented by wholesale borrowing to fund our business growth, and using security sales or secured borrowings for liquidity stress situations in our liquidity contingency plans. As previously discussed, HSBC Finance relies on its affiliates, including HSBC USA and HSBC North America, to satisfy its funding needs outside of cash generated from its loan sales and operations.
In 2009, the Basel Committee proposed two minimum liquidity metrics for limiting risk: the Liquidity Coverage Ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The Basel Committee finalized the LCR in January 2013 with phase-in beginning in 2015. Under European Commission Delegated Regulation 2015/61, the consolidated LCR became a minimum regulatory standard beginning October 1, 2015. At December 31, 2015, HSBC USA's LCR ratio under the EU LCR rules was 121 percent. The Basel Committee finalized the NSFR in October 2014. The European calibration of NSFR is still pending following the Basel Committee's final recommendation in October 2014.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. As a result, HSBC North America and HSBC Bank USA, are required to maintain an LCR of 80 percent, starting on January 1, 2015 increasing annually by 10 percent increments and reaching 100 percent on January 1, 2017. The current requirement to report LCR to U.S. regulators on a monthly basis will move to a daily requirement beginning on July 1, 2016. At December 31, 2015, HSBC Bank USA's LCR ratio under the final U.S. LCR rule was 114 percent. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR's scheduled global implementation by January 1, 2018.
In 2014, the FRB also issued rules pursuant to Section 165 of the Dodd-Frank Act, which established enhanced prudential standards for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more ("Covered Companies"). The rules complement the LCR, capital planning, resolution planning, and stress testing requirements that have been finalized. The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements beginning January 1, 2015. HSBC North America has implemented the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as an IHC owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at December 31, 2015:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA:
Short-term borrowings	P-1	A-1	F1+	R-1 (low)
Long-term/senior debt	A2	A	AA-	A (high)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	Aa3(2)	AA-	AA-	A (high)

(1)	Dominion Bond Rating Service.

(2)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at December 31, 2015.
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
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. As of December 31, 2015, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available-for-sale and held-to-maturity debt securities. Approximately $1,510 million of the debt securities in these portfolios at December 31, 2015 are expected to mature in 2016. The remaining $48,126 million of debt securities not expected to mature in 2016 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through loan sales and securitizations. In 2015, we did not sell any residential mortgage loan portfolios other than normal loan sales to PHH Mortgage.
It is the policy of HSBC Bank USA to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve Bank. Primary collateral is collateral that is physically maintained at the Federal Reserve Bank, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve Bank, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the FHLB. As of December 31, 2015, we had outstanding FHLB advances of $5,600 million. Based upon the amounts pledged as collateral under the Federal Reserve Bank and FHLB facilities, we were allowed access to further overnight borrowings of up to $8,839 million at December 31, 2015.

HSBC USA Inc.

As of December 31, 2015, any non-contractual dividend from HSBC Bank USA to HSBC USA would require the approval of the OCC. See Note 23, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.
Under a shelf registration statement filed with the SEC, we may issue certain securities including debt securities and preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $30,000 million, of which $7,320 million is available. During 2015, we issued $10,118 million of long-term debt from this shelf.
HSBC Bank USA has a $40,000 million Global Bank Note Program, which provides for issuance of subordinated and senior notes. Incremental borrowings from the Global Bank Note Program totaled $41 million in 2015. There is approximately $15,739 million of borrowing availability.
Interest Rate Risk Management  Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in changes to projected net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within interest rate risk ranges management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage prepayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. These assumptions around behavioral features are captured in our interest rate behavioralization framework, which is described further below. Day-to-day management of interest rate risk is centralized principally in Balance Sheet Management ("BSM"), which includes the non-trading interest rate positions transferred to it as discussed further under "Market Risk Management" below.
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

HSBC USA Inc.

The following table shows the repricing structure of assets and liabilities as of December 31, 2015. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2015	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$59,945	$4,055	$520	$28	$64,548
Residential mortgages	7,300	7,681	3,116	1,272	19,369
Credit card receivables	699	—	—	—	699
Other consumer loans	429	40	15	2	486
Total loans(1)	68,373	11,776	3,651	1,302	85,102
Securities available-for-sale and securities held-to-maturity	5,535	18,375	13,701	12,186	49,797
Other assets	50,755	2,624	—	—	53,379
Total assets	124,663	32,775	17,352	13,488	188,278
Domestic deposits:
Savings and demand	58,314	13,961	11,109	—	83,384
Time deposits	23,409	158	1	—	23,568
Long-term debt	16,659	13,200	950	2,700	33,509
Other liabilities/equity	31,475	15,827	141	374	47,817
Total liabilities and equity	129,857	43,146	12,201	3,074	188,278
Total balance sheet gap	(5,194)	(10,371)	5,151	10,414	—
Effect of derivative contracts	4,219	1,267	(1,949)	(3,537)	—
Total gap position	$(975)	$(9,104)	$3,202	$6,877	$—

(1)	Includes loans held for sale.
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

HSBC USA Inc.

Present value of a basis point ("PVBP")  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2015 and 2014:

At December 31,	2015	2014
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	1.8	4.8
Net interest income simulation modeling techniques  are utilized to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various scenarios, such as rate shock scenarios, which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise by as much as 200 basis point or fall by as much as 100 basis points over a twelve month period. The following table reflects the impact on projected net interest income of the scenarios utilized by these modeling techniques:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on January 1, 2016 and 2015, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$179	7%	$162	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(180)	(7)	(234)	(9)
Resulting from a gradual 200 basis point increase in the yield curve	349	13	283	11
Other significant scenarios monitored (reflects projected rate movements on January 1, 2016 and 2015, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve(1)	(187)	(7)	(216)	(9)
Resulting from an immediate 100 basis point increase in the yield curve	274	10	247	10
Resulting from an immediate 100 basis point decrease in the yield curve	(346)	(13)	(381)	(15)
Resulting from an immediate 200 basis point increase in the yield curve	525	19	432	18

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

HSBC USA Inc.

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

Capital Risk/Sensitivity of Other Comprehensive Income (Loss)  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk weighted assets and total shareholders' equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. As of December 31, 2015, we had an available-for-sale securities portfolio of approximately $35,773 million with a negative mark-to-market adjustment of $188 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $325 million to a net loss of $513 million with the following results on our capital ratios:

	December 31, 2015		December 31, 2014
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk weighted assets	12.0%	11.9%	10.3%	10.3%
Total shareholders' equity to total assets	10.9	10.8	9.1	9.1

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  Market risk is the risk that movements in market factors, such as foreign exchange rates, interest rates, credit spreads, equity prices and commodity prices, will reduce our income or the value of our portfolios. Exposure to market risk is separated into two portfolios:

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
Market risk governance Market risk is managed and controlled through limits approved by the Board and Risk Management Committee, as well as the various businesses, and also ratified by the HSBC Group Risk Management Committee. These limits are allocated across business lines and to the HSBC Group legal entities, including HSBC USA and HSBC Bank USA.
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
Our control of market risk in the trading and non-trading portfolios is based on a policy of restricting operations to trading within a list of permissible instruments ultimately approved by HSBC Group Risk as well as enforcing new product approval procedures through a dedicated committee.

HSBC USA Inc.

Market risk measures We use a range of tools to monitor and limit market risk exposures, including:
Sensitivity analysis Sensitivity analysis measures the impact of individual market factor movements on specific instruments or portfolios, for example the impact of a one basis point change in the yield curve. Sensitivity limits are set for portfolios, products and risk types, with the depth of the market being one of the principal factors in determining the level of limits set.
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
The nature of the VaR models means that an increase in observed market volatility will lead to an increase in VaR under the assumption that the underlying positions do not change. We are committed to the ongoing development and enhancement of our in-house risk models subject to regulatory approval.
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
Risk not in VaR framework - Our VaR models are designed to capture significant basis risks such as credit default swaps versus bond, asset swap spreads and cross-currency basis. Other basis risks which are not completely covered in VaR, such as the LIBOR tenor basis, are complemented by the risk not in VaR (“RNIV”) framework which is integrated into the capital framework. The RNIV framework aims to manage and capitalize material market risks that are not adequately covered in the VaR models. In 2015, the capital requirement derived from the RNIV has been immaterial.
Level 3 assets - The market risk arising from Level 3 assets in the trading portfolios, comprising trading securities and derivatives, is managed through the same market risk framework which applies to all other tradable assets, including stress testing and limits. We generally do not hold Level 3 assets within our trading portfolios.
Asset-backed security/Mortgage-backed security ("ABS/MBS") exposures - The ABS/MBS exposures in the trading portfolios are also managed through the same market risk framework which applies to all other tradable assets, including stress testing and limits. We had no meaningful ABS/MBS trading exposure in 2015.
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

HSBC USA Inc.

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
Market risk in 2015 Market risk was relatively stable during 2015. Except for a few market events, including the Swiss Franc to Euro currency peg lift earlier in the year and the Asian sell off in the summer, market volatility has been relatively muted.
Global financial markets were characterized by low inflation and weak global growth, leading monetary authorities to maintain accommodative policies, using measures such as low interest rates and asset purchases.
With U.S. data showing GDP growth, the U.S. FRB asset purchase purchase program came to an end. Despite this, U.S. dollar bond yields fell further. Market focus switched to actions that the European Central Bank can take to address the issues to low growth and deflation. A sustained period of deflation would have a severe detrimental impact on countries already in recession and with high debt to GDP ratios. 2015 can be characterized as a period of benign rates and equity markets in the G7 group of countries.
Trading Portfolios  Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps, credit derivatives, precious metals (i.e. gold, silver, platinum) in both North America and emerging markets.
Trading VaR at December 31, 2015 was slightly lower than at December 31, 2014 as the Global Markets business in the U.S. continued to focus on customer facilitation and a simplified trading product offsering core to HSBC global strategy. Interest rate and credit spread risk comprise the main drivers of exposure.
Daily VaR (trading portfolios), 99% 1 day (in millions):

HSBC USA Inc.

The following table summarizes our trading VaR for 2015 and 2014:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At December 31, 2015	$1	$3	$1	$—	$5

Full Year 2015
Average	4	4	7	(9)	6
Maximum	6	10	15		10
Minimum	1	2	1		3

At December 31, 2014	$5	$3	$6	$(8)	$6

Full Year 2014
Average	5	6	7	(10)	8
Maximum	8	9	12		11
Minimum	4	3	3		5

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

Backtesting In 2015, we experienced two backtesting exceptions. The first loss exception occurred in January when the Swiss Central Bank surprised the markets and lifted the Swiss Franc currency peg to the Euro. This move of the currency pair was more extreme than any dates used in the historical VaR calculation. The second loss exception occurred in August when losses were incurred due to extreme market volatility stemming out of Asia.
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
Backtesting of trading VaR against our hypothetical profit and loss (in millions):

HSBC USA Inc.

Stressed VaR Stressed VaR is primarily used for regulatory capital purposes and is integrated into the risk management process to facilitate efficient capital management. Stressed VaR complements other risk measures by providing severe potential losses associated with stressed market conditions.
Stressed VaR modeling follows the same approach as VaR discussed above, except for the following:

•
Potential market movements employed for stressed VaR calculations are based on a one-year period of stress data for the trading portfolio which is selected by identifying an appropriate range among the most volatile moments in recent history; and

•	it is calculated on a 99 percent confidence level over a 10-day holding period.
The following table reflects stressed VaR at December 31, 2015 and 2014:

At December 31,	2015	2014
	(in millions)
Stressed Value at Risk (1-day equivalent)	$13	$32
Stressed VaR at December 31, 2015 reduced in line with the reduction of VaR as a result of muted volatility and well contained risk exposure.
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
Our non-trading VaR was stable during 2015 as we increased holdings of U.S. Treasuries and U.S. Government agency mortgage backed securities while decreasing the overall net and outright curve interest rate exposure.
The following table summarizes our non-trading VaR for 2015 and 2014:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At December 31, 2015	$35	$26	$(16)	$47

Full Year 2015
Average	43	29	(21)	52
Maximum	65	37		65
Minimum	28	24		37

At December 31, 2014	$47	$26	$(28)	$45

Full Year 2014
Average	34	43	(23)	55
Maximum	68	55		97
Minimum	20	22		32

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

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
The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

At December 31,	2015	2014
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2016 and 2015, respectively):
Value of hedged MSRs portfolio	$140	$159
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	(2)	—
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(4)
Calculated change in net market value	(1)	—
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(6)
Calculated change in net market value	(1)	3
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during 2015. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	13	39	—	—
Operational Risk Management  Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. Our operational risk management framework ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC USA and covers all our businesses and operations (including all entities, activities, processes, systems and products). During 2015, our risk profile was dominated by compliance and legal risks and the incidence of and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant. We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile. We are operating under a deferred prosecution agreement with the U.S. Department of Justice ("DOJ"), the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"). We have also been served with cease and desist orders from the FRB and the OCC. These orders cite substantial actions needed to correct deficiencies in Compliance, Risk Management, AML programs and mortgage foreclosure processing. A breach of the U.S. DPA would have a significant impact on us as a whole and could result in parties to the U.S. DPA reinstituting civil or criminal proceedings against us. Failure to close the various cease and desist and/or the consent orders would result in our inability to operate in a compliant manner. We have committed to take or continue to adhere to a number of remedial measures related to the U.S. DPA and regulatory orders.

HSBC USA Inc.

The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, we face a growing threat of cyber-attacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss, loss of customer data and other sensitive information which could undermine both our reputation and our ability to attract and retain our customers. We experienced cyber-attacks in 2015, none of which resulted in material financial loss or the loss of customer data. HSBC continues to mature its cyber intelligence capabilities as the cyber threat landscape evolves. These intelligence monitoring capabilities increase HSBC's agility and ability to respond with increased detection and response capabilities reducing potential exposure to cyber threats. This area will continue to be a strong focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
We have established an independent Operational risk management discipline in the United States which is led by the U.S. Head of Operational Risk, reporting to the Chief Risk Officer. The mission of the Operational Risk Committee, chaired by the U.S. Head of Operational Risk, is to provide governance and strategic oversight of the operational risk management framework, including the identification, assessment, monitoring and appetite of operational risk. Selected results and reports from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. While management in the First Line of Defense is responsible for managing and controlling operational risk, the central operational risk function provides functional oversight by coordinating the following activities:

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

•
communicating with the First Line of Defense, including the Business Risk Control Managers, to ensure the operational risk management framework is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments, communicating results to business management and monitoring remedial actions that may be necessary to improve the assessments; and

•	modeling operational risk losses and scenarios for capital management purposes.
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management framework have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a U.S. operational risk policy. Key elements of the policy and our operational risk management framework include:

•	business and function management is responsible for the assessment, identification, management, and reporting of their operational risks and monitoring the ongoing effectiveness of key controls;

•
material risks are assigned an overall risk prioritization / rating based on the typical and severe assessments and considers the direct financial costs and the indirect impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made. An operational risk database is used to record risk and control assessments and track related issues and mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established and monitored where appropriate; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.
Management practices include standard reporting to senior management and the Operational Risk Committee of material risks, significant control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that we remain in line with best practice and take into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable.
Internal audit, which is the Third Line of Defense, provides an important independent check on controls and test institutional compliance with the operational risk management framework. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the operational risk framework, the effectiveness and accuracy of the risk assessment process, and the loss data collection and reporting activities.

HSBC USA Inc.

Compliance Risk Management  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
All HSBC employees are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2015, we continued to experience increased levels of compliance risk as regulators and other agencies pursued investigations into historical activities and we continued to work with them in relation to already identified issues. Following the deferred prosecution agreements reached in December 2012 between U.S. authorities and HSBC and HSBC USA in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, along with a related undertaking with the U.K.'s PRA, management has responded to extensive interviews and data requests and continues to enhance our controls.
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

HSBC USA Inc.

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
Fiduciary risks, as defined above, reside in our PB businesses (such as Investment Management, Personal Trust, Security Operation Services) and other business lines outside of PB (such as Corporate Trust) and are ruled/guided primarily (but, not exclusively) by OCC Fiduciary-targeted Regulations (i.e. Regulation 12 CFR 9, Regulation 12 CFR 12). Additionally, Fiduciary Risk also includes risk associated with certain SEC regulated Registered Investment Advisers ("RIA"), which lie outside of the traditional banking regulatory fiduciary risk definitions as described above. HSBC Global Asset Management (USA) Inc. (AMUS) would fall into that category as would HSBC Securities (USA) Inc. (HSI)/Private Client Services. The RIA definition of fiduciary capacity primarily applies in the following circumstances and is ruled/guided primarily (but, not exclusively) by SEC Fiduciary-targeted Regulations (i.e. Investment Advisers Act of 1940 and Investment Company Act of 1940):

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
In addition, fiduciary risk is included in the operational risk management framework to ensure fiduciary risk is managed, monitored and controlled with acceptable risk appetite levels, and to report and escalate elevated fiduciary risks to senior management and the Fiduciary Committee of the Board of Directors. Therefore, fiduciary risk is included in the formal risk and control assessment process (along with other primary operational risks), key risk indicator monitoring, management reporting and governance framework.
Fiduciary risk is governed by the Fiduciary Committee of the Board of Directors. The Fiduciary Committee has established the Fiduciary Risk Management Committee ("FRMC") to carry out the day-to-day activities of managing fiduciary risk. The FRMC is chaired by the U.S. Head of Regulatory Compliance and includes fiduciary business line heads as well as representatives from legal, compliance and audit and other fiduciary support functions. The FRMC also includes a Fiduciary Risk Officer/Specialist who has the requisite expertise to oversee and provide governance and advice on fiduciary risk matters. The Fiduciary Risk Officer/Specialist partners with the lines of business and other functional areas performing these fiduciary activities as well as interacts with regulators on fiduciary matters. The Fiduciary Risk Officer/Specialist is also Co-Chair and Secretary of the FRMC. To better position the Fiduciary Risk Officer/Specialist to oversee fiduciary compliance across the fiduciary businesses in a more consistent manner, the Fiduciary Risk Officer/Specialist transitioned from reporting to the U.S. Head of Operational Risk to reporting to the U.S. Head of Regulatory Compliance beginning in 2015.
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

HSBC USA Inc.

Reputational risk is considered and assessed by the HSBC Group Management Board, the HSBC Group and local Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational risk, including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures, employee relations, inappropriate market conduct and breach of regulatory duty and requirements.
We have taken steps over the past several years to de-risk our businesses and product offering to reduce reputational risk. In addition, we continue to strengthen our internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken.
The HSBC North America Risk Management Committee provides governance and oversight of reputational risk. The monthly Risk Map process assesses the level and direction of reputational risk and helps ensure appropriate management action is taken when necessary. The Risk Map is a reporting tool where management assesses the overall level and direction of several distinct risk categories, including management action necessary to control or address risks outside of an acceptable level or risk appetite. Each business reviews transactions via the Reputational Risk and Client Selection Committee ("RRCSC") that may adversely affect our public perception. The RRCSC is chaired by a senior risk executive and is comprised of senior members from the business, legal, compliance, credit risk and other invited parties. The RRCSC is responsible for reviewing the individual merits and involved parties in high-risk transactions, and approving or declining transactions based on the potential reputational risks to us. In addition to the RRCSC, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our Chief Executive Officer and senior management of our businesses.
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
Security and Fraud Risk  The role of Security and Fraud Risk Management ("SFR") is the protection of people, property, assets and information by reducing the risk to the business from terrorism, crime, incidents/disasters and groups hostile to HSBC interests. To achieve this, SFR is organizationally part of the business it supports and they advise and assist senior executive management who have overall responsibility for security and fraud issues.
Security and fraud risk issues are managed at the HSBC Group level by HSBC Global Security and Fraud Risk. This unit, which has responsibility for Information, Fraud, Contingency, Financial intelligence, Physical and Geopolitical risks are fully integrated within the HSBC Central Group Risk function. This enables management to identify and mitigate the permutations of these and other non-financial risks to its businesses across the jurisdictions in which we operate.
The Information Security Risk function is responsible for defining the strategy and policy by which we protect our information assets and services from compromise, corruption or loss, whether caused deliberately or inadvertently by internal or external parties. It provides independent advice, guidance and oversight to the business about the effectiveness of information security controls and practices in place or being proposed.
The Fraud Risk function is responsible for ensuring that effective prevention, detection and investigation measures are in place against all forms of fraudulent activity, whether initiated internally or externally, and is available to support our business. To achieve that and to attain the level of integration needed to face the threat, the management of all types of fraud (e.g. card fraud, non-card fraud and internal fraud, including investigations) is established within one management structure and is part of the HSBC Global Risk function.
We use technology extensively to prevent and detect fraud. For example, customers' credit and debit card spending is monitored continuously and suspicious transactions are highlighted for verification, internet banking sessions are reviewed and transactions monitored in a similar way and all new account applications are screened for fraud. We have a fraud systems strategy which is designed to provide minimum standards and allow easier sharing of best practices to detect fraud and minimize false alerts.
We have developed a holistic and effective anti-fraud strategy which, in addition to the use of advanced technology, includes fraud prevention policies and practices, the implementation of strong internal controls, an investigations response team and liaison with law enforcement where appropriate.

HSBC USA Inc.

The Contingency Risk function is responsible for ensuring that our critical systems, processes and functions have the resilience to maintain continuity in the face of major disruptive events.
Within this wider risk, Business Continuity Management covers the pre-planning for recovery, seeking to minimize the adverse effects of major business disruption, either globally, regionally or within country, against a range of actual or emerging risks. The pre-planning concentrates on the protection of customer services, our staff, revenue generation, the integrity of data and documents and meeting regulatory requirements.
Each business has its own recovery plan, which is developed following the completion of a Business Impact Analysis. This determines how much time the business could sustain an outage before the level of losses becomes unacceptable (i.e. its criticality). These plans are reviewed and tested every year. The planning is undertaken against HSBC Group policy and standards and each business confirms in an annual compliance certificate that all have been met. Should there be exceptions, these are raised and their short-term resolution is overseen by HSBC Group and HSBC North America business continuity teams.
It is important that plans are dynamic and meet all risks, particularly those of an emerging nature such as possible pandemics and cyber-attacks. The operational risk management framework is used to measure our resilience to these risks and is confirmed to HSBC Group and HSBC North America risk committees.
Resilience is managed through various risk mitigation measures. These includes agreeing with our information technology department acceptable recovery times of systems, ensuring our critical buildings have the correct infrastructure to enable ongoing operations, requiring critical vendors to have their own recovery plans and arranging with HSBC Group insurance appropriate cover for business interruption costs.
The Financial Intelligence Risk function is jointly administered by SFR and Financial Crime Compliance. It uses advanced analytics and subject matter expertise to detect indicators of financial crime in our clients and counterparties.
The Physical Security Risk function develops practical physical, electronic and operational countermeasures to ensure that the people, property and assets we manage are protected from crime, theft, attach and groups hostile to our interests.
The Geopolitical Risk function provides both regular and ad hoc reporting to business executives and senior SFR management on geopolitical risk profiles and evolving threats in which we operate. This both enhances strategic business planning and provides an early view into developing security risks. Security travel controls and guidance are also maintained.
Model Risk In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive model risk governance framework has been established that provides oversight and challenge to all models across HSBC North America. The framework includes a HSBC North America Model Standards Policy that aligns with model risk management regulations. Each area that uses models has developed model management procedures in accordance with the Model Standards Policy. In addition, a model risk measurement framework has been established to measure, mitigate and monitor model risk across HSBC North America. Model risk is managed on an ongoing basis by the HSBC North America Model Oversight Committee ("MOC"), which is chaired by the Chief Risk Officer and has broad representation from across the HSBC North America businesses and support functions. A HSBC North America model and non-model inventory is maintained on a periodic basis and any approvals of new material models or changes to existing material models are reported to the MOC.
Independent Model Review ("IMR") functions are responsible for providing effective challenge of models and critical processes implemented for use within HSBC North America. Reviews are conducted in-line with supervisory guidance on model risk management issued by the OCC and FRB as well as other applicable internal and regulatory guidelines. Effective challenge is defined as a critical analysis by objective, informed parties who can identify model limitations and assumptions and produce appropriate changes. IMR activities are segregated from the model development process to ensure that incentives are aligned with the function’s role to challenge models and identify model limitations, and the authority and access provided by the Board of Directors provides the function with the necessary influence to ensure that its recommendations are acted upon. The independent model review process assesses model development, implementation, use, validation, and governance. IMR scope covers models reported on the HSBC North America model inventory and critical non model processes. Examples of models and processes that IMR reviews include: Basel II Credit and Operational Risk, CCAR, ICAAP, Allowance for Loan and Lease Losses, Loss Forecasting, Retail Credit Risk Management, AML, Market Risk, Counterparty Credit Risk, Interest Rate Risk, Risk Sensitivity and Hedging and Valuation.
Pension Risk Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations. Effective beginning in 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2015, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $475 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension

HSBC USA Inc.

Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 20, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Sustainability Risk Management Sustainability risk is the risk that financial services provided to customers indirectly result in unacceptable impacts on people or on the environment. Sustainability risk is measured by assessing the potential sustainability effect of a customer's activities and assigning a sustainability risk rating to all high risk transactions. Sustainability risk is monitored by the Risk Management Committee as well as Global Sustainability Risk. Sustainability risk managers in the Wholesale Credit Risk function, with input from Global Corporate Sustainability, are responsible for advising on and managing environmental and social risks. The Wholesale Credit Risk function's responsibilities in relation to sustainability risk include:

•
overseeing our sustainability risk standards and application of our sustainability policies (covering agricultural commodities, chemicals, defense, energy, forestry, freshwater infrastructure, mining and metals, and World Heritage Sites); undertaking an independent review of transactions where sustainability risks are assessed to be high; and supporting our businesses to assess similar risks of a lower magnitude;

•	capturing management information to measure and report on the effect of our lending and investment activities on sustainable development; and

•
providing training and capacity building within our businesses to ensure sustainability risks are identified and mitigated consistently to either our own standards, international standards or local regulations, whichever is higher.

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
First Line of Defense – Part of the Three Lines of Defense model for managing risk. The First Line of Defense is predominately comprised of management who are accountable and responsible for their day to day activities, processes and controls. The First Line of Defense must ensure all key risks within their activities and operations are identified, mitigated and monitored by an appropriate control environment that is commensurate with our risk appetite.
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
Group Reporting Basis  – A non-U.S. GAAP measure of reporting results using financial information prepared on the basis of HSBC Group's accounting and reporting policies which apply International Financial Reporting Standards as issued by the International Accounting Standards Board and as endorsed by the European Union.
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
Rate of Return on Common Shareholders' Equity – Net income, reduced by preferred dividends, divided by average common shareholder’s equity for a given period.
Rate of Return on Risk Weighted Assets - Net income divided by average risk weighted assets for a given period.
Rate of Return on Total Assets – Net income divided by average total assets for a given period.
Residential Mortgage Loan – Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate. Depending on the type of residential mortgage, interest can either be fixed or adjustable.
REO – Real Estate Owned
SEC – The Securities and Exchange Commission.
Second Line of Defense – Part of the Three Lines of Defense model for managing risk. The Second Line of Defense is predominately comprised of various functions, such as Finance, Legal, Risk, Compliance and Human Resources, whose role is to ensure that we are operating in line with our risk appetite. These functions must also maintain and monitor controls for which they are directly responsible.
Secured Financing – A Collateralized Funding Transaction in which the interests in a dedicated pool of consumer receivables, typically credit card, auto or personal non-credit card receivables, are sold to a special purpose entity which then issues securities that are sold to investors. These transactions do not receive sale treatment.
Tangible Common Shareholders' Equity to Total Tangible Assets – Common shareholder’s equity less goodwill, other intangibles, unrealized gains and losses on cash flow hedging instruments, postretirement benefit plan adjustments, and unrealized gains and losses on available-for-sale securities expressed as a percentage of total assets less goodwill and other intangibles.
TDR Loans – Troubled debt restructurings, which are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Third Line of Defense – Part of the Three Lines of Defense model for managing risk. The Third Line of Defense is comprised of internal audit, who provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks as well as the management of the risks and controls by the First Line of Defense and control oversight by the Second Line of Defense.

HSBC USA Inc.

Three Lines of Defense Model – This model is used to manage our risk environment and defines who is responsible to identify, assess, measure, manage, monitor and mitigate risk. It encourages collaboration and enables efficient coordinate of risk and control activities.
Total Shareholders’ Equity to Total Assets – Total shareholders’ equity expressed as a percentage of total assets as of a given date.
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of $12 million, $15 million and $21 million during the years ended December 31, 2015, 2014 and 2013, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2015, 2014 and 2013 included fees of $68 million, $65 million and $109 million, respectively.

HSBC USA Inc.

	2015			2014			2013
	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)	Average Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$32,195	$84.26%		$25,505	$67.27%		$22,555	$58.26%
Federal funds sold and securities purchased under resale agreements	5,077	24.47		1,401	10.69		1,989	10.49
Trading securities	11,916	340	2.86	11,568	253	2.19	10,563	118	1.11
Securities	48,899	910	1.86	47,800	783	1.64	56,105	897	1.60
Loans:
Commercial	63,235	1,366	2.16	52,987	1,195	2.26	45,922	1,142	2.49
Consumer:
Residential mortgages	17,274	571	3.31	16,225	551	3.39	15,928	559	3.51
Home equity mortgages	1,682	55	3.28	1,893	64	3.38	2,160	71	3.28
Credit cards	678	74	10.90	687	70	10.18	823	72	8.74
Other consumer	509	30	5.70	534	28	5.28	619	32	5.14
Total consumer	20,143	730	3.62	19,339	713	3.69	19,530	734	3.76
Total loans	83,378	2,096	2.51	72,326	1,908	2.64	65,452	1,876	2.87
Other	2,759	59	2.13	3,214	41	1.29	3,140	41	1.32
Total interest earning assets	184,224	$3,513	1.91%	161,814	$3,062	1.89%	159,804	$3,000	1.88%
Allowance for credit losses	(679)			(600)			(601)
Cash and due from banks	898			947			1,099
Other assets	14,619			20,291			22,591
Total assets	$199,062			$182,452			$182,893
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$46,790	$99.21%		$42,697	$52.12%		$43,448	$65.15%
Time deposits	26,904	142.53		18,194	81.44		16,107	103.64
Other interest bearing deposits	4,401	5.10		4,124	4.11		4,003	4.11
Foreign deposits:
Foreign banks deposits	7,332	9.13		6,933	2.03		8,134	3.03
Other interest bearing deposits	3,843	5.13		5,177	6.12		5,849	8.14
Deposits held for sale	—	—	—	—	—	—	—	1	—
Total interest bearing deposits	89,270	260.29		77,125	145.19		77,541	184.24
Short-term borrowings	13,576	46.34		20,151	36.18		17,854	27.15
Long-term debt	31,643	709	2.24	24,192	650	2.69	21,938	661	3.01
Total interest bearing deposits and debt	134,489	1,015.76		121,468	831.69		117,333	872.75
Tax liabilities and other	654	16	2.29	911	(88)	(9.61)	1,141	66	5.73
Total interest bearing liabilities	135,143	1,031.76		122,379	743.61		118,474	938.79
Net interest income/Interest rate spread		$2,482	1.15%		$2,319	1.28%		$2,062	1.09%
Noninterest bearing deposits	32,244			30,495			31,057
Other liabilities	11,699			12,719			15,816
Total shareholders’ equity	19,976			16,859			17,546
Total liabilities and shareholders’ equity	$199,062			$182,452			$182,893
Net interest margin on average earning assets			1.35%			1.43%			1.29%
Net interest income to average total assets			1.25%			1.27%			1.13%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions "Interest Rate Risk Management" and "Market Risk Management".

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HSBC USA Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of HSBC USA Inc. and its subsidiaries (the Company) at December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 22, 2016

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheet of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP
New York, New York
February 23, 2015

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2015	2014	2013
	(in millions)
Interest income:
Loans	$2,096	$1,908	$1,876
Securities	898	768	876
Trading securities	340	253	118
Short-term investments	108	77	68
Other	59	41	41
Total interest income	3,501	3,047	2,979
Interest expense:
Deposits	260	145	184
Short-term borrowings	46	36	27
Long-term debt	709	650	661
Other	16	(88)	66
Total interest expense	1,031	743	938
Net interest income	2,470	2,304	2,041
Provision for credit losses	361	188	193
Net interest income after provision for credit losses	2,109	2,116	1,848
Other revenues:
Credit card fees	43	51	43
Trust and investment management fees	170	135	123
Other fees and commissions	743	743	706
Trading revenue	74	105	474
Net other-than-temporary impairment losses(1)	—	(11)	—
Other securities gains, net	48	113	202
Servicing and other fees from HSBC affiliates	213	199	202
Residential mortgage banking revenue	62	112	80
Gain (loss) on instruments designated at fair value and related derivatives	264	75	(32)
Other income	55	84	59
Total other revenues	1,672	1,606	1,857
Operating expenses:
Salaries and employee benefits	1,000	930	922
Support services from HSBC affiliates	1,435	1,549	1,459
Occupancy expense, net	230	227	230
Goodwill impairment (Note 10)	—	—	616
Other expenses	556	718	660
Total operating expenses	3,221	3,424	3,887
Income (loss) before income tax	560	298	(182)
Income tax expense (benefit)	230	(56)	156
Net income (loss)	$330	$354	$(338)

(1)
During 2015 and 2013, there were no other-than-temporary impairment ("OTTI") losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. During 2014, OTTI losses on securities held-to-maturity totaling $11 million were recognized in other revenues. There were no OTTI losses in the non-credit component of such impaired securities recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2015	2014	2013
	(in millions)
Net income (loss)	$330	$354	$(338)
Net change in unrealized gains (losses), net of tax:
Investment securities	(392)	176	(1,010)
Other-than-temporarily impaired debt securities held-to-maturity	—	60	7
Derivatives designated as cash flow hedges	(14)	(73)	118
Pension and post-retirement benefit plans	—	(5)	8
Total other comprehensive income (loss)	(406)	158	(877)
Comprehensive income (loss)	$(76)	$512	$(1,215)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

At December 31,	2015	2014
	(in millions, except share data)
Assets(1)
Cash and due from banks	$968	$891
Interest bearing deposits with banks	7,478	30,807
Federal funds sold and securities purchased under agreements to resell	19,847	1,413
Trading assets	17,085	21,092
Securities available-for-sale	35,773	30,140
Securities held-to-maturity (fair value of $14.2 billion and $13.7 billion at December 31, 2015 and 2014, respectively)	14,024	13,469
Loans	82,917	77,741
Less – allowance for credit losses	912	680
Loans, net	82,005	77,061
Loans held for sale (includes $151 million and $384 million designated under fair value option at December 31, 2015 and 2014, respectively)	2,185	612
Properties and equipment, net	230	247
Intangible assets, net	181	206
Goodwill	1,612	1,612
Other assets	6,890	7,989
Total assets	$188,278	$185,539
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$29,693	$29,715
Interest bearing (includes $6.9 billion and $7.3 billion designated under fair value option at December 31, 2015 and 2014, respectively)	77,259	71,191
Foreign deposits:
Noninterest bearing	747	850
Interest bearing	10,880	14,362
Total deposits	118,579	116,118
Short-term borrowings (includes $2.0 billion designated under fair value option at December 31, 2015)	4,995	12,795
Long-term debt (includes $9.2 billion and $8.8 billion designated under fair value option at December 31, 2015 and 2014, respectively)	33,509	27,524
Total debt	157,083	156,437
Trading liabilities	7,455	8,164
Interest, taxes and other liabilities	3,215	3,971
Total liabilities	167,753	168,572
Shareholders' equity
Preferred stock (no par value; 40,999,000 shares authorized; 21,447,500 and 25,947,500 shares issued and outstanding at December 31, 2015 and 2014, respectively)	1,265	1,565
Common shareholders' equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 and 713 shares issued and outstanding at December 31, 2015 and 2014, respectively)	—	—
Additional paid-in capital	18,169	14,170
Retained earnings	1,498	1,233
Accumulated other comprehensive loss	(407)	(1)
Total common shareholders' equity	19,260	15,402
Total shareholders’ equity	20,525	16,967
Total liabilities and shareholders’ equity	$188,278	$185,539

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of December 31, 2015 and 2014 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 24, "Variable Interest Entities," for additional information.

HSBC USA Inc.

At December 31,	2015	2014
	(in millions)
Assets
Other assets	$320	$380
Total assets	$320	$380
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	68	75
Total liabilities	$160	$167

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Year Ended December 31,	2015	2014	2013
	(dollars are in millions)
Preferred stock
Balance at beginning of period	$1,565	$1,565	$1,565
Preferred stock redemption	(300)	—	—
Balance at end of period	1,265	1,565	1,565
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	14,170	14,106	14,123
Excess of consideration received over book value on sale of London Branch precious metals business to an HSBC affiliate, net of tax	—	60	—
Capital contribution from parent	4,000	—	—
Employee benefit plans	(1)	4	(17)
Balance at end of period	18,169	14,170	14,106
Retained earnings
Balance at beginning of period	1,233	952	1,363
Net income (loss)	330	354	(338)
Cash dividends declared on preferred stock	(65)	(73)	(73)
Balance at end of period	1,498	1,233	952
Accumulated other comprehensive income (loss)
Balance at beginning of period	(1)	(159)	785
Adjustment to add other-than-temporary impairment on securities held-to-maturity due to the consolidation of a variable interest entity, net of tax	—	—	(67)
Other comprehensive income (loss), net of tax	(406)	158	(877)
Balance at end of period	(407)	(1)	(159)
Total common shareholders' equity	19,260	15,402	14,899
Total shareholders’ equity	$20,525	$16,967	$16,464
Preferred stock
Number of shares at beginning of period	25,947,500	25,947,500	25,947,500
Number of shares of cumulative preferred stock redeemed	(4,500,000)	—	—
Number of shares at end of period	21,447,500	25,947,500	25,947,500
Common stock
Issued
Number of shares at beginning of period	713	713	713
Number of shares of common stock issued to parent	1	—	—
Number of shares at end of period	714	713	713

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2015	2014	2013
	(in millions)
Cash flows from operating activities
Net income (loss)	$330	$354	$(338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	158	142	296
Goodwill impairment	—	—	616
Provision for credit losses	361	188	193
Deferred income tax provision	190	185	2
Other-than-temporary impairment related to securities held-to-maturity	—	11	—
Net realized gains on securities available-for-sale	(48)	(122)	(194)
Realized (gains) losses on securities held-to-maturity	—	9	(8)
Net change in other assets and liabilities	386	180	(491)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(2,145)	(1,515)	(2,078)
Sales and collections of loans held for sale	2,371	1,500	2,464
Net change in trading assets and liabilities	3,298	5,091	(1,844)
Lower of amortized cost or fair value adjustments on loans held for sale	14	2	(9)
Loss (gain) on instruments designated at fair value and related derivatives	(264)	(75)	32
Net cash provided by (used in) operating activities	4,651	5,950	(1,359)
Cash flows from investing activities
Net change in interest bearing deposits with banks	23,329	(11,193)	(6,316)
Net change in federal funds sold and securities purchased under agreements to resell	(18,434)	706	1,030
Securities available-for-sale:
Purchases of securities available-for-sale	(23,375)	(19,012)	(32,824)
Proceeds from sales of securities available-for-sale	15,149	29,839	35,211
Proceeds from maturities of securities available-for-sale	1,954	3,857	7,954
Securities held-to-maturity:
Purchases of securities held-to-maturity	(2,993)	(1,875)	—
Proceeds from sales of securities held-to-maturity	—	67	79
Proceeds from maturities of securities held-to-maturity	2,408	762	433
Change in loans:
Originations, net of collections	(7,145)	(11,416)	(4,765)
Loans sold to third parties	13	852	499
Cash received in sale of London Branch precious metals business to an affiliate	—	98	—
Net cash used for acquisitions of properties and equipment	(43)	(38)	(52)
Other, net	(386)	34	(16)
Net cash provided by (used in) investing activities	(9,523)	(7,319)	1,233

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2015	2014	2013
	(in millions)
Cash flows from financing activities
Net change in deposits	2,472	3,327	(5,146)
Debt:
Net change in short-term borrowings	(7,806)	(6,340)	3,787
Issuance of long-term debt	16,586	8,067	5,547
Repayment of long-term debt	(9,937)	(3,686)	(4,370)
Preferred stock redemption	(300)	—	—
Capital contribution from parent	4,000	—	—
Other increases (decreases) in capital surplus	(1)	4	(17)
Dividends paid	(65)	(73)	(73)
Net cash provided by (used in) financing activities	4,949	1,299	(272)
Net change in cash and due from banks	77	(70)	(398)
Cash and due from banks at beginning of period	891	961	1,359
Cash and due from banks at end of period	$968	$891	$961
Supplemental disclosure of cash flow information
Interest paid during the period	$942	$752	$921
Net income taxes paid during the period	354	31	80
Supplemental disclosure of non-cash investing activities
Transfer of loans to held for sale, net	1,850	316	79
Transfer of securities available-for-sale to securities held-to-maturity	—	10,985	—
Fair value of properties added to real estate owned upon foreclosure	40	50	51

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	134	15	Fair Value Option	175
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	135	16	Income Taxes	178
3	Trading Assets and Liabilities	144	17	Preferred Stock	182
4	Securities	145	18	Accumulated Other Comprehensive Income (Loss)	183
5	Loans	151	19	Share-Based Plans	184
6	Allowance for Credit Losses	162	20	Pension and Other Postretirement Benefits	184
7	Loans Held for Sale	163	21	Related Party Transactions	186
8	Properties and Equipment, Net	164	22	Business Segments	189
9	Intangible Assets	164	23	Retained Earnings and Regulatory Capital Requirements	195
10	Goodwill	165	24	Variable Interest Entities	196
11	Deposits	166	25	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	198
12	Short-Term Borrowings	167	26	Fair Value Measurements	204
13	Long-Term Debt	168	27	Litigation and Regulatory Matters	220
14	Derivative Financial Instruments	169	28	Financial Statements of HSBC USA Inc. (Parent)	231

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
The Financial Accounting Standards Board ("FASB") deferred the VIE consolidation guidance for certain investment funds, including mutual funds and private equity funds. Therefore, we consider whether we absorb the majority of the expected future risk associated with the fund's assets to determine whether such funds managed by us should be consolidated. Beginning in 2016, we analyze these funds under the revised VIE consolidation guidance as discussed more fully below.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Areas which we consider to be critical accounting estimates and require a high degree of judgment and complexity include allowance for credit losses, goodwill impairment, valuation of financial instruments, derivatives held for hedging, deferred tax asset valuation allowances and contingent liabilities. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
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
Securities Debt securities that we have the ability and intent to hold to maturity are reported at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to yield over the contractual lives of the related securities.

HSBC USA Inc.

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
All other securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common shareholders' equity as a component of accumulated other comprehensive income.
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
Loans Loans are stated at amortized cost, which represents the principal amount outstanding, net of unearned income, charge-offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. The carrying amount of loans represents their amortized cost reduced by the allowance for credit losses.
Premiums and discounts and purchase accounting fair value adjustments are recognized as adjustments to yield over the estimated or contractual lives of the related loans. Interest income is recorded based on the effective interest method.
Troubled debt restructurings ("TDR Loans") are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. Interest on TDR Loans is recognized when collection is reasonably assured. For commercial nonaccrual TDR Loans, the resumption of interest accrual generally occurs when the borrower has complied with the modified payment terms and conditions for twelve months while maintaining compliance with other terms and conditions of that specific restructuring. For consumer nonaccrual TDR Loans, interest accruals are resumed when the loan becomes current or becomes less than 90 days delinquent and six months of consecutive payments have been made. Modifications resulting in TDR Loans may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants.
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

HSBC USA Inc.

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
Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. This methodology uses the probability of default from the customer risk rating assigned to each counterparty together with the estimated loss emergence period (estimate of the period of time between a loss occurring and the confirming event of its charge-off) of the separate portfolios. The "Loss Given Default" rating assigned to each transaction or facility is based on the collateral securing the transaction and the measure of exposure based on the transaction. Specifically, the presence of collateral (secured vs. unsecured), the loan-to-value ratio and the quality of the collateral are the primary drivers of Loss Given Default. A separate reserve for credit losses associated with off-balance sheet exposures including unfunded lending commitments such as letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge-off experience by loan and industry type in relation to internal customer credit grading.
We estimate probable losses for pools of homogeneous consumer loans and certain small business loans which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy or have been subject to account management actions, such as the re-age or modification of accounts. We also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information.
In addition, loss reserves on consumer and commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculations or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing the allowance for credit losses on loans include, as appropriate, growth, including expansion into new lending markets, geographic and customer concentrations, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as industry and business performance and trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, model imprecision, changes in underwriting practices, current levels of charge-off and delinquencies, changes in laws and regulations, customer concentration and other factors which can affect payment patterns on outstanding loans such as natural disasters. We also consider key ratios such as allowance as a percentage of loans, allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
For loans which have been identified as TDR Loans, provisions for credit losses are maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rate or in the case of certain loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized in the same manner as loans which are not TDR Loans. For consumer loans, once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if a TDR Loan subsequently performs in accordance with the new terms and such terms represent current market rates at the time of restructure, such loan will be no longer be reported as a TDR Loan beginning in the year after restructure.

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

(1)
Values are determined based upon broker price opinions or appraisals which are updated at least every 180 days, less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional downward adjustments are recorded as necessary. Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time. In determining the appropriate amounts to charge-off when a property is acquired in exchange for a loan, we do not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral is held because these losses result from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date in accordance with generally accepted accounting principles.

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

HSBC USA Inc.

Payments received on commercial nonaccrual loans are generally applied to reduce the principal balance of such loans. For consumer nonaccrual loans, payments are generally applied first to reduce the current interest on the earliest payment due with any remainder applied to reduce the principal balance associated with that payment date.
Loans Held for Sale Loans are classified as held for sale when management no longer intends, or no longer has the ability, to hold the loans for the foreseeable future or until maturity or payoff. With the exception of certain commercial loans for which the fair value option has been elected, residential mortgage whole loans, consumer receivables and commercial loans classified as held for sale are accounted for at the lower of cost or fair value. Where available, we measure held for sale residential mortgage whole loans based on transaction prices of similar loan portfolios observed in the whole loan market with adjustments made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. The fair value estimates of consumer receivables and commercial loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return. Increases in the valuation allowance utilized to adjust held-for-sale loans to fair value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated statement of income (loss) except for those related to residential mortgage loans held for sale that we originate which are recorded as a component of residential mortgage banking revenue. While loans are held for sale, the carrying amounts of any unearned income, unamortized deferred fees or costs (on originated receivables), or discounts and premiums (on purchased receivables) are not amortized into earnings.
Transfers of Financial Assets Transfers of financial assets in which we have surrendered control over the transferred assets are accounted for as sales. In assessing whether control has been surrendered, we consider whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer.
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
Goodwill Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment at a minimum on an annual basis at the reporting unit level using discounted cash flow and market approaches. The market approach focuses on valuation multiples for reasonably similar publicly traded companies and also considers recent market transactions, while the discounted cash flows method utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment is reviewed as of an interim date if circumstances indicate that it is more likely than not that the carrying amount of a reporting unit is above fair value. The carrying amount of a reporting unit is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk-weighted assets a capital charge that, prior to the fourth quarter of 2013, was consistent with Basel 2.5 requirements, and additionally, allocating to that unit the remaining carrying amount of HUSI's net assets that is attributable to that unit. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first Comprehensive Capital Analysis and Review ("CCAR") submission and HSBC Bank USA's first Dodd-Frank Act Stress Testing ("DFAST") submission along with the finalization of Basel III rules, we moved to calculate risk-weighted assets in our projections for goodwill impairment testing purposes based on

HSBC USA Inc.

Basel III requirements for years beginning with 2015. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.
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

HSBC USA Inc.

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
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the hedging relationship will cease. The hedging instrument will continue to be carried on the balance sheet at fair value, with changes in fair value recognized in current period earnings.
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
Interest Rate Lock Commitments We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The interest rate lock commitments on residential mortgage loans that are classified as held for sale are considered to be derivatives and are recorded at fair value in other assets or other liabilities in the consolidated balance sheet. Changes in fair value are recorded in residential mortgage banking revenue in the consolidated statement of income (loss).
Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to restricted share rights, restricted shares and restricted share units is based upon the fair value on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period), less estimated forfeitures. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.
Pension and Other Postretirement Benefits We recognize the funded status of the postretirement benefit plans on the consolidated balance sheet. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.
Certain employees are participants in various defined contribution, defined benefit or other non-qualified supplemental retirement plans sponsored by HSBC North America. Our portion of the expense related to these plans is allocated to us and charged to current earnings.
We maintain various 401(k) plans covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.
Income Taxes HSBC USA is included in HSBC North America's consolidated federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the "HNAH Group") which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate's percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction's laws and regulations regarding the ordering of utilization. In addition, we file some separate company state tax returns.

HSBC USA Inc.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for state tax credits and state net operating losses. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America consolidated level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period.
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
New Accounting Pronouncements Adopted
The following new accounting pronouncements were adopted effective January 1, 2015:

•
Residential Real Estate Collateralized Consumer Mortgage Loans In January 2014, the FASB issued an Accounting Standards Update ("ASU") to define an in-substance repossession or foreclosure of residential real estate for purposes of determining whether or not an entity should derecognize a consumer mortgage loan collateralized by that real estate. Under the standard, an in-substance repossession or foreclosure has occurred if the entity has obtained legal title to the real estate as a result of the completion of a foreclosure (even if the borrower has rights to reclaim the property after the foreclosure upon the payment of certain amounts specified by law), or if, through a deed in lieu of foreclosure or other legal agreement, the borrower conveys all interest in the real estate to the entity in satisfaction of the loan. The standard also requires entities to disclose both the amount of foreclosed residential real estate held as well as the recorded investment in consumer mortgage loans collateralized by residential real estate that the entity is in the process of foreclosing upon. We adopted this guidance on January 1, 2015. The adoption of this standard did not have any impact on our financial statements. See Note 5, "Loans," for the new disclosure required by this standard.

•
Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures In June 2014, the FASB issued an ASU which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and requires secured borrowing accounting for the repurchase agreement in a contemporaneous repurchase financing arrangement. The accounting changes in the ASU were effective beginning January 1, 2015. The ASU also required new disclosure about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings to be presented for annual periods beginning January 1, 2015, and for interim periods beginning April 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations. See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for the new disclosure required by this standard.

The following new accounting pronouncements will be adopted in future periods:

HSBC USA Inc.

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While the ASU as originally issued was scheduled to be effective for all annual and interim periods beginning January 1, 2017, in August 2015, the FASB deferred the effective date by one year, but provided entities the option to adopt it as of the original effective date. The amendments in the ASU may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of adoption recognized in equity at the date of initial application. The adoption of this guidance is not expected to have a significant impact on our financial position of results of operations.

•
Amendments to the Consolidation Analysis In February 2015, the FASB issued an ASU which rescinds the deferral of VIE consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to registered money market funds and similar unregistered money market funds. The ASU makes several other amendments including a) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; b) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; c) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary determination if certain conditions are met; and d) reduces the application of the related party guidance for VIEs. The ASU is effective for all annual and interim periods beginning January 1, 2016 and the guidance can be applied either retrospectively or by recording a cumulative effect adjustment to equity. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

•
Financial Instruments - Classification and Measurement In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. For financial liabilities measured under the fair value option, the ASU requires recognizing the change in fair value attributable to our own credit in other comprehensive income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. Early adoption of the amendment related to financial liabilities measured under the fair value option is permitted. We are currently evaluating the impact of adopting this ASU.

There have been no additional accounting pronouncements issued during 2015 or early 2016 that are expected to have or could have a significant impact on our financial position or results of operations.

HSBC USA Inc.

3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	2015	2014
	(in millions)
Trading assets:
U.S. Treasury	$3,088	$2,675
U.S. Government agency issued or guaranteed	13	3
U.S. Government sponsored enterprises(1)	154	45
Obligations of U.S. states and political subdivisions	559	591
Asset backed securities	424	481
Corporate and foreign bonds	6,899	9,681
Other securities	18	22
Precious metals	780	1,992
Derivatives, net	5,150	5,602
Total trading assets	$17,085	$21,092
Trading liabilities:
Securities sold, not yet purchased	$399	$683
Payables for precious metals	650	22
Derivatives, net	6,406	7,459
Total trading liabilities	$7,455	$8,164

(1)	Consists of mortgage backed securities of $154 million and $45 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the fair value of derivatives included in trading assets is net of $4,652 million and $4,811 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2015 and 2014, the fair value of derivatives included in trading liabilities is net of $1,530 million and $1,724 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 14, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$17,026	$142	$(270)	$16,898
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	1,451	2	(12)	1,441
Collateralized mortgage obligations	159	—	(5)	154
Direct agency obligations	4,136	133	(26)	4,243
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,645	9	(145)	10,509
Collateralized mortgage obligations	1,293	11	(4)	1,300
Obligations of U.S. states and political subdivisions	340	8	—	348
Asset backed securities collateralized by:
Commercial mortgages	9	—	—	9
Home equity	83	—	(8)	75
Other	110	—	(21)	89
Foreign debt securities(2)	548	—	(2)	546
Equity securities	161	3	(3)	161
Total available-for-sale securities	$35,961	$308	$(496)	$35,773
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$2,945	$20	$(9)	$2,956
Collateralized mortgage obligations	1,755	73	(5)	1,823
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,269	19	(11)	3,277
Collateralized mortgage obligations	6,029	63	(11)	6,081
Obligations of U.S. states and political subdivisions	19	1	—	20
Asset-backed securities collateralized by residential mortgages	7	1	—	8
Total held-to-maturity securities	$14,024	$177	$(36)	$14,165

HSBC USA Inc.

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$11,793	$276	$(58)	$12,011
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	520	5	(1)	524
Collateralized mortgage obligations	35	—	—	35
Direct agency obligations	3,995	217	(6)	4,206
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	7,985	101	(27)	8,059
Collateralized mortgage obligations	329	3	(2)	330
Obligations of U.S. states and political subdivisions	661	10	(4)	667
Asset backed securities collateralized by:
Commercial mortgages	43	—	—	43
Home equity	97	—	(8)	89
Other	110	—	(16)	94
Foreign debt securities(2)	3,921	6	(12)	3,915
Equity securities	165	3	(1)	167
Total available-for-sale securities	$29,654	$621	$(135)	$30,140
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$4,868	$120	$(1)	$4,987
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,700	53	(1)	3,752
Collateralized mortgage obligations	4,867	54	(1)	4,920
Obligations of U.S. states and political subdivisions	23	1	—	24
Asset-backed securities collateralized by residential mortgages	11	1	—	12
Total held-to-maturity securities	$13,469	$229	$(3)	$13,695

(1)
Includes securities at amortized cost of $1,577 million and $521 million issued or guaranteed by FNMA at December 31, 2015 and 2014, respectively, and $33 million and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at December 31, 2015 and 2014, respectively.

(2)
At December 31, 2015 none of our foreign debt securities were fully backed by foreign governments. At December 31, 2014, foreign debt securities consisted of $689 million of securities fully backed by foreign governments. The remainder of foreign debt securities represents public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $3,182 million and $3,185 million issued or guaranteed by FNMA at December 31, 2015 and 2014, respectively, and $1,518 million and $1,683 million issued and guaranteed by FHLMC at December 31, 2015 and 2014, respectively.

Net unrealized gains decreased within the available-for-sale portfolio in 2015 due primarily to rising yields on longer-term U.S. Treasury and U.S. Government agency mortgage-backed securities coupled with increased investments in these securities as well as sales of U.S. Treasury securities that were in a net unrealized gain position at December 31, 2014.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of December 31, 2015 and 2014 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
December 31, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	52	$(227)	$11,046	5	$(43)	$924
U.S. Government sponsored enterprises	164	(30)	1,451	19	(13)	282
U.S. Government agency issued or guaranteed	62	(141)	9,725	3	(8)	101
Obligations of U.S. states and political subdivisions	4	—	16	3	—	45
Asset backed securities	1	—	9	8	(29)	164
Foreign debt securities	3	(2)	351	—	—	—
Equity securities	1	(3)	156	—	—	—
Securities available-for-sale	287	$(403)	$22,754	38	$(93)	$1,516
Securities held-to-maturity:
U.S. Government sponsored enterprises	312	$(14)	$1,143	49	$—	$—
U.S. Government agency issued or guaranteed	145	(22)	3,303	657	—	20
Obligations of U.S. states and political subdivisions	1	—	—	3	—	1
Securities held-to-maturity	458	$(36)	$4,446	709	$—	$21

	One Year or Less			Greater Than One Year
December 31, 2014	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	6	$(47)	$3,459	4	$(11)	$1,546
U.S. Government sponsored enterprises	2	(1)	128	24	(6)	391
U.S. Government agency issued or guaranteed	30	(20)	2,046	10	(9)	213
Obligations of U.S. states and political subdivisions	34	(2)	146	23	(2)	194
Asset backed securities	1	—	3	9	(24)	199
Foreign debt securities	5	(9)	1,805	3	(3)	898
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	79	$(80)	$7,745	73	$(55)	$3,441
Securities held-to-maturity:
U.S. Government sponsored enterprises	144	$(1)	$394	47	$—	$—
U.S. Government agency issued or guaranteed	103	(2)	985	800	—	2
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	247	$(3)	$1,379	850	$—	$3
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our

HSBC USA Inc.

accounting policies, discussed further below. At December 31, 2015 and 2014, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
During 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
During 2014, none of our debt securities were determined to have initial other-than-temporary impairment while two held-to-maturity asset-backed debt securities, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component. The additional credit loss associated with the impaired debt securities, which reflects the excess of amortized cost over the present value of expected future cash flows, was $11 million during 2014, and was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss).

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
At December 31, 2015, we held 12 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $164 million of the total aggregate fair value of asset-backed securities of $173 million at December 31, 2015. The gross unrealized losses on these monoline wrapped securities were $29 million at December 31, 2015. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2015 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $75 million.
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
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Year Ended December 31,	2015	2014	2013
	(in millions)
Gross realized gains	$126	$201	$314
Gross realized losses	(78)	(79)	(120)
Net realized gains	$48	$122	$194
During 2014, the securities underlying Bryant Park were sold and the related agreements, which had a total carrying value of $76 million, were terminated and we recognized a loss of $9 million. These sales were in response to requests we received from the other participants to sell the securities underlying Bryant Park and were executed in connection with the closure of the Bryant Park facility. Therefore, these sales did not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.
During 2013, we sold six asset-backed securities out of our held-to-maturity portfolio with a total carrying value of $71 million and recognized a gain of $8 million. These sales were in response to the significant credit deterioration which had occurred on

HSBC USA Inc.

these securities which had been classified as substandard for regulatory reporting purposes and, therefore, these disposals did not affect our intent and ability to hold our remaining held-to-maturity portfolio until maturity.

Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2015 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2015, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2015. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$1,320.83%		$5,529	1.16%	$6,301	2.22%	$3,876	3.05%
U.S. Government sponsored enterprises	—	—	3,045	3.01	927	2.21	1,774	2.95
U.S. Government agency issued or guaranteed	—	—	6	4.20	33	3.89	11,899	2.58
Obligations of U.S. states and political subdivisions	—	—	30	4.60	120	2.67	190	3.51
Asset backed securities	—	—	—	—	—	—	202	3.22
Foreign debt securities	185	1.42	363	1.36	—	—	—	—
Total amortized cost	$1,505.90%		$8,973	1.81%	$7,381	2.24%	$17,941	2.74%
Total fair value	$1,507		$9,047		$7,385		$17,673
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$113	1.27%	$597	2.70%	$3,991	2.95%
U.S. Government agency issued or guaranteed	—	—	13	1.43	30	3.97	9,254	2.38
Obligations of U.S. states and political subdivisions	3	3.96	6	4.08	5	3.41	5	5.32
Asset backed securities	—	—	—	—	—	—	7	6.49
Total amortized cost	$3	4.03%	$132	1.42%	$632	2.76%	$13,257	2.55%
Total fair value	$3		$132		$638		$13,392

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $323 million and $632 million, respectively, were included in other assets at December 31, 2015. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $108 million and $483 million, respectively, were included in other assets at December 31, 2014.

HSBC USA Inc.

5. Loans

Loans consisted of the following:

At December 31,	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$10,000	$10,300
Business and corporate banking	19,116	17,819
Global banking(1)	29,969	26,387
Other commercial	3,368	3,581
Total commercial	62,453	58,087
Consumer loans:
Residential mortgages	17,758	16,661
Home equity mortgages	1,600	1,784
Credit cards	699	720
Other consumer	407	489
Total consumer	20,464	19,654
Total loans	$82,917	$77,741

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,815 million and $4,821 million at December 31, 2015 and 2014, respectively. See Note 21, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of shareholders’ equity at either December 31, 2015 or 2014.
Net deferred origination fees totaled $62 million and $34 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, we had a net unamortized premium on our loans of $16 million and $10 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at December 31, 2015 and 2014. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At December 31, 2015	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$31	$33	$64	$9,936	$10,000
Business and corporate banking	36	25	61	19,055	19,116
Global banking	—	—	—	29,969	29,969
Other commercial	—	6	6	3,362	3,368
Total commercial	67	64	131	62,322	62,453
Consumer loans:
Residential mortgages	397	781	1,178	16,580	17,758
Home equity mortgages	15	50	65	1,535	1,600
Credit cards	10	9	19	680	699
Other consumer	7	7	14	393	407
Total consumer	429	847	1,276	19,188	20,464
Total loans	$496	$911	$1,407	$81,510	$82,917

	Past Due		Total Past Due 30 Days or More
At December 31, 2014	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$25	$22	$47	$10,253	$10,300
Business and corporate banking	32	9	41	17,778	17,819
Global banking	—	—	—	26,387	26,387
Other commercial	15	6	21	3,560	3,581
Total commercial	72	37	109	57,978	58,087
Consumer loans:
Residential mortgages	390	931	1,321	15,340	16,661
Home equity mortgages	21	56	77	1,707	1,784
Credit cards	11	10	21	699	720
Other consumer	9	9	18	471	489
Total consumer	431	1,006	1,437	18,217	19,654
Total loans	$503	$1,043	$1,546	$76,195	$77,741

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Contractual Maturities  Contractual maturities of loans were as follows:

	At December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Commercial loans:
Construction and other real estate	$3,892	$1,022	$1,436	$1,685	$1,090	$875	$10,000
Business and corporate banking	7,441	1,954	2,745	3,220	2,084	1,672	19,116
Global banking	11,665	3,064	4,303	5,048	3,267	2,622	29,969
Other commercial	1,311	344	484	567	367	295	3,368
Consumer loans:
Residential mortgages	1,349	421	426	478	441	14,643	17,758
Home equity mortgages(1)	520	372	262	160	99	187	1,600
Credit cards(2)	—	699	—	—	—	—	699
Other consumer	186	218	2	1	—	—	407
Total	$26,364	$8,094	$9,658	$11,159	$7,348	$20,294	$82,917

(1)	Home equity mortgage maturities reflect estimates based on historical payment patterns.

(2)	As credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2015
	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$4,606	$4,750
Receivables at floating or adjustable rates	31,653	15,544
Total	$36,259	$20,294

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

At December 31,	2015	2014
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$53	$65
Business and corporate banking	167	74
Global banking	44	—
Other commercial	1	—
Commercial nonaccrual loans held for sale	26	43
Total commercial	291	182
Consumer:
Residential mortgages(1)(2)(3)	814	847
Home equity mortgages(1)(2)	71	68
Consumer nonaccrual loans held for sale	3	4
Total consumer	888	919
Total nonaccruing loans	1,179	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	10
Other consumer	7	10
Total consumer	16	20
Total accruing loans contractually past due 90 days or more	17	21
Total nonperforming loans	$1,196	$1,122

(1)
At December 31, 2015 and 2014, nonaccrual consumer mortgage loans include $768 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

Year Ended December 31,	2015	2014	2013
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$85	$96	$107
Interest income that was recorded on nonaccrual loans and included in interest income during the period	22	23	23

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the years ended 2015, 2014 and 2013 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during 2015, 2014 and 2013 and as a result of this action became classified as TDR Loans:

Year Ended December 31,	2015	2014	2013
	(in millions)
Commercial loans:
Construction and other real estate	$4	$5	$59
Business and corporate banking	216	16	4
Global banking	13	—	51
Other commercial	—	10	—
Total commercial	233	31	114
Consumer loans:
Residential mortgages	168	157	225
Home equity mortgages	4	4	5
Credit cards	4	5	2
Total consumer	176	166	232
Total	$409	$197	$346
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during 2015, 2014 and 2013 was 1.74 percent, 1.64 percent and 1.94 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	December 31, 2015		December 31, 2014
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$94	$106	$186	$201
Business and corporate banking	227	240	24	51
Global banking	44	44	—	—
Total commercial	365	390	210	252
Consumer loans:
Residential mortgages(3)	1,060	1,233	972	1,139
Home equity mortgages(3)	23	50	20	44
Credit cards	5	5	6	6
Total consumer	1,088	1,288	998	1,189
Total TDR Loans(4)	$1,453	$1,678	$1,208	$1,441
Allowance for credit losses for TDR Loans(5):
Commercial loans:
Construction and other real estate	$—		$4
Business and corporate banking	24		5
Global banking	—		—
Total commercial	24		9
Consumer loans:
Residential mortgages	33		43
Home equity mortgages	1		2
Credit cards	1		2
Total consumer	35		47
Total allowance for credit losses for TDR Loans	$59		$56

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $88 million and $85 million at December 31, 2015 and 2014, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)
At December 31, 2015 and 2014, the carrying value reflected above includes $881 million and $763 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	At December 31, 2015 and 2014, the carrying value reflected above includes $676 million and $485 million, respectively, of loans which are classified as nonaccrual.

(5)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Year Ended December 31,	2015	2014	2013
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$136	$224	$349
Business and corporate banking	102	24	44
Global banking	18	10	20
Other commercial	—	7	28
Total commercial	256	265	441
Consumer loans:
Residential mortgages	1,017	942	902
Home equity mortgages	21	19	20
Credit cards	6	8	11
Total consumer	1,044	969	933
Total average balance of TDR Loans	$1,300	$1,234	$1,374
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$4	$10	$12
Business and corporate banking	3	1	—
Other commercial	—	—	3
Total commercial	7	11	15
Consumer loans:
Residential mortgages	37	36	32
Home equity mortgages	1	1	1
Credit cards	—	—	1
Total consumer	38	37	34
Total interest income recognized on TDR Loans	$45	$48	$49
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the years ended December 31, 2015 and 2014:

Year Ended December 31,	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$2	$12
Business and corporate banking	10	2
Total commercial	12	14
Consumer loans:
Residential mortgages	36	34
Home equity mortgages	1	—
Total consumer	37	34
Total	$49	$48

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At December 31, 2015
Construction and other real estate	$2	$108	$110	$1	$125
Business and corporate banking	168	124	292	52	342
Global banking	—	44	44	—	44
Other commercial	1	6	7	1	8
Total commercial	$171	$282	$453	$54	$519
At December 31, 2014
Construction and other real estate	$18	$179	$197	$5	$224
Business and corporate banking	72	18	90	24	122
Global banking	—	—	—	—	—
Other commercial	2	6	8	1	8
Total commercial	$92	$203	$295	$30	$354

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $365 million and $210 million at December 31, 2015 and 2014, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

Year Ended December 31,	2015	2014	2013
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$151	$241	$422
Business and corporate banking	151	48	63
Global banking	18	13	37
Other commercial	7	18	64
Total average balance of impaired commercial loans	$327	$320	$586
Interest income recognized on impaired commercial loans:
Construction and other real estate	$4	$10	$13
Business and corporate banking	4	2	—
Other commercial	—	—	5
Total interest income recognized on impaired commercial loans	$8	$12	$18

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. These criticized facility grades, however, are not used for determining our allowance for credit losses. Under our methodology for determining the allowance for credit losses, loans are assigned obligor grades which reflect our internal assessment of the credit risk of the loans. While the regulatory criticized facility grades are directionally aligned with our internal obligor grades, each changes based on its respective underlying criteria. As a result, changes in regulatory classifications will not necessarily result in corresponding changes to our allowance for credit losses.
The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At December 31, 2015
Construction and other real estate	$239	$187	$—	$426
Business and corporate banking	941	690	52	1,683
Global banking	1,069	2,300	12	3,381
Other commercial	1	37	1	39
Total commercial	$2,250	$3,214	$65	$5,529
At December 31, 2014
Construction and other real estate	$310	$230	$7	$547
Business and corporate banking	1,001	238	22	1,261
Global banking	1,770	202	—	1,972
Other commercial	1	6	—	7
Total commercial	$3,082	$676	$29	$3,787
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2015
Construction and other real estate	$9,947	$53	$—	$10,000
Business and corporate banking	18,948	167	1	19,116
Global banking	29,925	44	—	29,969
Other commercial	3,367	1	—	3,368
Total commercial	$62,187	$265	$1	$62,453
At December 31, 2014
Construction and other real estate	$10,235	$65	$—	$10,300
Business and corporate banking	17,744	74	1	17,819
Global banking	26,387	—	—	26,387
Other commercial	3,581	—	—	3,581
Total commercial	$57,947	$139	$1	$58,087

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At December 31, 2015
Construction and other real estate	$8,487	$1,513	$10,000
Business and corporate banking	10,373	8,743	19,116
Global banking	23,111	6,858	29,969
Other commercial	1,883	1,485	3,368
Total commercial	$43,854	$18,599	$62,453
At December 31, 2014
Construction and other real estate	$7,820	$2,480	$10,300
Business and corporate banking	8,835	8,984	17,819
Global banking	23,400	2,987	26,387
Other commercial	1,873	1,708	3,581
Total commercial	$41,928	$16,159	$58,087

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	December 31, 2015		December 31, 2014
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$858	4.83%	$1,013	6.07%
Home equity mortgages(1)(2)	56	3.50	62	3.48
Credit cards	13	1.86	14	1.94
Other consumer	11	2.26	14	2.52
Total consumer	$938	4.56%	$1,103	5.59%

(1)
At December 31, 2015 and 2014, consumer mortgage loan delinquency includes $793 million and $936 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)	At December 31, 2015 and 2014, consumer mortgage loans include $567 million and $658 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming   The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2015
Residential mortgages	$16,944	$814	$—	$17,758
Home equity mortgages	1,529	71	—	1,600
Credit cards	690	—	9	699
Other consumer	400	—	7	407
Total consumer	$19,563	$885	$16	$20,464
At December 31, 2014
Residential mortgages	$15,814	$847	$—	$16,661
Home equity mortgages	1,716	68	—	1,784
Credit cards	710	—	10	720
Other consumer	479	—	10	489
Total consumer	$18,719	$915	$20	$19,654
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At December 31, 2015 and 2014, our loan portfolio included interest-only residential mortgage loans totaling $3,645 million and $3,531 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

6.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2015, 2014 and 2013:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)

Year Ended December 31, 2015
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	2	218	133	(2)	(15)	(4)	20	9	$361
Charge-offs	(10)	(69)	—	(1)	(35)	(8)	(32)	(12)	(167)
Recoveries	5	10	—	1	11	4	5	2	38
Net (charge-offs) recoveries	(5)	(59)	—	—	(24)	(4)	(27)	(10)	(129)
Allowance for credit losses – end of period	$86	$434	$240	$19	$68	$24	$32	$9	$912
Ending balance: collectively evaluated for impairment	$85	$382	$240	$18	$35	$23	$31	$9	$823
Ending balance: individually evaluated for impairment	1	52	—	1	33	1	1	—	89
Total allowance for credit losses	$86	$434	$240	$19	$68	$24	$32	$9	$912

Loans:
Collectively evaluated for impairment(1)	$9,890	$18,824	$29,925	$3,361	$16,112	$1,523	$694	$407	$80,736
Individually evaluated for impairment(2)	110	292	44	7	197	5	5	—	660
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,449	72	—	—	1,521
Total loans	$10,000	$19,116	$29,969	$3,368	$17,758	$1,600	$699	$407	$82,917

Year Ended December 31, 2014
Allowance for credit losses – beginning of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	2	174	47	(7)	(40)	(14)	23	3	188
Charge-offs	(24)	(19)	(8)	(1)	(55)	(13)	(41)	(8)	(169)
Recoveries	3	8	—	9	16	10	7	2	55
Net (charge-offs) recoveries	(21)	(11)	(8)	8	(39)	(3)	(34)	(6)	(114)
Allowance for credit losses – end of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Ending balance: collectively evaluated for impairment	$84	$251	$107	$20	$64	$30	$37	$10	$603
Ending balance: individually evaluated for impairment	5	24	—	1	43	2	2	—	77
Total allowance for credit losses	$89	$275	$107	$21	$107	$32	$39	$10	$680

Loans:
Collectively evaluated for impairment(1)	$10,103	$17,729	$26,387	$3,573	$14,926	$1,709	$714	$489	$75,630
Individually evaluated for impairment(2)	197	90	—	8	224	5	6	—	530
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,511	70	—	—	1,581
Total loans	$10,300	$17,819	$26,387	$3,581	$16,661	$1,784	$720	$489	$77,741

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Year Ended December 31, 2013
Allowance for credit losses – beginning of period	$162	$97	$41	$17	$210	$45	$55	$20	$647
Provision charged (credited) to income	(7)	48	26	(5)	42	54	32	3	193
Charge-offs	(62)	(42)	—	—	(78)	(52)	(41)	(13)	(288)
Recoveries	15	9	1	8	12	2	4	3	54
Net (charge-offs) recoveries	(47)	(33)	1	8	(66)	(50)	(37)	(10)	$(234)
Allowance for credit losses – end of period	$108	$112	$68	$20	$186	$49	$50	$13	$606
Ending balance: collectively evaluated for impairment	$76	$109	$63	$20	$120	$47	$48	$13	$496
Ending balance: individually evaluated for impairment	32	3	5	—	66	2	2	—	110
Total allowance for credit losses	$108	$112	$68	$20	$186	$49	$50	$13	$606
Loans:
Collectively evaluated for impairment(1)	$8,701	$14,420	$21,560	$3,346	$14,034	$1,924	$846	$510	$65,341
Individually evaluated for impairment(2)	333	26	65	43	247	20	8	—	742
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,545	67	—	—	1,612
Total loans	$9,034	$14,446	$21,625	$3,389	$15,826	$2,011	$854	$510	$67,695

(1)
Global Banking includes loans to HSBC affiliates totaling $4,815 million, $4,821 million and $5,328 million at December 31, 2015, 2014 and 2013, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $881 million, $763 million and 706 million at December 31, 2015, 2014 and 2013, respectively.

7. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	1,895	100
Global banking	200	428
Total commercial	2,095	528
Consumer loans:
Residential mortgages	11	18
Other consumer	79	66
Total consumer	90	84
Total loans held for sale	$2,185	$612
During the fourth quarter of 2015, we transferred $1,889 million of certain commercial real estate loans to held for sale in order to better reflect the nature of our exposure and therefore more accurately depict returns on risk weighted assets. There was no lower of amortized cost or fair value adjustment recorded associated with this transfer as the transferred loans are performing.
We originate commercial loans in connection with our participation in a number of syndicated credit facilities with the intent of selling the loans to unaffiliated third parties. We also purchase commercial loans from the secondary market and hold the loans as hedges against our exposure to certain total return swaps. The commercial loans under these programs are classified as global

HSBC USA Inc.

banking loans held for sale and we have elected to designate these loans under the fair value option. The fair value of global banking loans held for sale under these programs was $151 million and $384 million at December 31, 2015 and 2014, respectively. See Note 15, "Fair Value Option," for additional information.
We sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $3 million and $4 million at December 31, 2015 and 2014, respectively which were previously acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
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
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $13 million and $15 million at December 31, 2015 and 2014, respectively. The valuation allowance on commercial loans held for sale was $21 million and $5 million at December 31, 2015 and 2014, respectively.

8. Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table:

At December 31,	2015	2014	Depreciable Life
	(in millions)
Land	$8	$8	—
Buildings and improvements	578	559	10-40 years
Furniture and equipment	140	139	3-30
Total	726	706
Accumulated depreciation and amortization	(496)	(459)
Properties and equipment, net	$230	$247
Depreciation and amortization expense totaled $59 million, $58 million and $59 million in 2015, 2014 and 2013, respectively.

9. Intangible Assets

Intangible assets consisted of the following:

At December 31,	2015	2014
	(in millions)
Mortgage servicing rights	$140	$159
Purchased credit card relationships	41	47
Total intangible assets	$181	$206
Mortgage Servicing Rights ("MSRs")  A servicing asset is a contract under which estimated future revenues from contractually specified cash flows, such as servicing fees and other ancillary revenues, are expected to exceed the obligation to service the financial assets. We recognize the right to service residential mortgage loans as a separate and distinct asset at the time they are acquired or when originated loans are sold.
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
The following table summarizes the critical assumptions used to calculate the fair value of MSRs:

At December 31,	2015	2014
Annualized constant prepayment rate ("CPR")	13.8%	15.9%
Constant discount rate	12.6%	14.1%
Weighted average life (in years)	4.5	4.1
The following table summarizes MSRs activity:

Year Ended December 31,	2015	2014
	(in millions)
Fair value of MSRs:
Beginning balance	$159	$227
Changes in fair value due to changes in valuation model inputs or assumptions	1	(38)
Reductions related to customer payments	(20)	(30)
Ending balance	$140	$159
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $18,930 million and $23,101 million at December 31, 2015 and 2014, respectively.
Servicing fees collected are included in residential mortgage banking revenue and totaled $57 million, $68 million and $79 million during 2015, 2014 and 2013, respectively.
During 2013, we completed the conversion of our mortgage processing and servicing operations to PHH Mortgage. Under the terms of the agreement, PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $37,544 million and $40,889 million at December 31, 2015 and 2014, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we now sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
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

10. Goodwill

Goodwill was $1,612 million at both December 31, 2015 and 2014. Included in goodwill for these periods were accumulated impairment losses of $670 million.
During the third quarter of 2015, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts.
During the fourth quarter of 2013, in conjunction with the preparation of HSBC North America's first CCAR submission and HSBC Bank USA's first DFAST submission along with the finalization of Basel III rules, we performed an interim impairment test of the goodwill associated with all of our reporting units at December 31, 2013. As a result of this testing, the fair value of our Retail Banking and Wealth Management, Commercial Banking and Private Banking reporting units continued to exceed their carrying values. However, while our updated cash flow projections for our Global Banking and Markets reporting unit continued to reflect strong levels of earnings as we continue to expand this business, as a result of the changes discussed above related to the common equity Tier 1 ratio and Basel III risk-weighted asset calculations, the interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit as of December 31, 2013 resulted in the impairment and write-off of the entire $616 million of goodwill allocated to this reporting unit.

HSBC USA Inc.

11. Deposits

Total deposits was $118,579 million and $116,118 million at December 31, 2015 and 2014, respectively, of which $6,919 million and $7,346 million, respectively, were carried at fair value. The following table presents the aggregate amount of time deposit accounts with a minimum of $250,000 at December 31, 2015 and 2014:

At December 31,	2015	2014
	(in millions)
Domestic deposits	$16,288	$16,276
Foreign deposits	4,038	1,048
Total	$20,326	$17,324
The scheduled maturities of all time deposits at December 31, 2015 are summarized in the following table:

	Domestic Deposits	Foreign Deposits	Total
	(in millions)
2016:
0-90 days	$11,999	$754	$12,753
91-180 days	2,787	770	3,557
181-365 days	1,649	9	1,658
	16,435	1,533	17,968
2017	2,401	2,532	4,933
2018	684	1	685
2019	673	1	674
2020	861	1	862
Later years	2,514	—	2,514
	$23,568	$4,068	$27,636
Overdraft deposits, which are classified as loans, were approximately $327 million and $374 million at December 31, 2015 and 2014, respectively.

HSBC USA Inc.

12.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2015		Rate	2014		Rate	2013		Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$—			$—			$700
Securities sold under repurchase agreements(1)	2,986		0.48%	7,707		0.32%	12,921		0.07%
Average during year		$9,839	0.34		$13,498	0.16		$10,643	0.12
Maximum month-end balance		14,582			19,254			18,748
Commercial paper	1,978		0.46	4,772		0.23	3,379		0.22
Average during year		3,408	0.30		4,537	0.23		3,969	0.25
Maximum month-end balance		4,870			4,963			4,990
Precious metals	3			40			1,517
Other	28			276			618
Total short-term borrowings	$4,995			$12,795			$19,135

(1)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2015				2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Quarter end balance	$2,986	$5,870	$7,689	$12,217	$7,707	$6,634	$6,481	$19,254	$12,921	$12,523	$12,445	$3,659
Average quarterly balance	7,513	6,914	12,761	12,251	8,902	9,106	16,849	19,300	14,781	11,371	8,794	7,538

HSBC USA Inc.

13. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2015 are shown in the below table.

			At December 31,
	Maturity date(s)	Interest Rate(s)	2015	2014
			(in millions)
Issued or acquired by HSBC USA:
Senior debt:
Fixed-rate notes	2017-2024	1.30% - 2.75%	$11,412	$8,224
Floating-rate notes	2016-2019	0.50% - 1.59%	2,747	5,196
Structured notes	2016-2045	0.17% - 2.91%	7,009	6,379
Total senior debt			21,168	19,799
Subordinated debt:
Fixed-rate notes	2020-2097	5.00% - 9.30%	1,170	1,170
Floating-rate notes	2025	2.61%	850	—
Total subordinated debt			2,020	1,170
Junior subordinated fixed-rate debentures issued to capital trusts			—	560
Total issued or acquired by HSBC USA			23,188	21,529

Issued or acquired by HSBC Bank USA and its subsidiaries:
Senior debt:
Floating-rate notes	2019-2036	0.15% - 1.70%	6	6
Structured notes	2016-2040	0.43% - 1.96%	165	259
FHLB advances - floating-rate	2017-2036	0.67% - 1.00%	5,600	1,000
Total senior debt			5,771	1,265
Subordinated fixed-rate notes	2017-2039	4.86% - 7.00%	4,458	4,638
Long term debt issued by VIE - fixed-rate	2018	17.20%	92	92
Total issued or acquired by HSBC Bank USA and its subsidiaries			10,321	5,995
Total long-term debt			$33,509	$27,524
At December 31, 2015 and 2014, we have elected fair value option accounting for some of our structured notes and certain subordinated debt. See Note 14, "Fair Value Option," for further details. At December 31, 2015 and 2014, structured notes totaling $7,164 million and $6,612 million, respectively, and subordinated debt totaling $2,007 million and $2,179 million, respectively, were carried at fair value.
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
As a member of the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2015 and 2014, borrowings from the FHLB facility totaled $5,600 million and $1,000 million, respectively, which is included in long-term debt. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further overnight borrowings of up to $8,839 million at December 31, 2015.

HSBC USA Inc.

Maturities of long-term debt at December 31, 2015 were as follows:

(in millions)
2016	$2,877
2017	5,597
2018	8,860
2019	2,789
2020	6,471
Thereafter	6,915
Total	$33,509

14. Derivative Financial Instruments

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
The following table presents the fair value of derivative contracts by major product type on a gross basis. Gross fair values exclude the effects of both counterparty netting as well as collateral, and therefore are not representative of our exposure. The table below presents the amounts of counterparty netting and cash collateral that have been offset in the consolidated balance sheet, as well as cash and securities collateral posted and received under enforceable master netting agreements that do not meet the criteria for netting. Derivative assets and liabilities which are not subject to an enforceable master netting agreement, or are subject to a netting agreement where an appropriate legal opinion to determine such agreements are enforceable has not been either sought or obtained, have not been netted in the table below. Where we have received or posted collateral under netting agreements where an appropriate legal opinion to determine such agreements are enforceable has not been either sought or obtained, the related collateral also has not been netted in the table below.

HSBC USA Inc.

	December 31, 2015		December 31, 2014
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$42	$240	$1	$206
Bilateral OTC(2)	—	292	4	268
Interest rate contracts	42	532	5	474

Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	17	—	45	—

OTC-cleared(2)	6	16	8	6
Bilateral OTC(2)	—	137	—	161
Interest rate contracts	6	153	8	167

Total derivatives accounted for as hedges	65	685	58	641

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	27	27	46	43
OTC-cleared(2)	15,717	14,723	16,862	17,557
Bilateral OTC(2)	18,716	19,906	28,370	28,398
Interest rate contracts	34,460	34,656	45,278	45,998

Exchange-traded(2)	—	15	—	13
Bilateral OTC(2)	24,160	22,324	22,219	20,826
Foreign exchange contracts	24,160	22,339	22,219	20,839

Equity contracts - bilateral OTC(2)	1,344	1,340	1,635	1,632

Exchange-traded(2)	38	39	59	18
Bilateral OTC(2)	891	552	1,013	591
Precious metals contracts	929	591	1,072	609

OTC-cleared(2)	899	1,212	604	730
Bilateral OTC(2)	2,913	2,565	3,518	3,288
Credit contracts	3,812	3,777	4,122	4,018

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	761	120	768	88

Foreign exchange contracts - bilateral OTC(2)	—	97	—	44

Equity contracts - bilateral OTC(2)	462	422	757	167

Precious metals contracts - bilateral OTC(2)	—	—	—	5

Credit contracts - bilateral OTC(2)	73	6	73	9

Total derivatives	66,066	64,033	75,982	74,050

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	55,510	55,510	63,913	63,913
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	4,942	1,530	4,811	1,724
Net amounts of derivative assets / liabilities presented in the balance sheet	5,614	6,993	7,258	8,413

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,114	3,674	1,837	4,398
Net amounts of derivative assets / liabilities	$4,500	$3,319	$5,421	$4,015

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

See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $20 million during 2015, compared with a decrease of $4 million during 2014. We amortized $6 million and $8 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during 2015 and 2014, respectively. The total accumulated unamortized basis adjustments amounted to a decrease in the carrying amount of our debt of $6 million as of December 31, 2015, compared with an increase of $21 million as of December 31, 2014.
Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $47 million during 2015, compared with an increase of $541 million during 2014. The total accumulated unamortized basis adjustments for active fair value hedges of AFS securities amounted to increases in the carrying amount of the securities of $439 million and $458 million as of December 31, 2015 and 2014, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income (loss):

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Other Income
	(in millions)
Year Ended December 31, 2015
Interest rate contracts/AFS Securities	$(202)	$(82)	$363	$66	$(16)
Interest rate contracts/subordinated debt	10	(18)	(83)	20	2
Total	$(192)	$(100)	$280	$86	$(14)

Year Ended December 31, 2014
Interest rate contracts/AFS Securities	$(246)	$(684)	$375	$668	$(16)
Interest rate contracts/subordinated debt	9	(4)	(22)	4	—
Total	$(237)	$(688)	$353	$672	$(16)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
As of December 31, 2015 and 2014, active cash flow hedge relationships extend or mature through July 2036. During 2015, $11 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI, compared with losses of $6 million during 2014. During the next twelve months, we expect to amortize $19 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instrument is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(in millions)
Year Ended December 31,
Foreign exchange contracts	$(2)	$2	Interest income (expense)	$—	$—	Other income	$—	$—
Interest rate contracts	(21)	(127)	Interest income (expense)	(11)	(6)	Other income	—	—
Total	$(23)	$(125)		$(11)	$(6)		$—	$—

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses on economic hedges are recognized in gain (loss) on instruments designated at fair value and related derivatives, other income or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2015	2014
		(in millions)
Interest rate contracts	Trading revenue	$899	$166
Interest rate contracts	Residential mortgage banking revenue	26	63
Foreign exchange contracts	Trading revenue	(472)	21
Equity contracts	Trading revenue	4	—
Precious metals contracts	Trading revenue	52	65
Credit contracts	Trading revenue	(23)	(253)
Total		$486	$62

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2015	2014
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$89	$439
Interest rate contracts	Residential mortgage banking revenue	1	(1)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	(10)	20
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	(110)	442
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	11
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	(3)	1
Credit contracts	Other income	42	32
Total		$9	$944
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2015 was $7,139 million, for which we had posted collateral of $6,283 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2014 was $7,006 million, for which we had posted collateral of $6,136 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	Single-notch downgrade	Two-notch downgrade
Moody’s	Aa3	A1
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$51

	Single-notch downgrade	Two-notch downgrade
Standard & Poor's ("S&P")	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$51	$72

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

At December 31,	2015	2014
	(in millions)
Interest rate:
Futures and forwards	$149,413	$87,406
Swaps	2,453,526	3,096,382
Options written	65,747	70,903
Options purchased	80,092	83,524
	2,748,778	3,338,215
Foreign exchange:
Swaps, futures and forwards	980,811	866,835
Options written	81,132	117,088
Options purchased	82,004	118,350
Spot	42,724	58,700
	1,186,671	1,160,973
Commodities, equities and precious metals:
Swaps, futures and forwards	35,546	48,263
Options written	19,601	18,015
Options purchased	33,374	23,452
	88,521	89,730
Credit derivatives	188,070	240,737
Total	$4,212,040	$4,829,655

15. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain fixed-rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of December 31, 2015 and 2014, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.

accounted for under FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.
Repurchase Agreements We elected to apply FVO accounting to certain securities sold under repurchase agreements which are trading in nature. The election allows us to account for these repurchase agreements at fair value which is consistent with the manner in which the instruments are managed. The fair value of the repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and maturities. Interest on these repurchase agreements is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to repurchase agreements designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, inclusive of structured notes and structured deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and own credit risk. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At December 31, 2015
Commercial loans held for sale	$151	$159	$(8)
Fixed rate long-term debt	2,007	1,750	257
Repurchase agreements	1,976	1,970	6
Hybrid instruments:
Structured deposits	6,919	7,016	(97)
Structured notes	7,164	7,323	(159)
At December 31, 2014
Commercial loans held for sale	$384	$390	$(6)
Fixed rate long-term debt	2,179	1,750	429
Hybrid instruments:
Structured deposits	7,346	7,176	170
Structured notes	6,612	6,275	337

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

	Loans	Long-Term Debt	Hybrid Instruments and Repurchase Agreements	Total
	(in millions)
Year Ended December 31, 2015
Interest rate and other components(1)	$—	$(23)	$121	$98
Credit risk component(2)(3)	(14)	194	20	200
Total mark-to-market on financial instruments designated at fair value	(14)	171	141	298
Mark-to-market on the related derivatives	—	7	(109)	(102)
Net realized gain on the related long-term debt derivatives	—	68	—	68
Gain (loss) on instruments designated at fair value and related derivatives	$(14)	$246	$32	$264

Year Ended December 31, 2014
Interest rate and other components(1)	$—	$(292)	$(628)	$(920)
Credit risk component(2)(3)	—	6	76	82
Total mark-to-market on financial instruments designated at fair value	—	(286)	(552)	(838)
Mark-to-market on the related derivatives	—	239	606	845
Net realized gain on the related long-term debt derivatives	—	68	—	68
Gain (loss) on instruments designated at fair value and related derivatives	$—	$21	$54	$75

Year Ended December 31, 2013
Interest rate and other components(1)	$—	$289	$(697)	$(408)
Credit risk component(2)(3)	21	(165)	125	(19)
Total mark-to-market on financial instruments designated at fair value	21	124	(572)	(427)
Net realized loss on financial instruments	(8)	—	—	(8)
Mark-to-market on the related derivatives	—	(294)	631	337
Net realized gain on the related long-term debt derivatives	—	66	—	66
Gain (loss) on instruments designated at fair value and related derivatives	$13	$(104)	$59	$(32)

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)
During 2015 and 2014, the gains in the credit risk component for long-term debt were attributable to the widening of our own credit spreads while the losses during 2013 were attributable to the tightening of our own credit spreads.

(3)
During 2015, the gains in the credit risk component for hybrid instruments were attributable primarily to the widening of credit spreads on structured deposits, partially offset by a loss due to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. The gains in the credit risk component for hybrid instruments during 2014 and 2013 were attributable primarily to the widening of our own credit spreads on structured notes.

HSBC USA Inc.

16. Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2015	2014	2013
	(in millions)
Provision (benefit) for income taxes	$230	$(56)	$156
Income taxes related to adjustments included in common shareholders' equity:
Unrealized gains (losses) on investment securities, net	(242)	114	(697)
Unrealized gains (losses) on derivatives classified as cash flow hedges	2	(46)	82
Employer accounting for post-retirement plans	—	(4)	6
Other-than-temporary impairment on debt securities	—	43	(43)
Total income taxes	$(10)	$51	$(496)
The components of income tax expense (benefit) were as follows:

Year Ended December 31,	2015	2014	2013
	(in millions)
Current:
Federal	$3	$(35)	$102
State and local	35	(222)	35
Foreign	2	16	17
Total current	40	(241)	154
Deferred	190	185	2
Total income tax expense (benefit)	$230	$(56)	$156
The significant components of deferred provision attributable to income were:

Year Ended December 31,	2015	2014	2013
	(in millions)
Deferred income tax provision (excluding the effects of other components)	$201	$144	$31
Increase in Federal operating loss carryforwards	—	1	—
(Decrease) increase in State valuation allowance	(5)	11	—
Increase in State capital loss carryforwards	(6)	—	—
(Increase) decrease in foreign and general business tax credits	—	29	(29)
Deferred income tax provision	$190	$185	$2

HSBC USA Inc.

The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2015		2014		2013
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$196	35.0%	$104	35.0%	$(64)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	20	3.6	15	5.0	22	12.1
Adjustment of tax rate used to value deferred taxes(1)	47	8.4	63	21.1	—	—
Non-deductible goodwill impairment(2)	—	—	—	—	215	118.1
Other non-deductible / non-taxable items(3)	1	0.2	—	—	(11)	(6.0)
Items affecting prior periods(4)	(7)	(1.3)	(29)	(9.7)	(13)	(7.1)
Uncertain tax positions(5)	4	0.7	(192)	(64.4)	20	11.0
Impact of foreign operations(6)	—	—	—	—	13	7.1
Low income housing tax credit investments	(26)	(4.6)	(26)	(8.7)	(28)	(15.4)
Change in valuation allowances reserves(7)	(5)	(.9)	10	3.4	—	—
Other	—	—	(1)	(0.3)	2	1.1
Total income tax expense (benefit)	$230	41.1%	$(56)	(18.8)%	$156	85.7%

(1)
For 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015. For 2014, the amount mainly relates to the effects of revaluing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014.

(2)	Represents non-deductible goodwill impairment related to our GB&M reporting unit in 2013.

(3)	For 2013, the amount includes a reversal of penalty exposure.

(4)
For 2014, the amount relates to changes in estimates as a result of filing the Federal and State income tax returns and a change in State tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years. For 2013, the amount relates to adjustments to current and deferred tax balance sheet accounts and changes in estimates as a result of filing the Federal and State income tax returns.

(5)
For 2014, the amount mainly reflects the resolution and settlement with taxation authorities of certain significant State and local tax audits during the second quarter of 2014 which is discussed further below. For 2013, the amount relates to changes in State uncertain tax positions which no longer meet the more likely than not requirement for recognition.

(6)	For 2013, the amount relates to foreign (United Kingdom) tax expense for which no foreign tax credits were allowed.

(7)	For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.

HSBC USA Inc.

The components of the net deferred tax asset are presented in the following table:

At December 31,	2015	2014
	(in millions)
Deferred tax assets:
Allowance for credit losses	$346	$265
Employee benefit accruals	124	130
Accrued expenses	79	143
Bond premium amortization	20	284
Interests in real estate mortgage investment conduits(1)	561	453
Partnerships	104	105
Other	480	315
Total deferred tax assets	1,714	1,695
Valuation allowance	(6)	(11)
Total deferred tax assets, net of valuation allowance	1,708	1,684
Deferred tax liabilities:
Fair value adjustments	137	71
Unrealized gain on investment securities	—	103
Mortgage servicing rights	52	62
Capitalized costs	—	42
Other	45	53
Total deferred tax liabilities	234	331
Net deferred tax asset	$1,474	$1,353

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2015	2014	2013
	(in millions)
Balance at January 1,	$14	$540	$478
Additions based on tax positions related to the current year	4	18	16
Reductions based on tax positions related to the current year	—	(10)	(5)
Additions for tax positions of prior years	8	5	66
Reductions for tax positions of prior years	—	(337)	(15)
Reductions related to settlements with taxing authorities	—	(202)	—
Balance at December 31,	$26	$14	$540
During 2014, certain State and local tax audits were concluded resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, tax reserves previously maintained in relation to the periods and issues under review were released which resulted in an income tax benefit of $183 million. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $14 million, $11 million and $334 million at December 31, 2015, 2014 and 2013, respectively. Included in the unrecognized tax benefits are certain items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal tax purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various State and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income (loss). Accruals for the payment of interest associated with uncertain tax positions totaled $4 million, $3

HSBC USA Inc.

million and $208 million at December 31, 2015, 2014 and 2013, respectively. Our accrual for the payment of interest associated with uncertain tax positions increased by $1 million during 2015 and decreased by $205 million during 2014.
Deferred tax assets and liabilities are recognized for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for State net operating losses and for State tax credits. Any Federal tax credits that cannot be currently utilized by the consolidated group are effectively transferred to HSBC North America and reflected within the HSBC North America's deferred tax assets. Our net deferred tax assets, including deferred tax liabilities, totaled $1,474 million and $1,353 million as of December 31, 2015 and 2014, respectively.
See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of both the HNAH Group's and HSBC USA's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2015, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on management approved business plans provide sufficient and appropriate support for the recognition of our net deferred tax assets. At December 31, 2015, we have valuation allowances against certain State capital loss carryforwards for which the aforementioned projections of future taxable income do not provide the appropriate support. Prior to the third quarter of 2015, the evaluation of the need for a valuation allowance significantly discounted any future taxable income from U.S. operations and relied primarily on continued capital support from our parent, HSBC, and the implementation of tax planning strategies in relation to such support.
The Internal Revenue Service commenced its examination of our 2012 and 2013 Federal income tax returns in the first quarter of 2015 and is expected to conclude its examination in 2016.
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
 At December 31, 2015, for State tax purposes, we had apportioned and pre-tax effected net operating loss carryforwards of $21 million which expire as follows: $2 million in 2021 - 2025, $18 million in 2026 - 2030, and $1 million in 2031 and forward.

HSBC USA Inc.

17. Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding:

	Shares Outstanding	Dividend Rate	Amount Outstanding
At December 31,	2015	2015	2015	2014
	(dollars are in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	3.568%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.078	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	—	—	—	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	—	—	—	150
			$1,265	$1,565
Dividends on the Floating Rate Non-Cumulative Series F Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of 0.75 percent above three month LIBOR, but in no event will the rate be less than 3.5 percent per annum. The Series F Preferred Stock may be redeemed at our option, in whole or in part, at a redemption price equal to $25 per share, plus accrued and unpaid dividends for the then-current dividend period.
Dividends on the Floating Rate Non-Cumulative Series G Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of 0.75 percent above three month LIBOR, but in no event will the rate be less than 4.0 percent per annum. The Series G Preferred Stock may be redeemed at our option, in whole or in part, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.
Dividends on the 6.5 percent Non-Cumulative Series H Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year at the stated rate of 6.5 percent. The Series H Preferred Stock may be redeemed at our option, in whole or in part, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.
During the second quarter of 2015, HSBC USA redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock at their stated values of $100 per share and $50 per share, respectively, resulting in a total cash payment of $300 million.

HSBC USA Inc.

18. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Year Ended December 31,	2015	2014	2013
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$158	$(18)	$992
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(239) million, $159 million and $(617) million, respectively	(387)	244	(897)
Reclassification adjustment for gains realized in net income (loss), net of tax of $(18) million, $(48) million and $(81) million, respectively(1)	(30)	(74)	(113)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income (loss), net of tax of $15 million and $3 million, respectively(2)	25	6	—
Total other comprehensive income (loss) for period	(392)	176	(1,010)
Balance at end of period	(234)	158	(18)
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	(60)	—
Adjustment to add other-than-temporary impairment due to the consolidation of a VIE, net of tax of $(47) million	—	—	(67)
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $7 million and $4 million respectively(3)	—	9	7
Reclassification adjustment to reverse other-than-temporary impairment due to closure of VIE, net of tax of $36 million(3)	—	51	—
Total other comprehensive income for period	—	60	7
Balance at end of period	—	—	(60)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(156)	(83)	(201)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(2) million, $(48) million and $78 million, respectively	(21)	(77)	112
Reclassification adjustment for losses realized in net income (loss), net of tax of $4 million, $2 million and $4 million, respectively(4)	7	4	6
Total other comprehensive income (loss) for period	(14)	(73)	118
Balance at end of period	(170)	(156)	(83)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	2	(6)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $(4) million and $5 million, respectively	—	(5)	8
Total other comprehensive income (loss) for period	—	(5)	8
Balance at and end of period	(3)	(3)	2
Total accumulated other comprehensive income (loss) at end of period	$(407)	$(1)	$(159)

(1)	Amount reclassified to net income (loss) is included in other securities gains, net in our consolidated statement of income (loss).

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

HSBC USA Inc.

19. Share-Based Plans

Employee Stock Purchase Plans  During 2015 and 2014, we offered the HSBC International Employee Share Purchase Plan (the "HSBC ShareMatch Plan"). The HSBC ShareMatch Plan allows eligible employees to purchase HSBC shares with a maximum monthly purchase of $420. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group.
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
Compensation expense related to Employee Stock Purchase Plans was less than $1 million in 2015, 2014 and 2013, respectively.
Restricted Share Plans  Under the HSBC Group Share Plan, share-based awards have been granted to key employees typically in the form of restricted share units. These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based graded vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $42 million, $39 million and $34 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, future compensation cost related to grants which have not yet fully vested is approximately $49 million. This amount is expected to be recognized over a weighted-average period of one year.
Beginning in 2014, a fixed pay allowance ("FPA") program was introduced which grants HSBC shares to certain key employees on a quarterly basis. The FPA shares are not linked to the achievement of any performance conditions and they vest immediately. However, these shares are subject to various retention periods of up to five years based on the role of the employee. Compensation expense related to FPA shares totaled $7 million in both 2015 and 2014, respectively.

20. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan  Effective beginning in 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance into a single HSBC North America qualified defined benefit pension plan (either the "HSBC North America Pension Plan" or the "Plan") which facilitated the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the United States. Future benefit accruals for legacy participants under the final average pay formula components of the Plan ceased effective January 1, 2011, while future contributions under the cash balance formula were discontinued effective January 1, 2013 and, as a result, the Plan is now frozen.
The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income (loss) and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan which has been allocated to us. We have not been allocated any portion of the Plan's net pension liability.

Year Ended December 31,	2015	2014	2013
	(in millions)
Service cost – benefits earned during the period	$5	$7	$4
Interest cost on projected benefit obligation	70	70	71
Expected return on plan assets	(90)	(87)	(83)
Amortization of net actuarial loss	38	34	49
Pension expense	$23	$24	$41
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2015	2014	2013
Discount rate	3.95%	4.80%	3.95%
Expected long-term rate of return on Plan assets	6.00	6.00	6.00
Defined Contribution and Other Supplemental Retirement Plans  We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $33 million, $31 million and $30 million in 2015, 2014 and 2013, respectively.

HSBC USA Inc.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans all of which have been frozen. Total expense recognized for these plans was approximately $3 million in each of 2015, 2014 and 2013.
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

Year Ended December 31,	2015	2014	2013
	(in millions)
Service cost – benefits earned during the period	$—	$—	$1
Interest cost on accumulated benefit obligation	2	3	2
Amortization of net actuarial gain	—	(1)	—
Net periodic postretirement benefit cost	$2	$2	$3
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2015	2014	2013
Discount rate	3.60%	4.35%	3.35%
Salary increase assumption	3.00	2.75	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2015	2014
	(in millions)
Accumulated benefit obligation at beginning of year	$62	$59
Interest cost	2	3
Actuarial losses	4	5
Benefits paid	(4)	(5)
Plan amendments(1)	(4)	—
Accumulated benefit obligation at end of year	$60	$62

(1)
During 2015, the substantial majority of our postretirement benefit plans were amended relating to post-65 retirees which resulted in a reduction of our postretirement benefit liability as the amendments eliminated future health cost increases which were previously included in the liability. This reduction is being amortized to postretirement benefit expense over the remaining estimated covered period for affected employees which is approximately 8 years.

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $6 million relating to our postretirement benefit plans in 2016. The funded status of our postretirement benefit plans was a liability of $60 million at December 31, 2015.
Estimated future benefit payments for our postretirement benefit plans are summarized in the following table:

(in millions)
2016	$6
2017	6
2018	6
2019	6
2020	6
2021-2025	25

HSBC USA Inc.

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2015	2014	2013
Discount rate	3.95%	3.60%	4.35%
Salary increase assumption	3.00	3.00	2.75
For measurement purposes, 6.8 percent (pre-65) and, as it related to the postretirement benefit plans which were not amended, 8.2 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2015. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2037, and remain at that level thereafter.
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

21. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. HSBC policy requires that these transactions occur at prevailing market rates and terms and include funding arrangements, derivative transactions, servicing arrangements, information technology support, centralized support services, banking and other miscellaneous services and where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) HSBC Bank USA to other HSBC affiliates (other than Federal Deposit Insurance Corporation ("FDIC") insured banks) are legally required to be secured by eligible collateral. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions:

At December 31,	2015	2014
	(in millions)
Assets:
Cash and due from banks	$169	$140
Interest bearing deposits with banks	244	928
Securities purchased under agreements to resell(1)	4,000	—
Trading assets(2)	18,632	20,194
Loans	4,815	4,821
Other(3)	458	983
Total assets	$28,318	$27,066
Liabilities:
Deposits	$13,486	$16,596
Trading liabilities(2)	19,496	21,130
Short-term borrowings	2,004	847
Long-term debt	1,827	3,981
Other(3)	346	459
Total liabilities	$37,159	$43,013

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative contracts.

HSBC USA Inc.

Year Ended December 31,	2015	2014	2013
	(in millions)
Income/(Expense):
Interest income	$117	$71	$46
Interest expense	(63)	(66)	(78)
Net interest income (expense)	54	5	(32)
Trading revenue (expense)	402	(676)	(2,611)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	82	49	31
HSBC Finance Corporation	53	81	86
HSBC Markets (USA) Inc. ("HMUS")	25	22	20
Other HSBC affiliates	53	47	65
Total servicing and other fees from HSBC affiliates	213	199	202
Gain (loss) on instruments designed at fair value and related derivatives	(116)	453	788
Support services from HSBC affiliates:
HMUS	(256)	(248)	(246)
HSBC Technology & Services (USA) ("HTSU")	(999)	(1,103)	(1,000)
Other HSBC affiliates	(180)	(198)	(213)
Total support services from HSBC affiliates	(1,435)	(1,549)	(1,459)
Stock based compensation expense with HSBC(1)	(49)	(46)	(34)

(1)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income (loss). Employees also may participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 20, "Pension and Other Postretirement Benefits."

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2014, long-term debt with affiliates reflected $4.0 billion in floating rate senior debt with HSBC North America. During the first quarter of 2015, we repaid this debt in full. At December 31, 2015, long-term debt with affiliates reflected $1.0 billion in floating rate senior debt and $0.9 billion in floating rate subordinated debt with HSBC North America. These borrowings were issued during the second quarter of 2015 and mature in December 2016 and May 2025, respectively. See Note 23, "Retained Earnings and Regulatory Capital Requirements," for additional details.
We have a $150 million uncommitted line of credit with HSBC North America Inc. ("HNAI") although there was no outstanding balance at either December 31, 2015 or 2014.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2015 and 2014, we have the following loan balances outstanding with HSBC affiliates:

At December 31,	2015	2014
	(in millions)
HSBC Finance Corporation	$3,014	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	978	563
HSBC Bank Brasil S.A.	—	1,108
HSBC Mexico S.A.	725	75
Other short-term affiliate lending	98	61
Total loans	$4,815	$4,821
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of up to 5 years. At both December 31, 2015 and 2014, $3.0 billion was outstanding under this credit agreement with $0.5 billion

HSBC USA Inc.

maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either December 31, 2015 or 2014. This credit facility expires in May 2017.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $10.7 billion and $6.7 billion at December 31, 2015 and 2014, respectively, of which $978 million and $563 million, respectively, was outstanding. The maturities of the outstanding borrowings range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Bank Brasil S.A. We have extended uncommitted lines of credit to HSBC Bank Brasil in the amount of $1.2 billion at both December 31, 2015 and 2014, of which $1.1 billion was outstanding at December 31, 2014. During the fourth quarter of 2015, this amount was repaid in full.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico in the amount of $1.2 billion at both December 31, 2015 and 2014, of which $725 million and $75 million was outstanding at December 31, 2015 and 2014, respectively. The outstanding balances mature at various stages between 2016 and 2018.
We have extended lines of credit to various other HSBC affiliates totaling $2.1 billion which did not have any outstanding balances at either December 31, 2015 and 2014.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2015 and 2014, there were $98 million and $61 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by an HSBC affiliate, in relation to assets originated in the U.S. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.4 billion as of December 31, 2015, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,004.1 billion and $1,082.6 billion at December 31, 2015 and 2014, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $216 million and $1,166 million at December 31, 2015 and 2014, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $696 million and $837 million at December 31, 2015 and 2014, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

HSBC USA Inc.

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $58 million, $55 million and $50 million during the years ended December 31, 2015, 2014 and 2013, respectively.

22. Business Segments

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
In late 2015, we determined that a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Small Business under RBWM), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base, effective January 1, 2016. Therefore, beginning in the first quarter of 2016, we will include the results of Small Business under RBWM in the RBWM segment.
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
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish a dividend policy and report to regulatory agencies on a U.S. GAAP basis.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and Group Reporting Basis as they impact our results are presented below:
Net Interest Income
Effective interest rate - The calculation of effective interest rates under the Group Reporting Basis requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate to be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income under the Group Reporting Basis.
Deferred loan origination costs and fees - Certain loan fees and incremental direct loan costs, which would not have been incurred but for the origination of the loans, are deferred and amortized to earnings over the life of the loan under the Group Reporting Basis. Certain loan fees and direct incremental loan origination costs, including internal costs directly attributable to the origination of loans in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.
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

HSBC USA Inc.

Other Operating Income (Total Other Revenues)
Derivatives - Under the Group Reporting Basis, the up-front recognition of the difference between transaction price and fair value in the consolidated statement of income (loss) is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. There is no similar observability requirement under U.S. GAAP.
Loans held for sale - For loans transferred to held for sale subsequent to origination, the Group Reporting Basis requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for Group Reporting Basis purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category and subsequently be measured at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.
For loans originated with the intent to sell, the Group Reporting Basis requires these loans to be classified as trading assets and recorded at their fair value, with income recorded in trading revenue. Under U.S. GAAP, such loans are classified as loans held for sale and, with the exception of certain loans accounted for under FVO accounting, are recorded at the lower of amortized cost or fair value, with income recorded in other revenue.
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
Additionally, certain Leverage Acquisition Finance loans were classified as trading assets under the Group Reporting Basis and, to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to loans and advances as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans were classified as "held for sale" and carried at fair value due to the irrevocable nature of the fair value option. Substantially all of the remaining balance of these loans were sold in 2013.
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
Gain on sale of London Branch precious metals business to affiliate - The Group Reporting Basis requires that operations be transferred to held for sale and carried at the lower of cost or fair value with gains recorded through earnings upon completion of the sale, regardless of whether the sale was to a third party or related party. Under U.S. GAAP, when the transfer of net assets is between affiliates under common control, gains are reflected as a capital transaction upon completion of the sale. The sale was completed in 2014.
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

HSBC USA Inc.

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
For commercial loans collectively evaluated for impairment, we utilized the same loss emergence period for both U.S. GAAP and the Group Reporting Basis prior to 2014, which resulted in a consistent calculation of loan impairment charges under the two bases of reporting. In 2014, we conducted a review of our loss emergence period estimate used for U.S. GAAP reporting purposes based upon regulatory guidance and bank industry practice in the U.S. As a result of this review, our emergence period was increased, resulting in an increase in loan impairment charges under U.S. GAAP. A separate review of our loss experience under the Group Reporting Basis was completed in 2014. This review did not significantly change the loss emergence period compared with the prior year and resulted in a deviation between U.S. GAAP and the Group Reporting Basis of approximately $174 million on a pre-tax basis. The difference was primarily attributable to different approaches for estimating loss emergence periods for U.S. GAAP and the Group Reporting Basis. In 2015, we updated the default population utilized in determining the emergence period to include defaults through 2014 while dropping off the oldest defaults to maintain a consistent look back period. The update resulted in a modest increase to our loss emergence period under U.S. GAAP and an increase to our provision for credit losses of approximately $28 million (in addition to differences otherwise attributable to applying the different approaches for calculating loan impairment charges discussed above), while the loss emergence period under the Group Reporting Basis did not significantly change. We have determined that, based on the judgment involved and the practice which has evolved in different jurisdictions, both approaches for estimating loss emergence periods result in an appropriate allowance for credit losses under the reporting basis to which each is being applied.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under the Group Reporting Basis as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the corridor). In addition, under the Group Reporting Basis, pension expense is determined using a finance cost component comprising the net interest on the net defined benefit liability which does not reflect the benefit from the expectation of higher returns on plan assets. During 2015, the substantial majority of our postretirement benefit plans were amended relating to post-65 retirees which resulted in a reduction of our postretirement benefit liability as the amendments eliminated future health cost increases which were previously included in the liability. Under the Group Reporting Basis, the benefit from the amendments was recognized immediately while under U.S. GAAP the benefit is amortized to postretirement benefit expense over the remaining estimated covered period for those affected.
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
Property - Under the Group Reporting Basis, the carrying amount of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the carrying amounts of tangible fixed assets and shareholders' equity are lower under U.S. GAAP than under the Group Reporting Basis. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under the Group Reporting Basis for the period. In addition, the sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and is being recognized over the lease term due to our continuing involvement.
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

HSBC USA Inc.

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

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2015
Net interest income(1)	$776	$847	$527	$201	$(22)	$(12)	$2,317	$(78)	$231	$2,470
Other operating income	333	298	966	99	239	12	1,947	(39)	(236)	1,672
Total operating income	1,109	1,145	1,493	300	217	—	4,264	(117)	(5)	4,142
Loan impairment charges	64	141	64	(5)	—	—	264	130	(33)	361
	1,045	1,004	1,429	305	217	—	4,000	(247)	28	3,781
Operating expenses(2)	1,133	721	994	245	152	—	3,245	(52)	28	3,221
Profit (loss) before income tax expense	$(88)	$283	$435	$60	$65	$—	$755	$(195)	$—	$560
Balances at end of period:
Total assets	$20,325	$31,656	$173,321	$8,428	$800	$—	$234,530	$(46,569)	$317	$188,278
Total loans, net	17,325	28,431	25,743	6,715	—	—	78,214	317	3,474	82,005
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits(3)	31,191	24,001	25,142	13,811	—	—	94,145	(4,097)	28,531	118,579

Year Ended December 31, 2014
Net interest income(1)	$802	$800	$378	$199	$60	$(3)	$2,236	$(74)	$142	$2,304
Other operating income	414	308	1,034	104	36	3	1,899	(132)	(161)	1,606
Total operating income	1,216	1,108	1,412	303	96	—	4,135	(206)	(19)	3,910
Loan impairment charges	27	42	66	(8)	—	—	127	80	(19)	188
	1,189	1,066	1,346	311	96	—	4,008	(286)	—	3,722
Operating expenses(2)	1,227	683	1,308	238	126	—	3,582	(158)	—	3,424
Profit (loss) before income tax expense	$(38)	$383	$38	$73	$(30)	$—	$426	$(128)	$—	$298
Balances at end of period:
Total assets	$19,648	$29,009	$181,946	$8,184	$849	$—	$239,636	$(54,138)	$41	$185,539
Total loans, net	16,704	27,777	22,693	6,528	—	—	73,702	1,032	2,327	77,061
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits(3)	28,323	22,086	31,484	10,818	—	—	92,711	(4,811)	28,218	116,118

Year Ended December 31, 2013
Net interest income(1)	$842	$706	$423	$189	$(46)	$(13)	$2,101	$(76)	$16	$2,041
Other operating income	347	293	1,165	109	(78)	13	1,849	22	(14)	1,857
Total operating income	1,189	999	1,588	298	(124)	—	3,950	(54)	2	3,898
Loan impairment charges	129	45	(4)	5	—	—	175	—	18	193
	1,060	954	1,592	293	(124)	—	3,775	(54)	(16)	3,705
Operating expenses(2)	1,206	680	1,464	254	98	—	3,702	201	(16)	3,887
Profit (loss) before income tax expense	$(146)	$274	$128	$39	$(222)	$—	$73	$(255)	$—	$(182)
Balances at end of period:
Total assets	$19,267	$23,427	$180,559	$8,340	$766	$—	$232,359	$(49,879)	$3,007	$185,487
Total loans, net	16,233	22,254	18,336	6,206	—	—	63,029	1,503	2,557	67,089
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	30,220	21,601	33,231	12,036	—	—	97,088	(3,869)	19,389	112,608

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

(3)
During the second quarter of 2015, we concluded that brokered deposits would be better presented as debt under the Group Reporting Basis. As a result, we reclassified $3.7 billion of brokered deposits in the GB&M segment to debt at December 31, 2014 to conform with the current year presentation. There was no impact at December 31, 2013.

(4)
Represents adjustments associated with differences between the Group Reporting Basis and the U.S. GAAP basis of accounting. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Profit (Loss) before Income Tax Expense	Total Assets
	(in millions)
December 31, 2015
Unquoted equity securities	$—	$—	$—	$—	$—	$(228)
Reclassification of financial assets	(8)	6	—	—	(2)	7
Securities	—	—	—	(1)	1	(7)
Derivatives	—	(3)	—	—	(3)	(46,245)
Loan impairment	(61)	3	132	1	(191)	(329)
Property	—	—	—	(19)	19	21
Pension and other postretirement benefit costs	—	—	—	15	(15)	(177)
Goodwill	—	—	—	—	—	348
Litigation	—	—	—	(2)	2	—
Loan origination	(22)	(3)	—	(47)	22	49
Loans held for sale	—	(16)	(2)	—	(14)	(4)
Low Income Housing Tax Credits	—	(12)	—	—	(12)	—
Other	13	(14)	—	1	(2)	(4)
Total adjustments	$(78)	$(39)	$130	$(52)	$(195)	$(46,569)
December 31, 2014
Unquoted equity securities	$—	$—	$—	$—	$—	$(195)
Reclassification of financial assets	(10)	8	—	—	(2)	11
Securities	—	—	—	(3)	3	(13)
Derivatives	—	(4)	—	—	(4)	(53,973)
Loan impairment	(56)	1	120	1	(176)	(204)
Property	—	—	—	(16)	16	28
Pension and other postretirement benefit costs	—	—	—	11	(11)	(166)
Goodwill	—	—	—	—	—	348
Litigation	—	—	—	(135)	135	1
Gain on sale of London Branch precious metals business to affiliate	—	(98)	—	—	(98)	—
Low Income Housing Tax Credits	—	(16)	—	—	(16)	—
Other	(8)	(23)	(40)	(16)	25	25
Total adjustments	$(74)	$(132)	$80	$(158)	$(128)	$(54,138)
December 31, 2013
Unquoted equity securities	$—	$—	$—	$—	$—	$(163)
Reclassification of financial assets	(14)	40	—	—	26	11
Securities	—	(1)	—	(2)	1	(24)
Derivatives	—	(3)	—	—	(3)	(49,876)
Loan impairment	(57)	1	(11)	1	(46)	(94)
Property	—	—	—	(17)	17	37
Pension and other postretirement benefit costs	—	—	—	24	(24)	(154)
Goodwill impairment	—	—	—	135	(135)	348
Low Income Housing Tax Credits	—	(30)	—	—	(30)	—
Other	(5)	15	11	60	(61)	36
Total adjustments	$(76)	$22	$—	$201	$(255)	$(49,879)

HSBC USA Inc.

(5)	Represents differences in financial statement presentation between Group Reporting Basis and U.S. GAAP.

23. Retained Earnings and Regulatory Capital Requirements

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
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:(3)
HSBC USA	$17,766	4.5%	(2)	12.0%	$13,754	4.5%	(2)	10.3%
HSBC Bank USA	19,796	6.5		13.8	17,215	6.5		13.5
Tier 1 capital ratio:(3)
HSBC USA	18,764	6.0		12.6	15,205	6.0		11.4
HSBC Bank USA	22,109	8.0		15.4	17,215	8.0		13.5
Total capital ratio:(3)
HSBC USA	24,425	10.0		16.5	21,017	10.0		15.8
HSBC Bank USA	26,670	10.0		18.6	22,760	10.0		17.9
Tier 1 leverage ratio:
HSBC USA	18,764	4.0	(2)	9.5	15,205	4.0	(2)	8.5
HSBC Bank USA	22,109	5.0		11.6	17,215	5.0		10.1
Risk weighted assets:(3)
HSBC USA	148,421				133,211
HSBC Bank USA	143,393				127,456

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

HSBC USA Inc.

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
During 2014, HSBC USA did not receive any cash capital contributions from its immediate parent, HNAI, or make any capital contributions to its subsidiary, HSBC Bank USA.
Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At both December 31, 2015 and 2014, deferred tax assets of $8 million were excluded in the computation of regulatory capital.

24. Variable Interest Entities

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

HSBC USA Inc.

Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of December 31, 2015 and 2014 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate on consolidation.

	December 31, 2015		December 31, 2014
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$320	$—	$380	$—
Long-term debt	—	92	—	92
Interest, taxes and other liabilities	—	68	—	75
Total	$320	$160	$380	$167
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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of December 31, 2015 and 2014:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At December 31, 2015
Asset-backed commercial paper conduits	$58	$—	$15,183	$3,362
Structured note vehicles	2,870	8	5,888	5,879
Low income housing partnerships	138	121	302	138
Total	$3,066	$129	$21,373	$9,379
At December 31, 2014
Asset-backed commercial paper conduits	$29	$—	$10,984	$2,685
Structured note vehicles	2,841	7	5,867	5,860
Low income housing partnerships	44	39	141	44
Total	$2,914	$46	$16,992	$8,589
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

HSBC USA Inc.

institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $3,362 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
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
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 4, "Securities," and Note 26, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

25. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

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

HSBC USA Inc.

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of December 31, 2015 and 2014. Following the table is a description of the various arrangements.

	December 31, 2015		December 31, 2014
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(2,621)	$91,435	$(1,484)	$117,768
Financial standby letters of credit, net of participations(2)(3)	—	5,842	—	5,358
Performance standby letters of credit, net of participations(2)(3)	—	3,008	—	3,083
Liquidity asset purchase agreements(3)	—	3,362	—	2,685
Total	$(2,621)	$103,647	$(1,484)	$128,894

(1)	Includes $44,130 million and $32,688 million of notional issued for the benefit of HSBC affiliates at December 31, 2015 and 2014, respectively.

(2)	Includes $910 million and $937 million issued for the benefit of HSBC affiliates at December 31, 2015 and 2014, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(2,621)	$91,435	$(1,484)	$117,768
Buy-protection credit derivative positions	2,789	96,635	1,741	122,969
Net position(1)	$168	$5,200	$257	$5,201

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

HSBC USA Inc.

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,842 million and $3,008 million, respectively. As of December 31, 2014, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,358 million and $3,083 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $54 million and $50 million at December 31, 2015 and 2014, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $16 million at December 31, 2015 and 2014, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit as of December 31, 2015 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.4	$46,286	$25,524	$71,810
Structured CDS	1.3	5,016	568	5,584
Index credit derivatives	3.5	3,838	7,013	10,851
Total return swaps	2.6	2,769	421	3,190
Subtotal		57,909	33,526	91,435
Standby Letters of Credit(2)	1.1	6,192	2,658	8,850
Total		$64,101	$36,184	$100,285

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency

HSBC USA Inc.

is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2015 and 2014 we had issued $3,362 million and $2,685 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 24, "Variable Interest Entities," for further information.
Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. Visa used a portion of the IPO proceeds to establish an escrow account to fund future claims arising from those covered litigations. From 2009 to 2011, Visa exercised its rights to sell shares of existing Class B shareholders and deposited the proceeds in order to increase the escrow account. At December 31, 2015 and 2014, we estimated the shares held in the Visa escrow account were sufficient to cover any anticipated liabilities that may arise as a result of settlements or other resolutions of still-pending cases, therefore, no liability was recorded relating to this litigation.
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
Lease Obligations  We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $143 million, $147 million and $149 million in 2015, 2014, and 2013, respectively.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2016	$133	$(3)	$130
2017	119	(1)	118
2018	108	(1)	107
2019	91	(1)	90
2020	54	(1)	53
Thereafter	114	(1)	113
Net minimum lease commitments	$619	$(8)	$611
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," for additional discussion of related exposure.
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

HSBC USA Inc.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $5 million, $3 million and $44 million at December 31, 2015, 2014 and 2013, respectively.
The following table summarizes the change in our estimated repurchase liability during 2015, 2014 and 2013 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

Year Ended December 31,	2015	2014	2013
	(in millions)
Balance at beginning of period	$27	$99	$219
Increase (decrease) in liability recorded through earnings	(9)	(41)	21
Realized losses	(1)	(31)	(141)
Balance at end of period	$17	$27	$99
During 2014, we entered into a settlement with the FHLMC for $25 million, reflected in realized losses in the liability rollforward above, which settled our liability for substantially all loans sold to FHLMC from January 1, 2000 through 2013. As a result of the settlement and a re-assessment of the residual exposure, we released $34 million in repurchase reserves. During 2013, we entered into a similar settlement with FNMA for $83 million, reflected in realized losses in the liability rollforward above, which settled our liability for substantially all loans sold to FNMA between January 1, 2000 and June 26, 2012. The settlement resulted in a release of $15 million in repurchase reserves previously provided for this exposure. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreements.
Our remaining repurchase liability of $17 million at December 31, 2015 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at December 31, 2015. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

At December 31,	2015	2014
	(in millions)
Interest bearing deposits with banks	$676	$415
Trading assets(1)	3,802	2,886
Securities available-for-sale(2)	11,092	22,023
Securities held-to-maturity	3,293	3,602
Loans(3)	17,880	12,580
Other assets(4)	1,765	2,495
Total	$38,508	$44,001

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,000 million and $8,348 million

HSBC USA Inc.

at December 31, 2015 and 2014, respectively. The fair value of trading assets that could be sold or repledged was $3,797 million and $2,886 million at December 31, 2015 and 2014, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $25,058 million and $7,165 million at December 31, 2015 and 2014, respectively, discussed further below. Of this collateral, $19,558 million and $6,765 million could be sold or repledged at December 31, 2015 and 2014, respectively, of which $3,400 million and $2,226 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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
The following table provides information about resale and repurchase agreements that are subject to offset as of December 31, 2015 and 2014:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of December 31, 2015
Assets:
Securities purchased under resale agreements	$25,058	5,211	19,847	19,845	—	$2
Liabilities:
Securities sold under repurchase agreements	$8,197	5,211	2,986	2,954	—	$32

As of December 31, 2014:
Assets:
Securities purchased under resale agreements	$7,165	5,752	1,413	1,413	—	$—
Liabilities:
Securities sold under repurchase agreements	$13,459	5,752	7,707	7,707	—	$—

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

HSBC USA Inc.

The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings as of December 31, 2015:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
As of December 31, 2015
Assets:
U.S. Treasury, U.S. Government agencies and sponsored entities	$1,764	$3,457	$—	$—	$2,976	$8,197

26. Fair Value Measurements

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
Credit risk adjustment - The credit risk adjustment is an adjustment to a group of financial assets and financial liabilities, predominantly derivative assets and derivative liabilities, to reflect the credit quality of the parties to the transaction in arriving at fair value. A credit valuation adjustment to a financial asset is required to reflect the default risk of the counterparty. A debit valuation adjustment to a financial liability is recorded to reflect the default risk of HUSI. See "Valuation Techniques - Derivatives" below for additional details.
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
We apply stress scenarios in determining appropriate liquidity risk and model risk adjustments for Level 3 fair values by reviewing the historical data for unobservable inputs (e.g., correlation, volatility). Some stress scenarios involve at least a 95 percent confidence interval (i.e., two standard deviations). We also utilize unobservable parameter adjustments when instruments are valued using internally developed models which reflects the uncertainty in the value estimates provided by the model.

HSBC USA Inc.

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

HSBC USA Inc.

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
The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2015 and 2014:

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$8,494	$8,494	$968	$7,478	$48
Federal funds sold and securities purchased under resale agreements	19,847	19,847	—	19,847	—
Non-derivative trading assets	11,935	11,935	3,088	5,756	3,091
Derivatives	5,614	5,614	5	5,579	30
Securities	49,797	49,938	21,924	28,014	—
Commercial loans, net of allowance for credit losses	61,674	62,417	—	—	62,417
Commercial loans designated under fair value option and held for sale	151	151	—	151	—
Commercial loans held for sale	1,944	1,958	—	55	1,903
Consumer loans, net of allowance for credit losses	20,331	19,185	—	—	19,185
Consumer loans held for sale:
Residential mortgages	11	11	—	7	4
Other consumer	79	79	—	—	79
Financial liabilities:
Short-term financial liabilities	$3,082	$3,124	$—	$3,076	$48
Deposits:
Without fixed maturities	101,146	101,146	—	101,146	—
Fixed maturities	10,514	10,508	—	10,508	—
Deposits designated under fair value option	6,919	6,919	—	5,052	1,867
Non-derivative trading liabilities	1,049	1,049	363	686	—
Derivatives	6,993	6,993	9	6,957	27
Short-term borrowings designated under fair value option	1,976	1,976	—	1,976	—
Long-term debt	24,338	24,874	—	24,874	—
Long-term debt designated under fair value option	9,171	9,171	—	8,425	746

HSBC USA Inc.

December 31, 2014	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,746	$31,746	$891	$30,807	$48
Federal funds sold and securities purchased under resale agreements	1,413	1,413	—	1,413	—
Non-derivative trading assets	15,490	15,490	2,675	9,722	3,093
Derivatives	7,258	7,258	10	7,200	48
Securities	43,609	43,835	22,048	21,787	—
Commercial loans, net of allowance for credit losses	57,595	58,891	—	—	58,891
Commercial loans designated under fair value option and held for sale	384	384	—	384	—
Commercial loans held for sale	144	144	—	144	—
Consumer loans, net of allowance for credit losses	19,466	17,896	—	—	17,896
Consumer loans held for sale:
Residential mortgages	18	19	—	14	5
Other consumer	66	66	—	—	66
Financial liabilities:
Short-term financial liabilities	$12,861	$12,861	$—	$12,813	$48
Deposits:
Without fixed maturities	105,962	105,962	—	105,962	—
Fixed maturities	2,810	2,813	—	2,813	—
Deposits designated under fair value option	7,346	7,346	—	5,378	1,968
Non-derivative trading liabilities	705	705	653	52	—
Derivatives	8,413	8,413	8	8,376	29
Long-term debt	18,733	19,524	—	19,524	—
Long-term debt designated under fair value option	8,791	8,791	—	8,144	647
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2015 and 2014 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since 2014 reflects the conditions in the housing industry which have continued to show improvement in 2015 due to improvements in property values as well as lower required market yields and increased investor demand for these types of receivables.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,088	$167	$—	$3,255	$—	$3,255
Obligations of U.S. States and political subdivisions	—	559	—	559	—	559
Collateralized debt obligations	—	—	221	221	—	221
Asset-backed securities:
Residential mortgages	—	114	—	114	—	114
Student Loans	—	89	—	89	—	89
Corporate and other domestic debt securities	—	—	2,870	2,870	—	2,870
Debt Securities issued by foreign entities:
Corporate	—	55	—	55	—	55
Government-backed	—	3,974	—	3,974	—	3,974
Equity securities	—	18	—	18	—	18
Precious metals trading	—	780	—	780	—	780
Derivatives(2):
Interest rate contracts	26	35,241	2	35,269	—	35,269
Foreign exchange contracts	—	24,161	16	24,177	—	24,177
Equity contracts	—	1,687	119	1,806	—	1,806
Precious metals contracts	38	891	—	929	—	929
Credit contracts	—	3,676	209	3,885	—	3,885
Derivatives netting	—	—	—	—	(60,452)	(60,452)
Total derivatives	64	65,656	346	66,066	(60,452)	5,614
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	21,924	12,621	—	34,545	—	34,545
Obligations of U.S. states and political subdivisions	—	348	—	348	—	348
Asset-backed securities:
Commercial mortgages	—	9	—	9	—	9
Home equity	—	75	—	75	—	75
Other	—	89	—	89	—	89
Debt Securities issued by foreign entities:
Corporate	—	191	—	191	—	191
Government-backed	—	355	—	355	—	355
Equity securities	—	161	—	161	—	161
Loans(3)	—	151	—	151	—	151
Mortgage servicing rights(4)	—	—	140	140	—	140
Total assets	$25,076	$85,412	$3,577	$114,065	$(60,452)	$53,613
Liabilities:
Domestic deposits(5)	$—	$5,052	$1,867	$6,919	$—	$6,919
Trading liabilities, excluding derivatives	363	686	—	1,049	—	1,049
Derivatives(2):
Interest rate contracts	28	35,432	1	35,461	—	35,461
Foreign exchange contracts	15	22,405	16	22,436	—	22,436
Equity contracts	—	1,560	202	1,762	—	1,762
Precious metals contracts	39	552	—	591	—	591
Credit contracts	—	3,753	30	3,783	—	3,783
Derivatives netting	—	—	—	—	(57,040)	(57,040)
Total derivatives	82	63,702	249	64,033	(57,040)	6,993
Short-term borrowings(5)	—	1,976	—	1,976	—	1,976
Long-term debt(5)	—	8,425	746	9,171	—	9,171
Total liabilities	$445	$79,841	$2,862	$83,148	$(57,040)	$26,108

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2014	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,675	$48	$—	$2,723	$—	$2,723
Obligations of U. S. States and political subdivisions	—	591	—	591	—	591
Collateralized debt obligations	—	—	253	253	—	253
Asset-backed securities:
Residential mortgages	—	142	—	142	—	142
Student loans	—	86	—	86	—	86
Corporate and other domestic debt securities	—	1	2,840	2,841	—	2,841
Debt Securities issued by foreign entities:
Corporate	—	184	—	184	—	184
Government-backed	—	6,656	—	6,656	—	6,656
Equity securities	—	22	—	22	—	22
Precious metals trading	—	1,992	—	1,992	—	1,992
Derivatives(2):
Interest rate contracts	46	46,012	1	46,059	—	46,059
Foreign exchange contracts	—	22,241	23	22,264	—	22,264
Equity contracts	—	2,212	180	2,392	—	2,392
Precious metals contracts	59	1,013	—	1,072	—	1,072
Credit contracts	—	3,899	296	4,195	—	4,195
Derivatives netting	—	—	—	—	(68,724)	(68,724)
Total derivatives	105	75,377	500	75,982	(68,724)	7,258
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,048	3,117	—	25,165	—	25,165
Obligations of U.S. states and political subdivisions	—	667	—	667	—	667
Asset-backed securities:
Commercial mortgages	—	43	—	43	—	43
Home equity	—	89	—	89	—	89
Other	—	94	—	94	—	94
Debt Securities issued by foreign entities:
Corporate	—	517	—	517	—	517
Government-backed	—	3,398	—	3,398	—	3,398
Equity securities	—	167	—	167	—	167
Loans(3)	—	384	—	384	—	384
Mortgage servicing rights(4)	—	—	159	159	—	159
Total assets	$24,828	$93,575	$3,752	$122,155	$(68,724)	$53,431
Liabilities:
Domestic deposits(5)	$—	$5,378	$1,968	$7,346	$—	$7,346
Trading liabilities, excluding derivatives	653	52	—	705	—	705
Derivatives(2):
Interest rate contracts	43	46,683	1	46,727	—	46,727
Foreign exchange contracts	13	20,847	23	20,883	—	20,883
Equity contracts	—	1,661	138	1,799	—	1,799
Precious metals contracts	18	596	—	614	—	614
Credit contracts	—	3,941	86	4,027	—	4,027
Derivatives netting	—	—	—	—	(65,637)	(65,637)
Total derivatives	74	73,728	248	74,050	(65,637)	8,413
Long-term debt(5)	—	8,144	647	8,791	—	8,791
Total liabilities	$727	$87,302	$2,863	$90,892	$(65,637)	$25,255

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $5,150 million and $5,602 million and trading derivative liabilities of $6,406 million and $7,459 million as of December 31, 2015 and 2014, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

HSBC USA Inc.

(3)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 7, "Loans Held for Sale," for further information.

(4)	See Note 9, "Intangible Assets," for additional information.

(5)	See Note 15, "Fair Value Option," for additional information.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during 2015 and 2014.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during 2015 and 2014. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$15	$—	$—	$—	$(47)	$—	$—	$221	$4
Corporate and other domestic debt securities	2,840	—	—	30	—	—	—	—	2,870	—
Derivatives, net(2):
Interest rate contracts	—	—	1	—	—	—	—	—	1	1
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	(55)	—	—	—	(69)	(2)	1	(83)	(82)
Credit contracts	210	(19)	—	—	—	(12)	—	—	179	(53)
Mortgage servicing rights(3)	159	—	1	—	—	(20)	—	—	140	1
Total assets	$3,504	$(59)	$2	$30	$—	$(148)	$(2)	$1	$3,328	$(129)
Liabilities:
Domestic deposits(4)	$(1,968)	$—	$(10)	$—	$(353)	$360	$(162)	$266	$(1,867)	$10
Long-term debt(4)	(647)	—	62	—	(522)	233	(3)	131	(746)	60
Total liabilities	$(2,615)	$—	$52	$—	$(875)	$593	$(165)	$397	$(2,613)	$70

HSBC USA Inc.

	Jan. 1, 2014	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2014	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$29	$—	$—	$—	$(30)	$—	$—	$253	$24
Corporate and other domestic debt securities	2,260	(5)	—	585	—	—	—	—	2,840	(4)
Government debt securities issued by foreign entities	121	5	—	—	—	(7)	—	(119)	—	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	—
Foreign exchange contracts	95	9	—	—	—	(11)	—	(93)	—	—
Equity contracts	3	102	—	—	—	(74)	12	(1)	42	31
Precious metals contracts	(2)	2	—	—	—	—	—	—	—	—
Credit contracts	191	(94)	—	—	—	(1)	—	114	210	(146)
Mortgage servicing rights(3)	227	—	(38)	—	—	(30)	—	—	159	(38)
Total assets	$3,150	$48	$(39)	$585	$—	$(153)	$12	$(99)	$3,504	$(133)
Liabilities:
Domestic deposits(4)	$(2,334)	$—	$(249)	$—	$(346)	$484	$(201)	$678	$(1,968)	$(22)
Long-term debt(4)	(900)	—	120	—	(321)	259	(7)	202	(647)	(26)
Total liabilities	$(3,234)	$—	$(129)	$—	$(667)	$743	$(208)	$880	$(2,615)	$(48)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $346 million and derivative liabilities of $249 million as of December 31, 2015 and derivative assets of $500 million and derivative liabilities of $248 million as of December 31, 2014.

(3)	See Note 9, "Intangible Assets," for additional information.

(4)	See Note 15, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of December 31, 2015 and 2014:

December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	221	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,870	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	18% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	18% - 22%
Equity derivative contracts(1)	(83)	Option pricing model	Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
			Equity dividend yields	0% - 18%
Credit derivative contracts	179	Option pricing model	Correlation of defaults of a portfolio of reference credit names	44% - 47%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	140	Option adjusted discounted cash flows	Constant prepayment rates	11% - 50%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$87 - $329 per account
Domestic deposits (structured deposits)(1)(2)	(1,867)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
Long-term debt (structured notes)(1)(2)	(746)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%

HSBC USA Inc.

December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	253	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 91%
Corporate and other domestic debt securities	2,840	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	6% - 98%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	10% - 17%
Equity derivative contracts(1)	42	Option pricing model	Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Credit derivative contracts	210	Option pricing model	Correlation of defaults of a portfolio of reference credit names	52% - 57%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	159	Option adjusted discounted cash flows	Constant prepayment rates	10% - 49%
			Option adjusted spread	8% - 19%
			Estimated annualized costs to service	$91 - $333 per account
Domestic deposits (structured deposits)(1)(2)	(1,968)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%
Long-term debt (structured notes)(1)(2)	(647)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 17%
			Equity / Equity Index volatility	11% - 60%
			Equity / Equity and Equity / Index correlation	47% - 73%

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

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of December 31, 2015 is about 1.8 times that of CLOs.

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

HSBC USA Inc.

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 18 percent and 22 percent while the implied volatility for equity/equity or equity/equity index is between 14 percent and 72 percent, respectively, at December 31, 2015. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 5 percent and 7 percent, respectively, at December 31, 2015.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 48 percent and 59 percent at December 31, 2015.

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
Significant Transfers Into and Out of Level 3 Measurements During 2015, we transferred $266 million of domestic deposits and $131 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during 2015, we transferred $162 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During 2014, we transferred $678 million of domestic deposits and $202 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the second quarter of 2014, we transferred $119 million of government debt securities issued by foreign governments and the related foreign exchange and credit derivatives from Level 3 to Level 2 due to the availability of inputs in the market including independent pricing service valuations. Additionally, during 2014, we transferred $201 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of December 31, 2015 and 2014. The gains (losses) during 2015 and 2014 are also included.

	Non-Recurring Fair Value Measurements as of December 31, 2015				Total Gains (Losses) For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$2	$3	$5	$—
Consumer loans(2)	—	133	—	133	(34)
Commercial loans held for sale(3)	—	55	—	55	(16)
Impaired commercial loans(4)	—	—	116	116	(79)
Real estate owned(5)	—	22	—	22	5
Total assets at fair value on a non-recurring basis	$—	$212	$119	$331	$(124)

	Non-Recurring Fair Value Measurements as of December 31, 2014				Total Gains (Losses) For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$5	$5	$3
Consumer loans(2)	—	164	—	164	(39)
Commercial loans held for sale(3)	—	77	—	77	(13)
Impaired commercial loans(4)	—	—	53	53	(14)
Real estate owned(5)	—	19	—	19	5
Total assets at fair value on a non-recurring basis	$—	$260	$58	$318	$(58)

(1)
As of December 31, 2015 and 2014, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	As of December 31, 2015 and 2014, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of December 31, 2015 and 2014:

As of December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$3	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	116	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 70%

As of December 31, 2014
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$5	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	53	Valuation of third party appraisal on underlying collateral	Loss severity rates	8% - 47%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale primarily represent subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for these loans was approximately 68 percent at December 31, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 25 percent at December 31, 2015. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral value and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. Where available, such inputs are derived principally from or corroborated by observable market data. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of receivables with similar characteristics. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since some receivable pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various receivable portfolios.
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $54 million and $50 million at December 31, 2015 and 2014, respectively.
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

•
Other domestic debt and foreign debt securities (corporate and government) - For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•
Equity securities – Except for those legacy investments in hedge funds, since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For hedge fund investments, we receive monthly statements from the investment manager with the estimated fair value.

HSBC USA Inc.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of December 31, 2015:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$61	$—	$61
	Residential mortgages - Subprime	47	—	47
	Student loans	89	—	89
	Total AAA -A	197	—	197
BBB -B	Collateralized debt obligations	—	221	221
CCC-Unrated	Residential mortgages - Subprime	6	—	6
		$203	$221	$424
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$9	$—	$9
	Home equity - Alt A	75	—	75
	Other	89	—	89
	Total AAA -A	$173	$—	$173

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
We use the OIS curves as inputs to measure the fair value of collateralized derivatives. Historically, we valued uncollateralized derivatives by discounting expected future cash flows at a benchmark interest rate, typically LIBOR or its equivalent. In line with evolving industry practice, we changed this approach during 2014. We now view the OIS curve as the base discounting curve for all derivatives, both collateralized and uncollateralized, and have adopted a FFVA to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the OIS rate. The impact of adopting the FFVA in 2014 was a reduction to trading revenue of $9 million. This is an area in which a full industry consensus has not yet emerged. We will continue to monitor industry evolution and refine the calculation methodology as necessary.
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
Structured notes and deposits – Structured notes and deposits are hybrid instruments containing embedded derivatives and are elected to be measured at fair value in their entirety under fair value option accounting principles. The valuation of hybrid instruments is predominantly driven by the derivative features embedded within the instruments and own credit risk. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option. Cash flows of the funded notes and deposits in their entirety, including the embedded derivatives, are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates, and the structured note rates in recent executions.
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

27. Litigation and Regulatory Matters

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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $160 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
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
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance, HSBC North America and HSBC, as well as other banks and Visa Inc. ("Visa") and MasterCard Incorporated ("MasterCard"), had been named as defendants in a number of consolidated merchant class actions and individual merchant actions had been filed against Visa and MasterCard, alleging that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the federal antitrust laws. In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. ("MDL 1720"). In 2011, MasterCard, Visa, the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the "Sharing Agreements") that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The district court granted final approval of the class settlement in December 2013 and entered the Class Settlement Order and final judgment dismissing the class action shortly thereafter. Certain objecting merchants appealed to the Court of Appeals for the Second Circuit, and that appeal is pending. Separately, in July 2015, various objectors filed a motion in the district court contending that the approval order should be set aside because of alleged improper communications between one of plaintiff's outside counsel and one of MasterCard's former outside counsel.
Numerous merchants objected and/or opted out of the settlement during the exclusion period. Various opt-out merchants have filed opt-out suits in either state or federal court, most of which have been transferred to the consolidated multidistrict litigation, MDL 1720. To date, certain groups of opt-out merchants have entered into settlement agreements with the defendants in those actions and certain HSBC entities that, pursuant to the MDL 1720 Sharing Agreements, are responsible for a pro rata portion of any judgment or settlement amount awarded in actions consolidated into MDL 1720.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed in December 2013, against HSBC Bank USA, HSBC North America, HSBC Finance, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants’ conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transactions, not merchants, and that card holders were therefore injured

HSBC USA Inc.

by the alleged anticompetitive conduct. In March and May 2014, defendants, including the HSBC defendants, filed a motion to dismiss. In June 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720. On November 26, 2014, the court granted defendants' motion to dismiss the federal antitrust claim and declined to exercise jurisdiction over the state law claim. Plaintiffs moved for reconsideration of the dismissal decision in December 2014. The motion is fully briefed and we await a decision from the court. In January 2015, plaintiffs also appealed the district court’s dismissal of the action.
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
In addition to the State Action, three purported class actions were filed in federal court, which after certain motions were filed and heard, were centralized by order of the Judicial Panel on Multidistrict Litigation in June 2013 into the case captioned HSBC Overdraft MDL in the Eastern District of New York (the "Federal Action"). Interim class counsel filed their consolidated complaint on September 30, 2013. In March 2014, the Eastern District of New York granted in part and denied in part HSBC Bank USA's motion to dismiss, but on reconsideration reinstated certain additional claims. Discovery in the action was largely completed in 2015.
HSBC Bank USA reached an agreement with plaintiffs in the State Action to settle the claims on a class wide basis for $30 million. In October 2015, the court granted preliminary approval of the settlement. Plaintiffs in the Federal Action moved to intervene in the State Action, but the court denied that motion in September 2015. Federal plaintiffs appealed that decision and sought a stay of proceedings in the State Action pending a decision on their appeal. The appellate division denied the request for a stay in December 2015 and upheld the lower court’s decision on appeal in January 2016. In February 2016, HSBC Bank USA reached an agreement with all plaintiffs to increase the class wide settlement to $32 million, subject to court approval. The final settlement approval hearing is scheduled for April 2016.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. The HSBC defendants filed a motion for summary judgment in July 2014. In March 2015, the court denied the motion, and the HSBC defendants filed a motion seeking, among other things, reconsideration of certain parts of the court's ruling. In November 2015, the HSBC defendants' motion for reconsideration was granted in part, and the court reversed certain aspects of its March 2015 decision. Discovery is proceeding in accordance with the court's rulings.
County of Cook v HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031). In March 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed in March 2014. The HSBC defendants' filed a motion to dismiss the amended complaint. In September 2015, the court denied the motion. The defendants moved to certify the case for interlocutory appeal, which motion was denied in January 2016.
Lender-Placed Insurance Matters
Lender-placed insurance involves a lender obtaining an insurance policy (hazard or flood insurance) on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny from both federal and state agencies. We have received and may continue to receive regulatory inquiries.
Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliates, HSBC Insurance (USA) Inc., and HSBC Mortgage Services Inc., received subpoenas from the New York Department of Financial Services (the "NYDFS") with respect to lender-placed insurance activities dating back to September 2005. We provided documentation and information to the

HSBC USA Inc.

NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand to HSBC Mortgage Corporation (USA) seeking information about lender-placed insurance activities. In January 2014, HSBC Mortgage Corporation (USA) and various other HSBC entities engaged in mortgage related servicing agreed to a settlement with the the Massachusetts Attorney General concerning allegations of conflict of interest in placement of lender placed insurance, including the cost of and revenues allegedly derived from placement of the insurance. The HSBC entities paid $4.075 million to Massachusetts to be held in escrow until the settlement was finalized. On February 17, 2016, the settlement was finalized by the filing of an Assurance of Discontinuance in the Massachusetts Superior Court.
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
All of the above matters have been settled and the court has granted final approval of such settlements, with the exception of West, et al. v. HSBC Mortgage Corporation (USA), et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687), in which the parties reached a settlement in principle in January 2016. The settlements were all within our reserves for these matters, and administration for the class settlements is nearly complete.
Private Mortgage Insurance Matters
Private Mortgage Insurance ("PMI") is insurance required to be obtained by home purchasers who provide a down payment less than a certain percentage threshold of the purchase price, typically 20 percent. The insurance generally protects the lender against a default on the loan. In January 2013, a putative class action related to PMI was filed against various HSBC U.S. entities, including HSBC USA and certain of our subsidiaries captioned Ba v. HSBC Bank USA, N.A., et al (E.D. Pa. No. 2:13-cv-00072PD). This action relates primarily to industry-wide practices and includes allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, self-dealing, insufficient disclosures and improper fees. Following the court’s denial of the defendants’ motion to dismiss, the U.S. HSBC entities answered the complaint in August 2013. The court denied the HSBC defendants’ motion for summary judgment without prejudice in January 2015 and the HSBC defendants renewed their motion. The case is stayed pending the U.S. Court of Appeals for the Third Circuit’s decision in a similar matter.
Credit Default Swap Matters
HSBC Bank USA, HSBC and HSBC Bank plc have been named as defendants, among others, in numerous putative class actions relating to credit default swaps. These actions allege that the defendants, which include the International Swaps and Derivatives Association, Inc., Markit Group Ltd. and several financial institutions, conspired to restrain trade in violation of the federal antitrust laws by, among other things, restricting access to credit default swap pricing exchanges and blocking new entrants into the exchange market, with the purpose and effect of artificially inflating the bid/ask spread paid to buy and sell credit default swaps in the United States. In October 2013, the Judicial Panel on Multi-district Litigation ordered that all cases be consolidated in the Southern District of New York as In re Credit Default Swaps Antitrust Litigation, MDL No. 2476. In May 2013, plaintiffs filed a second amended consolidated complaint. That consolidated complaint names as defendants HSBC Bank USA and HSBC Bank plc, but not HSBC, among other defendants. In September 2014, the court granted in part and denied in part the defendants’ motion to dismiss. In September 2015, the HSBC defendants settled the action for a total payment of $25 million, subject to court approval. The court granted preliminary approval of the settlement in October 2015 and scheduled a final settlement approval hearing for April 2016. HSBC Bank USA's portion of the settlement is $12.5 million.
In July 2013, HSBC and certain of its affiliates, including HSBC Bank USA, received a Statement of Objections from the European Commission relating to its ongoing investigation of alleged anti-competitive activity by a number of market participants in the credit derivatives market between 2006 and 2009. The Statement of Objections sets out the European Commission's preliminary views and does not prejudge the final outcome of its investigation. The HSBC entities responded to the Statement of Objections and attended an oral hearing in May 2014. Following the oral hearing, the European Commission decided to conduct a further investigation phase before deciding whether or how to proceed with the case. In December 2015, the European Commission announced that based on a thorough analysis of all the information received from the parties in their responses to the Statement of Objections and during the oral hearing, as well as the results of additional fact finding conducted by the European Commission after the oral hearing, it had decided to close the case against all 13 investment banks, including all of the HSBC entities.  The European Commission’s investigation relating to Markit and ISDA is ongoing.

HSBC USA Inc.

Foreign Exchange (“FX”) Matters
Since December 2013 HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA have been named as defendants, among others, in several putative class actions filed in the U.S. District Court for the Southern District of New York. In March 2014, plaintiffs filed an amended consolidated complaint naming HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA, among others, as defendants. The amended consolidated complaint alleges, among other things, that defendants conspired to manipulate the WM/Reuters foreign currency rates by sharing customers' confidential order flow information, thereby injuring plaintiffs and others by forcing them to pay artificial and non-competitive prices for products based off these foreign currency rates (the “Consolidated Action”). Separate putative class actions also were brought on behalf of putative classes comprised of non-U.S. plaintiffs (the “Foreign Actions”). Defendants moved to dismiss all actions. In January 2015, the court denied defendants' motion to dismiss the Consolidated Action but granted the motion, without leave to replead, with respect to the Foreign Actions.
The HSBC defendants settled the consolidated class action in September 2015 for a total payment of $285 million. HSBC Bank USA’s portion of the settlement is $14.25 million and was settled within reserves. The court granted preliminary approval of the settlement in December 2015.
In September 2015, two putative class action complaints were filed in the Superior Court of Justice, provinces of Ontario and Quebec, Canada, against, among others, HSBC, HSBC Bank plc, HSBC North America, HSBC Bank USA and HSBC Bank Canada. The complaints allege, among other things, that defendants conspired to fix the supply and rates of currency in the foreign currency market by sharing confidential customer information and coordinating trading to control or manipulate key rates. In addition to the above actions, a putative class action was filed in the New York District Court making similar allegations on behalf of ERISA plan participants, and another one was filed on behalf of retail customers in California District Court. These actions are in early stages.
HSBC and certain of its affiliates, including HSBC Bank USA, along with a number of other firms, are being investigated by several law enforcement and/or regulatory agencies in various countries in relation to trading on the foreign exchange market. We are cooperating with the investigations. In May 2015, the DOJ resolved its ongoing investigations against five non-HSBC financial institutions, resulting in four pleading guilty to a criminal charge for collusive efforts to influence foreign exchange benchmark rates and agreeing to pay criminal fines of more than $2.5 billion. Additional penalties were imposed by the Federal Reserve Board ("FRB") at the same time. HSBC Bank USA was not a party to these resolutions. In November 2014, HSBC reached settlements with the UK Financial Conduct Authority and the U.S. Commodity Futures Trading Commission. HSBC Bank USA was not parties to those settlements. The investigations involving HSBC Bank USA continue.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) Since March 2014, numerous putative class actions have been filed in the Southern District of New York and the Northern District of California naming as defendants HSBC USA, HSI, HSBC and HSBC Bank plc, in addition to other members of the London Gold Fix. The complaints allege that from around January 1, 2004 to the present, defendants conspired to manipulate the price of gold and gold derivatives during the afternoon London Gold Fix in order to reap profits on proprietary trades. The actions have been transferred to and centralized in the U.S. District Court for the Southern District of New York. An amended and consolidated complaint was filed in December 2014, and defendants filed their consolidated response thereto in February 2015. Plaintiffs filed a second consolidated amended complaint in March 2015. Defendants filed a motion to dismiss in April 2015. The motion is fully briefed. A hearing has been scheduled for March 2016.
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) In July 2014, putative class actions were filed in the U.S. District Court for the Southern and Eastern Districts of New York naming HSBC, HSBC Bank plc, HSBC Bank USA and the other members of The London Silver Market Fixing Ltd as defendants. The complaints allege that, from January 1999 to the present, defendants conspired to manipulate the price of physical silver and silver derivatives for their collective benefit in violation of the U.S. Commodity Exchange Act and U.S. antitrust laws. The actions have been transferred to and centralized in the U.S. District Court for the Southern District of New York. Plaintiffs filed a consolidated amended complaint in January 2015, which defendants moved to dismiss in March 2015. In response thereto, plaintiffs filed a second amended consolidated complaint in April 2015. Defendants' motion to dismiss the second amended consolidated complaint was filed in May 2015. The motion is fully briefed. A hearing has been scheduled for March 2016.
Platinum and Palladium Fix Litigation Since November 2014, several putative class actions have been filed in the U.S. District Court for the Southern District of New York naming as defendants members of The London Platinum and Palladium Fixing Company (the “Platinum Group Metals or PGM Fixing”), including HSBC Bank USA, BASF Metals Limited, Goldman Sachs International and Standard Bank, plc. The complaints allege that the defendants conspired to manipulate the benchmark prices for physical Platinum Group Metals ("PGM") and PGM-based financial products. Plaintiffs describe themselves as persons who, during the period January 2008 to the present (the purported class period), transacted in physical PGM and/or PGM-based financial products in the United States. Plaintiffs allege that defendants worked together during telephonic meetings of the PGM Fixing to set the benchmark rate at levels that would make them the greatest profit. Plaintiffs assert claims for price manipulation in violation

HSBC USA Inc.

of the Commodity Exchange Act, aiding and abetting violations of the Commodity Exchange Act, principal-agent liability under 7 U.S.C § 2(a)(1)(B), conspiracy in violation of the Sherman Act, and unjust enrichment. Plaintiffs filed a second amended consolidated complaint in August 2015. Defendants' motion to dismiss the second amended consolidated complaint was filed in September 2015. That motion is fully briefed.
In December 2015 a putative class action “Notice of Action” was filed in the Superior Court of Justice, Ontario Province, Canada, against, among others, HSBC, HSBC Bank plc, HSBC USA, HSBC Securities, HSBC Bank Canada and HSBC Securities Canada. The Notice of Action alleges, among other things, that defendants conspired to manipulate the price of gold and gold derivatives during the London Gold Fix. The action is at an early stage.
Precious Metals Investigation HSBC and certain of its affiliates, including HSBC Bank USA, along with a number of other firms, are being investigated by several law enforcement and/or regulatory agencies in various countries in relation to precious metals trading. In November 2014, the DOJ issued a document request to HSBC seeking a voluntary production of documents relating to a criminal investigation the DOJ is conducting in relation to potential anti-competitive and manipulative conduct in precious metals trading. In January 2016, the DOJ Antitrust Division informed the Bank that it was closing its investigation but the Fraud Section's investigation remains ongoing. We are cooperating with the investigations.
Madoff Litigation
In December 2008, Bernard L. Madoff ("Madoff") was arrested and ultimately pleaded guilty to running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants arising out of Madoff Securities’ fraud.
In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The Madoff Securities trustee filed a suit in the U.S. captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, against HSBC Bank USA and certain of our foreign affiliates. The trustee’s U.S. actions included common law claims, alleging that HSBC aided and abetted Madoff’s fraud and breach of fiduciary duty. Those claims were dismissed based on lack of standing. The trustee’s remaining claims seek recovery of prepetition transfers pursuant to U.S. bankruptcy law. The amount of these remaining claims has not been pleaded or determined as against HSBC.
The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC. HSBC has not been served with the trustee's English action. The trustee’s deadline for serving the claims has been extended through the third quarter of 2016.
In December 2011, claims against HSBC and other fund investors in three related putative class actions pending in the U.S. District Court for the Southern District of New York (In re Herald, Thema and Primeo Funds Litigation) were dismissed on forum non conveniens grounds. In September 2013, the Court of Appeals for the Second Circuit affirmed the dismissal. The plaintiffs filed petitions for certiorari to the U.S. Supreme Court, which were denied in March 2015.
A number of actions were filed against HSBC Bank USA and other HSBC entities beginning in December 2014, asserting common law claims by direct investors in Madoff or entities related to Madoff. The first is a purported class action filed in December 2014 in the U.S. District Court for the Southern District of New York against various HSBC defendants, including HSBC Bank USA, by direct investors in Madoff Securities who were holding their investments as of December 12, 2008, asserting common law claims for knowing participation in a breach of trust, aiding and abetting embezzlement, aiding and abetting breach of fiduciary duty, aiding and abetting conversion, aiding and abetting fraud and unjust enrichment and seeking to recover damages lost to Madoff Securities’ fraud on account of HSBC’s purported knowledge and furtherance of the fraud. Stephen and Leyla Hill, et al. v. HSBC Bank plc, et al. (Case No. 14-CV-9745(LTS)). The HSBC defendants filed a motion to dismiss in November 2015. The motion is fully briefed.
SPV Optimal SUS Ltd. (“SPV Optimal”), the purported assignee of Madoff Securities-invested Optimal Strategic U.S. Equity Ltd. filed an action in December 2014 in New York state court asserting common law claims for aiding and abetting breach of fiduciary duty, aiding and abetting conversion, aiding and abetting fraud and knowing participation in a breach of trust and seeks to recover damages lost to Madoff’s fraud. (SPV OSUS Ltd. v. HSBC Bank plc, et al., Case No. 162259/2014).
In May 2015, two investors in the Hermes International Fund Limited filed an action in U.S. District Court for the Southern District of New York against HSBC entities, including HSBC Bank USA. Plaintiffs assert claims against several HSBC entities for (i) breach of fiduciary duty; (ii) aiding and abetting breach of fiduciary duty; (iii) aiding and abetting embezzlement; (iv) aiding and abetting fraud; (v) negligent misrepresentations; and (vi) unjust enrichment and seek damages of not less than $8 million. (Hau Yin To v. HSBC Bank plc, et al. (15-cv-3590). Defendants filed a motion to dismiss in January 2016.

HSBC USA Inc.

Beginning in October 2009, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited ("Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands ("BVI") and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds, seeking restitution of payments made in connection with share redemptions. The U.S. actions are stayed pending the outcome of the Fairfield cases in the BVI. In April 2014, the UK Privy Council issued a ruling on two preliminary issues in favor of other defendants in the BVI actions, and that order became final in October 2014. There also is a pending motion brought by other defendants before the BVI court challenging the Fairfield liquidator’s authorization to pursue its claims in the United States. That motion was heard in March 2015 and a decision is pending.
There are many factors that may affect the range of possible outcomes, and the resulting financial impact, of the various Madoff-related proceedings including, but not limited to, the circumstances of the fraud, the multiple jurisdictions in which proceedings have been brought and the number of different plaintiffs and defendants in such proceedings. The timing and resolution of these matters remains uncertain. It is possible that any liabilities that may arise as a result could be significant. In any event, we consider that we have good defenses to these claims and will continue to defend them vigorously.
Benchmark Rate Litigation
HSBC USA and/or HSBC Bank USA are among several defendants in lawsuits filed by the following plaintiffs seeking unspecified damages arising from the alleged artificial suppression of U.S. dollar Libor rates: (1) the Federal Home Loan Mortgage Corporation; (2) two mutual funds managed by Prudential Investment Portfolios; (3) the FDIC, in its role as receiver for several failed banks; and (4) the National Credit Union Administration Board, in its capacity as liquidator for several failed credit unions. The other defendants are members of the U.S. dollar Libor panel of banks and their affiliates. These actions are part of the U.S. dollar Libor Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). HSBC and HSBC Bank plc are defendants in that proceeding as well. The stay previously imposed by the court on the individual actions was lifted in 2014. Plaintiffs subsequently filed amended complaints. Defendants moved to dismiss the amended complaints in November 2014, and a hearing on the motion was held in February 2015.
In September and October 2014, HSBC Bank plc and other panel banks were named as defendants in a number of putative class actions that were filed and consolidated in the New York District Court on behalf of persons who transacted in interest rate derivative transactions or purchased or sold financial instruments that were either tied to U.S. dollar International Swaps and Derivatives Association fix ("ISDAfix") rates or were executed shortly before, during, or after the time of the daily ISDAfix setting window. The complaint alleges, among other things, misconduct related to these activities in violation of federal antitrust laws, the Commodity Exchange Act and state law. In October 2014, the plaintiffs filed a consolidated amended complaint. A motion to dismiss that complaint was filed in December 2014 and remains pending. In February 2015 the plaintiffs in the ISDAfix litigation filed a second consolidated amended complaint substituting HSBC Bank USA for HSBC Bank plc as the only named HSBC Group defendant. Based on the facts currently known, it is not practicable at this time to predict the resolution of these lawsuits, including the timing or any possible impact.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $5.2 billion and $5.7 billion at December 31, 2015 and 2014, respectively.
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

HSBC USA Inc.

In November 2013, Deutsche Bank National Trust Company ("DBNTC"), as Trustee of HASCO 2007-NC1, served a complaint that followed a summons with notice previously filed in New York County Supreme Court, State of New York, naming HSBC Bank USA as the sole defendant. The complaint alleges that DBNTC brought the action at the direction of certificateholders of the Trust, seeking specific performance and/or damages of at least $508 million arising out of the alleged breach of various representations and warranties made by HSBC Bank USA in the applicable pooling and servicing agreement regarding certain characteristics of the mortgage loans contained in the Trust. In October 2014, the court granted HSBC Bank USA's motion to dismiss, without prejudice, and with leave to replead. HSBC Bank USA's motion to dismiss the amended complaint was denied in November 2015. HSBC Bank USA plans to appeal this decision.
Since 2010, various HSBC entities have received certain subpoenas and requests for information from U.S. authorities seeking production of documents and information relating to HSBC’s involvement, and the involvement of its affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee, custodian or servicer. HSBC continues to cooperate with these authorities. In November 2014, HSBC North America, on behalf of itself and subsidiaries, including, but not limited to, HSBC Bank USA, HSI Asset Securitization Corp., HSI, HSI Asset Loan Obligation, HSBC Mortgage Corporation (USA), HSBC Finance and Decision One Mortgage Company LLC, received a subpoena issued by the U.S. Attorney's Office, District of Colorado, pursuant to the Financial Industry Reform, Recovery and Enforcement Act of 1989, 12 U.S.C. § 1833a (“FIRREA”), concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages. Five U.S. banks have reported settlements with the U.S. Department of Justice of FIRREA and other mortgage-backed securities related matters. We are cooperating fully with U.S. authorities and are continuing to produce documents and information responsive to their requests.
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
Mortgage Securitization Pool Trust Litigation Since June 2014, Plaintiff-Investors in 284 RMBS trusts (the “Trusts”) have sued HSBC Bank USA, as mortgage securitzation pool trustee, in six separate cases: BlackRock et al., Royal Park Investments SA/NV (“RPI”), Phoenix Light SF Limited (“Phoenix Light”), the National Credit Union Administration Board, as Liquidating Agent (“NCUA”), the Western and Southern Life Insurance Company (“Western & Southern”) and Federal Home Loan Bank of Topeka (“FHLB Topeka”). The first four cases have been deemed related and are assigned to the same judge in the U.S. District Court for the Southern District of New York. The Western & Southern case was filed in March 2015 in state court in Hamilton County, Ohio. The FHLB Topeka action was filed in June 2014 in New York State Supreme Court for New York County. The lawsuits were brought derivatively on behalf of the Trusts, but also seek class relief. The complaints allege generally that the Trusts have collectively sustained losses in collateral value of approximately $37.9 billion and seek to recover unspecified damages as a result of alleged breach of contract; breach of the federal Trust Indenture Act and New York’s Streit Act; tort claims such as negligence, negligent misrepresentation, conflict of interest and breach of fiduciary duty. Similar lawsuits were filed simultaneously against other non-HSBC financial institutions that similarly served as mortgage securitization pool trustees. HSBC filed a motion to dismiss the BlackRock, RPI, Phoenix Light and NCUA complaints, which the court granted in part and denied in part. HSBC also filed a motion to dismiss the Western & Southern complaint, which the court denied. By stipulation, HSBC's time to respond in the FHLB Topeka action has been stayed indefinitely. These matters are in early stages.
In late December 2015, three new actions were filed against HSBC Bank USA, as mortgage securitization trustee, by Commerzbank AG, IKB Bank AG (“IKB”), and Triaxx. Two of these complaints were filed in the same court as the BlackRock cases and have been assigned to the same judge that presides over the BlackRock cases. The IKB complaint was filed in Supreme Court, New York County, New York State Court. The allegations for all three matters are largely identical to those raised in the BlackRock, Phoenix Light and RPI complaints and involve many of the same trusts. The complaints allege generally that the trusts involved have sustained losses in collateral value of approximately $285 million, in the aggregate. These matters are in early stages.

HSBC USA Inc.

Foreclosure Practices
In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order") and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America, entered into a similar consent order with the FRB (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the foreclosure practice deficiencies noted in the joint examination and described in the consent order. We continue to work with the OCC and the FRB to align our processes with the requirements of the Servicing Consent Orders and implement operational changes as required; however, as set forth in the June 2015 amended consent order (the "Amended Consent Order") between HSBC Bank USA and the OCC, we are not yet in compliance with all of the requirements of the April 2011 OCC Servicing Consent Order. The failure of HSBC Bank USA to satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties, which may have a material adverse effect on our consolidated results of operations and financial condition. The Amended Consent Order includes business restrictions relative to residential mortgage servicing that will remain in place until the order is terminated. The restrictions include a prohibition against the bulk acquisition of residential mortgage servicing or residential mortgage servicing rights and the requirement to seek OCC supervisory non-objection to outsource any residential mortgage servicing activities not already outsourced as of June 16, 2015. The business restrictions contained in the Amended Consent Order do not materially impact our business operations.
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. In February 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB (together the "IFR Settlement Agreements"), pursuant to which the Independent Foreclosure Review ceased and was replaced by a broader framework under which we and twelve other participating servicers are, in the aggregate, providing in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and agreed to provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. As of December 31, 2015, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Bank USA and HSBC Finance, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the DOJ or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. In addition, the IFR Settlement Agreements do not preclude future private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the DOJ, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a national mortgage settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers including us. We recorded an accrual of $38 million in the fourth quarter of 2011 (which was reduced by $6 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual that we believed to be allocable to HSBC Bank USA. In February 2016, HSBC Bank USA, HSBC Finance, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the DOJ, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies (“Federal Parties”) and the Attorneys General of 49 states and the District of Columbia (“State Parties”) to resolve civil claims related to past residential mortgage loan origination and servicing practices. The settlement is similar to prior national mortgage settlements reached with other U.S. mortgage servicers and includes the following terms: $100 million to be allocated among participating Federal and State Parties, and $370 million in consumer relief. $32 million of the settlement is allocable to us and was within the amount reserved for the matter. In addition, the settlement agreement sets forth national mortgage servicing standards to which we and our U.S. affiliates will adhere.
The national mortgage settlement may not, however, completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.

HSBC USA Inc.

Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our indirect parent, HSBC North America, entered into a consent cease and desist order with the FRB (together, the "AML/BSA Consent Orders"). These orders require improvements to establish an effective compliance risk management program across our U.S. businesses, including risk management related to Bank Secrecy Act ("BSA") and Anti-Money Laundering ("AML") compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements with U.S. and United Kingdom ("U.K.") government agencies regarding past inadequate compliance with AML/BSA and sanctions laws. Among those agreements, HSBC and HSBC Bank USA entered into a five-year deferred prosecution agreement with the DOJ, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and HSBC consented to a cease and desist order and HSBC and HSBC North America consented to a civil money penalty order with the FRB. HSBC also entered into an agreement with the Office of Foreign Assets Control ("OFAC") regarding historical transactions involving parties subject to OFAC sanctions, as well as an undertaking with the U.K. Financial Conduct Authority to comply with certain forward-looking obligations with respect to AML and sanctions-related obligations. In addition, HSBC Bank USA entered into a civil money penalty order with the U.S. Department of Treasury's Financial Crimes Enforcement Network and a separate monetary penalty order with the OCC.
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA. In July 2013, the United States District Court for the Eastern District of New York approved the U.S. DPA and retained authority to oversee the implementation of the U.S. DPA while the case is in abeyance. An independent compliance monitor (the "Monitor") was appointed in 2013 under the agreements with the DOJ and the FCA to produce annual assessments of the effectiveness of HSBC Group's AML and sanctions compliance program. Additionally, the Monitor is also serving as HSBC’s independent consultant under the consent order of the FRB.
In January 2016, the Monitor delivered his second annual follow-up review report based on various thematic and country reviews conducted by the Monitor over the course of 2015. In his report, the Monitor concluded that, in 2015, HSBC Group made progress in developing an effective and sustainable financial crimes compliance program. However, he expressed significant concerns about the pace of that progress, instances of potential financial crime and systems and controls deficiencies, and whether HSBC Group is on track to meet its goal to the Monitor’s satisfaction within the five-year period of the U.S. DPA. In addition, pending further review and discussion with HSBC Group, the Monitor did not certify as to HSBC Group's implementation of and adherence to the remedial measures specified in the U.S. DPA.
Under the terms of the U.S. DPA, upon notice and opportunity to be heard, the DOJ has sole discretion to determine whether HSBC or HSBC Bank USA has breached the U.S. DPA. Potential consequences of breaching the U.S. DPA could include the imposition of additional terms and conditions on HSBC or HSBC Bank USA, an extension of the U.S. DPA, including its monitorship, or the criminal prosecution of HSBC or HSBC Bank USA, which could, in turn, entail further financial penalties and other collateral consequences. Breach of the U.S. DPA or related agreements and consent orders could have a material adverse effect on our business, prospects, financial condition and results of operations, including potential restrictions on our ability to operate in the United States or to perform dollar-clearing functions through HSBC Bank USA, loss of business, revocation of licenses, withdrawal of funding and harm to our reputation. Even if we are not determined to have breached these agreements, but the agreements are amended or their terms extended, our business, reputation and brand could suffer materially.
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
The settlements with the U.S. and U.K. government agencies have led to private litigation and do not preclude further private litigation relating to HSBC Group's compliance with applicable AML/BSA and sanctions laws or other regulatory or law enforcement action for AML/BSA or sanctions or other matters not covered by the various agreements.
Our affiliate, HSI, continues to cooperate in a review of its AML/BSA compliance program by the Financial Industry Regulatory Authority, which was initiated in the third quarter of 2012.
Shareholder Derivative Action In May 2014 a shareholder of HSBC (who is not a shareholder of HSBC Bank USA, HNAH or HSBC USA) filed a shareholder derivative action, captioned Michael Mason-Mahon v. Douglas J. Flint, et al. (New York State Supreme Court, Nassau County, Index No. 602052/2014), purportedly on behalf of HSBC, HSBC Bank USA, HNAH and HSBC USA in New York State Supreme Court against the directors, certain officers and certain former directors of those HSBC companies alleging that those directors and officers breached their fiduciary duties to the companies and caused a waste of corporate assets by allegedly permitting and/or causing the conduct underlying the U.S. DPA. In October 2014, the nominal corporate defendants

HSBC USA Inc.

moved to dismiss the action. Individual defendants who have been served also responded to the complaint. Plaintiffs filed an amended complaint in February 2015. Defendants filed a motion to dismiss the amended complaint in March 2015. The individual defendants who had been served also responded. In November 2015, the court granted our motion to dismiss. Plaintiffs have appealed this decision.
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In November 2014, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between April 2004 and November 2011. The complaint was filed against HSBC, HSBC Bank USA, HSBC Bank plc and HSBC Bank Middle East, as well as other non-HSBC banks and the Islamic Republic of Iran (together the 'Defendants'), and alleges that the Defendants conspired to violate the federal Anti-Terrorism Act., (18 U.S.C. §2331 et seq.) (“ATA”), by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the US. Defendants filed a motion to dismiss in March 2015. Plaintiffs filed an amended complaint in April 2015. Defendants moved to dismiss in May 2015. The motion is fully briefed and we await a decision.
Alfredo Villoldo, et al. v. HSBC Bank USA, N.A., et al. In January 2015, a complaint was filed in the U.S. District Court for the Southern District of New York on behalf of judgment creditors of the Republic of Cuba, Fidel Castro Ruz, Raul Castro Ruz and the Army of the Republic of Cuba (the “Cuban defendants”) seeking to partially recover against HSBC and HSBC Bank USA on an approximately $2.9 billion judgment plaintiffs obtained against the Cuban defendants. The complaint alleges that the HSBC defendants were in possession of assets of Cuba that they improperly failed to freeze and asserts claims for wire fraud and money laundering under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. §1961 et seq., and for fraudulent transfer under New York Debtor and Creditor Law §279. Plaintiffs seek to recover damages of at least $30 million, plus potential trebling of those damages under RICO. The HSBC defendants filed a motion to dismiss which was granted in July 2015. Plaintiffs appealed the decision.
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In November, 2015, an action was filed against HSBC, HNAH, HSBC Bank USA, HUSI, HSI, HBIO and HSBC Bank Middle East Limited, as well as unaffiliated Al Rajhi Bank, in the U.S. District Court for the Northern District of Illinois. Plaintiffs, four U.S. nationals injured or killed in a 2005 terrorist attack on a hotel in Amman, Jordan and their families and heirs, allege violations of the ATA. The complaint includes one count against the HSBC defendants for violation of the ATA’s civil provision, alleging a failure to enforce due diligence methods to prevent its financial services from being used to support the terrorist attack. This matter is at an early stage.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Company, Ltd., et al. In November 2015 a putative class action was filed in the U.S, District Court for the Central District of California against Hong Kong and Shanghai Bank Company, Ltd. and HSBC Bank USA by investors in a Ponzi scheme allegedly orchestrated by Phil Ming Xu and companies he controlled, including World Capital Markets and WCM777 entities. Plaintiffs allege violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), 18 U.S.C. §1961, et seq., common claims of aiding and abetting fraud and breach of fiduciary duty and California state statutory claims based on Hong Kong and Shanghai Banking Company’s claimed acceptance of U.S. wire transfers to WCM777 from investors after U.S. federal and state authorities had shut down WCM777 in the U.S. in 2014. HSBC Bank USA is alleged to have acted as Hong Kong and Shanghai Banking Company’s correspondent bank for certain wire transfers. Transfers to Hong Kong and Shanghai Banking Company are alleged to have totaled at least $37 million. Plaintiffs also seek a trebling of damages under RICO and punitive damages under California law. This matter is at a very early stage.
Zapata, et al. v. HSBC In February 2016, a group of plaintiffs claiming to be survivors and heirs of American nationals alleged to have been killed or injured in Mexico by Mexican drug cartels, filed a complaint in the U.S. District Court for the Southern District of Texas, Brownsville Division naming HSBC Holdings plc, HSBC Bank U.S.A., N.A., HSBC México S.A., Institución de Banca Múltiple, Grupo Financiero HSBC and Grupo Financiero HSBC, S.A. de C.V. as defendants. Plaintiffs allege that the HSBC entities violated the ATA by providing financial services to individuals and entities associated with the drug cartels. Plaintiffs seek unspecified, treble damages. The HSBC entities have not yet been served with process.
Telephone Consumer Protection Act Litigation
In October 2015, a putative class action entitled Saber Ahmed v. HSBC Bank USA, National Association (Case 5:15-cv-02057) was filed in the United States District Court for the Central District of California against HSBC Bank USA. The action alleges that HSBC Bank USA contacted plaintiff, or the members of the class he seeks to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. Plaintiff seeks statutory damages of up to $1,500 for each violation. In December 2015, the court stayed this action pending decisions in certain U.S. Supreme Court cases on related issues. This matter is at an early stage.

HSBC USA Inc.

Other Regulatory and Law Enforcement Investigations
We continue to cooperate in ongoing investigations by the DOJ and the Internal Revenue Service ("IRS") regarding whether certain HSBC Group companies and employees acted appropriately in relation to certain customers who had U.S. tax reporting requirements.
In November 2014, the Argentine tax authority filed a complaint against several individuals, including some current and former HSBC employees, alleging tax evasion and an unlawful tax association between HSBC Private Bank Suisse SA, HSBC Bank Argentina and HSBC Bank USA and certain HSBC officers, which allegedly enabled HSBC customers to evade Argentine tax obligations. The Argentine Congress convened a special committee to investigate the matter and issues related to allegations of evasion of Argentine income taxes broadly, which issued its final report in December 2015.
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

HSBC USA Inc.

28. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow:

Balance Sheet At December 31,	2015	2014
	(in millions)
Assets:
Cash and due from banks	$—	$1
Securities available-for-sale	251	498
Securities held-to-maturity (fair value of $4 million and $4 million at December 31, 2015 and 2014, respectively)	4	4
Receivables and balances due from subsidiaries	16,836	17,252
Receivables from other HSBC affiliates	4,733	6,084
Investment in subsidiaries:
Banking	23,828	19,029
Other	22	38
Other assets	189	597
Total assets	$45,863	$43,503
Liabilities:
Interest, taxes and other liabilities	$155	$90
Payables due to subsidiaries	2	28
Payables due to other HSBC affiliates	15	117
Short-term borrowings	1,978	4,772
Long-term debt(1)	21,358	16,976
Long-term debt due to other HSBC affiliates(1)	1,830	4,553
Total liabilities	25,338	26,536
Shareholders’ equity	20,525	16,967
Total liabilities and shareholders’ equity	$45,863	$43,503

(1)
Contractual scheduled maturities for the debt over the next five years are as follows: 2016 –$2.9 billion; 2017 – $3.3 billion; 2018 – $6.0 billion; 2019 – $2.8 billion; 2020 – $5.2 billion; and thereafter – $3.0 billion.

HSBC USA Inc.

Statement of Income (Loss) Year Ended December 31,	2015	2014	2013
	(in millions)
Income:
Dividends from banking subsidiaries	$104	$—	$—
Dividends from other subsidiaries	1	1	1
Interest from subsidiaries	97	66	67
Interest from other HSBC affiliates	121	117	95
Other interest income	14	22	22
Other securities gains, net	1	—	—
Other income from subsidiaries	(2)	(1)	276
Other income from other HSBC Affiliates	(79)	395	543
Other income	121	(347)	(799)
Total income	378	253	205
Expenses:
Interest to subsidiaries	23	45	45
Interest to other HSBC Affiliates	28	49	59
Other interest expense	375	266	231
Provision for credit losses	—	(3)	—
Goodwill impairment	—	—	510
Other expenses with subsidiaries	—	23	—
Other expenses	6	182	124
Total expenses	432	562	969
Loss before taxes and equity in undistributed income of subsidiaries	(54)	(309)	(764)
Income tax benefit	76	107	101
Loss before equity in undistributed income of subsidiaries	22	(202)	(663)
Equity in undistributed income (loss) of subsidiaries	308	556	325
Net income (loss)	$330	$354	$(338)

Statement of Comprehensive Income (Loss) Year Ended December 31,	2015	2014	2013
	(in millions)
Net income (loss)	$330	$354	$(338)
Net change in unrealized gains (losses), net of tax:
Investment securities	(392)	176	(1,010)
Other-than-temporarily impaired debt securities held-to-maturity	—	60	7
Derivatives designated as cash flow hedges	(14)	(73)	118
Pension and post-retirement benefit plans	—	(5)	8
Total other comprehensive income (loss)	(406)	158	(877)
Comprehensive income (loss)	$(76)	$512	$(1,215)

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2015	2014	2013
	(in millions)
Cash flows from operating activities:
Net income (loss)	$330	$354	$(338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25	4	(2)
Net change in other assets and liabilities(1)	517	(460)	687
Undistributed gain of subsidiaries	(308)	(556)	(325)
Net change in trading assets and liabilities	—	624	362
Other, net	(31)	(36)	(16)
Cash provided by (used in) operating activities	533	(70)	368
Cash flows from investing activities:
Purchases of securities	(56)	—	(139)
Sales and maturities of securities	298	21	208
Net change in loans	—	26	5
Net change in investments in and receivables due from subsidiaries	(4,489)	(6,003)	365
Net change in receivables from other HSBC affiliates(1)	835	(764)	(592)
Other, net	(38)	—	—
Cash provided by (used in) investing activities	(3,450)	(6,720)	(153)
Cash flows from financing activities:
Net change in short-term borrowings	(2,794)	1,393	(1,643)
Issuance of long-term debt	11,946	8,013	4,401
Repayment of long-term debt	(9,870)	(2,554)	(2,875)
Preferred stock redemption	(300)	—	—
Capital contribution from parent	4,000	—	—
Other increases (decreases) in capital surplus	(1)	4	(17)
Dividends paid	(65)	(73)	(73)
Cash provided by (used in) financing activities	2,916	6,783	(207)
Net change in cash and due from banks	(1)	(7)	8
Cash and due from banks at beginning of year	1	8	—
Cash and due from banks at end of year	$—	$1	$8
Cash paid for:
Interest	$406	$363	$321

(1)
During 2015, we concluded that changes in receivables from other HSBC affiliates would be better presented as cash flows from investing activities. As a result, we reclassified $764 million and $592 million of cash flows from net change in other assets and liabilities to net change in receivables from other HSBC affiliates during 2014 and 2013, respectively, to conform with the current year presentation.

HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 23, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information for HUSI:

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$621	$617	$626	$606	$569	$543	$673	$519
Provision for credit losses	267	47	(6)	53	64	23	85	16
Net interest income after provision for credit losses	354	570	632	553	505	520	588	503
Other revenues	274	531	403	464	459	386	261	500
Operating expenses	808	786	850	777	864	934	876	750
Income (loss) before income tax	(180)	315	185	240	100	(28)	(27)	253
Income tax expense (benefit)	(55)	111	98	76	30	(29)	(206)	149
Net income	$(125)	$204	$87	$164	$70	$1	$179	$104

HSBC USA Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in our Current Reports on Form 8-K filed on February 20, 2015 and February 23, 2015, at its meeting on February 16, 2015, the Audit Committee of our Board of Directors approved the appointment of PricewaterhouseCoopers LLP (“PwC”) to serve as our independent registered public accounting firm for the year ending December 31, 2015.
PwC’s appointment was effective February 24, 2015, for the fiscal year ending December 31, 2015 and for all interim periods therein. During the years ended December 31, 2014 and 2013 and through February 16, 2015, we did not consult with PwC regarding either:

•
the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did PwC provide written or oral advice to us that PwC concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or

•
any matter that was either the subject of a “disagreement” (as defined in Regulation S-K 304(a)(1)(iv) and the related instructions), or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

KPMG LLP (”KPMG”) was dismissed as our independent auditors by the Audit Committee effective February 23, 2015, after the issuance of its report on the consolidated financial statements as of and for the year ended December 31, 2014 included in the filing of our Form 10-K with the Securities and Exchange Commission. The reports of KPMG issued on our consolidated financial statements as of December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the years ended December 31, 2014 and 2013 and through February 23, 2015, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its reports on our financial statements. During this time, there have been no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.
We have agreed to indemnify and hold KPMG harmless from and against any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the inclusion (or incorporation by reference) of its audit report on our past financial statements included in this annual report on Form 10-K.
During the year ended December 31, 2015, there were no disagreements on accounting and financial disclosure matters between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria related to internal control over financial reporting

HSBC USA Inc.

established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2015, HSBC USA’s internal control over financial reporting was effective.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HSBC USA Inc. did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance division of the HSBC Group arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies and have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, the HSBC Group continues to seek repayment in accordance with its obligations to the supporting export credit agencies. Details of these loans follow.
At December 31, 2015, the HSBC Group had 10 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, France, Germany, Spain, South Korea, and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. Two repayments have been made under each of the ten loans in 2015.
Bank Melli acted as a sub-participant in two of the aforementioned loans to the Iranian petrochemical company. One repayment was made into a frozen account during the first quarter of 2015, and no further payments were made in 2015. One of the loans to the Iranian petrochemical company, supported by the Spanish Export Credit Agency, was fully repaid in 2015. Bank Saderat acted as a sub-participant on the loan and the final repayment due to the bank was paid into a frozen account.
The HSBC Group held a sub-participation in a loan provided by another international bank to Bank Tejarat with a guarantee from the Government of Iran, supported by the Italian Export Credit Agency. The facility matured in 2014 and the final claim for the non-payment was paid by the Italian Export Credit Agency in the first quarter of 2015.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for 2015, which includes interest and fees, was approximately $702,000, and net estimated profit was approximately $545,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in 2015 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. Two were canceled in 2015 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S. -sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. In April 2007, the U.K. government issued a license authorizing the HSBC Group to handle certain transactions

HSBC USA Inc.

(operational payments and settlement of pre-sanction transactions) for this institution. In December 2013, the U.K. government issued a new license allowing the HSBC Group to deposit certain check payments. There was some licensed activity in 2015. Estimated counter revenue in 2015 for this financial institution, which includes fees and/or commissions, was approximately $(56,900). This customer relationship has generated negative revenue, given the European Central Bank's negative interest rate. In the second quarter of 2015, the U.K. government issued a license to the HSBC Group to collect the negative interest rate from this institution. The HSBC Group commenced the collection of the negative interest rate in the fourth quarter of 2015.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank's employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this person scheme in 2015 was approximately $3,100.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintains a frozen personal account for an individual customer who was sanctioned under U.S. Executive Order 13224, and by the United Kingdom and the U.N. Security Council. Activity in 2015 was permitted by a license issued by the U.K. government. The HSBC Group is in the process of exiting the customer relationship.
The HSBC Group maintained an account for an individual customer that was sanctioned under U. S. Executive Order 13224 in the second quarter of 2015. The HSBC Group settled the outstanding credit balance due from the customer and closed the account in the second quarter of 2015.
The HSBC Group maintains an account for an individual customer sanctioned under U. S. Executive Order 13224 in 2015. The account was frozen in the third quarter of 2015.
For activity related to U. S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in 2015.
Activity related to U.S. Executive Order 13382 In the second quarter of 2015, the HSBC Group maintained non-U. S. currency accounts for an individual customer sanctioned under U.S. Executive Order 13382. The HSBC Group exited the customer relationship in the second quarter of 2015. There was no measurable gross revenue or net profit to the HSBC Group in 2015.
Other activity The HSBC Group held a lease of branch premises in London which it entered into in 2005 and was due to expire in 2020. The landlord of the premises is owned by the Iranian government and is a specially designated national under U.S. sanctions programs. The HSBC Group has exercised a break clause in the lease and has exited the property. The HSBC Group closed the branch in the third quarter of 2014 and terminated the relationship with the lessor in 2015.
The HSBC Group maintained an account for a corporate customer in Armenia for whom it received funds from an account at Bank Mellat CJSC Armenia for the sale of computer equipment during the first quarter of 2015.
The HSBC Group maintained an account for a corporate customer in Oman during the first quarter of 2015 for whom it processed a check payment drawn on an account at Bank Melli in Oman for the sale of carpet-related products and services.
The HSBC Group maintains an account for a corporate customer in France that made a payment to the Iranian Civil Aviation Authority to settle flight-related expenses during the second quarter of 2015. This activity was permitted by a license issued by France.
The HSBC Group maintains a account for a corporate customer in the United Arab Emirates for whom it processed a check payment from a hospital owned by the Government of Iran for the purchase of medical equipment in the first quarter of 2015.
The HSBC Group maintains a corporate customer in the United Kingdom for whom it received a check payment in the second quarter of 2015 from Bank Saderat in London, United Kingdom for the health and safety services.
For the activity in this section, there was no measurable gross revenue or net profit to HSBC in 2015.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during 2015. In 2015, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA in 2015 relating to these frozen accounts.

HSBC USA Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors Set forth below is certain biographical information relating to the members of HSBC USA's Board of Directors, including descriptions of the specific experience, qualifications, attributes and skills that support each such person's service as a Director of HSBC USA. We have also set forth below the minimum director qualifications reviewed by HSBC and the Board in selecting Board members.
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
Directors are elected to three-year terms until their tenure exceeds six years, at which point they are elected annually. Consequently, Messrs. Blakely and Whitford will be considered for election in 2017 and Ms. Mistretta, Ms. Sherburne and Mr. Ameen will be considered for election in 2018 and all other Directors are subject to annual elections. There are no family relationships among the directors.
Patrick J. Burke, age 54, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in June 2014 and is a member of the respective Chairman’s Committee since July 2014.
He joined the HSBC Finance Board in May 2011, is also the Chairman of the HSBC Finance Board since November 2011 and a member of its Chairman’s Committee since July 2014. Mr. Burke was appointed President and Chief Executive Officer of HSBC North America, HSBC USA Inc. and HSBC Bank USA, N.A. in November 2014.
Prior to this appointment, Mr. Burke was Chief Executive of HSBC Finance Corporation from July 2010 to September 2014, with responsibility for winding down the legacy Household consumer finance business. Prior to that he was Chief Executive of, and has held various positions within, Card and Retail Services, the U.S. credit card business HSBC sold to Capital One in 2012. Mr. Burke has held a variety of strategy, finance and business roles during his career in the US, UK and Canada. He joined the HSBC Group in 1989 and was appointed as an HSBC Group General Manager in 2011.
Phillip D. Ameen, age 67, joined the HSBC USA and HSBC Bank USA Boards in May 2013, and is Chair of their respective Audit Committee and a member of their respective Risk and Chairman's Committees. Since April 2012, he has served as a member of the Boards of Directors of HSBC North America and HSBC Finance, and as a member of their respective Audit and Risk Committees since April 2012. Effective May 2013, Mr. Ameen was appointed Chair of the Audit Committees of HSBC North America and HSBC Finance. He is also a member of its Chairman’s Committee since July 2014. Mr. Ameen was appointed to the Board of Directors of HSBC and a member of the Group Audit Committee in January 2015.
As a Certified Public Accountant with extensive financial and accounting experience, Mr. Ameen served as Vice President, Comptroller, and Principal Accounting Officer of General Electric Company ("GE") until March 2008. Prior to joining GE, he was a partner in KPMG. He also has a depth of technical knowledge from his participation in accounting standards setting. Other former appointments include serving on the International Financial Reporting Interpretations Committee of the International Accounting Standards Board, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, the Financial Accounting Standards Board Emerging Issues Task Force, was Chair of the Committee on Corporate Reporting of Financial Executives International and was a Trustee of the Financial Accounting Foundation.
Mr. Ameen is an alumnus of the University of North Carolina, Chapel Hill and was a Certified Public Accountant in New York and North Carolina. His experience in the accounting profession provides him with highly relevant expertise for insight into business operations and financial performance and reporting, which are valuable as a member of the HSBC USA Board and Audit Committee.
Kevin M. Blakely, age 64, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in December 2013. He is also a member of the HSBC USA, HSBC Bank USA and HSBC North America Chairman's and Risk Committees, Chair of the Compliance Committee and Co-Chair of the HSBC USA and HSBC Bank USA Fiduciary Committee. Mr. Blakely is a member of the Senior Advisory Board of Oliver Wyman Group (“OWG”) since April 2015. He also serves as a Senior Advisor to OWG’s clients in its Financial Services group. In that capacity he focuses on assisting large financial institutions in the areas of governance, regulatory and risk management. Mr. Blakely has more than forty years of financial industry experience. In 2012, Mr. Blakely established KMB Financial LLC which offers consulting and advisory services, for commercial banks. Between 2012 and 2015 he has served as Senior Advisor at Deloitte & Touche, LLP, in its financial institutions practice. Previously, he was Senior Executive Vice President and Chief Risk Officer for Huntington Bancshares Incorporated from 2009 to 2011. From 2007 to 2009 he was

HSBC USA Inc.

President, Chief Executive Officer and Director of the Risk Management Association. From 1990 to 2007 he held various executive positions with KeyCorp, including Chief Risk Officer and Head of Risk Review. He began his career in 1973 with the OCC as a Bank Regulator and Field Examiner. Before leaving the OCC in 1990 he held the position of Deputy Comptroller, Special Supervision and was Chair of the agency’s Enforcement Review Committee.
Mr. Blakely has often been sought out as an industry expert on matters pertaining to risk management. He has presented at numerous industry conferences, academic forums, regulatory events and has provided banking related Congressional testimony on several occasions.
Rhydian H. Cox, age 54, joined the HSBC USA and HSBC North America Boards in June 2014 and is a non-voting member of the respective Compliance Committees since July 2014. He is also a member of the HSBC Bank USA Board and a non-voting member of its Compliance Committee since September 2014. He is a member of the HSBC Finance Board. He serves as Senior Executive Vice President and Chief Risk Officer of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance Corporation as of October 2015. Prior to this appointment, Mr. Cox was appointed Senior Executive Vice President and Head of Regulatory Remediation of HSBC North America, HSBC USA Inc., HSBC Bank USA, N.A. and HSBC Finance Corporation from June 2014 to October 2015. Mr. Cox was Chief Risk Officer, Asia-Pacific from 2008 to 2014. Prior to that he was Head of Corporate, Investment Banking and Markets in Asia-Pacific and in Mexico. Mr. Cox joined the HSBC Group in 1984 and was appointed as an HSBC Group General Manager in 2013.
William R. P. Dalton, age 72, joined the HSBC USA Board in May 2008. He has been a member of the HSBC North America and HSBC Bank USA Boards also since 2008. Mr. Dalton is a member of the HSBC USA, HSBC Bank USA and HSBC North America Audit and Risk Committees and is Co-Chair of the HSBC USA Fiduciary Committee. He was a member of HSBC Finance's Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of Associated Electric and Gas Insurance Services ("AEGIS"), AEGIS Managing Agency for Lloyds of London Syndicate 1225 and United States Cold Storage Inc. With 52 years of banking experience, including 12 as a bank chief executive officer, Mr. Dalton brings banking industry knowledge and insight to HSBC USA's strategies and operations as part of HSBC's global organization. He has held several leadership roles with HSBC, including as Executive Director of HSBC from 1998 to 2004 and Global Head of Personal Financial Services from 2000 to 2004. His extensive global experience with HSBC is highly relevant as we seek to operate our core businesses in support of HSBC's global strategy.
Nancy G. Mistretta, age 61, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in April 2012. Ms. Mistretta is a member of the HSBC USA, HSBC Bank USA and HSBC North America Audit Committees since April 2014. She is also a member of the HSBC North America Nominating and Governance Committee as of April 2012. She was previously a member of the HSBC USA, HSBC Bank USA and HSBC North America Compliance Committees from April 2012 through April 2014.
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
Jane C. Sherburne, age 65, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards in June 2015 and is a member of the HSBC USA, HSBC Bank USA and HSBC North America Compliance and Risk Committees. Ms. Sherburne also serves on the advisory board of Perella Weinberg Partners as of October 2015. In addition she serves as an independent director of Teledyne Technologies since August 2014.
Ms. Sherburne previously served as Senior Executive Vice President and General Counsel for Bank of New York Mellon from 2010 to 2014, with responsibility for all legal matters as well as corporate governance, regulation and government affairs. Ms. Sherburne was Senior Executive Vice President, General Counsel and Corporate Secretary of Wachovia in 2008, until its merger with Wells Fargo. Prior to that, she served as General Counsel of Citigroup’s Global Consumer Business from 2006 to 2008, having first joined Citigroup in 2001 as Deputy General Counsel. She was a litigation partner at Wilmer, Cutler & Pickering, since 1984.

HSBC USA Inc.

During the period of 1994 to 1997, she interrupted her private law practice to serve as Special Counsel to the President in the Clinton White House.
Ms. Sherburne is Chair of the Board of the National Women’s Law Center, Chair of The New York City Bar Fund, a member of the Executive Committee of the Lawyers’ Committee for Civil Rights Under Law, a member of the Board of Trustees of the New York Lawyers for the Public Interest, a Trustee of The Constitution Project, a member of the Committee for Economic Development and a member of the American Law Institute. She also serves on the Council of the Administrative Conference of the United States, to which she was appointed by President Obama in July 2010.
Thomas K. Whitford, age 59, has been a member of the HSBC USA and HSBC Bank USA Board of Directors since July 2014, the respective Chairman’s Committee since July 2014 and is Chair of the respective Risk Committee since July 2014. Since December 2013, Mr. Whitford has served as a member of the Board of Directors of HSBC North America and as a member of its Compliance and Risk Committees and has been Chair of the Risk Committee since July 2014. He is also a member of the HSBC North America Chairman’s Committee since July 2014 and Nominating and Governance Committee since January 2014. Mr. Whitford is also a member of HSBC Finance’s Board since December 2013. He has also been a member of the HSBC Finance Corporation Risk Committee since December 2013 and its Chair since July 2014 and is a member of its Chairman’s Committee since July 2014.
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
Mr. Whitford has served as an Independent Trustee on the Delaware Investments Family of Funds since January 2013. He also serves as a trustee for The Barnes Foundation, a trustee and Audit Committee member for Longwood Gardens, as a member of the Wharton Graduate Executive Board, and as a member of Natural Lands Trust’s President’s Council. Mr. Whitford previously served as a trustee for the Robert Morris University, Dance Alloy Theater and the Greater Cleveland Partnership.

HSBC USA Inc.

Executive Officers Information regarding the executive officers of HSBC USA as of February 19, 2016 is presented in the following table.

Name	Age	Year Appointed	Present Position
Patrick J. Burke	54	2014	President and Chief Executive Officer
Mark A. Zaeske	48	2014	Senior Executive Vice President and Chief Financial Officer
Stuart A. Alderoty	55	2011	Senior Executive Vice President and General Counsel
Rhydian H. Cox	54	2014	Senior Executive Vice President and Chief Risk Officer
Wyatt Crowell	44	2015	Senior Executive Vice President and Head of Commercial Banking
Loren C. Klug	55	2013	Senior Executive Vice President and Head of Strategy and Planning and Chief of Staff to the CEO
Richard E. O’Brien	63	2014	Senior Executive Vice President and Chief Auditor
Thierry Roland	50	2015	Senior Executive Vice President, Head of Global Banking and Markets Americas
Pablo Sanchez	51	2015	Senior Executive Vice President, Head of Retail Banking and Wealth Management
Vittorio M. Severino	52	2014	Senior Executive Vice President and Chief Operating Officer, USA
Stephen R. Nesbitt	54	2015	Executive Vice President and Head of Regulatory Remediation
Karen P. Pisarczyk	47	2015	Executive Vice President and Corporate Secretary
William L.Tabaka	50	2015	Executive Vice President and Chief Accounting Officer
Marlon Young	60	2006	Executive Vice President and Head of Private Banking Americas
Patrick J. Burke, Director, President and Chief Executive Officer of HSBC USA, HSBC Bank USA and HSBC North America. See Directors for Mr. Burke's biography.
Mark A. Zaeske, Senior Executive Vice President and Chief Financial Officer of HSBC USA and HSBC Bank USA, and Senior Executive Vice President and Deputy Chief Financial Officer of HSBC North America, since November 2014. Mr. Zaeske served as Head of Finance at Bridgewater Associates, a large hedge fund, from 2010 to 2013. From 2009 to 2010, he served as Senior Vice President, Finance and Chief Accounting Officer and Controller at Discover Financial Services. From 2003 to 2009, he served in senior finance positions at JP Morgan Chase & Co including the CFO of four different business units. Mr. Zaeske is a Certified Public Accountant with over 25 years of experience in various finance and accounting roles. He began his career as a public accountant at KPMG Peat Marwick.
Stuart A. Alderoty, Senior Executive Vice President and General Counsel of HSBC USA and HSBC Bank USA since June 2011. He is also Senior Executive Vice President and General Counsel of HSBC North America since November 2010. Prior to joining HSBC in 2010, Mr. Alderoty was Managing Counsel with American Express from 2006 to 2010 and prior to that he was Chief Litigation Counsel for American Express from 2002 to 2006. Prior to joining American Express in 2002, he was a litigator in private practice for 17 years, the last 13 of which were with the firm of Leboeuf, Lamb, Greene and MacRae, where he was a partner since1996. Mr. Alderoty serves on the Board of the Count Basie Theatre Foundation, a not-for-profit in Red Bank, New Jersey and is also on the Board of the Institute for Inclusion in the Legal Profession and the Minority Corporate Counsel Association not-for-profit organizations that address diversity challenges in the legal profession.
Rhydian H. Cox, Director and Senior Executive Vice President and Chief Risk Officer of HSBC USA, HSBC Bank USA and HSBC North America. See Directors for Mr. Cox’s biography.
Wyatt Crowell, Senior Executive Vice President, Head of Commercial Banking, HSBC USA, HSBC Bank USA and HSBC North America since February 2015. Prior to his appointment, Mr. Crowell held positions at Barclays plc, as Managing Director, Global Head of Multinational Corporates since 2010 as well as Co-Head of U.K. and Ireland Corporate Banking Coverage since 2009. Previously, he spent 14 years at JP Morgan Chase & Co. in various roles across both Investment Banking and Commercial Banking.
Loren C. Klug, Senior Executive Vice President, Head of Strategy and Planning of HSBC USA, HSBC Bank USA, HSBC North America and HSBC Finance since January 2012 and since September 2013 he has held the additional title of Chief of Staff to the Chief Executive Officer. He was previously Executive Vice President - Strategy & Planning of HSBC Finance and HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director, Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for the HSBC Group's global consumer finance activities. Mr. Klug joined HSBC Finance in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking. Mr. Klug serves on the Board of Directors of Junior Achievement USA.

HSBC USA Inc.

Richard E. O’Brien, Senior Executive Vice President and Chief Auditor HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance since April 2014. Prior to this appointment, Mr. O’Brien was the Chief Auditor for S.W.I.F.T. which is a Financial Messaging Technology Cooperative headquartered in Belgium for the past 9 years. He began his career with Citibank Internal Audit where he spent 13 years in different roles; primarily auditing the Consumer Bank including Credit Review, Quality Assurance and Regional Head of Private Banking Audit. Afterward, he spent 5 years as Chief Auditor for the U.S. for Credit Lyonnais (now part of Credit Agricole) covering Commercial Banking and Trading &Sales. Mr. O’Brien next joined Deutsche Bank as Chief Auditor for North America for 3 years covering Commercial Banking, Trading & Sales, and Broker Dealer Securities; followed by another 3 years as Chief Auditor North America covering the Investment Banking Division (BZW) and Asset Management (Global Investors) of Barclays Bank. Afterward, Mr. O’Brien spent a year as an Advisor for the U.S. Treasury’s Office of Technical Assistance before rejoining Citigroup Audit and Risk Review for another five years as Global Liaison for Regulatory Compliance.
Thierry Roland, Senior Executive Vice President, Head of Global Banking and Markets Americas, of HSBC USA, HSBC Bank USA and HSBC North America since April 2015. He began his career at HSBC in 1990 with Credit Commercial de France (“CCF”), which HSBC acquired in 2000, undertaking various roles in Global Markets and Treasury. He was appointed Group Treasurer of CCF in 2000. In 2006, Mr. Roland was appointed Treasurer of HSBC Bank USA and Head of Balance Sheet Management Americas. He has also served as Chief Executive Officer of HSBC Securities (USA) Inc. from 2007 to 2008, and again since April 2015. Prior to his current role, Mr. Roland was Group Treasurer from 2010 to 2015 and Group Head of Balance Sheet Management from 2008 to 2011. He was appointed an HSBC Group General Manager in 2013.
Pablo Sanchez, Senior Executive Vice President, Head of Retail Banking and Wealth Management, of HSBC USA, HSBC Bank USA and HSBC North America since June 2015. Prior to joining the organization, Mr. Sanchez held several senior officer roles with JPMorgan Chase from 2006 to 2015, including National Director, Consumer Banking from 2012 to 2015, Western Region Executive, Retail, from 2009 to 2012, Head of Retail Lending from 2007 to 2009, and Business Executive, Home Loan Direct from 2006 to 2007. From 1997 to 2006, he held a variety of roles with CitiMortgage including Managing Director, Retail Lending, from 2004 to 2006, Managing Director, Citibank Lending, from 2003 to 2004 and National Director, Retail Operations, from 2002 to 2003.
Vittorio M. Severino, Senior Executive Vice President and Chief Operating Officer of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance since June 2014. Prior to this appointment, Mr. Severino was the Chief Information Officer of Global Banking and Markets and Head of Shared Services from 2008 to 2014. Since joining HSBC in 2005, Mr. Severino has held several positions in Information Technology and operations and data management. Mr. Severino has almost 30 years of experience as a technologist in the financial services industry with firms including Lehman Brothers, Accenture, JP Morgan & Co and Hartford Financial Group.
Stephen R. Nesbitt, Executive Vice President, Head of Regulatory Remediation, of HSBC USA, HSBC Bank USA, HSBC Finance and HSBC North America since October 2015. He began his career with HSBC in 1983 as an Account Manager of Household Finance Corp. Since then, Mr. Nesbitt has held various senior leadership positions including most recently as Chief Risk and Administration Officer of HSBC Operations, Services and Technology from 2011 to September 2015, and Executive Vice President, Strategy and Development for HSBC North America from 2010 to 2011. Prior to that he was an Executive Vice President of Human Resources for Consumer and Mortgage Lending from 2009 to 2010, and for Business Support HSBC North America from 2008 to 2009. Mr. Nesbitt is also an active Executive Committee member for Junior Achievement of Chicago since 2011.
Karen P. Pisarczyk, Executive Vice President and Corporate Secretary of HSBC USA, HSBC Bank USA, HSBC Finance and HSBC North America since January 2015. Prior to this appointment, Ms. Pisarczyk served as Executive Vice President and Deputy Corporate Secretary of these entities since 2011. From 2011 to 2014 she also served as Executive Vice President, Head of Corporate Governance and Regional Company Secretary Latin America. She served as Senior Vice President, Regional Company Secretary Latin America from 2009 to 2011 during which she created the Company Secretarial function in 12 countries within Latin America. Previously, she served as Vice President, Associate General Counsel in the Corporate Legal Department from 2004 to 2009.
William L. Tabaka, Executive Vice President and Chief Accounting Officer of HSBC USA, HSBC Bank USA, HSBC Finance and HSBC North America since May 2015. Prior to joining the organization, Mr. Tabaka was Chief Financial Officer of Metropolitan Bank Group, Inc. and its primary subsidiary North Community Bank, since August 2013, and was responsible for all areas of the Finance function. From 2002 to July 2013, he held a variety of senior financial officer positions with Bank of America, Anchor Bancorp Wisconsin, Inc., Midwest Banc Holdings, Inc. and JPMorgan Chase. Mr. Tabaka is a Certified Public Accountant. He began his career with the public accounting firms of Arthur Andersen from 1987 to 2000, and subsequently PricewaterhouseCoopers from 2000 to 2002.
Marlon Young, Executive Vice President, Head of Private Banking Americas, of HSBC USA and HSBC Bank USA since May 2010, and HSBC North America since April 2015. Mr. Young was previously Managing Director, Head of Private Banking Americas from October 2006 to May 2010. Mr. Young joined HSBC as Managing Director and Head of Domestic Private Banking for HSBC Bank USA in March 2006. He served as Managing Director and Head of Private Client Lending for Smith Barney from 2004

HSBC USA Inc.

through 2006. Prior to that, Mr. Young held various positions with Citigroup from 1979, including Head of the Northeast Region for Citigroup Private Bank, Head of Investment Finance and Senior Credit Officer for the U.S. Northeast and Mid-Atlantic Regions.
Corporate Governance
Board of Directors - Board Structure  The business of HSBC USA is managed under the oversight of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC USA to HSBC. The Board of Directors also provides leadership in the maintenance of prudent and effective controls that enable management to assess and manage risks of the business. The affairs of HSBC USA are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	contributing to and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating and capital plans, strategic plan and risk appetite, as applicable, proposed by management;

•	monitoring the implementation of strategy by management and HSBC USA's performance relative to approved operating and capital plans, risk appetite and performance targets;

•	leading the implementation of HSBC’s values and business principles and compliance with HSBC’s standards and policies throughout the organization;

•	reviewing and approving a written talent management program that provides for development, recruitment and succession planning for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer's performance;

•	reviewing and approving the Corporate Governance Standards and the Corporate Governance Framework, as applicable, and monitor compliance with the Standards and the Framework;

•	reviewing and approving the Risk Governance Framework and monitoring compliance with the Risk Governance Framework;

•	reviewing and approving a three-year strategic plan and monitoring management’s efforts to implement the plan;

•	assessing and monitoring the major risks facing HSBC USA consistent with the Board of Director's responsibilities to HSBC; and

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
Audit Committee
Role, Responsibilities and Governance
The role and responsibilities of the Audit Committee are set forth in its Charter. The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC USA's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the effectiveness and performance of the Internal Audit Department;

•	the qualifications, independence, performance and remuneration of HSBC USA's independent public registered accounting firm;

•
monitoring the integrity of our financial statements prepared under U.S. GAAP and the Group Reporting Basis, which apply International Financial Reporting Standards as endorsed by the European Union, reviewing any significant financial reporting judgments contained in them; and

•	reviewing our financial and accounting policies and practices.
The members of the Audit Committee are: Phillip D. Ameen (Chair), Nancy G. Mistretta and William R.P. Dalton. Each of the members is independent, as defined by our Corporate Governance Standards and in accordance with applicable New York Stock Exchange (“NYSE”) listing standards and SEC rules and regulations. The Board of Directors has determined that each of these individuals is financially literate in accordance with NYSE listing standards and that Mr. Ameen and Ms. Mistretta each qualify as an “audit committee financial expert,” as defined by applicable SEC rules and regulations.
During 2015, the Audit Committee held five meetings. These meetings facilitate communication among the members of the Audit Committee, the Chief Auditor, management and PricewaterhouseCoopers LLP ("PwC"), our independent auditors. Management, including the Chief Financial Officer, the Chief Accounting Officer and the Chief Auditor, and PwC attended every meeting. HSBC

HSBC USA Inc.

Group and HSBC North America management attended on request to assist the Audit Committee in its review of the Internal Audit Department, credit provisions, tax accounting and whistleblower reporting and other matters as they arose. The Audit Committee held sessions, with and without management, at every meeting with the Chief Auditor and PwC to discuss specific issues as they arose during the year as well as the results of their examinations and their observations and recommendations regarding our internal controls. The Chair held regular, separate meetings with a number of the attendees to discuss specific issues as they arose.
From time to time, decisions must be made as to the Board committee best suited to address a particular matter. This question arises with some frequency in the Risk and Audit Committees. During 2015 the Chair of the Audit Committee worked closely with the Chair of the Risk Committee to ensure that matters potentially relevant to both committees were properly covered and duplication minimized.
Discharge of the Audit Committee’s Principal Responsibilities
Financial Reporting The Audit Committee reviewed and discussed with management and PwC our financial and accounting judgments, with particular emphasis on identified critical accounting policies and estimates. Management presented specific topics to the Audit Committee as requested. The Audit Committee reviewed and discussed with management and PwC the quarterly and annual consolidated financial statements as well as the reporting of our financial position, cash flows and results of operations.
Internal Control and Risk Management During 2015, we reviewed our system of internal control, transitioning the framework for this review to COSO 2013, and reported during this review to the Audit Committee. The Audit Committee, through its supervision of the Internal Audit Department, oversaw remediation plans for identified deficiencies, including those associated with IT system access, as they arose during the year and monitored the effectiveness of management’s approach to the identification and assessment of mitigating controls. The Audit Committee also received regular updates from PwC on their testing of the internal controls over financial reporting as part of their audit of the consolidated financial statements. The Audit Committee discussed with management its conclusion that internal controls over financial reporting for 2015 remained effective.
Internal Audit The Audit Committee approved and monitored the Internal Audit Department's annual plan, including the appropriateness of audits and required resources and budget. The Audit Committee reviewed the performance of the Chief Auditor. The Audit Committee concluded that the Internal Audit Department remains effective. The Internal Audit Department refined its reporting to various committees of the Board of Directors during the year seeking to ensure that key thematic issues were appropriately highlighted.
Independent Auditor The process of planning for and achieving a successful transition to PwC, our newly-appointed independent auditor, was a key Audit Committee goal for 2015. The Audit Committee discussed with PwC its overall audit plan and scope and audit approach as set forth in their engagement letter, including their overall audit strategy for significant risks identified by them. The Audit Committee retained PwC to provide audit-related services in 2015 and monitored such services throughout their engagement in accordance with its processes and procedures designed to minimize relationships that could appear to impair the objectivity of PwC in their performance of audit and certain non-audit services. The Audit Committee discussed with PwC its independence and satisfied itself as to their independence. PwC is expected to be reappointed as the HSBC Group independent auditor at HSBC’s 2016 Annual General Meeting of shareholders.
Audit Committee Report Management is responsible for the internal control over financial reporting, the financial reporting process and the consolidated financial statements. PwC is responsible for planning and conducting an independent audit of the consolidated financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”) and for expressing an opinion as to the conformity of these financial statements with generally accepted accounting principles. The Internal Audit Department, under the direction of the Chief Auditor, reports directly to the Audit Committee (and administratively to the Chief Executive Officer) and is responsible for preparing an annual audit plan and conducting internal audits intended to evaluate the internal control structure and compliance with applicable regulatory requirements. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee relies, without independent verification, on the information provided to the Audit Committee and on the representations made by management regarding the effectiveness of internal controls over financial reporting. The Audit Committee also relies on the opinion of PwC on the consolidated financial statements.
During 2015, the Audit Committee met and held discussions with management, the Internal Audit Department and PwC. The Audit Committee reviewed and discussed with management and PwC the audited consolidated financial statements for the year ended December 31, 2015. The Audit Committee also discussed with PwC the matters required to be discussed by applicable requirements of the PCAOB regarding PwC's communications with the Audit Committee concerning independence. Such communications also included PwC's findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.
PwC submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the PCAOB regarding PwC's communications with the Audit Committee concerning independence. The Audit Committee discussed with PwC such firm's independence. The Audit Committee has evaluated and concluded the non-audit services provided by PwC did not impair PwC’s independence.

HSBC USA Inc.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

Audit Committee

Phillip D. Ameen (Chair)
William R. P. Dalton
Nancy Mistretta
Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•	HSBC Bank USA's adherence to the provisions of the BSA/AML Consent Order with the OCC and our efforts to achieve and maintain an effective BSA/AML compliance program;

•	the corrective actions in the loan servicing, foreclosure processing and loss mitigation functions of HSBC Bank USA and compliance with the OCC Servicing Consent Order;

•	HSBC Bank USA's adherence to the provisions of the Enterprise-Wide Compliance Consent Order with the OCC and our efforts to achieve and maintain an effective enterprise-wide compliance program; and

•	HSBC USA's and HSBC Bank USA's Compliance function and the maintenance and enhancement of a strong and sustainable Compliance culture.
The Compliance Committee is currently comprised of the following Directors: Kevin M. Blakely (Chair), Jane C. Sherburne, Thomas K. Whitford and Rhydian H. Cox.
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
Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC USA's risk appetite, tolerance and strategy;

•	our systems of risk management and internal controls to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	the alignment of strategy with our risk appetite, as defined by the Board of Directors; and

•
maintenance and development of a supportive and proactive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions and appropriately communicate regarding identified risks.

The Risk Committee is currently comprised of the following Directors: Thomas K. Whitford (Chair), Phillip D. Ameen, Kevin, M. Blakely, William R. P. Dalton, and Jane C. Sherburne.
Chairman's Committee The Chairman's Committee is responsible to support the efficiency of the Board in handling matters:

•	which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board; and

•	as the Board may delegate to the Committee from time to time.

HSBC USA Inc.

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

•	identifying qualified individuals to serve on the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC USA; and

•	reviewing HSBC USA's corporate governance to ensure it maintains "best practices".
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following Directors: Heidi Miller (Chair) (the Chair of the HSBC North America Board of Directors), Rona A. Fairhead, Samuel Minzberg, Nancy G. Mistretta and Thomas K. Whitford. Ms. Fairhead currently serves as Director of HSBC North America. Ms. Mistretta currently serves as Director of HSBC North America, HSBC USA and HSBC Bank USA. Mr. Minzberg currently serves as a Director of HSBC North America and HSBC Finance. Mr. Whitford currently serves as Director of HSBC North America, HSBC USA, HSBC Bank USA and HSBC Finance.
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
As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC USA, each Director is expected to:

•	promote HSBC's brand values and business principles and compliance with standards and policies in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

•	develop and maintain a sound understanding of the strategies, business and risks related to HSBC USA;

•	diligently review all Board materials and provide active, objective and constructive participation with appropriate credible challenge at meetings of the Board and its committees;

•	assist in positively and affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a solid understanding of global economic issues and trends that are pertinent to the operations of HSBC USA; and

HSBC USA Inc.

•	seek clarification from experts retained by HSBC USA (including employees of HSBC USA) to better understand legal, compliance, risk, financial or business issues affecting HSBC USA.
Under the Corporate Governance Standards, Directors have full access to senior management and other employees of HSBC USA. Additionally, the Board and its committees have the right at any time to retain independent outside financial, legal and other advisors, at the expense of HSBC USA.
Board of Directors - Delegation of Authority  The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority the Executive Committee is responsible for all matters that relate to the ordinary course of business. The HSBC USA Chief Executive Officer, each of the HSBC USA and HSBC North America Chief Financial Officers, Chief Risk Officer, Head of Regulatory Compliance, Head of Financial Crimes Compliance, Chief Operating Officer, Heads of each Business, Head of Internal Audit, Head of Strategy and Planning and Chief of Staff to the CEO, General Counsel, Corporate Secretary, Head of Communications, Head of Human Resources, Head of Public Policy, Head of Regulatory Remediation and HSBC Finance Chief Executive Officer are members of the HSBC North America Executive Committee.
The objective of the Executive Committee is to maintain a reporting and control structure in which all of the line operations of HSBC North America and all its subsidiaries, including HSBC USA, are accountable to individual members of the Executive Committee who report to the HSBC North America Chief Executive Officer, who in turn reports to the HSBC Chief Executive Officer.
Board of Directors - Risk Oversight by Board  HSBC USA has a comprehensive risk management framework designed to address all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC USA commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit Committee, the Risk Committee and the Compliance Committee.
Audit Committee The Audit Committee has responsibility for oversight of and advice to the Board of Directors on matters relating to financial reporting and for oversight of internal controls over financial reporting. As set forth in our Audit Committee charter, the Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC USA's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	the critical accounting principles, policies and practices, significant judgments, and tax positions and related reserves;

•	HSBC USA's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC USA's independent auditors.
The Audit Committee also has the responsibility, power, direction and authority to receive regular reports from the Internal Audit Department concerning major findings of internal audits and to review the periodic reports from the Internal Audit Department that include an assessment of the adequacy and effectiveness of HSBC USA's processes for controlling activities and managing risks. The HSBC USA Disclosure Committee reports to the Audit Committee.

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

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk governance framework in relation to our strategic objectives and related reporting;

HSBC USA Inc.

•	oversee and advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer;

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	advise the Board of Directors and Nominating and Governance Committee on alignment of remuneration with risk appetite;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk governance framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

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
At each quarterly Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee describing top and emerging risks for HSBC USA, which may include operational and internal controls, market, credit, information security, capital management, liquidity and litigation.
HSBC USA holds a Risk Management Committee that is responsible for establishing and providing for an enterprise wide, forward looking, Risk Framework that addresses strategic, credit, market, liquidity, operational (inclusive of all sub-categories such as compliance, legal, fraud, information security etc.) and reputation risks are appropriately identified, measured, managed, controlled and reported, including internal controls and the direct involvement in the management of any outsized, inappropriate or cross-entity risks. The Risk Management Committee is comprised of the function heads of each of these risk areas, the heads of business, as well as other control functions within the organization. The Chief Risk Officer of HSBC North America is the Chair of this committee. On an annual basis, the HSBC North America Executive Committee and the Board Risk Committee review the Risk Management Committee's Terms of Reference. The Operational Risk Committee (the "ORC Committee"), the HSBC North America Model Oversight Committee ("MOC") and the Third Party Risk Oversight Committee ("TPROC") report to the Risk Management Committee and, together with the ALCO, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.
The ORC Committee provides governance and strategic oversight over material operational risks for HSBC USA. Operational Risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The ORC Committee ensures that senior management fully considers and effectively manages the identification, assessment, monitoring and control of Operational Risk so as to maintain losses within acceptable levels and to protect the organization from foreseeable future losses outside the established risk appetite.
The mission of the HSBC North America MOC is to direct, provide oversight, governance and approval of all HNAH models, and where appropriate, the associated risk rating systems within HNAH.
The TPROC has been established to oversee initiatives that have impact on Third Party Risk to oversee and govern all activities and performance related to critical vendors within in the US.
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

•
oversee the adequacy of resources, the budget, planned activities, organization, training programs, succession plans and qualifications of the compliance functions as necessary or advisable in the Committee's judgment;

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

In support of these responsibilities, HSBC Bank USA maintains a Regulatory Remediation Committee, which is a management committee established to provide a central point of governance and oversight for the remediation of outstanding regulatory issues resulting from enforcement actions, Supervisory Letters and any other regulatory findings. Stephen R. Nesbitt, Head of Regulatory Remediation is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Risk Officer and senior management of all functions, including Compliance, Legal and other control functions. The Regulatory Remediation Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Executive Committee. The Regulatory Remediation Committee is supported by the HSBC North America Remediation Management Office, which is a management office established to develop and oversee the response to the consent cease and desist orders. This Committee defines deliverables, provides ongoing direction to project teams and approves all regulatory submissions.
For further discussion of risk management generally, see the "Risk Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2015 fiscal year.
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

Compensation Discussion and Analysis
The following compensation discussion and analysis ("2015 CD&A") and accompanying tables summarizes the principles, objectives and factors considered in evaluating and determining the 2015 total compensation for our executive officers, including specific compensation information relating to our Chief Executive Officer ("CEO"): Patrick J. Burke; Chief Financial Officer ("CFO"): Mark Zaeske; and the next three most highly compensated executives: Thierry Roland, Wyatt Crowell and Rhydian Cox. Collectively, these officers are referred to as the Named Executive Officers ("NEOs").
Oversight of Compensation Decisions
Remuneration Committee
The HSBC Holdings plc Board of Directors has a Remuneration Committee ("RemCo"), which oversees the HSBC Group’s reward policy and its application to HSBC Group businesses. All members of the RemCo meet regularly and are independent non-executive Directors of HSBC. As part of its role, RemCo considers the terms of annual incentive plans, share plans, other long-term incentive plans and the individual remuneration packages of Executive Directors, Group Managing Directors and other senior HSBC Group employees, including the heads of control functions all in positions of significant influence and those having an impact on our risk profile.
RemCo periodically reviews the adequacy and effectiveness of the HSBC Group’s remuneration policy and ensures that the policy meets the commercial requirement to remain competitive, is affordable, allows flexibility in response to prevailing circumstances and is consistent with effective risk management.
The members of RemCo during 2015 are the following non-executive directors of HSBC: Sir S. Robertson (retired as Chairman April 24, 2015); W. S. H. Laidlaw (Chairman as of April 24, 2015) and J. Lipsky. As an indirect wholly owned subsidiary of HSBC, we are subject to the remuneration policy established by HSBC.
Compensation Approval Framework
HSBC has a standard approval framework for total compensation decisions across all Global Businesses, Functions and HSBC Operations Services & Technology (“HOST”). Total compensation approval decisions follow the framework which outlines the delegation of authority to approve pay packages down the organization. All compensation approvals are governed by Total Cost and Global Career Band ("GCB") limits. Through the framework, approval of pay packages that are at or below the Total Cost Limit is required from both the Functional Manager and Entity Manager of the Proposing Manager. When pay packages fall above the Total Cost Limit additional approval is required from the second level Functional Manager. The framework provides for line managers to be accountable for ensuring the compensation decisions are appropriate and in line with Group policy, financial plans, local market practices and regulatory conditions.
Under the compensation approval framework, total compensation proposals for most NEOs, require approval from their Entity and Functional Managers, the HSBC Group Head of Performance & Reward, HSBC Group Head of Human Resources, HSBC Group Chief Executive Officer, and/or RemCo as appropriate.
Board of Directors; HSBC North America Nominating and Governance Committee
The HSBC North America Board of Directors reviewed and made recommendations concerning proposed 2015 performance assessments and variable pay compensation award proposals for our CEO, direct reports to our CEO and certain other Covered Employees (“Covered Employees”), including the NEOs. The HSBC North America Board of Directors also reviewed fixed pay recommendations for 2016 for the NEOs and had the opportunity to recommend changes before awards were finalized.
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
The Nominating and Governance Committee of HSBC North America ("Nominating and Governance Committee”) performed certain responsibilities related to oversight and endorsements of total compensation for 2015 performance with respect to HSBC North America and its subsidiaries. The duties of the Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) making recommendations to the Board regarding compensation for service of the non-executive Board members,

HSBC USA Inc.

iii) reviewing whether the HSBC Group remuneration policy approved by RemCo and as approved by the HSBC shareholders in general meetings, complies with all relevant local regulations and is appropriate to attract, retain and motivate directors and senior management of the quality required to run the corporation successfully with consideration to market condition, iv) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations, v) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for our Chief Executive Officer, direct reports of our Chief Executive Officer, Covered Employees, and other staff including any recommendations for reducing, canceling or clawback of discretionary variable pay compensation previously awarded, and vi) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The Nominating and Governance Committee also assures that the HSBC North America Board of Directors reviews and provides input to HSBC Group concerning the CEO's succession and development plans, and to our CEO concerning management succession and development plans for the principal officers of the Corporation. The recommendations related to employee total compensation were incorporated into the submissions to RemCo, and/or to Stuart T. Gulliver, as HSBC Group CEO, and Mr. Burke, in instances where they have delegated remuneration authority within the limits established in the Compensation Approval Framework noted above.
Each year, the Nominating and Governance Committee reviews the enhanced risk assessment measures with respect to risks taken and risk outcomes in alignment with the performance management process. The Nominating and Governance Committee also reviews total compensation recommendations for senior executives with consideration for risk performance. For performance year 2015, the preliminary review of risk taken and risk outcomes occurred in December 2015 with final endorsement by the Nominating and Governance Committee in February 2016. Any reward impacts as a result of risk taken and risk outcomes were documented in “Risk Evidence Statements”, which were reviewed and approved by the Compensation and Performance Management Governance Committee before final endorsement by the Nominating and Governance Committee to support 2015 variable pay recommendations.
Compensation and Performance Management Governance Committee
In 2010, HSBC North America established the Compensation and Performance Management Governance Committee (“CPMG Committee”). The CPMG Committee was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation, Human Resources, Performance and Reward and Operational Risk. The duties of the CPMG Committee, among others, include: i) overseeing the framework for identifying employees who oversee institution-wide activities or material business lines or who have the ability to expose the Company to significant risk (“Covered Employees”) as defined in the Interagency Guidance on Incentive Compensation Arrangements, as published by the Federal Reserve Board, ii) reviewing the common compliance and internal audit related objectives to be assigned to senior management employees relating to risk management and such other measures as may be used to ensure risk is appropriately considered in making variable pay compensation recommendations, iii) reviewing regulatory, audit and other internal control findings, as well as risk events, and making recommendations to the Nominating and Governance Committee concerning any proposed adjustments to variable pay compensation recommendations, including cancellation of previously awarded unvested variable pay compensation (“malus”) and clawback of incentive compensation previously awarded to employees (effective January 1, 2015), iv) reviewing proposed variable pay pool funding and allocations within U.S. operations, and v) endorsing “Risk Evidence Statements”, which summarize any reward impacts as a result of risk outcomes or risk taken within each control function and business line. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, or Mr. Burke depending on the nature of the recommendation or the delegation of authority for making final decisions.
Material Risk Takers and Alignment to the Capital Requirement Directive IV ("CRD IV")
Under the provisions of CRD IV, which came into effect from January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as “Identified Staff and Material Risk Takers”, which are referenced as “MRTs” throughout this document. MRTs are determined based on qualitative and quantitative criteria prescribed by the Regulatory Technical Standard ("RTS") EU 604/2014 issued by the European Banking Authority that came into force in June 2014. This replaces the criteria that was previously used to identify Code Staff for the purposes of the U.K. Prudential Regulatory Authority's and Financial Conduct Authority's Remuneration Code. HSBC USA, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with CRD IV.
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

Internal Equity
HSBC USA's executive officer total compensation is analyzed internally at the direction of the RemCo with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against the respective Comparator Group, as detailed herein.
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
Our most senior executives, including Messrs. Burke, Zaeske, Roland, Crowell, and Cox, set objectives using a performance scorecard framework. On a performance scorecard, objectives are separated into two categories: financial and non-financial objectives. Additionally, objectives are aligned to strategic priorities including “Grow”, “Global Standards”, “Streamlining” and “People”. In performance scorecards, certain objectives had quantitative standards that may have included meeting designated financial performance targets for the company or the executive's function. Qualitative objectives may have included key strategic business initiatives, including remediation goals, or projects for the company or executive's function. Mr. Burke has a minimum 25 percent of his scorecard weighted to Global Standards including risk and compliance. Quantitative and qualitative objectives helped inform 2015 total compensation decisions. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Specific objectives required of all Covered Employees include targets relating to Compliance, Internal Audit and general risk and internal control measures.

HSBC USA Inc.

Employees were assessed on and communicated up to three ratings, which included performance rating (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a behavioral guide (Role Model, Strong, Developing, Unacceptable), and Potential rating (a new scale introduced in 2015) used to assess key talent.
Risk (including in particular, compliance) is a critical part of the assessment process in determining the performance of senior executives, Covered Employees and MRTs, ensuring that their individual remuneration has been appropriately assessed with regard to risk.
In addition, there is a process to identify behavioral transgressions for all employees during the year. These reviews determine whether there are any instances of non-compliance with Group policies and procedures (including risk), non-adherence to HSBC values and other expected behaviors. Instances of non-compliance are escalated to senior management, the Nominating and Governance Committee and/or RemCo for consideration in variable pay decisions. Consideration is given to whether adjustments, malus and/or clawback should apply and in certain circumstances, whether employment should be continued. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2015 CD&A, on or after January 1, 2015.
As the determination of the variable pay awards relative to 2015 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2015, the final determination on 2015 total compensation was not made until February 2016. To make that evaluation, Messrs. Gulliver and Burke received reports from management concerning satisfaction of 2015 HSBC Group, global business unit or function and individual objectives.
Each NEO’s performance objectives included strategic priorities related to growth, global standards, streamlining and compliance culture transformation. Total compensation decisions were influenced by performance to these objectives, as well as each NEO’s demonstration of appropriate values-aligned behaviors as noted above. In addition, NEOs were focused on activities specific to their role within the organization as follows:
Mr. Burke:

•
Manage business performance; manage cost performance; oversee ongoing remediation of top themed risk control items, ensuring compliance with applicable laws and regulations, and the support of HSBC’s people and compliance cultural transformation.

Mr. Zaeske:

•
Define capital actions in support of the delivery of 2015 Comprehensive Capital Analysis Review (CCAR), Dodd-Frank Act, and Prudential Regulation Authority Stress Testing, drive efforts to optimize Risk Weighted Assets across businesses, maintain and improve a strong internal control environment throughout Finance.

Mr. Roland:

•	Grow the business in line with our established risk appetite; improve customer experience; manage cost performance; support culture.
Mr. Crowell:

•	Grow the business in in line with our established risk appetite; improve on industry benchmarks; manage cost performance; support culture.
Mr. Cox:

•
Risk and Compliance including enterprise-wide risk management, issue tracking through action planning; build a robust and professional stress testing team; drive increased coordination across the activities of the 1st and 2nd Lines of Defense and the further education of the roles and responsibilities of the 1st and 2nd Lines of Defense; drive the execution of the U.S. regulatory remediation activities; ensure Risk Appetite is designed to support business growth assuring profit before tax grows at rate commensurate with the risk being taken; continue to develop professional relationships with HSBC North America’s key regulators and other related stakeholders.

Competitive Compensation Levels and Benchmarking
When making compensation decisions, we review the total compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as "benchmarking." Benchmarking provides a point of reference for measurement but does not replace analysis of internal pay equity and individual performance of the executive officers that HSBC also considers when making total compensation decisions. We strive to maintain a total compensation program that may attract and retain qualified executives but also has levels of total compensation that differ based on performance.
In 2015, RemCo retained Towers Watson to provide market trend information for use during the annual pay review process and advise RemCo as to the competitive position of our total direct compensation levels in relation to the Comparator Group. Towers Watson provided competitive positions on the highest level executives within HSBC Group, including our CEO, Mr. Burke. Other NEOs benchmarking data is provided by McLagan Partners Inc. Comparative competitor information was provided to Messrs. Gulliver and Burke to evaluate the competitiveness of proposed executive total compensation.

HSBC USA Inc.

The Comparator Group is reviewed annually with the assistance of Towers Watson. The Comparator Group consists of our global peers with comparable business operations located within U.S. borders. Comparator Group organizations are publicly held companies that compete with HSBC Group for business, customers and executive talent and are broadly similar in size and international scope.
The Comparator Group for 2015 consisted of:

Global Peers
Australia and New Zealand Banking Group	Citigroup
Banco Santander	Deutsche Bank
Bank of America	JPMorgan Chase
Barclays	Standard Chartered
BNP Paribas	UBS
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
Fixed Pay Allowances
Under the provisions of the Capital Requirement Directive IV (CRD IV), which came into effect from January 1, 2014, there is a limit on the amount of variable pay that firms can pay to those of its employees that are categorized as MRTs (defined in the “Material Risk Takers and Alignment to the Capital Requirement Directive IV (CRD IV)” section of the 2015 CD&A).
Under these provisions, variable pay for MRTs must be limited to 100 percent of fixed pay, unless shareholders have approved an increase to 200 percent of fixed pay. At the Annual General Meeting held on May 23, 2014, the shareholders of HSBC approved the increase of the cap to 200 percent of fixed pay. Even with this approval, RemCo believes that it is vital to maintain the link of variable pay to the achievement of the business objectives of HSBC Group, and it is also necessary to ensure our total compensation package remains competitive based on the role, function, experience, technical expertise and market worth of the role. This required a rebalancing from variable pay to fixed pay for certain roles, including the NEOs disclosed in this document. As a result, a fixed pay allowance ("FPA") was introduced, where necessary, to achieve this objective.
The FPA amount was determined as appropriate based on the role, experience of the employee, market compensation for the role and other remuneration that was received in that year.
For MRTs who were Executive Directors, Group Managing Directors and Group General Managers, including Messrs. Burke, Roland and Cox, FPAs were granted in shares of HSBC that vested immediately. No performance conditions apply for these awards and they are not subject to malus or clawback. These shares (net of shares sold/reduced to cover any income tax and social security) will be subject to a retention period: 20 percent of these shares will be released in March immediately following the end of the financial year in which the shares are granted and the remaining 80 percent will be subject to a retention period of at least five years. Dividends will be paid on the vested shares held during the retention period at the same rate paid to ordinary shareholders.
Mr. Zaeske was an MRT who received the FPA in cash, paid biweekly through payroll. Mr. Crowell was an MRT who received the FPA in shares, as described above.
Annual Discretionary Variable Pay Awards
Annual discretionary variable pay (“variable pay”) awards are intended to drive and reward performance against annual financial and non-financial measures, and recognize adherence to HSBC Values which are consistent with the medium to long-term strategy of the company and align with shareholder interests. Variable pay often differs from year to year and is offered as part of the total compensation package. In the event certain quantitative or qualitative performance goals are not met, variable pay awards may be reduced or not paid at all. Additionally, variable pay was influenced by the values-aligned behavior rating described in the "Link

HSBC USA Inc.

to Company Performance" section of the 2015 CD&A. Role Model values-aligned behaviors typically supported upward reward differentiation, whereas Unacceptable values-aligned behaviors generally negatively impacted variable pay compensation.
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
Group Managing Directors, including Mr. Burke and Group General Managers, including Messrs. Roland and Cox typically also receive long-term deferred awards to achieve alignment with the interests of shareholders and to encourage delivery of sustainable long-term business performance. Grants are approved by RemCo, by considering performance delivered prior to the date of grant against a predetermined scorecard. Performance measures on the scorecard are reviewed annually and for 2014 composed of financial measures, and non-financial measures. Grants comprise a number of shares to which the employee will become fully entitled, after a five year vesting period, subject to continued employment with the HSBC Group.
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
In addition, all MRTs are asked to accept the MRT terms including acceptance on clawback annually as a prerequisite before any annual variable pay award is granted and paid.
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
Messrs. Roland and Cox participated in general benefits available to executives of HSBC USA and certain additional benefits and perquisites available to executives on international assignments. Total compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and recognize the significant commitment that must be made by international assignees. The additional benefits and perquisites may be significant when compared with other compensation received by other HSBC USA executive officers and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC Group locations globally and are deemed appropriate by the HSBC Group senior management. Perquisites are further detailed in the "Summary Compensation Table".

HSBC USA Inc.

Retirement Benefits
HSBC North America offered a qualified defined benefit pension plan under which our executives could participate and receive a benefit equal to that provided to all of our eligible employees with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that the plan closed to new participants and existing participants no longer accrue any future or increased benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. We do not pay any above-market or preferential interest in connection with deferred amounts. Mr. Cox, as an international manager, was accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained in the "Pension Benefits Table 2015".
Performance Year 2015 Compensation Actions
HSBC and HSBC USA aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
On a Group Reporting Basis, profit before tax improved in 2015, driven by higher total operating income and lower operating expenses, partially offset by higher loan impairment charges. Commercial Banking reported lower profit before tax, driven by increased loan impairment charges primarily due to higher provisions associated with deterioration in the oil and gas industry, partly offset by higher operating income due to the favorable impacts of higher loan balances in key growth markets. For Retail Banking & Wealth Management, loss before tax increased from lower operating income, and higher loan impairment charges, as improvements in economic and credit conditions were more pronounced in 2014, partly offset by lower operating expenses reflecting impacts of several cost reduction initiatives as well as lower accruals for compensatory fees and litigation expense. Private Bank reported lower profit before tax as the prior year included revenue and loan impairment recoveries related to the payoff of a troubled debt restructuring loan, which did not repeat. Global Banking & Markets reported a higher profit before tax from increased operating income, lower loan impairment charges and expenses. Prior year was impacted by litigation expense related to the settlement of the Federal Housing Finance Agency matter. We continue to believe the strength of our strategic objectives and the direction of our executive officers are united to support the HSBC Group's interests and that of HSBC's shareholders. Our variable pay awards were approved to be awarded to all of the NEOs, who were employed with the HSBC Group as of December 31, 2015.
Variable pay awards in respect of 2015 performance that exceed $75,000 are subject to deferral requirements under the HSBC Group Minimum Deferral Policy. For non-MRTs, this policy requires 10 percent to 50 percent of variable pay be awarded in the form of RSUs of HSBC ordinary shares that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.
MRTs are subject to a different set of deferral requirements, including Messrs. Burke, Zaeske, Roland, Crowell and Cox. Variable pay awarded to MRTs in excess of $750,000 are subject to a 60 percent deferral rate, and variable pay awards below $750,000 are subject to 40 percent deferral rate. In cases where the total compensation for a MRT is equal to or less than $750,000, and variable pay is not more than 33 percent of the total compensation, the HSBC Group Minimum Deferral Policy applies. Deferral rates are applied to the total variable pay award (excluding the additional long-term deferred share award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. The deferred cash and deferred RSUs vest 33 percent on each of the first and second anniversaries of the grant date, and 34 percent on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income and social security tax obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred (short-term) share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax and social security obligations. Non-deferred cash awarded for 2015 performance will be paid on March 18, 2016. Deferred cash, deferred RSUs, (delivered as phantom shares to former employees), and non-deferred shares will be granted on February 29, 2016.
As Group Managing Director, Mr. Burke and Group General Managers, Messrs. Roland and Cox also received additional long-term deferred share awards for 2015 performance in amounts of $345,000, $209,934 and $115,262 respectively. The remaining balance of their variable pay awards for performance year 2015 will be deferred according to above outlined deferral policy. Messrs. Zaeske and Crowell did not receive these long-term deferred share awards.

HSBC USA Inc.

The following table summarizes the total compensation decisions made with respect to the NEOs for the 2014 and 2015 performance years who were employed as of December 31, 2015. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the "Summary Compensation Table" include equity compensation in the year granted. Also, the "Summary Compensation Table" includes changes in pension value and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

	Base Salary(1)		Fixed Pay Allowance(1)		Discretionary Variable Cash(2)		Equity Incentive Award(3)		Supplemental Equity Incentive Awards(4)		Total Compensation
	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015
Patrick J. Burke(5)	$700,000	$1,000,000	$550,000	$550,000	$900,000	$1,552,500	$1,100,000	$1,897,500	$—	$—	$3,250,000	$5,000,000
Mark Zaeske(6)	$450,000	$450,000	$250,000	$250,000	$169,280	$450,000	$42,320	$450,000	$300,000	$—	$1,211,600	$1,600,000
Thierry Roland(7)	N/A	$804,506	N/A	$846,135	N/A	$944,713	N/A	$1,154,648	N/A	$—	N/A	$3,750,002
Wyatt Crowell(8)	N/A	$670,000	N/A	$665,000	N/A	$832,500	N/A	$832,500	N/A	$—	N/A	$3,000,000
Rhydian H. Cox(9)(10)	N/A	$928,917	N/A	$177,287	N/A	$518,680	N/A	$633,942	N/A		N/A	$2,258,826

(1)	Base salary and fixed pay allowance amounts (cash or shares) are indicated as annual rates. In 2014 CD&A, base salary amounts reflected actual total payment for calendar year.
The market allowances for Messrs. Burke and Cox are not reflected in base salary amounts. Market allowance is included as Other Compensation in the "Summary Compensation Table."

(2)	Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(3)
Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Equity Incentive Award indicated above for 2015 is earned in performance year 2015 but will be granted in March 2016. However, as required in the "Summary Compensation Table", the grant date fair market value of equity granted in March 2015 is disclosed for the 2015 fiscal year under the column of Stock Awards in that table. Grant date fair value of equity granted in March 2016 will be disclosed under the column of Stock Awards in the "Summary Compensation” table reported for the 2016 fiscal year. Amounts include immediately-vested shares, deferred RSUs, and long-term incentive equity awards.

(4)
The supplemental equity awards can be delivered in form of restricted share units (RSUs) in case of sign-on incentives; or delivered in the form of Performance Based Restricted Share Units (“PBRSU”), where vesting is generally conditional on the individual being in employment and not under notice on the date of vesting, and having at least a “Good Performer” performance rating, with a minimum of “Strong” values-aligned behavior rating. Additional award specific conditions may also be applied. Awards are further discussed in "Equity Incentive Awards” section of the 2015 CD&A.

(5)
In addition to his work for us and our subsidiary HSBC Bank USA, Mr. Burke serves as an Executive Director of HSBC North America with oversight over our other affiliates and subsidiaries of HSBC North America. Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Burke for his role as President and Chief Executive Officer for all companies where appointed.

(6)
In addition to his work for us and our subsidiary HSBC Bank USA, Mr. Zaeske serves as Deputy Chief Financial Officer of HSBC North America. Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Zaeske for his role as Chief Financial Officer and Deputy Chief Financial Officer, respectively for such companies.

(7)
In addition to his work for us and our subsidiary HSBC Bank USA, Mr. Roland's remuneration also includes remuneration for his duties at HSI. Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Roland for his role as Senior Executive Vice President and Head of Global Banking and Markets Americas for all companies.

(8)
Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Crowell for his role as Senior Executive Vice President and Head of Commercial Banking for us and our subsidiary HSBC Bank USA.

(9)
In addition to his work for us and our subsidiary HSBC Bank USA, Mr. Cox serves as an Executive Director of HSBC North America with oversight over HSBC Finance Corporation. Amounts discussed within the 2015 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Cox for his role as Chief Risk Officer for all companies. Mr. Cox is also disclosed as a NEO in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2015.

(10)
The annual salary rate reflected in this table for Mr. Cox is an estimated gross figure for the year, calculated on Mr. Cox's notional salary of $190,692 (137,028 SDR) and includes assignment-related allowances and estimated host country taxes. Special Drawing Rights (SDR) is the currency on which International Manager' salaries are based, given the global nature of their roles. SDR is calculated by the International Monetary Fund by reference to four currencies (EUR, JPY, GBP and USD). The value of the SDR against other currencies is reviewed quarterly.

HSBC USA Inc.

Compensation-Related Policies
Ex-Ante Adjustments to Variable Pay Award Recommendations
RemCo has the responsibility, power, authority and discretion to review and approve performance-based remuneration by reference to corporate goals and objectives. Adjustments made to performance-based remuneration in advance of said remuneration actually being finalized/paid are commonly referred to as ex-ante adjustments and these include in-year variable pay adjustment and malus (reduction and cancellation of unvested deferred awards). Additionally, the Nominating and Governance Committee includes among its duties making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the CEO, direct reports of the CEO, Covered Employees, and other staff.
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
Similarly, the Nominating and Governance Committee includes, among its duties, making recommendations for reducing or canceling discretionary variable pay compensation previously awarded for our CEO, direct reports of our CEO, Covered Employees and other staff.
Clawback Policy
Vested or paid awards, including RSUs and deferred cash are subject to the clawback provisions for a period of at least seven years from the date of grant, in line with the United Kingdom's Prudential Regulation Authority (“PRA”) requirements, and as allowed by relevant law. Clawback is only applicable to variable pay awards granted to MRTs, including the NEOs disclosed in the 2015 CD&A, on or after January 1, 2015.
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
Severance Protection and Employment Contracts
The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts differ according to employee's GCB, weekly pay, and years of service. However, the benefit is limited for all employees to a 52-week maximum. For the NEOs disclosed in the 2015 CD&A, the severance payment is determined as the greater of: two weeks of base salary for one year of service, or sixteen weeks of pay. Mr. Roland, as an international assignee is not covered under the HSBC-North America severance plans. Mr. Cox, as an international manager (“IM”) is not covered under the HSBC-North America severance plans. For IMs, severance payment is calculated under the “IM General Principles Relating to Redundancy Policy” with the costs borne centrally, so in the case of Mr. Cox such severance payment would not be a specific obligation of HSBC USA.
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

HSBC USA Inc.

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
Compensation Committee Interlocks and Insider Participation
As described elsewhere in the 2015 CD&A, we are subject to the remuneration policy established by RemCo and the delegations of authority with respect to executive officer total compensation described above under "Oversight of Compensation Decisions."
Compensation Committee Report
HSBC USA does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC USA Board of Directors were presented with information on proposed total compensation for performance in 2015, the final decisions regarding remuneration policies and executive officer awards were made by RemCo or by Mr. Gulliver and Mr. Burke as well as the relevant heads of global business segments or heads of global staff functions where RemCo has delegated final decisions. We, the members of the Board of Directors of HSBC USA, have reviewed the 2015 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2015 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive total compensation in 2015. HSBC USA senior management has advised us that they believe the 2015 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2015 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.
Board of Directors of HSBC USA Inc.
Philip Ameen
Kevin M. Blakely
Patrick J. Burke
Rhydian H. Cox
William R. P. Dalton
Nancy Mistretta
Jane C. Sherburne
Thomas K. Whitford

HSBC USA Inc.

Executive Compensation
The following tables and narrative text discuss the total compensation awarded to, earned by or paid as of December 31, 2015 to (i) Mr. Patrick J. Burke who served as HSBC USA's CEO, (ii) Mr. Mark Zaeske, who served as HSBC USA's CFO, and, (iii) the next three most highly compensated executive officers (other than the CEO and CFO) who were serving as executive officers as of December 31, 2015.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Patrick J. Burke(6)(7)	2015	$815,385	$1,552,500	$1,648,499	$—	$—	$—	$667,487	$4,683,871
President & Chief Executive Officer	2014	$700,000	$900,000	$1,669,894	$—	$—	$877,028	$161,078	$4,308,000
Mark Zaeske(6)(7)	2015	$700,000	$450,000	$42,317	$—	$—	$—	$15,900	$1,208,217
Senior Executive Vice President and Chief Financial Officer	2014	$131,923	$169,280	$300,000	$—	$—	$—	$7,915	$609,118
Thierry Roland(6)(7)	2015	$616,534	$944,713	$1,793,922	$—	$—	$—	$562,359	$3,917,528
Senior Executive Vice President, Head of Global Banking and Markets Americas
Wyatt Crowell(6)(7)	2015	$670,000	$832,500	$1,515,717	$—	$—	$—	$15,900	$3,034,117
Senior Executive Vice President and Head of Commercial Banking
Rhydian H. Cox(6)(7)	2015	$928,917	$518,680	$593,990	$—	$—	$29,079	$661,155	$2,731,821
Senior Executive Vice President and Chief Risk Officer

(1)
The amounts disclosed in 2015 are made up of two fixed pay components, biweekly salary and cash fixed pay allowance, as disclosed under "Elements of Compensation - Fixed Pay Allowances". These amounts do not include the value of shares granted under fixed pay allowance plan.

(2)
The amounts disclosed in 2015 are related to 2015 performance but paid in 2016. The amounts include portion granted in the form of deferred cash as disclosed under "Performance Year 2015 Compensation Actions". NEOs will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional rate of return equal to the annual dividend yield of HSBC ordinary shares over the period.

(3)
Reflects the aggregate grant date fair value of awards granted during the year. Aggregate grant date fair value is determined by multiplying the number of shares awarded by the prior day closing price for HSBC ordinary shares and the applicable foreign exchange rate. The grants are subject to various time vesting conditions as disclosed in the footnotes to the "Outstanding Equity Awards at Fiscal Year End 2015” table. Dividend equivalents, in the form of cash and additional shares, are paid on all underlying shares and restricted share units at substantially the same rate as dividends paid on shares of HSBC. The amounts disclosed in 2015 for Messrs. Burke, Roland, Crowell and Cox include value of shares granted under fixed pay allowance plan, as referenced in the "Grants of Plan Based Awards 2015” table. No performance conditions apply to the share awards granted under fixed pay allowance plan, and these awards are not subject to malus or clawback.

(4)
The HSBC - North America (U.S.) Pension Plan ("Pension Plan"), the Supplemental Tax Reduction Investment Plan ("STRIP"), the Household Supplemental Retirement Income Plan ("SRIP"), and the HSBC International Retirement Benefits Scheme ("ISRBS") are described under "Savings and Pension Plans."

Increase/(decrease) in values by plan for each participant are: Mr. Burke: $(32,257) (Pension Plan), $(65,502)(SRIP) and $8,001 (STRIP) and Mr. Cox - $29,079 (ISRBS). Messrs. Zaeske, Roland and Crowell are not participants in defined benefit pension plans.

(5)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each NEO, such as tax preparation expenses and expatriate benefits to the extent such perquisites and other personal benefits exceeded $10,000 in 2015. The value of perquisites provided to Messrs. Zaeske and Crowell did not exceed $10,000. The following table itemizes perquisites and other benefits for each NEO who received perquisites and other benefits in excess of $10,000:

HSBC USA Inc.

Perquisite/Benefit	Named Executive Officer
	Mr. Burke	Mr. Roland	Mr. Cox
Personal Use of Limo/Chauffeur	$1,587
Tax Preparation Expenses		$1,234	$1,274
Foreign and/or US Taxes Paid/Tax Equalization		$25,901	$51,038
Tax Gross Up		$51,700	$20,420
Housing/Utilities/Furniture		$336,732	$272,350
International Travel Expenses		$66,517	$70,829
Education Expenses			$5,909
Market Allowance	$650,000		$175,000
Partner Support Allowance		$13,863
Storage Costs/Shipping Expenses		$9,344
Expatriate Benefits		$32,300	$26,024
Medical Insurance Premiums			$32
Total	$651,587	$537,591	$622,876
Amounts reported under Foreign and/or US Taxes Paid/Tax Equalization component of All Other Compensation reflect taxes paid in 2015, net of any tax reimbursements from the NEO.
All Other Compensation also includes HSBC USA's matching contribution for the NEO's participation in HSBC - North America (U.S.) Tax Reduction Investment Plan ("TRIP") in 2015, as follows: Messrs. Burke, Zaeske and Crowell each had a matching contribution of $15,900. Mr. Roland did not participate in the TRIP. Mr. Roland did have company contributions in the HSBC Bank (UK) Pension Scheme - Defined Contribution Section ("DCS Scheme") of $24,768. Mr. Cox had company contributions in the HSBC International Retirement Benefit Plan ("IRBP") for International Managers in the amount of $38,279. TRIP, DCS Scheme and IRBP are described under "Savings and Pension Plans - Deferred Compensation Plans."

(6)
This table only reflects those officers who were NEOs for the particular referenced years above. Accordingly, Messrs. Burke, and Zaeske were not NEOs in 2013, so the table only reflects their compensation in fiscal years 2014 and 2015. Messrs. Roland, Crowell and Cox were not NEOs in 2013 nor 2014.

(7)
Amounts shown for Messrs. Burke and Cox represent respectively the compensation earned in connection with his service to HSBC North America, HSBC Finance Corporation, and for HSBC USA and its subsidiary HSBC Bank USA as well as other of our U.S. affiliates. Amounts shown for Mr. Zaeske represent the compensation earned in connection with his service to HSBC North America and for HSBC USA and its subsidiary HSBC Bank USA as well as other of our U.S. affiliates. Amounts shown for Mr. Roland represent the compensation earned in connection with his service to HSI and for HSBC USA and its subsidiary HSBC Bank USA. Amounts shown for Mr. Crowell represent the compensation earned in connection with his service to HSBC USA and its subsidiary HSBC Bank USA. Mr. Cox is also disclosed as an NEO in the HSBC Finance Corporation Form 10-K for the year ended 2015.

HSBC USA Inc.

Grants of Plan-Based Awards 2015

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
Patrick J. Burke	3/2/2015	(1)							60,359			$539,997
	3/2/2015	(2)							40,239			$359,832
	3/2/2015	(3)							22,355			$199,997
	5/11/2015	(4)							14,080			$141,092
	8/10/2015	(5)							15,022			$135,871
	11/9/2015	(6)							16,992			$134,824
	12/14/2015	(7)							18,197			$136,886
Mark Zaeske	3/2/2015	(1)							4,730			$42,317
Thierry Roland	3/2/2015	(1)							53,102			$475,073
	3/2/2015	(2)							35,402			$316,578
	3/2/2015	(3)							19,667			$175,949
	5/11/2015	(4)							19,770			$197,038
	8/10/2015	(5)							23,077			$211,005
	11/9/2015	(6)							26,142			$207,426
	12/14/2015	(7)							27,994			$210,853
Wyatt Crowell	3/2/2015	(1)							57,119			$511,010
	3/2/2015	(2)							38,079			$340,017
	5/11/2015	(4)							17,024			$170,593
	8/10/2015	(5)							18,163			$165,580
	11/9/2015	(6)							20,545			$163,016
	12/14/2015	(7)							22,001			$165,501
Rhydian H. Cox	3/2/2015	(1)							15,247			$136,406
	3/2/2015	(2)							22,871			$204,521
	3/2/2015	(3)							8,470			$75,776
	5/11/2015	(4)							4,541			$45,504
	8/10/2015	(5)							4,844			$44,160
	11/9/2015	(6)							5,480			$43,481
	12/14/2015	(7)							5,868			$44,142

(1)
Reflects grant of RSUs, which vest thirty-three percent on the first and second anniversaries of the grant date, and thirty-four percent on the third anniversary of the grant date. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.773 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.549.

(2)
Reflects grant of immediately-vested shares, subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares prior day closing price of GBP 5.773 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.549.

(3)
Reflects grant of long-term deferred equity incentive award, which vests one-hundred percent on March 2, 2020. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.773 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.549.

(4)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 6.359 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.575.

(5)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period and number of shares granted was reduced proportionally as required to meet associated income tax obligations. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.835 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.562.

(6)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period and number of shares granted was reduced proportionally as required to meet associated income tax obligations. The total grant date fair value is based on 100 percent

HSBC USA Inc.

of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 5.276 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.503.

(7)
Reflects grant of immediately-vested shares under the fixed pay allowance plan. These shares are subject to an additional graded retention period and number of shares granted was reduced proportionally as required to meet associated income tax obligations. The total grant date fair value is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on prior day closing price of GBP 4.941 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.522.

Outstanding Equity Awards At Fiscal Year-End 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick J. Burke						9,577	(2)	$76,137
						48,288	(3)	$383,890
						40,101	(4)	$318,803
						29,319	(5)	$233,086
						141,748	(6)	$1,126,897
						48,251	(7)	$383,595
						29,063	(8)	$231,051
						23,685	(9)	$188,296
						63,951	(10)	$508,410
Mark Zaeske						21,114	(11)	$167,856
						5,011	(10)	$39,837
Thierry Roland						24,117	(12)	$191,730
						55,101	(7)	$438,053
						44,252	(8)	$351,819
						20,837	(9)	$165,654
						56,262	(10)	$447,283
Wyatt Crowell						35,470	(13)	$281,987
						60,285	(14)	$479,266
						37,889	(8)	$301,218
						60,518	(10)	$481,118
Rhydian H. Cox						11,686	(12)	$92,885
						9,719	(8)	$77,251
						16,154	(10)	$128,399
						18,152	(7)	$144,280
						8,974	(9)	$71,329

(1)	The HSBC ordinary shares market value of the shares on December 31, 2015 was GBP 5.362 and the exchange rate from GBP to U.S. dollars was 1.482.

(2)	This award will vest in full on March 15, 2016.

(3)	This award will vest in full on March 13, 2017.

(4)	This award will vest in full on March 11, 2018.

(5)	This award will vest in full on March 12, 2018.

(6)	This award will vest in full on April 1, 2016, subject to the satisfaction of a condition which requires the attainment of individual performance targets.

(7)	This award will vest in full on March 11, 2019.

(8)	Thirty-three percent of this award vested on March 10, 2015, thirty-three percent will vest on March 10, 2016, and thirty-four percent will vest on March 10, 2017.

(9)	This award will vest in full on March 2, 2020.

(10)	This award will vest thirty-three percent on March 14, 2016, thirty-three percent on March 14, 2017, and thirty-four percent will vest on March 14, 2018.

HSBC USA Inc.

(11)	Thirty-three percent of this award vested on November 3, 2015, thirty-three percent will vest on November 8, 2016, and thirty-four percent will vest on November 7, 2017.

(12)	Thirty-three percent of this award vested on March 11, 2014, thirty-three percent vested on March 11, 2015, and thirty-four percent will vest on March 11, 2016.

(13)	Thirty-three percent of this award vested on June 30, 2015, thirty-three percent will vest on June 30, 2016, and thirty-four percent will vest on June 30, 2017

(14)
Thirty-four percent of this award vested on March 31, 2015, sixteen percent of this award vested on June 30, 2015, seventeen percent of this award vested on September 30, 2015 and sixteen percent will vest on March 31, 2016 and seventeen percent will vest on September 30, 2016.

Option Exercises and Stock Vested 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting($)(1)
Patrick J. Burke			76,154	(2)	$653,669
Mark Zaeske			10,400	(3)	$78,504
Thierry Roland			150,067	(4)	1,267,494
Wyatt Crowell			194,019	(5)	$1,656,013
Rhydian H. Cox			55,083	(6)	468,929

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise or release and the exchange rate from GBP to USD on the date of settlement.

(2)
Includes the release of 22,087 shares granted on March 12, 2012, release of 13,828 shares from March 10, 2014 grant, and immediate release of 40,239 shares from a March 2, 2015 grant. In addition, the total number of shares acquired on vesting includes shares immediately-vested under the fixed pay allowance plan: 14,080 granted on May 11, 2015, 15,022 granted on August 10, 2015, 16,992 granted on November 9, 2015 and 18,197 granted on December 14, 2015.

(3)	Includes the release of 10,269 shares granted on December 8, 2014, and release of 131 shares from December 8, 2014 grant.

(4)
Includes the release of 34,977 shares granted on March 12, 2012, release of 34,977 shares from March 12, 2012 grant, release of 23,656 share from a March 11, 2013 grant, release of 21,055 shares from March 10, 2014 grant, and immediate release of 35,402 shares from a March 2, 2015 grant. In addition, the total number of shares acquired on vesting includes shares immediately-vested under the fixed pay allowance plan: 19,770 granted on May 11, 2015, 23,077 granted on August 10, 2015, 26,142 granted on November 9, 2015 and 27,994 granted on December 14, 2015.

(5)
Includes the release of 31,182 shares granted on June 17, 2014, release of 46,172 shares from June 17, 2014 grant, release of 60,558 shares from June 17, 2014 grant, release of 18,028 shares from August 11, 2014 grant, and immediate release of 38,079 shares from a March 2, 2015 grant. In addition, the total number of shares acquired on vesting includes shares immediately-vested under the fixed pay allowance plan: 17,024 granted on May 11, 2015, 18,163 granted on August 10, 2015, 20,545 granted on November 9, 2015 and 22,001 granted on December 14, 2015.

(6)
Includes the release of 16,125 shares granted on March 12, 2012, release of 11,463 shares from March 11, 2013 grant, release of 4,624 shares from March 10, 2014 grant, and immediate release of 22,871 shares from a March 2, 2015 grant. In addition, the total number of shares acquired on vesting includes shares immediately-vested under the fixed pay allowance plan: 4,541 granted on May 11, 2015, 4,844 granted on August 10, 2015, 5,480 granted on November 9, 2015 and 5,868 granted on December 14, 2015.

Pension Benefits 2015

Name	Plan Name(1)	Number of Years Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)		Payments During Last Fiscal Year ($)
Patrick J. Burke(4)	Pension Plan - Household	23.8	$1,093,326		$—
	SRIP	21.8	$3,679,764		$—
Mark Zaeske(5)	N/A	N/A	N/A		N/A
Thierry Roland(5)	N/A	N/A	N/A		N/A
Wyatt Crowell(5)	N/A	N/A	N/A		N/A
Rhydian H. Cox(6)	ISRBS	29.0	$2,827,630	(7)	$174,899	(7)

(1)	Plan described under "Savings and Pension Plans."

(2)	Service displayed through the applicable Plan freeze date or Participant termination date.

(3)	Value of benefit at normal retirement age (or current year if later). Calculations as of December 31, 2015.

(4)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,305,023 (Pension Plan) and $4,491,573 (SRIP).

(5)	Messrs. Zaeske, Roland and Crowell did not participate in a defined benefit pension plan.

(6)
Mr. Cox retired from the ISRBS November 30, 2014. The Present Value of Accumulated Benefits and Payments During Last Fiscal Year incorporate the Cost of Living Allowance of 2.30 percent effective January 1, 2015.

HSBC USA Inc.

(7)	Amounts converted from GBP to USD based on the exchange rate at December 31, 2015 at 1.48236.
Savings and Pension Plans
Pension Plan
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC - North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 20, “Pension and Other Post retirement Benefits,” in the accompanying consolidated financial statements, effective January 1, 2013, the Pension Plan was frozen such that future contributions ceased under the Cash Balance formula and the Pension Plan closed to new participants and employees no longer accrue any future benefits under the Pension Plan. Effective January 1, 2011, no benefits presently were earned under any of the legacy formulas of the Pension Plan. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and did not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.
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
Account Based Formula: Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2 percent of annual fixed pay for each calendar year of employment. For this purpose, compensation includes total fixed pay and cash variable pay (as paid) (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP). At

HSBC USA Inc.

the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.
Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that differ by calendar year. The limit for 2015 is $265,000. The limit for years after 2015 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50 percent continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).
HSBC International Staff Retirement Benefits Scheme (Jersey) (ISRBS)
The ISRBS is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during her/his service shall contribute 6 2/3 percent of her/his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of her/his total compensation. Upon leaving service, the value of the member's voluntary contribution fund, if any, shall be commuted for a retirement benefit.
The annual pension payable at normal retirement is 1/480 of the member's final fixed pay for each completed month in the executive section, 1.25/480 of his final fixed pay for each completed month in the senior management section, and 1.50/480 of his final fixed pay for each completed month in the general management section. A member's normal retirement date (date of leaving the Scheme) is the first day of the month coincident with or next following 32 years membership of the Scheme. Payments may be deferred or suspended but not beyond age 75.
If a member leaves before normal retirement with at least 15 years of service, she/he will receive a pension which is reduced by 0.25 percent for each complete month by which termination precedes normal retirement. If she/he terminates with at least 5 years of service, she/he will receive an immediate lump sum equivalent of his reduced pension.
If a member dies before age 53 while she/he is still accruing benefits in the ISRBS then both a lump sum and a widow's pension will be payable immediately.
The lump sum payable would be the cash sum equivalent of the member's Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if she/he had continued in service until age 53, computed on the assumption that her/his final fixed pay remains unaltered. In addition, where applicable, the member's voluntary contributions fund will be paid as a lump sum.
In general, the pension payable to the widow/widower would be equal to one half of the member's Anticipated Pension. As well as this, where applicable, a children's allowance is payable on the death of the Member equal to 25 percent of the amount of the widow's pension.
If the member retires before age 53 on the grounds of infirmity she/he will be entitled to a pension as from the date of his leaving service equal to his Anticipated Pension, where Anticipated Pension has the same definition as in the previous section.
HSBC Bank (UK) Pension Scheme - Defined Contribution Section ("DCS Scheme")
The DCS is a contributory, defined contribution pension plan for employees of HSBC and other U.K.-based HSBC Group companies. The DCS provides an employer contribution of ten percent of the first GBP 20,000 of pensionable salary (the GBP 20,000 threshold will increase annually in July by the annual increase in the UK Consumer Price Index unless the DCS Trustee and the company decide the increase in another way) and nine percent of pensionable salary over GBP 20,000 up to the DCS earnings cap (GBP 135,000 up to June 30, 2015, and increased each July 1 by the annual increase in the UK Consumer Price Index over the twelve month period ending on the preceding March 31, rounded up to the next multiple of GBP 1,000). Additionally, voluntary employee contributions up to seven percent of pensionable salary up to the DCS earning cap are matched.
Present Value of Accumulated Benefits
For the Account Based formula: The value of the notional account balances currently available on December 31, 2015.
For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under Codification 715 with respect to the company's audited financial statements for the period ending December 31, 2015. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2015.

HSBC USA Inc.

Deferred Compensation Plans
Tax Reduction Investment Plan: HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $18,000 for 2015 (plus an additional $6,000 catch-up contribution for participants age 50 and over for 2014), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
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
Supplemental Tax Reduction Investment Plan: HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Employer contributions to STRIP participants terminated on December 31, 2010.
HSBC International Retirement Benefit Plan ("IRBP") for International Managers and International Contract Executives: The IRBP is a defined contribution retirement savings plan maintained for international managers and international contract executives and for certain international managers who have attained the maximum number of years of service for participation in another plan covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15 percent of pensionable salary and may elect to contribute up to 2.5 percent of pensionable salary as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.
Non-Qualified Deferred Contribution 2015

Name	Plan(1)	Executive Contributions in 2015(2)	Employer Contributions in 2015(3)	Aggregate Earnings in 2015(4)	Aggregate Withdrawals/ Distributions in 2015	Aggregate Balance at 12/31/2015
Patrick J. Burke	STRIP	$—	$—	$8,001	$—	$582,582
Mark Zaeske	—	N/A	N/A	N/A	N/A	N/A
Thierry Roland	—	N/A	N/A	N/A	N/A	N/A
Wyatt Crowell	—	N/A	N/A	N/A	N/A	N/A
Rhydian H. Cox	IRBP	$5,310	$38,279	$—	$—	$41,549

(1)	Plan described under "Savings and Pension Plans."

(2)	Mr. Cox’s elective contributions from eligible fixed pay under the plan were converted from GBP to USD using the exchange rate of 1.482 as of December 31, 2015.

(3)	For Mr. Cox, the amount reflects the employer’s contributions under the plan. This amount is included in the Other Compensation column of the “Summary Compensation Table.”

(4)	Aggregate earnings reflect market-based investment experience credited to participant accounts.

HSBC USA Inc.

Potential Payments Upon Termination Or Change-In-Control
The following tables describe the payments that HSBC USA would be required to make as of December 31, 2015 to Messrs. Burke, Zaeske, Roland, Crowell and Cox, as a result of termination, retirement, disability or death or a sale of business as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits and accrued vacation pay, or are specific to the Named Executive Officers, such as the amounts under the HSBC - North America (U.S.) Severance Pay Plan which is dependent on an employee's base salary. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC - North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards.
Patrick J. Burke

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death (2)		Sale of Business
Severance						$1,000,000	(3)
Variable Pay		$3,105,000	(4)	$3,105,000	(4)	$3,105,000	(4)		$3,105,000	(4)	$3,105,000	(4)
Restricted Stock/Units		$3,450,165	(5)	$2,323,268	(6)	$3,450,165	(5)		$3,450,165	(5)	$3,450,165	(5)
Deferred Cash		$1,194,326	(7)	$1,194,326	(7)	$1,194,326	(7)		$1,194,326	(7)	$1,194,326	(7)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not for Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Burke would receive 52 weeks of his current base salary upon separation from the company.

(4)
Refer to the description of Mr. Burke's service agreement in "Severance Protection and Employment Contracts". Mr. Burke is eligible to receive pro-rata variable pay through the date of termination. The disclosed amount assumes a termination date of December 31, 2015. The amount, format and awarding of variable pay is determined at absolute discretion of the HSBC Board of Directors.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and full vesting (in accordance with the original vesting schedule) of performance-based restricted share units award (June 2013 grant), assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(6)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units and forfeiture of the outstanding performance-based restricted share units (June 2013 grant), assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(7)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

HSBC USA Inc.

Mark Zaeske

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death (2)		Sale of Business
Severance						$138,462	(3)
Restricted Stock/Units		$207,694	(4)	$207,694	(4)	$207,694	(4)		$207,694	(4)	$207,694	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination. With respect to Severance, Involuntary Not for Cause Terminations include those terminations of employment described in the HSBC-North America (U.S.) Severance Pay Plan.

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Zaeske would receive 16 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

Thierry Roland

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death (2)		Sale of Business
Restricted Stock/Units		$1,594,539	(3)	$1,594,539	(3)	$1,594,539	(3)		$1,594,539	(3)	$1,594,539	(3)
Deferred Cash		$1,052,891	(4)	$1,052,891	(4)	$1,052,891	(4)		$1,052,891	(4)	$1,052,891	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination.

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units assuming "good leaver" status is granted by RemCo and a termination date of December 31, 2015, and it is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming "good leaver" status is granted by RemCo and a termination date of December 31, 2015. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

Wyatt Crowell

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death(2)		Sale of Business
Severance						$206,154	(3)
Restricted Stock/Units		$1,543,588	(4)	$1,543,588	(4)	$1,543,588	(4)		$1,543,588	(4)	$1,543,588	(4)
Deferred Cash		$864,774	(5)	$864,774	(5)	$864,774	(5)		$864,774	(5)	$864,774	(5)

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

(2)	Upon death, all outstanding equity awards and deferred cash awards vest.

(3)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Crowell would receive 16 weeks of his current base salary upon separation from the company.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and it is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(5)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

HSBC USA Inc.

Rhydian H. Cox

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination(1)		For Cause Termination	Death(2)		Sale of Business
Restricted Stock/Units		$514,144	(3)	$514,144	(3)	$514,144	(3)		$514,144	(3)	$514,144	(3)
Deferred Cash		$227,257	(4)	$227,257	(4)	$227,257	(4)		$227,257	(4)	$227,257	(4)

(1)
With respect to Restricted Stock/Units and Deferred Cash, Involuntary Not for Cause Terminations include redundancy and certain voluntary and involuntary terminations that the Company chooses to treat as a “good leaver” termination.

(2)	Upon death, all outstanding long-term equity incentive awards and deferred cash awards vest.

(3)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding restricted share units, assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2015.

(4)
This amount represents a full vesting (in accordance with the original vesting schedule) of the outstanding deferred cash assuming “good leaver” status is granted by RemCo and a termination date of December 31, 2015. Notional return accrues on the deferred cash awards from the grant date until the vesting date(s) by reference to the dividend yield on HSBC ordinary shares.

HSBC USA Inc.

Director Compensation
The following tables and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2015. As Executive Directors, Messrs. Burke and Cox did not receive any additional compensation for their service on the Board of Directors.
The table below outlines the annual compensation program for Non-Executive Directors for 2015. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors. In addition, Mr. Herdman retired during 2015.
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
The 2015 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC USA, and in the case of Messrs. Ameen, Herdman and Whitford, also as directors of HSBC Finance Corporation, is shown in the following table:
Director Compensation 2015

Name	Fees Earned or Paid inCash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Philip Ameen	$425,000	$—	$—	$425,000
Kevin M. Blakely	$330,000	$—	$1,732	$331,732
William R.P. Dalton	$280,000	$—	$1,732	$281,732
Robert K. Herdman	$172,500	$—	$—	$172,500
Nancy Mistretta	$260,000	$—	$1,732	$261,732
Jane C. Sherburne	$162,500	$—	$222	$162,722
Thomas K. Whitford	$465,000	$—	$1,732	$466,732

(1)	Represents aggregate compensation for service on Board of Directors and Committees of HSBC North America, HSBC USA and, in the case of Messrs. Ameen, Herdman and Whitford, HSBC Finance Corporation.
Fees paid to Mr. Ameen include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $26,667 for membership and serving as Chair of the HSBC North America Audit Committee, $26,667 for membership and serving as Chair of the HSBC Finance Corporation Audit Committee, and $26,667 for membership and serving as Chair of the HSBC USA Audit Committee; $10,000 for membership on the HSBC North America Risk Committee, and $10,000 for membership on the HSBC Finance Corporation Risk Committee, and $10,000 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Blakely include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $26,668 for membership on the HSBC North America Compliance Committee and $53,332 for serving as Chair of the HSBC USA Compliance Committee; $10,000 for membership on the HSBC North America Risk Committee, $20,000 for membership on the HSBC USA Risk Committee; $10,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee.

HSBC USA Inc.

Fees paid to Mr. Dalton include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $10,000 for membership on the HSBC North America Audit Committee, and $20,000 for membership on the HSBC USA Audit Committee; $10,000 for membership on the HSBC North America Risk Committee, and $20,000 for membership on the HSBC USA Risk Committee; $10,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee.
Fees paid to Mr. Herdman include the following amounts for 2015: $52,500 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; and $5,000 for membership on each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.
Fees paid to Ms. Mistretta include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $20,000 for membership on the Nominating Committee for HSBC North America; $10,000 for membership on the HSBC North America Audit Committee, and $20,000 for membership on the HSBC USA Audit Committee.
Fees paid to Ms. Sherburne include the following amounts for 2015: $61,250 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $8,334 for membership on the HSBC North America Compliance Committee, $16,666 for membership on the HSBC USA Compliance Committee; $5,000 for membership on the HSBC North America Risk Committee and $10,000 for membership on the HSBC USA Risk Committee.
Fees paid to Mr. Whitford include the following amounts for 2015: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC USA and HSBC Finance Corporation boards; $16,667 for membership on the HSBC North America Compliance Committee, $16,667 for membership on the HSBC USA Compliance Committee and $16,667 for membership on the HSBC Finance Corporation Compliance Committee; $20,000 for membership on the HSBC North America Nominating Committee; $26,667 for membership on the HSBC North America Risk Committee, $26,667 for membership on the HSBC Finance Corporation Risk Committee and $26,667 for membership on the HSBC USA Risk Committee.

(2)	HSBC USA does not grant stock awards or stock options to its Non-Executive Directors

(3)
Components of All Other Compensation are disclosed in aggregate. Non-Executive Directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $300,000 of accidental death and dismemberment insurance for which the company paid a premium of $222 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,510 per annum for each participating Director. Mr. Ameen declined all coverage. The AD&D and personal excess liability insurance coverage was not extended for Mr. Herdman as he retired after second quarter.

HSBC USA Inc.

Compensation Policies and Practices Related to Risk Management
Our reward strategy aims to reward success, not failure, and be properly aligned with our risk framework and related outcomes.
In order to ensure alignment between remuneration and our business strategy, individual remuneration is determined through assessment of performance delivered against both annual and long-term objectives summarized in performance scorecards as well as adherence to the HSBC Values of being ‘open, connected and dependable’ and acting with ‘courageous integrity’. Altogether, performance is judged, not only on what is achieved over the short and long term, but also on how it is achieved, as the latter contributes to the sustainability of the organization.
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
Variable Pay Pool Determination
There are many factors considered in determining the HSBC Group’s variable pay pool funding. A key factor is the performance of the HSBC Group which is considered within the context of our risk appetite profile. This helps to ensure that the variable pay pool is shaped by risk considerations and any HSBC Group-wide notable events. The Group’s Risk Appetite Statement (RAS) is a formal articulation of the types and quantum of risks that we are willing to accept in achieving our medium to long-term strategic objectives. Our risk appetite is established and monitored via the Global Risk Appetite Framework (RAF), which provides a globally consistent and structured approach to the management, measurement, and reporting of risk appetite. The RAF outlines the processes, policies, metrics, governance bodies and how to address risk appetite as part of day-to-day business and risk management activities. The RAF also helps promote sound risk-taking and ensures emerging risks or risk-taking activities beyond our risk appetite are recognized, assessed, and addressed. The Group Chief Risk Officer regularly updates the RemCo on the Group’s risk appetite profile. This ensures that risk is properly considered when reviewing/approving variable remuneration. RemCo uses these updates when considering remuneration to ensure that return, risk and remuneration are aligned.
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
Performance Influence on Variable Pay
On an individual basis, the use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of pay received, as achievement of objectives is considered when determining the level of variable pay awarded. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. Additionally, objectives are based on strategic priorities including “Grow,” “Global Standards,” “Streamlining” and “People.”
Employees were assessed on and communicated up to three ratings, which included performance rating using a performance rating scale (Top Performer, Strong Performer, Good Performer and Inconsistent Performer), Values-aligned behavior rating using a behavioral guide (Role Model, Strong, Developing and Unacceptable), and Potential rating used to assess key talent.

HSBC USA Inc.

Beginning in 2011, the top executives across the HSBC Group received a separate values-aligned behavior rating in addition to a performance rating. For performance year 2015, this values-aligned behavior rating was in place for all employees at year-end, although values-aligned behaviors were already part of our culture. Values-aligned behaviors are the foundation of an employee’s performance and potential as follows:

•	Role Model - Exceptional behaviors which drive performance above target levels and/or have a lasting positive impact on the Bank’s culture.

•	Strong - Strong, sustainable, expected behaviors which are the benchmark of a high-performing values-led organization.

•	Developing - Requires further development of behaviors to improve their contribution and create a more positive impact on stakeholders.

•
Unacceptable - Unacceptable behaviors which undermine HSBC’s values and business principles and need to be eradicated. They significantly compromise quality, integrity, teamwork and performance and are likely to result, immediately or in due course, in disciplinary action.

Individual awards are determined on the basis of individual performance against their performance objectives for the year which as mentioned are aligned to the Group’s strategic priorities, a global risk objective and adherence to HSBC Values and business principles. Any breaches discovered would result in a lower determination of performance and subsequently impact the variable pay decision.
In addition, there is a process to identify behavioral transgressions for all employees during the year. These reviews determine whether there are any instances of non-compliance with Group policies and procedures, non-adherence to HSBC Values and other expected behaviors. Instances of non-compliance are escalated to line managers and senior management where necessary for consideration in variable pay decisions.
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
The HSBC North America Nominating and Governance Committee ("Nominating and Governance Committee") and the Compensation and Performance Management Governance Committee ("CPMG") have oversight for objectives-setting and risk monitoring. The Nominating and Governance Committee has oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees ("Covered Employees") under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and variable pay compensation award proposals for our CEO, direct reports of our CEO, Covered Employees, and other staff, including any recommendations for adjusting, reducing or canceling variable pay compensation previously awarded. The recommendations related to employee total compensation are reviewed by the HSBC Board of Directors RemCo, or to Messrs. Gulliver and Burke, in instances where RemCo has delegated remuneration authority.
HSBC North America established the CPMG Committee in 2010. The CPMG Committee was created to provide a more systematic approach to variable pay compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Legal, Finance, Audit, Regulatory Remediation, Human Resources, Performance and Reward and Operational Risk. The CPMG approves the list of roles held by Covered Employees and their mandatory performance scorecard objectives; reviews compensation recommendations related to regulatory and audit findings; and can make recommendations to adjust, reduce, or cancel previous grants of variable pay and long-term incentive compensation based on actual results and risk outcomes. Discretionary compensation awards are subject to controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis ("Risk Management Framework"). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of our risk appetite process. Risk Appetite is set by the Board of HSBC. A risk appetite for U.S. operations is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.

HSBC USA Inc.

Risk Adjustment of Discretionary Compensation
We use a number of techniques to ensure that the amount of discretionary compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance.
The discretionary plan and business incentive plans are designed to allow managers to exercise judgment in making variable pay recommendations, subject to appropriate oversight. When making award recommendations for an employee participating in a discretionary plan, performance against the objectives established in the performance scorecard is considered. Where objectives have been established with respect to risk, managers will consider performance against these objectives when making variable pay award recommendations. Managers will also consider pertinent material risk events when making variable pay award recommendations.
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to variable pay compensation earned in performance year 2015, ranging from 0 to 60 percent, increase in relation to the level of variable pay earned and in respect of an employee's MRT status, as further described under the section "Performance Year 2014 Compensation Actions" in the 2015 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units generally have a three-year graded vesting period. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC ordinary shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Additional grants of other long-term equity incentive awards consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment.
An employee who terminates employment without "good leaver" status being granted by RemCo forfeits all unvested equity and deferred cash. Deferred variable pay awards are also subject to malus treatment, as further described under the section "Reduction or Cancellation of Long-Term Equity Awards (Malus')", as well as the "Clawback Policy" referenced in the 2015 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
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

HSBC USA Inc.

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

HSBC USA Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners
HSBC USA’s common stock is 100 percent owned by HNAI. HNAI is an indirect wholly owned subsidiary of HSBC.
Security Ownership by Management
The following table lists the beneficial ownership, as of January 31, 2016, of HSBC ordinary shares or interests in HSBC ordinary shares and any of HSBC USA’s outstanding series of preferred stock, held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and any HSBC USA outstanding series of preferred stock.

	Number of Shares Beneficially Owned of HSBC(1)(2)	HSBC Shares Subject to Certain Holding Restrictions(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	HSBC USA Preferred Stock
Directors
Patrick J. Burke(6)	73,110	55,576	186,908	—	315,594	—
Phillip D. Ameen	5,000	—	—	—	5,000	—
Kevin M. Blakely	200	—	—	—	200	—
Rhydian H. Cox(6)	18,097	3,587	21,860	—	43,544	—
William R. P. Dalton	11,955	—	—	—	11,955	—
Nancy G. Mistretta	101	—	—	—	101	—
Jane C. Sherburne	25	—	—	—	25	—
Thomas K. Whitford	5,000	—	—	—	5,000	—
Named Executive Officers
Wyatt E. Crowell	224,332	49,619	68,339	—	342,290	—
Thierry Roland	182,239	94,236	75,929	—	352,404	—
Mark Zaeske	6,554	—	1,654	—	8,208	—
All directors and executive officers as a group	950,214	217,603	635,510	—	1,803,327	—

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: directors and executive officers as a group, 184,619.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that are owned by HSBC USA directors and executive officers that are subject to certain holding restrictions. There are no outstanding stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2016 pursuant to the satisfaction of certain conditions.

(5)
Represents the number of ordinary share equivalents owned by executive officers under the HSBC North America Employee Non-Qualified Deferred Compensation Plan. Some of the shares are held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(6)	Also a Named Executive Officer.

HSBC USA Inc.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons During the fiscal year ended December 31, 2015, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest. During 2015, HSBC Bank USA provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.
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

HSBC USA Inc.

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
Mses. Mistretta and Sherburne and Messrs. Ameen, Blakely, Dalton and Whitford are considered to be independent directors. Mr. Burke is President and Chief Executive Officer of HSBC North America, HSBC USA and HSBC Bank and is a Group General Manager of HSBC. Mr. Cox is the Senior Executive Vice President and Chief Risk Officer for HSBC USA and its affiliates HSBC North America, HSBC Bank USA and HSBC Finance and is a Group General Manager of HSBC. Because of the positions held by Messrs. Burke and Cox, they are not considered to be independent directors.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accounting Fees and Services

 Audit Fees The aggregate amount billed by our principal accountant, PricewaterhouseCoopers LLP ("PwC"), for audit services performed during the fiscal year ended December 31, 2015 was $3,699,130. The aggregate amount billed by our former accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2015 and 2014 was nill and $5,122,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by PwC in connection with audit related services performed during the fiscal year ended December 31, 2015 was $1,816,000. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2015 and 2014 was $362,000 and $1,347,500, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees The aggregate amount billed by PwC for tax related services performed during the fiscal year ended December 31, 2015 was $54,345. The aggregate amount billed by KPMG LLP for tax related services for the fiscal year ended December 31, 2015 and 2014 was $101,050 and $145,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal tax accounts in relation to the computation of associated interest.
All Other Fees The aggregate amount billed by PwC for other services performed during the fiscal year ended December 31, 2015 was nil. The aggregate amount billed by KPMG LLP for other services performed during the fiscal years ended December 31, 2015 was nil and 2014 was nil. These services included fees related to corporate governance matters.
All of the fees described above were approved by HSBC USA’s Audit Committee.
The Audit Committee has a written policy that requires pre-approval of all services to be provided by PwC, including audit, audit-related, tax and all other services. Pursuant to the policy, the Audit Committee annually pre-approves the audit fee and terms of the audit services engagement. The Audit Committee also approves a specified list of audit, audit-related, tax and permissible non-audit services deemed to be routine and recurring services. Any service not included on this list must be submitted to the Audit Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

HSBC USA Inc.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Item 15.     Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of PWC dated February 22, 2016 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
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

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

16	Letter from KPMG LLP, dated February 23, 2015 (incorporated by reference to Exhibit 16.1 to HSBC USA Inc.'s Current Report on Form 8-K filed February 23, 2015).

21	Subsidiaries of HSBC USA Inc.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss)for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheet as of December 31, 2015 and 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC USA Inc., 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.

HSBC USA Inc.

Index

2015 Economic Environment 41	adjustment 50, 88, 204
Accounting:	component of fair value option 175
new pronouncements 135	concentration 83, 161
policies (critical) 47	critical accounting policy 47
policies (significant) 135	exposure 85
Assets:	management 101
by business segment 193	related contingent features 174
consolidated average balances 123	related arrangements 199
fair value measurements 204	Critical accounting policies and estimates 47, 135
nonperforming 81, 154, 159, 161	Deferred tax assets 52, 178
trading 56, 144	Deposits 57, 89, 166
Asset-backed commercial paper conduits 197	Derivatives:
Asset-backed securities 98, 145, 217	accounting policy 140
Audit committee 244, 278	cash flow hedges 172
Auditors’ report:	critical accounting policy 51
financial statement opinion 125	fair value hedges 171
Balance sheet:	notional value 175
consolidated 129	trading and other 173
consolidated average balances 123	Directors:
review 53	biographies 238
Basel II 9, 119	board of directors 238
Basel III 9, 33, 90, 109, 195	executive 241
Basis of reporting 41, 44	compensation (executives) 250
Business:	responsibilities 246
consolidated performance review 42	Employees:
operations 4	compensation and benefits 65
organization history 4	number of 7
Capital:	Equity:
2016 funding strategy 92	consolidated statement of changes 131
common equity movements 90	ratios 38, 90, 195
consolidated statement of changes 131	Equity securities available-for-sale 145
regulatory capital 195	Estimates and assumptions 47
selected capital ratios 90, 195	Executive overview 41
Cash flow (consolidated) 132	Fair value measurements:
Cautionary statement regarding forward-looking statements 39	assets and liabilities recorded at fair value on a recurring basis 208
Collateral — pledged assets 202	assets and liabilities recorded at fair value on a non-recurring basis 215
Collateralized debt obligations 98, 208, 210, 212, 214	control over valuation process 96, 205
Commercial banking segment results (Group Reporting Basis) 68, 193	financial instruments 206
Committees 115, 244	hierarchy 96, 205
Competition 7	transfers into/out of level one and two 97, 210
Compliance risk 100, 116	transfers into/out of level two and three 97, 210
Contingent liabilities 52	valuation techniques 216
Controls and procedures 235	Fiduciary risk 100, 117
Corporate governance and controls 17, 238	Financial assets:
Customers 7	designated at fair value 175
Credit card fees 61, 127	reclassification under Group Reporting Basis 193
Credit quality 74	Financial highlights metrics 37
Credit risk:
accounting policy 47

HSBC USA Inc.

Financial liabilities:	held for sale 45, 50, 55, 139, 163
designated at fair value 175	impaired 82, 155
fair value of financial liabilities 96, 206	nonperforming 81, 154, 161
Forward looking statements 39	overall review 53
Funding 6, 92	purchases from HSBC Finance 189
Future prospects 43	risk concentration 27, 83
Gain on instruments designated at fair value and related derivatives 177	troubled debt restructures 136, 155
Gains less losses from securities 149	Loan impairment charges — see Provision for credit losses
Global Banking and Markets:	Loan-to-deposits ratio 38
balance sheet data (Group Reporting Basis) 193	Loan-to-Value ratio 54
loans and securities reclassified (Group Reporting Basis) 193	Market risk 100, 109
segment results (Group Reporting Basis) 66, 193	Market turmoil:
Geographic concentration of receivables 84	current environment 41
Goodwill :	exposures 41
accounting policy 139	impact on liquidity risk 100
critical accounting policy 48	structured investment vehicles 198
Guarantee arrangements 198	variable interest entities 196
Impairment:	Monoline insurers 88, 149
available-for-sale securities 148	Mortgage lending products 54, 151
credit losses 47, 60, 74, 162, 190	Mortgage servicing rights 51, 121, 164
nonperforming loans 81, 154	Net interest income 58
impaired loans 82, 155	New accounting pronouncement adopted 135
Income (loss) from financial instruments designated at fair value, net 177	Off balance sheet arrangements 93
Income statement 127	Operating expenses 64
Intangible assets 164	Operational risk 100, 114
Income taxes:	Other revenue 61
accounting policy 141	Other segment results (Group Reporting Basis) 72, 193
critical accounting policy — deferred taxes 52	Pension and other postretirement benefits:
expense 178	accounting policy 141
Internal control 235	Performance, developments and trends 42
Interest rate risk 100, 106	Pledged assets 202
Key performance indicators 37	Private banking segment results (Group Reporting Basis) 72, 193
Legal proceedings 36	Profit (loss) before tax:
Leveraged finance transactions 177	by segment — Group Reporting Basis 193
Liabilities:	consolidated 127
commitments, lines of credit 93, 201	Properties 164
deposits 57, 166	Property, plant and equipment:
financial liabilities designated at fair value 206	accounting policy 139
long-term debt 168	Provision for credit losses 60, 76, 127, 162
short-term borrowings 167	Ratios:
trading 144	capital 90, 195
Lease commitments 201	charge-off (net) 38, 75, 80
Liquidity and capital resources 88	credit loss reserve related 75
Litigation and regulatory matters 220	delinquency 38, 79
Loans:	earnings to fixed charges — Exhibit 12
by category 54, 151	efficiency 38, 65
by charge-off (net) 80, 162	financial 38
by delinquency 79, 160	loans-to-deposits 38
criticized assets 82, 159
geographic concentration 84

HSBC USA Inc.

Real estate owned 133, 215	Segment results — Group Reporting Basis:
Reconciliation of U.S. GAAP results to Group Reporting Basis 44	retail banking and wealth management 67, 193
Regulation 7	commercial banking 68, 193
Related party transactions 186	global banking and markets 70, 193
Reputational risk 100, 117	private banking 72, 193
Residential mortgage banking revenue 63	other 72, 193
Results of operations 58	overall summary 66, 193
Retail banking and wealth management segment results (Group Reporting Basis) 67, 193	Selected financial data 37
Risks and uncertainties 18	Senior management:
Risk elements in the loan portfolio 83, 160	biographies 238
Risk factors 18	Sensitivity:
Risk management:	projected net interest income 108
credit 100, 101	Share-based payments:
compliance 100, 116	accounting policy 141
fiduciary 100, 117	Statement of changes in shareholders’ equity 131
interest rate 100, 106	Statement of changes in comprehensive income 128
liquidity 100, 102	Statement of income (loss) 127
market 100, 109	Strategic risk 100, 118
model 100, 119	Stress testing 11, 101
operational 100, 114	Table of contents 2
pension 100, 119	Tax expense 127, 178
reputational 100, 117	Trading:
security & fraud 100, 118	assets 56, 144
strategic 100, 118	derivatives 56, 144
Securities:	liabilities 56, 144
amortized cost 145, 206	portfolios 144
fair value 145, 206	Trading revenue (net) 62
impairment 148	Troubled debt restructures 155
maturity analysis 150	Value at risk 100
Variable interest entities 196
Unresolved staff comments 36

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 22nd day of February 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 22nd day of February 2016.

Signature	Title

/s/ P. J. BURKE	President, Chief Executive Officer, Chairman and Director (as Principal Executive Officer)
(P. J. Burke)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ K. M. BLAKELY	Director
(K. M. Blakely)

/s/ R. H. COX	Executive Director
(R. H. Cox)

/s/ W. R. P. DALTON	Director
(W. R. P. Dalton)

/s/ N. G. MISTRETTA	Director
(N. G. Mistretta)

/s/ J. C. SHERBURNE	Director
(J. C. Sherburne)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ M. A. ZAESKE	Senior Executive Vice President and Chief Financial Officer
(M. A. Zaeske)	(as Principal Financial Officer)

/s/ W. TABAKA	Executive Vice President and Chief Accounting Officer
(W. Tabaka)	(as Principal Accounting Officer)

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

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).
16	Letter from KPMG LLP, dated February 23, 2015 (incorporated by reference to Exhibit 16.1 to HSBC USA Inc.'s Current Report on Form 8-K filed February 23, 2015).
21	Subsidiaries of HSBC USA Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheet as of December 31, 2015 and 2014, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.