Form 10-Q
period 2016-03-31
HSBC USA INC /MD/
filed 2016-05-03
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 29, 2016, there were 714 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Interest income:
Loans	$569	$501
Securities	244	200
Trading securities	85	95
Short-term investments	64	22
Other	18	15
Total interest income	980	833
Interest expense:
Deposits	105	46
Short-term borrowings	18	11
Long-term debt	197	167
Other	6	3
Total interest expense	326	227
Net interest income	654	606
Provision for credit losses	157	53
Net interest income after provision for credit losses	497	553
Other revenues:
Credit card fees	14	10
Trust and investment management fees	39	35
Other fees and commissions	165	182
Trading revenue	16	33
Other securities gains, net	29	23
Servicing and other fees from HSBC affiliates	54	56
Residential mortgage banking revenue	17	19
Gain on instruments designated at fair value and related derivatives	216	85
Other income (loss)	(88)	21
Total other revenues	462	464
Operating expenses:
Salaries and employee benefits	241	246
Support services from HSBC affiliates	320	352
Occupancy expense, net	59	56
Other expenses	106	123
Total operating expenses	726	777
Income before income tax	233	240
Income tax expense	79	76
Net income	$154	$164

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Net income	$154	$164
Net change in unrealized gains (losses), net of tax:
Investment securities	278	(28)
Derivatives designated as cash flow hedges	(45)	(19)
Pension and post-retirement benefit plans	—	1
Total other comprehensive income (loss)	233	(46)
Comprehensive income	$387	$118

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except share data)
Assets(1)
Cash and due from banks	$863	$968
Interest bearing deposits with banks	14,210	7,478
Federal funds sold and securities purchased under agreements to resell (includes $699 million designated under fair value option at March 31, 2016)	25,134	19,847
Trading assets	18,266	17,085
Securities available-for-sale	38,773	35,773
Securities held-to-maturity (fair value of $14.0 billion and $14.2 billion at March 31, 2016 and December 31, 2015, respectively)	13,636	14,024
Loans	81,732	82,917
Less – allowance for credit losses	1,023	912
Loans, net	80,709	82,005
Loans held for sale (includes $95 million and $151 million designated under fair value option at March 31, 2016 and December 31, 2015, respectively)	3,468	2,185
Properties and equipment, net	221	230
Intangible assets, net	39	181
Goodwill	1,612	1,612
Other assets	6,853	6,890
Total assets	$203,784	$188,278
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$30,151	$29,693
Interest bearing (includes $7.2 billion and $6.9 billion designated under fair value option at March 31, 2016 and December 31, 2015, respectively)	81,751	77,259
Foreign deposits:
Noninterest bearing	742	747
Interest bearing	13,659	10,880
Total deposits	126,303	118,579
Short-term borrowings (includes $2.7 billion and $2.0 billion designated under fair value option at March 31, 2016 and December 31, 2015, respectively)	9,897	4,995
Long-term debt (includes $9.0 billion and $9.2 billion designated under fair value option at March 31, 2016 and December 31, 2015, respectively)	34,525	33,509
Total debt	170,725	157,083
Trading liabilities	8,788	7,455
Interest, taxes and other liabilities	3,375	3,215
Total liabilities	182,888	167,753
Shareholders' equity
Preferred stock (no par value; 40,999,000 shares authorized; 21,447,500 shares issued and outstanding at both March 31, 2016 and December 31, 2015)	1,265	1,265
Common shareholder's equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2016 and December 31, 2015)	—	—
Additional paid-in capital	18,167	18,169
Retained earnings	1,638	1,498
Accumulated other comprehensive loss	(174)	(407)
Total common shareholder's equity	19,631	19,260
Total shareholders’ equity	20,896	20,525
Total liabilities and shareholders’ equity	$203,784	$188,278

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") as of March 31, 2016 and December 31, 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	March 31, 2016	December 31, 2015
	(in millions)
Assets
Other assets	$305	$320
Total assets	$305	$320
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	68	68
Total liabilities	$160	$160

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,565
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,169	14,170
Capital contribution from parent	—	4,000
Employee benefit plans	(2)	4
Balance at end of period	18,167	18,174
Retained earnings
Balance at beginning of period	1,498	1,233
Net income	154	164
Cash dividends declared on preferred stock	(14)	(18)
Balance at end of period	1,638	1,379
Accumulated other comprehensive loss
Balance at beginning of period	(407)	(1)
Other comprehensive income (loss), net of tax	233	(46)
Balance at end of period	(174)	(47)
Total common shareholder's equity	19,631	19,506
Total shareholders’ equity	$20,896	$21,071

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$154	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(3)	37
Provision for credit losses	157	53
Net realized gains on securities available-for-sale	(29)	(23)
Net change in other assets and liabilities	(206)	650
Net change in loans held for sale:
Originations and purchases of loans held for sale	(388)	(760)
Sales and collections of loans held for sale	444	758
Net change in trading assets and liabilities	152	1,772
Lower of amortized cost or fair value adjustments on loans held for sale	59	6
Gain on instruments designated at fair value and related derivatives	(216)	(85)
Net cash provided by operating activities	124	2,572
Cash flows from investing activities
Net change in interest bearing deposits with banks	(6,732)	(1,442)
Net change in federal funds sold and securities purchased under agreements to resell	(5,282)	(5,552)
Securities available-for-sale:
Purchases of securities available-for-sale	(6,279)	(8,509)
Proceeds from sales of securities available-for-sale	4,039	5,491
Proceeds from maturities of securities available-for-sale	346	236
Securities held-to-maturity:
Purchases of securities held-to-maturity	(88)	(1,105)
Proceeds from maturities of securities held-to-maturity	465	554
Change in loans:
Originations, net of collections	(211)	(3,652)
Loans sold to third parties	16	98
Net cash used for acquisitions of properties and equipment	(6)	(6)
Other, net	(51)	(209)
Net cash used in investing activities	(13,783)	(14,096)
Cash flows from financing activities
Net change in deposits	7,557	2,919
Debt:
Net change in short-term borrowings	4,908	2,858
Issuance of long-term debt	1,772	8,943
Repayment of long-term debt	(667)	(7,101)
Capital contribution from parent	—	4,000
Other increases (decreases) in capital surplus	(2)	4
Dividends paid	(14)	(18)
Net cash provided by financing activities	13,554	11,605
Net change in cash and due from banks	(105)	81
Cash and due from banks at beginning of period	968	891
Cash and due from banks at end of period	$863	$972

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Loss	39
2	Trading Assets and Liabilities	10	13	Pension and Other Postretirement Benefits	39
3	Securities	11	14	Related Party Transactions	40
4	Loans	16	15	Business Segments	43
5	Allowance for Credit Losses	26	16	Retained Earnings and Regulatory Capital Requirements	45
6	Loans Held for Sale	27	17	Variable Interest Entities	46
7	Intangible Assets	28	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	49
8	Goodwill	29	19	Fair Value Measurements	54
9	Other Assets Held for Sale	29	20	Litigation and Regulatory Matters	70
10	Derivative Financial Instruments	30	21	New Accounting Pronouncements	72
11	Fair Value Option	36

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we", "us" or "our". These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Trading assets:
U.S. Treasury	$3,646	$3,088
U.S. Government agency issued or guaranteed	12	13
U.S. Government sponsored enterprises(1)	154	154
Obligations of U.S. states and political subdivisions	550	559
Asset backed securities	404	424
Corporate and foreign bonds	7,185	6,899
Other securities	14	18
Precious metals	1,194	780
Derivatives, net	5,107	5,150
Total trading assets	$18,266	$17,085
Trading liabilities:
Securities sold, not yet purchased	$654	$399
Payables for precious metals	241	650
Derivatives, net	7,893	6,406
Total trading liabilities	$8,788	$7,455

(1)	Consists of mortgage backed securities of $154 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") at both March 31, 2016 and December 31, 2015.
At March 31, 2016 and December 31, 2015, the fair value of derivatives included in trading assets is net of $4,817 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2016 and December 31, 2015, the fair value of derivatives included in trading liabilities is net of $1,175 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$18,151	$310	$(201)	$18,260
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	2,001	22	(1)	2,022
Collateralized mortgage obligations	321	1	(7)	315
Direct agency obligations	4,255	154	(31)	4,378
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,380	46	(33)	11,393
Collateralized mortgage obligations	1,167	25	(2)	1,190
Obligations of U.S. states and political subdivisions	25	—	—	25
Asset backed securities collateralized by:
Commercial mortgages	9	—	—	9
Home equity	80	—	(10)	70
Other	515	—	(23)	492
Foreign debt securities(2)	462	1	(2)	461
Equity securities	159	—	(1)	158
Total available-for-sale securities	$38,525	$559	$(311)	$38,773
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$2,860	$64	$—	$2,924
Collateralized mortgage obligations	1,675	91	—	1,766
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,140	56	—	3,196
Collateralized mortgage obligations	5,936	118	(1)	6,053
Obligations of U.S. states and political subdivisions	18	1	—	19
Asset-backed securities collateralized by residential mortgages	7	1	—	8
Total held-to-maturity securities	$13,636	$331	$(1)	$13,966

HSBC USA Inc.

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$17,026	$142	$(270)	$16,898
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	1,451	2	(12)	1,441
Collateralized mortgage obligations	159	—	(5)	154
Direct agency obligations	4,136	133	(26)	4,243
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,645	9	(145)	10,509
Collateralized mortgage obligations	1,293	11	(4)	1,300
Obligations of U.S. states and political subdivisions	340	8	—	348
Asset backed securities collateralized by:
Commercial mortgages	9	—	—	9
Home equity	83	—	(8)	75
Other	110	—	(21)	89
Foreign debt securities(2)	548	—	(2)	546
Equity securities	161	3	(3)	161
Total available-for-sale securities	$35,961	$308	$(496)	$35,773
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$2,945	$20	$(9)	$2,956
Collateralized mortgage obligations	1,755	73	(5)	1,823
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,269	19	(11)	3,277
Collateralized mortgage obligations	6,029	63	(11)	6,081
Obligations of U.S. states and political subdivisions	19	1	—	20
Asset-backed securities collateralized by residential mortgages	7	1	—	8
Total held-to-maturity securities	$14,024	$177	$(36)	$14,165

(1)
Includes securities at amortized cost of $2,277 million and $1,577 million issued or guaranteed by FNMA at March 31, 2016 and December 31, 2015, respectively, and $45 million and $33 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at March 31, 2016 and December 31, 2015, respectively.

(2)
At both March 31, 2016 and December 31, 2015, none of our foreign debt securities were fully backed by foreign governments. Foreign debt securities represent public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $3,074 million and $3,182 million issued or guaranteed by FNMA at March 31, 2016 and December 31, 2015, respectively, and $1,461 million and $1,518 million issued and guaranteed by FHLMC at March 31, 2016 and December 31, 2015, respectively.

Net unrealized gains increased within the available-for-sale portfolio in the first quarter of 2016 due primarily to decreasing yields on U.S. Treasury and U.S. Government agency mortgage-backed securities coupled with increased investments in these securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values as of March 31, 2016 and December 31, 2015 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
March 31, 2016	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	19	$(68)	$3,548	22	$(133)	$2,089
U.S. Government sponsored enterprises	20	(24)	913	22	(15)	330
U.S. Government agency issued or guaranteed	11	(28)	4,004	3	(7)	98
Obligations of U.S. states and political subdivisions	3	—	13	—	—	—
Asset backed securities	1	—	9	8	(33)	162
Foreign debt securities	—	—	—	1	(2)	189
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	55	$(121)	$8,645	56	$(190)	$2,868
Securities held-to-maturity:
U.S. Government sponsored enterprises	15	$—	$1	47	$—	$21
U.S. Government agency issued or guaranteed	81	(1)	227	617	—	16
Obligations of U.S. states and political subdivisions	1	—	—	3	—	1
Securities held-to-maturity	97	$(1)	$228	667	$—	$38

	One Year or Less			Greater Than One Year
December 31, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	52	$(227)	$11,046	5	$(43)	$924
U.S. Government sponsored enterprises	164	(30)	1,451	19	(13)	282
U.S. Government agency issued or guaranteed	62	(141)	9,725	3	(8)	101
Obligations of U.S. states and political subdivisions	4	—	16	3	—	45
Asset backed securities	1	—	9	8	(29)	164
Foreign debt securities	3	(2)	351	—	—	—
Equity securities	1	(3)	156	—	—	—
Securities available-for-sale	287	$(403)	$22,754	38	$(93)	$1,516
Securities held-to-maturity:
U.S. Government sponsored enterprises	312	$(14)	$1,143	49	$—	$—
U.S. Government agency issued or guaranteed	145	(22)	3,303	657	—	20
Obligations of U.S. states and political subdivisions	1	—	—	3	—	1
Securities held-to-maturity	458	$(36)	$4,446	709	$—	$21
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our

HSBC USA Inc.

accounting policies, discussed further below. At March 31, 2016 and December 31, 2015, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit existed, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. For a complete description of the factors considered when analyzing debt securities for impairments, see Note 4, "Securities," in our 2015 Form 10-K. There have been no material changes in our process for assessing impairment during 2016.
During the three months ended March 31, 2016 and 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
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
At March 31, 2016, we held 12 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $162 million of the total aggregate fair value of asset-backed securities of $571 million at March 31, 2016. The gross unrealized losses on these monoline wrapped securities were $33 million at March 31, 2016. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of March 31, 2016 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment on securities with a fair value of $70 million.
At December 31, 2015, we held 12 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $164 million of the total aggregate fair value of asset-backed securities of $173 million at December 31, 2015. The gross unrealized losses on these monoline wrapped securities were $29 million at December 31, 2015. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2015 and, therefore, we only considered the financial guarantee of monoline insurers on securities with a fair value of $75 million for purposes of evaluating other-than-temporary impairment.

HSBC USA Inc.

Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2016	2015
	(in millions)
Gross realized gains	$31	$30
Gross realized losses	(2)	(7)
Net realized gains	$29	$23
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2016 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2016, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2016. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$6,198	1.30%	$7,272	2.28%	$4,681	2.72%
U.S. Government sponsored enterprises	—	—	3,407	2.85	898	2.33	2,272	2.97
U.S. Government agency issued or guaranteed	—	—	5	3.91	31	3.84	12,511	2.50
Obligations of U.S. states and political subdivisions	—	—	25	4.67	—	—	—	—
Asset backed securities	400	1.88	—	—	—	—	204	3.21
Foreign debt securities	271	1.39	191	1.27	—	—	—	—
Total amortized cost	$671	1.68%	$9,826	1.85%	$8,201	2.29%	$19,668	2.61%
Total fair value	$671		$10,046		$8,361		$19,537
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$112	1.41%	$590	2.70%	$3,833	2.95%
U.S. Government agency issued or guaranteed	—	—	11	1.42	30	3.92	9,035	2.38
Obligations of U.S. states and political subdivisions	3	3.67	5	4.38	5	3.85	5	4.47
Asset backed securities	—	—	—	—	—	—	7	6.04
Total amortized cost	$3	3.67%	$128	1.53%	$625	2.77%	$12,880	2.55%
Total fair value	$3		$130		$649		$13,184

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $373 million and $632 million, respectively, were included in other assets at March 31, 2016. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $323 million and $632 million, respectively, were included in other assets at December 31, 2015.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Commercial loans:
Construction and other real estate	$10,170	$10,000
Business and corporate banking	19,412	19,116
Global banking(1)	28,966	29,969
Other commercial	3,064	3,368
Total commercial	61,612	62,453
Consumer loans:
Residential mortgages	17,521	17,758
Home equity mortgages	1,544	1,600
Credit cards	660	699
Other consumer	395	407
Total consumer	20,120	20,464
Total loans	$81,732	$82,917

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,107 million and $4,815 million at March 31, 2016 and December 31, 2015, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $59 million and $62 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, we had a net unamortized premium on our loans of $18 million and $16 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at March 31, 2016 and December 31, 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At March 31, 2016	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$3	$33	$36	$10,134	$10,170
Business and corporate banking	15	3	18	19,394	19,412
Global banking	—	—	—	28,966	28,966
Other commercial	4	6	10	3,054	3,064
Total commercial	22	42	64	61,548	61,612
Consumer loans:
Residential mortgages(2)	390	399	789	16,732	17,521
Home equity mortgages	14	45	59	1,485	1,544
Credit cards	9	9	18	642	660
Other consumer	7	6	13	382	395
Total consumer	420	459	879	19,241	20,120
Total loans	$442	$501	$943	$80,789	$81,732

	Past Due		Total Past Due 30 Days or More
At December 31, 2015	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$31	$33	$64	$9,936	$10,000
Business and corporate banking	36	25	61	19,055	19,116
Global banking	—	—	—	29,969	29,969
Other commercial	—	6	6	3,362	3,368
Total commercial	67	64	131	62,322	62,453
Consumer loans:
Residential mortgages	397	781	1,178	16,580	17,758
Home equity mortgages	15	50	65	1,535	1,600
Credit cards	10	9	19	680	699
Other consumer	7	7	14	393	407
Total consumer	429	847	1,276	19,188	20,464
Total loans	$496	$911	$1,407	$81,510	$82,917

(1)	Loans less than 30 days past due are presented as current.

(2)
The decrease in past due loans at March 31, 2016 reflects the impact of the transfer of certain residential mortgage loans with a carrying value of $345 million to held for sale during the first quarter of 2016. See Note 6, "Loans Held for Sale," for additional details.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$53	$53
Business and corporate banking	199	167
Global banking	250	44
Other commercial	1	1
Commercial nonaccrual loans held for sale	—	26
Total commercial	503	291
Consumer:
Residential mortgages(1)(2)(3)(4)	447	814
Home equity mortgages(1)(2)	71	71
Consumer nonaccrual loans held for sale(4)	377	3
Total consumer	895	888
Total nonaccruing loans	1,398	1,179
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	9
Other consumer	7	7
Total consumer	16	16
Total accruing loans contractually past due 90 days or more	17	17
Total nonperforming loans	$1,415	$1,196

(1)
At March 31, 2016 and December 31, 2015, nonaccrual consumer mortgage loans held for investment include $451 million and $768 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual consumer mortgage loans held for investment include all loans which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans are predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our consumer loan portfolio.

(4)	The trend in nonaccrual loans reflects the impact of the transfer of certain residential mortgage loans with a carrying value of $345 million to held for sale during the first quarter of 2016.
The following table provides additional information on our nonaccrual loans:

Three Months Ended March 31,	2016	2015
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$21	$21
Interest income that was recorded on nonaccrual loans and included in interest income during the period	6	6

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three months ended March 31, 2016 and 2015 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three months ended March 31, 2016 and 2015 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2016	2015
	(in millions)
Commercial loans:
Business and corporate banking	$114	$26
Global banking	—	13
Total commercial	114	39
Consumer loans:
Residential mortgages	27	35
Home equity mortgages	2	—
Credit cards	1	1
Total consumer	30	36
Total	$144	$75
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2016 and 2015 was 2.29 percent and 1.77 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	March 31, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$91	$104	$94	$106
Business and corporate banking	294	310	227	240
Global banking	59	59	44	44
Total commercial(3)	444	473	365	390
Consumer loans:
Residential mortgages(4)(5)	942	1,064	1,060	1,233
Home equity mortgages(4)	25	54	23	50
Credit cards	5	5	5	5
Total consumer	972	1,123	1,088	1,288
Total TDR Loans(6)	$1,416	$1,596	$1,453	$1,678
Allowance for credit losses for TDR Loans(7):
Commercial loans:
Construction and other real estate	$—		$—
Business and corporate banking	59		24
Global banking	—		—
Total commercial	59		24
Consumer loans:
Residential mortgages	30		33
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	32		35
Total allowance for credit losses for TDR Loans	$91		$59

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $269 million and $88 million at March 31, 2016 and December 31, 2015, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDRs totaled $146 million and $112 million at March 31, 2016 and December 31, 2015, respectively.

(4)
At March 31, 2016 and December 31, 2015, the carrying value of consumer mortgage TDR Loans held for investment includes $771 million and $881 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)
The decrease in TDR Loans at March 31, 2016 reflects the impact of the transfer of certain residential mortgage TDR Loans with a carrying value of $130 million to held for sale during the first quarter of 2016. There is no allowance for credit losses associated with loans classified as held for sale as they are carried at the lower of amortized cost or fair value less cost to sell.

(6)	At March 31, 2016 and December 31, 2015, the carrying value of TDR Loans includes $622 million and $676 million, respectively, of loans which are classified as nonaccrual.

(7)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Three Months Ended March 31,	2016	2015
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$93	$182
Business and corporate banking	260	34
Global banking	51	7
Total commercial	404	223
Consumer loans:
Residential mortgages	1,047	976
Home equity mortgages	24	20
Credit cards	5	6
Total consumer	1,076	1,002
Total average balance of TDR Loans	$1,480	$1,225
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$1	$1
Business and corporate banking	1	1
Total commercial	2	2
Consumer loans:
Residential mortgages	10	9
Total consumer	10	9
Total interest income recognized on TDR Loans	$12	$11
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
	(in millions)
Commercial loans:
Construction and other real estate	$—	$2
Business and corporate banking	2	1
Total commercial	2	3
Consumer loans:
Residential mortgages	11	9
Total consumer	11	9
Total	$13	$12

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At March 31, 2016
Construction and other real estate	$4	$99	$103	$1	$115
Business and corporate banking	223	130	353	83	367
Global banking	191	59	250	172	257
Other commercial	1	6	7	1	7
Total commercial	$419	$294	$713	$257	$746
At December 31, 2015
Construction and other real estate	$2	$108	$110	$1	$125
Business and corporate banking	168	124	292	52	342
Global banking	—	44	44	—	44
Other commercial	1	6	7	1	8
Total commercial	$171	$282	$453	$54	$519

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $444 million and $365 million at March 31, 2016 and December 31, 2015, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

Three Months Ended March 31,	2016	2015
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$107	$198
Business and corporate banking	323	93
Global banking	78	7
Other commercial	7	8
Total average balance of impaired commercial loans	$515	$306
Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$1
Business and corporate banking	2	1
Total interest income recognized on impaired commercial loans	$3	$2

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

The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2016
Construction and other real estate	$180	$260	$—	$440
Business and corporate banking	845	957	82	1,884
Global banking	473	3,522	206	4,201
Other commercial	—	7	1	8
Total commercial	$1,498	$4,746	$289	$6,533
At December 31, 2015
Construction and other real estate	$239	$187	$—	$426
Business and corporate banking	941	690	52	1,683
Global banking	1,069	2,300	12	3,381
Other commercial	1	37	1	39
Total commercial	$2,250	$3,214	$65	$5,529

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2016
Construction and other real estate	$10,117	$53	$—	$10,170
Business and corporate banking	19,212	199	1	19,412
Global banking	28,716	250	—	28,966
Other commercial	3,063	1	—	3,064
Total commercial	$61,108	$503	$1	$61,612
At December 31, 2015
Construction and other real estate	$9,947	$53	$—	$10,000
Business and corporate banking	18,948	167	1	19,116
Global banking	29,925	44	—	29,969
Other commercial	3,367	1	—	3,368
Total commercial	$62,187	$265	$1	$62,453
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2016
Construction and other real estate	$8,306	$1,864	$10,170
Business and corporate banking	10,092	9,320	19,412
Global banking	21,548	7,418	28,966
Other commercial	1,645	1,419	3,064
Total commercial	$41,591	$20,021	$61,612
At December 31, 2015
Construction and other real estate	$8,487	$1,513	$10,000
Business and corporate banking	10,373	8,743	19,116
Global banking	23,111	6,858	29,969
Other commercial	1,883	1,485	3,368
Total commercial	$43,854	$18,599	$62,453

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	March 31, 2016		December 31, 2015
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$835	4.66%	$858	4.83%
Home equity mortgages(1)(2)	48	3.11	56	3.50
Credit cards	13	1.97	13	1.86
Other consumer	10	2.11	11	2.26
Total consumer	$906	4.40%	$938	4.56%

(1)
At March 31, 2016 and December 31, 2015, consumer mortgage loan delinquency includes $765 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $375 million and $3 million, respectively, relating to loans held for sale.

(2)	At March 31, 2016 and December 31, 2015, consumer mortgage loans and loans held for sale include $544 million and $567 million, respectively, of loans that were in the process of foreclosure.
Nonperforming   The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2016
Residential mortgages(1)	$17,074	$447	$—	$17,521
Home equity mortgages	1,473	71	—	1,544
Credit cards	651	—	9	660
Other consumer	388	—	7	395
Total consumer	$19,586	$518	$16	$20,120
At December 31, 2015
Residential mortgages	$16,944	$814	$—	$17,758
Home equity mortgages	1,529	71	—	1,600
Credit cards	690	—	9	699
Other consumer	400	—	7	407
Total consumer	$19,563	$885	$16	$20,464

(1)
The decrease in nonaccrual loans at March 31, 2016 reflects the impact of the transfer of certain residential mortgage loans with a carrying value of $345 million to held for sale during the first quarter of 2016.

Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At March 31, 2016 and December 31, 2015, our loan portfolios included interest-only residential mortgage loans totaling $3,623 million and $3,645 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2016 and 2015:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)

Three Months Ended March 31, 2016
Allowance for credit losses – beginning of period	$86	$434	$240	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income	9	(46)	196	(3)	(9)	3	5	2	$157
Charge-offs(1)	—	(28)	(7)	—	(9)	(3)	(8)	(1)	(56)
Recoveries	—	2	—	—	5	1	2	—	10
Net (charge-offs) recoveries	—	(26)	(7)	—	(4)	(2)	(6)	(1)	(46)
Allowance for credit losses – end of period	$95	$362	$429	$16	$55	$25	$31	$10	$1,023
Ending balance: collectively evaluated for impairment	$94	$279	$257	$15	$25	$24	$30	$10	$734
Ending balance: individually evaluated for impairment	1	83	172	1	30	1	1	—	289
Total allowance for credit losses	$95	$362	$429	$16	$55	$25	$31	$10	$1,023

Loans:
Collectively evaluated for impairment(2)	$10,067	$19,059	$28,716	$3,057	$16,244	$1,467	$655	$395	$79,660
Individually evaluated for impairment(3)	103	353	250	7	191	5	5	—	914
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,086	72	—	—	1,158
Total loans	$10,170	$19,412	$28,966	$3,064	$17,521	$1,544	$660	$395	$81,732

Three Months Ended March 31, 2015
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	2	24	21	1	—	(2)	3	4	53
Charge-offs	(1)	(6)	—	(1)	(14)	(2)	(8)	(6)	(38)
Recoveries	—	2	—	—	2	1	1	2	8
Net (charge-offs) recoveries	(1)	(4)	—	(1)	(12)	(1)	(7)	(4)	(30)
Allowance for credit losses – end of period	$90	$295	$128	$21	$95	$29	$35	$10	$703
Ending balance: collectively evaluated for impairment	$87	$272	$128	$20	$53	$28	$33	$10	$631
Ending balance: individually evaluated for impairment	3	23	—	1	42	1	2	—	72
Total allowance for credit losses	$90	$295	$128	$21	$95	$29	$35	$10	$703

Loans:
Collectively evaluated for impairment(2)	$10,702	$19,155	$28,016	$3,459	$15,281	$1,640	$674	$424	$79,351
Individually evaluated for impairment(3)	199	96	13	7	217	5	6	—	543
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,493	71	—	—	1,564
Total loans	$10,901	$19,251	$28,029	$3,466	$16,991	$1,716	$680	$424	$81,458

(1)
For collateral dependent loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer are recognized as a charge-off. We transferred to held for sale certain residential mortgage loans during the three months ended March 31, 2016 and, accordingly, we recognized the existing allowance for credit losses on these loans as additional charge-off totaling $2 million during the three months ended March 31, 2016.

(2)
Global Banking includes loans to HSBC affiliates totaling $5,107 million and $5,016 million at March 31, 2016 and 2015, respectively, for which we do not carry an associated allowance for credit losses.

HSBC USA Inc.

(3)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $771 million and $778 million at March 31, 2016 and 2015, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Commercial loans:
Construction and other real estate	1,797	1,895
Business and corporate banking	13	—
Global banking	1,194	200
Total commercial	3,004	2,095
Consumer loans:
Residential mortgages	385	11
Other consumer	79	79
Total consumer	464	90
Total loans held for sale	$3,468	$2,185
Construction and other real estate loans held for sale substantially reflects certain commercial real estate loans which were transferred to held for sale during the fourth quarter of 2015 in order to better reflect the nature of our exposure and therefore more accurately depict returns on risk weighted assets. The carrying value of these loans totaled $1,797 million and $1,889 million at March 31, 2016 and December 31, 2015, respectively. There was no lower of amortized cost or fair value adjustment recorded associated with these transfers as the transferred loans are performing.
During the first quarter of 2016, we transferred certain global banking loans with a carrying value of $1,088 million to held for sale, including a portion of our interest in a large secured loan facility which we intend to sell through loan participations as well as certain other loans which were transferred to held for sale as part of an effort to optimize returns on risk weighted assets. There was no lower of amortized cost or fair value adjustment recorded associated with these transfers as the transferred loans are performing.
Global banking commercial loans held for sale also includes certain loans which we have elected to designate under the fair value option, including commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties and commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of loans held for sale under these programs was $95 million and $151 million at March 31, 2016 and December 31, 2015, respectively. See Note 11, "Fair Value Option," for additional information.
During the first quarter of 2016, we recorded a lower of amortized cost or fair value adjustment of $26 million associated with the write-off of a global banking loan which was previously transferred to held for sale in 2014 as a component of other income (loss) in the consolidated statement of income.
As previously disclosed, we continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies, as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, as well as continued market demand for non-performing residential mortgage loans, during the first quarter of 2016 we decided we no longer have the intent to hold for investment certain residential mortgage loans and adopted a formal program to initiate sale activities for these residential mortgage loans when a loan meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy.
Under this program, during the first quarter of 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $497 million at the time of transfer. The carrying value of these loans prior to transfer after considering the fair value of the property less costs to sell was approximately $408 million, including related escrow advances. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios. During the first quarter of 2016, we recorded an initial lower of amortized cost or fair value adjustment

HSBC USA Inc.

of $33 million associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income.
In addition to the residential mortgages sales program discussed above, we sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $3 million at both March 31, 2016 and December 31, 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the credit environment. PHH Mortgage is obligated to purchase agency eligible loans from us as of the earlier of when the customer locks the mortgage loan pricing or when the mortgage loan application is approved. As such, we retain none of the risk of market changes in mortgage rates for these loans purchased by PHH Mortgage.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $45 million and $13 million at March 31, 2016 and December 31, 2015, respectively. The valuation allowance on commercial loans held for sale was $47 million and $21 million at March 31, 2016 and December 31, 2015, respectively.

7. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Mortgage servicing rights	$—	$140
Purchased credit card relationships	39	41
Total intangible assets	$39	$181
Mortgage Servicing Rights ("MSRs")  A servicing asset is a contract under which estimated future revenues from contractually specified cash flows, such as servicing fees and other ancillary revenues, are expected to exceed the obligation to service the financial assets. Prior to our agreement with PHH Mortgage, we recognized the right to service residential mortgage loans as a separate and distinct asset at the time they were acquired or when originated loans were sold.
In March 2016, we initiated an active program to sell our remaining MSRs portfolio and reclassified them to held for sale within other assets on the consolidated balance sheet. See Note 9, "Other Assets Held for Sale," for additional information on our MSRs portfolio, including critical assumptions used to calculate fair value at March 31, 2016.
The following table summarizes the critical assumptions used to calculate the fair value of MSRs at December 31, 2015:

December 31, 2015
Annualized constant prepayment rate	13.8%
Constant discount rate	12.6%
Weighted average life (in years)	4.5
The following table summarizes MSRs activity during the three months ended March 31, 2015:

Three Months Ended March 31,	2015
(in millions)
Fair value of MSRs:
Beginning balance	$159
Changes in fair value due to changes in valuation model inputs or assumptions	(11)
Reductions related to customer payments	(8)
Ending balance	$140

HSBC USA Inc.

The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $18,930 million at December 31, 2015. Servicing fees collected are included in residential mortgage banking revenue and totaled $15 million during the three months ended March 31, 2015.
PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $36,773 million and $37,544 million at March 31, 2016 and December 31, 2015, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
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

8. Goodwill

Goodwill was $1,612 million at both March 31, 2016 and December 31, 2015. Included in goodwill for these periods were accumulated impairment losses of $670 million. During the first quarter of 2016, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

9. Other Assets Held for Sale

In March 2016, our Retail Banking and Wealth Management business initiated an active program to sell its remaining MSRs portfolio which has been in run-off for several years. As a result, we now consider the MSRs portfolio and related servicing advances to be held for sale at March 31, 2016 and reported them in other assets on the consolidated balance sheet. Any sale, which would be subject to regulatory approval, is expected to be completed during the second half of 2016. As the MSRs are carried at fair value and we expect to transfer the related servicing advances to the buyer at near cost, the lower of amortized cost or fair value adjustment recorded associated with this reclassification to held for sale was insignificant.
The disposal group held for sale reported in other assets consisted of the following at March 31, 2016:

	Location on Consolidated Balance Sheet Prior to Reclassification to Held for Sale	March 31, 2016
		(in millions)
Mortgage servicing rights	Intangible assets, net	$117
Servicing advances	Other assets	217
Total assets held for sale		$334
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

HSBC USA Inc.

The following table summarizes the critical assumptions used to calculate the fair value of MSRs at March 31, 2016:

March 31, 2016
Annualized constant prepayment rate	16.4%
Constant discount rate	11.4%
Weighted average life (in years)	4.0
The following table summarizes MSRs activity during the three months ended March 31, 2016:

Three Months Ended March 31,	2016
(in millions)
Fair value of MSRs:
Beginning balance	$140
Changes in fair value due to changes in valuation model inputs or assumptions	(16)
Reductions related to customer payments	(7)
Ending balance	$117
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $18,121 million at March 31, 2016. Servicing fees collected are included in residential mortgage banking revenue and totaled $13 million during the three months ended March 31, 2016.

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

HSBC USA Inc.

	March 31, 2016		December 31, 2015
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$27	$814	$42	$240
Bilateral OTC(2)	17	288	—	292
Interest rate contracts	44	1,102	42	532

Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	7	—	17	—

OTC-cleared(2)	1	26	6	16
Bilateral OTC(2)	—	202	—	137
Interest rate contracts	1	228	6	153

Total derivatives accounted for as hedges	52	1,330	65	685

Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	54	65	27	27
OTC-cleared(2)	26,418	24,758	15,717	14,723
Bilateral OTC(2)	21,521	23,213	18,716	19,906
Interest rate contracts	47,993	48,036	34,460	34,656

Exchange-traded(2)	3	68	—	15
Bilateral OTC(2)	24,543	22,670	24,160	22,324
Foreign exchange contracts	24,546	22,738	24,160	22,339

Equity contracts - bilateral OTC(2)	1,465	1,461	1,344	1,340

Exchange-traded(2)	29	108	38	39
Bilateral OTC(2)	732	669	891	552
Precious metals contracts	761	777	929	591

OTC-cleared(2)	791	983	899	1,212
Bilateral OTC(2)	2,187	1,986	2,913	2,565
Credit contracts	2,978	2,969	3,812	3,777

Other derivatives not accounted for as hedges(1)

Interest rate contracts - bilateral OTC(2)	957	135	761	120

Foreign exchange contracts - bilateral OTC(2)	—	70	—	97

Equity contracts - bilateral OTC(2)	434	422	462	422

Precious metals contracts - bilateral OTC(2)	—	—	—	—

Credit contracts - bilateral OTC(2)	62	6	73	6

Total derivatives	79,248	77,944	66,066	64,033

Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	68,335	68,335	55,510	55,510
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	5,420	1,264	4,942	1,530
Net amounts of derivative assets / liabilities presented in the balance sheet	5,493	8,345	5,614	6,993

Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,370	4,405	1,114	3,674
Net amounts of derivative assets / liabilities	$4,123	$3,940	$4,500	$3,319

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

See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $65 million during the three months ended March 31, 2016, compared with a decrease of less than $1 million during the three months ended March 31, 2015. We amortized $2 million and $1 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during the three months ended March 31, 2016 and 2015, respectively. The total accumulated unamortized basis adjustments amounted to an increase in the carrying amount of our debt of $58 million as of March 31, 2016, compared with a decrease of $6 million as of December 31, 2015.
Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $602 million during the three months ended March 31, 2016, compared with an increase of $219 million during the three months ended March 31, 2015. The total accumulated unamortized basis adjustments for active fair value hedges of AFS securities amounted to increases in the carrying amount of the securities of $1,043 million and $439 million as of March 31, 2016 and December 31, 2015, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income (Loss)	Interest Income (Expense)	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended March 31, 2016
Interest rate contracts/AFS Securities	$(48)	$(656)	$93	$626	$(30)
Interest rate contracts/long-term debt	8	66	(30)	(65)	1
Total	$(40)	$(590)	$63	$561	$(29)

Three Months Ended March 31, 2015
Interest rate contracts/AFS Securities	$(54)	$(249)	$88	$240	$(9)
Interest rate contracts/long-term debt	3	—	(11)	—	—
Total	$(51)	$(249)	$77	$240	$(9)
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive loss ("AOCI") is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
As of March 31, 2016 and December 31, 2015, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2016, $4 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI, compared with losses of $3 million during the three months ended March 31, 2015. During the next twelve months, we expect to amortize $15 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
	(in millions)
Three Months Ended March 31,
Interest rate contracts	(76)	(33)	Interest income (expense)	(4)	(3)	Other income (loss)	—	—
Total	$(76)	$(33)		$(4)	$(3)		$—	$—

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses on economic hedges are recognized in gain on instruments designated at fair value and related derivatives, other income (loss) or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities.
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2016	2015
		(in millions)
Interest rate contracts	Trading revenue	$(277)	$470
Interest rate contracts	Residential mortgage banking revenue	32	24
Foreign exchange contracts	Trading revenue	97	(356)
Equity contracts	Trading revenue	—	(1)
Precious metals contracts	Trading revenue	—	46
Credit contracts	Trading revenue	(37)	(21)
Total		$(185)	$162

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2016	2015
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$214	$109
Foreign exchange contracts	Gain on instruments designated at fair value and related derivatives	12	(1)
Equity contracts	Gain on instruments designated at fair value and related derivatives	(49)	257
Precious metals contracts	Gain on instruments designated at fair value and related derivatives	—	1
Credit contracts	Other income (loss)	(12)	22
Total		$165	$388
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of March 31, 2016 was $7,669 million, for which we had posted collateral of $8,937 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position as of December 31, 2015 was $7,139 million, for which we had posted collateral of $6,283 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	Single-notch downgrade	Two-notch downgrade
Moody’s	Aa3	A1
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$35

	Single-notch downgrade	Two-notch downgrade
Standard & Poor's ("S&P")	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$35	$45

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2016	December 31, 2015
	(in millions)
Interest rate:
Futures and forwards	$133,631	$149,413
Swaps	2,428,463	2,453,526
Options written	83,275	65,747
Options purchased	97,593	80,092
	2,742,962	2,748,778
Foreign exchange:
Swaps, futures and forwards	1,035,435	980,811
Options written	73,401	81,132
Options purchased	74,122	82,004
Spot	29,173	42,724
	1,212,131	1,186,671
Commodities, equities and precious metals:
Swaps, futures and forwards	48,754	35,546
Options written	18,787	19,601
Options purchased	25,655	33,374
	93,196	88,521
Credit derivatives	182,856	188,070
Total	$4,231,145	$4,212,040

11. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain fixed-rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain on instruments designated at fair value and related derivatives in the consolidated statement of income.
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of March 31, 2016 and December 31, 2015, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
Resale and Repurchase Agreements We elected to apply FVO accounting to certain securities purchased and sold under resale and repurchase agreements which are trading in nature. The election allows us to account for these resale and repurchase agreements at fair value which is consistent with the manner in which the instruments are managed. The fair value of the resale and repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and

HSBC USA Inc.

maturities. Interest on these resale and repurchase agreements is recorded as interest income or expense in the consolidated statement of income. The components of gain (loss) related to these resale and repurchase agreements designated at fair value are summarized in the table below.
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
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and structured deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and own credit risk. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.
The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At March 31, 2016
Commercial loans held for sale	$95	$106	$(11)
Securities purchased under resale agreements	699	694	5
Securities sold under repurchase agreements	2,693	2,692	1
Fixed rate long-term debt	1,985	1,750	235
Hybrid instruments:
Structured deposits	7,240	7,189	51
Structured notes	7,036	7,331	(295)
At December 31, 2015
Commercial loans held for sale	$151	$159	$(8)
Securities sold under repurchase agreements	1,976	1,970	6
Fixed rate long-term debt	2,007	1,750	257
Hybrid instruments:
Structured deposits	6,919	7,016	(97)
Structured notes	7,164	7,323	(159)

HSBC USA Inc.

Components of Gain on Instruments at Fair Value and Related Derivatives  Gain on instruments designated at fair value and related derivatives includes the changes in fair value related to interest, credit and other risks as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives. The following table summarizes the components of gain on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2016
Interest rate and other components(1)	$—	$5	$5	$(127)	$(34)	$(151)
Credit risk component(2)(3)	(3)	—	—	149	44	190
Total mark-to-market on financial instruments designated at fair value	(3)	5	5	22	10	39
Mark-to-market on the related derivatives	—	—	—	127	34	161
Net realized gain on the related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$(3)	$5	$5	$165	$44	$216

Three Months Ended March 31, 2015
Interest rate and other components(1)	$—	$—	$—	$(82)	$(288)	$(370)
Credit risk component(2)(3)	(10)	—	—	70	29	89
Total mark-to-market on financial instruments designated at fair value	(10)	—	—	(12)	(259)	(281)
Mark-to-market on the related derivatives	—	—	—	70	279	349
Net realized gain on the related long-term debt derivatives	—	—	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$(10)	$—	$—	$75	$20	$85

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)	During the first quarter of 2016 and 2015, the gains in the credit risk component for long-term debt were attributable to the widening of our own credit spreads.

(3)
During the first quarter of 2016, the gain in the credit risk component for hybrid instruments was attributable primarily to the widening of our own credit spreads related to structured notes, partially offset by the tightening of credit spreads on structured deposits while the gain during the first quarter of 2015 was attributable primarily to the widening of our own credit spreads related to structured notes.

HSBC USA Inc.

12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2016	2015
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(234)	$158
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $173 million and $(11) million, respectively	292	(19)
Reclassification adjustment for gains realized in net income, net of tax of $(11) million and $(9) million, respectively(1)	(18)	(14)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $3 million and $3 million, respectively(2)	4	5
Total other comprehensive income (loss) for period	278	(28)
Balance at end of period	44	130
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(170)	(156)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(28) million and $(12) million, respectively	(48)	(21)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(3)	3	2
Total other comprehensive loss for period	(45)	(19)
Balance at end of period	(215)	(175)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	(3)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million	—	1
Total other comprehensive income for period	—	1
Balance at and end of period	(3)	(2)
Total accumulated other comprehensive loss at end of period	$(174)	$(47)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

(2)
Amount amortized to net income is included in interest income in our consolidated statement of income. During 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses of $234 million related to the transferred securities which will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

(3)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

13. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan  The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to us.

Three Months Ended March 31,	2016	2015
	(in millions)
Service cost – benefits earned during the period	$1	$2
Interest cost on projected benefit obligation	18	17
Expected return on plan assets	(20)	(23)
Amortization of net actuarial loss	10	9
Pension expense	$9	$5
Higher pension expense during the three months ended March 31, 2016 was due primarily to a lower expected return on plan assets which reflects market conditions and a shift to more fixed income securities in the investment portfolio to better match pension liabilities.

HSBC USA Inc.

Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

Three Months Ended March 31,	2016	2015
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1
Net periodic postretirement benefit cost	$1	$1

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

	March 31, 2016	December 31, 2015
	(in millions)
Assets:
Cash and due from banks	$149	$169
Interest bearing deposits with banks	188	244
Securities purchased under agreements to resell(1)	4,000	4,000
Trading assets(2)	19,438	18,632
Loans	5,107	4,815
Other(3)	205	458
Total assets	$29,087	$28,318
Liabilities:
Deposits	$15,699	$13,486
Trading liabilities(2)	20,754	19,496
Short-term borrowings	2,522	2,004
Long-term debt	1,828	1,827
Other(3)	295	346
Total liabilities	$41,098	$37,159

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

Three Months Ended March 31,	2016	2015
	(in millions)
Income/(Expense):
Interest income	$30	$30
Interest expense	(29)	(14)
Net interest income	1	16
Trading revenue (expense)	(157)	148
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	22	19
HSBC Finance Corporation	13	16
HSBC Markets (USA) Inc. ("HMUS")	6	7
Other HSBC affiliates	13	14
Total servicing and other fees from HSBC affiliates	54	56
Gain (loss) on instruments designed at fair value and related derivatives	(44)	258
Support services from HSBC affiliates:
HMUS	(53)	(64)
HSBC Technology & Services (USA) ("HTSU")	(229)	(240)
Other HSBC affiliates	(38)	(48)
Total support services from HSBC affiliates	(320)	(352)
Stock based compensation expense with HSBC(1)	(6)	(13)

(1)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income. Employees also may participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 13, "Pension and Other Postretirement Benefits."

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At March 31, 2016 and December 31, 2015, long-term debt with affiliates reflected $1.0 billion in floating rate senior debt and $0.9 billion in floating rate subordinated debt with HSBC North America. These borrowings mature in December 2016 and May 2025, respectively. See Note 16, "Retained Earnings and Regulatory Capital Requirements," for additional details.
We have a $150 million uncommitted line of credit with HSBC North America Inc. although there was no outstanding balance at either March 31, 2016 or December 31, 2015.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2016 and December 31, 2015, we have the following loan balances outstanding with HSBC affiliates:

	March 31, 2016	December 31, 2015
	(in millions)
HSBC Finance Corporation	$3,013	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	1,043	978
HSBC Mexico S.A.	729	725
Other short-term affiliate lending	322	98
Total loans	$5,107	$4,815
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of up to 5 years. At both March 31, 2016 and December 31, 2015, $3.0 billion was outstanding under this credit agreement with $0.5 billion maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either March 31, 2016 or December 31, 2015. This credit facility expires in May 2017.

HSBC USA Inc.

HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $8.2 billion and $10.7 billion at March 31, 2016 and December 31, 2015, respectively, of which $1,043 million and $978 million, respectively, was outstanding. The maturities of the outstanding borrowings range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico in the amount of $1.2 billion at both March 31, 2016 and December 31, 2015, of which $729 million and $725 million was outstanding at March 31, 2016 and December 31, 2015, respectively. The outstanding balances mature in 2018.
We have extended lines of credit to various other HSBC affiliates totaling $3.1 billion which did not have any outstanding balances at either March 31, 2016 and December 31, 2015.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2016 and December 31, 2015, there were $322 million and $98 million, respectively, of these loans outstanding.
HUSI is also committed to provide liquidity facilities to backstop the liquidity risk in Regency, an asset-backed commercial paper conduit consolidated by an HSBC affiliate, in relation to assets originated in the U.S. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.2 billion as of March 31, 2016, which is less than half of Regency's total liquidity facilities.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $1,004.1 billion at both March 31, 2016 and December 31, 2015. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $121 million and $216 million at March 31, 2016 and December 31, 2015, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $666 million and $696 million at March 31, 2016 and December 31, 2015, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $16 million and $15 million during the three months ended March 31, 2016 and 2015, respectively.

HSBC USA Inc.

15. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB").
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment increased $8 million during the three months ended March 31, 2015. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
During the first quarter of 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB, effective July 1, 2016. Therefore, beginning in the third quarter of 2016, we will include the results of the transferred client relationships in the GB&M segment.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis.
We are currently in the process of re-evaluating the financial information used to manage our businesses, including the scope and content of the U.S. GAAP financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2016, we will evaluate any impact such changes may have on our segment reporting.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented in Note 22, "Business Segments," in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2016
Net interest income(1)	$201	$213	$176	$51	$(5)	$(2)	$634	$(19)	$39	$654
Other operating income	80	73	219	23	177	2	574	(70)	(42)	462
Total operating income	281	286	395	74	172	—	1,208	(89)	(3)	1,116
Loan impairment charges	16	13	204	(1)	—	—	232	(69)	(6)	157
	265	273	191	75	172	—	976	(20)	3	959
Operating expenses(2)	259	162	224	58	26	—	729	(6)	3	726
Profit (loss) before income tax expense	$6	$111	$(33)	$17	$146	$—	$247	$(14)	$—	$233
Balances at end of period:
Total assets	$20,723	$31,610	$192,873	$8,221	$462	$—	$253,889	$(50,109)	$4	$203,784
Total loans, net	17,702	28,638	24,048	6,461	—	—	76,849	4	3,856	80,709
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	32,506	22,488	28,073	13,813	20	—	96,900	(5,195)	34,598	126,303

Three Months Ended March 31, 2015
Net interest income(1)	$201	$197	$118	$49	$(6)	$(5)	$554	$(14)	$66	$606
Other operating income	88	76	266	24	82	5	541	(10)	(67)	464
Total operating income	289	273	384	73	76	—	1,095	(24)	(1)	1,070
Loan impairment charges	22	10	8	—	—	—	40	14	(1)	53
	267	263	376	73	76	—	1,055	(38)	—	1,017
Operating expenses(2)	294	156	259	58	27	—	794	(17)	—	777
Profit (loss) before income tax expense	$(27)	$107	$117	$15	$49	$—	$261	$(21)	$—	$240
Balances at end of period:
Total assets	$19,927	$30,717	$198,942	$8,121	$804	$—	$258,511	$(56,958)	$41	$201,594
Total loans, net	16,973	29,578	23,341	6,424	—	—	76,316	891	3,548	80,755
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits(3)	29,869	21,580	31,662	10,973	—	—	94,084	(5,975)	30,985	119,094

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

(3)
During the second quarter of 2015, we concluded that brokered deposits would be better presented as debt under the Group Reporting Basis. As a result, we reclassified $7.2 billion of brokered deposits in the GB&M segment to debt at March 31, 2015 to conform with the current year presentation.

(4)	Represents adjustments associated with differences between the Group Reporting Basis and the U.S. GAAP basis of accounting.

(5)	Represents differences in financial statement presentation between Group Reporting Basis and U.S. GAAP.

HSBC USA Inc.

16. Retained Earnings and Regulatory Capital Requirements

Bank dividends are one of the sources of funds used for payment of shareholder dividends and other HSBC USA cash needs. Any non-contractual dividend from HSBC Bank USA would require the approval of the Office of the Comptroller of the Currency ("the OCC"). Approval is also required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$17,849	4.5%	(2)	11.9%	$17,766	4.5%	(2)	12.0%
HSBC Bank USA	19,868	6.5		13.8	19,796	6.5		13.8
Tier 1 capital ratio:
HSBC USA	18,884	6.0		12.6	18,764	6.0		12.6
HSBC Bank USA	22,210	8.0		15.4	22,109	8.0		15.4
Total capital ratio:
HSBC USA	24,303	10.0		16.3	24,425	10.0		16.5
HSBC Bank USA	26,888	10.0		18.6	26,670	10.0		18.6
Tier 1 leverage ratio:
HSBC USA	18,884	4.0	(2)	9.5	18,764	4.0	(2)	9.5
HSBC Bank USA	22,210	5.0		11.4	22,109	5.0		11.6
Risk weighted assets:
HSBC USA	149,505				148,421
HSBC Bank USA	144,463				143,393

(1)
HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company. The ratios shown are the required regulatory minimum ratios.
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the U.S. ("the Basel III final rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, took effect in 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. In addition, risk weighted assets in the table above are calculated using the Basel III Standardized Approach.

HSBC USA Inc.

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
Variable Interest Entities  We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be potentially significant where we, among other things, (i) provide liquidity put options or other liquidity facilities to support the VIE's debt obligations; (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE; (iii) provide a financial guarantee that covers assets held or liabilities issued by a VIE; (iv) sponsor the VIE in that we design, organize and structure the transaction; and (v) retain a financial or servicing interest in the VIE.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of March 31, 2016 and December 31, 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate on consolidation.

	March 31, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$305	$—	$320	$—
Long-term debt	—	92	—	92
Interest, taxes and other liabilities	—	68	—	68
Total	$305	$160	$320	$160
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
As a practical expedient, we amortize our low income housing investments in proportion to the allocated tax benefits under the proportional amortization method and present the associated tax benefits net of investment amortization in income tax expense.

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, as of March 31, 2016 and December 31, 2015:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At March 31, 2016
Asset-backed commercial paper conduits	$309	$—	$14,958	$3,163
Structured note vehicles	2,875	17	5,903	5,885
Limited partnership investments	208	143	639	208
Refinancing SPE	1,081	—	1,252	1,081
Total	$4,473	$160	$22,752	$10,337
At December 31, 2015
Asset-backed commercial paper conduits	$58	$—	$15,183	$3,362
Structured note vehicles	2,870	8	5,888	5,879
Limited partnership investments	138	121	302	138
Refinancing SPE(1)	1,181	—	1,252	1,181
Total	$4,247	$129	$22,625	$10,560

(1)
During 2016, we revised the above table to include a refinancing SPE which was an unconsolidated VIE at December 31, 2015 as discussed further below. This revision did not have any impact on our financial position or results of operations.

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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $3,163 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
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

HSBC USA Inc.

holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
Limited partnership investments We invest as a limited partner in partnerships that operate qualified affordable housing, renewable energy and community development projects. The returns of these investments are generated primarily from the tax benefits, including federal tax credits and tax deductions from operating losses in the project companies. In addition, some of the investments also help us comply with the Community Reinvestment Act. Certain limited partnership structures are considered to be VIEs because either (a) they do not have sufficient equity investment at risk or (b) the limited partners with equity at risk do not have substantive kick-out rights through voting rights or substantive participating rights over the general partner. As a limited partner, we are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in these partnerships are recorded in other assets on the consolidated balance sheet. The maximum exposure to loss shown in the table above represents our recorded investments.
Refinancing SPE We organized and provided bridge loans to a SPE to purchase a senior secured financing facility from the originator in order to finance the acquisition of a portfolio of commercial real estate loans. Interest and principal repayments of the prepayble financing facility are dependent on and are secured by the rental cash flows generated from the underlying commercial real estate properties. The financing facility contains additional credit enhancements, including a 15 percent equity subordination in the borrower's capital structure and a financial guarantee over 25 percent of the outstanding balance provided by the borrower's parent.
The SPE is a refinancing vehicle designed to secure term financing from external investors where the proceeds will be used to repay our bridge loans. Any outstanding bridge loans will be converted into term financing when the bridge loans expire on April 29, 2016. The bridge and term loans issued by the SPE are supported by the financing facility and the security interests in the commercial real estate loans and the guarantee. The refinancing vehicle is a VIE because it does not have sufficient equity investment at risk to permit the entity to finance the activities without additional subordination by any parties. We have a variable interest in the VIE through our ownership of the bridge loans. In view of the purpose and design of the SPE, the overall funding structure and the risks inherent in the VIE, we concluded the VIE creates and passes to its creditors an insignificant amount of expected loss and/or benefit through the ownership of the financing facility. In addition, creditors do not have the current power to direct the activities that most significantly impact the economic performance of the VIE and, therefore, we are not the primary beneficiary of the VIE. The maximum exposure to loss shown in the table above represents our investment in the bridge loans without consideration of any recovery benefits from the 25 percent guarantee and the 15 percent subordination.
Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests such as mortgage-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 3, "Securities," and Note 19, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

HSBC USA Inc.

18. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of March 31, 2016 and December 31, 2015. Following the table is a description of the various arrangements.

	March 31, 2016		December 31, 2015
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(1,904)	$88,382	$(2,621)	$91,435
Financial standby letters of credit, net of participations(2)(3)	—	5,697	—	5,842
Performance standby letters of credit, net of participations(2)(3)	—	2,722	—	3,008
Liquidity asset purchase agreements(3)	—	3,163	—	3,362
Total	$(1,904)	$99,964	$(2,621)	$103,647

(1)	Includes $42,944 million and $44,130 million of notional issued for the benefit of HSBC affiliates at March 31, 2016 and December 31, 2015, respectively.

(2)	Includes $853 million and $910 million issued for the benefit of HSBC affiliates at March 31, 2016 and December 31, 2015, respectively.

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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(1,904)	$88,382	$(2,621)	$91,435
Buy-protection credit derivative positions	2,043	94,474	2,789	96,635
Net position(1)	$139	$6,092	$168	$5,200

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2016, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,697 million and $2,722 million, respectively. As of December 31, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,842 million and $3,008 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million and $54 million at March 31, 2016 and December 31, 2015, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $30 million and $19 million at March 31, 2016 and December 31, 2015, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2016 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.4	$43,227	$24,003	$67,230
Structured CDS	1.1	5,069	577	5,646
Index credit derivatives	3.4	4,006	8,275	12,281
Total return swaps	2.5	2,818	407	3,225
Subtotal		55,120	33,262	88,382
Standby Letters of Credit(2)	1.1	5,687	2,732	8,419
Total		$60,807	$35,994	$96,801

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)
External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

HSBC USA Inc.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of March 31, 2016 and December 31, 2015 we had issued $3,163 million and $3,362 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 17, "Variable Interest Entities," for further information.
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
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K for additional discussion of related exposure.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $13 million and $5 million at March 31, 2016 and December 31, 2015, respectively.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability during the three months ended March 31, 2016 and 2015 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

Three Months Ended March 31,	2016	2015
	(in millions)
Balance at beginning of period	$17	$27
Increase (decrease) in liability recorded through earnings	—	(3)
Realized losses	(1)	(1)
Balance at end of period	$16	$23
Our remaining repurchase liability of $16 million at March 31, 2016 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at March 31, 2016. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Interest bearing deposits with banks	$588	$676
Trading assets(1)	3,528	3,802
Securities available-for-sale(2)	14,419	11,092
Securities held-to-maturity	2,734	3,293
Loans(3)	17,634	17,880
Other assets(4)	1,376	1,765
Total	$40,279	$38,508

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $2,989 million and $1,000 million at March 31, 2016 and December 31, 2015, respectively. The fair value of trading assets that could be sold or repledged was $3,528 million and $3,797 million at March 31, 2016 and December 31, 2015, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $27,010 million and $25,058 million at March 31, 2016 and December 31, 2015, respectively, discussed further below. Of this collateral, $21,011 million and $19,558 million could be sold or repledged at March 31, 2016 and December 31, 2015, respectively, of which $888 million and $3,400 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
Repurchase Agreements
We enter into purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) identical or substantially the same securities. Resale and repurchase agreements are accounted for as secured lending and secured borrowing transactions, respectively.

HSBC USA Inc.

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
The following table provides information about resale and repurchase agreements that are subject to offset as of March 31, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
As of March 31, 2016:
Assets:
Securities purchased under resale agreements	$27,010	1,876	25,134	25,131	—	$3
Liabilities:
Securities sold under repurchase agreements	$7,405	1,876	5,529	5,529	—	$—

As of December 31, 2015:
Assets:
Securities purchased under resale agreements	$25,058	5,211	19,847	19,845	—	$2
Liabilities:
Securities sold under repurchase agreements	$8,197	5,211	2,986	2,954	—	$32

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings as of March 31, 2016 and December 31, 2015:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
As of March 31, 2016:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,738	$1,974	$722	$—	$2,971	$7,405

As of December 31, 2015:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,764	$3,457	$—	$—	$2,976	$8,197

HSBC USA Inc.

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2016 and December 31, 2015:

March 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$15,106	$15,106	$863	$14,210	$33
Federal funds sold and securities purchased under agreements to resell	24,435	24,435	—	24,435	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	699	699	—	699	—
Non-derivative trading assets	13,159	13,159	3,646	6,430	3,083
Derivatives	5,493	5,493	6	5,460	27
Securities	52,409	52,739	25,026	27,713	—
Commercial loans, net of allowance for credit losses	60,710	62,178	—	—	62,178
Commercial loans designated under fair value option and held for sale	95	95	—	95	—
Commercial loans held for sale	2,909	2,910	—	1,113	1,797
Consumer loans, net of allowance for credit losses	19,999	19,113	—	—	19,113
Consumer loans held for sale:
Residential mortgages	385	385	—	9	376
Other consumer	79	79	—	—	79
Financial liabilities:
Short-term financial liabilities	$7,251	$7,318	$—	$7,285	$33
Deposits:
Without fixed maturities	106,224	106,224	—	106,224	—
Fixed maturities	12,839	12,983	—	12,983	—
Deposits designated under fair value option	7,240	7,240	—	5,391	1,849
Non-derivative trading liabilities	895	895	642	253	—
Derivatives	8,345	8,345	26	8,291	28
Short-term borrowings designated under fair value option	2,693	2,693	—	2,693	—
Long-term debt	25,504	26,051	—	26,051	—
Long-term debt designated under fair value option	9,021	9,021	—	8,375	646

HSBC USA Inc.

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$8,494	$8,494	$968	$7,478	$48
Federal funds sold and securities purchased under agreements to resell	19,847	19,847	—	19,847	—
Non-derivative trading assets	11,935	11,935	3,088	5,756	3,091
Derivatives	5,614	5,614	5	5,579	30
Securities	49,797	49,938	21,924	28,014	—
Commercial loans, net of allowance for credit losses	61,674	62,417	—	—	62,417
Commercial loans designated under fair value option and held for sale	151	151	—	151	—
Commercial loans held for sale	1,944	1,958	—	55	1,903
Consumer loans, net of allowance for credit losses	20,331	19,185	—	—	19,185
Consumer loans held for sale:
Residential mortgages	11	11	—	7	4
Other consumer	79	79	—	—	79
Financial liabilities:
Short-term financial liabilities	$3,082	$3,124	$—	$3,076	$48
Deposits:
Without fixed maturities	101,146	101,146	—	101,146	—
Fixed maturities	10,514	10,508	—	10,508	—
Deposits designated under fair value option	6,919	6,919	—	5,052	1,867
Non-derivative trading liabilities	1,049	1,049	363	686	—
Derivatives	6,993	6,993	9	6,957	27
Short-term borrowings designated under fair value option	1,976	1,976	—	1,976	—
Long-term debt	24,338	24,874	—	24,874	—
Long-term debt designated under fair value option	9,171	9,171	—	8,425	746
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of loans. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2016 and December 31, 2015 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since December 31, 2015 reflects the conditions in the housing industry which have continued to show improvement in 2016 due to improvements in property values as well as lower required market yields and increased investor demand for these types of loans.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
March 31, 2016	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Federal funds sold and securities purchased under agreements to resell	$—	$699	$—	$699	$—	$699
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,646	166	—	3,812	—	3,812
Obligations of U.S. States and political subdivisions	—	550	—	550	—	550
Collateralized debt obligations	—	—	210	210	—	210
Asset-backed securities:
Residential mortgages	—	107	—	107	—	107
Student Loans	—	87	—	87	—	87
Corporate and other domestic debt securities	—	—	2,873	2,873	—	2,873
Debt Securities issued by foreign entities:
Corporate	—	42	—	42	—	42
Government-backed	—	4,270	—	4,270	—	4,270
Equity securities	—	14	—	14	—	14
Precious metals trading	—	1,194	—	1,194	—	1,194
Derivatives(2):
Interest rate contracts	53	48,940	2	48,995	—	48,995
Foreign exchange contracts	3	24,535	15	24,553	—	24,553
Equity contracts	—	1,751	148	1,899	—	1,899
Precious metals contracts	29	732	—	761	—	761
Credit contracts	—	2,814	226	3,040	—	3,040
Derivatives netting	—	—	—	—	(73,755)	(73,755)
Total derivatives	85	78,772	391	79,248	(73,755)	5,493
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,026	12,532	—	37,558	—	37,558
Obligations of U.S. states and political subdivisions	—	25	—	25	—	25
Asset-backed securities:
Commercial mortgages	—	9	—	9	—	9
Home equity	—	70	—	70	—	70
Other	—	492	—	492	—	492
Debt Securities issued by foreign entities	—	461	—	461	—	461
Equity securities	—	158	—	158	—	158
Loans(3)	—	95	—	95	—	95
Mortgage servicing rights(4)	—	—	117	117	—	117
Total assets	$28,757	$99,743	$3,591	$132,091	$(73,755)	$58,336
Liabilities:
Domestic deposits(5)	$—	$5,391	$1,849	$7,240	$—	$7,240
Trading liabilities, excluding derivatives	642	253	—	895	—	895
Derivatives(2):
Interest rate contracts	65	49,435	1	49,501	—	49,501
Foreign exchange contracts	68	22,725	15	22,808	—	22,808
Equity contracts	—	1,680	203	1,883	—	1,883
Precious metals contracts	107	670	—	777	—	777
Credit contracts	—	2,926	49	2,975	—	2,975
Derivatives netting	—	—	—	—	(69,599)	(69,599)
Total derivatives	240	77,436	268	77,944	(69,599)	8,345
Short-term borrowings(5)	—	2,693	—	2,693	—	2,693
Long-term debt(5)	—	8,375	646	9,021	—	9,021
Total liabilities	$882	$94,148	$2,763	$97,793	$(69,599)	$28,194

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,088	$167	$—	$3,255	$—	$3,255
Obligations of U. S. States and political subdivisions	—	559	—	559	—	559
Collateralized debt obligations	—	—	221	221	—	221
Asset-backed securities:
Residential mortgages	—	114	—	114	—	114
Student loans	—	89	—	89	—	89
Corporate and other domestic debt securities	—	—	2,870	2,870	—	2,870
Debt Securities issued by foreign entities:
Corporate	—	55	—	55	—	55
Government-backed	—	3,974	—	3,974	—	3,974
Equity securities	—	18	—	18	—	18
Precious metals trading	—	780	—	780	—	780
Derivatives(2):
Interest rate contracts	26	35,241	2	35,269	—	35,269
Foreign exchange contracts	—	24,161	16	24,177	—	24,177
Equity contracts	—	1,687	119	1,806	—	1,806
Precious metals contracts	38	891	—	929	—	929
Credit contracts	—	3,676	209	3,885	—	3,885
Derivatives netting	—	—	—	—	(60,452)	(60,452)
Total derivatives	64	65,656	346	66,066	(60,452)	5,614
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	21,924	12,621	—	34,545	—	34,545
Obligations of U.S. states and political subdivisions	—	348	—	348	—	348
Asset-backed securities:
Commercial mortgages	—	9	—	9	—	9
Home equity	—	75	—	75	—	75
Other	—	89	—	89	—	89
Debt Securities issued by foreign entities	—	546	—	546	—	546
Equity securities	—	161	—	161	—	161
Loans(3)	—	151	—	151	—	151
Mortgage servicing rights(4)	—	—	140	140	—	140
Total assets	$25,076	$85,412	$3,577	$114,065	$(60,452)	$53,613
Liabilities:
Domestic deposits(5)	$—	$5,052	$1,867	$6,919	$—	$6,919
Trading liabilities, excluding derivatives	363	686	—	1,049	—	1,049
Derivatives(2):
Interest rate contracts	28	35,432	1	35,461	—	35,461
Foreign exchange contracts	15	22,405	16	22,436	—	22,436
Equity contracts	—	1,560	202	1,762	—	1,762
Precious metals contracts	39	552	—	591	—	591
Credit contracts	—	3,753	30	3,783	—	3,783
Derivatives netting	—	—	—	—	(57,040)	(57,040)
Total derivatives	82	63,702	249	64,033	(57,040)	6,993
Short-term borrowings(5)	—	1,976	—	1,976	—	1,976
Long-term debt(5)	—	8,425	746	9,171	—	9,171
Total liabilities	$445	$79,841	$2,862	$83,148	$(57,040)	$26,108

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $5,107 million and $5,150 million and trading derivative liabilities of $7,893 million and $6,406 million as of March 31, 2016 and December 31, 2015, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 6, "Loans Held for Sale," for further information.

HSBC USA Inc.

(4)	See Note 7, "Intangible Assets," and Note 9, "Other Assets Held for Sale," for additional information.

(5)	See Note 11, "Fair Value Option," for additional information.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016 and 2015.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2016 and 2015. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2016	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2016	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$221	$(5)	$—	$—	$—	$(6)	$—	$—	$210	$(6)
Corporate and other domestic debt securities	2,870	(2)	—	5	—	—	—	—	2,873	(2)
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(83)	24	—	—	—	4	1	(1)	(55)	24
Credit contracts	179	2	—	—	—	(4)	—	—	177	(13)
Mortgage servicing rights(3)	140	—	(16)	—	—	(7)	—	—	117	(16)
Total assets	$3,328	$19	$(16)	$5	$—	$(13)	$1	$(1)	$3,323	$(13)
Liabilities:
Domestic deposits(4)	$(1,867)	$—	$(53)	$—	$(64)	$88	$(8)	$55	$(1,849)	$(50)
Long-term debt(4)	(746)	—	26	—	(75)	65	—	84	(646)	23
Total liabilities	$(2,613)	$—	$(27)	$—	$(139)	$153	$(8)	$139	$(2,495)	$(27)

HSBC USA Inc.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$9	$—	$—	$—	$(8)	$—	$—	$254	$7
Corporate and other domestic debt securities	2,840	—	—	8	—	—	—	—	2,848	—
Derivatives, net(2):
Interest rate contracts	—	19	1	—	—	—	—	—	20	20
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	23	—	—	—	(21)	—	(1)	43	14
Credit contracts	210	(12)	—	—	—	(6)	—	—	192	(40)
Mortgage servicing rights(3)	159	—	(14)	—	—	(4)	—	—	141	(14)
Total assets	$3,504	$39	$(13)	$8	$—	$(39)	$—	$(1)	$3,498	$(13)
Liabilities:
Domestic deposits(4)	$(1,968)	$—	$(19)	$—	$(89)	$49	$—	$101	$(1,926)	$(13)
Long-term debt(4)	(647)	—	(7)	—	(87)	79	—	20	(642)	(6)
Total liabilities	$(2,615)	$—	$(26)	$—	$(176)	$128	$—	$121	$(2,568)	$(19)

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $391 million and derivative liabilities of $268 million as of March 31, 2016 and derivative assets of $463 million and derivative liabilities of $208 million as of March 31, 2015.

(3)	See Note 7, "Intangible Assets," and Note 9, "Other Assets Held for Sale," for additional information.

(4)	See Note 11, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of March 31, 2016 and December 31, 2015:

March 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	210	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,873	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	24% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	17% - 24%
Equity derivative contracts(1)	(55)	Option pricing model	Equity / Equity Index volatility	11% - 51%
			Equity / Equity and Equity / Index correlation	48% - 59%
			Equity dividend yields	0% - 12%
Credit derivative contracts	177	Option pricing model	Correlation of defaults of a portfolio of reference credit names	44% - 47%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	117	Option adjusted discounted cash flows	Constant prepayment rates	4% - 21%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$87 - $329 per account
Domestic deposits (structured deposits)(1)(2)	(1,849)	Option adjusted discounted cash flows	Implied volatility of currency pairs	17% - 24%
			Equity / Equity Index volatility	11% - 51%
			Equity / Equity and Equity / Index correlation	48% - 59%
Long-term debt (structured notes)(1)(2)	(646)	Option adjusted discounted cash flows	Implied volatility of currency pairs	17% - 24%
			Equity / Equity Index volatility	11% - 51%
			Equity / Equity and Equity / Index correlation	48% - 59%

HSBC USA Inc.

December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	221	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,870	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	18% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	18% - 22%
Equity derivative contracts(1)	(83)	Option pricing model	Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
			Equity dividend yields	0% - 18%
Credit derivative contracts	179	Option pricing model	Correlation of defaults of a portfolio of reference credit names	44% - 47%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	140	Option adjusted discounted cash flows	Constant prepayment rates	11% - 50%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$87 - $329 per account
Domestic deposits (structured deposits)(1)(2)	(1,867)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
Long-term debt (structured notes)(1)(2)	(746)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%

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

▪
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is tilted towards the high end of the range.

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities as of March 31, 2016 is about 1.8 times that of CLOs.

Derivatives

▪
Correlation of default - The default correlation of a group of credit exposures measures the likelihood that the credit references within a group will default together. The default correlation is a significant input to structured credit products such as nth-to-

HSBC USA Inc.

default swaps. In addition, the correlation between the currency and the default risk of the reference credits is a critical input to a foreign currency denominated credit default swap where the correlation is not observable.

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 17 percent and 24 percent while the implied volatility for equity/equity or equity/equity index is between 11 percent and 51 percent, respectively, at March 31, 2016. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4 percent and 6 percent, respectively, at March 31, 2016.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 48 percent and 59 percent at March 31, 2016.

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
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2016, we transferred $55 million of domestic deposits and $84 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three months ended March 31, 2016, we transferred $8 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three months ended March 31, 2015, we transferred $101 million of domestic deposits and $20 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of March 31, 2016 and December 31, 2015. The gains (losses) during the three months ended March 31, 2016 and 2015 are also included.

	Non-Recurring Fair Value Measurements as of March 31, 2016				Total Gains (Losses) For the Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$376	$376	$(33)
Consumer loans(2)	—	19	—	19	(5)
Commercial loans held for sale(3)	—	12	—	12	(27)
Impaired commercial loans(4)	—	—	155	155	(183)
Real estate owned(5)	—	23	—	23	1
Total assets at fair value on a non-recurring basis	$—	$54	$531	$585	$(247)

	Non-Recurring Fair Value Measurements as of December 31, 2015				Total Gains (Losses) For the Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$2	$3	$5	$—
Consumer loans(2)	—	133	—	133	(10)
Commercial loans held for sale(3)	—	55	—	55	(8)
Impaired commercial loans(4)	—	—	116	116	—
Real estate owned(5)	—	22	—	22	1
Total assets at fair value on a non-recurring basis	$—	$212	$119	$331	$(17)

(1)
As of March 31, 2016 and December 31, 2015, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy, including certain residential mortgage loans which were transferred to held for sale during the first quarter of 2016 for which significant inputs in estimating fair value were unobservable and, to a lesser extent, certain residential mortgage loans held for sale for which the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	As of March 31, 2016 and December 31, 2015, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015:

As of March 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$376	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	0% - 100%
		including collateral values and market discount rate	Market discount rate	8% - 14%
Impaired commercial loans	155	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%

As of December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$3	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	116	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 70%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale represent residential mortgage loans which were transferred to held for sale during the first quarter of 2016 and, to a lesser extent, subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for residential mortgage loans held for sale was approximately 75 percent at March 31, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 36 percent at March 31, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements - We record certain securities purchased and sold under resale and repurchase agreements at fair value. The fair value of these resale and repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and maturities.
The remaining federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements are recorded at cost. A majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar terms and collateral.
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

•
Loans held for sale – Consumer and commercial loans held for sale (that are not designated under FVO as discussed below) as well as certain residential mortgage whole loans held for sale are recorded at the lower of amortized cost or fair value. The fair value estimates of consumer and commercial loans held for sale are determined primarily using the discounted cash flow method using assumptions consistent with those which would be used by market participants in valuing such loans. Valuation inputs include estimates of prepayment rates, default rates, loss severities, collateral values and market rates of return. Since some loan pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various loan portfolios. Where available, we measure residential

HSBC USA Inc.

mortgage whole loans held for sale based on transaction prices of loan portfolios of similar characteristics observed in the whole loan market. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics.

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

•
Consumer loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions consistent with those which would be used by market participants in valuing such loans; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral value and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the loans. Some of these inputs are influenced by collateral value changes and unemployment rates. Where available, such inputs are derived principally from or corroborated by observable market data. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of loans with similar characteristics. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of loans. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since some loan pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various loan portfolios.
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $52 million and $54 million at March 31, 2016 and December 31, 2015, respectively.
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

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held as of March 31, 2016:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$57	$—	$57
	Residential mortgages - Subprime	44	—	44
	Student loans	87	—	87
	Total AAA -A	188	—	188
BBB -B	Collateralized debt obligations	—	210	210
CCC-Unrated	Residential mortgages - Subprime	6	—	6
		$194	$210	$404
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$9	$—	$9
	Home equity - Alt A	70	—	70
	Other	492	—	492
	Total AAA -A	$571	$—	$571

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

HSBC USA Inc.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2015 Form 10-K are reported herein.
In addition to the matters described below, and in our 2015 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $125 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
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
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) On February 24, 2016, the court denied plaintiffs’ motion for reconsideration of the motion to dismiss and granted defendants’ motion for reconsideration, dismissing the state law claim on substantive grounds. Plaintiffs have appealed that decision.
Checking Account Overdraft Litigation At the final settlement approval hearing held on April 6, 2016, the state court indicated that an order and decision on final approval would be forthcoming.
Credit Default Swap Matters
On April 18, 2016, the U.S District Court for the Southern District of New York issued an order granting final approval of the settlement in In re CDS Antitrust Litigation.
Interest Rate Swaps Litigation
HSBC Bank USA, HSI, and HSBC Bank plc have been named as defendants, among others, in a putative class action brought in the U.S. District Court for the Southern District of New York relating to interest rate swaps. Public School Teachers’ Pension and Retirement Fund of Chicago and Mayor and City Council of Baltimore, on behalf of themselves and others similarly situated v. Bank of America Corporation, et al. The action alleges that the defendants conspired to restrain trade in violation of the federal anti-trust laws by, among other things, restricting access to interest rate swap pricing exchanges and blocking new entrants into the exchange market, with the purpose and effect of artificially inflating the bid/ask spread paid to buy and sell interest rate swaps in the United States. This matter is at a very early stage.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) The motion to dismiss was argued in April 2016. We await the court's decision.

HSBC USA Inc.

In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) The motion to dismiss was argued in April 2016. We await the court's decision.
In April 2016 two putative class action “Notices of Action” were filed in the Superior Court of Justice, Provinces of Ontario and Quebec, Canada, against, among others, HSBC, HSBC Bank plc, HSBC USA, HSI, HSBC Bank Canada and HSBC Securities Canada. The Notices of Action allege, among other things, that defendants conspired to manipulate the price of silver and silver derivatives during the London Silver Fix. These actions are in the early stages.
Madoff Litigation
In December 2008, Bernard L. Madoff ("Madoff") was arrested and ultimately pleaded guilty to running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, fund investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in many jurisdictions arising out of Madoff Securities’ fraud.
Defendants’ motion to dismiss the Hau Yin To v. HSBC Bank plc, et al. (Case No. 15-CV-3590) action is fully briefed.
Beginning in October 2009, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited ("Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands ("BVI") and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds, seeking restitution of payments made in connection with share redemptions. In March 2016, the BVI court denied a motion filed by other defendants challenging the Fairfield liquidator’s authorization to pursue claims in the United States. Those defendants have appealed the BVI court's decision denying their motion.
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
Benchmark Rate Litigation
In March 2016, defendants’ motion to dismiss was denied in the consolidated actions brought in the U.S. District Court for the Southern District of New York on behalf of persons who transacted in interest rate derivative transactions or purchased or sold financial instruments that were either tied to U.S. dollar International Swaps and Derivatives Association fix ("ISDAfix") rates or were executed shortly before, during, or after the time of the daily ISDAfix setting window. HSBC Bank USA is the only named HSBC entity.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $5.0 billion and $5.2 billion at March 31, 2016 and 2015, respectively.
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
HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans.

HSBC USA Inc.

HSBC Bank USA appealed the denial of its motion to dismiss in the action filed by Deutsche Bank National Trust Company as Trustee of HASCO 2007-NC1, in New York County Supreme Court, State of New York, against HSBC Bank USA.
We expect these types of claims to continue. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
Alfredo Villoldo, et al. v. HSBC Bank USA, N.A., et al. The U.S. Court of Appeals for the Second Circuit affirmed on appeal the decision granting the HSBC defendants’ motion to dismiss.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Company, Ltd., et al. The HSBC defendants’ motion to dismiss is fully briefed.
Telephone Consumer Protection Act Litigation
In April 2016, a putative class action entitled Monteleone v. HSBC Finance Corporation, et al.was filed in the United States District Court for the Northern District of Illinois against HSBC Finance, HSBC Mortgage Corporation, HSBC Mortgage Services Inc., HSBC Bank USA and HTSU. The action alleges that the HSBC defendants contacted plaintiff, or the members of the class he seeks to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. Plaintiff seeks statutory damages of at least $500 for each violation. This action is at a very early stage.

21. New Accounting Pronouncements

The following new accounting pronouncement was adopted effective January 1, 2016:

•
Amendments to the Consolidation Analysis In February 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which rescinds the deferral of VIE consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to registered money market funds and similar unregistered money market funds. The ASU makes several other amendments including a) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; b) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; c) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary determination if certain conditions are met; and d) reduces the application of the related party guidance for VIEs. We adopted this guidance on January 1, 2016. The adoption of this guidance did not have any impact on our financial position or results of operations; however, one of our unconsolidated limited partnership investments related to renewable energy became a VIE under the new guidance. Disclosure of this unconsolidated VIE is included under the caption "Limited partnership investments" in Note 17, "Variable Interest Entities."

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

HSBC USA Inc.

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

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. We are currently evaluating the impact of adopting this ASU.

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded as income tax benefit or expense in the income statement and for excess tax benefits to be classified as an operating activity in the statement of cash flows. Under the ASU, entities elect whether to account for forfeitures of awards by either recognizing forfeitures as they occur or by estimating the number of awards expected to be forfeited. Additionally, the ASU allows entities to withhold up to the maximum individual statutory tax rate to cover income taxes on awards and classify the entire awards as equity. Cash paid to satisfy the statutory income tax withholding obligation must be classified as a financing activity in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2017, with early adoption permitted. The amendments in the ASU have various transition requirements with certain amendments required to be applied retrospectively. We are currently evaluating the impact of adopting this ASU.

There have been no additional accounting pronouncements issued during the first quarter of 2016 that are expected to have or could have a significant impact on our financial position or results of operations.

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk, including exposure to Latin American corporate clients and the oil and gas markets;

•	the ability to implement our business strategies;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

•	the ability to attract and retain customers and to attract and retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyber attacks;

HSBC USA Inc.

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	financial difficulties or credit downgrades of mortgage bond insurers;

•	our ability to cross-sell our products to existing customers;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	heightened regulatory and government enforcement scrutiny of financial institutions;

•	continued heightened regulatory scrutiny with respect to residential mortgage servicing practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes to our mortgage servicing and foreclosure practices;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations or application of tax laws to which we are subject;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan; and

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines.

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K").
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
Economic Environment  The U.S. economy continued its overall recovery during the first quarter of 2016 and average consumer sentiment during the first quarter of 2016 remained broadly unchanged from the fourth quarter of 2015. The stability in consumer confidence reflects consumers' increasingly more positive view of their personal finances which is being offset by an expectation that the slow pace of economic growth will likely put an end to further meaningful declines in the unemployment rate. The prolonged period of low interest rates, however, continues to put pressure on spreads earned on our deposit base. During the first quarter of 2016, the U.S. economy added approximately 630 thousand jobs, while total unemployment remained at 5.0 percent as of March 2016. Economic headwinds remain, however, as the number of long-term unemployed increased by 6 percent, wage growth remains weak, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.8 percent as of March 2016, only slightly improved from a rate of 9.9 percent at year-end.
Despite the continued improvement of the U.S. economy, economic uncertainty remains high in many economies outside the U.S., including China as well as Latin America and in particular Brazil, where economic activity continues to be slow. In addition, the price of oil declined significantly during 2015 and remained volatile during the first quarter of 2016, adding pressure to portfolios where the customer base is heavily centered in commodity-based businesses. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geo-political concerns and the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act" or "Dodd-Frank") and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015:

Three Months Ended March 31,	2016	2015
	(dollars are in millions)
Net income	$154	$164
Rate of return on average:
Total assets	.3%	.3%
Total risk weighted assets	.4	.5
Total common shareholder's equity	2.9	3.8
Total shareholders' equity	3.0	3.9
Net interest margin	1.39	1.39
Efficiency ratio	65.1	72.6
Commercial net charge-off ratio(1)	.21	.04
Consumer net charge-off ratio(1)	.26	.49

(1)	Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.25%	1.10%
Commercial allowance as a percent of loans(1)	1.46	1.25
Consumer allowance as a percent of loans(1)	.60	.65
Consumer two-months-and-over contractual delinquency	4.40	4.56
Loans to deposits ratios(2)	90.56	93.07
Common equity Tier 1 capital to risk weighted assets	11.9	12.0
Tier 1 capital to risk weighted assets	12.6	12.6
Total capital to risk weighted assets	16.3	16.5
Total shareholders' equity to total assets	10.3	10.9

Select Balance Sheet Data
Cash and interest bearing deposits with banks	$15,073	$8,446
Trading assets	18,266	17,085
Securities available-for-sale	38,773	35,773
Loans:
Commercial loans	61,612	62,453
Consumer loans	20,120	20,464
Total loans	81,732	82,917
Deposits	126,303	118,579

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Net income was $154 million during the three months ended March 31, 2016 compared with $164 million during the three months ended March 31, 2015. Income before income tax was $233 million during the three months ended March 31, 2016 compared with $240 million during the three months ended March 31, 2015. The decrease in income before income tax primarily reflects a higher provision for credit losses, partially offset by lower operating expenses and higher net interest income.
Our results in all periods were impacted by certain items management believes to be significant which distort the comparability of the performance trends of our business between periods. The following table summarizes the impact of these items for all periods presented:

Three Months Ended March 31,	2016	2015
	(in millions)
Income before income tax, as reported	$233	$240
Fair value movement on own fair value option debt attributable to credit spread	(149)	(70)
Restructuring and costs to achieve(1)	3	—
Adjusted performance(2)	$87	$170

(1)	Reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in HSBC's Investor Update of June 2015.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance during the three months ended March 31, 2016 declined $83 million compared with the prior year period as a higher provision for credit losses in our commercial loan portfolio as well as lower other revenues driven by lower other income and lower trading revenue were partially offset by higher net interest income and lower operating expenses.
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
As part of this on-going evaluation, during the first quarter of 2016 we decided we no longer have the intent to hold for investment certain residential mortgage loans and adopted a formal program to initiate sale activities for these residential mortgage loans when a loan meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. Under this program, during the first quarter of 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $497 million at the time of transfer. The carrying value of these loans prior to transfer after considering the fair value of the property less costs to sell was approximately $408 million, including related escrow advances. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios. During the first quarter of 2016, we recorded an initial lower of amortized cost or fair value adjustment of $33 million associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income.
Also in March 2016, we initiated an active program to sell our remaining Mortgage Servicing Rights ("MSRs") portfolio which has been in run-off for several years. As a result, we now consider the MSRs portfolio and related servicing advances, which together totaled $334 million, to be held for sale at March 31, 2016 and reported them in other assets on the consolidated balance sheet. Any sale, which would be subject to regulatory approval, is expected to be completed during the second half of 2016. As the MSRs are carried at fair value and we expect to transfer the related servicing advances to the buyer at near cost, the lower of amortized cost or fair value adjustment recorded associated with this reclassification to held for sale was insignificant.

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

Three Months Ended March 31,	2016	2015
	(in millions)
Net income – U.S. GAAP basis	$154	$164
Adjustments, net of tax:
Loans held for sale	22	8
Loan impairment	(22)	14
Pension and other postretirement benefit costs	4	1
Reclassification of fair value measured financial assets during 2008	4	—
Loan origination	2	(3)
Derivatives	—	(3)
Securities	(3)	(2)
Property	(3)	(3)
Other	(1)	(11)
Net income – Group Reporting Basis	157	165
Tax expense – Group Reporting Basis	90	96
Profit before tax – Group Reporting Basis	$247	$261
Loan impairment charges under the Group Reporting Basis during the three months ended March 31, 2016 were greater than under U.S. GAAP due to the default of certain credits where existing loan impairment allowances, prior to default, were lower under the Group Reporting Basis than under U.S. GAAP by approximately $65 million on a pre-tax basis due to the shorter loss emergence period utilized for computing loan impairment allowances for commercial loans collectively evaluated for impairment under the Group Reporting Basis.
The significant differences between U.S. GAAP and the Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at March 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	March 31, 2016	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$40,207	$11,914	42.1%
Loans, net	80,709	(1,296)	(1.6)
Loans held for sale	3,468	1,283	58.7
Trading assets	18,266	1,181	6.9
Securities	52,409	2,612	5.2
Other assets	8,725	(188)	(2.1)
	$203,784	$15,506	8.2%
Funding sources:
Total deposits	$126,303	$7,724	6.5%
Trading liabilities	8,788	1,333	17.9
Short-term borrowings	9,897	4,902	98.1
Long-term debt	34,525	1,016	3.0
All other liabilities	3,375	160	5.0
Shareholders’ equity	20,896	371	1.8
	$203,784	$15,506	8.2%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased since December 31, 2015 driven by our conservative liquidity management practices, where we raise funds in advance of their usage and opportunistically deploy them to maximize returns.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at March 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	March 31, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$10,170	$170	1.7%
Business and corporate banking	19,412	296	1.5
Global banking(1)	28,966	(1,003)	(3.3)
Other commercial	3,064	(304)	(9.0)
Total commercial	61,612	(841)	(1.3)
Consumer loans:
Residential mortgages	17,521	(237)	(1.3)
Home equity mortgages	1,544	(56)	(3.5)
Credit cards	660	(39)	(5.6)
Other consumer	395	(12)	(2.9)
Total consumer	20,120	(344)	(1.7)
Total loans	81,732	(1,185)	(1.4)
Allowance for credit losses	1,023	111	12.2
Loans, net	$80,709	$(1,296)	(1.6)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,107 million and $4,815 million at March 31, 2016 and December 31, 2015, respectively.

Commercial loans decreased compared with December 31, 2015 due to the transfer of certain global banking loans with a carrying value of $1,088 million to held for sale during the first quarter of 2016 as well as a decline in other commercial loans reflecting paydowns from two large Private Banking customers, partially offset by loan growth. Commercial loan growth slowed during the first quarter of 2016 as we directed efforts on deepening relationships with existing customers along with more focused lending to new customers in order to optimize returns.
Consumer loans decreased compared with December 31, 2015 due to the transfer of certain residential mortgage loans with a carrying value of $345 million to held for sale during the first quarter of 2016 as discussed below, partially offset by an increase in residential mortgage loans as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage"). Home equity mortgages decreased reflecting net paydowns as our focus continues to shift towards residential mortgage loans. Credit card receivables and other consumer loans also decreased reflecting paydowns.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years, however we have seen a general improvement in the loan-to-value ("LTV") ratios for our mortgage loan portfolio in recent years. The following table presents LTVs for our mortgage loan portfolio, excluding mortgage loans held for sale:

	LTVs at March 31, 2016(1)(2)		LTVs at December 31, 2015(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	95.6%	79.5%	94.9%	78.7%
80% < LTV < 90%	2.6	10.9	2.9	11.0
90% < LTV < 100%	1.1	6.1	1.4	6.5
LTV > 100%	0.7	3.5	0.8	3.8
Average LTV for portfolio	54.3	58.6	54.9	59.1

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

HSBC USA Inc.

level. The estimated value of the homes could differ from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of December 31, 2015 and September 30, 2015, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	March 31, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$1,797	$(98)	(5.2)%
Business and corporate banking	13	13	*
Global banking	1,194	994	*
Total commercial	3,004	909	43.4
Consumer loans:
Residential mortgages	385	374	*
Other consumer	79	—	—
Total consumer	464	374	*
Total loans held for sale	$3,468	$1,283	58.7%

*	Not meaningful.
Commercial loans held for sale increased compared with December 31, 2015. During the first quarter of 2016, we transferred certain global banking loans with a carrying value of $1,088 million to held for sale, including a portion of our interest in a large secured loan facility which we intend to sell through loan participations as well as certain other loans which were transferred as part of an effort to optimize returns on risk weighted assets. There was no lower of amortized cost or fair value adjustment recorded associated with these transfers as the transferred loans are performing.
Global banking commercial loans held for sale also includes certain loans which we have elected to designate under the fair value option, including commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties and commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of loans held for sale under these programs was $95 million and $151 million at March 31, 2016 and December 31, 2015, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
During the first quarter of 2016, we recorded a lower of amortized cost or fair value adjustment of $26 million associated with the write-off of a global banking loan which was previously transferred to held for sale in 2014 as a component of other income (loss) in the consolidated statement of income.
Construction and other real estate loans held for sale substantially reflects certain commercial real estate loans which were transferred to held for sale during the fourth quarter of 2015 in order to better reflect the nature of our exposure and therefore more accurately depict returns on risk weighted assets. The carrying value of these loans totaled $1,797 million and $1,889 million at March 31, 2016 and December 31, 2015, respectively. There was no lower of amortized cost or fair value adjustment recorded associated with these transfers as the transferred loans are performing.
Consumer loans held for sale increased compared with December 31, 2015. As previously disclosed, we continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies, as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, as well as continued market demand for non-performing residential mortgage loans, during the first quarter of 2016 we decided we no longer have the intent to hold for investment certain residential mortgage loans and adopted a formal program to initiate sale activities for these residential mortgage loans when a loan meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy.
Under this program, during the first quarter of 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $497 million at the time of transfer. The carrying value of these loans prior to transfer after

HSBC USA Inc.

considering the fair value of the property less costs to sell was approximately $408 million, including related escrow advances. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios. During the first quarter of 2016, we recorded an initial lower of amortized cost or fair value adjustment of $33 million associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income.
In addition to the residential mortgages sales program discussed above, we sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $3 million at both March 31, 2016 and December 31, 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $45 million and $13 million at March 31, 2016 and December 31, 2015, respectively. The valuation allowance on commercial loans held for sale was $47 million and $21 million at March 31, 2016 and December 31, 2015, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	March 31, 2016	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,965	$810	7.3%
Precious metals	1,194	414	53.1
Derivatives, net(2)	5,107	(43)	(0.8)
	$18,266	$1,181	6.9%
Trading liabilities:
Securities sold, not yet purchased	$654	$255	63.9%
Payables for precious metals	241	(409)	(62.9)
Derivatives, net(3)	7,893	1,487	23.2
	$8,788	$1,333	17.9%

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At March 31, 2016 and December 31, 2015 the fair value of derivatives included in trading assets has been reduced by $4,817 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At March 31, 2016 and December 31, 2015 the fair value of derivatives included in trading liabilities has been reduced by $1,175 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances increased compared with December 31, 2015 due primarily to favorable market valuations of foreign sovereign and U.S. Treasury securities as well as an increase in U.S. Treasury positions. Securities positions are held as economic hedges of interest rate and credit derivative products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased also increased compared with December 31, 2015 largely due to an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2015 driven by increases in our own gold, platinum, palladium and silver inventory positions held as hedges for client activity as well as higher spot prices. The lower payables for precious metals reflects a decrease in borrowing of metal inventory. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances were relatively flat compared with December 31, 2015 as increased netting associated with an increase in central counterparty clearing was largely offset by market movements. Derivative liability balances increased compared with

HSBC USA Inc.

December 31, 2015 as the impact of increased netting was more than offset by market movements. Market movements resulted in higher valuations of interest rate derivatives and, to a lesser extent, foreign exchange and equity derivatives which were partially offset by lower valuations of credit derivatives. Market movements on commodity derivatives were mixed resulting in lower derivative asset valuations, but higher derivative liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity. With regards to securities available for sale, balances will fluctuate between periods depending upon our liquidity position at the time. The increase in balances compared with December 31, 2015 largely reflects net purchases of longer term, higher yielding U.S. Treasury, U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
Other Assets  Other assets includes intangibles and goodwill. Other assets decreased compared with December 31, 2015 due primarily to lower tax assets and lower outstanding settlement balances related to security sales, partially offset by higher margin requirements related to futures trading. In March 2016, we initiated an active program to sell our remaining MSRs portfolio and, as a result, we now consider the MSRs portfolio and related servicing advances to be held for sale at March 31, 2016. See Note 9, "Other Assets Held for Sale," in the accompanying consolidated financial statements for additional details.
Deposits  The following summarizes deposit balances by major depositor categories at March 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	March 31, 2016	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$110,576	$7,723	7.5%
Domestic and foreign banks	14,222	56.4
U.S. government and states and political subdivisions	647	(76)	(10.5)
Foreign governments and official institutions	858	21	2.5
Total deposits	$126,303	$7,724	6.5%
Total core deposits(1)	$92,951	$2,488	2.8%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2015 largely due to increased wholesale time deposits driven by new issuances, higher deposits from affiliates and continued growth in deposits from individuals reflecting the impact of promotional rates offered on savings accounts and, to a lesser extent, seasonality. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent client with a dedicated premier relationship manager. Total Premier deposits increased to $24,573 million at March 31, 2016 as compared with $23,498 million at December 31, 2015; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings increased compared with December 31, 2015 primarily due to a shift in mix which resulted in lower netting associated with securities sold under repurchase agreements as well as an increase in commercial paper outstanding used to meet short-term funding requirements.
Long-Term Debt  Long-term debt increased compared with December 31, 2015 reflecting the impact of debt issuances, including increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt retirements. Debt issuances totaled $1,772 million during the three months ended March 31, 2016, of which $1,103 million was issued by HSBC Bank USA.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $3 million during the three months ended March 31, 2016. Total debt outstanding under this program was $4,470 million and $4,476 million at March 31, 2016 and December 31, 2015, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.

HSBC USA Inc.

Incremental issuances from our shelf registration statement with the SEC totaled $669 million of senior structured notes during the three months ended March 31, 2016. Total long-term debt outstanding under this shelf was $21,426 million and $21,415 million at March 31, 2016 and December 31, 2015, respectively.
Borrowings from the FHLB totaled $6,700 million and $5,600 million at March 31, 2016 and December 31, 2015, respectively.
All Other Liabilities  All other liabilities increased compared with December 31, 2015 due primarily to higher outstanding settlement balances related to security purchases.

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
The significant components of net interest margin are summarized in the following table:

		2016 Compared to 2015 Increase (Decrease)
Three Months Ended March 31,	2016	Volume	Rate	2015
	(dollars are in millions)
Interest income:
Short-term investments	$64	$5	$37	$22
Trading securities	85	(18)	8	95
Securities	245	18	23	204
Commercial loans	380	24	36	320
Consumer loans	189	7	1	181
Other	18	(4)	7	15
Total interest income	981	32	112	837
Interest expense:
Deposits	105	4	55	46
Short-term borrowings	18	(4)	11	11
Long-term debt	197	15	15	167
Tax liabilities and other	6	—	3	3
Total interest expense	326	15	84	227
Net interest income – taxable equivalent basis	655	$17	$28	610
Less: tax equivalent adjustment	1			4
Net interest income – non taxable equivalent basis	$654			$606

Yield on total interest earning assets	2.08%			1.91%
Cost of total interest bearing liabilities	.95			.69
Interest rate spread	1.13			1.22
Benefit from net non-interest paying funds(1)	.26			.17
Net interest margin on average earning assets	1.39%			1.39%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

HSBC USA Inc.

Net interest income increased during the three months ended March 31, 2016 driven by higher interest income due primarily to increased income from commercial loans, securities and short-term investments, partially offset by higher interest expense due primarily to increased expense from deposits and long-term debt.
Short-term investments Interest income increased during the three months ended March 31, 2016 due to a shift in mix towards higher yielding securities purchased under agreements to resell, higher yields on interest bearing deposits with banks driven by the impact of the Federal Reserve Bank rate increase in December 2015 and, to a lesser extent, higher average balances due to an increase in securities purchased under agreements to resell.
Trading securities Lower interest income during the three months ended March 31, 2016 was driven by lower average securities balances due to a decrease in foreign sovereign positions, partially offset by a shift in mix to longer term, higher yielding securities. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our customers, which in response to the current interest rate environment, has shifted towards longer term, higher yielding returns. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three months ended March 31, 2016 due primarily to a shift in mix towards longer-term, higher yielding securities as well as higher average balances driven by net purchases of U.S. Treasury, U.S. Government sponsored mortgage-backed and U.S. Government agency mortgage-backed securities.
Commercial loans Interest income increased during the three months ended March 31, 2016 driven by higher average balances due to loan growth and higher yields reflecting the impact of rate increases on variable rate products. Although yields are higher compared with the prior year period, they continue to reflect market conditions and a focus on higher quality lending.
Consumer loans Interest income increased during the three months ended March 31, 2016 due largely to higher average balances driven by growth in residential mortgages. Yields on newly originated loans continue to reflect market conditions and a focus on higher quality lending.
Other The increase in interest income during the three months ended March 31, 2016 reflects a shift in mix to higher yielding assets due primarily to increased investments in Federal Home Loan Bank and Federal Reserve Bank stock, partially offset by lower average balances due to a decrease in cash collateral posted.
Deposits Interest expense increased during the three months ended March 31, 2016 due primarily to higher rates paid on time deposits reflecting the impact of rate increases on variable rate products and new issuances, higher rates paid on savings accounts driven by promotional offers to our retail customers and, to a lesser extent, higher average interest-bearing deposit balances.
Short-term borrowings Higher interest expense during the three months ended March 31, 2016 was driven by higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during the three months ended March 31, 2016 due to higher rates paid reflecting the impact of rate increases on variable rate borrowings and higher average borrowings.
Tax liabilities and other Interest expense increased during the three months ended March 31, 2016 due primarily to higher rates paid on securities sold, not yet purchased.

HSBC USA Inc.

Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$9	$2	$7	*
Business and corporate banking	(46)	24	(70)	*
Global banking	196	21	175	*
Other commercial	(3)	1	(4)	*
Total commercial	156	48	108	*
Consumer:
Residential mortgages	(9)	—	(9)	*
Home equity mortgages	3	(2)	5	*
Credit cards	5	3	2	66.7%
Other consumer	2	4	(2)	(50.0)
Total consumer	1	5	(4)	(80.0)%
Total provision for credit losses	$157	$53	$104	*
Provision as a percentage of average loans, annualized	0.7%	0.3%

*	Not meaningful.
Our provision for credit losses increased $104 million during the three months ended March 31, 2016 due to a higher provision for credit losses in our commercial loan portfolio, partially offset by a lower provision for credit losses in our consumer loan portfolio. During the three months ended March 31, 2016, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $111 million.
The provision for credit losses in our commercial loan portfolio increased $108 million during the three months ended March 31, 2016 driven by higher provisions associated with downgrades reflecting weaknesses in the financial conditions of certain customer relationships, including higher provisions associated with mining industry and emerging market loan exposures. Provisions associated with oil and gas industry loan exposures increased slightly compared with the prior year period. Crude oil prices, while volatile during the first quarter of 2016, remained relatively flat to year end levels at March 31, 2016. We continue to conduct quarterly reviews of our oil and gas industry credit exposures to ensure our credit grades continue to reflect current conditions.
The provision for credit losses on residential mortgages including home equity mortgages decreased $4 million during the three months ended March 31, 2016 due primarily to a release of reserves related to certain residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers. Lower provisions also reflect the impact of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. These decreases were partially offset by the non-recurrence of a reduction to our residential mortgage allowance for credit losses recorded in the prior year period associated with the remediation of certain mortgage servicing activities and higher provisions in home equity mortgages.
The provision for credit losses associated with credit cards increased $2 million during the three months ended March 31, 2016 as the positive impacts from continued improvements in economic and credit conditions, including improvements in delinquency roll rates, were more pronounced in the prior year period. The provision for credit losses associated with other consumer loans decreased $2 million during the three months ended March 31, 2016 as the prior year period reflects the transfer of a small student loan portfolio to held for sale.
Our methodology and accounting policies related to the allowance for credit losses are presented in our 2015 Form 10-K under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Credit card fees	$14	$10	$4	40.0%
Trust and investment management fees	39	35	4	11.4
Other fees and commissions	165	182	(17)	(9.3)
Trading revenue	16	33	(17)	(51.5)
Other securities gains, net	29	23	6	26.1
Servicing and other fees from HSBC affiliates	54	56	(2)	(3.6)
Residential mortgage banking revenue	17	19	(2)	(10.5)
Gain on instruments designated at fair value and related derivatives	216	85	131	*
Other income (loss):
Valuation of loans held for sale	(59)	(6)	(53)	*
Insurance	4	5	(1)	(20.0)
Miscellaneous income (loss)	(33)	22	(55)	*
Total other income (loss)	(88)	21	(109)	*
Total other revenues	$462	$464	$(2)	(.4)%

*	Not meaningful.
Credit card fees  Credit card fees were higher during the three months ended March 31, 2016 due to lower cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees increased during the three months ended March 31, 2016 due to higher fees driven by growth in our money market fund assets under management.
Other fees and commissions  The following table summarizes the components of other fees and commissions. During the second quarter of 2015, we determined that loan syndication fees would be better presented within credit facilities in the table below. As a result, we reclassified $13 million of loan syndication fees from other fees to credit facilities during the three months ended March 31, 2015 to conform with the current year presentation.

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Account services	$69	$69	$—	—%
Credit facilities	76	76	—	—
Custodial fees	5	3	2	66.7
Other fees	15	34	(19)	(55.9)
Total other fees and commissions	$165	$182	$(17)	(9.3)%
Other fees and commissions decreased in the three months ended March 31, 2016 due to lower other fee based income reflecting a slowdown in commercial lending activity compared with the prior year period.

HSBC USA Inc.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading revenue by business activity. Not included in the table below is the impact of net interest income related to trading activities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Business Activities:
Derivatives(1)	$(31)	$(23)	$(8)	(34.8)%
Balance Sheet Management	(3)	(8)	5	62.5
Foreign exchange	44	56	(12)	(21.4)
Precious metals	11	15	(4)	(26.7)
Capital Financing	(4)	(4)	—	—
Other trading	(1)	(3)	2	66.7
Total trading revenue	$16	$33	$(17)	(51.5)%

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue decreased during the three months ended March 31, 2016 driven by the performance of derivative products, foreign exchange and precious metals, partially offset by improved results in Balance Sheet Management.
Trading revenue from derivative products decreased during the three months ended March 31, 2016 primarily due to the performance of our legacy structured credit products, which reflects higher valuation losses. Partially offsetting this reduction was improved results from debit valuation adjustments associated with movements in our own credit spreads on derivative liabilities and higher new deal activity on our domestic interest rate products. The negative derivative trading revenue overall is partially offset within net interest income as certain derivatives were hedged by holding the underlying referenced assets.
Trading revenue related to Balance Sheet Management activities improved during the three months ended March 31, 2016 due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue was lower during the three months ended March 31, 2016 due primarily to lower client trade volumes.
Precious metals trading revenue decreased during the three months ended March 31, 2016 due to declining trade volumes from reduced investor demand for this asset class.
Capital Financing trading revenue was flat during the three months ended March 31, 2016. The losses in both periods were due to valuation adjustments on credit default swap hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2016 and 2015, we sold $4,039 million and 5,491 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net increased during the three months ended March 31, 2016 due primarily to gains from the sale of certain longer-term state municipal bonds as we reduced these positions during the first quarter of 2016. The gross realized gains and losses from sales of securities in both periods, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income decreased in the three months ended March 31, 2016 largely due to lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance, partially offset by higher fees related to supporting growth initiatives in the global payments and cash management business.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. Net interest income related to residential mortgage banking is recorded in net interest income in the consolidated statement of income. In March 2016, we initiated an active program to sell our remaining MSRs portfolio and, as a result, we now consider the MSRs portfolio to be held for sale at March 31, 2016.

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Servicing related income:
Servicing fee income	$13	$15	$(2)	(13.3)%
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	(16)	(11)	(5)	(45.5)
Customer payments	(7)	(8)	1	12.5
Trading – Derivative instruments used to offset changes in value of MSRs	31	24	7	29.2
Total servicing related income	21	20	1	5.0
Originations and sales related loss:
Losses on sales of residential mortgages	(5)	(6)	1	16.7
Recovery for repurchase obligations	—	4	(4)	(100.0)
Total originations and sales related loss	(5)	(2)	(3)	*
Other mortgage income	1	1	—	—
Total residential mortgage banking revenue	$17	$19	$(2)	(10.5)%

*	Not meaningful.
Total servicing related income was flat in the three months ended March 31, 2016 as lower servicing fees resulting from the planned run-off of our average serviced portfolio were offset by improved net hedged MSRs results. As a result of our strategic relationship with PHH Mortgage, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold to PHH Mortgage on a servicing released basis. The improved net hedged MSRs results in the three months ended March 31, 2016 reflect higher returns from instruments used to hedge changes in the fair value of the MSRs, partially offset by higher valuation losses associated with declining mortgage rates and the elimination of new volume.
Originations and sales related loss was higher in the three months ended March 31, 2016 largely due to the non-recurrence of a recovery in the prior year period for repurchase obligations associated with loans previously sold.
Gain on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and structured deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. Gain on instruments designated at fair value and related derivatives increased in the three months ended March 31, 2016 attributable primarily to the widening of our own credit spreads associated with our own debt. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) decreased during the three months ended March 31, 2016 due primarily to higher losses from valuation write-downs on loans held for sale, losses in the current year period associated with credit default swap protection which largely reflects the hedging of a single client exposure compared with gains in the prior year period and higher losses associated with fair value hedge ineffectiveness.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(dollars are in millions)
Salary and employee benefits	$241	$246	$(5)	(2.0)%
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc.	53	64	(11)	(17.2)
Fees paid to HSBC Technology & Services (USA)	229	240	(11)	(4.6)
Fees paid to other HSBC affiliates	38	48	(10)	(20.8)
Total support services from HSBC affiliates	320	352	(32)	(9.1)
Occupancy expense, net	59	56	3	5.4
Other expenses:
Equipment and software	11	12	(1)	(8.3)
Marketing	13	16	(3)	(18.8)
Outside services	20	21	(1)	(4.8)
Professional fees	23	21	2	9.5
Off-balance sheet credit reserves	6	2	4	*
FDIC assessment fee	33	31	2	6.5
Miscellaneous	—	20	(20)	(100.0)
Total other expenses	106	123	(17)	(13.8)
Total operating expenses	$726	$777	$(51)	(6.6)%
Personnel - average number	5,764	6,059
Efficiency ratio	65.1%	72.6%

*	Not meaningful.
Salaries and employee benefits  Salaries and employee benefits were lower during the three months ended March 31, 2016 due to lower incentive compensation expense, partially offset by higher salaries expense and pension costs. Despite a decline in the average number of personnel driven by continued cost management efforts including targeted staff reductions across all of our businesses to optimize staffing and improve efficiency as well as a reduction in staff performing residential mortgage servicing activities on behalf of HSBC Finance, overall salaries expense was higher reflecting the addition of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of the highest and most effective global standards in combating financial crime.
Support services from HSBC affiliates  Support services from HSBC affiliates decreased during the three months ended March 31, 2016 due primarily to lower costs associated with business systems reflecting the completion of certain projects, lower compliance costs and the favorable impact of cost management efforts including staff optimization in our technology and corporate support service functions. A summary of the activities charged to us from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense increased during the three months ended March 31, 2016 reflecting higher repair and property maintenance costs.
Other expenses  Other expenses decreased in the three months ended March 31, 2016 driven largely by a release in the current year period associated with our expectation of compensatory fees payable to Government Sponsored Entities ("GSEs") compared with a provision in the prior year period and lower litigation expense.
Efficiency ratio  Our efficiency ratio was 65.1 percent during the three months ended March 31, 2016 compared with 72.6 percent during the prior year period. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting which is reported as a component of total other revenues in our consolidated statement of income. Excluding the impact of this item, our efficiency ratio improved to 75.1 percent during the three months ended March 31, 2016 compared with 77.7 percent in the prior year period due to lower operating expenses and higher net interest income, partially offset by lower other revenues.

HSBC USA Inc.

Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2016		2015
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$82	35.0%	$84	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	6	2.6	10	4.2
Low income housing tax credit investments	(8)	(3.4)	(6)	(2.5)
Other	(1)	(0.4)	(12)	(5.0)
Total income tax expense	$79	33.9%	$76	31.7%

Segment Results – Group Reporting Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, “Business,” in our 2015 Form 10-K.
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment increased $8 million during the three months ended March 31, 2015.There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
During the first quarter of 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB, effective July 1, 2016. Therefore, beginning in the third quarter of 2016, we will include the results of the transferred client relationships in the GB&M segment.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRS") issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 22, "Business Segments," and under the caption "Basis of Reporting" in the MD&A section of our 2015 Form 10-K.
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
During the first quarter of 2016, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Net interest income	$201	$201	$—	—%
Other operating income	80	88	(8)	(9.1)
Total operating income(1)	281	289	(8)	(2.8)
Loan impairment charges	16	22	(6)	(27.3)
Net operating income	265	267	(2)	(.7)
Operating expenses	259	294	(35)	(11.9)%
Profit (loss) before tax	$6	$(27)	$33	*

(1)	The following table summarizes the impact of key activities on the total operating income of the RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Current account, savings and deposits	$131	$131	$—	—%
Mortgages, credit cards and other personal lending	103	103	—	—
Wealth and asset management products	29	32	(3)	(9.4)
Other(2)	18	23	(5)	(21.7)
Total operating income	$281	$289	$(8)	(2.8)%

(2)
Other primarily includes fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and revenue associated with certain residential mortgage loans, which we purchased from HSBC Finance in 2003 and 2004.

Our RBWM segment reported a profit before tax during the first quarter of 2016 compared with a loss before tax during the prior year period driven by lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Net interest income remained flat during the first quarter of 2016 as lower net interest income from a declining home equity mortgage portfolio and lower net interest income from deposits due to lower spreads and a higher mix of saving balances was offset by higher net interest income driven by growth in residential mortgage average outstanding balances and lower amortization of deferred origination costs due to lower prepayments.
Other operating income decreased in the first quarter of 2016 due largely to the non-recurrence of a recovery in the prior year period for repurchase obligations associated with loans previously sold, lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and lower servicing fees due to the planned run-off of our average serviced portfolio.
Loan impairment charges decreased during the first quarter of 2016 due primarily to a release of reserves related to certain residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers. Lower impairment charges also reflect the impact of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio, partially offset by the non-recurrence of a reduction to our residential mortgage allowance for credit losses recorded in the prior year period associated with the remediation of certain mortgage servicing activities as well as higher loan impairment charges for home equity mortgages.
Operating expenses decreased in the first quarter of 2016 driven by a gain in the current year period associated with our expectation of compensatory fees payable to GSEs compared with a loss in the prior year period, lower litigation expense and the impact of continued cost management efforts including targeted staff reductions to optimize staffing and improve efficiency.
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable customers to grow their businesses, focusing on key markets with high concentrations of international connectivity.
New loan originations resulted in increases in quarter-to-date average loans outstanding, including loans held for sale, of 7 percent to Large Corporate customers and 11 percent to Commercial Real Estate customers as compared with the first quarter of 2015. Total quarter-to-date average loans outstanding, including loans held for sale, increased 10 percent across all CMB client groups as compared with the first quarter of 2015. In addition, total quarter-to-date average deposits outstanding increased 11 percent

HSBC USA Inc.

across all CMB client groups as compared with the first quarter of 2015 which reflects executing a key strategy to grow the Payments and Cash Management business through our international network.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Net interest income	$213	$197	$16	8.1%
Other operating income	73	76	(3)	(3.9)
Total operating income(1)	286	273	13	4.8
Loan impairment charges	13	10	3	30.0
Net operating income	273	263	10	3.8
Operating expenses	162	156	6	3.8
Profit before tax	$111	$107	$4	3.7%

(1)	The following table summarizes the impact of key activities on the total operating income of the CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Credit and Lending	$151	$136	$15	11.0%
Payments and Cash Management, current accounts and savings deposits	104	103	1	1.0
Global Trade and Receivables Finance	16	21	(5)	(23.8)
Global Banking & Markets products and other	15	13	2	15.4
Total operating income	$286	$273	$13	4.8%
Our CMB segment reported a higher profit before tax during the first quarter of 2016 driven by higher net interest income, partially offset by lower other operating income, higher loan impairment charges and higher operating expenses.
Net interest income increased during the first quarter of 2016 due to the favorable impacts of higher loan balances in Credit and Lending and growth in deposit balances in Payments and Cash Management. In addition, interest rate increases in December 2015 resulted in improved spreads on both deposits and loans.
Other operating income was lower during the first quarter of 2016 due primarily to lower fee based income reflecting a slowdown in commercial lending activity compared with the prior year period.
Loan impairment charges were higher during the first quarter of 2016 due to higher loss estimates associated with downgrades reflecting weaknesses in the financial conditions of certain customer relationships.
Operating expenses increased during the first quarter of 2016 driven by higher salaries expense as the impact of cost management efforts including targeted staff reductions to optimize staffing and improve efficiency were more than offset by additional staff hired to support growth initiatives as well as higher deposit insurance assessment fees.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Net interest income	$176	$118	$58	49.2%
Other operating income	219	266	(47)	(17.7)
Total operating income(1)	395	384	11	2.9
Loan impairment charges	204	8	196	*
Net operating income	191	376	(185)	(49.2)
Operating expenses	224	259	(35)	(13.5)%
Profit (loss) before tax	$(33)	$117	$(150)	*

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Credit(2)	$(8)	$7	$(15)	*
Rates	60	40	20	50.0%
Foreign Exchange and Metals	54	67	(13)	(19.4)
Equities	36	17	19	*
Total Global Markets	142	131	11	8.4
Capital Financing	62	89	(27)	(30.3)
Payments and Cash Management	102	90	12	13.3
Securities Services	5	3	2	66.7
Global Trade and Receivables Finance	15	13	2	15.4
Balance Sheet Management(3)	63	64	(1)	(1.6)
Debit Valuation Adjustment	18	8	10	*
Other(4)	(12)	(14)	2	14.3
Total operating income	$395	$384	$11	2.9%

(2)
Credit includes losses of $22 million and gains of $1 million in the first quarter of 2016 and 2015, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)	Includes gains on the sale of securities of $26 million and $23 million in the first quarter of 2016 and 2015, respectively.

(4)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
Our GB&M segment reported a loss before tax during the first quarter of 2016 compared with a profit before tax during the prior year period driven by lower other operating income and higher loan impairment charges, partially offset by higher net interest income and lower operating expenses.
Credit revenue declined during the first quarter of 2016 from the performance of legacy credit products, partially offset by higher revenue from collateralized financing related activity. Changes in the fair value of legacy structured credit products resulted in losses of $22 million during the first quarter of 2016 compared with gains of $1 million during the prior year period. Included in the changes in fair value from structured credit products were decreases in fair value of $1 million during the first quarter of 2016 related to exposures to monoline insurance companies compared with increases of $4 million during the prior year period.
Revenue from Rates improved during the first quarter of 2016 due to higher new deal activity and fair value adjustments on certain rate linked structured notes driven by the impact of movements in our own credit spreads.
Foreign Exchange and Metals revenue decreased during the first quarter of 2016 due to lower foreign exchange trading volumes and price volatility as well as lower metals related client activity.
The increase in Equities during the first quarter of 2016 was due to fair value adjustments on certain equity linked structured liabilities driven by the impact of movements in our own credit spreads.
Capital Financing revenue decreased during the first quarter of 2016 primarily due to losses associated with credit default swap protection which largely reflects the hedging of a single client exposure as well as a decline in event financing fees, partially offset by higher net interest income.

HSBC USA Inc.

Payments and Cash Management revenue increased during the first quarter of 2016 driven by higher net interest income from the benefit of higher deposit balances and increased fee income as volumes increased related to supporting growth initiatives.
Global Trade and Receivables Finance revenue increased during the first quarter of 2016 reflecting growth in receivables financing products.
Balance Sheet Management revenue remained relatively flat during the first quarter of 2016 as increased interest income driven by higher yielding investments and higher gains from asset sales were offset by higher losses related to the performance of economic hedge positions used to manage interest rate risk.
Debit valuation adjustments resulted in higher gains during the first quarter of 2016 compared with the prior year period driven by movements of both our own credit spreads and our derivative liability balances.
Loan impairment charges were higher during the first quarter of 2016 due to higher loss estimates associated with oil and gas industry loan exposures, driven primarily by the downgrade of a large customer relationship and the establishment of specific reserves related to two large loans which became impaired. The increase in loan impairment charges also reflects higher loss estimates associated with downgrades in other industry loan exposures reflecting weaknesses in the financial conditions of certain customer relationships, including higher loss estimates associated with mining industry and emerging market loan exposures.
Operating expenses were lower during the first quarter of 2016 due primarily to lower corporate function cost allocations from affiliates.
Private Banking  PB serves high net worth individuals and families with complex needs domestically and abroad.
Client deposit levels increased $2,838 million or 26 percent as compared with March 31, 2015. Total loans decreased $45 million or 1 percent as compared with March 31, 2015 from the commercial and industrial portfolio. Overall period end client assets were $2,008 million lower than March 31, 2015 as increased client deposits levels were more than offset by lower custody customer balances as well as lower discretionary and fiduciary portfolios which were negatively impacted by market movements.
The following table provides additional information regarding client assets during the first quarter of 2016 and 2015:

Three Months Ended March 31,	2016	2015
	(in millions)
Client assets at beginning of the period	$42,716	$44,102
Net new money	(52)	735
Value change	360	195
Client assets at end of period	$43,024	$45,032
The following table summarizes the Group Reporting Basis results for the PB segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Net interest income	$51	$49	$2	4.1%
Other operating income	23	24	(1)	(4.2)
Total operating income	74	73	1	1.4
Loan impairment recoveries	(1)	—	(1)	*
Net operating income	75	73	2	2.7
Operating expenses	58	58	—	—
Profit before tax	$17	$15	$2	13.3%

*	Not meaningful.
Our PB segment profit before tax improved during the first quarter of 2016 primarily due to higher net interest income.
Net interest income was higher during the first quarter of 2016 driven by the favorable impact of growth in deposit balances.
Other operating income decreased during the first quarter of 2016 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment recoveries were relatively flat during the first quarter of 2016.
Operating expenses remained flat during the first quarter of 2016.

HSBC USA Inc.

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
The following table summarizes the Group Reporting Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended March 31,	2016	2015	Amount	%
	(in millions)
Net interest expense	$(5)	$(6)	$1	16.7%
Gain on own fair value option debt attributable to credit spread	149	70	79	*
Other operating income	28	12	16	*
Total operating income	172	76	96	*
Loan impairment charges	—	—	—	—
Net operating income	172	76	96	*
Operating expenses	26	27	(1)	(3.7)%
Profit before tax	$146	$49	$97	*

*	Not meaningful.
Profit before tax improved during the first quarter of 2016 primarily due to higher operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. For segment reporting purposes, inter-segment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. See Note 15, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2015 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2016.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Allowance for credit losses	$1,023	$912
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.60%	1.35%
Affiliates	—	—
Total commercial	1.46	1.25
Consumer:
Residential mortgages	.31	.38
Home equity mortgages	1.62	1.50
Credit cards	4.70	4.58
Other consumer	2.53	2.21
Total consumer	.60	.65
Total	1.25%	1.10%
Net charge-offs:(2)
Commercial(3)	683%	1,217%
Consumer	233	205
Total	556%	707%
Nonperforming loans:(1)(4)
Commercial	179%	293%
Consumer	23	15
Total	99%	78%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratio at March 31, 2016 reflects year-to-date net charge-offs, annualized. Ratio at December 31, 2015 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the quarter ended March 31, 2016 and year ended December 31, 2015 was 82 months and 146 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months ended March 31, 2016 and 2015.
The allowance for credit losses at March 31, 2016 increased $111 million or 12 percent as compared with December 31, 2015 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio.
Our commercial allowance for credit losses increased $123 million or 16 percent as compared with December 31, 2015 primarily due to higher loss estimates associated with downgrades reflecting weaknesses in the financial conditions of certain customer relationships, including higher loss estimates associated with mining industry and emerging market loan exposures.
Our consumer allowance for credit losses decreased $12 million or 9 percent as compared with December 31, 2015 reflecting lower loss estimates in our residential mortgage loan portfolio driven by a release of reserves related to certain residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers, continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.

HSBC USA Inc.

The allowance for credit losses as a percentage of total loans at March 31, 2016 increased compared with December 31, 2015 due to an increase in the commercial loan percentage, partially offset by a decrease in the consumer loan percentage for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased as compared with December 31, 2015 driven by higher dollars of net charge-offs in our commercial loan portfolio, partially offset by an increase in our overall allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)
	March 31, 2016		December 31, 2015
	(dollars are in millions)
Commercial(1)	$902	75.4%	$779	75.3%
Consumer:
Residential mortgages	55	21.5	68	21.5
Home equity mortgages	25	1.9	24	1.9
Credit cards	31.8		32.8
Other consumer	10.4		9.5
Total consumer	121	24.6	133	24.7
Total	$1,023	100.0%	$912	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	March 31, 2016	December 31, 2015
	(in millions)
Off-balance sheet credit risk reserve	$103	$99
The increase in off-balance sheet reserves at March 31, 2016 as compared with December 31, 2015 reflects the impact of downgrades during the quarter. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Delinquent loans:
Commercial	$49	$91
Consumer:
Residential mortgages(1)(2)	835	858
Home equity mortgages(1)(2)	48	56
Credit cards	13	13
Other consumer	10	11
Total consumer	906	938
Total	$955	$1,029
Delinquency ratio:
Commercial	.08%	.14%
Consumer:
Residential mortgages(1)(2)	4.66	4.83
Home equity mortgages(1)(2)	3.11	3.50
Credit cards	1.97	1.86
Other consumer	2.11	2.26
Total consumer	4.40	4.56
Total	1.12%	1.21%

(1)
At March 31, 2016, and December 31, 2015, consumer mortgage loan delinquency includes $765 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $375 million and $3 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$68	$63
ARM loans	252	253
Delinquency ratio:
Interest-only loans	1.88%	1.73%
ARM loans	2.06	2.08
Compared with December 31, 2015, our two-months-and-over contractual delinquency ratio decreased 9 basis points, driven by lower dollars of delinquency in both our commercial and consumer loan portfolios. Compared with December 31, 2015, our commercial two-months-and-over contractual delinquency ratio decreased 6 basis points largely due to improved collections and the charge-off of certain business and corporate banking loans. Our consumer loan two-month-and-over contractual delinquency ratio decreased 16 basis points from December 31, 2015 due primarily to lower levels of residential mortgage loan delinquency, driven by continued improvements in economic conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio, as well as lower levels of home equity mortgage loan delinquency due to improved collections. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to Real Estate Owned remaining in the loan account and, consequently, in delinquency.
Residential mortgage delinquency is higher than home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. There is a substantially lower volume of home equity mortgage loans where we pursue foreclosure

HSBC USA Inc.

less frequently given the generally subordinate position of the lien. In addition, our legacy business, originated through broker channels and loan transfers from HSBC Finance, is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our residential mortgages. Both of these factors are expected to continue to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	March 31, 2016	December 31, 2015	March 31, 2015
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$—	$7	$1
Business and corporate banking	26	13	4
Global banking	7	—	—
Other commercial	—	(1)	1
Total commercial	33	19	6
Consumer:
Residential mortgages	4	5	12
Home equity mortgages	2	1	1
Credit cards	6	7	7
Other consumer	1	1	4
Total consumer	13	14	24
Total	$46	$33	$30
Net Charge-off Ratio:
Commercial:
Construction and other real estate	—%	.23%	.04%
Business and corporate banking	.53	.27	.09
Global banking	.09	—	—
Other commercial	—	(.12)	.11
Total commercial	.21	.12	.04
Consumer:
Residential mortgages	.09	.12	.29
Home equity mortgages	.51	.25	.23
Credit cards	3.58	3.83	4.06
Other consumer	.99	.73	3.50
Total consumer	.26	.27	.49
Total	.22%	.15%	.15%
 Our net charge-off ratio as a percentage of average loans for the quarter ended March 31, 2016 increased 7 basis points compared with the quarter ended December 31, 2015 primarily due to higher levels of net charge-offs in our commercial loan portfolio. The increase in commercial net charge-offs reflects higher charge-offs in business and corporate banking largely driven by two customer relationships and higher charge-offs in global banking which reflects a large oil and gas industry loan which became impaired.
Compared with the year-ago quarter, our net charge-off ratio as a percentage of average loans also increased 7 basis points as higher levels of net charge-offs in our commercial loan portfolio were partially offset by lower levels of net charge-offs in our consumer loan portfolio. The increase in commercial net charge-offs reflects higher charge-offs in business and corporate banking and global banking for the reasons discussed above. The decrease in consumer net charge-offs was driven by lower charge-offs in residential mortgages due to continued improvement in economic and credit conditions, including the impact of lower levels of delinquency on accounts less than 180 days delinquent and continued improvements in housing market conditions, as well as the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Also contributing to the decrease was lower other consumer charge-offs as the prior year period reflects the transfer of a small portfolio of student loans to held for sale.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$53	$53
Business and corporate banking	199	167
Global banking	250	44
Other commercial	1	1
Commercial nonaccrual loans held for sale	—	26
Total commercial	503	291
Consumer:
Residential mortgages(1)(2)(3)(4)	447	814
Home equity mortgages(1)(2)	71	71
Consumer nonaccrual loans held for sale(4)	377	3
Total consumer	895	888
Total nonaccruing loans	1,398	1,179
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	9
Other consumer	7	7
Total consumer	16	16
Total accruing loans contractually past due 90 days or more	17	17
Total nonperforming loans	1,415	1,196
Other real estate owned(5)	32	29
Total nonperforming assets	$1,447	$1,225

(1)
At March 31, 2016 and December 31, 2015, nonaccrual consumer mortgage loans held for investment include $451 million and 768 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
Nonaccrual consumer mortgage loans held for investment include all receivables which are 90 or more days contractually delinquent as well as loans discharged under Chapter 7 bankruptcy and not re-affirmed and second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

(3)
Nonaccrual consumer mortgage loans for all periods does not include guaranteed loans purchased from the Government National Mortgage Association. Repayment of these loans are predominantly insured by the Federal Housing Administration and as such, these loans have different risk characteristics from the rest of our customer loan portfolio.

(4)	The trend in nonaccrual loans reflects the impact of the transfer of certain residential mortgage loans with a carrying value of $345 million to held for sale during the first quarter of 2016.

(5)	Includes less than $1 million of commercial other real estate owned at both March 31, 2016 and December 31, 2015.
Nonaccrual loans at March 31, 2016 increased as compared with December 31, 2015 primarily due to higher levels of commercial nonaccrual loans and, to a lesser extent, higher levels of consumer nonaccrual loans. The increase in commercial nonaccrual loans was driven by downgrades in business and corporate banking and global banking reflecting weaknesses in the financial condition of certain customer relationships, predominantly oil and gas related, partially offset by the charge-off a loan held for sale. Our consumer nonaccrual loans increased modestly compared with December 31, 2015 driven by the impact associated with the transfer of certain residential mortgage loans to held for sale which reflect associated escrow advances, partially offset by continued improvements in economic conditions. Residential mortgage nonaccrual loan levels continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more remained relatively flat compared with December 31, 2015.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2016 and December 31, 2015. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2016	December 31, 2015
	(in millions)
Interest-only residential mortgage loans	$3,623	$3,645
ARM loans(1)	12,217	12,180

(1)	During the remainder of 2016 and during 2017, approximately $295 million and $929 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $385 million and $11 million at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016	December 31, 2015
	(in millions)
Closed end:
First lien	$17,521	$17,758
Second lien	85	89
Revolving(1)	1,459	1,511
Total	$19,065	$19,358

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at March 31, 2016 and December 31, 2015 for our real estate secured loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2016:
New York State	27.7%	32.8%
California	20.7	37.4
North Central United States	3.1	4.0
North Eastern United States, excluding New York State	9.4	8.8
Southern United States	24.9	12.6
Western United States, excluding California	6.0	4.4
Mexico	8.2	—
Total	100.0%	100.0%
December 31, 2015:
New York State	27.6%	32.8%
California	20.0	36.9
North Central United States	3.1	4.2
North Eastern United States, excluding New York State	8.9	8.9
Southern United States	25.8	12.8
Western United States, excluding California	5.7	4.4
Mexico	8.9	—
Total	100.0%	100.0%
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
The table below presents total credit risk exposure calculated using the Basel III Standardized Approach regulatory capital rules published by U.S. banking regulatory agencies which includes the net positive mark-to-market of the derivative contracts plus any adjusted potential future exposure as measured in reference to the notional amount. The regulatory capital rules recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk-weighted assets when netting requirements have been met. As a result, risk-weighted amounts for regulatory capital purposes are a portion of the original gross exposures.

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

	March 31, 2016	December 31, 2015
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure(1)	$34,356	$33,890
Less: collateral held against exposure	6,745	6,564
Net credit risk exposure	$27,611	$27,326

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
During the first quarter of 2016, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
In December 2015, HSBC submitted its annual resolution plan to the FRB and the Federal Deposit Insurance Corporation ("FDIC") as required under Dodd-Frank and HSBC Bank USA submitted its annual resolution plan as required under the Federal Deposit Insurance Act. In March 2015, the FRB and the FDIC announced the completion of their reviews of the second round of resolution plans submitted in 2014 by three foreign banking organizations, including the HSBC resolution plan submitted in 2014 (the “2014 Plan”). Although the FRB and FDIC noted some improvements from the original plans submitted by these filers in 2013, the agencies also jointly identified specific shortcomings with the 2014 resolution plans, including the 2014 Plan, that were to be addressed with the 2015 annual submissions. In addition, the FDIC board of directors stated in a press release that the 2014 resolution plans submitted by these filers, including the 2014 Plan, are not credible and do not facilitate an orderly resolution under the U.S. Bankruptcy Code (although the FRB did not make such a determination or join in this public statement). In August 2014, the FRB and FDIC made these same determinations with respect to the plans filed in 2013 by the nine largest financial institutions required to submit resolution plans under Dodd-Frank. The FRB and FDIC requested that these filers reflect the requested improvements in their 2015 submissions.
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
Interest Bearing Deposits with Banks  totaled $14,210 million and $7,478 million at March 31, 2016 and December 31, 2015, respectively, of which $13,592 million and $6,708 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $25,134 million and $19,847 million at March 31, 2016 and December 31, 2015, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may

HSBC USA Inc.

be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Trading Assets includes securities totaling $11,965 million and $11,155 million at March 31, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $52,409 million and $49,797 million at March 31, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings  totaled $9,897 million and $4,995 million at March 31, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $126,303 million and $118,579 million at March 31, 2016 and December 31, 2015, respectively, which included $92,951 million and $90,463 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $34,525 million at March 31, 2016 from $33,509 million at December 31, 2015. The following table presents the maturities of long-term debt at March 31, 2016:

(in millions)
2016	$2,348
2017	5,680
2018	8,888
2019	4,040
2020	6,481
Thereafter	7,088
Total	$34,525
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016	2015
	(in millions)
Long-term debt issued	$1,772	$8,956
Long-term debt repaid	(667)	(7,101)
Net long-term debt issued	$1,105	$1,855
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2016.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At March 31, 2016, we were authorized to issue up to $36,000 million, of which $13,308 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program of which $15,736 million was available at March 31, 2016.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2016, long-term debt included $6,700 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further overnight borrowings of up to $8,226 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2015 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2016, we did not receive any cash capital contributions from HSBC North America
Inc. and we did not make any capital contributions to our subsidiary, HSBC Bank USA.

HSBC USA Inc.

Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect as of March 31, 2016 and December 31, 2015. In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, total capital to risk weighted assets and Tier 1 capital to average consolidated assets (this latter ratio, also known as the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes selected capital ratios for HSBC USA:

	March 31, 2016	December 31, 2015
Common equity Tier 1 capital to risk weighted assets	11.9	12.0
Tier 1 capital to risk weighted assets	12.6	12.6
Total capital to risk weighted assets	16.2	16.4
Tier 1 capital to average consolidated assets (Tier 1 leverage ratio)	9.5	9.5
Total equity to total assets	10.3	10.9
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
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. The Basel III final rule also introduced a supplementary leverage ratio ("SLR") with full implementation and compliance required by January 1, 2018. For additional discussion of the Basel III final rule requirements, including fully phased in required minimum risk-based capital ratios and the SLR, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2015 Form 10-K.
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single intermediate holding company ("IHC") to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), and therefore, the implementation of this requirement will not have a significant impact on our U.S. operations. As previously disclosed, in accordance with the final rule HSBC North America and HSBC Bank USA received regulatory approval in 2015 to opt out of the "Advanced Approaches" (which include an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk) and are calculating their risk-based and leverage capital requirements solely under the general risk-based capital rules of the Standardized Approach. In March 2016, HSBC Bank USA submitted a request to the OCC to renew the opt out. HSBC North America and HSBC Bank USA, however, remain subject to the other capital requirements applicable to Advanced Approaches banking organizations such as: the SLR, the countercyclical capital buffer, stress testing requirements, enhanced risk management standards, enhanced governance and stress testing requirements for liquidity management, and other applicable prudential standards. Under the final rule, most of these requirements will become effective on July 1, 2016.
In November 2015, the Financial Stability Board issued its final standards for Total Loss-Absorbing Capacity (“TLAC”) requirements for global systemically important banks ("G-SIBs"). In October 2015, the FRB issued its proposal to impose TLAC requirements on U.S. G-SIBs and the U.S. IHCs owned by non-U.S. G-SIBs (“TLAC Proposal”). The TLAC Proposal represents an extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. The TLAC Proposal would require the U.S. IHCs of G-SIBs (“Covered IHCs”), including HSBC North America, to maintain minimum amounts of internal TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. Additionally, the TLAC Proposal would include “clean holding company" requirements that impose stringent limitations on the ability of Covered IHCs to incur common types of non-TLAC-related liabilities. The FRB requested comments on all aspects of the proposal by February 19, 2016. We provided a comment letter to the FRB in February.

HSBC USA Inc.

Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). Under the rules, the FRB evaluates bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will provide a non-objection in relation to capital distributions only for companies that can demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run stress test results in April 2016. In July 2015, HSBC North America submitted its latest mid-cycle company-run stress test results. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2016. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
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
HSBC USA and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2016 Funding Strategy  Our current estimate for funding needs and sources for 2016 are summarized in the following table:

	Actual January 1 through March 31, 2016	Estimated April 1 through December 31, 2016	Estimated Full Year 2016
	(in billions)
Funding needs:
Net loan growth	$—	$8	$8
Net change in short term investments and securities	15	(15)	—
Trading and other assets	—	4	4
Total funding needs	$15	$(3)	$12
Funding sources:
Net change in deposits	$8	$(5)	$3
Trading and other short term liabilities	6	(4)	2
Net change in long-term debt	1	6	7
Total funding sources	$15	$(3)	$12
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

	Balance at March 31, 2016
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2015
	(in millions)
Standby letters of credit, net of participations(1)	$6,038	$2,354	$27	$8,419	$8,850
Commercial letters of credit	296	2	—	298	413
Credit derivatives(2)	24,269	47,873	16,240	88,382	91,435
Other commitments to extend credit:
Commercial(3)	18,855	40,379	24,534	83,768	85,551
Consumer	7,952	—	—	7,952	7,625
Total	$57,410	$90,608	$40,801	$188,819	$193,874

(1)	Includes $853 million and $910 million issued for the benefit of HSBC affiliates at March 31, 2016 and December 31, 2015, respectively.

(2)	Includes $42,944 million and $44,130 million issued for the benefit of HSBC affiliates at March 31, 2016 and December 31, 2015, respectively.

(3)	Includes $4,599 million and $4,999 million issued for the benefit of HSBC affiliates at March 31, 2016 and December 31, 2015, respectively.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to Regency, a multi-seller asset backed commercial paper ("ABCP") conduit consolidated by an HSBC affiliate. See Note 17, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information regarding ABCP conduits and our variable interests in them.
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

HSBC USA Inc.

maximum amount that we would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.
The following tables present information on our liquidity facilities with Regency at March 31, 2016. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$3,163	$2,059	15	$1,788	14

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	53%	71%	18%	49%	—%	—%
Trade receivables	31	—	82	51	—	—
Equipment loans	16	29	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2016.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. The undrawn facility totaled CAD $77 million at both March 31, 2016 and December 31, 2015.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $193 million in the fair value of financial liabilities during the three months ended March 31, 2016, compared with a decrease of $99 million during the three months ended March 31, 2015.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the first quarter of 2016 should not be considered indicative of the results for any future period.

HSBC USA Inc.

Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for further details on our valuation control framework.
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
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter ("OTC") market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury or by other foreign governments, to-be-announced securities and non-callable securities issued by U.S. government sponsored entities.
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, corporate debt, foreign government-backed debt, preferred securities, securities purchased and sold under resale and repurchase agreements, precious metals, certain commercial loans held for sale, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral and real estate owned as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2016 and December 31, 2015, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g.,

HSBC USA Inc.

volatility or default correlations), credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, credit derivatives executed against certain insurers where there is uncertainty in determining fair value, certain residential mortgage and subprime mortgage loans held for sale, certain corporate debt securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2016 and 2015.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(dollars are in millions)
Level 3 assets(1)(2)	$4,122	$3,696
Total assets measured at fair value(3)	132,676	114,396
Level 3 liabilities	2,763	2,862
Total liabilities measured at fair value(1)	97,793	83,148
Level 3 assets as a percent of total assets measured at fair value	3.1%	3.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.8%	3.4%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,591 million of recurring Level 3 assets and $531 million of non-recurring Level 3 assets at March 31, 2016. Includes $3,577 million of recurring Level 3 assets and $119 million of non-recurring Level 3 assets at December 31, 2015.

(3)
Includes $132,091 million of assets measured on a recurring basis and $585 million of assets measured on a non-recurring basis at March 31, 2016. Includes $114,065 million of assets measured on a recurring basis and $331 million of assets measured on a non-recurring basis at December 31, 2015.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $1 million negative credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2016, compared with positive adjustments of $5 million during the three months ended March 31, 2015. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $51 million and $50 million against our monoline exposure at March 31, 2016 and December 31, 2015, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $213 million and $173 million at March 31, 2016 and December 31, 2015, respectively.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2016 and 2015 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $55 million or a decrease of the overall fair value measurement of approximately $40 million as of March 31, 2016. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers, mortgage servicing rights and certain asset-backed securities including CDOs.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held as of March 31, 2016:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$9
	Residential mortgages - Alt A	57
	Residential mortgages - Subprime	1
	Total AAA	67
AA	Other	40
A	Residential mortgages - Alt A	5
	Residential mortgages - Subprime	43
	Home equity - Alt A	70
	Student loans	87
	Other	452
	Total A	657
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	210
	Total BBB	212
CCC	Residential mortgages - Subprime	6
		$982

(1)
We utilize S&P as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used, in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

Risk Management

Overview  Managing risk effectively is fundamental to the delivery of our strategic priorities. To do so, we employ a risk management framework at all levels and across all risk types. It fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It is designed to ensure that we have a robust and consistent approach to risk management across all of our activities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. We strive to continuously improve our risk management processes through ongoing employee training and development.
The principal risks associated with our operations include the following:

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

HSBC USA Inc.

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
See "Risk Management" in MD&A in our 2015 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections.
Credit Risk Management Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. There have been no material changes to our approach towards credit risk management since December 31, 2015. See "Risk Management" in MD&A in our 2015 Form 10-K for a more complete discussion of our approach to credit risk.
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
Liquidity Risk Management  Prior to 2016, we employed two key measures to define, monitor and control our liquidity and funding risk in accordance with HSBC policy. The advances to core funding ratio was used to monitor our structural long-term funding position. In addition, stressed coverage ratios, incorporating HSBC-specific stress scenarios, were used to monitor the resilience to severe liquidity stresses. Beginning in 2016, HSBC replaced these measures with the Basel Committee based Liquidity Coverage Ratio ("LCR") and Net Stable Funding Ratio ("NSFR") as discussed further below. As a result, we now employ these ratios as part of our approach to liquidity risk management. There have been no other material changes to our approach towards liquidity risk management since December 31, 2015. See “Risk Management” in MD&A in our 2015 Form 10-K for a more complete discussion of our approach to liquidity risk. Although certain measures used in our overall approach to liquidity management have changed, we continuously monitor the impact of market events on our liquidity positions and continue to adapt our liquidity framework to reflect market events and the evolving regulatory landscape and view as to best practices. Current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities.

HSBC USA Inc.

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
In addition, the Asset and Liability Management Committee monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships.
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At March 31, 2016 and December 31, 2015, HSBC USA's LCR ratio under the EU LCR rule was 128 percent and 121 percent, respectively. A LCR ratio of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee final NSFR rule, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At March 31, 2016, HSBC USA's NSFR exceeded 100 percent. A NSFR ratio of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as high-quality liquid assets and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. As a result, HSBC North America and HSBC Bank USA, are required to maintain an LCR of 80 percent, starting on January 1, 2015 increasing annually by 10 percent increments and reaching 100 percent on January 1, 2017. The current requirement to report LCR to U.S. regulators on a monthly basis will move to a daily requirement beginning on July 1, 2016. At March 31, 2016 and December 31, 2015, HSBC Bank USA's LCR ratio under the U.S. LCR final rule was 120 percent and 114 percent, respectively. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas including the range of assets that will quantify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR.
Enhanced prudential standard rules issued pursuant to Section 165 of the Dodd-Frank Act complement the LCR, capital planning, resolution planning, and stress testing requirements for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more ("Covered Companies"). The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements. HSBC North America has implemented the standard and it does not have a significant impact to our business model. Starting on July 1, 2016, HSBC North America will be treated as an IHC owned by a foreign banking organization. This transition is not expected to have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2016:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA:
Short-term borrowings	P-1	A-1	F1+	R-1 (low)
Long-term/senior debt	A2	A	AA-	A (high)
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1 (middle)
Long-term/senior debt	Aa3(2)	AA-	AA-	A (high)

(1)	Dominion Bond Rating Service.

(2)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at March 31, 2016.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. In March 2016, Moody's changed the rating outlook for HSBC USA and HSBC Bank USA to negative from stable following a similar change in outlook to negative from stable for HSBC. The outlook change for HSBC signifies Moody's concerns about a weakening in its intrinsic financial strength due to deteriorating operating conditions in Hong Kong, one of the HSBC's key markets. In spite of their concerns, Moody's stated that HSBC's willingness to provide support to its U.S. subsidiaries remains very high. While the outlook changed, Moody's affirmed its long- and short-term supported debt and deposit ratings for HSBC USA and HSBC Bank USA. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. As of March 31, 2016, there were no other pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2015 Form 10-K under the caption “Risk Management”. There have been no material changes to our approach towards interest rate risk management since December 31, 2015.
Present value of a basis point ("PVBP")  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	2.6	1.8

HSBC USA Inc.

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

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on April 1, 2016 and January 1, 2016, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$251	9%	$179	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(299)	(11)	(180)	(7)
Resulting from a gradual 200 basis point increase in the yield curve	449	16	349	13
Other significant scenarios monitored (reflects projected rate movements on April 1, 2016 and January 1, 2016, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(272)	(10)	(187)	(7)
Resulting from an immediate 100 basis point increase in the yield curve	380	14	274	10
Resulting from an immediate 100 basis point decrease in the yield curve	(467)	(17)	(346)	(13)
Resulting from an immediate 200 basis point increase in the yield curve	680	24	525	19
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income (Loss)  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk weighted assets and total shareholders' equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. As of March 31, 2016, we had an available-for-sale securities portfolio of approximately $38,773 million with a positive mark-to-market adjustment of $248 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $299 million to a net loss of $51 million with the following results on our capital ratios:

	March 31, 2016		December 31, 2015
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk weighted assets	11.9%	11.9%	12.0%	11.9%
Total shareholders' equity to total assets	10.3	10.2	10.9	10.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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

There have been no material changes to our approach towards market risk management since December 31, 2015. See “Risk Management” in MD&A in our 2015 Form 10-K for a more complete discussion of our approach to market risk.
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
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the three months ended March 31, 2016:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At March 31, 2016	$1	$3	$2	$(2)	$4

Three Months Ended March 31, 2016
Average	1	4	2	(3)	4
Maximum	3	10	11		7
Minimum	1	2	1		3

At December 31, 2015	$1	$3	$1	$—	$5

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

Backtesting In the first quarter of 2016, we experienced one backtesting exception. The profit exception occurred in March due to a gain from independent price verification on Venezuela single-name CDS positions. Independent price verification is not captured in the single day VaR model.
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
The following table summarizes our non-trading VaR for the three months ended March 31, 2016:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At March 31, 2016	$60	$29	$(5)	$85

Three Months Ended March 31, 2016
Average	57	27	(14)	71
Maximum	66	29		88
Minimum	35	24		46

At December 31, 2015	$35	$26	$(16)	$47

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transferred priced into BSM which has the mandate to centrally manage and hedge it. For a broader discussion on how interest rate risk is managed, please refer to the “Risk Management - Interest Rate Risk Management” in MD&A in our 2015 Form 10-K.
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	March 31, 2016	December 31, 2015
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1, 2016 and January 1, 2016, respectively):
Value of hedged MSRs portfolio	$117	$140
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	—	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(4)
Calculated change in net market value	1	(1)
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(6)
Calculated change in net market value	(2)	(1)
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the three months ended March 31, 2016. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	6	7	—	—
Operational Risk Management There have been no material changes to our approach toward operational risk since December 31, 2015.
Compliance Risk Management There have been no material changes to our approach toward compliance risk since December 31, 2015.
Fiduciary Risk Management  There have been no material changes to our approach toward fiduciary risk since December 31, 2015.
Reputational Risk Management  There have been no material changes to our approach toward reputational risk since December 31, 2015.
Strategic Risk Management  There have been no material changes to our approach toward strategic risk since December 31, 2015.
Security and Fraud Risk Management  There have been no material changes to our approach toward security and fraud risk since December 31, 2015.
Model Risk Management There have been no material changes to our approach to model risk since December 31, 2015.
Pension Risk Management There have been no material changes to our approach toward pension risk since December 31, 2015.
Sustainability Risk Management There have been no material changes to our approach toward sustainability risk since December 31, 2015.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of $1 million and $4 million during the three months ended March 31, 2016 and 2015, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2016 and 2015 included fees of $18 million and $15 million, respectively.

Three Months Ended March 31,	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$28,461	$35.49%		$30,714	$19.26%
Federal funds sold and securities purchased under resale agreements	9,913	29	1.18	1,873	3.60
Trading securities	11,855	85	2.88	14,442	95	2.68
Securities	51,455	245	1.91	47,494	204	1.74
Loans:
Commercial	64,657	380	2.36	60,336	320	2.15
Consumer:
Residential mortgages	17,848	151	3.40	16,900	140	3.37
Home equity mortgages	1,574	14	3.58	1,746	14	3.37
Credit cards	671	18	10.79	690	19	10.98
Other consumer	483	6	5.00	522	8	5.61
Total consumer	20,576	189	3.69	19,858	181	3.69
Total loans	85,233	569	2.69	80,194	501	2.53
Other	2,608	18	2.78	3,280	15	1.73
Total interest earning assets	189,525	$981	2.08%	177,997	$837	1.91%
Allowance for credit losses	(933)			(690)
Cash and due from banks	1,018			874
Other assets	11,801			16,732
Total assets	$201,411			$194,913
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$50,126	$30.24%		$43,049	$14.14%
Time deposits	26,081	62.96		27,026	29.42
Other interest bearing deposits	4,000	2.20		4,421	1.09
Foreign deposits:
Foreign banks deposits	9,061	9.40		6,930	1.03
Other interest bearing deposits	3,260	2.25		3,497	1.14
Total interest bearing deposits	92,528	105.46		84,923	46.22
Short-term borrowings	11,476	18.63		16,960	11.25
Long-term debt	33,346	197	2.38	30,637	167	2.22
Total interest bearing deposits and debt	137,350	320.94		132,520	224.68
Tax liabilities and other	859	6	2.81	820	3	1.71
Total interest bearing liabilities	138,209	326.95		133,340	227.69
Net interest income/Interest rate spread		$655	1.13%		$610	1.22%
Noninterest bearing deposits	31,520			30,285
Other liabilities	10,930			14,016
Total shareholders’ equity	20,752			17,272
Total liabilities and shareholders’ equity	$201,411			$194,913
Net interest margin on average earning assets			1.39%			1.39%
Net interest income to average total assets			1.30%			1.27%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

See Note 20, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
At March 31, 2016, the HSBC Group had 9 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, France, Germany, South Korea, and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. Bank Melli acted as a sub-participant in one of the aforementioned outstanding loans to the Iranian petrochemical company.

HSBC USA Inc.

Bank Melli acted as a sub-participant in a loan, supported by the German export credit agency, which matured and was fully repaid during the first quarter of 2016.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the first quarter of 2016, which includes interest and fees, was approximately $69,000, and net estimated profit was approximately $66,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
The HSBC Group has worked with relevant regulatory authorities to ensure compliance in accordance with applicable law.
There was no measurable gross revenue in the first quarter of 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the first quarter of 2016 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S. -sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Certain transactions relating to these accounts have been carried out under U.K. government license (or, particularly following Implementation Day under the Joint Comprehensive Plan of Action relating to the Iranian nuclear program, are generally permissible under applicable law). Estimated counter revenue in the first quarter of 2016 for this financial institution, which includes fees and/or commissions, was approximately $39,500.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving two employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in the first quarter of 2016 was approximately $720.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a frozen personal account for an individual customer who was sanctioned under U.S. Executive Order 13224. The HSBC Group issued a check to the customer and processed the check deposit to close the account. The HSBC Group exited the customer relationship in the first quarter of 2016.
The HSBC Group maintains a credit card account for an individual who was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016.
The HSBC Group maintains accounts for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The accounts were frozen during the first quarter of 2016.
The HSBC Group maintains a non-USD account for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016.
For activity related to U. S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in the first quarter of 2016.
Other activity The HSBC Group maintains an account for a customer that received and deposited a check issued by the Iranian embassy in Brunei for payment of monthly rental property fees in the first quarter of 2016.
For the activity in this section, there was no measurable gross revenue or net profit to HSBC in the first quarter of 2016.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2016. In the first quarter of 2016, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA in the first quarter of 2016 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 2, 2016).

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Executive overview 77
by business segment 43	Fair value measurements:
consolidated average balances 122	assets and liabilities recorded at fair value on a recurring basis 58
fair value measurements 56	assets and liabilities recorded at fair value on a non-recurring basis 65
nonperforming 18, 24, 25, 103	control over valuation process 112
trading 10, 83	financial instruments 56
Asset-backed commercial paper conduits 47	hierarchy 54, 112
Asset-backed securities 11, 58, 68, 114	transfers into/out of level one and two 60
Balance sheet:	transfers into/out of level two and three 60
consolidated 5	valuation techniques 66
consolidated average balances 122	Fiduciary risk 114, 121
review 80	Financial assets:
Basel III 45, 106, 108, 118	designated at fair value 37
Basis of reporting 79	reclassification under IFRSs 44, 79
Business:	Financial highlights metrics 76
consolidated performance review 76	Financial liabilities:
Capital:	designated at fair value 37
2016 funding strategy 109	fair value of financial liabilities 56
common equity movements 107	Forward looking statements 74
consolidated statement of changes 7	Funding 109
regulatory capital 45	Gain on instruments designated at fair value and related derivatives 38
selected capital ratios 45, 76, 108, 118	Gains (losses) from securities 3, 15
Cash flow (consolidated) 8	Global Banking and Markets 44, 94
Cautionary statement regarding forward-looking statements 74	Geographic concentration of loans 105
Collateral — pledged assets 52	Goodwill 5, 29
Collateralized debt obligations 68, 114	Guarantee arrangements 49
Commercial banking segment results (IFRSs) 44, 93	Impairment:
Compliance risk 114, 121	available-for-sale securities 14
Controls and procedures 123	credit losses 26, 87
Credit card fees 88	nonperforming loans 18, 24, 25, 103
Credit quality 97	impaired loans 19, 22
Credit risk:	Income (loss) from financial instruments designated at fair value, net 38
adjustment 54	Income tax expenses 3, 92
component of fair value option 38	Intangible assets 5, 28
concentration 25, 104	Interest rate risk 114, 117
exposure 115	Internal control 123
management 114, 115	Key performance indicators 76
related contingent features 35	Legal proceedings 123
related arrangements 49	Liabilities:
Deposits 84, 107	commitments, lines of credit 49, 110
Derivatives:	deposits 84, 107
cash flow hedges 33	financial liabilities designated at fair value 37
fair value hedges 32	trading 10, 83
notional value 36	long-term debt 40, 56, 84, 107
trading and other 34	short-term borrowings 40, 56, 84, 107
Economic environment 76	Liquidity and capital resources 106
Equity:	Liquidity risk 114, 115
consolidated statement of changes 7	Litigation and regulatory matters 70
ratios 45, 76, 108, 118	Loans:
Equity securities available-for-sale 11	by category 16, 81
Estimates and assumptions 9	by charge-off (net) 26, 102

HSBC USA Inc.

by delinquency 25, 101	Retail banking and wealth management segment results (IFRSs) 44, 92
criticized assets 23	Risk elements in the loan portfolio 104
geographic concentration 105	Risk management:
held for sale 27, 82	credit 114, 115
impaired 19	compliance 114, 121
nonperforming 18, 24, 25, 103	fiduciary 114, 121
overall review 80	interest rate 114, 117
risk concentration 25, 104	liquidity 114, 115
troubled debt restructures 19	market 114, 118
Loan impairment charges — see Provision for credit losses	model 115, 121
Loan-to-deposits ratio 77	operational 114, 121
Loan to value (LTV) 81	pension 115, 121
Market risk 114, 118	reputational 115, 121
Market turmoil:	security and fraud risk 115, 121
exposures 118	strategic 115, 121
impact on liquidity risk 115	Securities:
Monoline insurers 14, 113	amortized cost 11
Mortgage lending products 16, 81	fair value 11
Mortgage servicing rights 28, 29	impairment 14
Net interest income 85	maturity analysis 15
New accounting pronouncements 72	Segment results - IFRSs basis:
Off balance sheet arrangements 110	retail banking and wealth management 44, 92
Operating expenses 91	commercial banking 44, 93
Operational risk 114, 121	global banking and markets 44, 94
Other assets held for sale 29	private banking 44, 96
Other revenue 88	other 44, 97
Other segment results (IFRSs) 44, 97	overall summary 44, 92
Pension and other postretirement benefits 39	Selected financial data 76
Performance, developments and trends 76	Sensitivity:
Pledged assets 52	projected net interest income 117
Private banking segment results (IFRSs) 44, 96	Statement of changes in shareholders’ equity 7
Profit (loss) before tax:	Statement of changes in comprehensive income 4
by segment — IFRSs 44	Statement of income 3
consolidated 3	Strategic risk 115, 121
Provision for credit losses 26, 87	Stress testing 109
Ratios:	Table of contents 2
capital 45, 76, 108, 118	Tax expense 3, 92
charge-off (net) 76, 99, 102	Trading:
credit loss reserve related 99	assets 10, 83
delinquency 25, 77, 101	derivatives 10, 83
earnings to fixed charges — Exhibit 12	liabilities 10, 83
efficiency 76, 91	portfolios 10, 83
Reconciliation of U.S. GAAP results to IFRSs 79	Trading revenue (net) 88, 89
Refreshed loan-to-value 81	Troubled debt restructures 19
Regulation 106, 123	Value at risk 118
Related party transactions 40	Variable interest entities 46
Reputational risk 115, 121
Results of operations 85
Residential Mortgage Revenue 88, 90

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 3, 2016

HSBC USA INC.

By:	/s/ MARK A. ZAESKE
Mark A. Zaeske
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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 2, 2016).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.