Form 10-Q
period 2016-06-30
HSBC USA INC /MD/
filed 2016-08-03
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 29, 2016, there were 714 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest income:
Loans	$572	$515	$1,141	$1,016
Securities	243	223	487	423
Trading securities	60	91	145	186
Short-term investments	104	26	168	48
Other	1	14	19	29
Total interest income	980	869	1,960	1,702
Interest expense:
Deposits	117	54	222	100
Short-term borrowings	21	11	39	22
Long-term debt	203	173	400	340
Other	1	5	7	8
Total interest expense	342	243	668	470
Net interest income	638	626	1,292	1,232
Provision for credit losses	134	(6)	291	47
Net interest income after provision for credit losses	504	632	1,001	1,185
Other revenues:
Credit card fees	13	11	27	21
Trust and investment management fees	39	46	78	81
Other fees and commissions	177	190	342	372
Trading revenue	49	24	65	57
Other securities gains, net	36	35	65	58
Servicing and other fees from HSBC affiliates	51	53	105	109
Residential mortgage banking revenue	10	15	27	34
Gain (loss) on instruments designated at fair value and related derivatives	(38)	56	178	141
Other income (loss)	(44)	(27)	(132)	(6)
Total other revenues	293	403	755	867
Operating expenses:
Salaries and employee benefits	242	267	483	513
Support services from HSBC affiliates	355	385	675	737
Occupancy expense, net	57	59	116	115
Other expenses	169	139	275	262
Total operating expenses	823	850	1,549	1,627
Income (loss) before income tax	(26)	185	207	425
Income tax expense (benefit)	(5)	98	74	174
Net income (loss)	$(21)	$87	$133	$251

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$(21)	$87	$133	$251
Net change in unrealized gains (losses), net of tax:
Investment securities	208	(213)	486	(241)
Derivatives designated as cash flow hedges	(11)	31	(56)	12
Pension and post-retirement benefit plans	—	—	—	1
Total other comprehensive income (loss)	197	(182)	430	(228)
Comprehensive income (loss)	$176	$(95)	$563	$23

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in millions, except share data)
Assets(1)
Cash and due from banks	$915	$968
Interest bearing deposits with banks	13,799	7,478
Federal funds sold and securities purchased under agreements to resell (includes $782 million designated under fair value option at June 30, 2016)	34,666	19,847
Trading assets	18,812	17,085
Securities available-for-sale	38,424	35,773
Securities held-to-maturity (fair value of $13.6 billion and $14.2 billion at June 30, 2016 and December 31, 2015, respectively)	13,215	14,024
Loans	79,810	82,917
Less – allowance for credit losses	1,063	912
Loans, net	78,747	82,005
Loans held for sale (includes $867 million and $151 million designated under fair value option at June 30, 2016 and December 31, 2015, respectively)	1,369	2,185
Properties and equipment, net	211	230
Intangible assets, net	37	181
Goodwill	1,612	1,612
Other assets	9,066	6,890
Total assets	$210,873	$188,278
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$32,072	$29,693
Interest bearing (includes $7.3 billion and $6.9 billion designated under fair value option at June 30, 2016 and December 31, 2015, respectively)	85,805	77,259
Foreign deposits:
Noninterest bearing	773	747
Interest bearing	14,169	10,880
Total deposits	132,819	118,579
Short-term borrowings (includes $2.7 billion and $2.0 billion designated under fair value option at June 30, 2016 and December 31, 2015, respectively)	7,376	4,995
Long-term debt (includes $9.2 billion designated under fair value option at both June 30, 2016 and December 31, 2015)	34,778	33,509
Total debt	174,973	157,083
Trading liabilities	10,692	7,455
Interest, taxes and other liabilities	4,148	3,215
Total liabilities	189,813	167,753
Shareholders' equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 and 21,447,500 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	1,265	1,265
Common shareholder's equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2016 and December 31, 2015)	—	—
Additional paid-in capital	18,169	18,169
Retained earnings	1,603	1,498
Accumulated other comprehensive income (loss)	23	(407)
Total common shareholder's equity	19,795	19,260
Total shareholders’ equity	21,060	20,525
Total liabilities and shareholders’ equity	$210,873	$188,278

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2016 and December 31, 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2016	December 31, 2015
	(in millions)
Assets
Other assets	$280	$320
Total assets	$280	$320
Liabilities
Long-term debt	$92	$92
Interest, taxes and other liabilities	68	68
Total liabilities	$160	$160

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30,	2016	2015
	(in millions)
Preferred stock
Balance at beginning of period	$1,265	$1,565
Preferred stock issuance	1,265	—
Preferred stock redemption	(1,265)	(300)
Balance at end of period	1,265	1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,169	14,170
Capital contribution from parent	—	4,000
Employee benefit plans	—	(1)
Balance at end of period	18,169	18,169
Retained earnings
Balance at beginning of period	1,498	1,233
Net income	133	251
Cash dividends declared on preferred stock	(28)	(36)
Balance at end of period	1,603	1,448
Accumulated other comprehensive income (loss)
Balance at beginning of period	(407)	(1)
Other comprehensive income (loss), net of tax	430	(228)
Balance at end of period	23	(229)
Total common shareholder's equity	19,795	19,388
Total shareholders’ equity	$21,060	$20,653

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$133	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(15)	77
Provision for credit losses	291	47
Net realized gains on securities available-for-sale	(65)	(58)
Net change in other assets and liabilities	(1,800)	(564)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(974)	(1,341)
Sales and collections of loans held for sale	1,069	1,276
Net change in trading assets and liabilities	1,510	1,605
Lower of amortized cost or fair value adjustments on loans held for sale	71	9
Gain on instruments designated at fair value and related derivatives	(178)	(141)
Net cash provided by operating activities	42	1,161
Cash flows from investing activities
Net change in interest bearing deposits with banks	(6,321)	10,748
Net change in federal funds sold and securities purchased under agreements to resell	(14,814)	(14,699)
Securities available-for-sale:
Purchases of securities available-for-sale	(14,192)	(13,190)
Proceeds from sales of securities available-for-sale	12,671	8,692
Proceeds from maturities of securities available-for-sale	764	995
Securities held-to-maturity:
Purchases of securities held-to-maturity	(327)	(1,995)
Proceeds from maturities of securities held-to-maturity	1,115	1,288
Change in loans:
Originations, net of collections	2,167	(5,943)
Loans sold to third parties	1,448	130
Net cash used for acquisitions of properties and equipment	(11)	(25)
Other, net	(62)	(387)
Net cash used in investing activities	(17,562)	(14,386)
Cash flows from financing activities
Net change in deposits	14,018	6,428
Debt:
Net change in short-term borrowings	2,382	(69)
Issuance of long-term debt	2,559	12,128
Repayment of long-term debt	(1,464)	(8,739)
Preferred stock issuance	1,265	—
Preferred stock redemption	(1,265)	(300)
Capital contribution from parent	—	4,000
Other increases (decreases) in capital surplus	—	(1)
Dividends paid	(28)	(36)
Net cash provided by financing activities	17,467	13,411
Net change in cash and due from banks	(53)	186
Cash and due from banks at beginning of period	968	891
Cash and due from banks at end of period	$915	$1,077

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Income (Loss)	41
2	Trading Assets and Liabilities	10	13	Pension and Other Postretirement Benefits	42
3	Securities	11	14	Related Party Transactions	43
4	Loans	16	15	Business Segments	46
5	Allowance for Credit Losses	26	16	Retained Earnings and Regulatory Capital Requirements	48
6	Loans Held for Sale	27	17	Variable Interest Entities	50
7	Intangible Assets	29	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	52
8	Goodwill	30	19	Fair Value Measurements	58
9	Other Assets Held for Sale	30	20	Litigation and Regulatory Matters	76
10	Derivative Financial Instruments	31	21	New Accounting Pronouncements	77
11	Fair Value Option	38

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

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Trading assets:
U.S. Treasury	$3,471	$3,088
U.S. Government agency issued or guaranteed	12	13
U.S. Government sponsored enterprises(1)	158	154
Obligations of U.S. states and political subdivisions	—	559
Asset-backed securities	385	424
Corporate and foreign bonds	6,876	6,899
Other securities	14	18
Precious metals	3,073	780
Derivatives, net	4,823	5,150
Total trading assets	$18,812	$17,085
Trading liabilities:
Securities sold, not yet purchased	$929	$399
Payables for precious metals	890	650
Derivatives, net	8,873	6,406
Total trading liabilities	$10,692	$7,455

(1)
Consists of mortgage backed securities of $151 million and $154 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") at June 30, 2016 and December 31, 2015, respectively, and $7 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at June 30, 2016.

At June 30, 2016 and December 31, 2015, the fair value of derivatives included in trading assets is net of $4,398 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2016 and December 31, 2015, the fair value of derivatives included in trading liabilities is net of $1,383 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$19,987	$498	$(162)	$20,323
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	2,471	45	—	2,516
Collateralized mortgage obligations	2,286	8	(7)	2,287
Direct agency obligations	4,326	172	(19)	4,479
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	6,107	48	(6)	6,149
Collateralized mortgage obligations	1,393	30	(2)	1,421
Obligations of U.S. states and political subdivisions	13	—	—	13
Asset-backed securities collateralized by:
Commercial mortgages	6	—	—	6
Home equity	77	—	(10)	67
Other	517	1	(25)	493
Foreign debt securities(2)	512	1	(2)	511
Equity securities	159	—	—	159
Total available-for-sale securities	$37,854	$803	$(233)	$38,424
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$2,741	$83	$—	$2,824
Collateralized mortgage obligations	1,593	98	—	1,691
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,956	74	—	3,030
Collateralized mortgage obligations	5,902	130	(1)	6,031
Obligations of U.S. states and political subdivisions	17	1	—	18
Asset-backed securities collateralized by residential mortgages	6	1	—	7
Total held-to-maturity securities	$13,215	$387	$(1)	$13,601

HSBC USA Inc.

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$17,026	$142	$(270)	$16,898
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	1,451	2	(12)	1,441
Collateralized mortgage obligations	159	—	(5)	154
Direct agency obligations	4,136	133	(26)	4,243
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,645	9	(145)	10,509
Collateralized mortgage obligations	1,293	11	(4)	1,300
Obligations of U.S. states and political subdivisions	340	8	—	348
Asset-backed securities collateralized by:
Commercial mortgages	9	—	—	9
Home equity	83	—	(8)	75
Other	110	—	(21)	89
Foreign debt securities(2)	548	—	(2)	546
Equity securities	161	3	(3)	161
Total available-for-sale securities	$35,961	$308	$(496)	$35,773
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$2,945	$20	$(9)	$2,956
Collateralized mortgage obligations	1,755	73	(5)	1,823
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,269	19	(11)	3,277
Collateralized mortgage obligations	6,029	63	(11)	6,081
Obligations of U.S. states and political subdivisions	19	1	—	20
Asset-backed securities collateralized by residential mortgages	7	1	—	8
Total held-to-maturity securities	$14,024	$177	$(36)	$14,165

(1)
Includes securities at amortized cost of $3,127 million and $1,577 million issued or guaranteed by FNMA at June 30, 2016 and December 31, 2015, respectively, and $1,630 million and $33 million issued or guaranteed by FHLMC at June 30, 2016 and December 31, 2015, respectively.

(2)	Foreign debt securities represent public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $2,948 million and $3,182 million issued or guaranteed by FNMA at June 30, 2016 and December 31, 2015, respectively, and $1,386 million and $1,518 million issued and guaranteed by FHLMC at June 30, 2016 and December 31, 2015, respectively.

Net unrealized gains increased within the available-for-sale portfolio in the six months ended June 30, 2016 due primarily to decreasing yields on U.S. Treasury and U.S. Government agency mortgage-backed securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at June 30, 2016 and December 31, 2015 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
June 30, 2016	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	9	$(27)	$1,905	24	$(135)	$2,707
U.S. Government sponsored enterprises	20	(15)	2,297	18	(11)	248
U.S. Government agency issued or guaranteed	3	(2)	610	3	(6)	94
Obligations of U.S. states and political subdivisions	3	—	13	—	—	—
Asset-backed securities	—	—	—	8	(35)	159
Foreign debt securities	1	—	45	1	(2)	186
Equity securities	1	—	159	—	—	—
Securities available-for-sale	37	$(44)	$5,029	54	$(189)	$3,394
Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$—	$4	47	$—	$21
U.S. Government agency issued or guaranteed	95	(1)	531	560	—	51
Obligations of U.S. states and political subdivisions	—	—	—	3	—	1
Securities held-to-maturity	108	$(1)	$535	610	$—	$73

	One Year or Less			Greater Than One Year
December 31, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	52	$(227)	$11,046	5	$(43)	$924
U.S. Government sponsored enterprises	164	(30)	1,451	19	(13)	282
U.S. Government agency issued or guaranteed	62	(141)	9,725	3	(8)	101
Obligations of U.S. states and political subdivisions	4	—	16	3	—	45
Asset-backed securities	1	—	9	8	(29)	164
Foreign debt securities	3	(2)	351	—	—	—
Equity securities	1	(3)	156	—	—	—
Securities available-for-sale	287	$(403)	$22,754	38	$(93)	$1,516
Securities held-to-maturity:
U.S. Government sponsored enterprises	312	$(14)	$1,143	49	$—	$—
U.S. Government agency issued or guaranteed	145	(22)	3,303	657	—	20
Obligations of U.S. states and political subdivisions	1	—	—	3	—	1
Securities held-to-maturity	458	$(36)	$4,446	709	$—	$21
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our

HSBC USA Inc.

accounting policies, discussed further below. At June 30, 2016 and December 31, 2015, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
During the three and six months ended June 30, 2016 and 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
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
At June 30, 2016, we held 12 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $159 million of the total aggregate fair value of asset-backed securities of $566 million at June 30, 2016. The gross unrealized losses on these monoline wrapped securities were $35 million at June 30, 2016. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers at June 30, 2016 and, therefore, we only considered the financial guarantee of investment grade monoline insurers for purposes of evaluating other-than-temporary impairment on securities with a fair value of $67 million.
At December 31, 2015, we held 12 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $164 million of the total aggregate fair value of asset-backed securities of $173 million at December 31, 2015. The gross unrealized losses on these monoline wrapped securities were $29 million at December 31, 2015. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers at December 31, 2015 and, therefore, we only considered the financial guarantee of investment grade monoline insurers for purposes of evaluating other-than-temporary impairment on securities with a fair value of $75 million.

HSBC USA Inc.

Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Gross realized gains	$56	$43	$87	$73
Gross realized losses	(20)	(8)	(22)	(15)
Net realized gains	$36	$35	$65	$58
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2016 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2016, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2016. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$5,525	1.30%	$9,317	2.17%	$5,145	2.59%
U.S. Government sponsored enterprises	120	3.23	3,315	2.83	1,105	2.32	4,543	2.06
U.S. Government agency issued or guaranteed	—	—	4	3.99	29	3.81	7,467	2.38
Obligations of U.S. states and political subdivisions	—	—	13	4.26	—	—	—	—
Asset-backed securities	400	1.88	—	—	—	—	200	3.17
Foreign debt securities	297	1.23	215	1.07	—	—	—	—
Total amortized cost	$817	1.84%	$9,072	1.86%	$10,451	2.19%	$17,355	2.37%
Total fair value	$821		$9,319		$10,749		$17,376
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$130	1.61%	$570	2.70%	$3,634	2.92%
U.S. Government agency issued or guaranteed	—	—	9	1.55	37	3.21	8,812	2.35
Obligations of U.S. states and political subdivisions	3	3.70	5	3.71	5	3.70	4	5.60
Asset-backed securities	—	—	—	—	—	—	6	6.60
Total amortized cost	$3	3.70%	$144	1.68%	$612	2.74%	$12,456	2.52%
Total fair value	$3		$146		$643		$12,809

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $383 million and $632 million, respectively, were included in other assets at June 30, 2016. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $323 million and $632 million, respectively, were included in other assets at December 31, 2015.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Commercial loans:
Construction and other real estate	$10,973	$10,000
Business and corporate banking	19,075	19,116
Global banking(1)	26,357	29,969
Other commercial	3,138	3,368
Total commercial	59,543	62,453
Consumer loans:
Residential mortgages	17,667	17,758
Home equity mortgages	1,511	1,600
Credit cards	668	699
Other consumer	421	407
Total consumer	20,267	20,464
Total loans	$79,810	$82,917

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,072 million and $4,815 million at June 30, 2016 and December 31, 2015, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $57 million and $62 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, we had a net unamortized premium on our loans of $15 million and $16 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at June 30, 2016 and December 31, 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At June 30, 2016	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$51	$29	$80	$10,893	$10,973
Business and corporate banking	88	3	91	18,984	19,075
Global banking	—	—	—	26,357	26,357
Other commercial	5	6	11	3,127	3,138
Total commercial	144	38	182	59,361	59,543
Consumer loans:
Residential mortgages(2)	397	377	774	16,893	17,667
Home equity mortgages	11	44	55	1,456	1,511
Credit cards	8	9	17	651	668
Other consumer	6	6	12	409	421
Total consumer	422	436	858	19,409	20,267
Total loans	$566	$474	$1,040	$78,770	$79,810

	Past Due		Total Past Due 30 Days or More
At December 31, 2015	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$31	$33	$64	$9,936	$10,000
Business and corporate banking	36	25	61	19,055	19,116
Global banking	—	—	—	29,969	29,969
Other commercial	—	6	6	3,362	3,368
Total commercial	67	64	131	62,322	62,453
Consumer loans:
Residential mortgages	397	781	1,178	16,580	17,758
Home equity mortgages	15	50	65	1,535	1,600
Credit cards	10	9	19	680	699
Other consumer	7	7	14	393	407
Total consumer	429	847	1,276	19,188	20,464
Total loans	$496	$911	$1,407	$81,510	$82,917

(1)	Loans less than 30 days past due are presented as current.

(2)
The decrease in past due loans at June 30, 2016 reflects the impact of the transfer of certain residential mortgage loans with a carrying value of $369 million to held for sale during the first half of 2016. See Note 6, "Loans Held for Sale," for additional details.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$47	$53
Business and corporate banking	238	167
Global banking	643	44
Other commercial	1	1
Commercial nonaccrual loans held for sale	57	26
Total commercial	986	291
Consumer:
Residential mortgages(1)(2)(3)(4)	437	814
Home equity mortgages(1)(2)	73	71
Consumer nonaccrual loans held for sale(4)	376	3
Total consumer	886	888
Total nonaccruing loans	1,872	1,179
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	9
Other consumer	7	7
Total consumer	16	16
Total accruing loans contractually past due 90 days or more	17	17
Total nonperforming loans	$1,889	$1,196

(1)
At June 30, 2016 and December 31, 2015, nonaccrual consumer mortgage loans held for investment include $428 million and $768 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	The trend in nonaccrual loans reflects the impact of the transfer of certain residential mortgage loans with a carrying value of $369 million to held for sale during the first half of 2016.
The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$19	$23	$40	$44
Interest income that was recorded on nonaccrual loans and included in interest income during the period	3	6	9	12

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and six months ended June 30, 2016 and 2015 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and six months ended June 30, 2016 and 2015 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Commercial loans:
Construction and other real estate	$—	$4	$—	$4
Business and corporate banking	190	24	304	50
Global banking	—	—	—	13
Total commercial	190	28	304	67
Consumer loans:
Residential mortgages	16	35	43	70
Home equity mortgages	3	1	5	1
Credit cards	1	1	2	2
Total consumer	20	37	50	73
Total	$210	$65	$354	$140
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2016 was 1.54 percent and 1.68 percent, respectively, compared with 1.90 percent and 1.84 percent during the three and six months ended June 30, 2015, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	June 30, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$82	$94	$94	$106
Business and corporate banking	449	470	227	240
Global banking	65	66	44	44
Total commercial(3)	596	630	365	390
Consumer loans:
Residential mortgages(4)(5)	928	1,044	1,060	1,233
Home equity mortgages(4)	27	59	23	50
Credit cards	5	5	5	5
Total consumer	960	1,108	1,088	1,288
Total TDR Loans(6)	$1,556	$1,738	$1,453	$1,678
Allowance for credit losses for TDR Loans(7):
Commercial loans:
Construction and other real estate	$—		$—
Business and corporate banking	84		24
Global banking	—		—
Total commercial	84		24
Consumer loans:
Residential mortgages	28		33
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	30		35
Total allowance for credit losses for TDR Loans	$114		$59

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $654 million and $88 million at June 30, 2016 and December 31, 2015, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDRs totaled $221 million and $112 million at June 30, 2016 and December 31, 2015, respectively.

(4)
At June 30, 2016 and December 31, 2015, the carrying value of consumer mortgage TDR Loans held for investment includes $763 million and $881 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)
The decrease in TDR Loans at June 30, 2016 reflects the impact of the transfer of certain residential mortgage TDR Loans with a carrying value of $141 million to held for sale during the first half of 2016. There is no allowance for credit losses associated with loans classified as held for sale as they are carried at the lower of amortized cost or fair value less cost to sell.

(6)	At June 30, 2016 and December 31, 2015, the carrying value of TDR Loans includes $660 million and $676 million, respectively, of loans which are classified as nonaccrual.

(7)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$87	$149	$89	$161
Business and corporate banking	371	56	323	45
Global banking	62	13	56	9
Total commercial	520	218	468	215
Consumer loans:
Residential mortgages	934	999	990	988
Home equity mortgages	25	20	24	20
Credit cards	5	6	5	6
Total consumer	964	1,025	1,019	1,014
Total average balance of TDR Loans	$1,484	$1,243	$1,487	$1,229
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$—	$1	$1	$2
Business and corporate banking	3	—	4	1
Total commercial	3	1	5	3
Consumer loans:
Residential mortgages	9	9	19	18
Home equity mortgages	1	1	1	1
Total consumer	10	10	20	19
Total interest income recognized on TDR Loans	$13	$11	$25	$22
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$—	$2
Business and corporate banking	2	2	4	3
Total commercial	2	2	4	5
Consumer loans:
Residential mortgages	4	8	15	17
Total consumer	4	8	15	17
Total	$6	$10	$19	$22

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At June 30, 2016
Construction and other real estate	$6	$92	$98	$2	$110
Business and corporate banking	267	234	501	103	519
Global banking	578	65	643	247	652
Other commercial	1	7	8	1	8
Total commercial	$852	$398	$1,250	$353	$1,289
At December 31, 2015
Construction and other real estate	$2	$108	$110	$1	$125
Business and corporate banking	168	124	292	52	342
Global banking	—	44	44	—	44
Other commercial	1	6	7	1	8
Total commercial	$171	$282	$453	$54	$519

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $596 million and $365 million at June 30, 2016 and December 31, 2015, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$101	$166	$104	$176
Business and corporate banking	427	92	382	91
Global banking	296	13	212	9
Other commercial	8	7	7	7
Total average balance of impaired commercial loans	$832	$278	$705	$283
Interest income recognized on impaired commercial loans:
Construction and other real estate	$—	$1	$1	$2
Business and corporate banking	3	—	5	1
Global banking	2	—	2	—
Total interest income recognized on impaired commercial loans	$5	$1	$8	$3

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

The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2016
Construction and other real estate	$286	$192	$4	$482
Business and corporate banking	782	752	102	1,636
Global banking	1,085	3,053	415	4,553
Other commercial	—	7	1	8
Total commercial	$2,153	$4,004	$522	$6,679
At December 31, 2015
Construction and other real estate	$239	$187	$—	$426
Business and corporate banking	941	690	52	1,683
Global banking	1,069	2,300	12	3,381
Other commercial	1	37	1	39
Total commercial	$2,250	$3,214	$65	$5,529
The increase in criticized commercial loans at June 30, 2016 was driven by downgrades, predominantly emerging markets related.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2016
Construction and other real estate	$10,926	$47	$—	$10,973
Business and corporate banking	18,836	238	1	19,075
Global banking	25,714	643	—	26,357
Other commercial	3,137	1	—	3,138
Total commercial	$58,613	$929	$1	$59,543
At December 31, 2015
Construction and other real estate	$9,947	$53	$—	$10,000
Business and corporate banking	18,948	167	1	19,116
Global banking	29,925	44	—	29,969
Other commercial	3,367	1	—	3,368
Total commercial	$62,187	$265	$1	$62,453
Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2016
Construction and other real estate	$8,564	$2,409	$10,973
Business and corporate banking	9,801	9,274	19,075
Global banking	18,209	8,148	26,357
Other commercial	1,781	1,357	3,138
Total commercial	$38,355	$21,188	$59,543
At December 31, 2015
Construction and other real estate	$8,487	$1,513	$10,000
Business and corporate banking	10,373	8,743	19,116
Global banking	23,111	6,858	29,969
Other commercial	1,883	1,485	3,368
Total commercial	$43,854	$18,599	$62,453

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	June 30, 2016		December 31, 2015
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$801	4.44%	$858	4.83%
Home equity mortgages(1)(2)	49	3.24	56	3.50
Credit cards	12	1.80	13	1.86
Other consumer	9	1.81	11	2.26
Total consumer	$871	4.20%	$938	4.56%

(1)
At June 30, 2016 and December 31, 2015, consumer mortgage loan delinquency includes $735 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $361 million and $3 million, respectively, relating to loans held for sale.

(2)	At June 30, 2016 and December 31, 2015, consumer mortgage loans and loans held for sale include $523 million and $567 million, respectively, of loans that were in the process of foreclosure.
Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2016
Residential mortgages(1)	$17,230	$437	$—	$17,667
Home equity mortgages	1,438	73	—	1,511
Credit cards	659	—	9	668
Other consumer	414	—	7	421
Total consumer	$19,741	$510	$16	$20,267
At December 31, 2015
Residential mortgages	$16,944	$814	$—	$17,758
Home equity mortgages	1,529	71	—	1,600
Credit cards	690	—	9	699
Other consumer	400	—	7	407
Total consumer	$19,563	$885	$16	$20,464

(1)
The decrease in nonaccrual loans at June 30, 2016 reflects the impact of the transfer of certain residential mortgage loans with a carrying value of $369 million to held for sale during the first half of 2016.

Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At June 30, 2016 and December 31, 2015, our loan portfolios included interest-only residential mortgage loans totaling $3,669 million and $3,645 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2016 and 2015:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2016
Allowance for credit losses – beginning of period	$95	$362	$429	$16	$55	$25	$31	$10	$1,023
Provision charged (credited) to income	(3)	4	137	(1)	(7)	(6)	9	1	134
Charge offs	—	(11)	(78)	—	—	(2)	(8)	(4)	(103)
Recoveries	—	3	—	—	2	2	1	1	9
Net (charge offs) recoveries	—	(8)	(78)	—	2	—	(7)	(3)	(94)
Allowance for credit losses – end of period	$92	$358	$488	$15	$50	$19	$33	$8	$1,063

Three Months Ended June 30, 2015
Allowance for credit losses – beginning of period	$90	$295	$128	$21	$95	$29	$35	$10	$703
Provision charged (credited) to income	(3)	(2)	2	(3)	(6)	—	4	2	(6)
Charge offs	(1)	(38)	—	—	(10)	(3)	(8)	(4)	(64)
Recoveries	3	5	—	—	4	1	2	—	15
Net (charge offs) recoveries	2	(33)	—	—	(6)	(2)	(6)	(4)	(49)
Allowance for credit losses – end of period	$89	$260	$130	$18	$83	$27	$33	$8	$648

Six Months Ended June 30, 2016
Allowance for credit losses – beginning of period	$86	$434	$240	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income	6	(42)	333	(4)	(16)	(3)	14	3	291
Charge-offs	—	(39)	(85)	—	(9)	(5)	(16)	(5)	(159)
Recoveries	—	5	—	—	7	3	3	1	19
Net (charge-offs) recoveries	—	(34)	(85)	—	(2)	(2)	(13)	(4)	(140)
Allowance for credit losses – end of period	$92	$358	$488	$15	$50	$19	$33	$8	$1,063
Ending balance: collectively evaluated for impairment	$90	$255	$241	$14	$22	$18	$32	$8	$680
Ending balance: individually evaluated for impairment	2	103	247	1	28	1	1	—	383
Total allowance for credit losses	$92	$358	$488	$15	$50	$19	$33	$8	$1,063

Loans:
Collectively evaluated for impairment(1)	$10,875	$18,574	$25,714	$3,130	$16,423	$1,433	$663	$421	$77,233
Individually evaluated for impairment(2)	98	501	643	8	188	5	5	—	1,448
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,056	73	—	—	1,129
Total loans	$10,973	$19,075	$26,357	$3,138	$17,667	$1,511	$668	$421	$79,810

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Six Months Ended June 30, 2015
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	(1)	22	23	(2)	(6)	(2)	7	6	47
Charge-offs	(2)	(44)	—	(1)	(24)	(5)	(16)	(10)	(102)
Recoveries	3	7	—	—	6	2	3	2	23
Net (charge-offs) recoveries	1	(37)	—	(1)	(18)	(3)	(13)	(8)	(79)
Allowance for credit losses – end of period	$89	$260	$130	$18	$83	$27	$33	$8	$648
Ending balance: collectively evaluated for impairment	$86	$257	$130	$17	$42	$26	$32	$8	$598
Ending balance: individually evaluated for impairment	3	3	—	1	41	1	1	—	50
Total allowance for credit losses	$89	$260	$130	$18	$83	$27	$33	$8	$648

Loans:
Collectively evaluated for impairment(1)	$11,388	$19,624	$28,929	$3,415	$15,478	$1,610	$686	$410	$81,540
Individually evaluated for impairment(2)	132	88	13	7	262	5	6	—	513
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,493	71	—	—	1,564
Total loans	$11,520	$19,712	$28,942	$3,422	$17,233	$1,686	$692	$410	$83,617

(1)
Global Banking includes loans to HSBC affiliates totaling $5,072 million and $4,607 million at June 30, 2016 and 2015, respectively, for which we do not carry an associated allowance for credit losses.

(2)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $763 million and $775 million at June 30, 2016 and 2015, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Commercial loans:
Construction and other real estate	$—	$1,895
Global banking	901	200
Total commercial	901	2,095
Consumer loans:
Residential mortgages	391	11
Other consumer	77	79
Total consumer	468	90
Total loans held for sale	$1,369	$2,185
Construction and Other Real Estate During the second quarter of 2016, we sold $1,161 million of certain commercial real estate loans to a third party and recognized a loss on sale of approximately $3 million, including transaction costs. Upon completion of the sale, the remaining loans that were not sold, which had a carrying value of $612 million at June 30, 2016, were transferred back to held for investment as we now intend to hold these loans for the foreseeable future.
Global Banking During the first quarter of 2016, we transferred certain global banking loans with a carrying value of $1,088 million to held for sale, including a portion of our interest in a large secured bridge loan facility as well as certain other loans which

HSBC USA Inc.

were transferred as part of an effort to optimize returns on risk weighted assets. There was no lower of amortized cost or fair value adjustment recorded associated with these transfers as the transferred loans are performing. During the second quarter of 2016, the large secured bridge loan facility was repaid and replaced with a new term loan facility which had a carrying value of $763 million at June 30, 2016 that we intend to sell through loan participations and have elected to designate under the fair value option.
Global banking commercial loans held for sale includes certain loans which we have elected to designate under the fair value option, which includes commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties (including the $763 million new term loan facility discussed above) and commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of loans held for sale under these programs totaled $867 million and $151 million at June 30, 2016 and December 31, 2015, respectively. See Note 11, "Fair Value Option," for additional information.
During the three and six months ended June 30, 2016, we recorded lower of amortized cost or fair value adjustments of $4 million and $30 million, respectively, associated with the write-down of global banking loans which were transferred to held for sale prior to 2016 as a component of other income (loss) in the consolidated statement of income (loss).
Residential Mortgages As previously disclosed, we continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies, as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, as well as continued market demand for non-performing residential mortgage loans, during the first quarter of 2016 we decided we no longer have the intent to hold for investment certain residential mortgage loans and adopted a formal program to initiate sale activities for these residential mortgage loans when a loan meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy.
Under this program, during the three and six months ended June 30, 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $27 million and $524 million, respectively, at the time of transfer. The carrying value of these loans prior to transfer after considering the fair value of the property less costs to sell was approximately $25 million and $433 million, respectively, including related escrow advances. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios. During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $5 million and $38 million, respectively, associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income (loss). During both the three and six months ended June 30, 2016, we recorded $6 million of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of a change in the estimated pricing on specific pools of loans.
In addition to the residential mortgage sales program discussed above, we sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $3 million at both June 30, 2016 and December 31, 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
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
Other Consumer Loans Other consumer loans held for sale reflects student loans which we no longer originate.
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $55 million and $13 million at June 30, 2016 and December 31, 2015, respectively. The valuation allowance on commercial loans held for sale was $50 million and $21 million at June 30, 2016 and December 31, 2015, respectively.

HSBC USA Inc.

7. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Mortgage servicing rights	$—	$140
Purchased credit card relationships	37	41
Total intangible assets	$37	$181
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
In March 2016, we initiated an active program to sell our remaining MSRs portfolio and reclassified them to held for sale within other assets on the consolidated balance sheet. See Note 9, "Other Assets Held for Sale," for additional information on our MSRs portfolio, including critical assumptions used to calculate fair value at June 30, 2016.
The following table summarizes the critical assumptions used to calculate the fair value of MSRs at December 31, 2015:

December 31, 2015
Annualized constant prepayment rate	13.8%
Constant discount rate	12.6%
Weighted average life (in years)	4.5
The following table summarizes MSRs activity during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in millions)
Fair value of MSRs:
Beginning balance	$140	$159
Changes in fair value due to changes in valuation model inputs or assumptions	19	8
Reductions related to customer payments	(1)	(9)
Ending balance	$158	$158
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $18,930 million at December 31, 2015. Servicing fees collected are included in residential mortgage banking revenue and totaled $15 million and $30 million during the three and six months ended June 30, 2015, respectively.
PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $36,048 million and $37,544 million at June 30, 2016 and December 31, 2015, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
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

HSBC USA Inc.

8. Goodwill

Goodwill was $1,612 million at both June 30, 2016 and December 31, 2015. Included in goodwill for these periods were accumulated impairment losses of $670 million. During the first half of 2016, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

9. Other Assets Held for Sale

In March 2016, our Retail Banking and Wealth Management business initiated an active program to sell its remaining MSRs portfolio which has been in run-off for several years. As a result, we now consider the MSRs portfolio and related servicing advances to be held for sale at June 30, 2016 and reported them in other assets on the consolidated balance sheet. Any sale, which would be subject to regulatory approval, is expected to be completed during the second half of 2016. As the MSRs are carried at fair value and we expect to transfer the related servicing advances to the buyer at near cost, the lower of amortized cost or fair value adjustment recorded associated with this reclassification to held for sale was insignificant.
The disposal group held for sale reported in other assets consisted of the following at June 30, 2016:

	Location on Consolidated Balance Sheet Prior to Reclassification to Held for Sale	June 30, 2016
		(in millions)
Mortgage servicing rights	Intangible assets, net	$104
Servicing advances	Other assets	209
Total assets held for sale		$313
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
The following table summarizes the critical assumptions used to calculate the fair value of MSRs at June 30, 2016:

June 30, 2016
Annualized constant prepayment rate	18.0%
Constant discount rate	10.3%
Weighted average life (in years)	3.7
The following table summarizes MSRs activity during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions)
Fair value of MSRs:
Beginning balance	$117	$140
Changes in fair value due to changes in valuation model inputs or assumptions	(8)	(24)
Reductions related to customer payments	(5)	(12)
Ending balance	$104	$104
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $17,305 million at June 30, 2016. Servicing fees collected are included in residential mortgage banking revenue and totaled $12 million and $25 million during the three and six months ended June 30, 2016, respectively.

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

HSBC USA Inc.

	June 30, 2016		December 31, 2015
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$76	$1,075	$42	$240
Bilateral OTC(2)	1	399	—	292
Interest rate contracts	77	1,474	42	532
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	—	3	17	—
OTC-cleared(2)	20	40	6	16
Bilateral OTC(2)	—	230	—	137
Interest rate contracts	20	270	6	153
Total derivatives accounted for as hedges	97	1,747	65	685
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	70	64	27	27
OTC-cleared(2)	29,459	27,656	15,717	14,723
Bilateral OTC(2)	22,232	25,015	18,716	19,906
Interest rate contracts	51,761	52,735	34,460	34,656
Exchange-traded(2)	8	47	—	15
Bilateral OTC(2)	25,217	23,675	24,160	22,324
Foreign exchange contracts	25,225	23,722	24,160	22,339
Equity contracts - bilateral OTC(2)	1,298	1,295	1,344	1,340
Exchange-traded(2)	33	142	38	39
Bilateral OTC(2)	746	835	891	552
Precious metals contracts	779	977	929	591
OTC-cleared(2)	710	836	899	1,212
Bilateral OTC(2)	1,634	1,552	2,913	2,565
Credit contracts	2,344	2,388	3,812	3,777
Other derivatives not accounted for as hedges(1)
Interest rate contracts - bilateral OTC(2)	1,064	162	761	120
Foreign exchange contracts - bilateral OTC(2)	—	45	—	97
Equity contracts - bilateral OTC(2)	472	372	462	422
Credit contracts - bilateral OTC(2)	34	4	73	6
Total derivatives	83,074	83,447	66,066	64,033
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	72,762	72,762	55,510	55,510
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	5,123	1,399	4,942	1,530
Net amounts of derivative assets / liabilities presented in the balance sheet	5,189	9,286	5,614	6,993
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	1,142	5,636	1,114	3,674
Net amounts of derivative assets / liabilities	$4,047	$3,650	$4,500	$3,319

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
We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $31 million and $96 million during the three and six months ended June 30, 2016, respectively, compared with decreases of $12 million and $12 million during the three and six months ended June 30, 2015, respectively. We amortized $1 million and $3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during the three and six months ended June 30, 2016, respectively, compared with $2 million and $3 million during the three and six months ended June 30, 2015, respectively. The total accumulated unamortized basis adjustments amounted to an increase in the carrying amount of our debt of $87 million at June 30, 2016, compared with a decrease of $6 million at December 31, 2015.
Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities increased the carrying amount of the securities by $352 million and $954 million during the three and six months ended June 30, 2016, respectively, compared with decreases of $397 million and $178 million during the three and six months ended June 30, 2015, respectively. The total accumulated unamortized basis adjustments for active fair value hedges of AFS securities amounted to increases in the carrying amount of the securities of $1,395 million and $439 million at June 30, 2016 and December 31, 2015, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income (loss):

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income (Loss)	Interest Income (Expense)	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended June 30, 2016
Interest rate contracts/AFS Securities	$(47)	$(397)	$96	$376	$(21)
Interest rate contracts/long-term debt	7	32	(31)	(31)	1
Total	$(40)	$(365)	$65	$345	$(20)

Three Months Ended June 30, 2015
Interest rate contracts/AFS Securities	$(49)	$453	$93	$(437)	$16
Interest rate contracts/long-term debt	6	(12)	(22)	12	—
Total	$(43)	$441	$71	$(425)	$16

Six Months Ended June 30, 2016
Interest rate contracts/AFS Securities	$(95)	$(1,053)	$189	$1,002	$(51)
Interest rate contracts/long-term debt	15	98	(61)	(96)	2
Total	$(80)	$(955)	$128	$906	$(49)

Six Months Ended June 30, 2015
Interest rate contracts/AFS Securities	$(103)	$205	$181	$(197)	$8
Interest rate contracts/long-term debt	9	(12)	(33)	12	—
Total	$(94)	$193	$148	$(185)	$8
Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. Changes in fair value of a derivative instrument associated with the effective portion of a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows being hedged materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) ("AOCI") is reclassified into earnings in the same accounting period in which the designated forecasted transaction or hedged item affects earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in AOCI unless it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period as documented at the inception of the hedge, at which time the cumulative gain or loss is released into earnings.
At June 30, 2016 and December 31, 2015, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2016, respectively, $5 million and $9 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI, compared with losses of $2 million and $5 million during the three and six months ended June 30, 2015, respectively. During the next twelve months, we expect to amortize $15 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
	(in millions)
Three Months Ended June 30,
Foreign exchange contracts	$—	$1	Interest income (expense)	$—	$—	Other income (loss)	$—	$—
Interest rate contracts	(24)	48	Interest income (expense)	(5)	(2)	Other income (loss)	—	—
Total	$(24)	$49		$(5)	$(2)		$—	$—

Six Months Ended June 30,
Foreign exchange contracts	$—	$1	Interest income (expense)	$—	$—	Other income (loss)	$—	$—
Interest rate contracts	(100)	15	Interest income (expense)	(9)	(5)	Other income (loss)	—	—
Total	$(100)	$16		$(9)	$(5)		$—	$—
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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses on economic hedges are recognized in gain (loss) on instruments designated at fair value and related derivatives, other income (loss) or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Trading revenue	$(233)	$71	$(510)	$541
Interest rate contracts	Residential mortgage banking revenue	11	(18)	43	6
Foreign exchange contracts	Trading revenue	131	207	228	(149)
Equity contracts	Trading revenue	3	4	3	3
Precious metals contracts	Trading revenue	29	(27)	29	19
Credit contracts	Trading revenue	(25)	4	(62)	(17)
Total		$(84)	$241	$(269)	$403
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$111	$(142)	$325	$(33)
Interest rate contracts	Residential mortgage banking revenue	—	1	—	1
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	8	6	20	5
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	81	(125)	32	132
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	—	—	1
Credit contracts	Gain (loss)on instruments designated at fair value and related derivatives	—	(3)	—	(3)
Credit contracts	Other income (loss)	(29)	(45)	(41)	(23)
Total		$171	$(308)	$336	$80
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at June 30, 2016 was $6,731 million, for which we had posted collateral of $6,559 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2015 was $7,139 million, for which we had posted collateral of $6,283 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	Single-notch downgrade	Two-notch downgrade
Moody’s	Aa3	A1
	(in millions)
Amount of additional collateral to be posted upon downgrade	$—	$67

	Single-notch downgrade	Two-notch downgrade
Standard & Poor's ("S&P")	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$67	$77

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2016	December 31, 2015
	(in millions)
Interest rate:
Futures and forwards	$247,415	$149,413
Swaps	2,301,773	2,453,526
Options written	96,548	65,747
Options purchased	125,146	80,092
	2,770,882	2,748,778
Foreign exchange:
Swaps, futures and forwards	998,941	980,811
Options written	75,580	81,132
Options purchased	76,607	82,004
Spot	29,982	42,724
	1,181,110	1,186,671
Commodities, equities and precious metals:
Swaps, futures and forwards	47,941	35,546
Options written	18,267	19,601
Options purchased	31,278	33,374
	97,486	88,521
Credit derivatives	161,251	188,070
Total	$4,210,729	$4,212,040

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At June 30, 2016, there was a fair value option loan in nonaccrual status, which had a fair value of $57 million and an unpaid principal balance of $69 million, and there were no fair value option loans 90 days or more past due. As of December 31, 2015, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
Resale and Repurchase Agreements We elected to apply FVO accounting to certain securities purchased and sold under resale and repurchase agreements which are trading in nature. The election allows us to account for these resale and repurchase agreements at fair value which is consistent with the manner in which the instruments are managed. The fair value of the resale and repurchase agreements is determined using market rates currently offered on comparable transactions with similar underlying collateral and maturities. Interest on these resale and repurchase agreements is recorded as interest income or expense in the consolidated statement of income (loss). The components of gain (loss) related to these resale and repurchase agreements designated at fair value are summarized in the table below.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At June 30, 2016
Commercial loans held for sale	$867	$890	$(23)
Securities purchased under resale agreements	782	776	6
Securities sold under repurchase agreements	2,676	2,670	6
Fixed rate long-term debt	2,096	1,750	346
Hybrid instruments:
Structured deposits	7,285	7,136	149
Structured notes	7,143	7,323	(180)
At December 31, 2015
Commercial loans held for sale	$151	$159	$(8)
Securities sold under repurchase agreements	1,976	1,970	6
Fixed rate long-term debt	2,007	1,750	257
Hybrid instruments:
Structured deposits	6,919	7,016	(97)
Structured notes	7,164	7,323	(159)
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

HSBC USA Inc.

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2016
Interest rate and other components(1)	$—	$—	$(4)	$(70)	$(128)	$(202)
Credit risk component(2)(3)	3	—	—	(41)	2	(36)
Total mark-to-market on financial instruments designated at fair value	3	—	(4)	(111)	(126)	(238)
Mark-to-market on the related derivatives	—	—	—	67	117	184
Net realized gain on the related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$(4)	$(28)	$(9)	$(38)

Three Months Ended June 30, 2015
Interest rate and other components(1)	$—	$—	$(2)	$132	$212	$342
Credit risk component(2)(3)	2	—	—	48	(72)	(22)
Total mark-to-market on financial instruments designated at fair value	2	—	(2)	180	140	320
Mark-to-market on the related derivatives	—	—	—	(127)	(154)	(281)
Net realized gain on the related long-term debt derivatives	—	—	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$2	$—	$(2)	$70	$(14)	$56

Six Months Ended June 30, 2016
Interest rate and other components(1)	$—	$5	$1	$(197)	$(162)	$(353)
Credit risk component(2)(3)	—	—	—	108	46	154
Total mark-to-market on financial instruments designated at fair value	—	5	1	(89)	(116)	(199)
Mark-to-market on the related derivatives	—	—	—	194	151	345
Net realized gain on the related long-term debt derivatives	—	—	—	32	—	32
Gain (loss) on instruments designated at fair value and related derivatives	$—	$5	$1	$137	$35	$178

Six Months Ended June 30, 2015
Interest rate and other components(1)	$—	$—	$(2)	$50	$(76)	$(28)
Credit risk component(2)(3)	(8)	—	—	118	(43)	67
Total mark-to-market on financial instruments designated at fair value	(8)	—	(2)	168	(119)	39
Mark-to-market on the related derivatives	—	—	—	(57)	125	68
Net realized gain on the related long-term debt derivatives	—	—	—	34	—	34
Gain (loss) on instruments designated at fair value and related derivatives	$(8)	$—	$(2)	$145	$6	$141

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)
During the three months ended June 30, 2016, the loss in the credit risk component for long-term debt was attributable to the tightening of our own credit spreads while the gains during the six months ended June 30, 2016 was attributable to the widening of our own credit spreads. During the three and six months ended June 30, 2015, the gains in the credit risk component for long-term debt were attributable to the widening of our own credit spreads.

HSBC USA Inc.

(3)
During the three months ended June 30, 2016, the gain in the credit risk component for hybrid instruments was attributable to the widening of credit spreads on structured deposits, partially offset by the tightening of our own credits spreads related to structured notes. During the six months ended June 30, 2016, the gains in the credit risk component for hybrid instruments was attributable to the widening of our own credit spreads related to structured notes, partially offset by the tightening of credit spreads on structured deposits. During the three and six months ended June 30, 2015, the losses in the credit risk component for hybrid instruments were attributable to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits, partially offset by the widening of credit spreads on structured deposits and, in the year-to-date period, the widening of our own credit spreads related to structured notes.

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended June 30	2016	2015
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$44	$130
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $135 million and $(117) million, respectively	223	(198)
Reclassification adjustment for gains realized in net income, net of tax of $(13) million and $(13) million, respectively(1)	(23)	(22)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $4 million and $4 million, respectively(2)	8	7
Total other comprehensive income (loss) for period	208	(213)
Balance at end of period	252	(83)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(215)	(175)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(10) million and $19 million, respectively	(14)	30
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $1 million, respectively(3)	3	1
Total other comprehensive income (loss) for period	(11)	31
Balance at end of period	(226)	(144)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(3)	(2)
Total accumulated other comprehensive income (loss) at end of period	$23	$(229)

HSBC USA Inc.

Six Months Ended June 30,	2016	2015
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(234)	$158
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $308 million and $(128) million, respectively	515	(217)
Reclassification adjustment for gains realized in net income, net of tax of $(24) million and $(22) million, respectively(1)	(41)	(36)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $7 million and $7 million, respectively(2)	12	12
Total other comprehensive income (loss) for period	486	(241)
Balance at end of period	252	(83)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(170)	(156)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(38) million and $7 million, respectively	(62)	9
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $2 million, respectively(3)	6	3
Total other comprehensive income (loss) for period	(56)	12
Balance at end of period	(226)	(144)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	(3)
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million	—	1
Total other comprehensive income for period	—	1
Balance at and end of period	(3)	(2)
Total accumulated other comprehensive income (loss) at end of period	$23	$(229)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income (loss).

(2)
Amount amortized to net income is included in interest income in our consolidated statement of income (loss). During 2014, we transferred securities from available-for-sale to held-to-maturity. At the date of transfer, AOCI included net pretax unrealized losses of $234 million related to the transferred securities which will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

(3)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income (loss).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest cost on projected benefit obligation	17	16	35	33
Expected return on plan assets	(22)	(23)	(42)	(46)
Amortization of net actuarial loss	9	10	19	19
Administrative costs	2	1	3	3
Pension expense	$6	$4	$15	$9
Higher pension expense during the three and six months ended June 30, 2016 was due primarily to a lower expected return on plan assets which reflects market conditions and a shift to more fixed income securities in the investment portfolio to better match pension liabilities.

HSBC USA Inc.

Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest cost on accumulated benefit obligation	$—	$—	$1	$1
Net periodic postretirement benefit cost	$—	$—	$1	$1

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

	June 30, 2016	December 31, 2015
	(in millions)
Assets:
Cash and due from banks	$172	$169
Interest bearing deposits with banks	280	244
Securities purchased under agreements to resell(1)	4,000	4,000
Trading assets(2)	19,795	18,632
Loans	5,072	4,815
Other(3)	229	458
Total assets	$29,548	$28,318
Liabilities:
Deposits	$22,589	$13,486
Trading liabilities(2)	21,632	19,496
Short-term borrowings	2,449	2,004
Long-term debt	1,830	1,827
Other(3)	274	346
Total liabilities	$48,774	$37,159

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Income/(Expense):
Interest income	$30	$28	$60	$58
Interest expense	(35)	(8)	(64)	(22)
Net interest income	(5)	20	(4)	36
Trading revenue	956	221	799	369
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	26	18	48	37
HSBC Finance Corporation	8	13	21	29
HSBC Markets (USA) Inc. ("HMUS")	4	6	10	13
Other HSBC affiliates	13	16	26	30
Total servicing and other fees from HSBC affiliates	51	53	105	109
Gain (loss) on instruments designed at fair value and related derivatives	79	(128)	35	130
Support services from HSBC affiliates:
HMUS	(55)	(69)	(108)	(133)
HSBC Technology & Services (USA) ("HTSU")	(253)	(264)	(482)	(504)
Other HSBC affiliates	(47)	(52)	(85)	(100)
Total support services from HSBC affiliates	(355)	(385)	(675)	(737)
Stock based compensation expense with HSBC(1)	(11)	(15)	(17)	(28)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At June 30, 2016 and December 31, 2015, long-term debt with affiliates reflected $1.0 billion in floating rate senior debt and $0.9 billion in floating rate subordinated debt with HSBC North America. These borrowings mature in December 2016 and May 2025, respectively.
We have a $150 million uncommitted line of credit with HSBC North America Inc. although there was no outstanding balance at either June 30, 2016 or December 31, 2015.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2016 and December 31, 2015, we have the following loan balances outstanding with HSBC affiliates:

	June 30, 2016	December 31, 2015
	(in millions)
HSBC Finance Corporation	$3,013	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	588	978
HSBC Mexico S.A.	725	725
Regency Assets Limited ("Regency")(1)	729	58
Other short-term affiliate lending	17	40
Total loans	$5,072	$4,815

(1)	An asset-backed commercial paper conduit consolidated by an HSBC affiliate.
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2016. The credit agreement allows for borrowings with maturities of

HSBC USA Inc.

up to 5 years. At both June 30, 2016 and December 31, 2015, $3.0 billion was outstanding under this credit agreement with $0.5 billion maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. We have also extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance at either June 30, 2016 or December 31, 2015. This credit facility expires in May 2017.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $10.7 billion at both June 30, 2016 and December 31, 2015, respectively, of which $588 million and $978 million, respectively, was outstanding. The maturities of the outstanding borrowings range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico S.A. in the amount of $1.2 billion at both June 30, 2016 and December 31, 2015, of which $725 million was outstanding at both June 30, 2016 and December 31, 2015, respectively. The outstanding balances mature in 2018.
Regency HUSI is committed to provide liquidity facilities to backstop the liquidity risk in Regency in relation to assets originated in the United States. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.8 billion and $3.4 billion at June 30, 2016 and December 31, 2015, respectively, which is less than half of Regency's total liquidity facilities. At June 30, 2016 and December 31, 2015, $729 million and $58 million, respectively, was outstanding under these facilities. These borrowings mature at various stages between 2016 and 2017.
We have extended lines of credit to various other HSBC affiliates totaling $3.1 billion which did not have any outstanding balances at either June 30, 2016 and December 31, 2015.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2016 and December 31, 2015, there were $17 million and $40 million, respectively, of these loans outstanding.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $978.1 billion and 1,004.1 billion at June 30, 2016 and December 31, 2015, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $13 million and $216 million at June 30, 2016 and December 31, 2015, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $636 million and $696 million at June 30, 2016 and December 31, 2015, respectively) that we purchased from HSBC Finance in 2003 and 2004.

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

HSBC USA Inc.

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $15 million and $31 million during the three and six months ended June 30, 2016, respectively, compared with $14 million and $29 million during the three and six months ended June 30, 2015, respectively.
During the second quarter of 2016, HSBC USA issued $1,265 million of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America. See Note 16, "Retained Earnings and Regulatory Capital Requirements," for additional details.

15. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global businesses and business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB").
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment increased $8 million and $16 million during the three and six months ended June 30, 2015, respectively. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
During the first half of 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB. We currently anticipate this transfer will occur effective October 1, 2016. Therefore, beginning in the fourth quarter of 2016, we will include the results of the transferred client relationships in the GB&M segment.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis.
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

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(3)	Group Reporting Basis Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2016
Net interest income(1)	$204	$205	$190	$49	$(5)	$—	$643	$(22)	$17	$638
Other operating income	77	67	178	22	(19)	—	325	(14)	(18)	293
Total operating income	281	272	368	71	(24)	—	968	(36)	(1)	931
Loan impairment charges	9	18	150	—	—	—	177	(19)	(24)	134
	272	254	218	71	(24)	—	791	(17)	23	797
Operating expenses(2)	268	166	249	59	63	—	805	(5)	23	823
Profit (loss) before income tax expense	$4	$88	$(31)	$12	$(87)	$—	$(14)	$(12)	$—	$(26)

Three Months Ended June 30, 2015
Net interest income(1)	$199	$207	$132	$50	$(5)	$(3)	$580	$(18)	$64	$626
Other operating income	87	70	219	27	75	3	481	(15)	(63)	403
Total operating income	286	277	351	77	70	—	1,061	(33)	1	1,029
Loan impairment charges	15	4	4	(1)	—	—	22	(27)	(1)	(6)
	271	273	347	78	70	—	1,039	(6)	2	1,035
Operating expenses(2)	313	172	264	58	50	—	857	(9)	2	850
Profit (loss) before income tax expense	$(42)	$101	$83	$20	$20	$—	$182	$3	$—	$185

Six Months Ended June 30, 2016
Net interest income(1)	$405	$418	$366	$100	$(10)	$(2)	$1,277	$(41)	$56	$1,292
Other operating income	157	140	397	45	158	2	899	(84)	(60)	755
Total operating income	562	558	763	145	148	—	2,176	(125)	(4)	2,047
Loan impairment charges	25	31	354	(1)	—	—	409	(88)	(30)	291
	537	527	409	146	148	—	1,767	(37)	26	1,756
Operating expenses(2)	527	328	473	117	89	—	1,534	(11)	26	1,549
Profit (loss) before income tax expense	$10	$199	$(64)	$29	$59	$—	$233	$(26)	$—	$207
Balances at end of period:
Total assets	$20,899	$30,240	$202,708	$8,244	$492	$—	$262,583	$(51,717)	$7	$210,873
Total loans, net	17,791	29,025	21,787	6,555	—	—	75,158	(192)	3,781	78,747
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	31,854	23,685	28,593	13,670	—	—	97,802	(4,994)	40,011	132,819

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(3)	Group Reporting Basis Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)

Six Months Ended June 30, 2015
Net interest income(1)	$400	$404	$250	$99	$(11)	$(8)	$1,134	$(32)	$130	$1,232
Other operating income	175	146	485	51	157	8	1,022	(25)	(130)	867
Total operating income	575	550	735	150	146	—	2,156	(57)	—	2,099
Loan impairment charges	37	14	12	(1)	—	—	62	(13)	(2)	47
	538	536	723	151	146	—	2,094	(44)	2	2,052
Operating expenses(2)	607	328	523	116	77	—	1,651	(26)	2	1,627
Profit (loss) before income tax expense	$(69)	$208	$200	$35	$69	$—	$443	$(18)	$—	$425
Balances at end of period:
Total assets	$20,059	$31,868	$181,541	$8,174	$779	$—	$242,421	$(45,816)	$13	$196,618
Total loans, net	17,111	30,711	24,489	6,498	—	—	78,809	906	3,254	82,969
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	31,139	21,209	30,343	12,766	—	—	95,457	(4,512)	31,602	122,547

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

HSBC USA Inc.

The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$17,959	4.5%	(2)	12.8%	$17,766	4.5%	(2)	12.0%
HSBC Bank USA	19,983	6.5		14.8	19,796	6.5		13.8
Tier 1 capital ratio:
HSBC USA	19,005	6.0		13.6	18,764	6.0		12.6
HSBC Bank USA	22,334	8.0		16.5	22,109	8.0		15.4
Total capital ratio:
HSBC USA	24,404	10.0		17.5	24,425	10.0		16.5
HSBC Bank USA	27,076	10.0		20.0	26,670	10.0		18.6
Tier 1 leverage ratio:
HSBC USA	19,005	4.0	(2)	9.1	18,764	4.0	(2)	9.5
HSBC Bank USA	22,334	5.0		10.9	22,109	5.0		11.6
Risk weighted assets:
HSBC USA	139,883				148,421
HSBC Bank USA	135,389				143,393

(1)
HSBC USA and HSBC Bank USA are categorized as "well-capitalized," as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There are no common equity Tier 1 or Tier 1 leverage ratio components in the definition of a well-capitalized bank holding company. The ratios shown are the regulatory minimum ratios.
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
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by United Kingdom banking regulators, we continue to review the composition of our capital structure. During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.50 percent Non-Cumulative Series H Preferred Stock, at their stated values of $25 per share, $1,000 per share and $1,000 per share, respectively, resulting in a total cash payment of $1,265 million. In connection with these redemptions, HSBC USA issued 1,265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America in exchange for cash consideration of $1,265 million. Dividends on the 6.0 percent Non-Cumulative Series I Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors semi-annually on the first business day of June and December of each year at the stated rate of 6.0 percent. The Series I Preferred Stock may be redeemed at our option, in whole or in part, on or after May 31, 2021 or at any time after we receive notice from the Federal Reserve Board ("FRB") that the Series I Preferred Stock may no longer be included in the calculation of regulatory capital as a result of any subsequent changes in applicable laws, rules or regulations, at a redemption price equal to $1,000,000 per share, plus an amount equal to any declared and unpaid dividends, but only after receipt of written approval from the FRB.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2016 and December 31, 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate on consolidation.

	June 30, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$280	$—	$320	$—
Long-term debt	—	92	—	92
Interest, taxes and other liabilities	—	68	—	68
Total	$280	$160	$320	$160
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at June 30, 2016 and December 31, 2015:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At June 30, 2016
Asset-backed commercial paper conduits	$729	$—	$13,053	$3,808
Structured note vehicles	2,880	10	5,901	5,890
Limited partnership investments	266	192	868	266
Refinancing SPE	983	—	1,252	984
Total	$4,858	$202	$21,074	$10,948
At December 31, 2015
Asset-backed commercial paper conduits	$58	$—	$15,183	$3,362
Structured note vehicles	2,870	8	5,888	5,879
Limited partnership investments	138	121	302	138
Refinancing SPE(1)	1,181	—	1,252	1,181
Total	$4,247	$129	$22,625	$10,560

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
Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to Regency. We also do not provide the majority of the liquidity facilities to Regency. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by Regency. We are not the primary beneficiary and do not consolidate Regency. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $3,808 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.
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
Refinancing SPE We organized and provided loans to a SPE to purchase a senior secured financing facility from the originator designed to finance a third party borrower's acquisition of a portfolio of commercial real estate loans in Mexico. Interest and principal repayments of the prepayable financing facility are dependent on and are secured by the rental cash flows generated from the underlying commercial real estate properties. The financing facility contains additional credit enhancements, including a 15 percent equity subordination in the borrower's capital structure and a financial guarantee over 25 percent of the outstanding balance provided by the borrower's parent.
The SPE is a refinancing vehicle designed to secure term financing from external investors to repay our loans. The loans issued to the SPE are supported by the financing facility and the security interests in the commercial real estate loans and the credit enhancements. The refinancing vehicle is a VIE because it does not have sufficient equity investment at risk to permit the entity to finance the activities without additional subordination provided by any parties. We have a variable interest in the VIE through our ownership of the loans. In view of the purpose and design of the SPE, the overall funding structure, the additional credit enhancements and the risks inherent in the VIE, we concluded the investors absorb an insignificant amount of expected loss and/or benefit in the VIE. Rather, the borrower and its parent take on the risks and benefits in the VIE through the credit enhancements provided to the holder of the financing facility. In addition, the investors do not have the power to direct the activities that most significantly impact the economic performance of the VIE and, therefore, we are not the primary beneficiary of the VIE. The maximum exposure to loss shown in the table above represents our investment in the loans without consideration of any recovery benefits from the credit enhancements.
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

HSBC USA Inc.

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2016 and December 31, 2015. Following the table is a description of the various arrangements.

	June 30, 2016		December 31, 2015
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(1,377)	$77,141	$(2,621)	$91,435
Financial standby letters of credit, net of participations(2)(3)	—	5,584	—	5,842
Performance standby letters of credit, net of participations(2)(3)	—	2,853	—	3,008
Liquidity asset purchase agreements(3)	—	3,808	—	3,362
Total	$(1,377)	$89,386	$(2,621)	$103,647

(1)	Includes $32,683 million and $44,130 million of notional issued for the benefit of HSBC affiliates at June 30, 2016 and December 31, 2015, respectively.

(2)	Includes $1,142 million and $910 million issued for the benefit of HSBC affiliates at June 30, 2016 and December 31, 2015, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(1,377)	$77,141	$(2,621)	$91,435
Buy-protection credit derivative positions	1,424	84,110	2,789	96,635
Net position(1)	$47	$6,969	$168	$5,200

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

HSBC USA Inc.

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At June 30, 2016, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,584 million and $2,853 million, respectively. At December 31, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,842 million and $3,008 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $52 million and $54 million at June 30, 2016 and December 31, 2015, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $50 million and $19 million at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2016 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.3	$38,626	$18,569	$57,195
Structured CDS	0.9	4,834	497	5,331
Index credit derivatives	3.5	4,091	7,348	11,439
Total return swaps	2.4	2,836	340	3,176
Subtotal		50,387	26,754	77,141
Standby Letters of Credit(2)	1.1	5,581	2,856	8,437
Total		$55,968	$29,610	$85,578

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  We provide liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency finances the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency

HSBC USA Inc.

is unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. At June 30, 2016 and December 31, 2015 we had issued $3,808 million and $3,362 million, respectively, of liquidity facilities to provide liquidity support to ABCP conduits. See Note 17, "Variable Interest Entities," for further information.
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
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2016 for additional discussion of related exposure. There have been no significant changes with regards to this exposure since March 31, 2016. The outstanding principal balance on these loans was approximately $4.9 billion and $5.2 billion at June 30, 2016 and December 31, 2015, respectively.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $14 million and $5 million at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the change in our estimated repurchase liability during the three and six months ended June 30, 2016 and 2015 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$16	$23	$17	$27
Increase (decrease) in liability recorded through earnings	(3)	(2)	(3)	(5)
Realized losses	—	—	(1)	(1)
Balance at end of period	$13	$21	$13	$21
Our remaining repurchase liability of $13 million at June 30, 2016 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2016. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Interest bearing deposits with banks	$1,275	$676
Trading assets(1)	2,959	3,802
Securities available-for-sale(2)	12,628	11,092
Securities held-to-maturity	4,089	3,293
Loans(3)	18,325	17,880
Other assets(4)	1,419	1,765
Total	$40,695	$38,508

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,254 million and $1,000 million at June 30, 2016 and December 31, 2015, respectively. The fair value of trading assets that could be sold or repledged was $2,959 million and $3,797 million at June 30, 2016 and December 31, 2015, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $36,014 million and $25,058 million at June 30, 2016 and December 31, 2015, respectively, discussed further below. Of this collateral, $30,314 million and $19,558 million could be sold or repledged at June 30, 2016 and December 31, 2015, respectively, of which $1,104 million and $3,400 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
At June 30, 2016:
Assets:
Securities purchased under resale agreements	$36,014	$1,348	$34,666	$34,641	$—	$25
Liabilities:
Securities sold under repurchase agreements	$5,317	$1,348	$3,969	$3,969	$—	$—

At December 31, 2015:
Assets:
Securities purchased under resale agreements	$25,058	$5,211	$19,847	$19,845	$—	$2
Liabilities:
Securities sold under repurchase agreements	$8,197	$5,211	$2,986	$2,954	$—	$32

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2016 and December 31, 2015:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2016:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,280	$361	$—	$95	$3,581	$5,317

At December 31, 2015:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,764	$3,457	$—	$—	$2,976	$8,197

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2016 and December 31, 2015:

June 30, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$14,739	$14,739	$915	$13,799	$25
Federal funds sold and securities purchased under agreements to resell	33,884	33,884	—	33,884	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	782	782	—	782	—
Non-derivative trading assets	13,989	13,989	3,471	7,438	3,080
Derivatives	5,189	5,189	7	5,157	25
Securities	51,639	52,025	25,898	26,127	—
Commercial loans, net of allowance for credit losses	58,590	59,625	—	—	59,625
Commercial loans designated under fair value option and held for sale	867	867	—	867	—
Commercial loans held for sale	34	34	—	34	—
Consumer loans, net of allowance for credit losses	20,157	19,323	—	—	19,323
Consumer loans held for sale:
Residential mortgages	391	392	—	17	375
Other consumer	77	77	—	—	77
Financial liabilities:
Short-term financial liabilities	$4,725	$4,799	$—	$4,774	$25
Deposits:
Without fixed maturities	113,769	113,769	—	113,769	—
Fixed maturities	11,765	11,763	—	11,763	—
Deposits designated under fair value option	7,285	7,285	—	5,608	1,677
Non-derivative trading liabilities	1,819	1,819	929	890	—
Derivatives	9,286	9,286	28	9,233	25
Short-term borrowings designated under fair value option	2,676	2,676	—	2,676	—
Long-term debt	25,539	26,201	—	26,201	—
Long-term debt designated under fair value option	9,239	9,239	—	8,666	573

HSBC USA Inc.

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$8,494	$8,494	$968	$7,478	$48
Federal funds sold and securities purchased under agreements to resell	19,847	19,847	—	19,847	—
Non-derivative trading assets	11,935	11,935	3,088	5,756	3,091
Derivatives	5,614	5,614	5	5,579	30
Securities	49,797	49,938	21,924	28,014	—
Commercial loans, net of allowance for credit losses	61,674	62,417	—	—	62,417
Commercial loans designated under fair value option and held for sale	151	151	—	151	—
Commercial loans held for sale	1,944	1,958	—	55	1,903
Consumer loans, net of allowance for credit losses	20,331	19,185	—	—	19,185
Consumer loans held for sale:
Residential mortgages	11	11	—	7	4
Other consumer	79	79	—	—	79
Financial liabilities:
Short-term financial liabilities	$3,082	$3,124	$—	$3,076	$48
Deposits:
Without fixed maturities	101,146	101,146	—	101,146	—
Fixed maturities	10,514	10,508	—	10,508	—
Deposits designated under fair value option	6,919	6,919	—	5,052	1,867
Non-derivative trading liabilities	1,049	1,049	363	686	—
Derivatives	6,993	6,993	9	6,957	27
Short-term borrowings designated under fair value option	1,976	1,976	—	1,976	—
Long-term debt	24,338	24,874	—	24,874	—
Long-term debt designated under fair value option	9,171	9,171	—	8,425	746
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of loans. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2016 and December 31, 2015 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since December 31, 2015 reflects the conditions in the housing industry which have continued to show improvement in 2016 due to improvements in property values as well as lower required market yields and increased investor demand for these types of loans.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
June 30, 2016	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Federal funds sold and securities purchased under agreements to resell	$—	$782	$—	$782	$—	$782
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,471	170	—	3,641	—	3,641
Collateralized debt obligations	—	—	201	201	—	201
Asset-backed securities:
Residential mortgages	—	100	—	100	—	100
Student Loans	—	84	—	84	—	84
Corporate and other domestic debt securities	—	1	2,879	2,880	—	2,880
Debt Securities issued by foreign entities:
Corporate	—	41	—	41	—	41
Government-backed	—	3,955	—	3,955	—	3,955
Equity securities	—	14	—	14	—	14
Precious metals trading	—	3,073	—	3,073	—	3,073
Derivatives(2):
Interest rate contracts	70	52,849	3	52,922	—	52,922
Foreign exchange contracts	8	25,202	15	25,225	—	25,225
Equity contracts	—	1,625	145	1,770	—	1,770
Precious metals contracts	33	746	—	779	—	779
Credit contracts	—	2,144	234	2,378	—	2,378
Derivatives netting	—	—	—	—	(77,885)	(77,885)
Total derivatives	111	82,566	397	83,074	(77,885)	5,189
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,898	11,277	—	37,175	—	37,175
Obligations of U.S. states and political subdivisions	—	13	—	13	—	13
Asset-backed securities:
Commercial mortgages	—	6	—	6	—	6
Home equity	—	67	—	67	—	67
Other	—	493	—	493	—	493
Debt Securities issued by foreign entities	—	511	—	511	—	511
Equity securities	—	159	—	159	—	159
Loans(3)	—	867	—	867	—	867
Mortgage servicing rights(4)	—	—	104	104	—	104
Total assets	$29,480	$104,179	$3,581	$137,240	$(77,885)	$59,355
Liabilities:
Domestic deposits(5)	$—	$5,608	$1,677	$7,285	$—	$7,285
Trading liabilities, excluding derivatives	929	890	—	1,819	—	1,819
Derivatives(2):
Interest rate contracts	64	54,575	2	54,641	—	54,641
Foreign exchange contracts	47	23,708	15	23,770	—	23,770
Equity contracts	—	1,507	160	1,667	—	1,667
Precious metals contracts	142	835	—	977	—	977
Credit contracts	—	2,346	46	2,392	—	2,392
Derivatives netting	—	—	—	—	(74,161)	(74,161)
Total derivatives	253	82,971	223	83,447	(74,161)	9,286
Short-term borrowings(5)	—	2,676	—	2,676	—	2,676
Long-term debt(5)	—	8,666	573	9,239	—	9,239
Total liabilities	$1,182	$100,811	$2,473	$104,466	$(74,161)	$30,305

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,088	$167	$—	$3,255	$—	$3,255
Obligations of U. S. States and political subdivisions	—	559	—	559	—	559
Collateralized debt obligations	—	—	221	221	—	221
Asset-backed securities:
Residential mortgages	—	114	—	114	—	114
Student loans	—	89	—	89	—	89
Corporate and other domestic debt securities	—	—	2,870	2,870	—	2,870
Debt Securities issued by foreign entities:
Corporate	—	55	—	55	—	55
Government-backed	—	3,974	—	3,974	—	3,974
Equity securities	—	18	—	18	—	18
Precious metals trading	—	780	—	780	—	780
Derivatives(2):
Interest rate contracts	26	35,241	2	35,269	—	35,269
Foreign exchange contracts	—	24,161	16	24,177	—	24,177
Equity contracts	—	1,687	119	1,806	—	1,806
Precious metals contracts	38	891	—	929	—	929
Credit contracts	—	3,676	209	3,885	—	3,885
Derivatives netting	—	—	—	—	(60,452)	(60,452)
Total derivatives	64	65,656	346	66,066	(60,452)	5,614
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	21,924	12,621	—	34,545	—	34,545
Obligations of U.S. states and political subdivisions	—	348	—	348	—	348
Asset-backed securities:
Commercial mortgages	—	9	—	9	—	9
Home equity	—	75	—	75	—	75
Other	—	89	—	89	—	89
Debt Securities issued by foreign entities	—	546	—	546	—	546
Equity securities	—	161	—	161	—	161
Loans(3)	—	151	—	151	—	151
Mortgage servicing rights(4)	—	—	140	140	—	140
Total assets	$25,076	$85,412	$3,577	$114,065	$(60,452)	$53,613
Liabilities:
Domestic deposits(5)	$—	$5,052	$1,867	$6,919	$—	$6,919
Trading liabilities, excluding derivatives	363	686	—	1,049	—	1,049
Derivatives(2):
Interest rate contracts	28	35,432	1	35,461	—	35,461
Foreign exchange contracts	15	22,405	16	22,436	—	22,436
Equity contracts	—	1,560	202	1,762	—	1,762
Precious metals contracts	39	552	—	591	—	591
Credit contracts	—	3,753	30	3,783	—	3,783
Derivatives netting	—	—	—	—	(57,040)	(57,040)
Total derivatives	82	63,702	249	64,033	(57,040)	6,993
Short-term borrowings(5)	—	1,976	—	1,976	—	1,976
Long-term debt(5)	—	8,425	746	9,171	—	9,171
Total liabilities	$445	$79,841	$2,862	$83,148	$(57,040)	$26,108

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes trading derivative assets of $4,823 million and $5,150 million and trading derivative liabilities of $8,873 million and $6,406 million at June 30, 2016 and December 31, 2015, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2016 and 2015.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2016 and 2015. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2016	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2016	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$210	$(3)	$—	$—	$—	$(6)	$—	$—	$201	$(5)
Corporate and other domestic debt securities	2,873	1	—	5	—	—	—	—	2,879	1
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(55)	31	—	—	—	8	—	1	(15)	24
Credit contracts	177	14	—	—	—	(3)	—	—	188	11
Mortgage servicing rights(3)	117	—	(8)	—	—	(5)	—	—	104	(8)
Total assets	$3,323	$43	$(8)	$5	$—	$(6)	$—	$1	$3,358	$23
Liabilities:
Domestic deposits(4)	$(1,849)	$—	$(21)	$—	$(100)	$218	$(7)	$82	$(1,677)	$(17)
Long-term debt(4)	(646)	—	(18)	—	(54)	84	—	61	(573)	(13)
Total liabilities	$(2,495)	$—	$(39)	$—	$(154)	$302	$(7)	$143	$(2,250)	$(30)

HSBC USA Inc.

	Jan. 1, 2016	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2016	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$221	$(8)	$—	$—	$—	$(12)	$—	$—	$201	$(11)
Corporate and other domestic debt securities	2,870	(1)	—	10	—	—	—	—	2,879	(1)
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(83)	55	—	—	—	12	1	—	(15)	48
Credit contracts	179	16	—	—	—	(7)	—	—	188	8
Mortgage servicing rights(3)	140	—	(24)	—	—	(12)	—	—	104	(24)
Total assets	$3,328	$62	$(24)	$10	$—	$(19)	$1	$—	$3,358	$20
Liabilities:
Domestic deposits(4)	$(1,867)	$—	$(77)	$—	$(164)	$305	$(15)	$141	$(1,677)	$(60)
Long-term debt(4)	(746)	—	8	—	(129)	149	—	145	(573)	3
Total liabilities	$(2,613)	$—	$(69)	$—	$(293)	$454	$(15)	$286	$(2,250)	$(57)

HSBC USA Inc.

	Apr. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$254	$3	$—	$—	$—	$(17)	$—	$—	$240	$—
Corporate and other domestic debt securities	2,848	—	—	7	—	—	—	—	2,855	—
Derivatives, net(2):
Interest rate contracts	20	(20)	1	—	—	—	—	—	1	1
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	43	(27)	—	—	—	(27)	—	1	(10)	(34)
Credit contracts	192	(10)	—	—	—	(3)	—	—	179	(13)
Mortgage servicing rights(3)	140	—	19	—	—	(1)	—	—	158	21
Total assets	$3,497	$(54)	$20	$7	$—	$(48)	$—	$1	$3,423	$(25)
Liabilities:
Domestic deposits(4)	$(1,926)	$—	$14	$—	$(95)	$134	$(22)	$78	$(1,817)	$19
Long-term debt(4)	(642)	—	13	—	(150)	105	—	12	(662)	14
Total liabilities	$(2,568)	$—	$27	$—	$(245)	$239	$(22)	$90	$(2,479)	$33

HSBC USA Inc.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$12	$—	$—	$—	$(25)	$—	$—	$240	$7
Corporate and other domestic debt securities	2,840	—	—	15	—	—	—	—	2,855	—
Derivatives, net(2):
Interest rate contracts	—	—	1	—	—	—	—	—	1	1
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	(4)	—	—	—	(48)	—	—	(10)	(22)
Credit contracts	210	(22)	—	—	—	(9)	—	—	179	(53)
Mortgage servicing rights(3)	159	—	8	—	—	(9)	—	—	158	7
Total assets	$3,504	$(14)	$9	$15	$—	$(91)	$—	$—	$3,423	$(60)
Liabilities:
Domestic deposits(4)	$(1,968)	$—	$(5)	$—	$(184)	$183	$(22)	$179	$(1,817)	$6
Long-term debt(4)	(647)	—	6	—	(237)	184	—	32	(662)	10
Total liabilities	$(2,615)	$—	$1	$—	$(421)	$367	$(22)	$211	$(2,479)	$16

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $397 million and derivative liabilities of $223 million at June 30, 2016 and derivative assets of $387 million and derivative liabilities of $217 million at June 30, 2015.

(3)	See Note 7, "Intangible Assets," and Note 9, "Other Assets Held for Sale," for additional information.

(4)	See Note 11, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2016 and December 31, 2015:

June 30, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	201	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,879	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	12% - 18%
Equity derivative contracts(1)	(15)	Option pricing model	Equity / Equity Index volatility	12% - 46%
			Equity / Equity and Equity / Index correlation	47% - 58%
			Equity dividend yields	0% - 17%
Credit derivative contracts	188	Option pricing model	Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	104	Option adjusted discounted cash flows	Constant prepayment rates	4% - 28%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$87 - $329 per account
Domestic deposits (structured deposits)(1)(2)	(1,677)	Option adjusted discounted cash flows	Implied volatility of currency pairs	12% - 18%
			Equity / Equity Index volatility	12% - 46%
			Equity / Equity and Equity / Index correlation	47% - 58%
Long-term debt (structured notes)(1)(2)	(573)	Option adjusted discounted cash flows	Implied volatility of currency pairs	12% - 18%
			Equity / Equity Index volatility	12% - 46%
			Equity / Equity and Equity / Index correlation	47% - 58%

HSBC USA Inc.

December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	221	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,870	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	18% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	18% - 22%
Equity derivative contracts(1)	(83)	Option pricing model	Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
			Equity dividend yields	0% - 18%
Credit derivative contracts	179	Option pricing model	Correlation of defaults of a portfolio of reference credit names	44% - 47%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	140	Option adjusted discounted cash flows	Constant prepayment rates	11% - 50%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$87 - $329 per account
Domestic deposits (structured deposits)(1)(2)	(1,867)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
Long-term debt (structured notes)(1)(2)	(746)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%

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
Significant Unobservable Inputs for Recurring Fair Value Measurements
Collateralized Debt Obligations ("CDOs")

▪
Prepayment rate - The rate at which borrowers pay off the mortgage loans early. The prepayment rate is affected by a number of factors including the location of the mortgage collateral, the interest rate type of the mortgage loans, borrowers' credit and sensitivity to interest rate movement. The prepayment rate of our CDOs portfolio is close to the mid-point of the range.

▪
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is tilted towards the high end of the range.

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities at June 30, 2016 is about 1.8 times that of CLOs.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 12 percent and 18 percent while the implied volatility for equity/equity or equity/equity index is between 12 percent and 46 percent, respectively, at June 30, 2016. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 5 percent and 5 percent, respectively, at June 30, 2016.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 47 percent and 58 percent at June 30, 2016.

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2016, we transferred $82 million and $141 million of domestic deposits and $61 million and $145 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2016, we transferred $7 million and $15 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2015, we transferred $78 million and $179 million of domestic deposits and $12 million and $32 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during both the three and six months ended June 30, 2015, we transferred $22 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2016 and December 31, 2015. The gains (losses) during the three and six months ended June 30, 2016 and 2015 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2016				Total Gains (Losses) For the Three Months Ended June 30, 2016	Total Gains (Losses) For the Six Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$—	$375	$375	$(11)	$(44)
Consumer loans(2)	—	41	—	41	(4)	(9)
Commercial loans held for sale(3)	—	10	—	10	(3)	(30)
Impaired commercial loans(4)	—	—	533	533	(119)	(302)
Real estate owned(5)	—	23	—	23	3	4
Total assets at fair value on a non-recurring basis	$—	$74	$908	$982	$(134)	$(381)

	Non-Recurring Fair Value Measurements at December 31, 2015				Total Gains (Losses) For the Three Months Ended June 30, 2015	Total Gains (Losses) For the Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$2	$3	$5	$—	$—
Consumer loans(2)	—	133	—	133	(8)	(18)
Commercial loans held for sale(3)	—	55	—	55	(6)	(14)
Impaired commercial loans(4)	—	—	116	116	(16)	(15)
Real estate owned(5)	—	22	—	22	1	2
Total assets at fair value on a non-recurring basis	$—	$212	$119	$331	$(29)	$(45)

(1)
At June 30, 2016 and December 31, 2015, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy, including certain residential mortgage loans which were transferred to held for sale during the first half of 2016 for which significant inputs in estimating fair value were unobservable and, to a lesser extent, certain residential mortgage loans held for sale for which the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral.

(3)	At June 30, 2016 and December 31, 2015, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2016 and December 31, 2015:

At June 30, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$375	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	30% - 100%
		including collateral values and market discount rate	Market discount rate	8% - 14%
Impaired commercial loans	533	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%

At December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$3	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	116	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 70%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage loans held for sale represent residential mortgage loans which were transferred to held for sale during the first half of 2016 and, to a lesser extent, subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for residential mortgage loans held for sale was approximately 75 percent at June 30, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 27 percent at June 30, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $52 million and $54 million at June 30, 2016 and December 31, 2015, respectively.
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

•
Equity securities – Except for certain legacy investments in hedge funds, fair value measurements are determined based on quoted prices for the identical security. For hedge fund investments, we receive monthly statements from the investment manager with the estimated fair value.

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at June 30, 2016:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$53	$—	$53
	Residential mortgages - Subprime	42	—	42
	Student loans	84	—	84
	Total AAA -A	179	—	179
BBB -B	Collateralized debt obligations	—	201	201
CCC-Unrated	Residential mortgages - Subprime	5	—	5
		$184	$201	$385
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$6	$—	$6
	Home equity - Alt A	67	—	67
	Other	493	—	493
	Total AAA -A	$566	$—	$566

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
Mortgage servicing rights - We elected to measure residential mortgage servicing rights at fair value and, prior to March 2016, classified them as intangible assets. In March 2016, we initiated an active program to sell our remaining MSRs portfolio and reclassified them to held for sale within other assets. The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimate of the prepayment speed of the mortgage loans, current cost to service and discount rates which are unobservable.
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

HSBC USA Inc.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2016 (the "2016 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2015 Form 10-K and our 2016 First Quarter Form 10-Q are reported herein.
In addition to the matters described below, and in our 2015 Form 10-K and our 2016 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2016 First Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $200 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Based on the facts currently known, in respect of each of the below investigations as well as for the investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2016 First Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Credit Card Litigation In June 2016, the U.S. Court of Appeals for the Second Circuit issued a decision vacating class certification and approval of the class settlement in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720 (E.D.N.Y.), concluding the class was inadequately represented by their counsel in violation the Federal Rule of Civil Procedure governing class actions as well as the Due Process Clause of the U.S. Constitution. Specifically, the Court held that there was a conflict between two different but overlapping settlement classes: (1) a so-called opt-out class, which permitted individual class members to forgo their share of the monetary relief and pursue individual claims; and (2) a non-opt-out class of merchants, including future merchants that do not currently exist, which provided injunctive relief mainly in the form of a rule change by Visa and MasterCard to allow merchants to surcharge card transactions until July 20, 2021. We anticipate that the parties will seek further review of the decision.
Lender-Placed Insurance Matters As discussed in our 2015 Form 10-K, in January 2014, HSBC Mortgage Corporation (USA)
and various other HSBC entities agreed to a settlement with the Massachusetts Attorney General concerning allegations of conflict of interest in placement of lender placed insurance and the HSBC entities paid approximately $4 million to be held in escrow until the settlement was finalized. On February 17, 2016, the settlement was finalized by the filing of an Assurance of Discontinuance in the Massachusetts Superior Court. The Massachusetts Attorney General began distributing settlement payments to borrowers in July 2016.
Interest Rate Swaps Litigation
In June 2016, the Judicial Panel on Multi-district Litigation ordered the cases be consolidated as In re Interest Rate Swaps Antitrust Litigation in the U.S. District Court for the Southern District of New York.

HSBC USA Inc.

Benchmark Rate Litigation
HSBC Bank USA, HSBC, HSBC USA, HSBC North America and the Hongkong and Shanghai Banking Corporation Limited have been named as defendants, among others, in a putative class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who transacted in products tied to the Singapore Interbank Offering Rate (“SIBOR”) or Singapore Swap Offer Rate (“SOR”) between January 1, 2007 and December 31, 2011. The complaint, encaptioned Frontpoint Asian Event Driven Fund, L.P., et al. v Citibank, N.A., et al. (Case No. 15-cv-05263), alleges that the defendant banks colluded to rig SIBOR and SOR by collusively making false SIBOR submissions and entering into collusive transactions directly in the swaps market, thereby fixing the prices of SIBOR and SOR based derivatives for their collective financial benefits. The defendants are accused of illegal restraint of trade in violation of the Sherman Act, violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO"), and unjust enrichment. This matter is at a very early stage.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
HSBC Bank USA is not currently in full compliance with the 2010 OCC consent cease-and-desist order. Steps are being taken to address the requirements of that and a similar order with the FRB to establish an effective compliance risk management program across HSBC’s US businesses, including risk management related to the Bank Secrecy Act and Anti-Money Laundering compliance.
Under the terms of the five-year deferred prosecution agreement that HSBC and HSBC Bank USA entered into with, among others, the U.S. Department of Justice (“DOJ”) (the "U.S. DPA"), HSBC and HSBC Bank USA undertook various obligations, including, among others, to continue to cooperate fully with the DOJ in any and all investigations, not to commit any crime under US federal law subsequent to the signing of the agreement, and to retain an independent compliance monitor (the “Monitor”). Through his country-level reviews, the Monitor identified potential anti-money laundering and sanctions issues that the U.S. Department of Justice and HSBC are reviewing further. Additionally, as discussed elsewhere in this Note 20 as well as the 2015 Form 10-K and the 2016 First Quarter Form 10-Q, we are the subject of other ongoing investigations and reviews by the DOJ.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Company, Ltd., et al. On June 30, 2016, the court issued a decision partially granting and partially denying HSBC Bank USA, NA’s motion to dismiss. The court dismissed the RICO claims with prejudice and the UCL claim with leave to amend. The other causes of action remain. The Hong Kong and Shanghai Bank Company’s motion to dismiss remains pending. The case is at an early stage.
Zapata, et al. v. HSBC In June 2016, the HSBC defendants filed motions to transfer the case to the U.S. District Court for the Southern District of New York and to dismiss the action based on lack of personal jurisdiction as to certain defendants.
Telephone Consumer Protection Act Litigation
The HSBC defendants responded to the complaints in the Ahmed v. HSBC Bank USA, National Association and Monteleone v. HSBC Finance Corporation, et al. litigations in July 2016. These actions are at early stages.
Other Regulatory and Law Enforcement Investigations
We and certain other HSBC entities have received requests for information from various regulatory or law enforcement authorities around the world concerning persons and entities believed to be linked to Mossack Fonseca & Co, a service provider of personal investment companies. HSBC is cooperating with the relevant authorities.

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

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, the ASU requires new disclosures, the more significant of which include a) for financial assets measured at cost, information about how an entity developed its allowance, including changes in the factors that influenced the estimate of expected credit losses and

HSBC USA Inc.

the reasons for those changes; b) for financing receivables, further disaggregation of credit quality indicators by year of origination; and c) for AFS debt securities, a rollforward of the allowance for credit losses and an aging analysis of securities that are past due. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting this ASU.
There have been no additional accounting pronouncements issued during the first half of 2016 that are expected to have or could have a significant impact on our financial position or results of operations.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions, a decline in housing prices, a decline in energy prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, unexpected geopolitical events including the decision by the United Kingdom to exit the European Union ("EU"), changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•
capital and liquidity requirements under Basel III, the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR"), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) stress testing ("DFAST"), including the U.S. FRB requirements, when finalized, for U.S. global systemically important banks ("G-SIBs") and U.S. intermediate holding companies ("IHCs") owned by non-US G-SIBs to issue Total Loss-Absorbing Capacity ("TLAC") instruments;

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

HSBC USA Inc.

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
Economic Environment  The U.S. economy continued its overall recovery during the first half of 2016, while consumer sentiment in June 2016 remained relatively flat from December 2015 levels. The stability in the overall sentiment index reflects a gradual improvement in assessments of current conditions and an increasingly more positive view by consumers of their personal finances, offset by an expectation that the slow pace of economic growth will likely put an end to further meaningful declines in the unemployment rate. The prolonged period of low interest rates, however, continues to put pressure on spreads earned on our deposit base. The U.S. economy added approximately 1 million jobs during the first half of 2016 and total unemployment decreased slightly to 4.9 percent at June 30, 2106 as compared with 5.0 percent at December 2015. While long-term unemployment decreased by approximately 5 percent during the first half of 2016, economic headwinds remain as wage growth remains weak, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.6 percent at June 2016, as compared with a rate of 9.9 percent at year-end.
Despite the continued improvement of the U.S. economy, economic uncertainty remains high in many economies outside the U.S., including China as well as Latin America and in particular Brazil, where economic activity continues to be slow, with the decision by the United Kingdom in late June to exit the EU further adding to this global uncertainty. In addition, although the price of oil increased during the first half of 2016, it declined significantly during 2015 and remains depressed compared with historical levels, adding pressure to portfolios where the customer base is heavily centered in commodity-based businesses. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal policy, geopolitical concerns and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three and six months ended June 30, 2016 and 2015 and at June 30, 2016 and December 31, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars are in millions)
Net income (loss)	$(21)	$87	$133	$251
Rate of return on average:
Total assets	—%	.2%	.1%	.3%
Total risk weighted assets	(.1)	.2	.2	.3
Total common shareholder's equity	(.7)	1.4	1.1	2.4
Total shareholders' equity	(.4)	1.7	1.3	2.6
Net interest margin	1.29	1.36	1.33	1.38
Efficiency ratio	88.4	82.6	75.7	77.5
Commercial net charge-off ratio(1)	.57	.20	.39	.12
Consumer net charge-off ratio(1)	.16	.36	.21	.43

(1)	Excludes loans held for sale.

HSBC USA Inc.

	June 30, 2016	December 31, 2015
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.33%	1.10%
Commercial allowance as a percent of loans(1)	1.60	1.25
Consumer allowance as a percent of loans(1)	.54	.65
Consumer two-months-and-over contractual delinquency	4.20	4.56
Loans to deposits ratios(2)	81.96	93.07
Common equity Tier 1 capital to risk weighted assets	12.8	12.0
Tier 1 capital to risk weighted assets	13.6	12.6
Total capital to risk weighted assets	17.5	16.5
Total shareholders' equity to total assets	10.0	10.9

Select Balance Sheet Data
Cash and interest bearing deposits with banks	$14,714	$8,446
Trading assets	18,812	17,085
Securities available-for-sale	38,424	35,773
Loans:
Commercial loans	59,543	62,453
Consumer loans	20,267	20,464
Total loans	79,810	82,917
Deposits	132,819	118,579

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Net income (loss) was a loss of $21 million and income of $133 million during the three and six months ended June 30, 2016, respectively, compared with income of $87 million and $251 million during the three and six months ended June 30, 2015. Net income (loss) in the prior year periods reflects the impact of New York City tax reform which resulted in an increase in tax expense of $48 million during the second quarter of 2015.
Income (loss) before income tax was a loss of $26 million and income of $207 million during the three and six months ended June 30, 2016, respectively, compared with income of $185 million and $425 million during the three and six months ended June 30, 2015. The decrease in income (loss) before income tax during the three and six months ended June 30, 2016 reflects a higher provision for credit losses and lower other revenues, partially offset by lower operating expenses and higher net interest income.
Our reported results in all periods were impacted by certain items management believes to be significant which distorts comparability between periods. Significant items are excluded to arrive at adjusted performance because management would ordinarily identify and consider them separately to better understand underlying business trends. The following table summarizes the impact of these significant items for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Income (loss) before income tax, as reported	$(26)	$185	$207	$425
Fair value movement on own fair value option debt attributable to credit spread	41	(48)	(108)	(118)
Costs to achieve(1)	28	—	31	—
Adjusted performance(2)	$43	$137	$130	$307

(1)	Reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in HSBC's Investor Update of June 2015.

(2)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Excluding the collective impact of the items in the table above, our adjusted performance during the three and six months ended June 30, 2016 declined $94 million and $177 million, respectively, compared with the prior year periods as a higher provision for credit losses in our commercial loan portfolio and lower other revenues driven by lower other income and lower other fees and commissions were partially offset by lower operating expenses and higher net interest income.
See "Results of Operations" for more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In June 2016, voters in the United Kingdom approved a referendum to withdraw its membership from the EU. While we continue to actively monitor our portfolio to ensure that we quickly identify and manage any areas of stress, our United Kingdom and European capital markets exposure is limited, and we currently do not anticipate this decision will have a significant impact on our operations.
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by United Kingdom banking regulators, we continue to review the composition of our capital structure. During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.50 percent Non-Cumulative Series H Preferred Stock, at their stated values of $25 per share, $1,000 per share and $1,000 per share, respectively, resulting in a total cash payment of $1,265 million. In connection with these redemptions, HSBC USA issued 1,265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America in exchange for cash consideration of $1,265 million.
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
As part of this on-going evaluation, during the first quarter of 2016 we decided we no longer have the intent to hold for investment certain residential mortgage loans and adopted a formal program to initiate sale activities for these residential mortgage loans when a loan meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. Under this program, during the three and six months ended June 30, 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $27 million and $524 million, respectively, at the time of transfer. The carrying value of these loans prior to transfer after considering the fair value of the property less costs to sell was approximately $25 million and $433 million, including related escrow advances, during the three and six months ended June 30, 2016, respectively. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios. During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $5 million and $38 million, respectively, associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income (loss). During both the three and six months ended June 30, 2016, we recorded $6 million of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of a change in the estimated pricing on specific pools of loans.
Also in March 2016, we initiated an active program to sell our remaining Mortgage Servicing Rights ("MSRs") portfolio which has been in run-off for several years. As a result, we now consider the MSRs portfolio and related servicing advances, which together totaled $313 million, to be held for sale at June 30, 2016 and reported them in other assets on the consolidated balance sheet. Any sale, which would be subject to regulatory approval, is expected to be completed during the second half of 2016. As the MSRs are carried at fair value and we expect to transfer the related servicing advances to the buyer at near cost, the lower of amortized cost or fair value adjustment recorded associated with this reclassification to held for sale was insignificant.

HSBC USA Inc.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
Group Reporting Basis We report financial information to HSBC in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the IASB and as endorsed by the EU and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income (loss) – U.S. GAAP basis	$(21)	$87	$133	$251
Adjustments, net of tax:
Loan impairment	(3)	3	(25)	17
Loans held for sale	9	—	31	8
Pension and other postretirement benefit costs	2	5	6	6
Reclassification of fair value measured financial assets	1	1	5	1
Loan origination	—	(3)	2	(6)
Property	(3)	(1)	(6)	(4)
Tax valuation allowances	—	(4)	—	(5)
Other	—	(2)	(4)	(17)
Net income (loss) – Group Reporting Basis	(15)	86	142	251
Tax expense – Group Reporting Basis	1	96	91	192
Profit (loss) before tax – Group Reporting Basis	$(14)	$182	$233	$443
Loan impairment charges under the Group Reporting Basis during the three and six months ended June 30, 2016 were greater than under U.S. GAAP due to the default of certain credits where existing loan impairment allowances, prior to default, were lower under the Group Reporting Basis than under U.S. GAAP due to the shorter loss emergence period utilized for computing loan impairment allowances for commercial loans collectively evaluated for impairment under the Group Reporting Basis.
The significant differences between U.S. GAAP and the Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at June 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	June 30, 2016	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$49,380	$21,087	74.5%
Loans, net	78,747	(3,258)	(4.0)
Loans held for sale	1,369	(816)	(37.3)
Trading assets	18,812	1,727	10.1
Securities	51,639	1,842	3.7
Other assets	10,926	2,013	22.6
	$210,873	$22,595	12.0%
Funding sources:
Total deposits	$132,819	$14,240	12.0%
Trading liabilities	10,692	3,237	43.4
Short-term borrowings	7,376	2,381	47.7
Long-term debt	34,778	1,269	3.8
All other liabilities	4,148	933	29.0
Shareholders’ equity	21,060	535	2.6
	$210,873	$22,595	12.0%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments increased since December 31, 2015 driven by our conservative liquidity management practices, where we raise funds in advance of their usage and opportunistically deploy them to maximize returns.

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at June 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	June 30, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$10,973	$973	9.7%
Business and corporate banking	19,075	(41)	(.2)
Global banking(1)	26,357	(3,612)	(12.1)
Other commercial	3,138	(230)	(6.8)
Total commercial	59,543	(2,910)	(4.7)
Consumer loans:
Residential mortgages	17,667	(91)	(.5)
Home equity mortgages	1,511	(89)	(5.6)
Credit cards	668	(31)	(4.4)
Other consumer	421	14	3.4
Total consumer	20,267	(197)	(1.0)
Total loans	79,810	(3,107)	(3.7)
Allowance for credit losses	1,063	151	16.6
Loans, net	$78,747	$(3,258)	(4.0)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $5,072 million and $4,815 million at June 30, 2016 and December 31, 2015, respectively.

Commercial loans decreased compared with December 31, 2015 largely due to paydowns and maturities exceeding new loan originations, primarily in global banking, as we directed efforts on deepening relationships with existing customers along with more focused lending to new customers in order to optimize returns. The decrease also reflects the transfer of certain global banking loans with a carrying value of $1,088 million to held for sale during the first quarter of 2016, partially offset by the transfer of certain commercial real estate loans with a carrying value of $612 million back to held for investment from held for sale during the second quarter of 2016. The decline in other commercial loans was driven by paydowns from two large Private Banking customers.
Consumer loans decreased compared with December 31, 2015 due primarily to the transfer of certain residential mortgage loans with a carrying value of $369 million to held for sale during the first half of 2016 as discussed below, partially offset by an increase in residential mortgage loans as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage"). Home equity mortgages also decreased reflecting net paydowns as our focus continues to shift towards residential mortgage loans. The decline in credit card receivables reflects paydowns while the increase in other consumer loans was driven by growth in personal lending to Private Banking customers.
Prior to 2013, real estate markets in a large portion of the United States had been affected by stagnation or declines in property values for a number of years, however we have seen a general improvement in the loan-to-value ("LTV") ratios for our mortgage loan portfolio in recent years. The following table presents LTVs for our mortgage loan portfolio, excluding mortgage loans held for sale:

	LTVs at June 30, 2016(1)(2)		LTVs at December 31, 2015(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	95.8%	80.9%	94.9%	78.7%
80% < LTV < 90%	2.5	10.4	2.9	11.0
90% < LTV < 100%	1.0	5.8	1.4	6.5
LTV > 100%	0.7	2.9	0.8	3.8
Average LTV for portfolio	54.0	57.8	54.9	59.1

HSBC USA Inc.

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2016 and September 30, 2015, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	June 30, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$—	$(1,895)	(100.0)%
Global banking	901	701	*
Total commercial	901	(1,194)	(57.0)
Consumer loans:
Residential mortgages	391	380	*
Other consumer	77	(2)	(2.5)
Total consumer	468	378	*
Total loans held for sale	$1,369	$(816)	(37.3)%

*	Not meaningful.
Commercial loans held for sale decreased compared with December 31, 2015. During the second quarter of 2016, we sold $1,161 million of certain commercial real estate loans to a third party and recognized a loss on sale of approximately $3 million, including transaction costs. Upon completion of the sale, the remaining loans that were not sold, which had a carrying value of $612 million at June 30, 2016, were transferred back to held for investment as we now intend to hold these loans for the foreseeable future.
During the first quarter of 2016, we transferred certain global banking loans with a carrying value of $1,088 million to held for sale, including a portion of our interest in a large secured bridge loan facility as well as certain other loans which were transferred as part of an effort to optimize returns on risk weighted assets. There was no lower of amortized cost or fair value adjustment recorded associated with these transfers as the transferred loans are performing. During the second quarter of 2016, the large secured bridge loan facility was repaid and replaced with a new term loan facility which had a carrying value of $763 million at June 30, 2016 that we intend to sell through loan participations and have elected to designate under the fair value option.
Global banking commercial loans held for sale includes certain loans which we have elected to designate under the fair value option, which includes commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties (including the $763 million new term loan facility discussed above) and commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of loans held for sale under these programs totaled $867 million and $151 million at June 30, 2016 and December 31, 2015, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
During the three and six months ended June 30, 2016, we recorded lower of amortized cost or fair value adjustments of $4 million and $30 million, respectively, associated with the write-down of global banking loans which were transferred to held for sale prior to 2016 as a component of other income (loss) in the consolidated statement of income (loss).
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

HSBC USA Inc.

Under this program, during the three and six months ended June 30, 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $27 million and $524 million, respectively, at the time of transfer. The carrying value of these loans prior to transfer after considering the fair value of the property less costs to sell was approximately $25 million and $433 million, respectively, including related escrow advances. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios. During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $5 million and $38 million, respectively, associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income (loss). During both the three and six months ended June 30, 2016, we recorded $6 million of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of a change in the estimated pricing on specific pools of loans.
In addition to the residential mortgage sales program discussed above, we sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Also included in residential mortgage loans held for sale are subprime residential mortgage loans with a fair value of $3 million at both June 30, 2016 and December 31, 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance Corporation ("HSBC Finance") with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $55 million and $13 million at June 30, 2016 and December 31, 2015, respectively. The valuation allowance on commercial loans held for sale was $50 million and $21 million at June 30, 2016 and December 31, 2015, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	June 30, 2016	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$10,916	$(239)	(2.1)%
Precious metals	3,073	2,293	*
Derivatives, net(2)	4,823	(327)	(6.3)
	$18,812	$1,727	10.1%
Trading liabilities:
Securities sold, not yet purchased	$929	$530	*
Payables for precious metals	890	240	36.9%
Derivatives, net(3)	8,873	2,467	38.5
	$10,692	$3,237	43.4%

*	Not meaningful.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At June 30, 2016 and December 31, 2015 the fair value of derivatives included in trading assets has been reduced by $4,398 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At June 30, 2016 and December 31, 2015 the fair value of derivatives included in trading liabilities has been reduced by $1,383 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased compared with December 31, 2015 due primarily to decreases in municipal bond and foreign sovereign positions, partially offset by favorable market valuations of foreign sovereign and U.S. Treasury securities. Securities positions are held as economic hedges of interest rate and credit derivative products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased compared with December 31, 2015 due to an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.

HSBC USA Inc.

Precious metals trading assets increased compared with December 31, 2015 driven by increases in our own gold and silver inventory positions held as hedges for client activity as well as higher spot prices. The higher payables for precious metals reflects an increase in borrowing of gold inventory to support client activity levels. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset balances decreased slightly compared with December 31, 2015 as increased netting associated with an increase in central counterparty clearing was largely offset by market movements. Derivative liability balances increased compared with December 31, 2015 as the impact of increased netting was more than offset by market movements. Market movements resulted in higher valuations of interest rate derivatives and, to a lesser extent, foreign exchange derivatives which were partially offset by lower valuations of credit and equity derivatives. Market movements on commodity derivatives were mixed resulting in lower derivative asset valuations, but higher derivative liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity. With regards to securities available for sale, balances will fluctuate between periods depending upon our liquidity position at the time. The increase in balances compared with December 31, 2015 largely reflects net purchases of longer term U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net sales of U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
Other Assets  Other assets includes intangibles and goodwill. Other assets increased compared with December 31, 2015 largely due to higher outstanding settlement balances related to security sales and, to a lesser extent, higher margin requirements related to futures trading, partially offset by lower tax assets. In March 2016, we initiated an active program to sell our remaining MSRs portfolio and, as a result, we now consider the MSRs portfolio and related servicing advances to be held for sale at June 30, 2016. See Note 9, "Other Assets Held for Sale," in the accompanying consolidated financial statements for additional details.
Deposits  The following summarizes deposit balances by major depositor categories at June 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	June 30, 2016	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$117,293	$14,440	14.0%
Domestic and foreign banks	14,081	(85)	(.6)
U.S. government and states and political subdivisions	628	(95)	(13.1)
Foreign governments and official institutions	817	(20)	(2.4)
Total deposits	$132,819	$14,240	12.0%
Total core deposits(1)	$97,752	$7,289	8.1%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2015 driven by higher deposits from affiliates, growth in commercial savings and demand deposits reflecting a focus on deposit growth through a continuation of executing a key strategy to grow our Global Liquidity and Cash Management business and increased wholesale time deposits driven by new issuances. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent client with a dedicated premier relationship manager. Total Premier deposits increased to $24,087 million at June 30, 2016 as compared with $23,498 million at December 31, 2015; and

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

HSBC USA Inc.

Long-Term Debt  Long-term debt increased compared with December 31, 2015 reflecting the impact of debt issuances, including increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt retirements. Debt issuances during the three and six months ended June 30, 2016 totaled $787 million and $2,559 million, respectively, of which $0 million and $1,103 million, respectively, was issued by HSBC Bank USA.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $3 million during the six months ended June 30, 2016. Total debt outstanding under this program was $4,467 million and $4,476 million at June 30, 2016 and December 31, 2015, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $1,456 million of senior structured notes during the six months ended June 30, 2016. Total long-term debt outstanding under this shelf was $21,471 million and $21,415 million at June 30, 2016 and December 31, 2015, respectively.
Borrowings from the FHLB totaled $6,700 million and $5,600 million at June 30, 2016 and December 31, 2015, respectively.
All Other Liabilities  All other liabilities increased compared with December 31, 2015 due primarily to higher outstanding settlement balances related to security purchases and, to a lesser extent, an increase in tax liabilities, partially offset by lower derivative balances associated with hedging activities and lower margin requirements related to futures trading.
Shareholders Equity During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.50 percent Non-Cumulative Series H Preferred Stock, totaling $1,265 million. In connection with these redemptions, HSBC USA issued $1,265 million of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America. See Note 16, "Retained Earnings and Regulatory Capital Requirements," for additional details.

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

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table:

		2016 Compared to 2015 Increase (Decrease)
Three Months Ended June 30,	2016	Volume	Rate	2015
	(dollars are in millions)
Interest income:
Short-term investments	$104	$9	$69	$26
Trading securities	60	(11)	(20)	91
Securities	243	19	(1)	225
Commercial loans	387	3	50	334
Consumer loans	185	6	(2)	181
Other	1	(2)	(11)	14
Total interest income	980	24	85	871
Interest expense:
Deposits	117	7	56	54
Short-term borrowings	21	(2)	12	11
Long-term debt	203	26	4	173
Tax liabilities and other	1	—	(4)	5
Total interest expense	342	31	68	243
Net interest income – taxable equivalent basis	638	$(7)	$17	628
Less: tax equivalent adjustment	—			2
Net interest income – non taxable equivalent basis	$638			$626

Yield on total interest earning assets	1.98%			1.89%
Cost of total interest bearing liabilities	.93			.72
Interest rate spread	1.05			1.17
Benefit from net non-interest paying funds(1)	.24			.19
Net interest margin on average earning assets	1.29%			1.36%

HSBC USA Inc.

		2016 Compared to 2015 Increase (Decrease)
Six Months Ended June 30,	2016	Volume	Rate	2015
	(dollars are in millions)
Interest income:
Short-term investments	$168	$13	$107	$48
Trading securities	145	(28)	(13)	186
Securities	488	38	21	429
Commercial loans	765	26	85	654
Consumer loans	376	12	2	362
Other	19	(5)	(5)	29
Total interest income	1,961	56	197	1,708
Interest expense:
Deposits	222	11	111	100
Short-term borrowings	39	(6)	23	22
Long-term debt	400	42	18	340
Tax liabilities and other	7	—	(1)	8
Total interest expense	668	47	151	470
Net interest income – taxable equivalent basis	1,293	$9	$46	1,238
Less: tax equivalent adjustment	1			6
Net interest income – non taxable equivalent basis	$1,292			$1,232

Yield on total interest earning assets	2.03%			1.90%
Cost of total interest bearing liabilities	.94			.70
Interest rate spread	1.09			1.20
Benefit from net non-interest paying funds(1)	.24			.18
Net interest margin on average earning assets	1.33%			1.38%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income increased during the three and six months ended June 30, 2016 driven primarily by the favorable impact of higher short-term market rates, with the higher variable loan and short-term investment income only partially offset by higher short-term deposit expense and lower interest income from trading securities.
Short-term investments Interest income increased during the three and six months ended June 30, 2016 due to a shift in mix towards higher yielding securities purchased under agreements to resell, higher yields on interest bearing deposits with banks driven by the impact of the Federal Reserve Bank rate increase in December 2015 and, to a lesser extent, higher average balances due to an increase in securities purchased under agreements to resell.
Trading securities Lower interest income during the three and six months ended June 30, 2016 was driven by decreases in higher yielding municipal bond and foreign sovereign positions which resulted in lower average securities balances overall as well as lower yields on foreign sovereign and U.S. Treasury securities. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our customers. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during the three and six months ended June 30, 2016 due primarily to higher average balances driven by net purchases of U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net sales of U.S. Government agency mortgage-backed securities and the sale of certain foreign debt securities. Also contributing to the increase in the year-to-date period was a shift in mix towards longer-term, higher yielding securities.
Commercial loans Interest income increased during the three and six months ended June 30, 2016 driven by higher yields reflecting the impact of rate increases on variable rate products and, to a lesser extent, higher average balances due to loan growth. Although yields are higher compared with the prior year periods, they continue to reflect market conditions and a focus on higher quality lending.

HSBC USA Inc.

Consumer loans Interest income increased during the three and six months ended June 30, 2016 due to higher average balances driven by growth in residential mortgages. Yields on newly originated loans continue to reflect market conditions and a focus on higher quality lending.
Other The decrease in interest income during the three and six months ended June 30, 2016 reflects a lower dividend rate earned on Federal Reserve Bank stock and lower average balances due to a decrease in cash collateral posted.
Deposits Interest expense increased during the three and six months ended June 30, 2016 due primarily to higher rates paid on wholesale time deposits reflecting the impact of rate increases, higher rates paid on savings accounts driven by promotional offers to our retail customers and, to a lesser extent, higher average interest-bearing deposit balances overall.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2016 was driven by higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during the three and six months ended June 30, 2016 largely due to higher average borrowings and, to a lesser extent, higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances since the second quarter of 2015.
Tax liabilities and other Interest expense decreased during the three and six months ended June 30, 2016 reflecting a release of accrued interest associated with tax reserves on estimated exposures.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(3)	$(3)	$—	—%
Business and corporate banking	4	(2)	6	*
Global banking	137	2	135	*
Other commercial	(1)	(3)	2	66.7
Total commercial	$137	$(6)	$143	*
Consumer:
Residential mortgages	(7)	(6)	(1)	(16.7)
Home equity mortgages	(6)	—	(6)	*
Credit card receivables	9	4	5	*
Other consumer	1	2	(1)	(50.0)
Total consumer	(3)	—	(3)	*
Total provision for credit losses	$134	$(6)	$140	*
Provision as a percentage of average loans, annualized	0.6%	—%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$6	$(1)	$7	*
Business and corporate banking	(42)	22	(64)	*
Global banking	333	23	310	*
Other commercial	(4)	(2)	(2)	(100.0)%
Total commercial	293	42	251	*
Consumer:
Residential mortgages	(16)	(6)	(10)	*
Home equity mortgages	(3)	(2)	(1)	(50.0)
Credit cards	14	7	7	100.0
Other consumer	3	6	(3)	(50.0)
Total consumer	(2)	5	(7)	*
Total provision for credit losses	$291	$47	$244	*
Provision as a percentage of average loans, annualized	0.7%	0.1%

*	Not meaningful.
Our provision for credit losses increased $140 million and $244 million during the three and six months ended June 30, 2016, respectively, due to a higher provision for credit losses in our commercial loan portfolio, partially offset by a lower provision for credit losses in our consumer loan portfolio. During the three and six months ended June 30, 2016, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $40 million and $151 million, respectively.
The provision for credit losses in our commercial loan portfolio increased $143 million and $251 million during the three and six months ended June 30, 2016, respectively, driven by higher provisions associated with the downgrade of a single mining customer relationship and, in the year-to-date period, other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including higher provisions associated with mining and other industry loan exposures. We will continue to monitor our exposure with regard to the mining customer relationship discussed above and, as a result, further adjustments to our credit loss reserves may be required in future periods.
The provision for credit losses on residential mortgages including home equity mortgages decreased $7 million and $11 million during the three and six months ended June 30, 2016, respectively, due primarily to a release of reserves driven by improved loss estimates associated with certain home equity mortgages and, in the year-to-date period, a release of reserves related to certain residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers. Lower residential mortgage provision in both periods also reflect the impact of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio, partially offset by the non-recurrence of a reduction to our residential mortgage allowance for credit losses recorded in the prior year periods associated with the remediation of certain mortgage servicing activities.
The provision for credit losses associated with credit cards increased $5 million and $7 million during the three and six months ended June 30, 2016, respectively, as the positive impacts from continued improvements in economic and credit conditions, including improvements in delinquency roll rates, were more pronounced in the prior year periods. While the provision for credit losses associated with other consumer loans was relatively flat during the three months ended June 30, 2016, it decreased $3 million in the year-to-date period as the prior year period reflects the transfer of a small student loan portfolio to held for sale.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit card fees	$13	$11	$2	18.2%
Trust and investment management fees	39	46	(7)	(15.2)
Other fees and commissions	177	190	(13)	(6.8)
Trading revenue	49	24	25	*
Other securities gains, net	36	35	1	2.9
Servicing and other fees from HSBC affiliates	51	53	(2)	(3.8)
Residential mortgage banking revenue	10	15	(5)	(33.3)
Gain (loss) on instruments designated at fair value and related derivatives	(38)	56	(94)	*
Other income (loss):
Valuation of loans held for sale	(12)	(3)	(9)	*
Insurance	6	7	(1)	(14.3)
Miscellaneous income (loss)	(38)	(31)	(7)	(22.6)
Total other income (loss)	(44)	(27)	(17)	(63.0)
Total other revenues	$293	$403	$(110)	(27.3)%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(in millions)
Credit card fees	$27	$21	$6	28.6%
Trust and investment management fees	78	81	(3)	(3.7)
Other fees and commissions	342	372	(30)	(8.1)
Trading revenue	65	57	8	14.0
Other securities gains, net	65	58	7	12.1
Servicing and other fees from HSBC affiliates	105	109	(4)	(3.7)
Residential mortgage banking revenue	27	34	(7)	(20.6)
Gain (loss) on instruments designated at fair value and related derivatives	178	141	37	26.2
Other income (loss):
Valuation of loans held for sale	(71)	(9)	(62)	*
Insurance	10	12	(2)	(16.7)
Miscellaneous income (loss)	(71)	(9)	(62)	*
Total other income (loss)	(132)	(6)	(126)	*
Total other revenues	$755	$867	$(112)	(12.9)%

*	Not meaningful.
Credit card fees  Credit card fees were higher during the three and six months ended June 30, 2016 due primarily to lower cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees decreased during the three and six months ended June 30, 2016 driven by lower investment management fees associated with our Private Banking business reflecting a decline in assets under management.

HSBC USA Inc.

Other fees and commissions  The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Account services	$72	$72	$—	—%
Credit facilities	81	97	(16)	(16.5)
Custodial fees	5	5	—	—
Other fees	19	16	3	18.8
Total other fees and commissions	$177	$190	$(13)	(6.8)%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(in millions)
Account services	$141	$141	$—	—%
Credit facilities	157	173	(16)	(9.2)
Custodial fees	10	8	2	25.0
Other fees	34	50	(16)	(32.0)
Total other fees and commissions	$342	$372	$(30)	(8.1)%
Other fees and commissions decreased in the three and six months ended June 30, 2016 reflecting a slowdown in commercial lending activity compared with the prior year periods which resulted in lower credit facility fees and, in the year-to-date period, lower other fee based income.
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

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$(23)	$(38)	$15	39.5%
Balance Sheet Management	4	(7)	11	*
Foreign exchange	58	57	1	1.8
Precious metals	9	14	(5)	(35.7)
Capital Financing	—	(2)	2	100.0
Other trading	1	—	1	*
Total trading revenue	$49	$24	$25	*

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(in millions)
Business Activities:
Derivatives(1)	$(54)	$(61)	$7	11.5%
Balance Sheet Management	1	(15)	16	*
Foreign exchange	102	113	(11)	(9.7)
Precious metals	20	29	(9)	(31.0)
Capital Financing	(4)	(6)	2	33.3
Other trading	—	(3)	3	100.0
Total trading revenue	$65	$57	$8	14.0%

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue increased during the three and six months ended June 30, 2016 largely driven by the improved performance of derivative products and Balance Sheet Management, partially offset by lower revenue from precious metals and, in the year-to-date period, foreign exchange.
Trading revenue from derivative products improved during the three and six months ended June 30, 2016 reflecting higher new deal activity on our domestic interest rate products, partially offset by the impact of debit valuation adjustments associated with movements in our own credit spreads. While the performance of legacy structured credit products resulted in higher valuation gains during the three months ended June 30, 2016, performance was weaker in the year-to-date period. The negative derivative trading revenue overall is partially offset within net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying referenced assets.
Trading revenue related to Balance Sheet Management activities improved during the three and six months ended June 30, 2016 due to the performance of economic hedge positions used to manage interest rate risk.
Foreign exchange trading revenue was relatively flat during the three months ended June 30, 2016. In the year-to-date period, foreign exchange trading revenue was lower due primarily to lower client trade activity.
Precious metals trading revenue decreased during the three and six months ended June 30, 2016 due to declining trade volumes from reduced investor demand for this asset class.
Capital Financing revenue improved during the three and six months ended June 30, 2016 reflecting lower losses related to valuation adjustments on credit default swap hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2016, we sold $8,632 million and $12,671 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities compared with sales of $3,201 million and $8,692 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. While relatively flat in the three months ended June 30, 2016, other securities gains, net increased in the year-to-date period due primarily to gains from the sale of certain longer term state municipal bonds as we reduced these positions during the first quarter of 2016. The gross realized gains and losses from sales of securities in both periods, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income decreased in the three and six months ended June 30, 2016 reflecting lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance, partially offset by higher income from certain performance based activity and, in the year-to-date period, higher fees related to supporting growth initiatives in the Global Liquidity and Cash Management business.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. Net interest income related to residential mortgage banking is recorded in net interest income in the consolidated statement of income (loss). In March 2016, we initiated an active program to sell our remaining MSRs portfolio and, as a result, we now consider the MSRs portfolio to be held for sale at June 30, 2016.

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Servicing related income:
Servicing fee income	$12	$15	$(3)	(20.0)%
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	(8)	19	(27)	*
Customer payments	(5)	(1)	(4)	*
Trading – Derivative instruments used to offset changes in value of MSRs	12	(18)	30	*
Total servicing related income	11	15	(4)	(26.7)
Originations and sales related loss:
Losses on sales of residential mortgages	(4)	(3)	(1)	(33.3)
Recovery for repurchase obligations	3	1	2	*
Total originations and sales related loss	(1)	(2)	1	50.0
Other mortgage income	—	2	(2)	(100.0)
Total residential mortgage banking revenue	$10	$15	$(5)	(33.3)%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(in millions)
Servicing related income:
Servicing fee income	$25	$30	$(5)	(16.7)%
Changes in fair value of MSRs due to:
Changes in valuation model inputs or assumptions	(24)	8	(32)	*
Customer payments	(12)	(9)	(3)	(33.3)
Trading – Derivative instruments used to offset changes in value of MSRs	43	6	37	*
Total servicing related income	32	35	(3)	(8.6)
Originations and sales related loss:
Losses on sales of residential mortgages	(9)	(9)	—	—
Recovery for repurchase obligations	3	5	(2)	(40.0)
Total originations and sales related loss	(6)	(4)	(2)	(50.0)
Other mortgage income	1	3	(2)	(66.7)
Total residential mortgage banking revenue	$27	$34	$(7)	(20.6)%

*	Not meaningful.
Total residential mortgage banking revenue decreased in the three and six months ended June 30, 2016 largely due to lower servicing fees resulting from the planned run-off of our average serviced portfolio and, in the year-to-date period, a lower recovery for repurchase obligations associated with loans previously sold. As a result of our strategic relationship with PHH Mortgage, we no longer add new volume to our serviced portfolio as all agency eligible loans are sold to PHH Mortgage on a servicing released basis. Net hedged MSRs results were relatively flat in the three and six months ended June 30, 2016 as higher valuation losses associated with declining mortgage rates and the declining servicing portfolio were offset by higher returns from instruments used to hedge changes in the fair value of the MSRs.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and structured deposits. We also

HSBC USA Inc.

use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives decreased in the three months ended June 30, 2016 and increased in the year-to-date period attributable primarily to the movement of our own credit spreads associated with our own debt which tightened in the three month period and widened in the year-to-date period. Both prior-year periods also reflect the non-recurrence of a net loss recorded during the second quarter of 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) decreased during the three and six months ended June 30, 2016 due primarily to losses in the current year periods associated with fair value hedge ineffectiveness compared with gains in the prior year periods and higher losses from valuation write-downs on loans held for sale, partially offset by higher income related to bank owned life insurance. In addition, while we incurred losses in both periods associated with credit default swap protection which largely reflects the hedging of a single client exposure, these losses were higher in the year-to-date period and lower in the three month period.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Salary and employee benefits	$242	$267	$(25)	(9.4)%
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	55	69	(14)	(20.3)
Fees paid to HSBC Technology and Services (USA) ("HTSU")	253	264	(11)	(4.2)
Fees paid to other HSBC affiliates	47	52	(5)	(9.6)
Total support services from HSBC affiliates	355	385	(30)	(7.8)
Occupancy expense, net	57	59	(2)	(3.4)
Other expenses:
Equipment and software	11	13	(2)	(15.4)
Marketing	15	16	(1)	(6.3)
Outside services	25	22	3	13.6
Professional fees	28	31	(3)	(9.7)
Off-balance sheet credit reserves	24	1	23	*
Federal Deposit Insurance Corporation ("FDIC") assessment fee	41	28	13	46.4
Miscellaneous	25	28	(3)	(10.7)
Total other expenses	169	139	30	21.6
Total operating expenses	$823	$850	$(27)	(3.2)%
Personnel - average number	5,612	6,078
Efficiency ratio	88.4%	82.6%
			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Salary and employee benefits	$483	$513	$(30)	(5.8)%
Support services from HSBC affiliates:
Fees paid to HMUS	108	133	(25)	(18.8)
Fees paid to HTSU	482	504	(22)	(4.4)
Fees paid to other HSBC affiliates	85	100	(15)	(15.0)
Total support services from HSBC affiliates	675	737	(62)	(8.4)
Occupancy expense, net	116	115	1.9
Other expenses:
Equipment and software	22	25	(3)	(12.0)
Marketing	28	32	(4)	(12.5)
Outside services	45	43	2	4.7
Professional fees	51	52	(1)	(1.9)
Off-balance sheet credit reserves	30	3	27	*
FDIC assessment fee	74	59	15	25.4
Miscellaneous	25	48	(23)	(47.9)
Total other expenses	275	262	13	5.0
Total operating expenses	$1,549	$1,627	$(78)	(4.8)%
Personnel - average number	5,688	6,067
Efficiency ratio	75.7%	77.5%

*	Not meaningful.

HSBC USA Inc.

Salaries and employee benefits  Salaries and employee benefits were lower during the three and six months ended June 30, 2016 due to lower incentive compensation expense, partially offset by higher pension costs. Despite a decline in the average number of personnel driven by continued cost management efforts including targeted staff reductions across all of our businesses to optimize staffing and improve efficiency as well as a reduction in staff performing residential mortgage servicing activities on behalf of HSBC Finance, the impact of these decreases were offset by the addition of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of the highest and most effective global standards in combating financial crime.
Support services from HSBC affiliates  Support services from HSBC affiliates decreased during the three and six months ended June 30, 2016 due primarily to the favorable impact of cost management efforts including staff optimization in our technology and corporate support service functions, lower compliance costs, and lower costs associated with business systems reflecting the completion of certain projects. A summary of the activities charged to us from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense was relatively flat during the three and six months ended June 30, 2016.
Other expenses  Other expenses increased during the three and six months ended June 30, 2016 reflecting higher off-balance sheet credit reserves due to downgrades and higher deposit insurance assessment fees, partially offset by lower losses associated with card fraud, lower travel expenses, and higher levels of expense capitalization related to internally developed software.
Efficiency ratio  Our efficiency ratio was 88.4 percent and 75.7 percent during the three and six months ended June 30, 2016, respectively, compared with 82.6 percent and 77.5 percent during the prior year periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting which is reported as a component of total other revenues in our consolidated statement of income (loss). Excluding the impact of this item, our efficiency ratio improved during the three and six months ended June 30, 2016 due to lower operating expenses and higher net interest income, partially offset by lower other revenues.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended June 30,	2016		2015
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(9)	35.0%	$65	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	2	(7.7)	1	0.5
Adjustment of tax rate used to value deferred taxes(1)	—	—	53	28.6
Low income housing tax credit investments	—	—	(5)	(2.7)
Other	2	(7.7)	(16)	(8.6)
Total income tax expense (benefit)	$(5)	19.2%	$98	53.0%

Six Months Ended June 30,	2016		2015
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$72	35.0%	$149	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	8	3.9	11	2.6
Adjustment of tax rate used to value deferred taxes(1)	—	—	53	12.5
Low income housing tax credit investments	(8)	(3.9)	(11)	(2.6)
Other	2	1.0	(28)	(6.6)
Total income tax expense	$74	35.7%	$174	40.9%

(1)
For 2015, the amounts mainly relate to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015 which resulted in a decrease to our net deferred tax asset of approximately $48 million in the second quarter of 2015.

In April 2016, the U.S. Treasury and the Internal Revenue Service released proposed regulations aimed at reducing the benefits and limiting the number of corporate tax inversions. The proposed regulations also include provisions intended to reduce the benefits of earnings stripping by addressing the treatment of certain corporate instruments as stock or indebtedness. Under the proposed regulations, certain intercompany indebtedness is subject to recharacterization as equity, which would have several collateral impacts for tax purposes. The proposed regulations were subject to significant comment, and the timing for the issuance

HSBC USA Inc.

of final regulations, and their application, is highly uncertain. We will continue to monitor and review the potential impact of the proposed regulations on HSBC North America and its subsidiary entities including us.

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
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment increased $8 million and $16 million during the three and six months ended June 30, 2015, respectively. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
During the first half of 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB. We currently anticipate this transfer will occur effective October 1, 2016. Therefore, beginning in the fourth quarter of 2016, we will include the results of the transferred client relationships in the GB&M segment.
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply IFRS issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 22, "Business Segments," and under the caption "Basis of Reporting" in the MD&A section of our 2015 Form 10-K.
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
During the first half of 2016, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service that was re-launched in 2014 and offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$204	$199	$5	2.5%
Other operating income	77	87	(10)	(11.5)
Total operating income(1)	281	286	(5)	(1.7)
Loan impairment charges	9	15	(6)	(40.0)
Net operating income	272	271	1.4
Operating expenses	268	313	(45)	(14.4)
Profit (loss) before tax	$4	$(42)	$46	*
			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$405	$400	$5	1.3%
Other operating income	157	175	(18)	(10.3)
Total operating income(1)	562	575	(13)	(2.3)
Loan impairment charges	25	37	(12)	(32.4)
Net operating income	537	538	(1)	(.2)
Operating expenses	527	607	(80)	(13.2)
Profit (loss) before tax	$10	$(69)	$79	*

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of the RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Current account, savings and deposits	$139	$133	$6	4.5%
Mortgages, credit cards and other personal lending	96	104	(8)	(7.7)
Wealth and asset management products	31	35	(4)	(11.4)
Other(2)	15	14	1	7.1
Total operating income	$281	$286	$(5)	(1.7)%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Current account, savings and deposits	$270	$264	$6	2.3%
Mortgages, credit cards and other personal lending	199	207	(8)	(3.9)
Wealth and asset management products	60	67	(7)	(10.4)
Other(2)	33	37	(4)	(10.8)
Total operating income	$562	$575	$(13)	(2.3)%

(2)
Other primarily includes fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and revenue associated with certain residential mortgage loans, which we purchased from HSBC Finance in 2003 and 2004.

Our RBWM segment reported a profit before tax during the three and six months ended June 30, 2016 compared with a loss before tax during the prior year periods driven by higher net interest income, lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Net interest income increased during the three and six months ended June 30, 2016 largely driven by higher net interest income from deposits due to higher average balances and improved spreads, partially offset by lower net interest income from lending. Net interest income from lending declined as the impact from growth in residential mortgage average balances was more than offset by a declining home equity mortgage portfolio and lower spreads.

HSBC USA Inc.

Other operating income decreased during the three and six months ended June 30, 2016 due largely to lower servicing fees resulting from the planned run-off of our average serviced portfolio, lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and, in the year-to-date period, a lower recovery for repurchase obligations associated with loans previously sold.
Loan impairment charges decreased during the three and six months ended June 30, 2016 due primarily to a release of reserves driven by improved loss estimates associated with certain home equity mortgages and, in the year-to-date period, a release of reserves related to certain residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers. Lower loan impairment charges in both periods also reflect the impact of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio, partially offset by the non-recurrence of a reduction to our residential mortgage allowance for credit losses recorded in the prior year periods associated with the remediation of certain mortgage servicing activities.
Operating expenses decreased during the three and six months ended June 30, 2016 driven by lower litigation expense and the impact of continued cost management efforts including targeted staff reductions to optimize staffing and improve efficiency.
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable customers to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, decreased 1 percent across all CMB client groups as compared with the second quarter of 2015 as we directed efforts on deepening relationships with existing customers along with more focused lending to new customers in order to optimize returns. In addition, total quarter-to-date average deposits outstanding increased 8 percent across all CMB client groups as compared with the second quarter of 2015 which reflects executing a key strategy to grow the Global Liquidity and Cash Management business through our international network.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$205	$207	$(2)	(1.0)%
Other operating income	67	70	(3)	(4.3)
Total operating income	272	277	(5)	(1.8)
Loan impairment charges	18	4	14	*
Net operating income	254	273	(19)	(7.0)
Operating expenses	166	172	(6)	(3.5)
Profit before tax	$88	$101	$(13)	(12.9)%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$418	$404	$14	3.5%
Other operating income	140	146	(6)	(4.1)
Total operating income(1)	558	550	8	1.5
Loan impairment charges	31	14	17	*
Net operating income	527	536	(9)	(1.7)
Operating expenses	328	328	—	—
Profit before tax	$199	$208	$(9)	(4.3)%

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit and Lending	$145	$143	$2	1.4%
Global Liquidity and Cash Management, current accounts and savings deposits	101	104	(3)	(2.9)
Global Trade and Receivables Finance	15	21	(6)	(28.6)
Global Banking & Markets products and other	11	9	2	22.2
Total operating income	$272	$277	$(5)	(1.8)%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit and Lending	$296	$279	$17	6.1%
Global Liquidity and Cash Management, current accounts and savings deposits	205	207	(2)	(1.0)
Global Trade and Receivables Finance	31	42	(11)	(26.2)
Global Banking & Markets products and other	26	22	4	18.2
Total operating income	$558	$550	$8	1.5%
Our CMB segment reported a lower profit before tax during the three and six months ended June 30, 2016 largely driven by lower other operating income and higher loan impairment charges, partially offset by lower operating expenses in the three month period and higher net interest income in the year-to-date period.
Net interest income decreased during the three months ended June 30, 2016 due to lower loan balances in Credit and Lending and higher funding costs. This decrease was more than offset in the year-to-date period due to the favorable impacts of growth in deposit balances in Global Liquidity and Cash Management as well as interest rate increases in December 2015 resulting in improved spreads on both deposits and loans.
Other operating income was lower during the three and six months ended June 30, 2016 due primarily to lower fee based income reflecting a slowdown in commercial lending activity compared with the prior year periods.
Loan impairment charges were higher during the three and six months ended June 30, 2016 due to higher loss estimates associated with downgrades reflecting weaknesses in the financial condition of certain customer relationships.
Operating expenses decreased during the three months ended June 30, 2016 driven by the impact of cost management efforts including targeted staff reductions to optimize staffing and improve efficiency. This decrease was partially offset in the three month period and offset in the year-to-date period by higher deposit insurance assessment fees.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$190	$132	$58	43.9%
Other operating income	178	219	(41)	(18.7)
Total operating income(1)	368	351	17	4.8
Loan impairment charges	150	4	146	*
Net operating income	218	347	(129)	(37.2)
Operating expenses	249	264	(15)	(5.7)
Profit (loss) before tax	$(31)	$83	$(114)	*

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$366	$250	$116	46.4%
Other operating income	397	485	(88)	(18.1)
Total operating income(1)	763	735	28	3.8
Loan impairment charges	354	12	342	*
Net operating income	409	723	(314)	(43.4)
Operating expenses	473	523	(50)	(9.6)
Profit (loss) before tax	$(64)	$200	$(264)	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit(2)	$40	$12	$28	*
Rates	8	(42)	50	*
Foreign Exchange and Metals	69	61	8	13.1
Equities	2	57	(55)	(96.5)
Total Global Markets	119	88	31	35.2
Capital Financing	62	38	24	63.2
Global Liquidity and Cash Management	101	101	—	—
Securities Services	5	4	1	25.0
Global Trade and Receivables Finance	14	14	—	—
Balance Sheet Management(3)	89	106	(17)	(16.0)
Debit Valuation Adjustment	(6)	8	(14)	*
Other(4)	(16)	(8)	(8)	(100.0)
Total operating income	$368	$351	$17	4.8%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit(2)	$32	$19	$13	68.4%
Rates	68	(2)	70	*
Foreign Exchange and Metals	123	128	(5)	(3.9)
Equities	38	74	(36)	(48.6)
Total Global Markets	261	219	42	19.2
Capital Financing	124	127	(3)	(2.4)
Global Liquidity and Cash Management	203	191	12	6.3
Securities Services	10	7	3	42.9
Global Trade and Receivables Finance	29	27	2	7.4
Balance Sheet Management(3)	152	170	(18)	(10.6)
Debit Valuation Adjustment	12	16	(4)	(25.0)
Other(4)	(28)	(22)	(6)	(27.3)
Total operating income	$763	$735	$28	3.8%

(2)
Credit includes gains of $20 million and losses of $2 million in the three and six months ended June 30, 2016, respectively, compared with gains of $1 million and $2 million in the three and six months ended June 30, 2015, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)
Includes gains on the sale of securities of $36 million and $62 million in the three and six months ended June 30, 2016, respectively, compared with gains of $35 million and $58 million in the three and six months ended June 30, 2015, respectively.

(4)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
Our GB&M segment reported lower profit before tax during the three and six months ended June 30, 2016 driven by lower other operating income and higher loan impairment charges, partially offset by higher net interest income and lower operating expenses.
Credit revenue improved during the three and six months ended June 30, 2016 due to higher revenue from collateralized financing related activity and, in the three month period, higher valuation gains from the performance of legacy credit products. Changes in the fair value of legacy structured credit products resulted in gains of $20 million and losses of $2 million during the three and six months ended June 30, 2016, respectively, compared with gains of $1 million and $2 million during the prior year periods. Included in the changes in fair value from structured credit products were increases in fair value of $14 million and $13 million during the three and six months ended June 30, 2016, respectively, related to exposures to monoline insurance companies, compared with decreases of $9 million and $5 million during the prior year periods.
Revenue from Rates improved during the three and six months ended June 30, 2016 due primarily to fair value adjustments on certain rate linked structured notes, including the non-recurrence of a loss recorded in the prior year periods related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities and the impact of movements in our own credit spreads, as well as higher new deal activity on domestic interest rate products.

HSBC USA Inc.

Foreign Exchange and Metals revenue increased during the three months ended June 30, 2016 primarily due to higher affiliate income from certain performance based activity. This increase was more than offset in the year-to-date period by lower foreign exchange trading volumes and price volatility as well as lower metals related client activity on domestic interest rate products.
The decrease in Equities during the three and six months ended June 30, 2016 was due primarily to fair value adjustments on certain equity linked structured liabilities, including the impact of movements in our own credit spreads and the non-recurrence of a gain recorded in the prior year periods related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities.
Capital Financing revenue increased during the three months ended June 30, 2016 due to higher net interest income driven by improved loan spreads as well as lower losses associated with credit default swap protection which largely reflects the hedging of a single client exposure, partially offset by lower event financing fees. In the year-to-date period, Capital Financing revenue decreased as higher net interest income was more than offset by lower event financing fees and higher losses associated with credit default swap protection.
Global Liquidity and Cash Management revenue remained flat during the three months ended June 30, 2016 and increased in the year-to-date period driven by higher net interest income from the benefit of higher deposit balances, partially offset by decreased fee income due to lower volumes.
Balance Sheet Management revenue declined during the three and six months ended June 30, 2016 due to higher losses related to the performance of economic hedge positions used to manage interest rate risk, partially offset by higher interest income driven by higher yielding investments, higher gains from asset sales and higher income related to bank owned life insurance.
Debit valuation adjustments resulted in lower revenue during the three and six months ended June 30, 2016 compared with the prior year periods driven by movements of both our own credit spreads and our derivative liability balances.
Loan impairment charges were higher during the three and six months ended June 30, 2016 due to higher loss estimates associated with the downgrade of a single mining customer relationship and, in the year-to-date period, other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including higher loss estimates associated with mining and other industry loan exposures. The increase in the year-to-date period also reflects higher loss estimates associated with oil and gas industry loan exposures, driven primarily by the downgrade of a large customer relationship and the establishment of specific reserves related to two large loans which became impaired.
Operating expenses were lower during the three and six months ended June 30, 2016 due primarily to lower corporate function cost allocations from affiliates.
Private Banking  PB serves high net worth individuals and families with complex needs domestically and abroad.
Client deposit levels increased $904 million or 7 percent as compared with June 30, 2015. Total loans increased $78 million or 1 percent as compared with June 30, 2015 from the mortgage portfolio. Overall period end client assets were $1,919 million lower than June 30, 2015 as increased client deposits levels were more than offset by lower discretionary and fiduciary portfolios which were negatively impacted by client outflows.
The following table provides additional information regarding client assets during the six months ended June 30, 2016 and 2015:

Six Months Ended June 30,	2016	2015
	(in millions)
Client assets at beginning of the period	$42,716	$44,102
Net new money	(836)	1,349
Value change	851	(801)
Client assets at end of period	$42,731	$44,650

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the PB segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$49	$50	$(1)	(2.0)%
Other operating income	22	27	(5)	(18.5)
Total operating income	71	77	(6)	(7.8)
Loan impairment recoveries	—	(1)	1	100.0
Net operating income	71	78	(7)	(9.0)
Operating expenses	59	58	1	1.7
Profit before tax	$12	$20	$(8)	(40.0)%

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$100	$99	$1	1.0%
Other operating income	45	51	(6)	(11.8)
Total operating income	145	150	(5)	(3.3)
Loan impairment recoveries	(1)	(1)	—	—
Net operating income	146	151	(5)	(3.3)
Operating expenses	117	116	1.9
Profit before tax	$29	$35	$(6)	(17.1)%
Our PB segment profit before tax decreased during the three and six months ended June 30, 2016 primarily due to lower other operating income.
Net interest income was relatively flat during the three and six months ended June 30, 2016.
Other operating income decreased during the three and six months ended June 30, 2016 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment recoveries were relatively flat during the three and six months ended June 30, 2016.
Operating expenses were relatively flat during the three and six months ended June 30, 2016.
Other  The other segment primarily includes changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives, income and expense associated with certain affiliate transactions, certain corporate function costs including costs to achieve, adjustments to the fair value of HSBC shares held for stock plans, interest expense associated with certain tax exposures and income associated with other tax related investments.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for the Other segment:

			Increase (Decrease)
Three Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest expense	$(5)	$(5)	$—	—%
Gain on own fair value option debt attributable to credit spread	(41)	48	(89)	*
Other operating income	22	27	(5)	(18.5)
Total operating income	(24)	70	(94)	*
Loan impairment charges	—	—	—	—
Net operating income	(24)	70	(94)	*
Operating expenses	63	50	13	26.0
Profit (loss) before tax	$(87)	$20	$(107)	*

			Increase (Decrease)
Six Months Ended June 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest expense	$(10)	$(11)	$1	9.1%
Gain on own fair value option debt attributable to credit spread	108	118	(10)	(8.5)
Other operating income	50	39	11	28.2
Total operating income	148	146	2	1.4
Loan impairment charges	—	—	—	—
Net operating income	148	146	2	1.4
Operating expenses	89	77	12	15.6
Profit before tax	$59	$69	$(10)	(14.5)%

*	Not meaningful.
Our Other segment reported lower profit before tax during the three and six months ended June 30, 2016 primarily due to lower operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected as well as higher operating expenses driven by higher costs to achieve charges, partially offset by the non-recurrence of losses in the prior year periods associated with non-qualifying hedges.
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

HSBC USA Inc.

are generally based on management judgment under the specific circumstances on a case-by-case basis. In addition, loss reserves on commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the reserve calculations.
Our probability of default estimates for commercial loans are mapped to our credit grade master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ("S&P") ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal review unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency (the "OCC"). On average, it takes approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC's independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.
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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2015 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2016.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars are in millions)
Allowance for credit losses	$1,063	$1,023	$912
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.75%	1.60%	1.35%
Affiliates	—	—	—
Total commercial	1.60	1.46	1.25
Consumer:
Residential mortgages	.28	.31	.38
Home equity mortgages	1.26	1.62	1.50
Credit cards	4.94	4.70	4.58
Other consumer	1.90	2.53	2.21
Total consumer	.54	.60	.65
Total	1.33%	1.25%	1.10%
Net charge-offs:(2)
Commercial(3)	399%	683%	1,217%
Consumer	262	233	205
Total	378%	556%	707%
Nonperforming loans:(1)(4)
Commercial	102%	179%	293%
Consumer	21	23	15
Total	73%	99%	78%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at June 30, 2016 and March 31, 2016 reflect year-to-date net charge-offs, annualized. Ratio at December 31, 2015 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended June 30, 2016 and March 31, 2016 and the year ended December 31, 2015 was 48 months, 82 months and 146 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2016 and 2015.
The allowance for credit losses at June 30, 2016 increased $40 million or 4 percent as compared with March 31, 2016 and increased $151 million or 17 percent as compared with December 31, 2015 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio.
Our commercial allowance for credit losses increased $51 million or 6 percent as compared with March 31, 2016 and increased $174 million or 22 percent as compared with December 31, 2015 primarily due to higher loss estimates associated with the downgrade of a single mining customer relationship and, as compared with December 31, 2015, other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including higher loss estimates associated with mining and other industry loan exposures. These increases in both periods were partially offset by a release of reserves associated with the sale of a large impaired oil and gas industry loan during the second quarter of 2016.
Our consumer allowance for credit losses decreased $11 million or 9 percent as compared with March 31, 2016 and decreased $23 million or 17 percent as compared with December 31, 2015 reflecting a release of reserves driven by improved loss estimates associated with certain home equity mortgages, continued improvements in economic and credit conditions, the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio and, compared with December 31, 2015, lower loss estimates in our residential mortgage loan portfolio driven by a release of reserves related to certain

HSBC USA Inc.

residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at June 30, 2016 increased as compared with both March 31, 2016 and December 31, 2015 due to an increase in the commercial loan percentage, partially offset by a decrease in the consumer loan percentage for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased as compared with both March 31, 2016 and December 31, 2015 due to higher dollars of net charge-offs in our commercial loan portfolio driven by the sale of a large impaired oil and gas industry loan during the second quarter of 2016, partially offset by lower dollars of net charge-offs in our consumer loan portfolio and an increase in our overall allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	June 30, 2016		March 31, 2016		December 31, 2015
	(dollars are in millions)
Commercial(1)	$953	74.6%	$902	75.4%	$779	75.3%
Consumer:
Residential mortgages	50	22.2	55	21.5	68	21.5
Home equity mortgages	19	1.9	25	1.9	24	1.9
Credit cards	33.8		31.8		32.8
Other consumer	8.5		10.4		9.5
Total consumer	110	25.4	121	24.6	133	24.7
Total	$1,063	100.0%	$1,023	100.0%	$912	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	June 30, 2016	March 31, 2016	December 31, 2015
	(in millions)
Off-balance sheet credit risk reserve	$120	$103	$99
The increase in off-balance sheet reserves at June 30, 2016 as compared with both March 31, 2016 and December 31, 2015 reflects the impact of downgrades during the first half of 2016. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars are in millions)
Delinquent loans:
Commercial	$42	$49	$91
Consumer:
Residential mortgages(1)(2)	801	835	858
Home equity mortgages(1)(2)	49	48	56
Credit cards	12	13	13
Other consumer	9	10	11
Total consumer	871	906	938
Total	$913	$955	$1,029
Delinquency ratio:
Commercial	.07%	.08%	.14%
Consumer:
Residential mortgages(1)(2)	4.44	4.66	4.83
Home equity mortgages(1)(2)	3.24	3.11	3.50
Credit cards	1.80	1.97	1.86
Other consumer	1.81	2.11	2.26
Total consumer	4.20	4.40	4.56
Total	1.12%	1.12%	1.21%

(1)
At June 30, 2016, March 31, 2016 and December 31, 2015, consumer mortgage loan delinquency includes $735 million, $765 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $361 million, $375 million and $3 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2016	March 31, 2016	December 31, 2015
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$58	$68	$63
ARM loans	241	252	253
Delinquency ratio:
Interest-only loans	1.58%	1.88%	1.73%
ARM loans	1.96	2.06	2.08
Compared with March 31, 2016 and December 31, 2015, our two-months-and-over contractual delinquency ratio was flat and decreased 9 basis points, respectively, as lower dollars of delinquency in both our commercial and consumer loan portfolios were offset compared with March 31, 2016, and partially offset compared with December 31, 2015, by lower outstanding loan balances primarily in our commercial loan portfolio. Compared with March 31, 2016 and December 31, 2015, our commercial two-months-and-over contractual delinquency ratio decreased 1 basis point and 7 basis points, respectively, largely due to improved collections and, as compared with December 31, 2015, the charge-off of certain business and corporate banking loans. These decreases in both periods were partially offset by lower outstanding loan balances. Our consumer loan two-month-and-over contractual delinquency ratio decreased 20 basis points and 36 basis points from March 31, 2016 and December 31, 2015, respectively, due primarily to lower levels of residential mortgage loan delinquency driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio and, as compared with December 31, 2015, lower levels of home equity mortgage loan delinquency due to improved collections. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to Real Estate Owned remaining in the loan account and, consequently, in delinquency.

HSBC USA Inc.

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
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	June 30, 2016	March 31, 2016	June 30, 2015
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$—	$—	$(2)
Business and corporate banking	8	26	33
Global banking	78	7	—
Other commercial	—	—	—
Total commercial	86	33	31
Consumer:
Residential mortgages	(2)	4	6
Home equity mortgages	—	2	2
Credit cards	7	6	6
Other consumer	3	1	4
Total consumer	8	13	18
Total	$94	$46	$49
Net Charge-off Ratio:
Commercial:
Construction and other real estate	—%	—%	(.07)%
Business and corporate banking	.17	.53	.67
Global banking	1.12	.09	—
Other commercial	—	—	—
Total commercial	.57	.21	.20
Consumer:
Residential mortgages	(.05)	.09	.14
Home equity mortgages	—	.51	.47
Credit cards	4.23	3.58	3.51
Other consumer	2.87	.99	3.78
Total consumer	.16	.26	.36
Total	.47%	.22%	.24%
 Our net charge-off ratio as a percentage of average loans for the quarter ended June 30, 2016 increased 25 basis points and 23 basis points compared with the quarters ended March 31, 2016 and June 30, 2015, respectively, primarily due to higher levels of net charge-offs in our commercial loan portfolio, partially offset by lower levels of net charge-offs in our consumer loan portfolio. The increase in commercial net charge-offs reflects higher charge-offs in global banking driven by the sale of a large impaired oil and gas industry loan during the second quarter of 2016, partially offset by lower levels of net charge-offs in business and corporate banking as the prior quarter reflects charge-offs largely driven by two customer relationships and the year-ago quarter reflects charge-offs largely driven by a single customer relationship. The decrease in consumer net charge-offs was driven by lower charge-offs in residential mortgages and home equity mortgages due to continued improvement in economic and credit conditions, including the impact of lower levels of delinquency on accounts less than 180 days delinquent, as well as the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio and, compared with the year-ago quarter,

HSBC USA Inc.

continued improvements in housing market conditions. The lower charge-offs in residential mortgages also reflect the impact of the transfer of certain residential mortgage loans to held for sale during the first half of 2016.
Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2016	March 31, 2016	December 31, 2015
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$47	$53	$53
Business and corporate banking	238	199	167
Global banking	643	250	44
Other commercial	1	1	1
Commercial nonaccrual loans held for sale	57	—	26
Total commercial	986	503	291
Consumer:
Residential mortgages(1)(2)(3)(4)	437	447	814
Home equity mortgages(1)(2)	73	71	71
Consumer nonaccrual loans held for sale(4)	376	377	3
Total consumer	886	895	888
Total nonaccruing loans	1,872	1,398	1,179
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	9	9	9
Other consumer	7	7	7
Total consumer	16	16	16
Total accruing loans contractually past due 90 days or more	17	17	17
Total nonperforming loans	1,889	1,415	1,196
Other real estate owned(5)	31	32	29
Total nonperforming assets	$1,920	$1,447	$1,225

(1)
At June 30, 2016, March 31, 2016 and December 31, 2015, nonaccrual consumer mortgage loans held for investment include $428 million, $451 million and $768 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)
The trend in nonaccrual loans reflects the impact of the transfers of certain residential mortgage loans with a carrying value of $24 million and $369 million to held for sale during the three and six months ended June 30, 2016, respectively.

(5)	Includes less than $1 million of commercial other real estate owned at June 30, 2016, March 31, 2016 and December 31, 2015.
Nonaccrual loans at June 30, 2016 increased as compared with both March 31, 2016 and December 31, 2015 primarily due to higher levels of commercial nonaccrual loans. The increase in commercial nonaccrual loans as compared with both March 31, 2016 and December 31, 2015 was driven by the downgrade of a single mining customer relationship as well as other downgrades reflecting weaknesses in the financial condition of certain customer relationships, predominantly oil and gas, and mining industry related. Our consumer nonaccrual loans decreased modestly compared with March 31, 2016 and was relatively flat compared with December 31, 2015. The decrease from March 31, 2016 was driven by continued improvements in economic and credit conditions, which was largely offset compared with December 31, 2015 by the increase associated with the transfer of certain residential mortgage loans to held for sale which reflect associated escrow advances. Residential mortgage nonaccrual loan levels continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more remained relatively flat compared with both March 31, 2016 and December 31, 2015.

HSBC USA Inc.

Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans, as well as certain other commercial credit quality indicators. Commercial impaired loans, including TDR Loans, increased as compared with both March 31, 2016 and December 31, 2015 largely due to higher nonaccrual loans for the reasons discussed above and, to a lesser extent, higher TDR Loans reflecting the restructuring of certain customer relationships.
Concentration of Credit Risk  A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the United States and internationally. In general, we manage the varying degrees of credit risk associated with on and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is our policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management’s credit evaluation. As with any nonconforming and non-prime loan products, we utilize high underwriting standards and price these loans in a manner that is appropriate to compensate for higher risk. We do not offer teaser rate mortgage loans.
Our loan portfolio includes the following types of loans:

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.

•	Adjustable rate mortgage ("ARM") loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2016 and December 31, 2015. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2016	December 31, 2015
	(in millions)
Interest-only residential mortgage loans	$3,669	$3,645
ARM loans(1)	12,290	12,180

(1)	During the remainder of 2016 and during 2017, approximately $245 million and $878 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $391 million and $11 million at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016	December 31, 2015
	(in millions)
Closed end:
First lien	$17,667	$17,758
Second lien	79	89
Revolving(1)	1,432	1,511
Total	$19,178	$19,358

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at June 30, 2016 and December 31, 2015 for our real estate secured loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2016:
New York State	28.3%	32.5%
California	21.0	37.9
North Central United States	3.0	3.9
North Eastern United States, excluding New York State	8.3	8.8
Southern United States	25.9	12.4
Western United States, excluding California	5.2	4.5
Mexico	8.3	—
Total	100.0%	100.0%
December 31, 2015:
New York State	27.6%	32.8%
California	20.0	36.9
North Central United States	3.1	4.2
North Eastern United States, excluding New York State	8.9	8.9
Southern United States	25.8	12.8
Western United States, excluding California	5.7	4.4
Mexico	8.9	—
Total	100.0%	100.0%
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
The table below presents total credit risk exposure calculated using the Basel III Standardized Approach regulatory capital rules published by U.S. banking regulatory agencies which includes the net positive mark-to-market of the derivative contracts plus any adjusted potential future exposure as measured in reference to the notional amount. The regulatory capital rules recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk weighted assets when netting requirements have been met. As a result, risk weighted amounts for regulatory capital purposes are a portion of the original gross exposures.

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

	June 30, 2016	December 31, 2015
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure(1)	$32,273	$33,890
Less: collateral held against exposure	6,727	6,564
Net credit risk exposure	$25,546	$27,326

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
During the first half of 2016, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
In December 2015, HSBC submitted its full resolution plan to the FRB and the FDIC as required under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA submitted its full resolution plan as required under the Federal Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). As of the date of this report, HSBC had not received formal feedback on the 2015 plans from the agencies. In March 2015, the FRB and the FDIC announced the completion of their reviews of the second round of resolution plans submitted in 2014 by three foreign banking organizations ("FBOs"), including the HSBC resolution plan submitted in 2014 (the “2014 Plan”). Although the FRB and FDIC noted some improvements from the original plans submitted by these filers in 2013, the agencies also jointly identified specific shortcomings with the 2014 resolution plans, including the 2014 Plan, that were to be addressed with the 2015 annual submissions. In addition, the FDIC board of directors stated in a press release that the 2014 resolution plans submitted by these filers, including the 2014 Plan, are not credible and do not facilitate an orderly resolution under the U.S. Bankruptcy Code (although the FRB did not make such a determination or join in this public statement). In April 2016, the eight largest domestic banks received formal feedback from the FRB and FDIC, which included the public disclosure of deficiencies and shortcomings noted by the joint agencies on the firms' full resolution plans filed in July 2015. These firms must remedy their jointly identified deficiencies by October 1, 2016. Shortcomings must be remediated by the next full submission of the firms' resolution plans on July 1, 2017. In addition, the four largest FBOs were granted a one year extension to complete their full resolution plans by July 1, 2017. As of the date of this report, none of the FBOs required to submit plans received formal feedback on their 2015 submissions. In July 2016, the FDIC informed HSBC Bank USA that its 2016 annual submission date for the IDI Plan will be extended to December 31, 2017 and the 2016 resolution reporting requirement will be satisfied by the submission of the 2017 IDI Plan. In addition, in August 2016, the FRB and FDIC publicly announced that the 2016 annual submission date for the HSBC SIFI Plan will be extended to December 31, 2017.
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision ("Basel Committee"), together with the impact of similar implementation by United Kingdom banking regulators, we continue to review the composition of our capital structure. As discussed below, during the second quarter of 2016, we replaced certain preferred equity instruments that receive less favorable treatment under the rules with new Basel III compliant instruments.
Interest Bearing Deposits with Banks  totaled $13,799 million and $7,478 million at June 30, 2016 and December 31, 2015, respectively, of which $12,989 million and $6,708 million, respectively, were held with the Federal Reserve Bank. Balances may

HSBC USA Inc.

fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell  totaled $34,666 million and $19,847 million at June 30, 2016 and December 31, 2015, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Trading Assets includes securities totaling $10,916 million and $11,155 million at June 30, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $51,639 million and $49,797 million at June 30, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings  totaled $7,376 million and $4,995 million at June 30, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits  totaled $132,819 million and $118,579 million at June 30, 2016 and December 31, 2015, respectively, which included $97,752 million and $90,463 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt  increased to $34,778 million at June 30, 2016 from $33,509 million at December 31, 2015. The following table presents the maturities of long-term debt at June 30, 2016:

(in millions)
2016	$1,711
2017	5,701
2018	9,077
2019	4,218
2020	6,487
Thereafter	7,584
Total	$34,778
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2016 and 2015:

Six Months Ended June 30,	2016	2015
	(in millions)
Long-term debt issued	$2,559	$12,140
Long-term debt repaid	(1,464)	(8,735)
Net long-term debt issued	$1,095	$3,405
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2016.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At June 30, 2016, we were authorized to issue up to $36,000 million, of which $14,529 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program of which $15,736 million was available at June 30, 2016.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2016, long-term debt included $6,700 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further overnight borrowings of up to $8,923 million.
Preferred Equity  During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.50 percent Non-Cumulative Series H Preferred Stock, totaling $1,265 million. In connection with these redemptions, HSBC USA issued $1,265 million of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America. See Note 16, "Retained Earnings and Regulatory Capital Requirements," for additional details.

HSBC USA Inc.

Common Equity  During the six months ended June 30, 2016, we did not receive any cash capital contributions from HSBC North America Inc. and we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect at June 30, 2016 and December 31, 2015. In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, total capital to risk weighted assets and Tier 1 capital to average consolidated assets (this latter ratio, also known as the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes selected capital ratios for HSBC USA:

	June 30, 2016	December 31, 2015
Common equity Tier 1 capital to risk weighted assets	12.8%	12.0%
Tier 1 capital to risk weighted assets	13.6	12.6
Total capital to risk weighted assets	17.5	16.5
Tier 1 capital to average consolidated assets (Tier 1 leverage ratio)	9.1	9.5
Total equity to total assets	10.0	10.9
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
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single IHC to hold all of their U.S. bank and non-bank subsidiaries. The HSBC Group currently operates in the United States through such an IHC structure (i.e., HSBC North America), and therefore, the implementation of this requirement did not have a significant impact on our U.S. operations. As previously disclosed, in accordance with the final rule HSBC North America and HSBC Bank USA received regulatory approval in 2015 to opt out of the "Advanced Approaches" (which include an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk) and are calculating their risk-based and leverage capital requirements solely under the general risk-based capital rules of the Standardized Approach. In March 2016, HSBC Bank USA submitted a request to the OCC to renew the opt out. HSBC North America and HSBC Bank USA, however, remain subject to the other capital requirements applicable to Advanced Approaches banking organizations such as: the SLR, the countercyclical capital buffer, stress testing requirements, enhanced risk management standards, enhanced governance and stress testing requirements for liquidity management, and other applicable prudential standards. Under the final rule, most of these requirements became effective July 1, 2016.
In November 2015, the Financial Stability Board issued its final standards for TLAC requirements for G-SIBs. In October 2015, the FRB issued its proposal to impose TLAC requirements on U.S. G-SIBs and the U.S. IHCs owned by non-U.S. G-SIBs (“TLAC Proposal”). The TLAC Proposal represents an extension of the current regulatory capital framework, which is aimed at ensuring that a banking organization can absorb losses without falling into resolution. The TLAC Proposal would require the U.S. IHCs of G-SIBs (“Covered IHCs”), including HSBC North America, to maintain minimum amounts of internal TLAC, which would include minimum levels of TLAC and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019. Additionally, the TLAC Proposal would include “clean holding company" requirements that impose stringent limitations

HSBC USA Inc.

on the ability of Covered IHCs to incur common types of non-TLAC-related liabilities. The FRB requested comments on all aspects of the proposal by February 19, 2016. We provided a comment letter to the FRB in February and a supplementary letter in June.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. Under the rules, the FRB evaluates bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will provide a non-objection in relation to capital distributions only for companies that can demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2016. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2016. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In July 2016, HSBC North America and HSBC Bank USA publicly disclosed their most recent DFAST results and the FRB also publicly disclosed its own DFAST and CCAR results.
In June 2016, the FRB informed HSBC North America, our indirect parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2016 CCAR submission. Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America. Capital planning and stress testing for HSBC North America may impact our future capital and liquidity.
HSBC USA and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 16, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2016 Funding Strategy  Our current estimate for funding needs and sources for 2016 are summarized in the following table:

	Actual January 1 through June 30, 2016	Estimated July 1 through December 31, 2016	Estimated Full Year 2016
	(in billions)
Funding needs:
Net loan growth	$(4)	$7	$3
Net change in short term investments and securities	23	(12)	11
Trading and other assets	3	1	4
Total funding needs	$22	$(4)	$18
Funding sources:
Net change in deposits	$14	$(6)	$8
Trading and other short term liabilities	7	(3)	4
Net change in long-term debt	1	5	6
Total funding sources	$22	$(4)	$18
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
HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs which are not met by cash generated from its loan sales and operations.

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

	Balance at June 30, 2016
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2015
	(in millions)
Standby letters of credit, net of participations(1)	$5,963	$2,446	$28	$8,437	$8,850
Commercial letters of credit	336	—	—	336	413
Credit derivatives(2)	26,408	48,421	2,312	77,141	91,435
Other commitments to extend credit:
Commercial(3)	19,049	57,713	4,535	81,297	85,551
Consumer	7,460	—	—	7,460	7,625
Total	$59,216	$108,580	$6,875	$174,671	$193,874

(1)	Includes $1,142 million and $910 million issued for the benefit of HSBC affiliates at June 30, 2016 and December 31, 2015, respectively.

(2)	Includes $32,683 million and $44,130 million issued for the benefit of HSBC affiliates at June 30, 2016 and December 31, 2015, respectively.

(3)	Includes $5,171 million and $4,999 million issued for the benefit of HSBC affiliates at June 30, 2016 and December 31, 2015, respectively.
Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have the right to change terms or conditions, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to Regency Assets Limited ("Regency"), a multi-seller asset-backed commercial paper ("ABCP") conduit consolidated by an HSBC affiliate. See Note 17, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information regarding ABCP conduits and our variable interests in them.
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

HSBC USA Inc.

assets underlying that transaction adjusted by a funding formula that excludes defaulted and impaired assets. As a result, the maximum amount that we would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.
The following tables present information on our liquidity facilities with Regency at June 30, 2016. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from Regency. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$3,808	$2,449	13	$1,720	14

(1)	The amounts presented represent only the specific assets and related funding supported by our liquidity facilities.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–
Multi-seller conduit
Debt securities backed by:
Auto loans and leases	60%	71%	18%	75%	—%	—%
Trade receivables	26	—	82	25	—	—
Equipment loans	14	29	—	—	—	—
	100%	100%	100%	100%	—%	—%

(1)	Credit quality is based on Standard and Poor’s ratings at June 30, 2016.
We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.
The preceding tables do not include information on credit facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which is undrawn and expires in July 2017. The undrawn facility totaled CAD $77 million at both June 30, 2016 and December 31, 2015.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $39 million and a decrease of $154 million in the fair value of financial liabilities during the three and six months ended June 30, 2016, compared with an increase of $24 million and a decrease of $75 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on

HSBC USA Inc.

debt designated at fair value and related derivatives during the six months ended June 30, 2016 should not be considered indicative of the results for any future period.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2016 and December 31, 2015, our Level 3 instruments included the following: collateralized debt

HSBC USA Inc.

obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), credit default swaps ("CDS") with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, credit derivatives executed against certain insurers where there is uncertainty in determining fair value, certain residential mortgage and subprime mortgage loans held for sale, certain corporate debt securities, impaired commercial loans, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2016 and 2015.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(dollars are in millions)
Level 3 assets(1)(2)	$4,489	$3,696
Total assets measured at fair value(3)	138,222	114,396
Level 3 liabilities	2,473	2,862
Total liabilities measured at fair value(1)	104,466	83,148
Level 3 assets as a percent of total assets measured at fair value	3.2%	3.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.4%	3.4%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,581 million of recurring Level 3 assets and $908 million of non-recurring Level 3 assets at June 30, 2016. Includes $3,577 million of recurring Level 3 assets and $119 million of non-recurring Level 3 assets at December 31, 2015.

(3)
Includes $137,240 million of assets measured on a recurring basis and $982 million of assets measured on a non-recurring basis at June 30, 2016. Includes $114,065 million of assets measured on a recurring basis and $331 million of assets measured on a non-recurring basis at December 31, 2015.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $14 million and $13 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and six months ended June 30, 2016, respectively, compared with negative adjustments of $10 million and $5 million during the three and six months ended June 30, 2015, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income (loss). We have recorded a cumulative credit adjustment reserve of $37 million and $50 million against our monoline exposure at June 30, 2016 and December 31, 2015, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $202 million and $173 million at June 30, 2016 and December 31, 2015, respectively.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2016 and 2015 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $54 million or a decrease of the overall fair value measurement of approximately $66 million at June 30, 2016. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers, mortgage servicing rights and certain asset-backed securities including CDOs.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at June 30, 2016:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$6
	Residential mortgages - Alt A	53
	Residential mortgages - Subprime	1
	Total AAA	60
AA	Other	41
A	Residential mortgages - Alt A	5
	Residential mortgages - Subprime	41
	Home equity - Alt A	67
	Student loans	84
	Other	452
	Total A	649
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	201
	Total BBB	203
CCC	Residential mortgages - Subprime	5
		$958

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

HSBC USA Inc.

•
Reputational risk is the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom it is associated, that may cause stakeholders to form a negative view of us. This might also result in financial or non-financial impacts, loss of confidence or other consequences;

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
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At June 30, 2016 and December 31, 2015, HSBC USA's LCR under the EU LCR rule was 120 percent and 121 percent, respectively. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee final NSFR rule, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At June 30, 2016, HSBC USA's NSFR was 116 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. As a result, HSBC North America and HSBC Bank USA, are required to maintain an LCR of 80 percent, starting on January 1, 2015 increasing annually by 10 percent increments and reaching 100 percent on January 1, 2017. The current requirement to report LCR to U.S. regulators on a monthly basis moved to a daily requirement beginning July 1, 2016. At June 30, 2016 and December 31, 2015, HSBC Bank USA's LCR under the U.S. LCR final rule was 113 percent and 114 percent, respectively. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR.
Enhanced prudential standard rules issued pursuant to Section 165 of the Dodd-Frank Act complement the LCR, capital planning, resolution planning, and stress testing requirements for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more ("Covered Companies"). The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements. HSBC North America has implemented the standard and it does not have a significant impact to our business model. Beginning July 1, 2016, HSBC North America is treated as an IHC owned by a foreign banking organization. This transition did not have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2016:

	Moody’s	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at June 30, 2016.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions. In March 2016, Moody's changed the rating outlook for HSBC USA and HSBC Bank USA to negative from stable following a similar change in outlook to negative from stable for HSBC. The outlook change for HSBC signifies Moody's concerns about a weakening in its intrinsic financial strength due to deteriorating operating conditions in Hong Kong, one of the HSBC's key markets. In spite of their concerns, Moody's stated that HSBC's willingness to provide support to its U.S. subsidiaries remains very high. While the outlook changed, Moody's affirmed its long- and short-term supported debt and deposit ratings for HSBC USA and HSBC Bank USA. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2016, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
In July 2016, S&P took various rating agency actions on U.K. banks, including HSBC, to reflect rising economic risks for the U.K. domestic banking industry, including potential pressures arising from the U.K. vote to leave the EU. As a result, S&P changed the rating outlook for HSBC USA and HSBC Bank USA to negative from stable. While the outlook changed, S&P affirmed its long- and short-term counterparty credit ratings for HSBC USA and HSBC Bank USA.
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
Present value of a basis point ("PVBP") is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	2.9	1.8

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

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2016 and January 1, 2016, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$238	9%	$179	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(284)	(11)	(180)	(7)
Resulting from a gradual 200 basis point increase in the yield curve	411	16	349	13
Other significant scenarios monitored (reflects projected rate movements on July 1, 2016 and January 1, 2016, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(269)	(10)	(187)	(7)
Resulting from an immediate 100 basis point increase in the yield curve	371	14	274	10
Resulting from an immediate 100 basis point decrease in the yield curve	(393)	(15)	(346)	(13)
Resulting from an immediate 200 basis point increase in the yield curve	622	24	525	19
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Income (Loss)  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive income (loss). This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk weighted assets and total shareholders' equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. At June 30, 2016, we had an available-for-sale securities portfolio of approximately $38,424 million with a positive mark-to-market adjustment of $570 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $321 million to a net gain of $249 million with the following results on our capital ratios:

	June 30, 2016		December 31, 2015
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk weighted assets	12.8%	12.8%	12.0%	11.9%
Total shareholders' equity to total assets	10.0	9.9	10.9	10.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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
Value at Risk ("VaR")  VaR is a technique that estimates the potential losses on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VaR is calculated for all trading positions and non-trading positions which are equally sensitive to market moves regardless of how we capitalize those exposures. VAR is calculated at a 99 percent confidence level for a one-day holding period.

HSBC USA Inc.

Trading Portfolios  Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps, credit derivatives, precious metals (i.e. gold, silver, platinum) in both North America and emerging markets.
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2016:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At June 30, 2016	$2	$6	$2	$(4)	$6

Six Months Ended June 30, 2016
Average	1	4	2	(2)	5
Maximum	3	10	11		7
Minimum	1	2	1		3

At December 31, 2015	$1	$3	$1	$—	$5

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

Backtesting In the six months ended June 30, 2016, we experienced one backtesting exception. The profit exception occurred in March due to a gain from independent price verification on Venezuela single-name CDS positions. Independent price verification is not captured in the single day VaR model.
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
The following table summarizes our non-trading VaR for the six months ended June 30, 2016:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At June 30, 2016	$60	$23	$(2)	$81

Six Months Ended June 30, 2016
Average	58	26	(8)	77
Maximum	66	29		88
Minimum	35	22		46

At December 31, 2015	$35	$26	$(16)	$47

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	June 30, 2016	December 31, 2015
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1, 2016 and January 1, 2016, respectively):
Value of hedged MSRs portfolio	$104	$140
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	—	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(4)
Calculated change in net market value	2	(1)
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(6)
Calculated change in net market value	5	(1)
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the six months ended June 30, 2016. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	9	17	—	—
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of less than a million and $1 million during the three and six months ended June 30, 2016, respectively, and increases to interest income on securities of $2 million and $6 million during the three and six months ended June 30, 2015, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2016 included fees of $15 million and $33 million, respectively, compared with fees of $18 million and $33 million during the three and six months ended June 30, 2015, respectively.

Three Months Ended June 30,	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$37,873	$47.50%		$35,270	$23.26%
Federal funds sold and securities purchased under resale agreements	11,073	57	2.07	3,179	3.42
Trading securities	10,808	60	2.23	12,433	91	2.92
Securities	52,856	243	1.85	48,702	225	1.85
Loans:
Commercial	63,259	387	2.46	62,763	334	2.13
Consumer:
Residential mortgages	18,019	148	3.30	17,171	142	3.32
Home equity mortgages	1,532	13	3.41	1,705	14	3.27
Credit cards	662	17	10.33	684	18	10.60
Other consumer	496	7	5.68	512	7	5.70
Total consumer	20,709	185	3.59	20,072	181	3.63
Total loans	83,968	572	2.74	82,835	515	2.49
Other	2,311	1.17		2,685	14	2.16
Total interest earning assets	$198,889	$980	1.98%	$185,104	$871	1.89%
Allowance for credit losses	(1,007)			(689)
Cash and due from banks	978			876
Other assets	12,250			15,453
Total assets	$211,110			$200,744
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$50,760	$31.25%		$44,507	$20.19%
Time deposits	27,166	68	1.01	26,855	28.43
Other interest bearing deposits	5,441	2.15		4,579	3.25
Foreign deposits:
Foreign banks deposits	8,708	11.51		6,695	1.03
Other interest bearing deposits	5,873	5.34		4,959	2.13
Total interest bearing deposits	97,948	117.48		87,595	54.25
Short-term borrowings	14,313	21.59		16,941	11.25
Long-term debt	34,580	203	2.36	30,121	173	2.30
Total interest bearing deposits and debt	146,841	341.93		134,657	238.71
Tax liabilities and other	740	1.54		705	5	1.92
Total interest bearing liabilities	$147,581	$342.93%		$135,362	$243.72%
Net interest income/Interest rate spread		$638	1.05%		$628	1.17%
Noninterest bearing deposits	31,649			31,915
Other liabilities	10,591			12,426
Total shareholders’ equity	21,289			21,041
Total liabilities and shareholders’ equity	$211,110			$200,744
Net interest margin on average earning assets			1.29%			1.36%
Net interest income to average total assets			1.21%			1.26%

HSBC USA Inc.

Six Months Ended June 30,	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$33,167	$82.50%		$33,005	$42.26%
Federal funds sold and securities purchased under resale agreements	10,493	86	1.65	2,530	6.48
Trading securities	11,331	145	2.57	13,432	186	2.79
Securities	52,155	488	1.88	48,102	429	1.80
Loans:
Commercial	63,958	765	2.41	61,554	654	2.14
Consumer:
Residential mortgages	17,934	299	3.35	17,036	283	3.35
Home equity mortgages	1,553	27	3.50	1,725	28	3.32
Credit cards	667	36	10.85	687	37	10.79
Other consumer	490	14	5.75	519	14	5.64
Total consumer	20,644	376	3.66	19,967	362	3.66
Total loans	84,602	1,141	2.71	81,521	1,016	2.51
Other	2,459	19	1.55	2,981	29	1.92
Total interest earning assets	$194,207	$1,961	2.03%	$181,571	$1,708	1.90%
Allowance for credit losses	(970)			(690)
Cash and due from banks	998			875
Other assets	12,025			16,089
Total assets	$206,260			$197,845
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$50,443	$61.24%		$43,782	$35.16%
Time deposits	26,623	129.97		26,940	57.43
Other interest bearing deposits	4,720	4.17		4,501	4.17
Foreign deposits:
Foreign banks deposits	8,884	20.45		6,812	1.03
Other interest bearing deposits	4,567	8.35		4,232	3.13
Total interest bearing deposits	95,237	222.47		86,267	100.23
Short-term borrowings	12,894	39.61		16,951	22.25
Long-term debt	33,963	400	2.37	30,378	340	2.26
Total interest bearing deposits and debt	142,094	661.94		133,596	462.69
Tax liabilities and other	799	7	1.76	762	8	1.81
Total interest bearing liabilities	$142,893	$668.94%		$134,358	$470.70%
Net interest income/Interest rate spread		$1,293	1.09%		$1,238	1.20%
Noninterest bearing deposits	31,585			31,104
Other liabilities	10,762			13,216
Total shareholders’ equity	21,020			19,167
Total liabilities and shareholders’ equity	$206,260			$197,845
Net interest margin on average earning assets			1.33%			1.38%
Net interest income to average total assets			1.26%			1.26%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

See Note 20, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A: Risk Factors, on pages 18 - 35 of our 2015 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.
Failure to implement our obligations under the deferred prosecution agreements and related and other agreements and consent orders could have a material adverse effect on our business, prospects, financial condition and results and operations. An independent compliance monitor (the "Monitor") was appointed in 2013 under the 2012 agreements entered into with the Department of Justice (the “DOJ") and the U.K. Financial Conduct Authority to produce annual assessments of the effectiveness of our Anti-money Laundering (“AML") and sanctions compliance program. Additionally, the Monitor is serving as HSBC’s independent consultant under the consent order of the FRB. HSBC Bank USA is also subject to an agreement entered into with the OCC in December 2012, the Gramm-Leach-Bliley Act Agreement and other consent orders.
In January 2016, the Monitor delivered his second annual follow-up review report based on various thematic and country reviews conducted by the Monitor over the course of 2015. In his report, the Monitor concluded that, in 2015, HSBC made progress in developing an effective and sustainable financial crimes compliance program. However, he expressed significant concerns about the pace of that progress, instances of potential financial crime and systems and controls deficiencies, and whether HSBC Group is on track to meet its goal to the Monitor’s satisfaction within the five-year period of the United States Deferred Prosecution Agreement (the “U.S. DPA"). In addition, pending further review and discussion with HSBC Group, the Monitor did not certify as to HSBC Group's implementation of the compliance program or, pending further review and discussion with HSBC, HSBC’s

HSBC USA Inc.

implementation of and adherence to the remedial measures specified in the U.S. DPA. Through his country-level reviews, the Monitor identified potential anti-money laundering and sanctions issues that the DOJ and HSBC are reviewing further.
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
Under the terms of the U.S. DPA, upon notice and opportunity to be heard, the DOJ has sole discretion to determine whether HSBC or HSBC Bank USA has breached the U.S. DPA, including if we have committed any crime under U.S. federal law subsequent to the signing of the U.S. DPA. As discussed in Note 20, "Litigation and Regulatory Matters," to this Form 10-Q, we are the subject of other ongoing investigations and reviews by the DOJ. Potential consequences of breaching the U.S. DPA could include the imposition of additional terms and conditions on HSBC or HSBC Bank USA, an extension of the U.S. DPA, including its monitorship, or the criminal prosecution of HSBC and HSBC Bank USA, which could, in turn, entail further financial penalties and collateral consequences.
We are not currently in full compliance with the AML/Bank Secrecy Act (“BSA") consent order entered into by HSBC Bank USA with the OCC in 2010 (the “AML/BSA Consent”), which required improvements to establish an effective compliance risk management program across our U.S. businesses, including risk management related to BSA and AML compliance. Failure to comply with the AML/BSA Consent could result in additional restrictions on HSBC Bank USA that could be material to our business, prospects, financial condition and results of operations and could result in future enforcement actions, including the assessment of additional civil money penalties.
Breach of the U.S. DPA or related or other agreements and consent orders could have a material adverse effect on our business, prospects, financial condition and results of operations, including potential restrictions on our ability to operate in the United States or to perform dollar-clearing functions through HSBC Bank USA, loss of business, revocation of licenses, withdrawal of funding and harm to our reputation. In addition, these settlements with regulators do not preclude further private litigation relating to, among other things, HSBC's compliance with applicable AML, BSA and sanctions laws or law enforcement actions for BSA, AML, sanctions or other matters not covered by the various agreements, which, if determined adversely, may result in judgments, settlements or other results that could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. Even if we are not determined to have breached these agreements, but the agreements are amended or their terms extended, our business, reputation and brand could suffer materially.

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

HSBC USA Inc.

At June 30, 2016, the HSBC Group had 7 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, Germany, South Korea, and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
Two loans to the same company which were supported by the French and German Export Credit Agencies matured during the second quarter of 2016 following receipt of the final repayments. Bank Melli acted as a sub-participant in one of these facilities.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the second quarter of 2016, which includes interest and fees, was approximately $92,000, and net estimated profit was approximately $86,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the second quarter of 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the second quarter of 2016 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Transactions relating to these accounts have been carried out under U.K. government license (or, particularly following Implementation Day under the Joint Comprehensive Plan of Action relating to the Iranian nuclear program, are generally permissible under applicable law). Estimated gross revenue in the second quarter of 2016 for these transactions, which includes fees and/or commissions, was approximately $53,400.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving four employees of a U.S.-sanctioned Iranian bank in Hong Kong, two of whom joined the scheme during the second quarter of 2016. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in the second quarter of 2016 was approximately $1,180. Three checks amounting to HKD 5,469 were issued to the Iranian bank employer during the second quarter of 2016, as a result of the employer's overpayment of contributions.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained frozen personal accounts for an individual customer who was sanctioned under U.S. Executive Order 13224 during the second quarter of 2016. The accounts were frozen during the second quarter of 2016.
For activity related to U. S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in the second quarter of 2016.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2016. In the second quarter of 2016, the HSBC Group and HSBC Bank USA also froze payments where required under relevant sanctions programs. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA in the second quarter of 2016 relating to these frozen accounts.

HSBC USA Inc.

Item 6. Exhibits

3(i)
Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K filed April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed October 14, 2005, Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed May 22, 2006 and Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed on May 31, 2016).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2016 and 2015, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Executive overview 82
by business segment 47	Fair value measurements:
consolidated average balances 136	assets and liabilities recorded at fair value on a recurring basis 62
fair value measurements 60	assets and liabilities recorded at fair value on a non-recurring basis 71
nonperforming 18, 24, 25, 117	control over valuation process 126
trading 10, 89	financial instruments 60
Asset-backed commercial paper conduits 51	hierarchy 58, 126
Asset-backed securities 11, 62, 74, 128	transfers into/out of level one and two 64
Balance sheet:	transfers into/out of level two and three 64
consolidated 5	valuation techniques 68
consolidated average balances 136	Fiduciary risk 128, 135
review 86	Financial assets:
Basel III 49, 120, 122, 132	designated at fair value 39
Basis of reporting 85	reclassification under IFRSs 47, 85
Business:	Financial highlights metrics 82
consolidated performance review 82	Financial liabilities:
Capital:	designated at fair value 39
2016 funding strategy 123	fair value of financial liabilities 60
common equity movements 121	Forward looking statements 80
consolidated statement of changes 7	Funding 123
regulatory capital 48	Gain (loss) on instruments designated at fair value and related derivatives 40
selected capital ratios 49, 82, 122, 132	Gains (losses) from securities 3, 15
Cash flow (consolidated) 8	Global Banking and Markets 47, 106
Cautionary statement regarding forward-looking statements 80	Geographic concentration of loans 119
Collateral — pledged assets 56	Goodwill 5, 30
Collateralized debt obligations 74, 128	Guarantee arrangements 52
Commercial banking segment results (IFRSs) 47, 105	Impairment:
Compliance risk 128, 135	available-for-sale securities 14
Controls and procedures 138	credit losses 26, 94
Credit card fees 96	nonperforming loans 18, 24, 25, 117
Credit quality 111	impaired loans 19, 22
Credit risk:	Income (loss) from financial instruments designated at fair value, net 40
adjustment 58	Income tax expenses 3, 102
component of fair value option 39	Intangible assets 5, 29
concentration 25, 118	Interest rate risk 128, 131
exposure 129	Internal control 138
management 128, 129	Key performance indicators 82
related contingent features 36	Legal proceedings 138
related arrangements 52	Liabilities:
Deposits 90, 121	commitments, lines of credit 53, 124
Derivatives:	deposits 90, 121
cash flow hedges 34	financial liabilities designated at fair value 39
fair value hedges 33	trading 10, 89
notional value 37	long-term debt 43, 60, 91, 121
trading and other 35	short-term borrowings 43, 60, 91, 121
Economic environment 82	Liquidity and capital resources 120
Equity:	Liquidity risk 128, 129
consolidated statement of changes 7	Litigation and regulatory matters 76
ratios 49, 82, 122, 132	Loans:
Equity securities available-for-sale 11	by category 16, 87
Estimates and assumptions 9	by charge-off (net) 26, 116

HSBC USA Inc.

by delinquency 25, 115	Retail banking and wealth management segment results (IFRSs) 47, 103
criticized assets 23	Risk elements in the loan portfolio 118
geographic concentration 119	Risk management:
held for sale 27, 88	credit 128, 129
impaired 19	compliance 128, 135
nonperforming 18, 24, 25, 117	fiduciary 128, 135
overall review 87	interest rate 128, 131
risk concentration 25, 118	liquidity 128, 129
troubled debt restructures 19	market 128, 132
Loan impairment charges — see Provision for credit losses	model 129, 135
Loan-to-deposits ratio 83	operational 128, 135
Loan to value (LTV) 87	pension 129, 135
Market risk 128, 132	reputational 129, 135
Market turmoil:	security and fraud risk 129, 135
exposures 132	strategic 129, 135
impact on liquidity risk 129	Securities:
Monoline insurers 14, 127	amortized cost 11
Mortgage lending products 16, 87	fair value 11
Mortgage servicing rights 29, 30	impairment 14
Net interest income 92	maturity analysis 15
New accounting pronouncements 77	Segment results - IFRSs basis:
Off balance sheet arrangements 124	retail banking and wealth management 47, 103
Operating expenses 101	commercial banking 47, 105
Operational risk 128, 135	global banking and markets 47, 106
Other assets held for sale 30	private banking 47, 109
Other revenue 96	other 47, 110
Other segment results (IFRSs) 47, 110	overall summary 47, 103
Pension and other postretirement benefits 42	Selected financial data 82
Performance, developments and trends 82	Sensitivity:
Pledged assets 56	projected net interest income 131
Private banking segment results (IFRSs) 47, 109	Statement of changes in shareholders’ equity 7
Profit (loss) before tax:	Statement of changes in comprehensive income 4
by segment — IFRSs 47	Statement of income 3
consolidated 3	Strategic risk 129, 135
Provision for credit losses 26, 94	Stress testing 123
Ratios:	Table of contents 2
capital 49, 82, 122, 132	Tax expense 3, 102
charge-off (net) 82, 113, 116	Trading:
credit loss reserve related 113	assets 10, 89
delinquency 25, 83, 115	derivatives 10, 89
earnings to fixed charges — Exhibit 12	liabilities 10, 89
efficiency 82, 101	portfolios 10, 89
Reconciliation of U.S. GAAP results to IFRSs 85	Trading revenue (net) 97
Refreshed loan-to-value 87	Troubled debt restructures 19
Regulation 120, 138	Value at risk 132
Related party transactions 43	Variable interest entities 50
Reputational risk 129, 135
Results of operations 91
Residential Mortgage Revenue 96, 99

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2016

HSBC USA INC.

By:	/s/ MARK A. ZAESKE
Mark A. Zaeske
Senior Executive Vice President and
Chief Financial Officer

HSBC USA Inc.

Exhibit Index

3(i)
Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K filed April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed October 14, 2005, Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed May 22, 2006 and Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 31, 2016).

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2016 and 2015, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.