Form 10-Q
period 2016-09-30
HSBC USA INC /MD/
filed 2016-11-07
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 4, 2016, there were 714 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest income:
Loans	$568	$539	$1,709	$1,555
Securities	234	234	721	657
Trading securities	52	75	197	261
Short-term investments	100	30	268	78
Other	12	15	31	44
Total interest income	966	893	2,926	2,595
Interest expense:
Deposits	122	77	344	177
Short-term borrowings	22	13	61	35
Long-term debt	213	184	613	524
Other	5	2	12	10
Total interest expense	362	276	1,030	746
Net interest income	604	617	1,896	1,849
Provision for credit losses	62	47	353	94
Net interest income after provision for credit losses	542	570	1,543	1,755
Other revenues:
Credit card fees	12	11	39	32
Trust and investment management fees	40	46	118	127
Other fees and commissions	215	188	557	560
Trading revenue (expense)	120	(34)	185	23
Other securities gains, net	16	11	81	69
Servicing and other fees from HSBC affiliates	50	53	155	162
Residential mortgage banking revenue (expense)	(3)	16	24	50
Gain (loss) on instruments designated at fair value and related derivatives	(88)	165	90	306
Other income (loss)	(42)	75	(174)	69
Total other revenues	320	531	1,075	1,398
Operating expenses:
Salaries and employee benefits	235	254	718	767
Support services from HSBC affiliates	354	361	1,029	1,098
Occupancy expense, net	57	57	173	172
Other expenses	157	114	432	376
Total operating expenses	803	786	2,352	2,413
Income before income tax	59	315	266	740
Income tax expense	26	111	100	285
Net income	$33	$204	$166	$455

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$33	$204	$166	$455
Net change in unrealized gains (losses), net of tax:
Investment securities	(112)	5	374	(236)
Derivatives designated as cash flow hedges	9	(32)	(47)	(20)
Pension and post-retirement benefit plans	—	—	—	1
Total other comprehensive income (loss)	(103)	(27)	327	(255)
Comprehensive income (loss)	$(70)	$177	$493	$200

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except share data)
Assets(1)
Cash and due from banks	$903	$968
Interest bearing deposits with banks	17,139	7,478
Federal funds sold and securities purchased under agreements to resell (includes $769 million designated under fair value option at September 30, 2016)	30,714	19,847
Trading assets	19,586	17,085
Securities available-for-sale	40,800	35,773
Securities held-to-maturity (fair value of $13.8 billion and $14.2 billion at September 30, 2016 and December 31, 2015, respectively)	13,431	14,024
Loans	77,625	82,917
Less – allowance for credit losses	1,060	912
Loans, net	76,565	82,005
Loans held for sale (includes $649 million and $151 million designated under fair value option at September 30, 2016 and December 31, 2015, respectively)	1,791	2,185
Properties and equipment, net	202	230
Intangible assets, net	36	181
Goodwill	1,612	1,612
Other assets	5,531	6,890
Total assets	$208,310	$188,278
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$30,096	$29,693
Interest bearing (includes $7.5 billion and $6.9 billion designated under fair value option at September 30, 2016 and December 31, 2015, respectively)	86,138	77,259
Foreign deposits:
Noninterest bearing	770	747
Interest bearing	14,078	10,880
Total deposits	131,082	118,579
Short-term borrowings (includes $2.7 billion and $2.0 billion designated under fair value option at September 30, 2016 and December 31, 2015, respectively)	6,062	4,995
Long-term debt (includes $10.0 billion and $9.2 billion designated under fair value option at September 30, 2016 and December 31, 2015, respectively)	39,500	33,509
Total debt	176,644	157,083
Trading liabilities	7,537	7,455
Interest, taxes and other liabilities	3,152	3,215
Total liabilities	187,333	167,753
Shareholders' equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 and 21,447,500 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	1,265	1,265
Common shareholder's equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both September 30, 2016 and December 31, 2015)	—	—
Additional paid-in capital	18,157	18,169
Retained earnings	1,635	1,498
Accumulated other comprehensive loss	(80)	(407)
Total common shareholder's equity	19,712	19,260
Total shareholders’ equity	20,977	20,525
Total liabilities and shareholders’ equity	$208,310	$188,278

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at September 30, 2016 and December 31, 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 17, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	September 30, 2016	December 31, 2015
	(in millions)
Assets
Other assets	$248	$320
Total assets	$248	$320
Liabilities
Long-term debt	$79	$92
Interest, taxes and other liabilities	55	68
Total liabilities	$134	$160

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30,	2016	2015
	(in millions)
Preferred stock
Balance at beginning of period	$1,265	$1,565
Preferred stock issuance	1,265	—
Preferred stock redemption	(1,265)	(300)
Balance at end of period	1,265	1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,169	14,170
Capital contribution from parent	—	4,000
Employee benefit plans	(12)	3
Balance at end of period	18,157	18,173
Retained earnings
Balance at beginning of period	1,498	1,233
Net income	166	455
Cash dividends declared on preferred stock	(29)	(50)
Balance at end of period	1,635	1,638
Accumulated other comprehensive loss
Balance at beginning of period	(407)	(1)
Other comprehensive income (loss), net of tax	327	(255)
Balance at end of period	(80)	(256)
Total common shareholder's equity	19,712	19,555
Total shareholders’ equity	$20,977	$20,820

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$166	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(29)	122
Provision for credit losses	353	94
Net realized gains on securities available-for-sale	(81)	(69)
Net change in other assets and liabilities	1,010	(463)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,733)	(1,823)
Sales and collections of loans held for sale	2,051	1,974
Net change in trading assets and liabilities	(2,419)	3,612
Lower of amortized cost or fair value adjustments on loans held for sale	82	15
Gain on instruments designated at fair value and related derivatives	(90)	(306)
Net cash provided by (used in) operating activities	(690)	3,611
Cash flows from investing activities
Net change in interest bearing deposits with banks	(9,661)	8,507
Net change in federal funds sold and securities purchased under agreements to resell	(10,866)	(19,010)
Securities available-for-sale:
Purchases of securities available-for-sale	(18,364)	(17,435)
Proceeds from sales of securities available-for-sale	13,697	9,882
Proceeds from maturities of securities available-for-sale	1,315	1,596
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,311)	(2,890)
Proceeds from maturities of securities held-to-maturity	1,871	1,856
Change in loans:
Originations, net of collections	3,697	(7,229)
Loans sold to third parties	1,458	—
Net cash used for acquisitions of properties and equipment	(17)	(29)
Other, net	(60)	(384)
Net cash used in investing activities	(18,241)	(25,136)
Cash flows from financing activities
Net change in deposits	12,285	15,358
Debt:
Net change in short-term borrowings	1,069	(3,851)
Issuance of long-term debt	7,675	15,775
Repayment of long-term debt	(2,122)	(9,387)
Preferred stock issuance	1,265	—
Preferred stock redemption	(1,265)	(300)
Capital contribution from parent	—	4,000
Other increases (decreases) in capital surplus	(12)	3
Dividends paid	(29)	(50)
Net cash provided by financing activities	18,866	21,548
Net change in cash and due from banks	(65)	23
Cash and due from banks at beginning of period	968	891
Cash and due from banks at end of period	$903	$914

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	12	Accumulated Other Comprehensive Loss	41
2	Trading Assets and Liabilities	10	13	Pension and Other Postretirement Benefits	42
3	Securities	11	14	Related Party Transactions	43
4	Loans	16	15	Business Segments	46
5	Allowance for Credit Losses	26	16	Retained Earnings and Regulatory Capital Requirements	48
6	Loans Held for Sale	28	17	Variable Interest Entities	50
7	Intangible Assets	29	18	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	52
8	Goodwill	30	19	Fair Value Measurements	58
9	Other Assets Held for Sale	30	20	Litigation and Regulatory Matters	76
10	Derivative Financial Instruments	31	21	New Accounting Pronouncements	77
11	Fair Value Option	38

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
For the three months ended September 30, 2016, our income tax expense reflects an immaterial out of period adjustment to reverse a tax benefit of approximately $7 million recorded in the second quarter of 2016 relating to a non-deductible expense.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Trading assets:
U.S. Treasury	$4,374	$3,088
U.S. Government agency issued or guaranteed	11	13
U.S. Government sponsored enterprises(1)	169	154
Obligations of U.S. states and political subdivisions	—	559
Asset-backed securities	374	424
Corporate and foreign bonds	8,300	6,899
Other securities	15	18
Precious metals	2,669	780
Derivatives, net	3,674	5,150
Total trading assets	$19,586	$17,085
Trading liabilities:
Securities sold, not yet purchased	$1,030	$399
Payables for precious metals	49	650
Derivatives, net	6,458	6,406
Total trading liabilities	$7,537	$7,455

(1)
Consists of mortgage backed securities of $142 million and $154 million issued or guaranteed by the Federal National Mortgage Association ("FNMA") at September 30, 2016 and December 31, 2015, respectively, and $27 million issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") at September 30, 2016.

At September 30, 2016 and December 31, 2015, the fair value of derivatives included in trading assets is net of $4,463 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At September 30, 2016 and December 31, 2015, the fair value of derivatives included in trading liabilities is net of $1,305 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 10, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

September 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$21,482	$385	$(220)	$21,647
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	3,318	40	(1)	3,357
Collateralized mortgage obligations	2,244	8	(7)	2,245
Direct agency obligations	4,335	159	(20)	4,474
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	6,385	57	(4)	6,438
Collateralized mortgage obligations	1,443	20	(2)	1,461
Asset-backed securities collateralized by:
Commercial mortgages	4	—	—	4
Home equity	74	—	(9)	65
Other	517	—	(23)	494
Foreign debt securities(2)	458	—	(1)	457
Equity securities	159	—	(1)	158
Total available-for-sale securities	$40,419	$669	$(288)	$40,800
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$2,607	$77	$—	$2,684
Collateralized mortgage obligations	1,625	84	—	1,709
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,753	69	—	2,822
Collateralized mortgage obligations	6,424	102	(3)	6,523
Obligations of U.S. states and political subdivisions	16	1	—	17
Asset-backed securities collateralized by residential mortgages	6	1	—	7
Total held-to-maturity securities	$13,431	$334	$(3)	$13,762

HSBC USA Inc.

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$17,026	$142	$(270)	$16,898
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	1,451	2	(12)	1,441
Collateralized mortgage obligations	159	—	(5)	154
Direct agency obligations	4,136	133	(26)	4,243
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,645	9	(145)	10,509
Collateralized mortgage obligations	1,293	11	(4)	1,300
Obligations of U.S. states and political subdivisions	340	8	—	348
Asset-backed securities collateralized by:
Commercial mortgages	9	—	—	9
Home equity	83	—	(8)	75
Other	110	—	(21)	89
Foreign debt securities(2)	548	—	(2)	546
Equity securities	161	3	(3)	161
Total available-for-sale securities	$35,961	$308	$(496)	$35,773
Securities held-to-maturity:
U.S. Government sponsored enterprises:(3)
Mortgage-backed securities	$2,945	$20	$(9)	$2,956
Collateralized mortgage obligations	1,755	73	(5)	1,823
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,269	19	(11)	3,277
Collateralized mortgage obligations	6,029	63	(11)	6,081
Obligations of U.S. states and political subdivisions	19	1	—	20
Asset-backed securities collateralized by residential mortgages	7	1	—	8
Total held-to-maturity securities	$14,024	$177	$(36)	$14,165

(1)
Includes securities at amortized cost of $3,076 million and $1,577 million issued or guaranteed by FNMA at September 30, 2016 and December 31, 2015, respectively, and $2,486 million and $33 million issued or guaranteed by FHLMC at September 30, 2016 and December 31, 2015, respectively.

(2)	Foreign debt securities represent public sector entity, bank or corporate debt.

(3)
Includes securities at amortized cost of $2,913 million and $3,182 million issued or guaranteed by FNMA at September 30, 2016 and December 31, 2015, respectively, and $1,319 million and $1,518 million issued and guaranteed by FHLMC at September 30, 2016 and December 31, 2015, respectively.

Net unrealized gains increased within the available-for-sale portfolio in the nine months ended September 30, 2016 due primarily to decreasing yields on U.S. Treasury and U.S. Government agency mortgage-backed securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at September 30, 2016 and December 31, 2015 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
September 30, 2016	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	15	$(28)	$3,110	28	$(192)	$3,573
U.S. Government sponsored enterprises	13	(4)	1,683	22	(24)	818
U.S. Government agency issued or guaranteed	4	—	316	5	(6)	91
Asset-backed securities	1	—	4	8	(32)	159
Foreign debt securities	1	—	27	1	(1)	182
Equity securities	1	(1)	158	—	—	—
Securities available-for-sale	35	$(33)	$5,298	64	$(255)	$4,823
Securities held-to-maturity:
U.S. Government sponsored enterprises	14	$—	$20	46	$—	$21
U.S. Government agency issued or guaranteed	114	(2)	1,251	512	(1)	71
Obligations of U.S. states and political subdivisions	—	—	—	3	—	—
Securities held-to-maturity	128	$(2)	$1,271	561	$(1)	$92

	One Year or Less			Greater Than One Year
December 31, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	52	$(227)	$11,046	5	$(43)	$924
U.S. Government sponsored enterprises	164	(30)	1,451	19	(13)	282
U.S. Government agency issued or guaranteed	62	(141)	9,725	3	(8)	101
Obligations of U.S. states and political subdivisions	4	—	16	3	—	45
Asset-backed securities	1	—	9	8	(29)	164
Foreign debt securities	3	(2)	351	—	—	—
Equity securities	1	(3)	156	—	—	—
Securities available-for-sale	287	$(403)	$22,754	38	$(93)	$1,516
Securities held-to-maturity:
U.S. Government sponsored enterprises	312	$(14)	$1,143	49	$—	$—
U.S. Government agency issued or guaranteed	145	(22)	3,303	657	—	20
Obligations of U.S. states and political subdivisions	1	—	—	3	—	1
Securities held-to-maturity	458	$(36)	$4,446	709	$—	$21
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At September 30, 2016 and December 31, 2015, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect

HSBC USA Inc.

to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
During the three and nine months ended September 30, 2016 and 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
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
At September 30, 2016, we held 12 individual asset-backed securities in the available-for-sale portfolio, of which 5 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $159 million of the total aggregate fair value of asset-backed securities of $563 million at September 30, 2016. The gross unrealized losses on these monoline wrapped securities were $32 million at September 30, 2016. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers at September 30, 2016 and, therefore, we only considered the financial guarantee of investment grade monoline insurers for purposes of evaluating other-than-temporary impairment on securities with a fair value of $65 million.
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

HSBC USA Inc.

Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Gross realized gains	$25	$13	$112	$86
Gross realized losses	(9)	(2)	(31)	(17)
Net realized gains	$16	$11	$81	$69
Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2016 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2016, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2016. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$5,733	1.20%	$10,427	2.12%	$5,322	2.56%
U.S. Government sponsored enterprises	198	3.26	3,281	2.83	1,331	2.35	5,087	2.13
U.S. Government agency issued or guaranteed	—	—	3	4.21	27	3.81	7,798	2.37
Asset-backed securities	400	1.67	—	—	—	—	195	3.24
Foreign debt securities	197	1.21	261.87		—	—	—	—
Total amortized cost	$795	1.95%	$9,278	1.77%	$11,785	2.15%	$18,402	2.37%
Total fair value	$799		$9,488		$12,025		$18,330
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$213	2.05%	$484	2.70%	$3,535	2.88%
U.S. Government agency issued or guaranteed	—	—	8	1.56	36	3.24	9,133	2.32
Obligations of U.S. states and political subdivisions	3	3.71	4	3.51	5	3.73	4	5.61
Asset-backed securities	—	—	—	—	—	—	6	6.41
Total amortized cost	$3	3.71%	$225	2.06%	$525	2.75%	$12,678	2.48%
Total fair value	$3		$229		$550		$12,980

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $383 million and $632 million, respectively, were included in other assets at September 30, 2016. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $323 million and $632 million, respectively, were included in other assets at December 31, 2015.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Commercial loans:
Construction and other real estate	$10,958	$10,000
Business and corporate banking	17,665	19,116
Global banking(1)	26,414	29,969
Other commercial	2,995	3,368
Total commercial	58,032	62,453
Consumer loans:
Residential mortgages	17,091	17,758
Home equity mortgages	1,454	1,600
Credit cards	668	699
Other consumer	380	407
Total consumer	19,593	20,464
Total loans	$77,625	$82,917

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,463 million and $4,815 million at September 30, 2016 and December 31, 2015, respectively. See Note 14, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $54 million and $62 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, we had a net unamortized premium on our loans of $2 million and $16 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at September 30, 2016 and December 31, 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At September 30, 2016	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$19	$2	$21	$10,937	$10,958
Business and corporate banking	29	11	40	17,625	17,665
Global banking	—	76	76	26,338	26,414
Other commercial	—	7	7	2,988	2,995
Total commercial	48	96	144	57,888	58,032
Consumer loans:
Residential mortgages(2)	370	311	681	16,410	17,091
Home equity mortgages	11	44	55	1,399	1,454
Credit cards	9	9	18	650	668
Other consumer	6	7	13	367	380
Total consumer	396	371	767	18,826	19,593
Total loans	$444	$467	$911	$76,714	$77,625

	Past Due		Total Past Due 30 Days or More
At December 31, 2015	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$31	$33	$64	$9,936	$10,000
Business and corporate banking	36	25	61	19,055	19,116
Global banking	—	—	—	29,969	29,969
Other commercial	—	6	6	3,362	3,368
Total commercial	67	64	131	62,322	62,453
Consumer loans:
Residential mortgages	397	781	1,178	16,580	17,758
Home equity mortgages	15	50	65	1,535	1,600
Credit cards	10	9	19	680	699
Other consumer	7	7	14	393	407
Total consumer	429	847	1,276	19,188	20,464
Total loans	$496	$911	$1,407	$81,510	$82,917

(1)	Loans less than 30 days past due are presented as current.

(2)
The decrease in past due loans at September 30, 2016 reflects the impact of transfers of certain residential mortgage loans to held for sale during the nine months ended September 30, 2016. See Note 6, "Loans Held for Sale" for additional details.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$24	$53
Business and corporate banking	202	167
Global banking	621	44
Other commercial	1	1
Commercial nonaccrual loans held for sale	—	26
Total commercial	848	291
Consumer:
Residential mortgages(1)(2)(3)(4)	389	814
Home equity mortgages(1)(2)	73	71
Consumer nonaccrual loans held for sale(4)	416	3
Total consumer	878	888
Total nonaccruing loans	1,726	1,179
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	9
Other consumer	7	7
Total consumer	16	16
Total accruing loans contractually past due 90 days or more	17	17
Total nonperforming loans	$1,743	$1,196

(1)
At September 30, 2016 and December 31, 2015, nonaccrual consumer mortgage loans held for investment include $318 million and $768 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	The trend in nonaccrual loans reflects the impact of transfers of certain residential mortgage loans to held for sale during the nine months ended September 30, 2016.
The following table provides additional information on our nonaccrual loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$23	$21	$67	$65
Interest income that was recorded on nonaccrual loans and included in interest income during the period	5	5	14	17

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and nine months ended September 30, 2016 and 2015 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and nine months ended September 30, 2016 and 2015 and as a result of this action became classified as TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$—	$4
Business and corporate banking	—	87	304	137
Global banking	—	—	—	13
Total commercial	—	87	304	154
Consumer loans:
Residential mortgages	12	47	55	117
Home equity mortgages	2	1	7	2
Credit cards	1	1	3	3
Total consumer	15	49	65	122
Total	$15	$136	$369	$276
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and nine months ended September 30, 2016 was 1.41 percent and 1.61 percent, respectively, compared with 1.62 percent and 1.76 percent during the three and nine months ended September 30, 2015, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	September 30, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$45	$47	$94	$106
Business and corporate banking	404	437	227	240
Global banking	72	73	44	44
Total commercial(3)	521	557	365	390
Consumer loans:
Residential mortgages(4)(5)	701	785	1,060	1,233
Home equity mortgages(4)	27	58	23	50
Credit cards	5	5	5	5
Total consumer	733	848	1,088	1,288
Total TDR Loans(6)	$1,254	$1,405	$1,453	$1,678
Allowance for credit losses for TDR Loans(7):
Commercial loans:
Construction and other real estate	$—		$—
Business and corporate banking	59		24
Global banking	—		—
Total commercial	59		24
Consumer loans:
Residential mortgages	10		33
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	12		35
Total allowance for credit losses for TDR Loans	$71		$59

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $614 million and $88 million at September 30, 2016 and December 31, 2015, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDRs totaled $205 million and $112 million at September 30, 2016 and December 31, 2015, respectively.

(4)
At September 30, 2016 and December 31, 2015, the carrying value of consumer mortgage TDR Loans held for investment includes $662 million and $881 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)
The decrease in TDR Loans at September 30, 2016 reflects the impact of transfers of certain residential mortgage loans to held for sale during the nine months ended September 30, 2016. There is no allowance for credit losses associated with loans classified as held for sale as they are carried at the lower of amortized cost or fair value less cost to sell.

(6)	At September 30, 2016 and December 31, 2015, the carrying value of TDR Loans includes $610 million and $676 million, respectively, of loans which are classified as nonaccrual.

(7)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$63	$112	$78	$147
Business and corporate banking	427	106	343	70
Global banking	69	17	60	12
Total commercial	559	235	481	229
Consumer loans:
Residential mortgages	917	1,037	966	1,004
Home equity mortgages	27	22	25	20
Credit cards	5	6	5	6
Total consumer	949	1,065	996	1,030
Total average balance of TDR Loans	$1,508	$1,300	$1,477	$1,259
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$2	$1	$3	$3
Business and corporate banking	3	1	7	2
Total commercial	5	2	10	5
Consumer loans:
Residential mortgages	10	9	29	27
Home equity mortgages	—	—	1	1
Total consumer	10	9	30	28
Total interest income recognized on TDR Loans	$15	$11	$40	$33
The following table presents loans which were classified as TDR Loans during the previous 12 months which for commercial loans became 90 days or greater contractually delinquent or for consumer loans became 60 days or greater contractually delinquent during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Commercial loans:
Construction and other real estate	$—	$—	$—	$2
Business and corporate banking	—	7	4	10
Total commercial	—	7	4	12
Consumer loans:
Residential mortgages	6	6	21	23
Home equity mortgages	—	1	—	1
Total consumer	6	7	21	24
Total	$6	$14	$25	$36

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At September 30, 2016
Construction and other real estate	$6	$53	$59	$2	$62
Business and corporate banking	204	243	447	68	482
Global banking	550	72	622	271	636
Other commercial	1	6	7	1	8
Total commercial	$761	$374	$1,135	$342	$1,188
At December 31, 2015
Construction and other real estate	$2	$108	$110	$1	$125
Business and corporate banking	168	124	292	52	342
Global banking	—	44	44	—	44
Other commercial	1	6	7	1	8
Total commercial	$171	$282	$453	$54	$519

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $521 million and $365 million at September 30, 2016 and December 31, 2015, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$79	$124	$93	$161
Business and corporate banking	474	139	398	116
Global banking	633	17	390	12
Other commercial	8	7	7	7
Total average balance of impaired commercial loans	$1,194	$287	$888	$296
Interest income recognized on impaired commercial loans:
Construction and other real estate	$2	$1	$3	$3
Business and corporate banking	3	2	8	3
Total interest income recognized on impaired commercial loans	$5	$3	$11	$6

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

The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At September 30, 2016
Construction and other real estate	$445	$159	$5	$609
Business and corporate banking	803	839	53	1,695
Global banking	1,040	2,427	445	3,912
Other commercial	—	6	1	7
Total commercial	$2,288	$3,431	$504	$6,223
At December 31, 2015
Construction and other real estate	$239	$187	$—	$426
Business and corporate banking	941	690	52	1,683
Global banking	1,069	2,300	12	3,381
Other commercial	1	37	1	39
Total commercial	$2,250	$3,214	$65	$5,529
The increase in criticized commercial loans at September 30, 2016 was driven by downgrades, predominantly emerging markets related.
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2016
Construction and other real estate	$10,934	$24	$—	$10,958
Business and corporate banking	17,462	202	1	17,665
Global banking	25,793	621	—	26,414
Other commercial	2,994	1	—	2,995
Total commercial	$57,183	$848	$1	$58,032
At December 31, 2015
Construction and other real estate	$9,947	$53	$—	$10,000
Business and corporate banking	18,948	167	1	19,116
Global banking	29,925	44	—	29,969
Other commercial	3,367	1	—	3,368
Total commercial	$62,187	$265	$1	$62,453

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At September 30, 2016
Construction and other real estate	$8,273	$2,685	$10,958
Business and corporate banking	8,561	9,104	17,665
Global banking	17,904	8,510	26,414
Other commercial	1,965	1,030	2,995
Total commercial	$36,703	$21,329	$58,032
At December 31, 2015
Construction and other real estate	$8,487	$1,513	$10,000
Business and corporate banking	10,373	8,743	19,116
Global banking	23,111	6,858	29,969
Other commercial	1,883	1,485	3,368
Total commercial	$43,854	$18,599	$62,453

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	September 30, 2016		December 31, 2015
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$774	4.28%	$858	4.83%
Home equity mortgages(1)(2)	47	3.22	56	3.50
Credit cards	13	1.95	13	1.86
Other consumer	10	2.20	11	2.26
Total consumer	$844	4.09%	$938	4.56%

(1)
At September 30, 2016 and December 31, 2015, consumer mortgage loan delinquency includes $699 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $391 million and $3 million, respectively, relating to loans held for sale.

(2)	At September 30, 2016 and December 31, 2015, consumer mortgage loans and loans held for sale include $495 million and $567 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At September 30, 2016
Residential mortgages(1)	$16,702	$389	$—	$17,091
Home equity mortgages	1,381	73	—	1,454
Credit cards	659	—	9	668
Other consumer	373	—	7	380
Total consumer	$19,115	$462	$16	$19,593
At December 31, 2015
Residential mortgages	$16,944	$814	$—	$17,758
Home equity mortgages	1,529	71	—	1,600
Credit cards	690	—	9	699
Other consumer	400	—	7	407
Total consumer	$19,563	$885	$16	$20,464

(1)	The decrease in nonaccrual loans at September 30, 2016 reflects the impact of transfers of certain residential mortgage loans to held for sale during the nine months ended September 30, 2016.
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At September 30, 2016 and December 31, 2015, our loan portfolios included interest-only residential mortgage loans totaling $3,623 million and $3,645 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and nine months ended September 30, 2016 and 2015:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended September 30, 2016
Allowance for credit losses – beginning of period	$92	$358	$488	$15	$50	$19	$33	$8	$1,063
Provision charged (credited) to income(1)	(8)	7	44	(1)	11	1	7	1	62
Charge-offs(1)(2)	—	(26)	(7)	—	(34)	(4)	(7)	(1)	(79)
Recoveries	6	3	—	—	3	1	1	—	14
Net (charge-offs) recoveries	6	(23)	(7)	—	(31)	(3)	(6)	(1)	(65)
Allowance for credit losses – end of period	$90	$342	$525	$14	$30	$17	$34	$8	$1,060

Three Months Ended September 30, 2015
Allowance for credit losses – beginning of period	$89	$260	$130	$18	$83	$27	$33	$8	$648
Provision charged (credited) to income	(3)	32	16	(1)	(3)	(2)	7	1	47
Charge-offs	—	(11)	—	—	(3)	(1)	(8)	(1)	(24)
Recoveries	1	2	—	—	2	1	1	—	7
Net (charge-offs) recoveries	1	(9)	—	—	(1)	—	(7)	(1)	(17)
Allowance for credit losses – end of period	$87	$283	$146	$17	$79	$25	$33	$8	$678

Nine Months Ended September 30, 2016
Allowance for credit losses – beginning of period	$86	$434	$240	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income(1)	(2)	(35)	377	(5)	(5)	(2)	21	4	353
Charge-offs(1)(2)	—	(65)	(92)	—	(43)	(9)	(23)	(6)	(238)
Recoveries	6	8	—	—	10	4	4	1	33
Net (charge-offs) recoveries	6	(57)	(92)	—	(33)	(5)	(19)	(5)	(205)
Allowance for credit losses – end of period	$90	$342	$525	$14	$30	$17	$34	$8	$1,060
Ending balance: collectively evaluated for impairment	$88	$274	$254	$13	$20	$16	$33	$8	$706
Ending balance: individually evaluated for impairment	2	68	271	1	10	1	1	—	354
Total allowance for credit losses	$90	$342	$525	$14	$30	$17	$34	$8	$1,060

Loans:
Collectively evaluated for impairment(3)	$10,899	$17,218	$25,792	$2,988	$16,121	$1,378	$663	$380	$75,439
Individually evaluated for impairment(4)	59	447	622	7	62	4	5	—	1,206
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	908	72	—	—	980
Total loans	$10,958	$17,665	$26,414	$2,995	$17,091	$1,454	$668	$380	$77,625

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking	Global Banking	Other Comm’l	Residential Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Nine Months Ended September 30, 2015
Allowance for credit losses – beginning of period	$89	$275	$107	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	(4)	54	39	(3)	(9)	(4)	14	7	94
Charge-offs	(2)	(55)	—	(1)	(27)	(6)	(24)	(11)	(126)
Recoveries	4	9	—	—	8	3	4	2	30
Net (charge-offs) recoveries	2	(46)	—	(1)	(19)	(3)	(20)	(9)	(96)
Allowance for credit losses – end of period	$87	$283	$146	$17	$79	$25	$33	$8	$678
Ending balance: collectively evaluated for impairment	$86	$269	$146	$17	$41	$24	$32	$8	$623
Ending balance: individually evaluated for impairment	1	14	—	—	38	1	1	—	55
Total allowance for credit losses	$87	$283	$146	$17	$79	$25	$33	$8	$678

Loans:
Collectively evaluated for impairment(3)	$11,980	$19,325	$29,787	$3,328	$15,801	$1,561	$677	$409	$82,868
Individually evaluated for impairment(4)	116	189	21	6	214	5	5	—	556
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,445	73	—	—	1,518
Total loans	$12,096	$19,514	$29,808	$3,334	$17,460	$1,639	$682	$409	$84,942

(1)
The provision for credit losses and charge-offs for residential mortgage loans during both the three and nine months ended September 30, 2016 includes $11 million related to the lower of amortized cost or fair value adjustment attributable to credit factors for loans transferred to held for sale. See Note 6, "Loans Held for Sale," for additional information.

(2)
For collateral dependent loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer are recognized as a charge-off. We transferred to held for sale certain residential mortgage loans during the three and nine months ended September 30, 2016 and, accordingly, we recognized the existing allowance for credit losses on these loans as additional charge-off totaling $20 million and $22 million during the three and nine months ended September 30, 2016, respectively.

(3)
Global Banking includes loans to HSBC affiliates totaling $4,463 million and $5,447 million at September 30, 2016 and 2015, respectively, for which we do not carry an associated allowance for credit losses.

(4)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $662 million and $858 million at September 30, 2016 and 2015, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Commercial loans:
Construction and other real estate	$—	$1,895
Global banking	741	200
Total commercial	741	2,095
Consumer loans:
Residential mortgages	971	11
Home equity mortgages	4	—
Other consumer	75	79
Total consumer	1,050	90
Total loans held for sale	$1,791	$2,185
Commercial Loans During the second quarter of 2016, we sold $1,161 million of commercial real estate loans to a third party and recognized a loss on sale of approximately $3 million, including transaction costs. Upon completion of the sale, the remaining loans that were not sold, which had a carrying value of $612 million at June 30, 2016, were transferred back to held for investment as we now intend to hold these loans for the foreseeable future.
Global banking loans held for sale includes commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans, which we have elected to designate under the fair value option, totaled $649 million and $151 million at September 30, 2016 and December 31, 2015, respectively. See Note 11, "Fair Value Option," for additional information.
Global banking loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $92 million and $49 million at September 30, 2016 and December 31, 2015, respectively.
We recorded lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale of $7 million and $37 million during the three and nine months ended September 30, 2016, respectively, compared with $2 million and $16 million during the three and nine months ended September 30, 2015, respectively, as a component of other income (loss) in the consolidated statement of income. The $7 million lower of amortized cost or fair value adjustment recorded during the three months ended September 30, 2016 reflects an immaterial out of period adjustment related to certain commercial real estate loans which were transferred back to held for investment in the second quarter of 2016 as discussed above.
Consumer Loans As previously disclosed, we continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies, as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, as well as continued market demand for non-performing residential mortgage loans, during the first quarter of 2016 we decided we no longer have the intent to hold for investment certain residential mortgage loans and adopted a formal program to initiate sale activities for these residential mortgage loans when a loan meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy.
Under this program, during the three and nine months ended September 30, 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $25 million and $549 million, respectively, at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $23 million and $456 million, respectively, including related escrow advances. During the three and nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $4 million and $42 million, respectively, associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income. During the three and nine months ended September 30, 2016, we recorded $2 million and $8 million, respectively, of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of a change in the estimated pricing on specific pools of loans. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios.

HSBC USA Inc.

In addition to the residential mortgage sales program discussed above, during the third quarter of 2016, we decided we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance"), along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016, we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest. During the third quarter of 2016, we recorded an initial lower of cost or fair value adjustment of $11 million associated with the newly transferred loans, all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $3 million at both September 30, 2016 and December 31, 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
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
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $60 million and $13 million at September 30, 2016 and December 31, 2015, respectively. The valuation allowance on commercial loans held for sale was $54 million and $21 million at September 30, 2016 and December 31, 2015, respectively.

7. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Mortgage servicing rights	$—	$140
Purchased credit card relationships	36	41
Total intangible assets	$36	$181
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
In March 2016, we initiated an active program to sell our remaining MSRs portfolio and reclassified them to held for sale within other assets on the consolidated balance sheet. See Note 9, "Other Assets Held for Sale," for additional information on our MSRs portfolio at September 30, 2016 and during the three and nine months ended September 30, 2016.
The following table summarizes the critical assumptions used to calculate the fair value of MSRs at December 31, 2015:

December 31, 2015
Annualized constant prepayment rate	13.8%
Constant discount rate	12.6%
Weighted average life (in years)	4.5

HSBC USA Inc.

The following table summarizes MSRs activity during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in millions)
Fair value of MSRs:
Beginning balance	$158	$159
Changes in fair value due to changes in valuation inputs or assumptions	(21)	(13)
Reductions related to customer payments	(7)	(16)
Ending balance	$130	$130
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $18,930 million at December 31, 2015. Servicing fees collected are included in residential mortgage banking revenue (expense) and totaled $13 million and $43 million during the three and nine months ended September 30, 2015, respectively.
PHH Mortgage provides us with mortgage origination processing services as well as the sub-servicing of our portfolio of owned and serviced for others mortgages with an outstanding principal balance of $35,164 million and $37,544 million at September 30, 2016 and December 31, 2015, respectively. Although we continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with the serviced loans at the time of conversion, we sell our agency eligible originations to PHH Mortgage on a servicing released basis which results in no new mortgage servicing rights being recognized.
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

8. Goodwill

Goodwill was $1,612 million at both September 30, 2016 and December 31, 2015. Included in goodwill for these periods were accumulated impairment losses of $670 million.
During the third quarter of 2016, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts.

9. Other Assets Held for Sale

In March 2016, our Retail Banking and Wealth Management business initiated an active program to sell its remaining MSRs portfolio which has been in run-off for several years. As a result, we now consider the MSRs portfolio and related servicing advances to be held for sale at September 30, 2016 and reported them in other assets on the consolidated balance sheet. In August 2016, we entered into an agreement to sell the remaining MSRs portfolio to a third party and expect the sale to be completed during the fourth quarter of 2016. As the MSRs continue to be carried at fair value and we expect to transfer the related servicing advances to the buyer at near cost, the resulting gain or loss on sale, including transaction costs, is not expected to be significant.
The disposal group held for sale reported in other assets consisted of the following at September 30, 2016:

	Location on Consolidated Balance Sheet Prior to Reclassification to Held for Sale	September 30, 2016
		(in millions)
Mortgage servicing rights	Intangible assets, net	$95
Servicing advances	Other assets	208
Total assets held for sale		$303
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

HSBC USA Inc.

MSRs are initially measured at fair value at the time that the related loans are sold and remeasured at fair value at each reporting date. Changes in fair value of MSRs are reflected in residential mortgage banking revenue (expense) in the period in which the changes occur. At September 30, 2016, fair value is determined based upon the sales price formula as defined in the executed sales agreement. Previously, fair value was determined based upon the application of valuation models and other inputs. The valuation models incorporated assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models was periodically validated by reference to external independent broker valuations and industry surveys.
The following table summarizes MSRs activity during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions)
Fair value of MSRs:
Beginning balance	$104	$140
Changes in fair value due to changes in valuation inputs or assumptions	(4)	(28)
Reductions related to customer payments	(5)	(17)
Ending balance	$95	$95
The outstanding principal balance of serviced for others mortgages, which are not included in the consolidated balance sheet, totaled $16,476 million at September 30, 2016. Servicing fees collected are included in residential mortgage banking revenue (expense) and totaled $11 million and $36 million during the three and nine months ended September 30, 2016, respectively.

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

HSBC USA Inc.

	September 30, 2016		December 31, 2015
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$52	$1,021	$42	$240
Bilateral OTC(2)	—	342	—	292
Interest rate contracts	52	1,363	42	532
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	—	4	17	—
OTC-cleared(2)	6	24	6	16
Bilateral OTC(2)	—	221	—	137
Interest rate contracts	6	245	6	153
Total derivatives accounted for as hedges	58	1,612	65	685
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	56	61	27	27
OTC-cleared(2)	25,111	23,293	15,717	14,723
Bilateral OTC(2)	21,624	23,861	18,716	19,906
Interest rate contracts	46,791	47,215	34,460	34,656
Exchange-traded(2)	—	6	—	15
Bilateral OTC(2)	19,473	17,656	24,160	22,324
Foreign exchange contracts	19,473	17,662	24,160	22,339
Equity contracts - bilateral OTC(2)	1,439	1,435	1,344	1,340
Exchange-traded(2)	38	21	38	39
Bilateral OTC(2)	740	653	891	552
Precious metals contracts	778	674	929	591
OTC-cleared(2)	213	258	899	1,212
Bilateral OTC(2)	1,431	1,262	2,913	2,565
Credit contracts	1,644	1,520	3,812	3,777
Other derivatives not accounted for as hedges(1)
OTC-cleared(2)	5	64	—	—
Bilateral OTC(2)	1,045	117	761	120
Interest rate contracts	1,050	181	761	120
Foreign exchange contracts - bilateral OTC(2)	—	38	—	97
Equity contracts - bilateral OTC(2)	542	272	462	422
Credit contracts - bilateral OTC(2)	36	4	73	6
Total derivatives	71,811	70,613	66,066	64,033
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(4)(6)	62,411	62,411	55,510	55,510
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(5)(6)	5,473	1,305	4,942	1,530
Net amounts of derivative assets / liabilities presented in the balance sheet	3,927	6,897	5,614	6,993
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	895	4,736	1,114	3,674
Net amounts of derivative assets / liabilities	$3,032	$2,161	$4,500	$3,319

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

(3)	Trading related derivative assets/liabilities are recorded in trading assets / trading liabilities on the consolidated balance sheet.

(4)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

HSBC USA Inc.

(5)	Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.

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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $26 million and increased by $70 million during the three and nine months ended September 30, 2016, respectively, compared with increases of $25 million and $13 million during the three and nine months ended September 30, 2015, respectively. We amortized $2 million and $5 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships of our debt during the three and nine months ended September 30, 2016, respectively, compared with $2 million and $5 million during the three and nine months ended September 30, 2015, respectively. The total accumulated unamortized basis adjustments amounted to an increase in the carrying amount of our debt of $59 million at September 30, 2016, compared with a decrease of $6 million at December 31, 2015.
Basis adjustments for active fair value hedges of available-for-sale ("AFS") securities decreased the carrying amount of the securities by $93 million and increased by $861 million during the three and nine months ended September 30, 2016, respectively, compared with increases of $412 million and $234 million during the three and nine months ended September 30, 2015, respectively. The total accumulated unamortized basis adjustments for active fair value hedges of AFS securities amounted to increases in the carrying amount of the securities of $1,278 million and $439 million at September 30, 2016 and December 31, 2015, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income (Loss)	Interest Income (Expense)	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended September 30, 2016
Interest rate contracts/AFS Securities	$(38)	$26	$92	$(37)	$(11)
Interest rate contracts/long-term debt	8	(27)	(34)	26	(1)
Total	$(30)	$(1)	$58	$(11)	$(12)

Three Months Ended September 30, 2015
Interest rate contracts/AFS Securities	$(51)	$(434)	$92	$414	$(20)
Interest rate contracts/long-term debt	7	27	(22)	(25)	2
Total	$(44)	$(407)	$70	$389	$(18)

Nine Months Ended September 30, 2016
Interest rate contracts/AFS Securities	$(133)	$(1,027)	$281	$965	$(62)
Interest rate contracts/long-term debt	23	71	(95)	(70)	1
Total	$(110)	$(956)	$186	$895	$(61)

Nine Months Ended September 30, 2015
Interest rate contracts/AFS Securities	$(154)	$(229)	$273	$217	$(12)
Interest rate contracts/long-term debt	16	15	(55)	(13)	2
Total	$(138)	$(214)	$218	$204	$(10)
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
At September 30, 2016 and December 31, 2015, active cash flow hedge relationships extend or mature through July 2036. During the three and nine months ended September 30, 2016, respectively, $5 million and $14 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI, compared with losses of $3 million and $8 million during the three and nine months ended September 30, 2015, respectively. During the next twelve months, we expect to amortize $13 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2016	2015		2016	2015		2016	2015
	(in millions)
Three Months Ended September 30,
Foreign exchange contracts	$—	$(2)	Interest income (expense)	$—	$—	Other income (loss)	$—	$—
Interest rate contracts	11	(51)	Interest income (expense)	(5)	(3)	Other income (loss)	—	—
Total	$11	$(53)		$(5)	$(3)		$—	$—

Nine Months Ended September 30,
Foreign exchange contracts	$—	$(1)	Interest income (expense)	$—	$—	Other income (loss)	$—	$—
Interest rate contracts	(89)	(36)	Interest income (expense)	(14)	(8)	Other income (loss)	—	—
Total	$(89)	$(37)		$(14)	$(8)		$—	$—
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments, including buy- and sell-protection credit derivatives, for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy-protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue or residential mortgage banking revenue (expense). Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
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

•
Forward purchase or sale of to-be-announced ("TBA") securities designated to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue (expense).

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses on economic hedges are recognized in gain (loss) on instruments designated at fair value and related derivatives, other income (loss) or residential mortgage banking revenue (expense) while the derivative asset or liability positions are reflected as other assets or other liabilities.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Trading revenue (expense)	$97	$260	$(413)	$801
Interest rate contracts	Residential mortgage banking revenue (expense)	(3)	28	40	34
Foreign exchange contracts	Trading revenue (expense)	(243)	(372)	(15)	(521)
Equity contracts	Trading revenue (expense)	2	(3)	5	—
Precious metals contracts	Trading revenue (expense)	35	25	64	44
Credit contracts	Trading revenue (expense)	(40)	(23)	(102)	(40)
Total		$(152)	$(85)	$(421)	$318
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(6)	$164	$319	$131
Interest rate contracts	Residential mortgage banking revenue (expense)	—	(1)	—	—
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	6	(18)	26	(13)
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	194	(533)	226	(401)
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	(1)	—	—
Credit contracts	Gain (loss)on instruments designated at fair value and related derivatives	—	—	—	(3)
Credit contracts	Other income (loss)	(23)	92	(64)	69
Total		$171	$(297)	$507	$(217)
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA, National Association's ("HSBC Bank USA") credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at September 30, 2016 was $7,949 million, for which we had posted collateral of $7,575 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2015 was $7,139 million, for which we had posted collateral of $6,283 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 18, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	Single-notch downgrade	Two-notch downgrade
Moody’s	A1	A2
	(in millions)
Amount of additional collateral to be posted upon downgrade	$59	$65

	Single-notch downgrade	Two-notch downgrade
Standard & Poor's ("S&P")	A+	A
	(in millions)
Amount of additional collateral to be posted upon downgrade	$59	$65

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2016	December 31, 2015
	(in millions)
Interest rate:
Futures and forwards	$421,519	$149,413
Swaps	2,245,350	2,453,526
Options written	91,443	65,747
Options purchased	110,002	80,092
	2,868,314	2,748,778
Foreign exchange:
Swaps, futures and forwards	1,055,428	980,811
Options written	72,066	81,132
Options purchased	73,007	82,004
Spot	27,429	42,724
	1,227,930	1,186,671
Commodities, equities and precious metals:
Swaps, futures and forwards	73,915	35,546
Options written	17,466	19,601
Options purchased	29,929	33,374
	121,310	88,521
Credit derivatives	143,515	188,070
Total	$4,361,069	$4,212,040

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of September 30, 2016 and December 31, 2015, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At September 30, 2016
Commercial loans held for sale	$649	$666	$(17)
Securities purchased under resale agreements	769	767	2
Securities sold under repurchase agreements	2,675	2,670	5
Fixed rate long-term debt	2,097	1,750	347
Hybrid instruments:
Structured deposits	7,472	7,361	111
Structured notes	7,902	7,796	106
At December 31, 2015
Commercial loans held for sale	$151	$159	$(8)
Securities sold under repurchase agreements	1,976	1,970	6
Fixed rate long-term debt	2,007	1,750	257
Hybrid instruments:
Structured deposits	6,919	7,016	(97)
Structured notes	7,164	7,323	(159)
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

HSBC USA Inc.

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended September 30, 2016
Interest rate and other components(1)	$—	$(4)	$1	$(5)	$(220)	$(228)
Credit risk component(2)(3)	6	—	—	5	(65)	(54)
Total mark-to-market on financial instruments designated at fair value	6	(4)	1	—	(285)	(282)
Mark-to-market on the related derivatives	—	—	—	(10)	188	178
Net realized gain on the related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$6	$(4)	$1	$6	$(97)	$(88)

Three Months Ended September 30, 2015
Interest rate and other components(1)	$—	$—	$(2)	$(100)	$499	$397
Credit risk component(2)(3)	(1)	—	—	96	61	156
Total mark-to-market on financial instruments designated at fair value	(1)	—	(2)	(4)	560	553
Mark-to-market on the related derivatives	—	—	—	98	(503)	(405)
Net realized gain on the related long-term debt derivatives	—	—	—	17	—	17
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$—	$(2)	$111	$57	$165

Nine Months Ended September 30, 2016
Interest rate and other components(1)	$—	$1	$2	$(202)	$(382)	$(581)
Credit risk component(2)(3)	6	—	—	113	(19)	100
Total mark-to-market on financial instruments designated at fair value	6	1	2	(89)	(401)	(481)
Mark-to-market on the related derivatives	—	—	—	184	339	523
Net realized gain on the related long-term debt derivatives	—	—	—	48	—	48
Gain (loss) on instruments designated at fair value and related derivatives	$6	$1	$2	$143	$(62)	$90

Nine Months Ended September 30, 2015
Interest rate and other components(1)	$—	$—	$(4)	$(50)	$423	$369
Credit risk component(2)(3)	(9)	—	—	214	18	223
Total mark-to-market on financial instruments designated at fair value	(9)	—	(4)	164	441	592
Mark-to-market on the related derivatives	—	—	—	41	(378)	(337)
Net realized gain on the related long-term debt derivatives	—	—	—	51	—	51
Gain (loss) on instruments designated at fair value and related derivatives	$(9)	$—	$(4)	$256	$63	$306

(1)	As it relates to hybrid instruments, interest rate and other components includes interest rate, foreign exchange and equity contract risks.

(2)	During the three and nine months ended September 30, 2016 and 2015, the gains in the credit risk component for long-term debt were attributable to the widening of our own credit spreads.

(3)
During the three months ended September 30, 2016, the loss in the credit risk component for hybrid instruments was attributable primarily to the tightening of our own credit spreads related to structured notes. During the nine months ended September 30, 2016, the loss in the credit risk component for hybrid

HSBC USA Inc.

instruments was attributable to the tightening of credit spreads on structured deposits, partially offset by the widening of our own credits spreads related to structured notes. During the three and nine months ended September 30, 2015, the gains in the credit risk component for hybrid instruments were attributable primarily to the widening of credit spreads on structured deposits and, in the three month period, the widening of our own credit spreads related to structured notes. These gains were partially offset in the year-to-date period by a loss due to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits.

12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended September 30,	2016	2015
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$252	$(83)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(65) million and $2 million, respectively	(108)	7
Reclassification adjustment for gains realized in net income, net of tax of $(6) million and $(4) million, respectively(1)	(10)	(7)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $4 million and $3 million, respectively(2)	6	5
Total other comprehensive income (loss) for period	(112)	5
Balance at end of period	140	(78)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(226)	(144)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $5 million and $(19) million, respectively	6	(34)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $1 million, respectively(3)	3	2
Total other comprehensive income (loss) for period	9	(32)
Balance at end of period	(217)	(176)
Pension and postretirement benefit liability:
Balance at beginning and end of period	(3)	(2)
Total accumulated other comprehensive loss at end of period	$(80)	$(256)

HSBC USA Inc.

Nine Months Ended September 30,	2016	2015
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(234)	$158
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $243 million and $(126) million, respectively	407	(210)
Reclassification adjustment for gains realized in net income, net of tax of $(30) million and $(26) million, respectively(1)	(51)	(43)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $11 million and $10 million, respectively(2)	18	17
Total other comprehensive income (loss) for period	374	(236)
Balance at end of period	140	(78)
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(170)	(156)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(33) million and $(12) million, respectively	(56)	(25)
Reclassification adjustment for losses realized in net income, net of tax of $5 million and $3 million, respectively(3)	9	5
Total other comprehensive loss for period	(47)	(20)
Balance at end of period	(217)	(176)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	(3)
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of less than $1 million	—	1
Total other comprehensive income for period	—	1
Balance at end of period	(3)	(2)
Total accumulated other comprehensive loss at end of period	$(80)	$(256)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest cost on projected benefit obligation	$18	$18	$53	$51
Expected return on plan assets	(21)	(22)	(63)	(68)
Amortization of net actuarial loss	13	10	32	29
Administrative costs	1	2	4	5
Pension expense	$11	$8	$26	$17
During the three and nine months ended September 30, 2016, pension expense was impacted by an immaterial out of period adjustment which increased pension expense by $6 million in order to properly reflect changes in participant census data which should have been included in pension valuations in prior periods.

HSBC USA Inc.

Postretirement Plans Other Than Pensions  The components of net periodic benefit cost for our postretirement plans other than pension are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1	$2	$2
Net periodic postretirement benefit cost	$1	$1	$2	$2

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

	September 30, 2016	December 31, 2015
	(in millions)
Assets:
Cash and due from banks	$133	$169
Interest bearing deposits with banks	26	244
Securities purchased under agreements to resell(1)	4,000	4,000
Trading assets(2)	17,305	18,632
Loans	4,463	4,815
Other(3)	203	458
Total assets	$26,130	$28,318
Liabilities:
Deposits	$20,130	$13,486
Trading liabilities(2)	18,391	19,496
Short-term borrowings	2,134	2,004
Long-term debt	5,832	1,827
Other(3)	277	346
Total liabilities	$46,764	$37,159

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(2)
Trading assets and trading liabilities do not reflect the impact of netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met. Trading assets and liabilities primarily consist of derivatives contracts.

(3)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Income/(Expense):
Interest income	$30	$28	$90	$86
Interest expense	(38)	(19)	(102)	(41)
Net interest income (expense)	(8)	9	(12)	45
Trading revenue (expense)	(661)	72	138	441
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	22	23	70	60
HSBC Finance Corporation	8	11	29	40
HSBC Markets (USA) Inc. ("HMUS")	5	6	15	19
Other HSBC affiliates	15	13	41	43
Total servicing and other fees from HSBC affiliates	50	53	155	162
Gain (loss) on instruments designed at fair value and related derivatives	193	(535)	228	(405)
Support services from HSBC affiliates:
HMUS	(42)	(66)	(150)	(199)
HSBC Technology & Services (USA) ("HTSU")	(252)	(250)	(734)	(754)
Other HSBC affiliates	(60)	(45)	(145)	(145)
Total support services from HSBC affiliates	(354)	(361)	(1,029)	(1,098)
Stock based compensation expense with HSBC(1)	(7)	(12)	(24)	(40)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At September 30, 2016 and December 31, 2015, long-term debt with affiliates reflected $5.9 billion and $1.9 billion, respectively, of floating rate borrowings from HSBC North America. The outstanding balances include:

•	$1.0 billion of senior debt which was issued during the second quarter of 2015 and matures in December 2016;

•	$2.0 billion of senior debt which was issued during the third quarter of 2016 and matures in August 2021;

•	$0.9 billion of subordinated debt which was issued during the second quarter of 2015 and matures in May 2025; and

•	$2.0 billion of senior debt which was issued during the third quarter of 2016 and matures in August 2026.
We have a $150 million uncommitted line of credit with HSBC North America Inc. although there was no outstanding balance at either September 30, 2016 or December 31, 2015.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.

HSBC USA Inc.

Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At September 30, 2016 and December 31, 2015, we have the following loan balances outstanding with HSBC affiliates:

	September 30, 2016	December 31, 2015
	(in millions)
HSBC Finance Corporation	$3,013	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	473	978
HSBC Mexico S.A.	975	725
Regency Assets Limited ("Regency")(1)	—	58
Other short-term affiliate lending	2	40
Total loans	$4,463	$4,815

(1)	An asset-backed commercial paper conduit consolidated by an HSBC affiliate.
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2017. The credit agreement allows for borrowings with maturities of up to 5 years. At both September 30, 2016 and December 31, 2015, $3.0 billion was outstanding under this credit agreement with $0.5 billion maturing in September 2017, $1.5 billion maturing in January 2018 and $1.0 billion maturing in September 2018. At December 31, 2015, we also had extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance. During the third quarter of 2016, this credit facility was terminated.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $8.9 billion and $10.7 billion at both September 30, 2016 and December 31, 2015, respectively, of which $473 million and $978 million, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico S.A. in the amount of $1.2 billion at both September 30, 2016 and December 31, 2015, of which $975 million and $725 million was outstanding at September 30, 2016 and December 31, 2015, respectively. The outstanding balances mature at various stages between 2017 and 2018.
Regency During the third quarter of 2016, Regency was restructured and the liquidity facilities we previously provided to them were terminated. See Note 17, "Variable Interest Entities," for additional discussion. Prior to the third quarter of 2016, HUSI was committed to provide liquidity facilities to backstop the liquidity risk in Regency in relation to assets originated in the United States. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.4 billion at December 31, 2015 which was less than half of Regency's total liquidity facilities. At December 31, 2015, $58 million was outstanding under these facilities.
We have extended lines of credit to various other HSBC affiliates totaling $3.1 billion which did not have any outstanding balances at either September 30, 2016 and December 31, 2015.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At September 30, 2016 and December 31, 2015, there were $2 million and $40 million, respectively, of these loans outstanding.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $979.1 billion and $1,004.1 billion at September 30, 2016 and December 31, 2015, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $6 million and $216 million at September 30, 2016 and December 31, 2015, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

HSBC USA Inc.

Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $586 million and $696 million at September 30, 2016 and December 31, 2015, respectively) that we purchased from HSBC Finance in 2003 and 2004. During the third quarter of 2016, we transferred these residential mortgage loans to held for sale. See Note 7, "Loans Held for Sale," for additional information.

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

•
We utilize HSI, a subsidiary of HMUS, for broker dealer, debt underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Fees charged by HSI for the other services are included in support services from HSBC affiliates.

•
We receive fees from other subsidiaries of HSBC, including HSBC Bank plc and HSI, for providing them with banking and other miscellaneous services as well as support for certain administrative and global business activities. These fees are reported in servicing and other fees from HSBC affiliates.

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $16 million and $47 million during the three and nine months ended September 30, 2016, respectively, compared with $15 million and $44 million during the three and nine months ended September 30, 2015, respectively.
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
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment increased $9 million and $25 million during the three and nine months ended September 30, 2015, respectively. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
During the first half of 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB, effective October 1, 2016. Therefore, beginning in the fourth quarter of 2016, we will include the results of the transferred client relationships in the GB&M segment for all periods presented. We currently expect this transfer will result in an increase to loans and deposits for the GB&M segment of approximately

HSBC USA Inc.

$3.4 billion and $2.4 billion, respectively. The profit before tax associated with these relationships was approximately $83 million and $54 million during the years ended December 31, 2015 and 2014, respectively.
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
We continue to review the financial information used to manage our businesses, including the scope and content of the financial data, including the U.S. GAAP financial data, being reported to our Management and our Board. To the extent we make changes to this reporting in the future, we will evaluate any impact such changes may have on our segment reporting.
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
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(3)	Group Reporting Basis Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2016
Net interest income(1)	$204	$205	$156	$53	$(10)	$—	$608	$(18)	$14	$604
Other operating income	72	66	188	22	9	—	357	(27)	(10)	320
Total operating income	276	271	344	75	(1)	—	965	(45)	4	924
Loan impairment charges	27	(19)	33	1	—	—	42	16	4	62
	249	290	311	74	(1)	—	923	(61)	—	862
Operating expenses(2)	283	167	241	56	67	—	814	(11)	—	803
Profit (loss) before income tax expense	$(34)	$123	$70	$18	$(68)	$—	$109	$(50)	$—	$59

Three Months Ended September 30, 2015
Net interest income(1)	$197	$209	$142	$49	$(5)	$(1)	$591	$(19)	$45	$617
Other operating income	85	82	287	26	109	1	590	(11)	(48)	531
Total operating income	282	291	429	75	104	—	1,181	(30)	(3)	1,148
Loan impairment charges	15	23	5	(1)	—	—	42	4	1	47
	267	268	424	76	104	—	1,139	(34)	(4)	1,101
Operating expenses(2)	280	171	247	62	37	—	797	(7)	(4)	786
Profit (loss) before income tax expense	$(13)	$97	$177	$14	$67	$—	$342	$(27)	$—	$315

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(3)	Group Reporting Basis Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)
Nine Months Ended September 30, 2016
Net interest income(1)	$609	$623	$522	$153	$(20)	$(2)	$1,885	$(59)	$70	$1,896
Other operating income	229	206	585	67	167	2	1,256	(111)	(70)	1,075
Total operating income	838	829	1,107	220	147	—	3,141	(170)	—	2,971
Loan impairment charges	52	12	387	—	—	—	451	(72)	(26)	353
	786	817	720	220	147	—	2,690	(98)	26	2,618
Operating expenses(2)	810	495	714	173	156	—	2,348	(22)	26	2,352
Profit (loss) before income tax expense	$(24)	$322	$6	$47	$(9)	$—	$342	$(76)	$—	$266
Balances at end of period:
Total assets	$20,719	$28,832	$195,803	$8,149	$471	$—	$253,974	$(45,673)	$9	$208,310
Total loans, net	17,727	27,740	21,730	6,433	—	—	73,630	(447)	3,382	76,565
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	31,702	24,926	30,151	13,216	—	—	99,995	(4,919)	36,006	131,082

Nine Months Ended September 30, 2015
Net interest income(1)	$597	$613	$392	$148	$(16)	$(9)	$1,725	$(51)	$175	$1,849
Other operating income	260	228	772	77	266	9	1,612	(36)	(178)	1,398
Total operating income	857	841	1,164	225	250	—	3,337	(87)	(3)	3,247
Loan impairment charges	52	37	17	(2)	—	—	104	(9)	(1)	94
	805	804	1,147	227	250	—	3,233	(78)	(2)	3,153
Operating expenses(2)	887	499	770	178	114	—	2,448	(33)	(2)	2,413
Profit (loss) before income tax expense	$(82)	$305	$377	$49	$136	$—	$785	$(45)	$—	$740
Balances at end of period:
Total assets	$20,177	$32,143	$196,535	$8,491	$787	$—	$258,133	$(54,496)	$729	$204,366
Total loans, net	17,217	30,905	25,025	6,711	—	—	79,858	286	4,120	84,264
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	31,260	22,580	31,621	13,137	—	—	98,598	(5,167)	38,019	131,450

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

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.

(4)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

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

HSBC USA Inc.

The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$17,939	4.5%	(2)	13.5%	$17,766	4.5%	(2)	12.0%
HSBC Bank USA	19,980	6.5		15.6	19,796	6.5		13.8
Tier 1 capital ratio:
HSBC USA	19,003	6.0		14.3	18,764	6.0		12.6
HSBC Bank USA	22,334	8.0		17.4	22,109	8.0		15.4
Total capital ratio:
HSBC USA	23,951	10.0		18.0	24,425	10.0		16.5
HSBC Bank USA	26,715	10.0		20.8	26,670	10.0		18.6
Tier 1 leverage ratio:
HSBC USA	19,003	4.0	(2)	9.1	18,764	4.0	(2)	9.5
HSBC Bank USA	22,334	5.0		11.0	22,109	5.0		11.6
Risk weighted assets:
HSBC USA	132,885				148,421
HSBC Bank USA	128,290				143,393

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at September 30, 2016 and December 31, 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	September 30, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$248	$—	$320	$—
Long-term debt	—	79	—	92
Interest, taxes and other liabilities	—	55	—	68
Total	$248	$134	$320	$160
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at September 30, 2016 and December 31, 2015:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At September 30, 2016
Structured note vehicles	$2,884	$7	$5,903	$5,895
Limited partnership investments	275	197	1,115	275
Refinancing SPE	477	—	1,206	477
Total	$3,636	$204	$8,224	$6,647
At December 31, 2015
Asset-backed commercial paper conduit	$58	$—	$15,183	$3,362
Structured note vehicles	2,870	8	5,888	5,879
Limited partnership investments	138	121	302	138
Refinancing SPE(1)	1,181	—	1,252	1,181
Total	$4,247	$129	$22,625	$10,560

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
Asset-backed commercial paper ("ABCP") conduit  Prior to the third quarter of 2016, we provided liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Customers sold financial assets, such as trade receivables, to Regency, which funded the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. We, along with other financial institutions, provided liquidity facilities to Regency in the form of lines of credit or asset purchase commitments. These liquidity facilities supported transactions associated with a specific seller of assets to the conduit and we were only required to provide support in the event of certain triggers associated with those transactions and assets. Our obligations were generally pari passu with those of other institutions that also provided liquidity support to the same conduit or for the same transactions. We did not provide any program-wide credit enhancements to Regency. Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We did not transfer our own assets to Regency. We also did not provide the majority of the liquidity facilities to Regency. We had no ownership interests in, performed no administrative duties for, and did not service any of the assets held by Regency. We were not the primary beneficiary and did not consolidate Regency. Credit risk related to the liquidity facilities provided was managed by subjecting these facilities to our normal underwriting and risk management processes. The $3,362 million maximum exposure to loss at December 31, 2015 presented in the table above represented the maximum amount of loans and asset purchases we could have been required to fund under the liquidity facilities. The maximum loss exposure was estimated assuming the facilities were fully drawn and the underlying collateralized assets were in default with zero recovery value.
During the third quarter of 2016, Regency was restructured and these liquidity facilities were terminated. In lieu of providing the liquidity facilities, we entered into risk participation agreements with Regency under which we purchased the specific underlying third party customer receivables from Regency and committed to provide funding to the specific third party customers on an ongoing basis as they draw or repay. Following the restructure, Regency will no longer issue commercial paper against these specific receivables as they will be fully-funded from our balance sheet. As a result of terminating the liquidity facilities and entering into the risk participation agreements, we no longer have a variable interest in Regency and we reported $2,224 million and $1,566 million of third party loans and unfunded commitments, respectively, at September 30, 2016.
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

HSBC USA Inc.

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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 2, "Trading Assets and Liabilities," Note 3, "Securities," and Note 19, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

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

HSBC USA Inc.

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at September 30, 2016 and December 31, 2015. Following the table is a description of the various arrangements.

	September 30, 2016		December 31, 2015
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(682)	$68,248	$(2,621)	$91,435
Financial standby letters of credit, net of participations(2)(3)	—	5,539	—	5,842
Performance standby letters of credit, net of participations(2)(3)	—	2,887	—	3,008
Liquidity asset purchase agreements(3)	—	—	—	3,362
Total	$(682)	$76,674	$(2,621)	$103,647

(1)	Includes $38,642 million and $44,130 million of notional issued for the benefit of HSBC affiliates at September 30, 2016 and December 31, 2015, respectively.

(2)	Includes $1,204 million and $910 million issued for the benefit of HSBC affiliates at September 30, 2016 and December 31, 2015, respectively.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(682)	$68,248	$(2,621)	$91,435
Buy-protection credit derivative positions	889	75,267	2,789	96,635
Net position(1)	$207	$7,019	$168	$5,200

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

HSBC USA Inc.

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At September 30, 2016, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,539 million and $2,887 million, respectively. At December 31, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,842 million and $3,008 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $49 million and $54 million at September 30, 2016 and December 31, 2015, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $38 million and $19 million at September 30, 2016 and December 31, 2015, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at September 30, 2016 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.3	$35,310	$18,357	$53,667
Structured CDS	0.8	3,719	491	4,210
Index credit derivatives	3.3	4,077	3,107	7,184
Total return swaps	2.6	2,837	351	3,188
Subtotal		45,943	22,306	68,249
Standby Letters of Credit(2)	1.0	5,597	2,829	8,426
Total		$51,540	$25,135	$76,675

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  Prior to the third quarter of 2016, we provided liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency financed the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility was transaction specific and had a maximum limit. Pursuant to the liquidity agreements, we were obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency was unable or unwilling to refinance its commercial paper. A liquidity asset purchase

HSBC USA Inc.

agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. At December 31, 2015 we had issued $3,362 million of liquidity facilities to provide liquidity support to Regency. During the third quarter of 2016, Regency was restructured and these liquidity facilities were terminated. See Note 17, "Variable Interest Entities," for further discussion.
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
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2016 for additional discussion of related exposure. There have been no significant changes with regards to this exposure since March 31, 2016. The outstanding principal balance on these loans was approximately $4.8 billion and $5.2 billion at September 30, 2016 and December 31, 2015, respectively.
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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $9 million and $5 million at September 30, 2016 and December 31, 2015, respectively.
The following table summarizes the change in our estimated repurchase liability during the three and nine months ended September 30, 2016 and 2015 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Balance at beginning of period	$13	$21	$17	$27
Decrease in liability recorded through earnings	—	(2)	(3)	(7)
Realized losses	(1)	—	(2)	(1)
Balance at end of period	$12	$19	$12	$19
Our remaining repurchase liability of $12 million at September 30, 2016 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at September 30, 2016. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Interest bearing deposits with banks	$1,274	$676
Trading assets(1)	3,323	3,802
Securities available-for-sale(2)	10,417	11,092
Securities held-to-maturity	3,718	3,293
Loans(3)	18,135	17,880
Other assets(4)	644	1,765
Total	$37,511	$38,508

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $658 million and $1,000 million at September 30, 2016 and December 31, 2015, respectively. The fair value of trading assets that could be sold or repledged was $3,323 million and $3,797 million at September 30, 2016 and December 31, 2015, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $32,118 million and $25,058 million at September 30, 2016 and December 31, 2015, respectively, discussed further below. Of this collateral, $26,478 million and $19,558 million could be sold or repledged at September 30, 2016 and December 31, 2015, respectively, of which $1,409 million and $3,400 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at September 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
At September 30, 2016:
Assets:
Securities purchased under resale agreements	$32,118	$1,404	$30,714	$30,680	$—	$34
Liabilities:
Securities sold under repurchase agreements	$5,390	$1,404	$3,986	$3,986	$—	$—

At December 31, 2015:
Assets:
Securities purchased under resale agreements	$25,058	$5,211	$19,847	$19,845	$—	$2
Liabilities:
Securities sold under repurchase agreements	$8,197	$5,211	$2,986	$2,954	$—	$32

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at September 30, 2016 and December 31, 2015:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At September 30, 2016:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,404	$311	$—	$368	$3,307	$5,390

At December 31, 2015:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,764	$3,457	$—	$—	$2,976	$8,197

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
A valuation committee, chaired by the Head of Product Control, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The committee is responsible for reviewing and approving valuation policies and procedures including any valuation adjustments pertaining to, among other things, independent price verification, market liquidity, unobservable inputs, model uncertainty and counterparty credit risk. All valuation models are reviewed by the valuation committee in terms of model development, enhancements and performance. All models are independently reviewed by the Markets Independent Model Review function and applicable valuation model recommendations are reported to and discussed with the valuation committee. Significant valuation risks identified in business activities are corroborated and addressed by the committee members and, where applicable, are escalated to the Chief Financial Officer of HUSI and the Audit Committee of the Board of Directors.
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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2016 and December 31, 2015:

September 30, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$18,062	$18,062	$903	$17,139	$20
Federal funds sold and securities purchased under agreements to resell	29,945	29,945	—	29,945	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	769	769	—	769	—
Non-derivative trading assets	15,912	15,912	4,374	8,463	3,075
Derivatives	3,927	3,927	5	3,904	18
Securities	54,231	54,562	26,435	28,127	—
Commercial loans, net of allowance for credit losses	57,061	58,676	—	—	58,676
Commercial loans designated under fair value option and held for sale	649	649	—	649	—
Commercial loans held for sale	92	92	—	92	—
Consumer loans, net of allowance for credit losses	19,504	18,753	—	—	18,753
Consumer loans held for sale:
Residential mortgages and home equity mortgages	971	972	—	18	954
Other consumer	75	75	—	—	75
Financial liabilities:
Short-term financial liabilities	$3,407	$3,469	$—	$3,449	$20
Deposits:
Without fixed maturities	112,211	112,211	—	112,211	—
Fixed maturities	11,399	11,434	—	11,434	—
Deposits designated under fair value option	7,472	7,472	—	6,068	1,404
Non-derivative trading liabilities	1,079	1,079	1,030	49	—
Derivatives	6,897	6,897	8	6,877	12
Short-term borrowings designated under fair value option	2,675	2,675	—	2,675	—
Long-term debt	29,501	30,442	—	30,442	—
Long-term debt designated under fair value option	9,999	9,999	—	9,486	513

HSBC USA Inc.

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$8,494	$8,494	$968	$7,478	$48
Federal funds sold and securities purchased under agreements to resell	19,847	19,847	—	19,847	—
Non-derivative trading assets	11,935	11,935	3,088	5,756	3,091
Derivatives	5,614	5,614	5	5,579	30
Securities	49,797	49,938	21,924	28,014	—
Commercial loans, net of allowance for credit losses	61,674	62,417	—	—	62,417
Commercial loans designated under fair value option and held for sale	151	151	—	151	—
Commercial loans held for sale	1,944	1,958	—	55	1,903
Consumer loans, net of allowance for credit losses	20,331	19,185	—	—	19,185
Consumer loans held for sale:
Residential mortgages	11	11	—	7	4
Other consumer	79	79	—	—	79
Financial liabilities:
Short-term financial liabilities	$3,082	$3,124	$—	$3,076	$48
Deposits:
Without fixed maturities	101,146	101,146	—	101,146	—
Fixed maturities	10,514	10,508	—	10,508	—
Deposits designated under fair value option	6,919	6,919	—	5,052	1,867
Non-derivative trading liabilities	1,049	1,049	363	686	—
Derivatives	6,993	6,993	9	6,957	27
Short-term borrowings designated under fair value option	1,976	1,976	—	1,976	—
Long-term debt	24,338	24,874	—	24,874	—
Long-term debt designated under fair value option	9,171	9,171	—	8,425	746
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of loans. For certain consumer loans which were transferred to held for sale during the third quarter of 2016, investors incorporate numerous assumptions in predicting cash flows, such as future interest rates, higher charge-off levels, slower voluntary prepayment speeds, different default and loss curves and estimated collateral values than we, as the servicer of these loans, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2016 and December 31, 2015 reflect these market conditions. The increase in the relative fair value of our residential mortgage loans since December 31, 2015 reflects the conditions in the housing industry which have continued to show improvement in 2016 due to improvements in property values as well as lower required market yields and increased investor demand for these types of loans.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
September 30, 2016	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$769	$—	$769	$—	$769
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	4,374	180	—	4,554	—	4,554
Collateralized debt obligations	—	—	191	191	—	191
Asset-backed securities:
Residential mortgages	—	99	—	99	—	99
Student Loans	—	84	—	84	—	84
Corporate and other domestic debt securities	—	—	2,884	2,884	—	2,884
Debt Securities issued by foreign entities	—	5,416	—	5,416	—	5,416
Equity securities	—	15	—	15	—	15
Precious metals trading	—	2,669	—	2,669	—	2,669
Derivatives(3):
Interest rate contracts	55	47,841	3	47,899	—	47,899
Foreign exchange contracts	—	19,459	14	19,473	—	19,473
Equity contracts	—	1,883	98	1,981	—	1,981
Precious metals contracts	38	740	—	778	—	778
Credit contracts	—	1,460	220	1,680	—	1,680
Derivatives netting	—	—	—	—	(67,884)	(67,884)
Total derivatives	93	71,383	335	71,811	(67,884)	3,927
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	26,435	13,187	—	39,622	—	39,622
Asset-backed securities:
Commercial mortgages	—	4	—	4	—	4
Home equity	—	65	—	65	—	65
Other	—	494	—	494	—	494
Debt Securities issued by foreign entities	—	457	—	457	—	457
Equity securities	—	158	—	158	—	158
Loans(4)	—	649	—	649	—	649
Mortgage servicing rights(5)	—	95	—	95	—	95
Total assets	$30,902	$95,724	$3,410	$130,036	$(67,884)	$62,152
Liabilities:
Domestic deposits(2)	$—	$6,068	$1,404	$7,472	$—	$7,472
Trading liabilities, excluding derivatives	1,030	49	—	1,079	—	1,079
Derivatives(3):
Interest rate contracts	60	48,942	2	49,004	—	49,004
Foreign exchange contracts	6	17,684	14	17,704	—	17,704
Equity contracts	—	1,614	93	1,707	—	1,707
Precious metals contracts	21	653	—	674	—	674
Credit contracts	—	1,511	13	1,524	—	1,524
Derivatives netting	—	—	—	—	(63,716)	(63,716)
Total derivatives	87	70,404	122	70,613	(63,716)	6,897
Short-term borrowings(2)	—	2,675	—	2,675	—	2,675
Long-term debt(2)	—	9,486	513	9,999	—	9,999
Total liabilities	$1,117	$88,682	$2,039	$91,838	$(63,716)	$28,122

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,088	$167	$—	$3,255	$—	$3,255
Obligations of U. S. States and political subdivisions	—	559	—	559	—	559
Collateralized debt obligations	—	—	221	221	—	221
Asset-backed securities:
Residential mortgages	—	114	—	114	—	114
Student loans	—	89	—	89	—	89
Corporate and other domestic debt securities	—	—	2,870	2,870	—	2,870
Debt Securities issued by foreign entities:
Corporate	—	55	—	55	—	55
Government-backed	—	3,974	—	3,974	—	3,974
Equity securities	—	18	—	18	—	18
Precious metals trading	—	780	—	780	—	780
Derivatives(3):
Interest rate contracts	26	35,241	2	35,269	—	35,269
Foreign exchange contracts	—	24,161	16	24,177	—	24,177
Equity contracts	—	1,687	119	1,806	—	1,806
Precious metals contracts	38	891	—	929	—	929
Credit contracts	—	3,676	209	3,885	—	3,885
Derivatives netting	—	—	—	—	(60,452)	(60,452)
Total derivatives	64	65,656	346	66,066	(60,452)	5,614
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	21,924	12,621	—	34,545	—	34,545
Obligations of U.S. states and political subdivisions	—	348	—	348	—	348
Asset-backed securities:
Commercial mortgages	—	9	—	9	—	9
Home equity	—	75	—	75	—	75
Other	—	89	—	89	—	89
Debt Securities issued by foreign entities	—	546	—	546	—	546
Equity securities	—	161	—	161	—	161
Loans(4)	—	151	—	151	—	151
Mortgage servicing rights(5)	—	—	140	140	—	140
Total assets	$25,076	$85,412	$3,577	$114,065	$(60,452)	$53,613
Liabilities:
Domestic deposits(2)	$—	$5,052	$1,867	$6,919	$—	$6,919
Trading liabilities, excluding derivatives	363	686	—	1,049	—	1,049
Derivatives(3):
Interest rate contracts	28	35,432	1	35,461	—	35,461
Foreign exchange contracts	15	22,405	16	22,436	—	22,436
Equity contracts	—	1,560	202	1,762	—	1,762
Precious metals contracts	39	552	—	591	—	591
Credit contracts	—	3,753	30	3,783	—	3,783
Derivatives netting	—	—	—	—	(57,040)	(57,040)
Total derivatives	82	63,702	249	64,033	(57,040)	6,993
Short-term borrowings(2)	—	1,976	—	1,976	—	1,976
Long-term debt(2)	—	8,425	746	9,171	—	9,171
Total liabilities	$445	$79,841	$2,862	$83,148	$(57,040)	$26,108

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	See Note 11, "Fair Value Option," for additional information.

(3)
Includes trading derivative assets of $3,674 million and $5,150 million and trading derivative liabilities of $6,458 million and $6,406 million at September 30, 2016 and December 31, 2015, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

HSBC USA Inc.

(4)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 6, "Loans Held for Sale," for further information.

(5)	See Note 7, "Intangible Assets," and Note 9, "Other Assets Held for Sale," for additional information.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2016 and 2015.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2016 and 2015. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jul. 1, 2016	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2016	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$201	$4	$—	$—	$—	$(14)	$—	$—	$191	$2
Corporate and other domestic debt securities	2,879	1	—	4	—	—	—	—	2,884	1
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(15)	20	—	—	—	(2)	(1)	3	5	—
Credit contracts	188	11	—	—	—	8	—	—	207	(3)
Mortgage servicing rights(3)	104	—	(4)	—	—	(5)	—	(95)	—	(4)
Total assets	$3,358	$36	$(4)	$4	$—	$(13)	$(1)	$(92)	$3,288	$(4)
Liabilities:
Domestic deposits(4)	$(1,677)	$—	$(3)	$—	$(42)	$300	$(39)	$57	$(1,404)	$(26)
Long-term debt(4)	(573)	—	(31)	—	(86)	110	—	67	(513)	(42)
Total liabilities	$(2,250)	$—	$(34)	$—	$(128)	$410	$(39)	$124	$(1,917)	$(68)

HSBC USA Inc.

	Jan. 1, 2016	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2016	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$221	$(4)	$—	$—	$—	$(26)	$—	$—	$191	$(9)
Corporate and other domestic debt securities	2,870	—	—	14	—	—	—	—	2,884	—
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(83)	75	—	—	—	10	—	3	5	50
Credit contracts	179	27	—	—	—	1	—	—	207	18
Mortgage servicing rights(3)	140	—	(28)	—	—	(17)	—	(95)	—	(28)
Total assets	$3,328	$98	$(28)	$14	$—	$(32)	$—	$(92)	$3,288	$31
Liabilities:
Domestic deposits(4)	$(1,867)	$—	$(74)	$—	$(206)	$599	$(54)	$198	$(1,404)	$(46)
Long-term debt(4)	(746)	—	(23)	—	(216)	259	—	213	(513)	(23)
Total liabilities	$(2,613)	$—	$(97)	$—	$(422)	$858	$(54)	$411	$(1,917)	$(69)

HSBC USA Inc.

	Jul. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$240	$3	$—	$—	$—	$(10)	$—	$—	$233	$—
Corporate and other domestic debt securities	2,855	—	—	7	—	—	—	—	2,862	—
Derivatives, net(2):
Interest rate contracts	1	—	(1)	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(10)	(70)	—	—	—	(17)	—	2	(95)	(79)
Credit contracts	179	(8)	—	—	—	—	—	—	171	(7)
Mortgage servicing rights(3)	158	—	(21)	—	—	(7)	—	—	130	(21)
Total assets	$3,423	$(75)	$(22)	$7	$—	$(34)	$—	$2	$3,301	$(108)
Liabilities:
Domestic deposits(4)	$(1,817)	$—	$9	$—	$(86)	$130	$(44)	$54	$(1,754)	$15
Long-term debt(4)	(662)	—	73	—	(186)	13	(1)	18	(745)	71
Total liabilities	$(2,479)	$—	$82	$—	$(272)	$143	$(45)	$72	$(2,499)	$86

HSBC USA Inc.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Sep. 30, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$15	$—	$—	$—	$(35)	$—	$—	$233	$7
Corporate and other domestic debt securities	2,840	—	—	22	—	—	—	—	2,862	—
Derivatives, net(2):
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	(74)	—	—	—	(65)	—	2	(95)	(101)
Credit contracts	210	(30)	—	—	—	(9)	—	—	171	(60)
Mortgage servicing rights(3)	159	—	(13)	—	—	(16)	—	—	130	(13)
Total assets	$3,504	$(89)	$(13)	$22	$—	$(125)	$—	$2	$3,301	$(167)
Liabilities:
Domestic deposits(4)	$(1,968)	$—	$4	$—	$(270)	$313	$(66)	$233	$(1,754)	$21
Long-term debt(4)	(647)	—	79	—	(423)	197	(1)	50	(745)	81
Total liabilities	$(2,615)	$—	$83	$—	$(693)	$510	$(67)	$283	$(2,499)	$102

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $335 million and derivative liabilities of $122 million at September 30, 2016 and derivative assets of $304 million and derivative liabilities of $228 million at September 30, 2015.

(3)	See Note 7, "Intangible Assets," and Note 9, "Other Assets Held for Sale," for additional information.

(4)	See Note 11, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at September 30, 2016 and December 31, 2015:

September 30, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	191	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	2% - 5%
			Conditional default rates	6% - 7%
			Loss severity rates	90% - 95%
Corporate and other domestic debt securities	2,884	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	15% - 21%
Equity derivative contracts(1)	5	Option pricing model	Equity / Equity Index volatility	10% - 50%
			Equity / Equity and Equity / Index correlation	47% - 58%
			Equity dividend yields	0% - 15%
Credit derivative contracts	207	Option pricing model	Issuer by issuer correlation of defaults	82% - 83%
Domestic deposits (structured deposits)(1)(2)	(1,404)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	10% - 50%
			Equity / Equity and Equity / Index correlation	47% - 58%
Long-term debt (structured notes)(1)(2)	(513)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	10% - 50%
			Equity / Equity and Equity / Index correlation	47% - 58%

HSBC USA Inc.

December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	221	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	2,870	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	18% - 100%
Foreign exchange derivative contracts(1)	—	Option pricing model	Implied volatility of currency pairs	18% - 22%
Equity derivative contracts(1)	(83)	Option pricing model	Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
			Equity dividend yields	0% - 18%
Credit derivative contracts	179	Option pricing model	Correlation of defaults of a portfolio of reference credit names	44% - 47%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	140	Option adjusted discounted cash flows	Constant prepayment rates	11% - 50%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$87 - $329 per account
Domestic deposits (structured deposits)(1)(2)	(1,867)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
Long-term debt (structured notes)(1)(2)	(746)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%

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

▪
Loss severity rate - Included in our Level 3 CDOs portfolio are collateralized loan obligations (CLOs) and trust preferred securities which are about equally distributed. The loss severity rate for trust preferred securities at September 30, 2016 is about 1.8 times that of CLOs.

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

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 15 percent and 21 percent while the implied volatility for equity/equity or equity/equity index is between 10 percent and 50 percent, respectively, at September 30, 2016. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 4 percent and 5 percent, respectively, at September 30, 2016.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 47 percent and 58 percent at September 30, 2016.

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
Significant Transfers Into and Out of Level 3 Measurements During the three and nine months ended September 30, 2016, we transferred $57 million and $198 million, respectively, of domestic deposits and $67 million and $213 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During the third quarter of 2016, we transferred $95 million of mortgage servicing rights from Level 3 to Level 2 upon execution of the sale agreement with a third party. Additionally, during the three and nine months ended September 30, 2016, we transferred $39 million and $54 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and nine months ended September 30, 2015, we transferred $54 million and $233 million, respectively, of domestic deposits and $18 million and $50 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three and nine months ended September 30, 2015, we transferred $44 million and $66 million, respectively, of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at September 30, 2016 and December 31, 2015. The gains (losses) during the three and nine months ended September 30, 2016 and 2015 are also included.

	Non-Recurring Fair Value Measurements at September 30, 2016				Total Gains (Losses) For the Three Months Ended September 30, 2016	Total Gains (Losses) For the Nine Months Ended September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage and home equity mortgage loans held for sale(1)	$—	$—	$958	$958	$(17)	$(61)
Consumer loans(2)	—	32	—	32	(10)	(19)
Commercial loans held for sale(3)	—	19	—	19	(7)	(37)
Impaired commercial loans(4)	—	—	420	420	7	(295)
Real estate owned(5)	—	27	—	27	2	6
Total assets at fair value on a non-recurring basis	$—	$78	$1,378	$1,456	$(25)	$(406)

	Non-Recurring Fair Value Measurements at December 31, 2015				Total Gains (Losses) For the Three Months Ended September 30, 2015	Total Gains (Losses) For the Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$2	$3	$5	$—	$—
Consumer loans(2)	—	133	—	133	(6)	(24)
Commercial loans held for sale(3)	—	55	—	55	(2)	(16)
Impaired commercial loans(4)	—	—	116	116	(16)	(31)
Real estate owned(5)	—	22	—	22	1	3
Total assets at fair value on a non-recurring basis	$—	$212	$119	$331	$(23)	$(68)

(1)
At September 30, 2016 and December 31, 2015, the fair value of the loans held for sale was below cost. Certain residential mortgage and home equity mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy, including certain residential mortgage and home equity mortgage loans which were transferred to held for sale during the nine months ended September 30, 2016 for which significant inputs in estimating fair value were unobservable and, to a lesser extent, certain residential mortgage loans held for sale for which the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)
Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral. Total gains (losses) for the three and nine months ended September 30, 2016 include amounts recorded on loans that were subsequently transferred to held for sale.

(3)	At September 30, 2016 and December 31, 2015, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at September 30, 2016 and December 31, 2015:

At September 30, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage and home equity mortgage loans held for sale	$958	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	0% - 100%
		including collateral values and market discount rate	Market discount rate	8% - 14%
Impaired commercial loans	420	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%

At December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$3	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	116	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 70%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage and home equity mortgage loans held for sale represent residential mortgage and home equity mortgage loans which were transferred to held for sale during the nine months ended September 30, 2016 and, to a lesser extent, subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for residential mortgage and home equity mortgage loans held for sale was approximately 52 percent at September 30, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 34 percent at September 30, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

•
Loans held for sale – Consumer and commercial loans held for sale (that are not designated under FVO as discussed below) are recorded at the lower of amortized cost or fair value. The fair value estimates of consumer and commercial loans held for sale are determined primarily using the discounted cash flow method using assumptions consistent with those which would be used by market participants in valuing such loans. Valuation inputs include estimates of prepayment rates, default rates, loss severities, collateral values and market rates of return. Where available, such inputs are derived from or corroborated by observable market data. Since some loan pools may have features which are unique, the fair value measurement processes use

HSBC USA Inc.

significant unobservable inputs which are specific to the performance characteristics of the various loan portfolios. Where available, we measure residential mortgage whole loans held for sale based on transaction prices of loan portfolios of similar characteristics observed in the whole loan market. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics.

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

•
Consumer loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included estimates from an HSBC affiliate which reflect over-the-counter trading activity; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; general discussions held directly with potential investors; and, at December 31, 2015, forward looking discounted cash flow models using assumptions consistent with those which would be used by market participants in valuing such loans. Since some loan pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various loan portfolios. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $49 million and $54 million at September 30, 2016 and December 31, 2015, respectively.
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

HSBC USA Inc.

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

The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at September 30, 2016:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total

AAA -A	Residential mortgages - Alt A	$48	$—	$48
	Residential mortgages - Subprime	40	—	40
	Student loans	84	—	84
	Total AAA -A	172	—	172
BBB -B	Collateralized debt obligations	—	191	191
CCC-Unrated	Residential mortgages - Subprime	11	—	11
		$183	$191	$374
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Commercial mortgages	$4	$—	$4
	Home equity - Alt A	65	—	65
	Other	494	—	494
	Total AAA -A	$563	$—	$563

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
Mortgage servicing rights - We elected to measure residential mortgage servicing rights at fair value and, prior to March 2016, classified them as intangible assets. In March 2016, we initiated an active program to sell our remaining MSRs portfolio and reclassified them to held for sale within other assets. At September 30, 2016, fair value for the residential mortgage servicing rights is determined based upon the sales price formula as defined in the executed sales agreement. Previously, fair value for the residential mortgage servicing rights was determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporated our best estimate of the prepayment speed of the mortgage loans, cost to service and discount rates which are unobservable.
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

HSBC USA Inc.

20. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2016 (the "2016 First Quarter Form 10-Q") and the six month period ended June 30, 2016 (the "2016 Second Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2015 Form 10-K, our 2016 First Quarter Form 10-Q and our 2016 Second Quarter Form 10-Q are reported herein.
In addition to the matters described below, and in our 2015 Form 10-K, our 2016 First Quarter Form 10-Q and our 2016 Second Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2016 First Quarter Form 10-Q and our 2016 Second Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $330 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Based on the facts currently known, in respect of each of the below investigations as well as for the investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2015 Form 10-K and in Note 20, "Litigation and Regulatory Matters," in our 2016 First Quarter Form 10-Q and our 2016 Second Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Salveson v. JP Morgan Chase et al. The U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action in October 2016.
Checking Account Overdraft Litigation The court issued an order in October 2016 granting final approval of the settlement.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v Bank of America Corp. & Wells Fargo & Co. Oral argument in City of Miami is scheduled for November 2016.
County of Cook v. HSBC North America Holdings Inc., et al. This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v Bank of America Corp. & Wells Fargo & Co. Oral argument in City of Miami is scheduled for November 2016.
Lender-Placed Insurance Matters As discussed in our 2015 Form 10-K, in January 2014, HSBC Mortgage Corporation (USA)
and various other HSBC entities agreed to a settlement with the Massachusetts Attorney General concerning allegations of conflict of interest in placement of lender placed insurance and the HSBC entities paid approximately $4 million to be held in escrow until the settlement was finalized. On February 17, 2016, the settlement was finalized by the filing of an Assurance of Discontinuance in the Massachusetts Superior Court. The Massachusetts Attorney General distributed settlement payments to Massachusetts borrowers in July 2016.

HSBC USA Inc.

Private Mortgage Insurance Matters Following a ruling in a similar matter by the U.S. Court of Appeals for the Third Circuit, the parties agreed to settle the matter on an individual basis. The case was discontinued with prejudice in September 2016.
Foreign Exchange (“FX”) Matters
In September 2016, a new lawsuit alleging federal and state antitrust claims was filed in the U.S. District Court for the Southern District of New York by “indirect” FX purchasers who invested in funds that engaged in FX-related transactions. The action purports to assert claims for New York and California sub-classes under state law and has been assigned to the judge overseeing the pending FX class action settlement.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) Defendants’ motion to dismiss the second amended consolidated complaint was granted in part and denied in part in October 2016.
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) Defendants’ motion to dismiss the second amended consolidated complaint was granted in part and denied in part in October 2016.
Madoff Litigation
In September 2016, the U.S. District Court for the Southern District of New York granted the HSBC defendants’ motion to dismiss in Stephen and Leyla Hill, et al. v. HSBC Bank plc, et al. (Case No. 14-CV-9745(LTS)).
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. Defendants moved to dismiss plaintiffs’ second amended complaint in September 2016.
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. HSBC defendants’ motion to dismiss is due in December 2016.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Company Ltd., et al. In October 2016, the court granted the Hong Kong and Shanghai Banking Company’s motion to dismiss, having previously granted in part and denied in part HSBC Bank USA’s motion.

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

HSBC USA Inc.

•
Financial Instruments - Classification and Measurement In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. For financial liabilities measured under the fair value option, the ASU requires recognizing the change in fair value attributable to our own credit in other comprehensive income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. Early adoption of the amendment related to financial liabilities measured under the fair value option is permitted. The adoption of this guidance will have a significant impact on our financial statements and will result in recognizing the change in fair value attributable to our own credit risk in other comprehensive income where previously these amounts were recognized in net income. The adoption of this guidance will also require a cumulative effect adjustment to the consolidated balance sheet, which will result in a reclassification from retained earnings to accumulated other comprehensive loss as of the beginning of the period of adoption. We are currently evaluating the impact of adopting the remaining guidance in this ASU.

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

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded as income tax benefit or expense in the income statement and for excess tax benefits to be classified as an operating activity in the statement of cash flows. Under the ASU, entities elect whether to account for forfeitures of awards by either recognizing forfeitures as they occur or by estimating the number of awards expected to be forfeited. Additionally, the ASU allows entities to withhold up to the maximum individual statutory tax rate to cover income taxes on awards and classify the entire awards as equity. Cash paid to satisfy the statutory income tax withholding obligation must be classified as a financing activity in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2017, with early adoption permitted. The amendments in the ASU have various transition requirements with certain amendments required to be applied retrospectively. We do not anticipate a significant impact upon adoption of this ASU.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, the ASU requires new disclosures, the more significant of which include a) for financial assets measured at cost, information about how an entity developed its allowance, including changes in the factors that influenced the estimate of expected credit losses and the reasons for those changes; b) for financing receivables, further disaggregation of credit quality indicators by year of origination; and c) for AFS debt securities, a rollforward of the allowance for credit losses and an aging analysis of securities that are past due. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting this ASU.

HSBC USA Inc.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, the portions of the cash payments attributable to accreted interest for the settlement of zero-coupon bonds should be classified as cash outflows for operating activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented, with early adoption permitted. We are currently evaluating the impact of adopting this ASU.

There have been no additional accounting pronouncements issued during the first nine months of 2016 that are expected to have or could have a significant impact on our financial position or results of operations.

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
Economic Environment  The U.S. economy continued its trend of slow growth during the first nine months of 2016. U.S. Gross Domestic Product ("GDP") is currently forecasted to grow at an annual rate of 1.8 percent in 2016, slightly slower than 2015's GDP growth rate of 2.1 percent, although U.S. manufacturing growth in 2016 is expected to increase faster than GDP. Inflation in 2016 continues to run below the Federal Reserve Board's ("FRB") 2.0 percent target inflation rate. Although there is speculation that the FRB may increase short-term interest rates by 25 basis points in the fourth quarter, the prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base. The U.S. economy added approximately 1.6 million jobs during the first nine months of 2016 although total unemployment remained unchanged at 5.0 percent at September 2016 as compared with December 2015 as the number of job seekers continued to grow. An elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.7 percent at September 2016, as compared with a rate of 9.9 percent at year-end.
Despite the continued improvement of the U.S. economy, economic uncertainty remains high in many economies outside the U.S., including China as well as Latin America and in particular Brazil, where economic activity continues to be slow, with the decision by the United Kingdom in late June to exit the EU further adding to this global uncertainty. In addition, although the price of oil increased during the nine months of 2016, it declined significantly during 2015 and remains depressed compared with historical levels in part due to the strong U.S. dollar, adding pressure to portfolios where the customer base is heavily centered in commodity-based businesses. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three and nine months ended September 30, 2016 and 2015 and at September 30, 2016 and December 31, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars are in millions)
Net income	$33	$204	$166	$455
Rate of return on average:
Total assets	.1%	.4%	.1%	.3%
Total risk weighted assets	.1	.5	.2	.4
Total common shareholder's equity	.7	3.8	.9	2.9
Total shareholders' equity	.6	3.9	1.1	3.1
Net interest margin	1.22	1.31	1.30	1.35
Efficiency ratio	86.9	68.5	79.2	74.3
Commercial net charge-off ratio(1)	.16	.05	.31	.10
Consumer net charge-off ratio(1)	.81	.18	.41	.34

(1)	Excludes loans held for sale.

HSBC USA Inc.

	September 30, 2016	December 31, 2015
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.37%	1.10%
Commercial allowance as a percent of loans(1)	1.67	1.25
Consumer allowance as a percent of loans(1)	.45	.65
Consumer two-months-and-over contractual delinquency	4.09	4.56
Loans to deposits ratios(2)	77.23	93.07
Common equity Tier 1 capital to risk weighted assets	13.5	12.0
Tier 1 capital to risk weighted assets	14.3	12.6
Total capital to risk weighted assets	18.0	16.5
Total shareholders' equity to total assets	10.1	10.9

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$18,042	$8,446
Trading assets	19,586	17,085
Securities available-for-sale	40,800	35,773
Loans:
Commercial loans	58,032	62,453
Consumer loans	19,593	20,464
Total loans	77,625	82,917
Deposits	131,082	118,579

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.
Net income was $33 million and $166 million during the three and nine months ended September 30, 2016, respectively, compared with $204 million and $455 million during the three and nine months ended September 30, 2015, respectively. Net income in the prior year-to-date period reflects the impact of New York City tax reform which resulted in an increase in tax expense of $48 million during the second quarter of 2015.
Income before income tax was $59 million and $266 million during the three and nine months ended September 30, 2016, respectively, compared with $315 million and $740 million during the three and nine months ended September 30, 2015, respectively. The decrease in income before income tax during the three and nine months ended September 30, 2016 was due primarily to lower other revenues and a higher provision for credit losses which were partially offset in the year-to-date period by lower operating expenses and higher net interest income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Income before income tax, as reported	$59	$315	$266	$740
Fair value movement on own fair value option debt attributable to credit spread	(5)	(96)	(113)	(214)
Costs to achieve(1)	54	2	85	6
Adjusted performance(2)	$108	$221	$238	$532

(1)	Reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015.

(2)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Excluding the collective impact of the items in the table above, our adjusted performance during the three and nine months ended September 30, 2016 declined $113 million and $294 million, respectively, compared with the prior year periods due primarily to a higher provision for credit losses in our commercial loan portfolio and lower other revenues which were partially offset in the year-to-date period by lower operating expenses and higher net interest income. Lower other revenues in both the three and nine month periods was driven by lower other income and lower fair value option revenue, partially offset by higher trading revenue.
See "Results of Operations" for more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In addition to the residential mortgage sales program discussed below, during the third quarter of 2016, we decided we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance"), along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016, we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest. During the third quarter of 2016, we recorded an initial lower of cost or fair value adjustment of $11 million associated with the newly transferred loans, all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.
During the first quarter of 2016 we decided we no longer have the intent to hold for investment certain residential mortgage loans and adopted a formal program to initiate sale activities for these residential mortgage loans when a loan meeting pre-determined criteria is written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. Under this program, during the three and nine months ended September 30, 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $25 million and $549 million, respectively, at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $23 million and $456 million, including related escrow advances, during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $4 million and $42 million, respectively, associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income. During the three and nine months ended September 30, 2016, we recorded $2 million and $8 million, respectively, of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of a change in the estimated pricing on specific pools of loans. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios.
In March 2016, we initiated an active program to sell our remaining Mortgage Servicing Rights ("MSRs") portfolio which has been in run-off for several years. As a result, we now consider the MSRs portfolio and related servicing advances, which together totaled $303 million, to be held for sale at September 30, 2016 and reported them in other assets on the consolidated balance sheet. In August 2016, we entered into an agreement to sell our remaining MSRs portfolio to a third party and expect the sale to be completed during the fourth quarter of 2016. As the MSRs continue to be carried at fair value and we expect to transfer the related servicing advances to the buyer at near cost, the resulting gain or loss on sale, including transaction costs, is not expected to be significant.
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

HSBC USA Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income – U.S. GAAP basis	$33	$204	$166	$455
Adjustments, net of tax:
Loan impairment	14	12	(11)	29
Loans held for sale	13	—	44	8
Pension and other postretirement benefit costs	4	2	10	8
Reclassification of fair value measured financial assets	—	1	5	2
Loan origination	—	(1)	2	(7)
Property	(3)	(3)	(9)	(7)
Tax valuation allowances	—	—	—	(5)
Other	(1)	6	(5)	(11)
Net income – Group Reporting Basis	60	221	202	472
Tax expense – Group Reporting Basis	49	121	140	313
Profit before tax – Group Reporting Basis	$109	$342	$342	$785
Loan impairment charges under the Group Reporting Basis during the nine months ended September 30, 2016 were greater than under U.S. GAAP due to the default of certain credits where existing loan impairment allowances, prior to default, were lower under the Group Reporting Basis than under U.S. GAAP due to the shorter loss emergence period utilized for computing loan impairment allowances for commercial loans collectively evaluated for impairment under the Group Reporting Basis.
The significant differences between U.S. GAAP and the Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2015 Form 10-K. There have been no significant changes since December 31, 2015 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at September 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	September 30, 2016	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$48,756	$20,463	72.3%
Loans, net	76,565	(5,440)	(6.6)
Loans held for sale	1,791	(394)	(18.0)
Trading assets	19,586	2,501	14.6
Securities	54,231	4,434	8.9
Other assets	7,381	(1,532)	(17.2)
	$208,310	$20,032	10.6%
Funding sources:
Total deposits	$131,082	$12,503	10.5%
Trading liabilities	7,537	82	1.1
Short-term borrowings	6,062	1,067	21.4
Long-term debt	39,500	5,991	17.9
All other liabilities	3,152	(63)	(2.0)
Shareholders’ equity	20,977	452	2.2
	$208,310	$20,032	10.6%
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

HSBC USA Inc.

Loans, Net  The following summarizes our loan balances at September 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	September 30, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$10,958	$958	9.6%
Business and corporate banking	17,665	(1,451)	(7.6)
Global banking(1)	26,414	(3,555)	(11.9)
Other commercial	2,995	(373)	(11.1)
Total commercial	58,032	(4,421)	(7.1)
Consumer loans:
Residential mortgages	17,091	(667)	(3.8)
Home equity mortgages	1,454	(146)	(9.1)
Credit cards	668	(31)	(4.4)
Other consumer	380	(27)	(6.6)
Total consumer	19,593	(871)	(4.3)
Total loans	77,625	(5,292)	(6.4)
Allowance for credit losses	1,060	148	16.2
Loans, net	$76,565	$(5,440)	(6.6)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions and U.S. dollar lending to multinational banking customers managed by HSBC on a global basis. Also includes loans to HSBC affiliates which totaled $4,463 million and $4,815 million at September 30, 2016 and December 31, 2015, respectively.

Commercial loans decreased compared with December 31, 2015 largely due to paydowns and maturities exceeding new loan originations as we focused efforts on improving returns through disciplined lending and expanding customer relationships into other products. The decrease also reflects the transfer of certain global banking loans with a carrying value of $1,088 million to held for sale during the first quarter of 2016, partially offset by the transfer of certain commercial real estate loans with a carrying value of $612 million back to held for investment from held for sale during the second quarter of 2016. The decline in commercial loans, including the impact of transfers, was primarily in the banking and health care industries.
Consumer loans decreased compared with December 31, 2015 due primarily to the transfers of certain residential mortgage loans with a carrying value of $1,007 million to held for sale during the first nine months of 2016 ($638 million of which occurred in the third quarter) as discussed below, partially offset by an increase in residential mortgage loans as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage"). Home equity mortgages also decreased reflecting net paydowns as our focus continues to shift towards residential mortgage loans. The declines in credit card receivables and other consumer loans reflects paydowns.
We have seen a general improvement in the loan-to-value ("LTV") ratios for our mortgage loan portfolio. The following table presents LTVs for our mortgage loan portfolio, excluding mortgage loans held for sale:

	LTVs at September 30, 2016(1)(2)		LTVs at December 31, 2015(1)(2)
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	96.4%	82.1%	94.9%	78.7%
80% < LTV < 90%	2.2	10.2	2.9	11.0
90% < LTV < 100%	.9	5.4	1.4	6.5
LTV > 100%	.5	2.3	.8	3.8
Average LTV for portfolio	53.3	57.4	54.9	59.1

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at June 30, 2016 and September 30, 2015, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at September 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	September 30, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$—	$(1,895)	(100.0)%
Global banking	741	541	*
Total commercial	741	(1,354)	(64.6)
Consumer loans:
Residential mortgages	971	960	*
Home equity mortgages	4	4	—
Other consumer	75	(4)	(5.1)
Total consumer	1,050	960	*
Total loans held for sale	$1,791	$(394)	(18.0)%

*	Not meaningful.
Commercial loans held for sale decreased compared with December 31, 2015. During the second quarter of 2016, we sold $1,161 million of commercial real estate loans to a third party and recognized a loss on sale of approximately $3 million, including transaction costs. Upon completion of the sale, the remaining loans that were not sold, which had a carrying value of $612 million at June 30, 2016, were transferred back to held for investment as we now intend to hold these loans for the foreseeable future.
Global banking loans held for sale includes commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans, which we have elected to designate under the fair value option, totaled $649 million and $151 million at September 30, 2016 and December 31, 2015, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Global banking loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $92 million and $49 million at September 30, 2016 and December 31, 2015, respectively.
We recorded lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale of $7 million and $37 million during the three and nine months ended September 30, 2016, respectively, compared with $2 million and $16 million during the three and nine months ended September 30, 2015, respectively, as a component of other income (loss) in the consolidated statement of income (loss).
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
Under this program, during the three and nine months ended September 30, 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $25 million and $549 million, respectively, at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $23 million and $456 million, respectively, including related escrow advances.

HSBC USA Inc.

In addition to the residential mortgage sales program discussed above, during the third quarter of 2016, we decided we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance, along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016, we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $3 million at both September 30, 2016 and December 31, 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance. The valuation allowance on consumer loans held for sale was $60 million and $13 million at September 30, 2016 and December 31, 2015, respectively. The valuation allowance on commercial loans held for sale was $54 million and $21 million at September 30, 2016 and December 31, 2015, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at September 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	September 30, 2016	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$13,243	$2,088	18.7%
Precious metals	2,669	1,889	*
Derivatives, net(2)	3,674	(1,476)	(28.7)
	$19,586	$2,501	14.6%
Trading liabilities:
Securities sold, not yet purchased	$1,030	$631	*
Payables for precious metals	49	(601)	(92.5)
Derivatives, net(3)	6,458	52.8
	$7,537	$82	1.1%

*	Not meaningful.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At September 30, 2016 and December 31, 2015 the fair value of derivatives included in trading assets has been reduced by $4,463 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At September 30, 2016 and December 31, 2015 the fair value of derivatives included in trading liabilities has been reduced by $1,305 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances increased compared with December 31, 2015 due primarily to increases in foreign sovereign and U.S. Treasury positions, including the impact of favorable market valuations. Securities positions are held as economic hedges of interest rate and credit derivative products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased compared with December 31, 2015 due to an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2015 driven largely by increases in our own silver and gold inventory positions held as hedges for client activity as well as higher spot prices for these metals. Payables for precious metals were lower reflecting a decrease in borrowing of gold and silver inventory. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.

HSBC USA Inc.

Derivative asset balances decreased compared with December 31, 2015 as increased netting associated with an increase in central counterparty clearing was partially offset by market movements. Derivative liability balances were relatively flat compared with December 31, 2015 as the impact of increased netting was offset by market movements. Market movements resulted in higher valuations of interest rate derivatives and, to a lesser extent, equity derivatives which were partially offset by lower valuations of foreign exchange and credit derivatives. Market movements on commodity derivatives were mixed resulting in lower derivative asset valuations, but higher derivative liability valuations.
Securities  Securities include securities available-for-sale and securities held-to-maturity. The increase in balances compared with December 31, 2015 largely reflects net purchases of longer term U.S. Treasury and U.S. Government sponsored mortgage-backed securities as well as favorable market valuations, partially offset by net sales of U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
Other Assets  Other assets includes intangibles and goodwill. Other assets decreased compared with December 31, 2015 largely due to lower outstanding settlement balances related to security sales, lower tax assets and lower cash collateral posted. In August 2016, we entered into an agreement to sell our remaining MSRs portfolio to a third party and expect the sale to be completed during the fourth quarter of 2016. See Note 9, "Other Assets Held for Sale," in the accompanying consolidated financial statements for additional details.
During the third quarter of 2016, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts, with the fair value of each reporting unit being 125 percent or more of book value, including allocated goodwill.
Deposits  The following summarizes deposit balances by major depositor categories at September 30, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	September 30, 2016	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$113,458	$10,605	10.3%
Domestic and foreign banks	16,161	1,995	14.1
U.S. government and states and political subdivisions	675	(48)	(6.6)
Foreign governments and official institutions	788	(49)	(5.9)
Total deposits	$131,082	$12,503	10.5%
Total core deposits(1)	$101,452	$10,989	12.1%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2015 driven by higher deposits from affiliates and growth in commercial savings and demand deposits reflecting a focus on deposit growth through a continuation of executing a key strategy to grow our Global Liquidity and Cash Management business. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent client with a dedicated premier relationship manager. Total Premier deposits increased to $23,874 million at September 30, 2016 as compared with $23,498 million at December 31, 2015; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings increased compared with December 31, 2015 primarily due to a shift in mix which resulted in lower netting associated with securities sold under repurchase agreements.
Long-Term Debt  Long-term debt increased compared with December 31, 2015 reflecting the impact of debt issuances, including $4,000 million of senior debt issued to HSBC North America during the third quarter of 2016 and increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt retirements. Debt issuances during the three and nine months ended September 30, 2016 totaled $5,116 million and $7,675 million, respectively, of which $4,000 million and $5,103 million, respectively, was issued by HSBC Bank USA.

HSBC USA Inc.

Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $3 million during the nine months ended September 30, 2016. Total debt outstanding under this program was $4,442 million and $4,476 million at September 30, 2016 and December 31, 2015, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Incremental issuances from our shelf registration statement with the SEC totaled $2,572 million of senior structured notes during the nine months ended September 30, 2016. Total long-term debt outstanding under this shelf was $21,967 million and $21,415 million at September 30, 2016 and December 31, 2015, respectively.
Borrowings from the FHLB totaled $6,700 million and $5,600 million at September 30, 2016 and December 31, 2015, respectively.
All Other Liabilities  All other liabilities was relatively flat compared with December 31, 2015.
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
The significant components of net interest margin are summarized in the following table:

		2016 Compared to 2015 Increase (Decrease)
Three Months Ended September 30,	2016	Volume	Rate	2015
	(dollars are in millions)
Interest income:
Short-term investments	$100	$8	$62	$30
Trading securities	52	6	(29)	75
Securities	234	18	(21)	237
Commercial loans	383	(25)	52	356
Consumer loans	185	4	(2)	183
Other	12	(3)	—	15
Total interest income	966	8	62	896
Interest expense:
Deposits	122	7	38	77
Short-term borrowings	22	(3)	12	13
Long-term debt	213	29	—	184
Tax liabilities and other	5	1	2	2
Total interest expense	362	34	52	276
Net interest income – taxable equivalent basis	604	$(26)	$10	620
Less: tax equivalent adjustment	—			3
Net interest income – non taxable equivalent basis	$604			$617

Yield on total interest earning assets	1.96%			1.90%
Cost of total interest bearing liabilities	.98			.81
Interest rate spread	.98			1.09
Benefit from net non-interest paying funds(1)	.24			.22
Net interest margin on average earning assets	1.22%			1.31%

HSBC USA Inc.

		2016 Compared to 2015 Increase (Decrease)
Nine Months Ended September 30,	2016	Volume	Rate	2015
	(dollars are in millions)
Interest income:
Short-term investments	$268	$21	$169	$78
Trading securities	197	(21)	(43)	261
Securities	722	56	—	666
Commercial loans	1,148	2	136	1,010
Consumer loans	561	17	(1)	545
Other	31	(7)	(6)	44
Total interest income	2,927	68	255	2,604
Interest expense:
Deposits	344	19	148	177
Short-term borrowings	61	(9)	35	35
Long-term debt	613	71	18	524
Tax liabilities and other	12	1	1	10
Total interest expense	1,030	82	202	746
Net interest income – taxable equivalent basis	1,897	$(14)	$53	1,858
Less: tax equivalent adjustment	1			9
Net interest income – non taxable equivalent basis	$1,896			$1,849

Yield on total interest earning assets	2.01%			1.90%
Cost of total interest bearing liabilities	.95			.74
Interest rate spread	1.06			1.16
Benefit from net non-interest paying funds(1)	.24			.19
Net interest margin on average earning assets	1.30%			1.35%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

Net interest income decreased slightly during the three months ended September 30, 2016 as the favorable impact of higher short-term market rates as discussed below was more than offset by higher interest expense from long-term debt, the impact of lower commercial loan average balances and lower interest income from trading securities. In the year-to-date period, net interest income increased as the favorable impact of higher short-term market rates and higher interest income from securities was partially offset by higher interest expense from wholesale time deposits and long-term debt as well as lower interest income from trading securities. Higher short-term market rates resulted in higher short-term investment and variable loan interest income, partially offset by higher wholesale time deposit and short-term borrowing interest expense in both the three and nine month periods while retail and commercial deposit account pricing was largely unchanged.
Short-term investments Higher interest income during the three and nine months ended September 30, 2016 was due to a shift in mix towards higher yielding securities purchased under agreements to resell, higher yields on interest bearing deposits with banks driven by the impact of the Federal Reserve Bank rate increase in December 2015 and, to a lesser extent, higher average balances.
Trading securities Interest income declined during the three and nine months ended September 30, 2016 driven primarily by increased investments in lower yielding U.S. Treasury securities. The decline was partially offset in the three month period by higher average balances overall due to increases in U.S. Treasury and foreign sovereign positions. In the year-to-date period, lower average balances overall contributed to the decline, as an increase in U.S. Treasury positions was more than offset by a decrease in foreign sovereign positions. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our customers. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was relatively flat during the three months ended September 30, 2016 as higher average balances were offset by lower yields. In the year-to-date period, interest income was higher due to higher average balances driven by net purchases

HSBC USA Inc.

of U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net sales of U.S. Government agency mortgage-backed securities and the sale of certain foreign debt securities.
Commercial loans Interest income increased during the three and nine months ended September 30, 2016 due to higher yields reflecting the impact of rate increases on variable rate products. The increase was partially offset in the three month period by lower average balances largely due to paydowns, maturities and loan sales exceeding new loan originations as we focused efforts on improving returns through disciplined lending and expanding customer relationships into other products.
Consumer loans Interest income was relatively flat during the three months ended September 30, 2016, but was higher in the year-to-date period due to higher average balances driven by growth in residential mortgages.
Other Lower interest income during the three and nine months ended September 30, 2016 reflects lower average balances due to declines in cash collateral posted and a lower dividend rate earned on Federal Reserve Bank stock.
Deposits Interest expense increased during the three and nine months ended September 30, 2016 due primarily to higher rates paid on wholesale time deposits and foreign bank deposits reflecting the impact of rate increases as well as higher average interest-bearing deposit balances overall. Contributing to the increase in the year-to-date period, to a lesser extent, was higher rates paid on savings accounts driven by promotional offers to our retail customers.
Short-term borrowings Higher interest expense during the three and nine months ended September 30, 2016 was driven by higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during the three and nine months ended September 30, 2016 largely due to higher average borrowings and, in the year-to-date period, higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances since the third quarter of 2015.
Tax liabilities and other Interest expense was relatively flat during the three and nine months ended September 30, 2016.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(8)	$(3)	$(5)	*
Business and corporate banking	7	32	(25)	(78.1)
Global banking	44	16	28	*
Other commercial	(1)	(1)	—	—
Total commercial	$42	$44	$(2)	(4.5)
Consumer:
Residential mortgages	11	(3)	14	*
Home equity mortgages	1	(2)	3	*
Credit card receivables	7	7	—	—
Other consumer	1	1	—	—
Total consumer	20	3	17	*
Total provision for credit losses	$62	$47	$15	31.9%
Provision as a percentage of average loans, annualized	.3%	.2%

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(2)	$(4)	$2	50.0%
Business and corporate banking	(35)	54	(89)	*
Global banking	377	39	338	*
Other commercial	(5)	(3)	(2)	(66.7)
Total commercial	335	86	249	*
Consumer:
Residential mortgages	(5)	(9)	4	44.4
Home equity mortgages	(2)	(4)	2	50.0
Credit cards	21	14	7	50.0
Other consumer	4	7	(3)	(42.9)
Total consumer	18	8	10	*
Total provision for credit losses	$353	$94	$259	*
Provision as a percentage of average loans, annualized	.6%	.2%

*	Not meaningful.
Our provision for credit losses increased $15 million and $259 million during the three and nine months ended September 30, 2016, respectively, due to a higher provision for credit losses in our consumer loan portfolio and, in the year-to-date period, a higher provision for credit losses in our commercial loan portfolio. During the three months ended September 30, 2016, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $3 million. During the nine months ended September 30, 2016, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $148 million.
The provision for credit losses in our commercial loan portfolio was relatively flat during the three months ended September 30, 2016 as a higher provision associated with the continued deterioration of a single mining customer relationship was offset by lower provisions associated with oil and gas industry loan exposures and risk factors associated with expansion market loan exposures. In the year-to-date period, the provision for credit losses in our commercial loan portfolio increased $249 million driven by higher provisions associated with the downgrade of a single mining customer relationship and, to a lesser extent, other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including mining and other industry loan exposures, partially offset by lower provisions associated with oil and gas industry loan exposures and risk factors associated with expansion market loan exposures. We will continue to monitor our exposure with regard to the mining customer relationship discussed above and, as a result, further adjustments to our credit loss reserves may be required in future periods.
As previously discussed, during the third quarter of 2016 we transferred certain mortgages to held for sale and, as a result, recorded a lower of cost or fair value adjustment of $11 million related to credit factors as a component of the provision for credit losses. Excluding the impact of this item, the provision for credit losses on residential mortgages and home equity mortgages increased $6 million during the three months ended September 30, 2016 and decreased $5 million in the year-to-date period. While the positive impacts of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio were more pronounced in the year-ago quarter, they remain favorable in the year-to-date period.
The provision for credit losses associated with credit cards was flat during the three months ended September 30, 2016. In the year-to-date period, the provision for credit losses associated with credit cards increased $7 million as the positive impacts from continued improvements in economic and credit conditions, including improvements in delinquency roll rates, were more pronounced in the prior year period. While the provision for credit losses associated with other consumer loans was flat during the three months ended September 30, 2016, it decreased $3 million in the year-to-date period as 2015 reflects a lower of cost or fair value adjustment associated with the transfer of a small student loan portfolio to held for sale.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit card fees	$12	$11	$1	9.1%
Trust and investment management fees	40	46	(6)	(13.0)
Other fees and commissions	215	188	27	14.4
Trading revenue (expense)	120	(34)	154	*
Other securities gains, net	16	11	5	45.5
Servicing and other fees from HSBC affiliates	50	53	(3)	(5.7)
Residential mortgage banking revenue (expense)	(3)	16	(19)	*
Gain (loss) on instruments designated at fair value and related derivatives	(88)	165	(253)	*
Other income (loss):
Valuation of loans held for sale	(11)	(6)	(5)	(83.3)
Insurance	5	2	3	*
Miscellaneous income (loss)	(36)	79	(115)	*
Total other income (loss)	(42)	75	(117)	*
Total other revenues	$320	$531	$(211)	(39.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit card fees	$39	$32	$7	21.9%
Trust and investment management fees	118	127	(9)	(7.1)
Other fees and commissions	557	560	(3)	(.5)
Trading revenue (expense)	185	23	162	*
Other securities gains, net	81	69	12	17.4
Servicing and other fees from HSBC affiliates	155	162	(7)	(4.3)
Residential mortgage banking revenue (expense)	24	50	(26)	(52.0)
Gain (loss) on instruments designated at fair value and related derivatives	90	306	(216)	(70.6)
Other income (loss):
Valuation of loans held for sale	(82)	(15)	(67)	*
Insurance	15	14	1	7.1
Miscellaneous income (loss)	(107)	70	(177)	*
Total other income (loss)	(174)	69	(243)	*
Total other revenues	$1,075	$1,398	$(323)	(23.1)%

*	Not meaningful.
Credit card fees  Credit card fees were higher during the three and nine months ended September 30, 2016 due primarily to lower cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees decreased during the three and nine months ended September 30, 2016 driven by lower investment management fees associated with our Private Banking business reflecting a decline in assets under management.

HSBC USA Inc.

Other fees and commissions  The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Account services	$69	$73	$(4)	(5.5)%
Credit facilities	116	91	25	27.5
Custodial fees	6	8	(2)	(25.0)
Other fees	24	16	8	50.0
Total other fees and commissions	$215	$188	$27	14.4%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Account services	$210	$214	$(4)	(1.9)%
Credit facilities	273	264	9	3.4
Custodial fees	16	16	—	—
Other fees	58	66	(8)	(12.1)
Total other fees and commissions	$557	$560	$(3)	(.5)%
Other fees and commissions were higher during the three months ended September 30, 2016 primarily due to increased loan syndication and other credit facility related fees, partially offset by lower account service fees. In the year-to-date period, other fees and commissions were relatively flat as higher credit facility fees were offset by lower account service fees and lower other fee based income.
Trading revenue (expense)  Trading revenue (expense) is generated by participation in the foreign exchange, rates, credit, equities and precious metals markets. The following table presents trading revenue (expense) by business activity. Not included in the table below is the impact of net interest income related to trading activities which is an integral part of trading activities' overall performance. Net interest income related to trading activities is recorded in net interest income in the consolidated statement of income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue (expense).

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$38	$(81)	$119	*
Balance Sheet Management	6	(3)	9	*
Foreign Exchange	45	44	1	2.3
Precious Metals	36	14	22	*
Capital Financing	(3)	(8)	5	62.5
Other trading	(2)	—	(2)	*
Total trading revenue (expense)	$120	$(34)	$154	*

HSBC USA Inc.

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$(16)	$(142)	$126	88.7%
Balance Sheet Management	7	(18)	25	*
Foreign Exchange	147	157	(10)	(6.4)
Precious Metals	56	43	13	30.2
Capital Financing	(7)	(14)	7	50.0
Other trading	(2)	(3)	1	33.3
Total trading revenue	$185	$23	$162	*

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue (expense) increased during the three and nine months ended September 30, 2016 largely driven by the improved performance of Derivatives, Balance Sheet Management and Precious Metals, partially offset in the year-to-date period by lower revenue from Foreign Exchange.
Trading revenue from Derivatives improved during the three and nine months ended September 30, 2016 from higher new deal activity in interest rate swaps, an increase in the performance of emerging markets products and higher valuations of legacy structured credit exposures. These improvements were partially offset in both periods by the impact of debit valuation adjustments associated with movements in our own credit spreads. Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Trading revenue related to Balance Sheet Management activities improved during the three and nine months ended September 30, 2016 due to the performance of economic hedge positions used to manage interest rate risk.
Foreign Exchange trading revenue was relatively flat during the three months ended September 30, 2016, while in the year-to-date period, trading revenue declined from reduced client trade activity.
Precious Metals trading revenue increased during the three and nine months ended September 30, 2016 due to increased client trading, especially financing related trading activity.
Capital Financing revenue improved during the three and nine months ended September 30, 2016 reflecting lower losses related to valuation adjustments on credit default swap hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and nine months ended September 30, 2016, we sold $1,026 million and $13,697 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities compared with sales of $1,190 million and $9,882 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net increased in the three and nine months ended September 30, 2016 due to higher gains from the sale of certain U.S. Treasury securities as we rebalanced the portfolio for risk management purposes and, in the year-to-date period, gains from the sale of certain longer term state municipal bonds as we reduced these positions during the first quarter of 2016. The gross realized gains and losses from sales of securities in both periods, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income decreased in the three and nine months ended September 30, 2016 reflecting lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and, to a lesser extent, lower fees related to supporting growth initiatives in the Global Liquidity and Cash Management business, partially offset by higher income from certain performance based trading activity booked on the balance sheets of other HSBC affiliates.

HSBC USA Inc.

Residential mortgage banking revenue (expense)  The following table presents the components of residential mortgage banking revenue (expense). Net interest income related to residential mortgage banking is recorded in net interest income in the consolidated statement of income.

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Servicing related income:
Servicing fee income	$11	$13	$(2)	(15.4)%
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions	(4)	(21)	17	81.0
Customer payments	(5)	(7)	2	28.6
Trading – Derivative instruments used to offset changes in value of MSRs	(3)	28	(31)	*
Total servicing related income (expense)	(1)	13	(14)	*
Originations and sales related loss:
Losses on sales of residential mortgages	(4)	(2)	(2)	(100.0)
Recovery for repurchase obligations	—	2	(2)	(100.0)
Total originations and sales related loss	(4)	—	(4)	*
Other mortgage income	2	3	(1)	(33.3)
Total residential mortgage banking revenue (expense)	$(3)	$16	$(19)	*

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Servicing related income:
Servicing fee income	$36	$43	$(7)	(16.3)%
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions	(28)	(13)	(15)	*
Customer payments	(17)	(16)	(1)	(6.3)
Trading – Derivative instruments used to offset changes in value of MSRs	40	34	6	17.6
Total servicing related income (expense)	31	48	(17)	(35.4)
Originations and sales related loss:
Losses on sales of residential mortgages	(13)	(11)	(2)	(18.2)
Recovery for repurchase obligations	3	7	(4)	(57.1)
Total originations and sales related loss	(10)	(4)	(6)	*
Other mortgage income	3	6	(3)	(50.0)
Total residential mortgage banking revenue (expense)	$24	$50	$(26)	(52.0)%

*	Not meaningful.
Total residential mortgage banking revenue (expense) decreased in the three and nine months ended September 30, 2016 due to lower net hedged MSRs results, lower servicing fees resulting from the planned run-off of our average serviced portfolio and lower recoveries for repurchase obligations associated with loans previously sold. As a result of our strategic relationship with PHH Mortgage, we do not add new volume to our serviced portfolio as all agency eligible loans are sold to PHH Mortgage on a servicing released basis. Net hedged MSRs results were lower in the three and nine months ended September 30, 2016 largely reflecting the impact of entering into an agreement to sell our remaining MSRs portfolio in August 2016. We expect the sale to be completed during the fourth quarter of 2016.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value option

HSBC USA Inc.

accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives decreased during the three and nine months ended September 30, 2016 attributable primarily to movements in credit spreads associated with our own debt and structured notes and deposits. This decrease was partially offset in the year-to-date period by the non-recurrence of a net loss recorded in 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. See Note 11, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  Other income (loss) decreased during the three and nine months ended September 30, 2016 due primarily to losses in the current year periods associated with credit default swap protection which largely reflects the hedging of a single client exposure compared with gains in the prior year periods, higher losses from valuation write-downs on loans held for sale and, in the year-to-date period, higher losses associated with fair value hedge ineffectiveness.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Salary and employee benefits	$235	$254	$(19)	(7.5)%
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	42	66	(24)	(36.4)
Fees paid to HSBC Technology and Services (USA) ("HTSU")	252	250	2.8
Fees paid to other HSBC affiliates	60	45	15	33.3
Total support services from HSBC affiliates	354	361	(7)	(1.9)
Occupancy expense, net	57	57	—	—
Other expenses:
Equipment and software	10	12	(2)	(16.7)
Marketing	10	16	(6)	(37.5)
Outside services	35	23	12	52.2
Professional fees	28	32	(4)	(12.5)
Off-balance sheet credit reserves	(4)	(2)	(2)	(100.0)
Federal Deposit Insurance Corporation ("FDIC") assessment fee	63	29	34	*
Miscellaneous	15	4	11	*
Total other expenses	157	114	43	37.7
Total operating expenses	$803	$786	$17	2.2%
Personnel - average number	5,706	6,097
Efficiency ratio	86.9%	68.5%
			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Salary and employee benefits	$718	$767	$(49)	(6.4)%
Support services from HSBC affiliates:
Fees paid to HMUS	150	199	(49)	(24.6)
Fees paid to HTSU	734	754	(20)	(2.7)
Fees paid to other HSBC affiliates	145	145	—	—
Total support services from HSBC affiliates	1,029	1,098	(69)	(6.3)
Occupancy expense, net	173	172	1.6
Other expenses:
Equipment and software	32	37	(5)	(13.5)
Marketing	38	48	(10)	(20.8)
Outside services	80	66	14	21.2
Professional fees	79	84	(5)	(6.0)
Off-balance sheet credit reserves	26	1	25	*
FDIC assessment fee	137	88	49	55.7
Miscellaneous	40	52	(12)	(23.1)
Total other expenses	432	376	56	14.9
Total operating expenses	$2,352	$2,413	$(61)	(2.5)%
Personnel - average number	5,706	6,074
Efficiency ratio	79.2%	74.3%

*	Not meaningful.

HSBC USA Inc.

Salaries and employee benefits  Salaries and employee benefits were lower during the three and nine months ended September 30, 2016 primarily due to lower incentive compensation expense. Despite a decline in the average number of personnel driven by continued cost management efforts including targeted staff reductions across all of our businesses to optimize staffing and improve efficiency as well as a reduction in staff performing residential mortgage servicing activities on behalf of HSBC Finance, the impact of these decreases were largely offset by the addition of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of the highest and most effective global standards in combating financial crime.
Support services from HSBC affiliates  Support services from HSBC affiliates were relatively flat during the three months ended September 30, 2016 as the favorable impact of cost management efforts were largely offset by higher expense associated with certain performance based trading activity booked on our balance sheet by other HSBC affiliates. In the year-to-date period, support services from HSBC affiliates decreased due primarily to the favorable impact of cost management efforts including staff optimization in our technology and corporate support service functions and lower costs associated with business systems reflecting the completion of certain projects. A summary of the activities charged to us from various HSBC affiliates is included in Note 14, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense was flat during the three and nine months ended September 30, 2016.
Other expenses  Other expenses increased during the three and nine months ended September 30, 2016 reflecting higher deposit insurance assessment fees, the non-recurrence of a benefit recorded in the prior year periods associated with a settlement of certain compensatory fee exposures, higher outside services expense and, in the year-to-date period, higher off-balance sheet credit reserves due to downgrades. These increases were partially offset by lower litigation expense, lower losses associated with card fraud and lower marketing and travel expenses.
Efficiency ratio  Our efficiency ratio was 86.9 percent and 79.2 percent during the three and nine months ended September 30, 2016, respectively, compared with 68.5 percent and 74.3 percent during the prior year periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting which is reported as a component of total other revenues in our consolidated statement of income. Excluding the impact of this item, our efficiency ratio remained higher during the three and nine months ended September 30, 2016 due primarily to lower other revenues. In the year-to-date period, lower other revenues were partially offset by lower operating expenses and higher net interest income.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended September 30,	2016		2015
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$21	35.0%	$110	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	2	3.4	9	2.9
Other non-deductible / non-taxable items	5	8.5	(2)	(.6)
Low income housing tax credit investments	(4)	(6.8)	(6)	(1.9)
Other	2	3.4	—	—
Total income tax expense	$26	44.1%	$111	35.2%

Nine Months Ended September 30,	2016		2015
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$93	35.0%	$259	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	10	3.8	20	2.7
Adjustment of tax rate used to value deferred taxes(1)	—	—	49	6.6
Other non-deductible / non-taxable items	5	1.9	(4)	(.5)
Low income housing tax credit investments	(12)	(4.5)	(17)	(2.3)
Other	4	1.5	(22)	(3.0)
Total income tax expense	$100	37.6%	$285	38.5%

HSBC USA Inc.

(1)
For 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015 which resulted in a decrease to our net deferred tax asset of approximately $48 million in the second quarter of 2015.

In April 2016, the U.S. Treasury and the Internal Revenue Service released proposed regulations intended to discourage corporate inversions by re-characterizing certain intercompany debt as equity, effectively eliminating the tax deduction for interest paid to related parties under certain circumstances. Final and temporary regulations were released in October 2016 that exempt regulated financial groups such as HSBC and its affiliates from those re-characterization rules. Certain documentation rules included in the regulations will apply to HSBC and its affiliates, and we will analyze the requirements in order to implement on a timely basis in accordance with the rules. We do not anticipate a significant financial accounting impact upon implementation of the regulations.

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
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment increased $9 million and $25 million during the three and nine months ended September 30, 2015, respectively. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
During the first half of 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB, effective October 1, 2016. Therefore, beginning in the fourth quarter of 2016, we will include the results of the transferred client relationships in the GB&M segment for all periods presented. We currently expect this transfer will result in an increase to loans and deposits for the GB&M segment of approximately $3.4 billion and $2.4 billion, respectively. The profit before tax associated with these relationships was approximately $83 million and $54 million during the years ended December 31, 2015 and 2014, respectively.
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
We continue to review the financial information used to manage our businesses, including the scope and content of the financial data, including the U.S. GAAP financial data, being reported to our Management and our Board. To the extent we make changes to this reporting in the future, we will evaluate any impact such changes may have on our segment reporting.
Retail Banking and Wealth Management  RBWM provides banking and wealth management services for our personal customers, focusing on internationally minded clients in large metropolitan centers on the West and East coasts.
During the first nine months of 2016, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
Consistent with our strategy, the growth of our residential mortgage portfolio is driven primarily by lending to our Premier and Advance customers. Following the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, we sell our agency eligible originations directly to PHH Mortgage on a servicing released basis, resulting in no new mortgage servicing rights being recognized. In August 2016, we entered into an agreement to sell our remaining MSRs portfolio and expect the sale to be completed during the fourth quarter of 2016.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$204	$197	$7	3.6%
Other operating income	72	85	(13)	(15.3)
Total operating income(1)	276	282	(6)	(2.1)
Loan impairment charges	27	15	12	80.0
Net operating income	249	267	(18)	(6.7)
Operating expenses	283	280	3	1.1
Loss before tax	$(34)	$(13)	$(21)	*

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$609	$597	$12	2.0%
Other operating income	229	260	(31)	(11.9)
Total operating income(1)	838	857	(19)	(2.2)
Loan impairment charges	52	52	—	—
Net operating income	786	805	(19)	(2.4)
Operating expenses	810	887	(77)	(8.7)
Loss before tax	$(24)	$(82)	$58	70.7%

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of the RBWM segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Current account, savings and deposits	$135	$125	$10	8.0%
Mortgages, credit cards and other personal lending	90	99	(9)	(9.1)
Wealth and asset management products	29	35	(6)	(17.1)
Other(2)	22	23	(1)	(4.3)
Total operating income	$276	$282	$(6)	(2.1)%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Current account, savings and deposits	$405	$389	$16	4.1%
Mortgages, credit cards and other personal lending	289	306	(17)	(5.6)
Wealth and asset management products	89	102	(13)	(12.7)
Other(2)	55	60	(5)	(8.3)
Total operating income	$838	$857	$(19)	(2.2)%

(2)
Other primarily includes fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance.

Our RBWM segment reported a higher loss before tax during the three months ended September 30, 2016 driven primarily by lower other operating income and higher loan impairment charges, partially offset by higher net interest income. In the year-to-date period, loss before tax improved reflecting higher net interest income and lower operating expenses, partially offset by lower other operating income.
Net interest income increased during the three and nine months ended September 30, 2016 largely driven by higher net interest income from deposits due to higher average balances and improved spreads, partially offset by lower net interest income from

HSBC USA Inc.

lending. Net interest income from lending declined as the favorable impact of growth in residential mortgage average balances was more than offset by a declining home equity mortgage portfolio and lower spreads.
Other operating income decreased during the three and nine months ended September 30, 2016 due largely to lower servicing fees resulting from the planned run-off of our average serviced portfolio, a lower recovery for repurchase obligations associated with loans previously sold, lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and reduced asset management fees driven by a decline in assets under management principally in our emerging market bond funds. These decreases were partially offset by higher net hedged MSRs results.
Loan impairment charges were higher during the three months ended September 30, 2016 and flat in the year-to-date period. While the positive impacts of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio were more pronounced in the year-ago quarter, they were flat in the year-to-date period as lower loss estimates for residential mortgages were offset by higher loss estimates for credit cards.
Operating expenses were relatively flat during the three months ended September 30, 2016 and decreased in the year-to-date period reflecting lower litigation expense and the impact of continued cost management efforts including targeted staff reductions to optimize staffing and improve efficiency. These decreases were offset in the three month period and partially offset in the year-to-date period by the non-recurrence of a benefit recorded in the prior year periods associated with a settlement of certain compensatory fee exposures.
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable customers to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, decreased 9 percent across all CMB client groups as compared with the third quarter of 2015 as we focused efforts on improving returns through disciplined lending and expanding customer relationships into other products. In addition, total quarter-to-date average deposits outstanding increased 8 percent across all CMB client groups as compared with the third quarter of 2015 which reflects executing a key strategy to grow the Global Liquidity and Cash Management business through our international network.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$205	$209	$(4)	(1.9)%
Other operating income	66	82	(16)	(19.5)
Total operating income(1)	271	291	(20)	(6.9)
Loan impairment charges (recoveries)	(19)	23	(42)	*
Net operating income	290	268	22	8.2
Operating expenses	167	171	(4)	(2.3)
Profit before tax	$123	$97	$26	26.8%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$623	$613	$10	1.6%
Other operating income	206	228	(22)	(9.6)
Total operating income(1)	829	841	(12)	(1.4)
Loan impairment charges	12	37	(25)	(67.6)
Net operating income	817	804	13	1.6
Operating expenses	495	499	(4)	(.8)
Profit before tax	$322	$305	$17	5.6%

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$141	$145	$(4)	(2.8)%
Global Liquidity and Cash Management, current accounts and savings deposits	101	106	(5)	(4.7)
Global Trade and Receivables Finance	14	23	(9)	(39.1)
Global Banking & Markets products and other	15	17	(2)	(11.8)
Total operating income	$271	$291	$(20)	(6.9)%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$437	$424	$13	3.1%
Global Liquidity and Cash Management, current accounts and savings deposits	306	313	(7)	(2.2)
Global Trade and Receivables Finance	45	65	(20)	(30.8)
Global Banking & Markets products and other	41	39	2	5.1
Total operating income	$829	$841	$(12)	(1.4)%
Our CMB segment reported a higher profit before tax during the three and nine months ended September 30, 2016 primarily due to lower loan impairment charges and, in the year-to-date period, higher net interest income, partially offset by lower other operating income.
Net interest income decreased during the three months ended September 30, 2016 due to lower loan balances in Lending and Transaction Management and higher funding costs. This decrease was partially offset in the three month period and more than offset in the year-to-date period by the favorable impacts of growth in deposit balances in Global Liquidity and Cash Management as well as interest rate increases in December 2015 resulting in improved spreads on both deposits and loans.
Other operating income was lower during the three and nine months ended September 30, 2016 due primarily to lower fee based income reflecting a slowdown in commercial lending activity compared with the prior year periods.
Loan impairment charges were lower during the three and nine months ended September 30, 2016 due primarily to lower provisions for oil and gas industry loan exposures and risk factors associated with expansion market loan exposures. These decreases were partially offset in the year-to-date period by higher loss estimates associated with downgrades reflecting weaknesses in the financial condition of certain customer relationships.
Operating expenses were relatively flat during the three and nine months ended September 30, 2016 as the impact of cost management efforts including targeted staff reductions to optimize staffing and improve efficiency were largely offset by higher deposit insurance assessment fees.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$156	$142	$14	9.9%
Other operating income	188	287	(99)	(34.5)
Total operating income(1)	344	429	(85)	(19.8)
Loan impairment charges	33	5	28	*
Net operating income	311	424	(113)	(26.7)
Operating expenses	241	247	(6)	(2.4)
Profit before tax	$70	$177	$(107)	(60.5)%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$522	$392	$130	33.2%
Other operating income	585	772	(187)	(24.2)
Total operating income(1)	1,107	1,164	(57)	(4.9)
Loan impairment charges	387	17	370	*
Net operating income	720	1,147	(427)	(37.2)
Operating expenses	714	770	(56)	(7.3)
Profit before tax	$6	$377	$(371)	(98.4)%

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit(2)	$44	$(32)	$76	*
Rates	19	12	7	58.3
Foreign Exchange and Metals	71	50	21	42.0
Equities	(46)	53	(99)	*
Total Global Markets	88	83	5	6.0
Capital Financing	103	166	(63)	(38.0)
Global Liquidity and Cash Management	106	100	6	6.0
Securities Services	6	3	3	100.0
Global Trade and Receivables Finance	12	13	(1)	(7.7)
Balance Sheet Management(3)	60	58	2	3.4
Debit Valuation Adjustment	(11)	11	(22)	*
Other(4)	(20)	(5)	(15)	*
Total operating income	$344	$429	$(85)	(19.8)%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Credit(2)	$76	$(13)	$89	*
Rates	87	10	77	*
Foreign Exchange and Metals	194	178	16	9.0
Equities	(8)	127	(135)	*
Total Global Markets	349	302	47	15.6
Capital Financing	227	293	(66)	(22.5)
Global Liquidity and Cash Management	309	291	18	6.2
Securities Services	16	10	6	60.0
Global Trade and Receivables Finance	41	40	1	2.5
Balance Sheet Management(3)	212	228	(16)	(7.0)
Debit Valuation Adjustment	1	27	(26)	(96.3)
Other(4)	(48)	(27)	(21)	(77.8)
Total operating income	$1,107	$1,164	$(57)	(4.9)%

(2)
Credit includes gains of $22 million and $20 million in the three and nine months ended September 30, 2016, respectively, compared with losses of $11 million and $9 million in the three and nine months ended September 30, 2015, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)
Balance Sheet Management includes gains on the sale of securities of $16 million and $78 million in the three and nine months ended September 30, 2016, respectively, compared with gains of $11 million and $69 million in the three and nine months ended September 30, 2015, respectively.

(4)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
Our GB&M segment reported lower profit before tax during the three and nine months ended September 30, 2016 driven by lower other operating income and higher loan impairment charges, partially offset by higher net interest income and lower operating expenses.
Credit revenue improved during the three and nine months ended September 30, 2016 due to higher revenue from collateralized financing related activity and higher valuations of legacy structured credit exposures. Changes in the fair value of legacy structured credit products resulted in gains of $22 million and $20 million during the three and nine months ended September 30, 2016, respectively, compared with losses of $11 million and $9 million during the prior year periods. Included in the changes in fair value from structured credit products were increases in fair value of $12 million and $25 million during the three and nine months ended September 30, 2016, respectively, related to exposures to monoline insurance companies, compared with increases of $12 million and $7 million during the prior year periods.
Revenue from Rates improved during the three and nine months ended September 30, 2016 from higher new deal activity in interest rate swaps and, in the year-to-date period, the non-recurrence of a loss recorded in 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain rate linked structured notes. These improvements

HSBC USA Inc.

in both periods were partially offset by the impact of fair value adjustments on certain rate linked structured notes related to movements in our own credit spreads.
Foreign Exchange and Metals revenue increased during the three and nine months ended September 30, 2016 primarily due to increased Precious Metals client trading activity, especially financing related trading activity.
The decrease in Equities during the three and nine months ended September 30, 2016 was due primarily to fair value adjustments on certain equity linked structured liabilities, including the impact of movements in our own credit spreads and, in the year-to-date period, the non-recurrence of a gain recorded in 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities.
Capital Financing revenue decreased during the three and nine months ended September 30, 2016 due to losses in the current year periods associated with credit default swap protection which largely reflects the hedging of a single client exposure compared with gains in the prior year periods, partially offset by higher net interest income driven by improved loan spreads. While event financing fees were higher and partially offset the decrease in the three month period, they were lower in the year-to-date period.
Global Liquidity and Cash Management revenue increased during the three and nine months ended September 30, 2016 driven by higher net interest income from the benefit of higher deposit balances, partially offset by decreased fee income due to lower volumes.
Balance Sheet Management revenue was relatively flat during the three months ended September 30, 2016. In the year-to-date period, Balance Sheet Management revenue declined due to higher losses related to the performance of economic hedge positions used to manage interest rate risk, partially offset by higher interest income driven by higher yielding investments, higher gains from asset sales and higher income related to bank owned life insurance.
Debit valuation adjustments resulted in lower revenue during the three and nine months ended September 30, 2016 compared with the prior year periods driven by movements of both our own credit spreads and our derivative liability balances.
Loan impairment charges were higher during the three and nine months ended September 30, 2016 due largely to higher loss estimates associated with a single mining customer relationship and, in the year-to-date period, higher loss estimates associated with oil and gas industry loan exposures as well as other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including mining and other industry loan exposures. Higher loss estimates associated with oil and gas industry loan exposures were driven primarily by the downgrade of a large customer relationship and the establishment of specific reserves related to two large loans which became impaired.
Operating expenses were lower during the three and nine months ended September 30, 2016 due primarily to lower corporate function cost allocations from affiliates.
Private Banking  PB serves high net worth individuals and families with complex needs domestically and abroad.
Client deposit levels increased $72 million or 1 percent as compared with September 30, 2015. Total loans decreased $248 million or 4 percent as compared with September 30, 2015, primarily in the commercial portfolio. Overall period end client assets were $1,637 million lower than September 30, 2015 as increased client deposits levels were more than offset by lower discretionary and fiduciary portfolios which were negatively impacted by client outflows.
The following table provides additional information regarding client assets during the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30,	2016	2015
	(in millions)
Client assets at beginning of period	$42,716	$44,102
Net new money (outflows)	(2,186)	917
Value change	797	(2,055)
Client assets at end of period	$41,327	$42,964

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$53	$49	$4	8.2%
Other operating income	22	26	(4)	(15.4)
Total operating income	75	75	—	—
Loan impairment charges (recoveries)	1	(1)	2	*
Net operating income	74	76	(2)	(2.6)
Operating expenses	56	62	(6)	(9.7)
Profit before tax	$18	$14	$4	28.6%

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest income	$153	$148	$5	3.4%
Other operating income	67	77	(10)	(13.0)
Total operating income	220	225	(5)	(2.2)
Loan impairment charges (recoveries)	—	(2)	2	100.0
Net operating income	220	227	(7)	(3.1)
Operating expenses	173	178	(5)	(2.8)
Profit before tax	$47	$49	$(2)	(4.1)%

*	Not meaningful.
Our PB segment profit before tax increased during the three months ended September 30, 2016 primarily due to higher net interest income and lower operating expenses, partially offset by lower other operating income. In the year-to-date period, profit before tax was relatively flat as lower other operating income was largely offset by higher net interest income and lower operating expenses.
Net interest income increased during the three and nine months ended September 30, 2016 driven by improved spreads due to market rates and the favorable impact of higher deposit balances.
Other operating income decreased during the three and nine months ended September 30, 2016 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment charges (recoveries) were relatively flat during the three and nine months ended September 30, 2016.
Operating expenses decreased during the three and nine months ended September 30, 2016 reflecting lower litigation expense and lower corporate function cost allocations from affiliates.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our Other segment:

			Increase (Decrease)
Three Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest expense	$(10)	$(5)	$(5)	(100.0)%
Gain on own fair value option debt attributable to credit spread	5	96	(91)	(94.8)
Other operating income	4	13	(9)	(69.2)
Total operating income	(1)	104	(105)	*
Loan impairment charges	—	—	—	—
Net operating income	(1)	104	(105)	*
Operating expenses	67	37	30	81.1
Profit (loss) before tax	$(68)	$67	$(135)	*

			Increase (Decrease)
Nine Months Ended September 30,	2016	2015	Amount	%
	(dollars are in millions)
Net interest expense	$(20)	$(16)	$(4)	(25.0)%
Gain on own fair value option debt attributable to credit spread	113	214	(101)	(47.2)
Other operating income	54	52	2	3.8
Total operating income	147	250	(103)	(41.2)
Loan impairment charges	—	—	—	—
Net operating income	147	250	(103)	(41.2)
Operating expenses	156	114	42	36.8
Profit (loss) before tax	$(9)	$136	$(145)	*

*	Not meaningful.
Our Other segment reported loss before tax during the three and nine months ended September 30, 2016 compared with profit before tax during the prior year periods primarily due to lower operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected as well as higher operating expenses driven by higher costs to achieve charges.
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
For loans identified as troubled debt restructurings ("TDR loans"), an allowance for credit losses is maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rate or in the case of certain loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. The circumstances in which we perform a loan modification involving a TDR Loan at a then current market interest rate for a borrower with similar credit risk would include other changes to the terms of the original loan made as part of the restructuring (e.g. principal reductions, collateral changes, etc.) in order for the loan to be classified as a TDR Loan.
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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2015 Form 10-K. There have been no significant revisions to our policies or methodologies during the first nine months of 2016.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	September 30, 2016	June 30, 2016	December 31, 2015
	(dollars are in millions)
Allowance for credit losses	$1,060	$1,063	$912
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.81%	1.75%	1.35%
Affiliates	—	—	—
Total commercial	1.67	1.60	1.25
Consumer:
Residential mortgages	.18	.28	.38
Home equity mortgages	1.17	1.26	1.50
Credit cards	5.09	4.94	4.58
Other consumer	2.11	1.90	2.21
Total consumer	.45	.54	.65
Total	1.37%	1.33%	1.10%
Net charge-offs:(2)
Commercial(3)	508%	399%	1,217%
Consumer	107	262	205
Total	387%	378%	707%
Nonperforming loans:(1)(4)
Commercial	114%	102%	293%
Consumer	19	21	15
Total	80%	73%	78%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios at September 30, 2016 and June 30, 2016 reflect year-to-date net charge-offs, annualized. Ratio at December 31, 2015 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended September 30, 2016, June 30, 2016 and the year ended December 31, 2015 was 61 months, 48 months and 146 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and nine months ended September 30, 2016 and 2015.
The allowance for credit losses at September 30, 2016 was relatively flat as compared with June 30, 2016 as higher loss estimates in our commercial loan portfolio were offset by lower loss estimates in our consumer loan portfolio. As compared with December 31, 2015, the allowance for credit losses increased $148 million or 16 percent due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio.
Our commercial allowance for credit losses increased $18 million or 2 percent as compared with June 30, 2016 and increased $192 million or 25 percent as compared with December 31, 2015 primarily due to higher loss estimates associated with the continued deterioration of a single mining customer relationship and, as compared with December 31, 2016, other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including mining and other industry loan exposures. These increases in both periods were partially offset by charge-offs associated with oil and gas industry loan exposures, including a large impaired oil and gas industry loan that was sold during the second quarter of 2016, as well as lower loss estimates for risk factors associated with expansion market loan exposures.
Our consumer allowance for credit losses decreased $21 million or 19 percent as compared with June 30, 2016 and decreased $44 million or 33 percent as compared with December 31, 2015 primarily due to charge-offs associated with the transfers of certain mortgages to held for sale and, as compared with December 31, 2016, continued improvements in economic and credit conditions

HSBC USA Inc.

and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. The year-to-date period also reflects releases of reserves related to certain residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers and improved loss estimates associated with certain home equity mortgages.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of certain risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at September 30, 2016 increased as compared with both June 30, 2016 and December 31, 2015 due to an increase in the commercial loan percentage, partially offset by a decrease in the consumer loan percentage for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs was relatively flat as compared with June 30, 2016 as higher dollars of net charge-offs in our consumer loan portfolio driven by the transfer of certain mortgages to held for sale were offset by lower dollars of net charge-offs in our commercial loan portfolio. Lower dollars of net charge-offs in our commercial loan portfolio reflects the non-recurrence of a charge-off recorded during the second quarter of 2016 related to the sale of a large impaired oil and gas industry loan, partially offset by higher charge-offs associated with other oil and gas industry loan exposures. As compared with December 31, 2015, the allowance for credit losses as a percentage of net charge-offs decreased due to higher dollars of net charge-offs in both our commercial and consumer loan portfolios, partially offset by an increase in our overall allowance for credit losses for the reasons discussed above.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	September 30, 2016		June 30, 2016		December 31, 2015
	(dollars are in millions)
Commercial(1)	$971	74.8%	$953	74.6%	$779	75.3%
Consumer:
Residential mortgages	30	22.0	50	22.2	68	21.5
Home equity mortgages	17	1.9	19	1.9	24	1.9
Credit cards	34.8		33.8		32.8
Other consumer	8.5		8.5		9.5
Total consumer	89	25.2	110	25.4	133	24.7
Total	$1,060	100.0%	$1,063	100.0%	$912	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	September 30, 2016	June 30, 2016	December 31, 2015
	(in millions)
Off-balance sheet credit risk reserve	$116	$120	$99
The increase in off-balance sheet reserves at September 30, 2016 as compared with December 31, 2015 reflects the impact of downgrades during the first nine months of 2016. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	September 30, 2016	June 30, 2016	December 31, 2015
	(dollars are in millions)
Delinquent loans:
Commercial	$124	$42	$91
Consumer:
Residential mortgages(1)(2)	774	801	858
Home equity mortgages(1)(2)	47	49	56
Credit cards	13	12	13
Other consumer	10	9	11
Total consumer	844	871	938
Total	$968	$913	$1,029
Delinquency ratio:
Commercial	.21%	.07%	.14%
Consumer:
Residential mortgages(1)(2)	4.28	4.44	4.83
Home equity mortgages(1)(2)	3.22	3.24	3.50
Credit cards	1.95	1.80	1.86
Other consumer	2.20	1.81	2.26
Total consumer	4.09	4.20	4.56
Total	1.22%	1.12%	1.21%

(1)
At September 30, 2016, June 30, 2016 and December 31, 2015, consumer mortgage loan delinquency includes $699 million, $735 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $391 million, $361 million and $3 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	September 30, 2016	June 30, 2016	December 31, 2015
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$54	$58	$63
ARM loans	246	241	253
Delinquency ratio:
Interest-only loans	1.49%	1.58%	1.73%
ARM loans	2.00	1.96	2.08
Compared with June 30, 2016 and December 31, 2015, our two-months-and-over contractual delinquency ratio increased 10 basis points and 1 basis point, respectively, as higher dollars of delinquency in our commercial loan portfolio was partially offset compared with June 30, 2016, and largely offset compared with December 31, 2015, by lower dollars of delinquency in our consumer loan portfolio and lower outstanding loan balances primarily in our commercial loan portfolio.
Compared with June 30, 2016 and December 31, 2015, our commercial two-months-and-over contractual delinquency ratio increased 14 basis points and 7 basis points, respectively, largely due to a single mining industry exposure which became greater than 60 days delinquent during the third quarter and lower outstanding loan balances, partially offset by the sale of an impaired real estate exposure and, in the year-to-date period, the charge-off of certain business and corporate banking loans and improved collections.
Our consumer loan two-month-and-over contractual delinquency ratio decreased 11 basis points and 47 basis points from June 30, 2016 and December 31, 2015, respectively, due to lower levels of residential mortgage loan delinquency driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Home equity mortgage loan delinquency was also lower due to improved collections. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has

HSBC USA Inc.

resulted in loans which would otherwise have been foreclosed and transferred to Real Estate Owned remaining in the loan account and, consequently, in delinquency.
Residential mortgage delinquency is higher than home equity mortgage delinquency in all periods largely due to the inventory of loans which are held at the lower of amortized cost or fair value of the collateral less cost to sell and are in the foreclosure process. Given the extended foreclosure time lines, particularly in those states where HUSI has a large footprint, the residential mortgage portfolio has a substantial inventory of loans which are greater than 180 days past due and have been written down to the fair value of the collateral less cost to sell. There is a substantially lower volume of home equity mortgage loans where we pursue foreclosure less frequently given the generally subordinate position of the lien. In addition, our legacy business, originated through broker channels and loan transfers from HSBC Finance, is of a lower credit quality and, therefore, contributes to an overall higher weighted average delinquency rate for our residential mortgages. Both of these factors are expected to continue to diminish in future periods as the foreclosure backlog resulting from extended foreclosure time lines is managed down and the portfolio mix continues to shift to higher quality loans as the legacy broker originated business and prior loan transfers run off or sell.
Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	September 30, 2016	June 30, 2016	September 30, 2015
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(6)	$—	$(1)
Business and corporate banking	23	8	9
Global banking	7	78	—
Other commercial	—	—	—
Total commercial	24	86	8
Consumer:
Residential mortgages	31	(2)	1
Home equity mortgages	3	—	—
Credit cards	6	7	7
Other consumer	1	3	1
Total consumer	41	8	9
Total	$65	$94	$17
Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.22)%	—%	(.03)%
Business and corporate banking	.50	.17	.18
Global banking	.10	1.12	—
Other commercial	—	—	—
Total commercial	.16	.57	.05
Consumer:
Residential mortgages	.70	(.05)	.02
Home equity mortgages	.81	—	—
Credit cards	3.59	4.23	4.11
Other consumer	1.11	2.87	.73
Total consumer	.81	.16	.18
Total	.33%	.47%	.08%
 Our net charge-off ratio as a percentage of average loans for the quarter ended September 30, 2016 decreased 14 basis points compared with the quarter ended June 30, 2016 due primarily to lower levels of net charge-offs in our commercial loan portfolio driven by the non-recurrence of a charge-off recorded during the second quarter of 2016 related to the sale of a large impaired oil and gas industry loan which was partially offset by higher charge-offs associated with other oil and gas industry loan exposures and higher levels of net charge-offs in our consumer loan portfolio driven by the transfer of certain mortgages to held for sale.
Compared with the quarter ended September 30, 2015, our net charge-off ratio as a percentage of average loans increased 25 basis points reflecting higher dollars of net charge-offs in our consumer loan portfolio driven by the transfer of certain mortgages to held for sale and in our commercial loan portfolio due to higher charge-offs associated with oil and gas industry loan exposures.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	September 30, 2016	June 30, 2016	December 31, 2015
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$24	$47	$53
Business and corporate banking	202	238	167
Global banking	621	643	44
Other commercial	1	1	1
Commercial nonaccrual loans held for sale	—	57	26
Total commercial	848	986	291
Consumer:
Residential mortgages(1)(2)(3)(4)	389	437	814
Home equity mortgages(1)(2)	73	73	71
Consumer nonaccrual loans held for sale(4)	416	376	3
Total consumer	878	886	888
Total nonaccruing loans	1,726	1,872	1,179
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	9	9	9
Other consumer	7	7	7
Total consumer	16	16	16
Total accruing loans contractually past due 90 days or more	17	17	17
Total nonperforming loans	1,743	1,889	1,196
Other real estate owned(5)	34	31	29
Total nonperforming assets	$1,777	$1,920	$1,225

(1)
At September 30, 2016, June 30, 2016 and December 31, 2015, nonaccrual consumer mortgage loans held for investment include $318 million, $428 million and $768 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	The trend in nonaccrual loans reflects the impact of transfers of certain residential mortgage loans to held for sale during the three and nine months ended September 30, 2016.

(5)	Includes less than $1 million of commercial other real estate owned at September 30, 2016, June 30, 2016 and December 31, 2015.
Nonaccrual loans at September 30, 2016 decreased as compared with June 30, 2016 driven by lower levels of commercial nonaccrual loans largely due to the upgrade of a single oil and gas industry relationship, the sale of an impaired real estate exposure, the paydown of a business banking loan and the impact of charge-offs of certain oil and gas industry loan exposures. These decreases were partially offset by downgrades reflecting weaknesses in the financial condition of certain customer relationships. As compared with December 31, 2015, nonaccrual loans increased due to higher levels of commercial nonaccrual loans due to the downgrade of a single mining customer relationship as well as other downgrades reflecting weaknesses in the financial condition of certain customer relationships, predominantly oil and gas, and mining industry related. Our consumer nonaccrual loans decreased slightly compared with both June 30, 2016 and December 31, 2015 reflecting the impact of continued improvements in economic and credit conditions. Residential mortgage nonaccrual loan levels continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more remained flat compared with both June 30, 2016 and December 31, 2015.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2015 Form 10-K.

HSBC USA Inc.

Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans, as well as certain other commercial credit quality indicators. Commercial impaired loans increased as compared with December 31, 2015 largely due to higher nonaccrual loans for the reasons discussed above and, to a lesser extent, higher TDR Loans reflecting the restructuring of certain customer relationships.
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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2016 and December 31, 2015. Each category is not mutually exclusive and loans may appear in more than one category below.

	September 30, 2016	December 31, 2015
	(in millions)
Interest-only residential mortgage loans	$3,623	$3,645
ARM loans(1)	12,299	12,180

(1)	During the remainder of 2016 and during 2017, approximately $138 million and $817 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $971 million and $11 million at September 30, 2016 and December 31, 2015, respectively, and home equity mortgage loans held for sale of $4 million at September 30, 2016.

	September 30, 2016	December 31, 2015
	(in millions)
Closed end:
First lien	$17,091	$17,758
Second lien	75	89
Revolving(1)	1,379	1,511
Total	$18,545	$19,358

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at September 30, 2016 and December 31, 2015 for our real estate secured loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
September 30, 2016:
New York State	30.2%	32.2%
California	21.4	38.6
North Central United States	3.2	3.7
North Eastern United States, excluding New York State	7.7	8.8
Southern United States	27.2	12.2
Western United States, excluding California	6.2	4.5
Mexico	4.1	—
Total	100.0%	100.0%
December 31, 2015:
New York State	27.6%	32.8%
California	20.0	36.9
North Central United States	3.1	4.2
North Eastern United States, excluding New York State	8.9	8.9
Southern United States	25.8	12.8
Western United States, excluding California	5.7	4.4
Mexico	8.9	—
Total	100.0%	100.0%
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

	September 30, 2016	December 31, 2015
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$30,661	$33,890
Less: collateral held against exposure	6,797	6,564
Net credit risk exposure	$23,864	$27,326

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
During the nine months ended September 30, 2016, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base.
In December 2015, HSBC submitted its full resolution plan to the FRB and the FDIC as required under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA submitted its full resolution plan as required under the Federal Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). As of the date of this report, HSBC had not received formal feedback on the 2015 plans from the agencies. During the third quarter of 2016, the next annual submission date for both the HSBC SIFI Plan and the HSBC Bank USA IDI Plan were extended to December 31, 2017.
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
Interest Bearing Deposits with Banks totaled $17,139 million and $7,478 million at September 30, 2016 and December 31, 2015, respectively, of which $16,514 million and $6,708 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $30,714 million and $19,847 million at September 30, 2016 and December 31, 2015, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $13,243 million and $11,155 million at September 30, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $54,231 million and $49,797 million at September 30, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $6,062 million and $4,995 million at September 30, 2016 and December 31, 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.

HSBC USA Inc.

Deposits totaled $131,082 million and $118,579 million at September 30, 2016 and December 31, 2015, respectively, which included $101,452 million and $90,463 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $39,500 million at September 30, 2016 from $33,509 million at December 31, 2015. The following table presents the maturities of long-term debt at September 30, 2016:

(in millions)
2016	$1,338
2017	5,814
2018	9,227
2019	4,406
2020	6,517
Thereafter	12,198
Total	$39,500
The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30,	2016	2015
	(in millions)
Long-term debt issued	$7,675	$15,798
Long-term debt repaid	(2,122)	(9,383)
Net long-term debt issued	$5,553	$6,415
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the nine months ended September 30, 2016.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. The shelf has no dollar limit, but the amount of debt outstanding is limited by the authority granted by the Board of Directors. At September 30, 2016, we were authorized to issue up to $36,000 million, of which $14,033 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program of which $15,736 million was available at September 30, 2016.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At September 30, 2016, long-term debt included $6,700 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further overnight borrowings of up to $8,922 million.
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
Common Equity  During the nine months ended September 30, 2016, we did not receive any cash capital contributions from HSBC North America Inc. and we did not make any capital contributions to our subsidiary, HSBC Bank USA.
Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with banking regulations in effect at September 30, 2016 and December 31, 2015. In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, total capital to risk weighted assets and Tier 1 capital to average consolidated assets (this latter ratio, also known as the "Tier 1 leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes selected capital ratios for HSBC USA:

	September 30, 2016	December 31, 2015
Common equity Tier 1 capital to risk weighted assets	13.5%	12.0%
Tier 1 capital to risk weighted assets	14.3	12.6
Total capital to risk weighted assets	18.0	16.5
Tier 1 capital to average consolidated assets (Tier 1 leverage ratio)	9.1	9.5
Total equity to total assets	10.1	10.9

HSBC USA Inc.

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
Capital Planning and Stress Testing U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. Under the rules, the FRB evaluates bank holding companies annually on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions, and will provide a non-objection in relation to capital distributions only for companies that can demonstrate sufficient capital strength after making the capital distributions. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2016. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2016, and its latest semi-annual DFAST results in October 2016. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its

HSBC USA Inc.

internally developed severely adverse stress scenario. In July 2016, HSBC North America and HSBC Bank USA publicly disclosed their most recent annual DFAST results and the FRB also publicly disclosed its own DFAST and CCAR results. In October 2016, HSBC North America publicly disclosed the results of its mid-cycle DFAST results.
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
2016 Funding Strategy  Our current estimate for funding needs and sources for 2016 are summarized in the following table:

	Actual January 1 through September 30, 2016	Estimated October 1 through December 31, 2016	Estimated Full Year 2016
	(in billions)
Funding needs:
Net loan growth	$(6)	$—	$(6)
Net change in short term investments and securities	25	(5)	20
Trading and other assets	1	1	2
Total funding needs	$20	$(4)	$16
Funding sources:
Net change in deposits	$13	$(4)	$9
Trading and other short term liabilities	1	—	1
Net change in long-term debt	6	—	6
Total funding sources	$20	$(4)	$16
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

	Balance at September 30, 2016
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2015
	(in millions)
Standby letters of credit, net of participations(1)	$6,481	$1,912	$33	$8,426	$8,850
Commercial letters of credit	263	—	—	263	413
Credit derivatives(2)	25,080	40,511	2,657	68,248	91,435
Other commitments to extend credit:
Commercial(3)	16,528	55,721	2,638	74,887	85,551
Consumer	7,390	—	—	7,390	7,625
Total	$55,742	$98,144	$5,328	$159,214	$193,874

(1)	Includes $1,204 million and $910 million issued for the benefit of HSBC affiliates at September 30, 2016 and December 31, 2015, respectively.

(2)	Includes $38,642 million and $44,130 million issued for the benefit of HSBC affiliates at September 30, 2016 and December 31, 2015, respectively.

(3)	Includes $500 million and $4,999 million issued for the benefit of HSBC affiliates at September 30, 2016 and December 31, 2015, respectively.
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
In connection with our commercial lending activities, prior to the third quarter of 2016, we provided liquidity support to Regency Assets Limited ("Regency"), a multi-seller asset-backed commercial paper ("ABCP") conduit consolidated by an HSBC affiliate. The liquidity support we provided to Regency was in the form of lines of credit or asset purchase agreements. Under the terms of these liquidity agreements, Regency could have called upon us to lend money or to purchase certain assets in the event Regency was unable or unwilling to issue or rollover maturing commercial paper. At December 31, 2015, we had issued $3,362 million of liquidity facilities to provide liquidity support to Regency. We received fees for providing these liquidity facilities. Credit risk on these obligations was managed by subjecting them to our normal underwriting and risk management processes. During the third quarter of 2016, Regency was restructured and these liquidity facilities were terminated. See Note 17, "Variable Interest Entities, for additional discussion.
We also previously provided credit facilities to certain Canadian multi-seller ABCP conduits that had been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which was undrawn. The undrawn facility totaled CAD $77 million at both September 30, 2016 and December 31, 2015. In October 2016, this facility was terminated.
In addition to the above, we have established and manage a number of constant net asset value ("CNAV") money market funds that invest in shorter-dated highly-rated money market securities to provide investors with a highly liquid and secure investment. These funds price the assets in their portfolio on an amortized cost basis, which enables them to create and liquidate shares at a constant price. The funds, however, are not permitted to price their portfolios at amortized cost if that amount varies by more than 50 basis points from the portfolio's market value. In that case, the fund would be required to price its portfolio at market value and

HSBC USA Inc.

consequently would no longer be able to create or liquidate shares at a constant price. We do not consolidate the CNAV funds because we do not absorb the majority of the expected future risk associated with the fund's assets, including interest rate, liquidity, credit and other relevant risks that are expected to affect the value of the assets.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $60 million and a decrease of $94 million in the fair value of financial liabilities during the three and nine months ended September 30, 2016, respectively, compared with a decrease of $157 million and a decrease of $232 million during the prior year periods.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during the nine months ended September 30, 2016 should not be considered indicative of the results for any future period.
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

HSBC USA Inc.

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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At September 30, 2016 and December 31, 2015, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), credit default swaps ("CDS") with certain monoline insurers where the deterioration in the creditworthiness of the counterparty, which is unobservable, has resulted in significant adjustments to fair value, credit derivatives executed against certain insurers where there is uncertainty in determining fair value, certain residential mortgage and subprime mortgage loans held for sale, certain corporate debt securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality and, at December 31, 2015, mortgage servicing rights.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three and nine months ended September 30, 2016 and 2015.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(dollars are in millions)
Level 3 assets(1)(2)	$4,788	$3,696
Total assets measured at fair value(3)	131,492	114,396
Level 3 liabilities	2,039	2,862
Total liabilities measured at fair value(1)	91,838	83,148
Level 3 assets as a percent of total assets measured at fair value	3.6%	3.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.2%	3.4%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,410 million of recurring Level 3 assets and $1,378 million of non-recurring Level 3 assets at September 30, 2016. Includes $3,577 million of recurring Level 3 assets and $119 million of non-recurring Level 3 assets at December 31, 2015.

(3)
Includes $130,036 million of assets measured on a recurring basis and $1,456 million of assets measured on a non-recurring basis at September 30, 2016. Includes $114,065 million of assets measured on a recurring basis and $331 million of assets measured on a non-recurring basis at December 31, 2015.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $12 million and $25 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and nine months ended September 30, 2016, respectively, compared with positive adjustments of $12 million and $7 million during the three and nine months ended September 30, 2015, respectively. These adjustments to fair value are recorded in trading revenue (expense) in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $25 million and $50 million against our monoline exposure at September 30, 2016 and December 31, 2015, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $200 million and $173 million at September 30, 2016 and December 31, 2015, respectively.
See Note 19, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2016 and 2015 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $26 million or a decrease of the overall fair value measurement of approximately $13 million at September 30, 2016. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers and certain asset-backed securities including CDOs.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at September 30, 2016:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Commercial mortgages	$4
	Residential mortgages - Alt A	48
	Residential mortgages - Subprime	1
	Total AAA	53
AA	Other	41
A	Residential mortgages - Alt A	5
	Residential mortgages - Subprime	39
	Home equity - Alt A	65
	Student loans	84
	Other	453
	Total A	646
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	191
	Total BBB	193
CCC	Residential mortgages - Subprime	11
		$944

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

HSBC USA Inc.

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

HSBC USA Inc.

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
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At September 30, 2016 and December 31, 2015, HSBC USA's LCR under the EU LCR rule was 135 percent and 121 percent, respectively. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee final NSFR rule, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At September 30, 2016, HSBC USA's NSFR was 122 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and are required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. As a result, HSBC North America and HSBC Bank USA, are required to maintain an LCR of 80 percent, starting on January 1, 2015 increasing annually by 10 percent increments and reaching 100 percent on January 1, 2017. The current requirement to report LCR to U.S. regulators on a monthly basis moved to a daily requirement beginning July 1, 2016. At September 30, 2016 and December 31, 2015, HSBC Bank USA's LCR under the U.S. LCR final rule was 127 percent and 114 percent, respectively. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR.
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

HSBC USA Inc.

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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at September 30, 2016:

	Moody’s	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at September 30, 2016.
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
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At September 30, 2016, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Present value of a basis point ("PVBP") is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	1.0	1.8

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

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on October 1, 2016 and January 1, 2016, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$255	10%	$179	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(341)	(14)	(180)	(7)
Resulting from a gradual 200 basis point increase in the yield curve	458	19	349	13
Other significant scenarios monitored (reflects projected rate movements on October 1, 2016 and January 1, 2016, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(285)	(12)	(187)	(7)
Resulting from an immediate 100 basis point increase in the yield curve	405	16	274	10
Resulting from an immediate 100 basis point decrease in the yield curve	(493)	(20)	(346)	(13)
Resulting from an immediate 200 basis point increase in the yield curve	739	30	525	19
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital Risk/Sensitivity of Other Comprehensive Loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk weighted assets and total shareholders' equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. At September 30, 2016, we had an available-for-sale securities portfolio of approximately $40,800 million with a positive mark-to-market adjustment of $381 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $353 million to a net gain of $28 million with the following results on our capital ratios:

	September 30, 2016		December 31, 2015
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk weighted assets	13.5%	13.4%	12.0%	11.9%
Total shareholders' equity to total assets	10.1	10.0	10.9	10.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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
Daily VaR (trading portfolios), 99 percent 1 day (in millions) :
The following table summarizes our trading VaR for the nine months ended September 30, 2016:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At September 30, 2016	$1	$6	$1	$(2)	$6

Nine Months Ended September 30, 2016
Average	2	5	2	(3)	5
Maximum	3	10	11		9
Minimum	1	2	1		3

At December 31, 2015	$1	$3	$1	$—	$5

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

Backtesting In the nine months ended September 30, 2016, we experienced one backtesting exception. The profit exception occurred in March due to a gain from independent price verification on Venezuela single-name CDS positions. Independent price verification is not captured in the single day VaR model.
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

HSBC USA Inc.

Backtesting of trading VaR against our hypothetical profit and loss (in millions) :
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
The following table summarizes our non-trading VaR for the nine months ended September 30, 2016:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At September 30, 2016	$52	$24	$(1)	$77

Nine Months Ended September 30, 2016
Average	58	25	(7)	77
Maximum	66	29		88
Minimum	35	21		46

At December 31, 2015	$35	$26	$(16)	$47

(1)	Refer to the Trading VaR table above for additional information.
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

HSBC USA Inc.

The following table reflects the modeling techniques, primarily rate shock analyses, used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs:

	September 30, 2016	December 31, 2015
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1, 2016 and January 1, 2016, respectively):
Value of hedged MSRs portfolio	$95	$140
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	1	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(4)	(4)
Calculated change in net market value	1	(1)
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(6)	(6)
Calculated change in net market value	1	(1)
The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.
The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the nine months ended September 30, 2016. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation inputs or assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	—	16	23	—	—
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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and shareholders' equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of less than a million and $1 million during the three and nine months ended September 30, 2016, respectively, and increases to interest income on securities of $3 million and $9 million during the three and nine months ended September 30, 2015, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and nine months ended September 30, 2016 included fees of $24 million and $57 million, respectively, compared with fees of $18 million and $51 million during the three and nine months ended September 30, 2015, respectively.

Three Months Ended September 30,	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$35,633	$46.51%		$35,035	$23.26%
Federal funds sold and securities purchased under resale agreements	13,829	54	1.55	5,781	7.45
Trading securities	11,276	52	1.83	10,340	75	2.87
Securities	52,627	234	1.77	48,743	237	1.94
Loans:
Commercial	60,063	383	2.54	64,318	356	2.20
Consumer:
Residential mortgages	18,080	148	3.26	17,382	143	3.28
Home equity mortgages	1,484	13	3.49	1,660	14	3.22
Credit cards	669	17	10.11	681	18	10.73
Other consumer	467	7	5.96	496	8	5.83
Total consumer	20,700	185	3.56	20,219	183	3.59
Total loans	80,763	568	2.80	84,537	539	2.53
Other	2,072	12	2.30	2,563	15	2.33
Total interest earning assets	$196,200	$966	1.96%	$186,999	$896	1.90%
Allowance for credit losses	(1,062)			(644)
Cash and due from banks	922			843
Other assets	15,201			13,719
Total assets	$211,261			$200,917
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$50,976	$32.25%		$49,079	$31.25%
Time deposits	26,338	72	1.09	28,619	43.61
Other interest bearing deposits	9,468	2.08		4,263	—	—
Foreign deposits:
Foreign banks deposits	8,846	12.54		7,056	2.09
Other interest bearing deposits	4,367	4.36		3,218	1.14
Total interest bearing deposits	99,995	122.49		92,235	77.33
Short-term borrowings	8,793	22	1.00	10,750	13.43
Long-term debt	37,359	213	2.27	32,332	184	2.26
Total interest bearing deposits and debt	146,147	357.97		135,317	274.80
Tax liabilities and other	843	5	2.36	631	2	2.06
Total interest bearing liabilities	$146,990	$362.98%		$135,948	$276.81%
Net interest income/Interest rate spread		$604.98%			$620	1.09%
Noninterest bearing deposits	32,052			33,485
Other liabilities	11,166			10,709
Total shareholders’ equity	21,053			20,775
Total liabilities and shareholders’ equity	$211,261			$200,917
Net interest margin on average earning assets			1.22%			1.31%
Net interest income to average total assets			1.13%			1.22%

HSBC USA Inc.

Nine Months Ended September 30,	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$33,995	$128.50%		$33,689	$65.26%
Federal funds sold and securities purchased under resale agreements	11,613	140	1.61	3,626	13.46
Trading securities	11,313	197	2.33	12,390	261	2.81
Securities	52,314	722	1.84	48,318	666	1.84
Loans:
Commercial	62,650	1,148	2.45	62,507	1,010	2.16
Consumer:
Residential mortgages	17,983	447	3.32	17,137	426	3.33
Home equity mortgages	1,530	40	3.49	1,703	42	3.29
Credit cards	667	53	10.61	678	55	10.88
Other consumer	482	21	5.82	512	22	5.69
Total consumer	20,662	561	3.63	20,030	545	3.64
Total loans	83,312	1,709	2.74	82,537	1,555	2.52
Other	2,329	31	1.78	2,840	44	2.05
Total interest earning assets	$194,876	$2,927	2.01%	$183,400	$2,604	1.90%
Allowance for credit losses	(1,001)			(674)
Cash and due from banks	973			864
Other assets	13,091			15,290
Total assets	$207,939			$198,880
Liabilities and Shareholders’ Equity
Domestic deposits:
Savings deposits	$50,622	$93.25%		$45,567	$66.19%
Time deposits	26,528	201	1.01	27,506	101.49
Other interest bearing deposits	6,314	6.13		4,421	3.10
Foreign deposits:
Foreign banks deposits	8,871	32.48		6,894	3.05
Other interest bearing deposits	4,500	12.36		3,890	4.13
Total interest bearing deposits	96,835	344.47		88,278	177.27
Short-term borrowings	11,517	61.71		14,861	35.30
Long-term debt	35,103	613	2.33	31,036	524	2.26
Total interest bearing deposits and debt	143,455	1,018.95		134,175	736.73
Tax liabilities and other	814	12	1.97	718	10	1.88
Total interest bearing liabilities	$144,269	$1,030.95%		$134,893	$746.74%
Net interest income/Interest rate spread		$1,897	1.06%		$1,858	1.16%
Noninterest bearing deposits	31,742			31,907
Other liabilities	10,897			12,371
Total shareholders’ equity	21,031			19,709
Total liabilities and shareholders’ equity	$207,939			$198,880
Net interest margin on average earning assets			1.30%			1.35%
Net interest income to average total assets			1.22%			1.25%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At September 30, 2016, the HSBC Group had 5 loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
Two loans to the same company which were supported by the German and South Korean Export Credit Agencies matured during the third quarter of 2016 following receipt of the final repayments.

HSBC USA Inc.

Estimated gross revenue to the HSBC Group generated by the loans in repayment for the third quarter of 2016, which includes interest and fees, was approximately $112,000, and net estimated profit was approximately $111,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the third quarter of 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were canceled in the third quarter of 2016 and approximately 20 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several frozen accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Transactions relating to these accounts have been carried out under U.K. government license (or, particularly following Implementation Day under the Joint Comprehensive Plan of Action relating to the Iranian nuclear program, are generally permissible under applicable law). Estimated gross revenue in the third quarter of 2016 for these transactions, which includes fees and/or commissions, was approximately $32,700.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving five employees of a U.S.-sanctioned Iranian bank in Hong Kong, one of whom joined the scheme during the third quarter of 2016. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in the third quarter of 2016 was approximately $2,340.

For the Iranian bank related-activity discussed in this section, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group currently intends to continue to wind down this activity, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a credit card account for an individual sanctioned under U.S. Executive Order 13224 during the third quarter of 2016. The credit card has now been canceled. During the third quarter of 2016, the credit card was used for one minor debit transaction, and the HSBC Group received a payment relative to the credit card.
For activity related to U. S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in the third quarter of 2016.
Other activity The HSBC Group held a lease of branch premises in London which it entered into in 2005 and was due to expire in 2010. The landlord of the premises is owned by the Iranian government. The HSBC Group exercised the break clause in the lease and exited the property during 2015. During the third quarter of 2016, the HSBC Group paid all outstanding rent and service charges to the landlord, and also made a payment to a third party company that dealt with refurbishment to the property.
For the activity in this section, there was no measurable gross revenue or net profit to HSBC in the third quarter of 2016.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during the third quarter of 2016. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA in the third quarter of 2016 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and 2015, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Index

Assets:	Executive overview 82
by business segment 47	Fair value measurements:
consolidated average balances 135	assets and liabilities recorded at fair value on a non-recurring basis 71
fair value measurements 60	assets and liabilities recorded at fair value on a recurring basis 62
nonperforming 18, 23, 25, 117	control over valuation process 125
trading 10, 89	financial instruments 60
Asset-backed commercial paper conduits 51	hierarchy 58, 125
Asset-backed securities 11, 62, 74, 127	transfers into/out of level one and two 64
Balance sheet:	transfers into/out of level two and three 64
consolidated 5	valuation techniques 68
consolidated average balances 135	Fiduciary risk 128, 134
review 86	Financial assets:
Basel III 49, 120, 122, 131	designated at fair value 39
Basis of reporting 85	reclassification under IFRSs 47, 85
Business:	Financial highlights metrics 82
consolidated performance review 82	Financial liabilities:
Capital:	designated at fair value 39
2016 funding strategy 123	fair value of financial liabilities 60
common equity movements 121	Forward looking statements 80
consolidated statement of changes 7	Funding 123
regulatory capital 48	Gain (loss) on instruments designated at fair value and related derivatives 40
selected capital ratios 49, 82, 121, 131	Gains (losses) from securities 3, 15
Cash flow (consolidated) 8	Geographic concentration of loans 119
Cautionary statement regarding forward-looking statements 80	Global Banking and Markets 47, 106
Collateral — pledged assets 56	Goodwill 5, 30
Collateralized debt obligations 74, 127	Guarantee arrangements 52
Commercial banking segment results (IFRSs) 47, 105	Impairment:
Compliance risk 128, 134	available-for-sale securities 14
Controls and procedures 137	credit losses 26, 94
Credit card fees 96	impaired loans 19, 22
Credit quality 111	nonperforming loans 18, 23, 25, 117
Credit risk:	Income (loss) from financial instruments designated at fair value, net 40
adjustment 58	Income tax expenses 3, 102
component of fair value option 39	Intangible assets 5, 29
concentration 25, 118	Interest rate risk 128, 130
exposure 128	Internal control 137
management 127, 128	Key performance indicators 82
related arrangements 52	Legal proceedings 137
related contingent features 36	Liabilities:
Deposits 90, 121	commitments, lines of credit 53, 124
Derivatives:	deposits 90, 121
cash flow hedges 34	financial liabilities designated at fair value 39
fair value hedges 33	liquidity and capital resources 120
notional value 37	long-term debt 43, 60, 90, 121
trading and other 35	short-term borrowings 43, 60, 90, 120
Economic environment 82	trading 10, 89
Equity:	Liquidity risk 128, 129
consolidated statement of changes 7	Litigation and regulatory matters 76
ratios 49, 82, 121, 131	Loans:
Equity securities available-for-sale 11	by category 16, 87
Estimates and assumptions 9	by charge-off (net) 26, 116

HSBC USA Inc.

by delinquency 24, 115	Retail banking and wealth management segment results (IFRSs) 47, 103
criticized assets 23	Risk elements in the loan portfolio 118
geographic concentration 119	Risk management:
held for sale 28, 88	compliance 128, 134
impaired 19	credit 127, 128
nonperforming 18, 23, 25, 117	fiduciary 128, 134
overall review 87	interest rate 128, 130
risk concentration 25, 118	liquidity 128, 129
troubled debt restructures 19	market 128, 131
Loan impairment charges — see Provision for credit losses	model 128, 134
Loan-to-deposits ratio 83	operational 128, 134
Loan to value (LTV) 87	pension 128, 134
Market risk 128, 131	reputational 128, 134
Market turmoil:	security and fraud risk 128, 134
exposures 131	strategic 128, 134
impact on liquidity risk 129	Securities:
Monoline insurers 14, 126	amortized cost 11
Mortgage lending products 16, 87	fair value 11
Mortgage servicing rights 29, 30	impairment 14
Net interest income 92	maturity analysis 15
New accounting pronouncements 77	Segment results - IFRSs basis:
Off balance sheet arrangements 124	commercial banking 47, 105
Operating expenses 101	global banking and markets 47, 106
Operational risk 128, 134	other 47, 110
Other assets held for sale 30	overall summary 47, 103
Other revenue 96	private banking 47, 109
Other segment results (IFRSs) 47, 110	retail banking and wealth management 47, 103
Pension and other postretirement benefits 42	Selected financial data 82
Performance, developments and trends 82	Sensitivity:
Pledged assets 56	projected net interest income 130
Private banking segment results (IFRSs) 47, 109	Statement of changes in comprehensive income 4
Profit (loss) before tax:	Statement of changes in shareholders' equity 7
by segment — IFRSs 47	Statement of income 3
consolidated 3	Strategic risk 128, 134
Provision for credit losses 26, 94	Stress testing 122
Ratios:	Table of contents 2
capital 49, 82, 121, 131	Tax expense 3, 102
charge-off (net) 82, 113, 116	Trading:
credit loss reserve related 113	assets 10, 89
delinquency 24, 83, 115	derivatives 10, 89
earnings to fixed charges — Exhibit 12	liabilities 10, 89
efficiency 82, 101	portfolios 10, 89
Reconciliation of U.S. GAAP results to IFRSs 85	Trading revenue (net) 97
Refreshed loan-to-value 87	Troubled debt restructures 19
Regulation 120, 137	Value at risk 131
Related party transactions 43	Variable interest entities 50
Reputational risk 128, 134
Residential Mortgage Revenue 96, 99
Results of Operations 92

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 7, 2016

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and 2015, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.