Form 10-K
period 2016-12-31
HSBC USA INC /MD/
filed 2017-02-21
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(212) 525-5000
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of February 17, 2017, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted certain items from this report in accordance with the reduced disclosure format under General Instruction I.

DOCUMENTS INCORPORATED BY REFERENCE
None.

HSBC USA Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Business

Organization History and Acquisition by HSBC

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of the State of Maryland in 1973 as Republic New York Corporation, was acquired through a series of transactions by HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group") and changed its name to "HSBC USA Inc." in January 2000. HSBC USA is a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC. Prior to November 15, 2016, HSBC USA was owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC North America which was dissolved. HSBC USA’s principal business is to act as a holding company for its subsidiaries. In this Form 10-K, HSBC USA and its subsidiaries are referred to as "HUSI," "we," "us" and "our."

HSBC North America Operations

HSBC North America is the holding company for HSBC Group's operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2016 were HSBC USA, HSBC Markets (USA) Inc. ("HMUS"), a holding company for certain subsidiaries primarily associated with global banking and markets businesses, HSBC Finance Corporation ("HSBC Finance"), a holding company for the run-off consumer finance operations, and HSBC Technology & Services (USA) Inc. ("HTSU"), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America and the HSBC Group. HSBC USA's principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, "HSBC Bank USA"). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC Group's operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services through the pooling of resources within HTSU to provide shared, allocated support functions to all of HSBC North America's subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc. ("HSI"), a registered broker dealer and a subsidiary of HMUS, generally leads or participates as underwriter of all HUSI domestic issuances of term debt. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSI historically have benefited the HSBC Group.

HSBC USA Inc. Operations

HSBC's strategy is to be the world's leading international bank, maintaining an international network to connect faster-growing and developed markets. HSBC is a leading provider of transactional banking products which support global economic flows and its network covers more than 90 percent of global trade and capital flows, providing clients and investors access to what we believe are the most attractive global growth opportunities. In support of HSBC's strategy, our operations are focused on the core activities of our four global businesses and the positioning of our activities towards international connectivity strategies, including what we believe are our unique capabilities to serve clients in the North American Free Trade Agreement trade corridor.

•	Our Retail Banking and Wealth Management ("RBWM") business focuses on internationally minded clients and certain small businesses in large metropolitan centers on the West and East coasts.

•	Our Commercial Banking ("CMB") business serves corporate and business banking clients, focused on selected large cities, primarily along the West and East Coasts, with strong international trade ties.

•
Our Global Banking and Markets ("GB&M") businesses serve top-tier multinational clients across the Americas and globally. Global Banking's sector-focused advisory and relationship management teams, as well as product-focused teams, collectively provide U.S. dollar funding along with other investment banking products and services, and Global Markets offers a wide range of products across fixed income, foreign exchange and equities.

•
Our Private Bank ("PB") business serves high net worth and ultra-high net worth individuals and their families with a focus on multi-generational families, business owners and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad.

HSBC Bank USA, HSBC USA's principal U.S. banking subsidiary, is a national banking association with its main office in McLean, Virginia, and its principal executive offices at 452 Fifth Avenue, New York, New York. Through HSBC Bank USA, we offer our

HSBC USA Inc.

customers a full range of commercial and consumer banking products and related financial services. Our customers include individuals, including high net worth and ultra-high net worth individuals, small businesses, corporations, institutions and governments. HSBC Bank USA is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients' needs.
In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association ("HTCD"), the primary activities of which are serving as custodian of investment securities for other HSBC affiliates and providing personal trust services. The impact of HTCD's operations on HSBC USA's consolidated balance sheets and results of operations for the years ended December 31, 2016, 2015 and 2014 was not material.
We report financial information to our ultimate parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). As a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis") as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. During the fourth quarter of 2016, HSBC Group made changes to its internal management reporting and, as a result, its segment reporting which we plan to implement during the first quarter of 2017, as further discussed below. For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and Group Reporting Basis as they impact our results, see Note 22, "Business Segments," in the accompanying consolidated financial statements.
Retail Banking and Wealth Management Segment  Our RBWM segment provides a full range of banking and wealth products and services through our branches and on-line channels to individuals and certain small businesses. These services include asset-driven services such as credit and lending, liability-driven services such as deposit taking and account services and fee or commission driven services such as advisory and wealth management. RBWM is focused on growing its wealth and banking business in key urban centers with strong international connectivity across the U.S. including New York City, Los Angeles, San Francisco, Miami and Washington DC. RBWM focuses on two customer propositions: HSBC Premier and HSBC Advance. HSBC Premier, is a comprehensive banking and wealth management proposition for the internationally minded mass affluent client. HSBC Premier clients have access to a full suite of banking and wealth management solutions and also have access to priority services such as 24-hour telephone service and more favorable pricing based on the banking relationship. HSBC Premier clients also receive personalized support through dedicated relationship managers and are serviced through other alternative channels such as on-line banking and a dedicated contact center. HSBC Advance, RBWM's other main customer proposition, is a banking relationship designed to offer holistic financial services and banking products for emerging affluent clients in the initial stage of wealth accumulation or clients who look for more convenience and self-control with respect to their personal finances. In addition to everyday banking solutions, HSBC Advance customers have access to a range of lending and wealth products through HSBC's multi-channel platform, yet primarily through direct channels, including the contact center, secure internet banking and mobile.
With our affiliates, HSI and HSBC Insurance Agency (USA) Inc., HSBC Premier and HSBC Advance provides access to a range of wealth management solutions. RBWM also offers a broad range of financial products and services to all of its retail banking customers, including residential mortgages, home equity lines of credit, credit cards, deposits and branch services.
Commercial Banking Segment  CMB's goal is to be the banking partner of choice for international businesses building on our rich heritage, international capabilities and customer relationships to enable global connectivity. CMB strives to execute this vision and strategy by focusing on key markets with high concentrations of international connectivity. Our CMB segment serves the markets through three client groups, notably Large Corporate, Middle Market and Business Banking. We also have a specialized Commercial Real Estate group which focuses on selective business opportunities in markets where we have strong portfolio expertise. This structure allows us to align our resources in order to efficiently deliver suitable products and services based on our clients' needs and abilities. Global Liquidity and Cash Management, Global Trade and Receivables Finance, Lending and Transaction Management, Investment Banking and Global Markets are key product groups that CMB partners with to deliver the global connections and related products and services required by customers. Whether it is through commercial centers, the retail branch network, or via HSBCnet, our online banking channel, CMB provides customers with the products and services needed to grow their businesses internationally and delivers those products and services through its relationship managers who operate within a robust, customer focused compliance and risk culture, and collaborate across HSBC to capture a larger percentage of a relationship.
Global Banking and Markets Segment  Our GB&M business segment supports HSBC's global strategy by leveraging the HSBC Group's advantages and scale, strength in developed and emerging markets and product expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. GB&M provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. GB&M clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, GB&M aims to develop a comprehensive understanding of

HSBC USA Inc.

each client's financial requirements with a long-term relationship management approach. In addition to GB&M clients, GB&M also provides financial solutions to RBWM, CMB and PB clients where those clients have needs that require the product set that GB&M has available.
Within client-focused business lines, GB&M offers a full range of capabilities, including:

•
Banking and financing advice and solutions for sovereign, corporate and institutional clients, including loans, working capital, trade services, liquidity and cash management, leveraged and acquisition finance, project and infrastructure finance, asset finance, mergers and acquisitions advisory, as well as capital raising in the debt and equity capital markets; and

•
A markets business with 24-hour coverage and knowledge of world-wide local markets which provides services in credit and rates, foreign exchange, precious metals trading, equities and securities services.

Also included in our GB&M segment is Balance Sheet Management ("BSM"), which is responsible for managing liquidity and funding under the supervision of our Asset and Liability Management Committee. BSM also manages our structural interest rate position within a limit structure. BSM reinvests excess liquidity into highly rated liquid assets. The majority of the liquidity is invested in interest bearing deposits with Federal Reserve banks and U.S. government and other high quality securities. BSM is permitted to use derivatives as part of its mandate to manage interest rate risk. Derivative activity is predominantly comprised of the use of traditional interest rate swaps which are part of cash flow hedging relationships. Credit risk in BSM is predominantly limited to short-term exposure created by exposure to banks as well as high quality sovereigns or agencies which constitute the majority of BSM's liquidity portfolio. BSM does not and is not mandated to manage the structural credit risk of our balance sheet. BSM only manages interest rate risk.
Private Banking Segment  PB provides a broad range of banking and investment products and services to high net worth and ultra-high net worth individuals and families with a focus on multi-generational families, business owners and entrepreneurs who require sophisticated solutions to help meet their most complex needs domestically and abroad, with many clients sourced in collaboration with our other business lines. Accessing the most suitable products from the marketplace, PB works with its clients to offer tailored, coordinated and innovative ways to manage and preserve wealth while optimizing returns. PB offers a wide range of products and services, including banking, liquidity management, investment services, custody, tailored lending, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services available throughout the HSBC Group, such as credit cards and investment banking, to deliver total solutions for their financial and wealth needs. PB's strategy is concentrated on three main areas: growth, streamlining and the implementation of the highest and most effective global standards in combating financial crime ("Global Standards").
Corporate Center In January 2017, we made the decision to implement changes to our internal management reporting for certain activities and functions and report them within a new Corporate Center segment. These activities and functions include BSM and our legacy structured credit products which historically have both been reported in GB&M, as well as a portfolio of residential mortgage loans previously purchased from HSBC Finance, including certain loan servicing activities performed on behalf of HSBC Finance, which historically have been reported in RBWM. In addition, we have reviewed central costs which historically have been reported in the Other segment and reallocated these costs to the global businesses where appropriate. Remaining residual costs will be reported in the Corporate Center along with all other remaining items historically reported in the Other segment. As a result, beginning in the first quarter of 2017, we will align our segment reporting with the changes made to our internal management reporting and begin to report those changes as part of the newly created Corporate Center for all periods presented.

Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term debt, borrowing under unsecured and secured financing facilities, issuing preferred equity, selling liquid assets and, as necessary, receiving capital contributions from our parent, HSBC North America. Emphasis is placed on maintaining stable deposit balances. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group, the effectiveness of our compliance remediation efforts and our management of the credit risks inherent in our business and customer base.
In 2016, our primary source of funds continued to be deposits, augmented by issuances of commercial paper and term debt. We focus on relationship deposits where clients have purchased multiple products from us, such as HSBC Premier for individuals, as those balances will tend to be significantly more stable than non-relationship deposits. We issued a total of $8,694 million of long-term debt at various points in 2016, including $4,000 million of senior debt issued to HSBC North America. We also repaid long-term debt of $4,869 million in 2016. As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision (the "Basel Committee"), together with the impact of similar implementation by United Kingdom ("U.K.") banking regulators,

HSBC USA Inc.

we continued to review the composition of our capital structure. During the second quarter of 2016, we replaced certain preferred equity instruments that receive less favorable treatment under the rules with new Basel III compliant instruments. A detailed description of our sources and availability of funding are set forth in the "Liquidity and Capital Resources" and "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" sections of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
We use the cash generated by these funding sources to service our debt obligations, originate new loans, purchase investment securities and pay preferred dividends and, as available and appropriate, common dividends to our parent.

Employees and Customers

At December 31, 2016, we had approximately 6,114 employees.
At December 31, 2016, we had approximately 1.4 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York and California accounted for 32 percent and 32 percent, respectively, of our total outstanding commercial real estate loans and residential mortgage loans.

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
HSBC USA and its parent bank holding companies qualified as financial holding companies pursuant to the amendments to the BHC Act effected by the Gramm-Leach-Bliley Act of 1999 ("GLB Act"). Financial holding companies may engage in a broader range of activities than bank holding companies. Under regulations implemented by the FRB, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the FRB may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the FRB may require divestiture of the holding company's depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended, the FRB must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the Office of the Comptroller of the Currency ("OCC") on December 11, 2012 (the "GLBA Agreement"), the OCC has determined that HSBC Bank USA is not in compliance with the requirements for a national bank and each depository institution affiliate of the national bank to be both well capitalized and well managed in order to own or control a "financial subsidiary." A "financial subsidiary" is a subsidiary of a bank that also may engage in broader activities than subsidiaries of non-qualified banks. As a result, HSBC USA and its parent bank holding companies no longer meet the qualification requirements for financial holding company status, and may not engage in any new types of financial activities without the prior approval of the FRB, and HSBC Bank USA may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may be extended, HSBC USA could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on financial holding company status under the GLB Act. Similar consequences could result for financial subsidiaries of HSBC Bank USA that engage in activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. We continue to take steps to satisfy the requirements of the GLBA Agreement.

HSBC USA Inc.

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
The GLB Act and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks, including regulations and restrictions on the activities we may conduct and the types of businesses and entities we may acquire. Furthermore, other provisions contain detailed requirements relating to the financial privacy of consumers. In addition, the so-called 'push-out' provisions of the GLB Act removed the blanket exemption from registration for securities and brokerage activities conducted in banks (including HSBC Bank USA) under the Exchange Act. Applicable regulations allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exceptions.
Consumer Regulation  Our consumer lending businesses operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the "CFPB") and the other consumer-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Dodd-Frank") described below, these businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders' operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including HSBC Bank USA, to collect outstanding balances.
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
In 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order"), and our affiliate, HSBC Finance, and our then indirect parent, HSBC North America, entered into a similar consent order with the FRB (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order required HSBC Bank USA to take prescribed actions to address the foreclosure practices noted in the joint examination and deficiencies described in the consent order.
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review" or "IFR") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. In 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB (together the "IFR Settlement Agreements"), to amend the Servicing Consent Orders, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and agreed to provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million reflecting the portion of HSBC North America's total expense we believe is allocable to us. See Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.
In June 2015, HSBC Bank USA consented to the OCC's issuance of an amended OCC Servicing Consent Order (the "2015 Amended Consent Order") setting forth the OCC's conclusion that we were not yet in compliance with all requirements of the OCC Servicing Consent Order. The 2015 Amended Consent Order also included business restrictions, which did not materially impact our business operations.
On January 6, 2017, the OCC terminated the OCC Servicing Consent Order, together with the 2013 and 2015 amendments thereto, after determining HSBC Bank USA had satisfied the requirements thereunder. The OCC also assessed a $32.5 million civil money penalty against HSBC Bank USA finding that HSBC Bank USA failed to correct deficiencies identified under the OCC Servicing Consent Order in a timely fashion. The OCC also found that HSBC Bank USA failed to file payment change notices in compliance with applicable bankruptcy rules on about 1,700 mortgage loan accounts, which resulted in approximately $3.5 million in remediation to borrowers. An additional charge to income in the amount of $27.5 million was taken by HSBC Bank USA in the fourth quarter of 2016 related to this matter.

HSBC USA Inc.

Supervision of Bank Subsidiaries  Our subsidiary national banks, HSBC Bank USA and HTCD, are subject to regulation and examination primarily by the OCC. These subsidiary banks are subject to additional regulation and supervision by the Federal Deposit Insurance Corporation ("FDIC"), the FRB and the CFPB. HSBC Bank USA and HTCD are subject to banking laws and regulations that place various restrictions and requirements on their activities, investments, operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends, transactions with affiliates, overall compliance and risk management and numerous other matters.
Federal law imposes limitations on the payment of dividends by national banks. Dividends payable by HSBC Bank USA and HTCD are limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits account. HSBC Bank USA is also required to maintain reserves in the form of vault cash and deposits with the Federal Reserve Bank, as well as maintain appropriate amounts of capital against its assets as discussed further in this Annual Report on Form 10-K.
HSBC Bank USA and HTCD are subject to significant restrictions imposed by federal law on extensions of credit to, and certain other "covered transactions" with HSBC USA or other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, derivatives and certain other transactions involving the transfer of value from, or taking the credit risk by, a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, or a specific waiver is granted by the FRB, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank's capital and surplus, and all covered transactions with affiliates in the aggregate are limited to 20 percent of a bank's capital and surplus. Loans and extensions of credit to affiliates by a bank generally are to be secured in specified amounts with specific types of collateral. A bank's credit exposure to an affiliate as a result of derivative, securities borrowing/lending or repurchase transactions is also subject to these restrictions. A bank's transactions with its non-bank affiliates are also generally required to be on arm's length terms.
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
Regulatory Capital and Liquidity Requirements  As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company's failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Generally, bank holding company regulatory capital compliance is performed at a consolidated level within the United States at HSBC North America, our parent, and also separately for HSBC Bank USA. However, we do present HSBC USA's capital ratios below in "Liquidity and Capital Resources" in our MD&A, as well as, together with HSBC Bank USA's, in Note 23, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements. Our ultimate parent, HSBC, is also subject to regulatory capital requirements under U.K. law.
Basel I.    Prior to 2015, the U.S.'s general risk-based capital guidelines were based on the 1988 Capital Accord ("Basel I") of the Basel Committee. Under such capital guidelines, a bank or a bank holding company's assets and certain specified off-balance sheet commitments and obligations were assigned to various risk categories.
Basel II. In 2007, the U.S. federal banking regulators implemented the Basel Committee's so-called Basel II capital reforms ("Basel II"), which included an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk (taken together, the "Advanced Approaches"), for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures. As discussed further below, the intermediate holding companies of non-U.S. banks like HSBC may opt out of the Advanced Approach with the prior approval of the FRB.
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

HSBC USA Inc.

of Basel II, incorporates certain changes to the market risk capital rule, and implements certain other requirements of the Dodd-Frank Act.
The Basel III final rule, among other changes, introduced (i) a new minimum common equity Tier 1 risk-based capital requirement; (ii) a "Standardized Approach" for risk weighted assets, which replaced the Basel I rules as the "general risk-based capital rules" for determining risk weighted assets as of January 1, 2015; (iii) a supplementary leverage ratio ("SLR") for banking organizations that meet the Advanced Approaches thresholds (applicable to banking organizations having $250 billion or more in total consolidated assets or $10 billion or more in foreign exposures); and (iv) a capital conservation buffer applicable to all banking organizations and a countercyclical capital buffer requirement applicable to banking organizations that meet the Advanced Approaches thresholds. As a result, as of January 1, 2015, under the Basel III final rule, to be categorized as "well capitalized," a banking institution must have the ratios reflected in the table included in Note 23, "Retained Earnings and Regulatory Capital Requirements," of the accompanying consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or bank holding company when particular circumstances warrant. The FRB is considering a new measure to replace the capital conservation buffer with a "stress capital buffer," which would equal a bank holding company's projected decline in common equity Tier 1 under the supervisory severely adverse stress testing scenario, discussed further below, prior to any planned capital actions, and would be reset each year based on the bank holding company's stress testing results. We are reviewing these possible changes to the capital conservation buffer in anticipation of the formal rulemaking and their potential impact on our capital planning processes specifically and our operations and results generally. We currently target internal capital levels using an approach analogous to the stress capital buffer and, therefore, we do not expect the proposal to have a significant impact on our U.S. operations or change our capital planning processes.
Under the Basel III final rule, all banking organizations will continue to be subject to the U.S. regulators' existing minimum Tier 1 leverage ratio of 4 percent. Additionally, intermediate holding companies ("IHCs") and banking organizations that meet the thresholds for the Advanced Approaches such as HSBC North America and HSBC Bank USA, are subject to the SLR, with full implementation and compliance required by January 1, 2018. For HSBC North America and HSBC Bank USA, the SLR regulatory minimum is 3 percent (calculated as the ratio of Tier 1 capital to total leverage exposure, which includes balance sheet exposures plus certain off-balance sheet items). The SLR is generally consistent with the final Basel leverage framework, but also contains certain modifications, including to the methodology for averaging total leverage exposure. On April 1, 2016 the Basel Committee issued final standards for risk management and supervision of interest rate risk in the banking book, which updates its 2004 Principles for the management and supervision of interest rate risk. These standards adopt a supervisory approach that includes quantitative calculation and disclosure and not a measure that imposes minimum capital requirements.
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single IHC to hold all of their U.S. bank and non-bank subsidiaries. HSBC Group has been operating in the United States through such an IHC structure (i.e., HSBC North America), and therefore, the implementation of this requirement did not have a significant impact on our U.S. operations. As previously disclosed, in accordance with the rule HSBC North America and HSBC Bank USA received regulatory approval in 2014 and 2015, respectively, to opt out of the Advanced Approaches and are calculating their risk-based and leverage capital requirements solely under the Standardized Approach. In 2016, HSBC Bank USA submitted the annual statement to the OCC to renew the Advanced Approaches opt out and received approval. HSBC North America and HSBC Bank USA, however, remain subject to the other capital requirements applicable to Advanced Approaches banking organizations such as: the SLR, the countercyclical capital buffer, stress testing requirements, enhanced risk management standards, enhanced governance and stress testing requirements for liquidity management, and other applicable prudential standards. Under the rule, most of these requirements became effective on July 1, 2016.
The Basel III final rule requires banks to phase in requirements for more capital and a higher quality of capital over a period from 2014 to 2019. When fully phased in on January 1, 2019, HSBC North America and HSBC Bank USA will be required to maintain minimum capital ratios (exclusive of any countercyclical capital buffer) as follows:

	Common Equity Tier 1 Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Tier 1 Leverage Ratio	Supplementary Leverage Ratio
Regulatory minimum ratio	4.5%	6.0%	8.0%	4.0%	3.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%	—	—
Regulatory minimum ratio plus capital conservation buffer	7.0%	8.5%	10.5%	4.0%	3.0%
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

HSBC USA Inc.

In addition, and subject to discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5 percent, consisting of common equity Tier 1 capital, could also be required to be built up by banking organizations in periods of excess credit growth in the economy.
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by U.K. banking regulators, we continued to review the composition of our capital structure. During the second quarter of 2016, we replaced certain preferred equity instruments that receive less favorable treatment under the rules with new Basel III compliant instruments. See Note 23, "Retained Earnings and Regulatory Capital Requirements," and Note 17, "Preferred Stock," in the accompanying consolidated financial statements for additional details.
In 2015, the Financial Stability Board ("FSB") issued its final standards for total loss-absorbing capacity ("TLAC") requirements for global systemically important banks ("G-SIBs"). In December 2016, the FRB adopted final rules implementing the FSB's TLAC standard in the United States. The rules require, among other things, the U.S. IHCs of non U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework that may require HSBC North America to issue additional long-term debt.
Capital Planning and Stress Testing. U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and Comprehensive Capital Analysis and Review ("CCAR") program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under the Dodd-Frank Act (collectively, "DFAST"). As part of the CCAR process, the FRB undertakes a supervisory assessment of the capital adequacy of bank holding companies, including HSBC North America, based on a review of a comprehensive capital plan submitted by each participating bank holding company to the FRB that describes the company's planned capital actions during the nine quarter review period, as well as the results of stress tests conducted by both the company and the FRB under different hypothetical macroeconomic scenarios, including a supervisory adverse scenario and severely adverse scenario provided by the FRB. The FRB can object to a capital plan for qualitative or quantitative reasons, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval.
In evaluating a capital plan, the FRB considers a number of qualitative factors, which have become increasingly important in the CCAR process in recent years. The FRB's supervisory expectations for the capital planning and stress testing processes at large and complex bank holding companies, including HSBC North America, are heightened relative to smaller and less complex bank holding companies. In assessing capital planning and stress testing processes, the FRB considers whether the bank holding company has sound and effective governance to oversee these processes. The FRB's evaluation focuses on whether a bank holding company's capital planning and stress testing processes are supported by a strong risk management framework to identify, measure and assess material risks and to provide a strong foundation to capital planning. The FRB also evaluates a bank holding company's policy guidelines for capital planning and assessing capital adequacy and the comprehensiveness of its internal controls. A bank holding company's scenario design processes and approaches for estimating the impact of stress on its capital position are also comprehensively reviewed to ensure that projections reflect the impact of appropriately stressful conditions on its capital position. Significant deficiencies in a bank holding company's capital planning and stress testing processes may result in a qualitative objection by the FRB to its capital plan. On January 30, 2017, the FRB indicated that so-called “large and noncomplex” firms, which are firms with less than $250 billion in total consolidated assets and less than $75 billion in total nonbanking assets, are exempt from the CCAR qualitative assessment. HSBC North America does not currently fall into the category of “large and noncomplex” and will, therefore, remain subject to the qualitative review in the 2017 CCAR cycle.
From a quantitative perspective, the FRB considers whether under different hypothetical macroeconomic scenarios, including the supervisory severely adverse scenario, the company would be able to maintain throughout each quarter of the nine quarter planning horizon, even if it maintained its base case planned capital actions, projected regulatory risk-based and leverage capital ratios that exceed the minimums that are, or would then be, in effect for the company, taking into account the Basel III capital rules and any applicable phase-in periods. Failure to meet a minimum regulatory risk-based or leverage capital requirement on a projected stress basis is grounds for objection to a capital plan. In addition, the FRB evaluates a company's projected path towards compliance with the Basel III regulatory capital framework on a fully implemented basis.
HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2016, and its latest mid-cycle DFAST results in October 2016. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2016. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual

HSBC USA Inc.

exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank holding company or bank over a nine quarter planning horizon.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC's severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In July 2016, HSBC North America and HSBC Bank USA publicly disclosed their most recent annual DFAST results and the FRB also publicly disclosed its own DFAST and CCAR results. In October 2016, HSBC North America publicly disclosed the results of its mid-cycle DFAST results.
In June 2016, the FRB informed HSBC North America, our parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2016 CCAR submission. The FRB's capital plan rule provides that a bank holding company must resubmit a new capital plan prior to the annual submission date if, among other things, there has been or will be a material change in its risk profile, financial condition, or corporate structure since its last capital plan submission. On January 30, 2017, the FRB finalized several changes to the 2017 CCAR cycle, including by: (i) reducing the de minimis exception for additional capital distributions from 1 percent of a bank holding company's Tier 1 capital to 0.25 percent; (ii) introducing "blackout periods" for notices regarding or requests for approval to make additional capital distributions; and (iii) extending the range of dates from which the FRB may select the "as of" date for the global market shock component of the supervisory stress test macroeconomic scenarios applicable to certain bank holding companies.
Liquidity Risk Management. As previously disclosed, the Basel Committee has adopted two minimum liquidity metrics for limiting risk: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. The European calibration of the Basel Committee based NSFR is still pending.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and were required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. As a result, HSBC North America and HSBC Bank USA, were required to maintain an LCR of 80 percent, starting on January 1, 2015 increasing annually by 10 percent increments and reaching 100 percent on January 1, 2017. The current requirement to report LCR to U.S. regulators on a monthly basis moved to a daily requirement beginning on July 1, 2016. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR.
Enhanced prudential standard rules issued pursuant to Section 165 of the Dodd-Frank Act complement the LCR, capital planning, resolution planning, and stress testing requirements for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more ("Covered Companies"). The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered Companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements. HSBC North America has implemented the standard and it does not have a significant impact to our business model. As of July 1, 2016, HSBC North America is treated as an IHC owned by a non-U.S. banking organization. This transition did not have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.
Non-U.S. Regulatory Capital Requirements. HSBC North America and HSBC USA also continue to support HSBC's implementation of the Basel III framework, as adopted by the U.K. Prudential Regulation Authority ("PRA"). We supply data regarding credit risk, operational risk and market risk to support HSBC's regulatory capital and risk weighted asset calculations.
General. Our capital resources are summarized under "Liquidity and Capital Resources" in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 23, "Retained Earnings and Regulatory Capital Requirements" of

HSBC USA Inc.

the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based or leverage capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.
Deposit Insurance  Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC's regulations. The FDIC insurance coverage limits are $250,000 per depositor. HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC. Historically, depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. Beginning in 2011, the assessment methodology was revised to a methodology based on assets rather than insured deposits and pricing is now based on a FDIC methodology to measure the risk of banks. In 2014, the FDIC adopted further changes to the deposit insurance assessment system for large banks to align the assessment methodology with the Standardized Approach capital regulations and to eliminate all use of internal models.
FDIC Assessment The minimum reserve ratio for the Deposit Insurance Fund was increased under the Dodd-Frank Act from 1.15 percent to 1.35 percent, with the target of 1.35 percent to be reached by 2020 and with the incremental cost charged to banks with more than $10 billion in assets. In order to achieve the 1.35 percent goal, on March 15, 2015, the FDIC adopted a rule imposing on banks with at least $10 billion in assets, including HSBC Bank USA, a temporary assessment surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC expects this surcharge, which took effect July 1, 2016, to remain in place for approximately two years. The surcharge has increased deposit insurance costs for HSBC Bank USA. In addition, the FDIC has set the designated reserve ratio at two percent as a long-term goal.
Brokered Deposits On June 30, 2016, the FDIC finalized the updates to its January 2015 guidance regarding brokered deposits. The updated guidance answers frequently asked questions regarding identifying, accepting, and reporting brokered deposits and could have implications for regulatory reporting, the LCR, the NSFR, and other regulatory requirements. The revised guidance did not have a material impact on HSBC Bank USA's depository relationships.
Bank Secrecy Act/Anti-Money Laundering  The USA Patriot Act (the "Patriot Act") of 2001, contains significant record keeping and customer identity requirements, expands the government's powers to freeze or confiscate assets and increases the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The U.S. Treasury Secretary developed and implemented final regulations with regard to the anti-money laundering ("AML") compliance obligations of financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network ("FinCEN").
Many of the AML compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HSBC Bank USA under the Bank Secrecy Act ("BSA") and applicable FRB regulations before the Patriot Act was adopted. These include requirements to adopt and implement an AML program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act and other recent events have also resulted in heightened scrutiny of the BSA and AML compliance programs by bank regulators.
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC and our parent, HSBC North America, entered into a consent cease and desist order with the FRB (each an "AML/BSA Consent Order"). These orders required improvements to establish an effective compliance risk management program across our U.S. businesses, including risk management related to BSA and AML compliance. We are currently not in full compliance with the OCC AML/BSA Consent Order, which required improvements to establish an effective compliance risk management program across our U.S. businesses, including risk management related to BSA and AML compliance. We are continuing to take steps to return to compliance and to address the requirements of the FRB AML/BSA Consent Order.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements with U.S. and U.K. government agencies regarding past inadequate compliance with AML/BSA and sanctions laws. Among those agreements, HSBC and HSBC Bank USA entered into a five-year deferred prosecution agreement with the U.S. Department of Justice ("DOJ"), the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and HSBC consented to a cease and desist order and HSBC and HSBC North America consented to a civil money penalty order with the FRB. HSBC also entered into an agreement with the Office of Foreign Assets Control ("OFAC") regarding historical transactions involving parties subject to OFAC sanctions, as well as an undertaking with the U.K. Financial Conduct Authority ("FCA") to comply with certain forward-looking AML and sanctions-related obligations. In addition, HSBC Bank USA entered into a civil money penalty order with FinCEN and a separate civil money penalty order with the OCC.

HSBC USA Inc.

Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA. In July 2013, the United States District Court for the Eastern District of New York approved the U.S. DPA and retained authority to oversee implementation of that agreement while the case was in abeyance. Under the agreements entered into with the DOJ and the FCA in 2012, an independent compliance monitor (the "Monitor") was appointed in July 2013 for an expected five-year period to produce annual assessments of the effectiveness of HSBC Group's AML and sanctions compliance program. Additionally, the Monitor is serving as HSBC's independent consultant under the consent order of the FRB. In February 2017, the Monitor delivered his third annual follow-up review report as required by the U.S. DPA. See Note 27, "Litigation and Regulatory Matters," for additional discussion.
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
We are continuing to take concerted action to remedy AML and sanctions compliance deficiencies and to implement Global Standards. As part of our program to enhance our financial crimes compliance risk management, HSBC has developed a "Global Standards" program, which is our commitment to implementing the most effective global standards to combat financial crime. We are also working to implement the agreed recommendations flowing from the Monitor's 2013, 2014 and 2015 reviews, and will implement the agreed recommendations from the 2016 review. During 2016, we continued to make progress toward putting in place a reasonably effective and sustainable AML and sanctions compliance program, including (i) the establishment of a new Financial Crime Risk Function, (ii) rolling out improved systems and infrastructure to manage financial crime risk and improve sanctions compliance technology and customer due diligence practices, and (iii) continuing to enhance the internal audit function. We are putting in place controls aimed at enabling us to understand more about our customers, what they do, and where and why they do it. This comprehensive approach is designed to help us detect, deter, and prevent financial crime.
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
These settlements with the U.S. and U.K. government agencies do not preclude further private litigation relating to, among other things, the HSBC Group's compliance with applicable AML/BSA and sanctions laws or other regulatory or law enforcement action for AML/BSA or sanctions matters not covered by the various agreements.
Cybersecurity Regulatory Proposals In October 2016, the FRB, FDIC, and OCC issued a joint advance notice of proposed rulemaking that would impose enhanced cyber risk management standards on banking organizations with $50 billion or more in total consolidated assets and certain of their service providers. The standards address five categories: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness. The agencies are also considering proposing more stringent "Sector Critical Standards" that would apply to systems "deemed critical to the financial sector." The advanced notice of proposed rulemaking leaves open the precise form the enhanced standards would take, and instead lays out possibilities ranging from policy guidance on best practices to specific regulations. We are monitoring future developments in this area and their potential impact on our operations.
Financial Regulatory Reform In 2010, the Dodd-Frank Act was signed into law. This legislation is a sweeping overhaul of the U.S. financial regulatory system. The law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates as follows, many of which have already been described above.
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

HSBC USA Inc.

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
On March 4, 2016 the FRB issued its re-proposal to limit credit exposures to single counterparties. The re-proposal would prohibit HSBC North America from having aggregate net credit exposure to a single counterparty in excess of 25 percent of Tier 1 capital. Our ultimate parent, HSBC, would be prohibited from having aggregate net credit exposure to a "Major Counterparty" in its combined U.S. operations (including HSBC North America) in excess of 15 percent of Tier 1 capital. Aggregate net credit exposure of HSBC's combined U.S. operations to any other counterparty would be limited to 25 percent of HSBC's Tier 1 capital. A "major counterparty" is any counterparty that is (i) a U.S. G-SIB; (ii) a foreign banking organization ("FBO"), that has the characteristics of a G-SIB under the Basel Committee's G-SIB methodology; (iii) an FBO with respect to which the FRB determines that the FBO would be a G-SIB or that the U.S. IHC of the FBO would be a G-SIB; or (iv) is a nonbank financial company supervised by the FRB. We continue to evaluate the potential effects of this re-proposal on our operations.
There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement. Section 956 of the Dodd-Frank Act requires federal regulators to prescribe regulations or guidelines regarding incentive-based compensation practices at certain financial institutions. In April 2016, a joint proposed rule was released, replacing a previous 2011 proposal, which each of six agencies must separately approve. The general qualitative requirements applicable to "covered institutions" with consolidated assets of at least $1 billion, including HSBC North America and HSBC Bank USA, would include (1) prohibiting incentive-based compensation arrangements that are determined to encourage inappropriate risks, (2) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss, (3) establishing requirements for performance measures to appropriately balance risk and reward, (4) requiring board of director oversight of incentive arrangements and (5) mandating appropriate recordkeeping. The proposal contemplates additional requirements for covered institutions with consolidated assets of at least $250 billion, such as HSBC North America, and its covered institution subsidiaries, including HSBC Bank USA, including that incentive arrangements will have certain deferral, downward adjustments and forfeiture requirements and clawback provisions.
Affiliate Transaction Limits Quantitative and qualitative limits on bank credit transactions with affiliates also include credit exposure related to repurchase agreements, derivatives and securities lending/borrowing transactions. This provision may limit the use of intercompany transactions between us and our affiliates, which may impact our current funding, hedging and overall internal risk management strategies.
Derivatives Regulation Title VII of the Dodd-Frank Act imposes comprehensive regulation on the over-the-counter ("OTC") derivatives markets, including credit default, equity, foreign exchange and interest rate swaps. Implementation of Title VII is the responsibility of the Commodity Futures Trading Commission ("CFTC") (for swaps based on non-securities underliers or broad-based security indices), the SEC (for swaps based on individual securities and narrow-based security indices, known as "security- based swaps") and, to a lesser extent, U.S. banking regulators (for certain rules applicable to banks). The CFTC has adopted final rules implementing many of the most significant provisions of Title VII applicable to swaps, most of which came into effect during 2013 and 2014. In particular, certain swap dealers, including HSBC Bank USA, have provisionally registered with the CFTC and become members of the National Futures Association, subjecting them to an extensive array of corporate governance requirements, business conduct standards, reporting requirements, mandatory clearing and trading of certain swaps and other regulatory standards affecting their derivatives businesses. These requirements have and continue to significantly increase the costs associated with HSBC Bank USA's derivatives businesses.
In addition to these CFTC rules, as a provisionally registered swap dealer that is a national bank, HSBC Bank USA is subject to the final rules establishing margin requirements for non-cleared swaps and security-based swaps adopted in November 2015 by the OCC jointly with other U.S. banking regulators. The final margin rules require HSBC Bank USA to collect and post initial and variation margin for non-cleared swaps and security-based swaps entered into with other swap dealers and certain financial end users that exceed a minimum threshold of transactional activity. For non-cleared swaps and security-based swaps entered into with financial end users that do not meet the minimum transactional activity threshold, HSBC Bank USA will only be required to collect and post variation margin (but not initial margin). The U.S. banking regulators' final rules do not impose margin requirements for non-cleared swaps and security-based swaps entered into with non-financial end users, certain treasury affiliates, certain sovereigns and multilateral development banks or qualifying hedging transactions with certain small depository institutions.

HSBC USA Inc.

The final margin rules also limit the types of assets that are eligible to satisfy initial and variation margin requirements, require initial margin to be segregated at a third-party custodian, impose requirements on internal models used to calculate initial margin requirements and contain specific provisions for cross-border transactions and inter-affiliate transactions. The final margin rules follow a phased implementation schedule, with certain initial margin and variation margin requirements effective as of September 2016. Additional variation margin requirements will come into effect in March 2017 and additional initial margin requirements will be phased in on an annual basis from September 2017 through September 2020, with the relevant compliance dates depending on the transactional volume of the parties and their affiliates. These final rules, as well as parallel margin rules from the CFTC, the SEC, and certain non-U.S. regulators will increase the costs and liquidity burden associated with trading non-cleared swaps and security-based swaps and may adversely affect our business in such products. In particular, the imposition of initial margin requirements on inter-affiliate transactions will significantly increase the cost of certain consolidated risk management activities and may adversely affect HSBC to a greater extent than some of our competitors.
Also, HSBC Bank USA engages in equity and credit derivatives businesses that are subject to the SEC's jurisdiction to regulate security-based swaps under Title VII of the Dodd-Frank Act. In 2015 and 2016, the SEC finalized rules regarding registration, business conduct standards and trade acknowledgment and verification requirements for security-based swap dealers and major security-based swap participants. The registration requirements and other rules applicable to security-based swap dealers and major security-based swap participants will not come into effect until the SEC completes further security-based swap rulemakings. Certain HSBC affiliates, including HSBC Bank USA, may be required to register and become subject to these rules when the registration requirement becomes effective. In January 2015 and July 2016, the SEC also finalized rules regarding reporting and public dissemination requirements for security-based swap transaction data. The reporting requirements will not become effective until after the compliance date for security-based swap dealer and major security-based swap participant registration. Because HSBC Bank USA's equity and credit derivatives businesses are also subject to the CFTC's jurisdiction under Title VII, material differences between the final SEC rules and existing CFTC rules could materially increase our costs of compliance with Title VII by requiring the implementation of significant additional policies, procedures, documentation, systems and controls for those businesses.
The "Volcker Rule" In 2013, U.S. regulators finalized the "Volcker Rule," which limits the ability of banking entities to sponsor or invest in certain private equity or hedge funds or to engage in certain types of proprietary trading. The conformance period for the Volcker Rule was extended until July 21, 2015. The FRB further extended the conformance period to July 21, 2016 for investments in and relationships with "covered funds" and "foreign funds," each as defined in the Volcker Rule, that were in place prior to December 31, 2013 ("legacy covered funds"). In July 2016, the FRB granted an additional one-year extension of the conformance period for legacy covered funds until July 21, 2017.
The Volcker Rule restricts proprietary trading as principal for a "trading account" in "financial instruments," each as defined in the Volcker Rule, subject to various exclusions and exemptions. Generally, securities, derivatives, futures and options on all such instruments are covered, while loans, currencies and commodities are not covered. In addition, there are exemptions for activities, among others, that constitute market making, underwriting, hedging, and trading of U.S. government, agency or municipal securities and certain foreign sovereign debt securities. Each of these exemptions, however, is generally subject to its own set of compliance requirements and conditions.
The Volcker Rule also restricts acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, covered funds. Covered funds generally include entities that would be an investment company under the Investment Company Act of 1940 (the "1940 Act"), but for the exemptions provided in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, as well as certain commodity pools. The Volcker Rule includes exclusions and exemptions, among others, for certain limited investments in conjunction with asset management activities for customers, for loan securitizations, for asset-backed commercial paper conduits, and for underwriting and market making in covered funds. As with the proprietary trading restrictions, the exemptions are generally subject to a variety of compliance requirements and conditions. Any limited, yet permissible, investments in covered funds are required to be deducted from the Tier 1 capital of U.S. banking entities. Several activities engaged in by HSBC USA are subject to restrictions under the Volcker Rule.
The Volcker Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities remain within one or more of the exemptions described in the Volcker Rule. In connection with these requirements, we have built the appropriate compliance framework to ensure compliance by the relevant effective dates. HSBC USA has continued to ensure that relevant training is completed on a regular basis for all affected front office and control personnel, that it has conformance plans for those legacy covered funds to which the extension applies, and that it is in compliance with all material respects of the Volcker Rule.
The Volcker Rule also requires an annual attestation either by the Chief Executive Officer of the top-tier foreign banking organization or the senior management officer in the U.S. as to the implementation of a compliance program reasonably designed to achieve compliance with the Volcker Rule.
Consumer Regulation The Dodd-Frank Act created the CFPB, which has a broad range of powers to administer and enforce a new federal regulatory framework of consumer financial regulation, including the authority to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to

HSBC USA Inc.

issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. The CFPB also has authority to examine large banks, including HSBC Bank USA, and their affiliates for compliance with those regulations.
With respect to certain state laws governing the provision of consumer financial products by national banks such as HSBC Bank USA, the Dodd-Frank Act codified the current judicial standard of federal preemption with respect to national banks, but added procedural steps to be followed by the OCC when considering preemption determinations after July 21, 2011. Furthermore, the Dodd-Frank Act removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential state Attorney General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. The extent to which the limitations on federal preemption will impact our businesses and those of our competitors remains uncertain. The Dodd-Frank Act contains many other consumer-related provisions, including provisions addressing mortgage reform.
Debit Interchange The Dodd-Frank Act authorized the FRB to implement standards for assessing debit interchange fees that are reasonable and proportionate to the actual processing costs of the issuer. The FRB promulgated regulations effective October 1, 2011 that limit interchange fees in most cases to no more than the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, plus the ability to charge an additional 1 cent per transaction if the issuer meets certain fraud-prevention standards. In 2013, the U.S. District Court for the District of Columbia overturned the FRB's regulations on debit interchange and required that the FRB recraft the rule with a lower maximum fee. The District Court decision was overturned by the Court of Appeals in 2014, and a group of retailer trade associations and individual merchants filed a petition seeking review by the U.S. Supreme Court of the Court of Appeals decision. The U.S. Supreme Court denied the petition in January 2015, allowing the interchange fee limitations in the FRB regulation to remain unchanged.
The Dodd-Frank Act has and will continue to have a significant impact on the operations of many financial institutions in the United States, including HSBC USA, HSBC Bank USA and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, we are unable to determine precisely the impact that Dodd-Frank and related regulations will have on financial results at this time. Notwithstanding, the new Administration in the U.S. (the "Administration") has indicated it would like to see changes made to certain financial reform regulations, including Dodd-Frank, to replace certain elements with new policies to encourage economic growth and job creation. The specifics of what might be changed are currently unclear, which has introduced some uncertainty about the regulatory framework that will apply to the financial services industry going forward.
Competition  The GLB Act eliminated many of the regulatory restrictions on providing financial services in the United States. The GLB Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. In addition, the Volcker Rule places new restrictions on bank-affiliated financial companies' trading activities and private equity and hedge fund investments, which may provide a competitive advantage to financial companies that do not have U.S. banking operations and may impact liquidity in the products and activities in which we engage. Therefore, we face intense competition in all of the markets we serve, competing with banks and other financial institutions such as insurance companies, commercial finance providers, brokerage firms and investment companies. The financial services industry has experienced consolidation in recent years as financial institutions involved in a broad range of products and services have merged, been acquired or dispersed. This trend is expected to continue and has resulted in, among other things, greater concentrations of deposits and other resources. Competition is expected to continue to be intense given the multiple banks and other financial services companies which offer products and services in our markets, noting that we compete with different banks and financial services companies in different markets, given our global strategy.

HSBC USA Inc.

Corporate Governance and Controls

We maintain a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. Our website also contains our Corporate Governance Standards and Charters of standing Board of Director Committees, including the Audit Committee, the Compliance Committee, the Risk Committee, the Fiduciary Committee and the Chairman's Committee. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and with those individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 452 Fifth Avenue, New York, NY 10018, Attention: Corporate Secretary.
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the "NYSE") certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 21, 2017.

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
The current uncertain market and economic conditions may continue to affect our businesses, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Uncertainties remain concerning the outlook and the future economic environment despite recent improvements in certain segments of the global economy. There can be no assurance that the global economy as a whole will improve significantly or at all. Given our concentration of business activities in the United States, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth. While the U.S. economy continued its trend of slow growth during 2016, challenges remain. We also have a significant number of customers in Latin America and in particular Brazil, which continues to experience inflation and other economic challenges. In addition, although the price of oil increased in 2016, it remains depressed compared with historical levels in part due to the strong U.S. dollar, adding pressure to portfolios where the customer base is heavily centered in commodity-based businesses. General business, economic and market conditions that could continue to affect us include:

•	level of economic growth, including the pace and magnitude of such growth;

•	pressure on consumer confidence and consumer spending from other economic and market conditions;

•	fiscal policy;

•	volatility in energy prices, including oil and gas prices;

•	volatility in credit markets;

•	unemployment levels;

•	trends in corporate earnings;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	consequences of unexpected geopolitical events, natural disasters, pandemics or acts of war or terrorism;

•	trade policy;

•	fluctuations in the value of the U.S. dollar;

•	movements in short-term and long-term interest rates, a change in the shape of the yield curve or a prolonged period of low or negative interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	bankruptcy filing levels and heightened scrutiny by various U.S. Bankruptcy Trustees of proofs of claim and other documents filed by creditors in consumer bankruptcy cases; and

•	new laws, regulations or regulatory and law enforcement initiatives.
Although unemployment rates have improved in 2016 and housing market conditions in the U.S. continue to recover, if businesses were again to become cautious to hire, lay-off employees or reduce hours for employees, losses could be significant in all types of our consumer loans due to decreased consumer income. While the U.S. economy continued to improve in 2016, economic uncertainty remains high in many economies outside the U.S., including China as well as Latin America and in particular Brazil, where economic activity continues to be slow. In addition, the decision by the United Kingdom in late June to exit the EU as well as the new Administration in the U.S. could potentially impact the capital markets and trade further adding to this global uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. In the event economic conditions stop improving or become depressed and lead to a recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations. While the recovery may be positive in the United States, it can have a simultaneous negative effect on

HSBC USA Inc.

currencies and stock markets in emerging economies such as those in Latin America, which could have a negative impact on our loan portfolio for our Latin American clients, with a corresponding impact on our results of operations.
A deterioration in business and economic conditions, which may erode consumer and investor confidence levels or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our financial planning products and services.
Federal, state, local and other similar international measures to regulate the financial industry may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, derivatives, capital, liquidity, consumer credit, bankruptcy, privacy, consumer protection or other matters.
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
Under the Dodd-Frank Act, certain of our affiliates and subsidiaries, including HSBC Bank USA, have registered as swap dealers and are now subject to extensive oversight by the CFTC. Regulation of swap dealers by the CFTC imposes numerous corporate governance, business conduct, capital, margin, reporting, clearing, execution and other regulatory requirements on HSBC Bank USA. Additionally, certain of our affiliates and subsidiaries, including HSBC Bank USA, may in the future be required to register as security-based swap dealers and become subject to extensive oversight by the SEC, including the imposition of parallel corporate governance, business conduct, reporting and other regulatory requirements for security-based swaps. Imposition of these requirements may adversely affect our derivatives business and make us less competitive or make certain derivative products less profitable to undertake. Although many significant regulations applicable to swap dealers are already in effect and have imposed significant costs on our derivatives business, we are still in the process of assessing the full impact of certain recently released requirements and the potential impact of future security-based swap requirements.
In 2013, U.S. regulatory agencies finalized the Volcker Rule, which limits the ability of banking entities such as HUSI to sponsor or invest in certain private equity or hedge funds or engage in certain types of proprietary trading. The conformance period for the Volcker Rule was extended until July 21, 2015. The FRB further extended the conformance period to July 21, 2016 for investments in and relationships with "covered funds" and "foreign funds," each as defined in the Volcker Rule, that were in place prior to December 31, 2013 ("legacy covered funds"). In July 2016, the FRB granted an additional one year extension of the conformance period for legacy covered funds until July 21, 2017. The Volcker Rule requires extensive regulatory interpretation and subjects HUSI to further supervisory oversight by U.S. regulatory agencies. While the Volcker Rule contains exemptions for market-making, underwriting, risk-mitigating hedging, and certain transactions on behalf of customers and activities in certain asset classes, clearly defining all the parameters of these exemptions and requirements requires additional guidance and clarification from the U.S. regulatory agencies.
The Volcker Rule restricts proprietary trading as principal for a "trading account" in "financial instruments," each as defined in the Volcker Rule, subject to various exclusions and exemptions. Generally, securities, derivatives, futures and options on all such instruments are covered, while loans, currencies and commodities are not covered. In addition, there are exemptions for activities, among others, that constitute market making, underwriting, hedging, and trading of U.S. government, agency or municipal securities and certain foreign sovereign debt securities. Each of these exemptions, however, is generally subject to its own set of compliance requirements and conditions.
The Volcker Rule also restricts acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, covered funds. Covered funds generally include entities that would be an investment company under the 1940 Act, but for the exemptions provided in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, as well as certain commodity pools. The Volcker Rule includes exclusions and exemptions, among others, for certain limited investments in conjunction with asset management activities for customers, for loan securitizations, for asset-backed commercial paper conduits, and for underwriting and market making in covered funds. As with the proprietary trading restrictions, the exemptions are generally subject to a variety of compliance

HSBC USA Inc.

requirements and conditions. Any limited, yet permissible, investments in covered funds are required to be deducted from the Tier 1 capital of U.S. banking entities. Several activities engaged in by HUSI and its affiliates and subsidiaries are subject to the restrictions under the Volcker Rule.
The Volcker Rule also requires an extensive array of compliance policies, procedures and quantitative metrics reporting to ensure that activities remain within one or more of the exemptions described in the Volcker Rule. In connection with these requirements, we have built a compliance framework designed to ensure compliance by the relevant effective dates. Compliance with the Volcker Rule will increase our operational and compliance costs, reduce our trading revenues, restrict certain activities and adversely affect our results of operations.
The FRB has also adopted rules to implement certain enhanced supervisory and prudential requirements and the early remediation requirements established under the Dodd-Frank Act. The FRB adopted enhanced standards relating to risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management and stress test requirements. The FRB has also issued final rules requiring covered entities to undergo annual stress tests conducted by the FRB and conduct their own "company-run" stress tests twice a year in conjunction with the CCAR program. In March 2016, the FRB re-proposed limits on credit exposure to a single counterparty that would apply to HSBC North America and HSBC. Final regulations addressing early remediation requirements required by the Dodd-Frank Act also have not yet been adopted, and are likely to impose additional operational and compliance costs on us once they are finalized.
Our parent, HSBC North America, is subject to assessment by the FRB as part of the CCAR program, which includes annual supervisory stress tests conducted by the FRB and both HSBC North America and HSBC Bank USA must conduct company-run stress tests as required under the DFAST. CCAR is an annual exercise by the FRB to ensure that institutions have forward-looking capital planning processes that account for their risks and sufficient capital to continue operations throughout times of economic and financial stress. We cannot be certain that the FRB will have no objections to our 2017 or future capital plans submitted through the CCAR program, which is assessed by the FRB on both a quantitative and qualitative basis. If the FRB objects to our capital plan because we fail to meet either the quantitative or qualitative requirements, this could adversely affect our ability to make distributions, including dividends on our preferred stock, or to enter into acquisitions. We may fail to meet the requirements of regulatory stress tests. If our stress testing projections differ significantly from our peers or the FRB objects to HSBC North America's capital plan, this could have a material adverse effect on our reputation since CCAR and DFAST results are made public. See also "Our reputation has a direct impact on our financial results and ongoing operations" below.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will implement the Dodd-Frank Act through the promulgation of new regulations and revisions to existing regulations and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect our businesses and operations. Additional legislative or regulatory actions in the United States, the EU and in other countries could result in a significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our businesses, results of operations or financial condition. Regulators in the EU and in the United Kingdom are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse Directive, and measures to address systemic risk. Furthermore, certain large G-SIBs, including HSBC, will be subject to capital surcharges and other enhanced prudential requirements. While the FSB has identified HSBC as one of the two G-SIBs that would be subject to a 2 percent surcharge, the G-SIB surcharge will not apply in the United Kingdom until January 1, 2018. The FRB's rules implementing the G-SIB surcharge in the United States would not impose additional capital requirements on us because the U.S. G-SIB surcharge will only apply to the eight largest U.S. banking organizations.
Notwithstanding the above, the new Administration has indicated it would like to see changes made to certain financial reform regulations, including Dodd-Frank, to replace certain elements with new policies to encourage economic growth and job creation. The specifics of what might be changed are currently unclear, which has introduced some uncertainty about the regulatory framework that will apply to the financial services industry going forward.
In 2015, the FSB issued final standards for TLAC requirements for G-SIBs, which will apply to our ultimate parent HSBC once implemented in the United Kingdom. The new standard also permits authorities in host jurisdictions to require "internal" TLAC to be prepositioned (i.e., issued by local entities to either parent entities or third parties). The purpose of this new standard is to ensure that G-SIBs have sufficient loss-absorbing and recapitalization capacity available to implement an orderly resolution with continuity of critical functions and minimal impact on financial stability, and to ensure cooperation between home and host authorities during resolution. The new standard calls for all G-SIBs to be subject to TLAC requirements starting January 1, 2019, and to be fully phased in by January 1, 2022. In the United States, the FRB adopted final rules implementing the FSB's TLAC standard in the United States in December 2016. The rules require, among other things, the U.S. IHCs of non U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-

HSBC USA Inc.

term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework that may require HSBC North America to issue additional long-term debt.
The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its businesses in the EU and in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or U.K. legislation and regulation are difficult to predict and could adversely affect HSBC USA's operations.
Failure to implement and adhere to our obligations under the deferred prosecution agreement and related and other agreements and consent orders could have a material adverse effect on our business, prospects, financial condition and results and operations. An independent compliance monitor (the "Monitor") was appointed in 2013 under the 2012 agreements entered into with the DOJ and the FCA to produce annual assessments of the effectiveness of our AML and sanctions compliance program. Additionally, the Monitor is serving as HSBC's independent consultant under the consent order of the FRB. HSBC Bank USA is also subject to an agreement entered into with the OCC in December 2012, the Gramm-Leach-Bliley Act Agreement and other consent orders.
The design and execution of AML and sanctions remediation plans to address the findings of the U.S. DPA and the Monitor are complex and require major investments in people, systems and other infrastructure. This complexity creates significant execution risk, which could affect our ability to effectively identify and manage financial crime risk and remedy AML and sanctions compliance deficiencies in a timely manner. This could, in turn, impact our ability to satisfy the Monitor or comply with the terms of the U.S. DPA and related agreements and consent orders, and may require us to take additional remedial measures in the future. These risks could be further heightened if the Monitor's reports were to become public.
In February 2017, the Monitor delivered his third annual follow-up review report based on various thematic and country reviews conducted over the course of 2016. In his report, the Monitor concluded that, in 2016, HSBC Group continued to make progress in enhancing its financial crime compliance controls, including improvements to our global AML policies and procedures. However, the Monitor also expressed significant concerns about the pace of that progress, instances of potential financial crime that the DOJ and HSBC are reviewing further and on-going systems and control deficiencies that in his view raised questions as to whether HSBC is adhering to its obligations under the U.S. DPA, a matter that would be determined by the DOJ in its sole discretion. The Monitor also found that there remain substantial challenges for HSBC to meet its goal of developing a reasonably effective and sustainable AML and sanctions compliance program. In addition, the Monitor did not certify as to HSBC Group's implementation of and adherence to remedial measures specified in the U.S. DPA.
Under the terms of the U.S. DPA, upon notice and an opportunity to be heard, the DOJ has sole discretion to determine whether HSBC or HSBC Bank USA has breached the U.S. DPA. As discussed in Note 27, "Litigation and Regulatory Matters," to this Annual Report on Form 10-K, we are the subject of other ongoing investigations and reviews by the DOJ. Potential consequences of breaching the U.S. DPA could include the imposition of additional terms and conditions on HSBC or HSBC Bank USA, an extension of the U.S. DPA, including its monitorship, or the criminal prosecution of HSBC and HSBC Bank USA, which could, in turn, entail further financial penalties and collateral consequences.
Breach of the U.S. DPA or related or other agreements and consent orders could have a material adverse effect on our business, prospects, financial condition and results of operations, including loss of business and withdrawal of funding, restrictions on our ability to operate in the United States or to perform dollar-clearing functions through HSBC Bank USA, or revocation of bank licenses. Even if we are not determined to have breached these agreements, but the agreements are amended or their terms extended, our business, reputation and brand could suffer materially. Moreover, these consent orders do not preclude additional enforcement actions by bank regulatory, governmental or law enforcement agencies or private litigation.
We are not currently in full compliance with the AML/BSA consent order entered into by HSBC Bank USA with the OCC in 2010 (the "AML/BSA Consent"), which required improvements to establish an effective compliance risk management program across our U.S. businesses, including risk management related to BSA and AML compliance. Failure to comply with the AML/BSA Consent could result in additional restrictions on HSBC Bank USA that could be material to our business, prospects, financial condition and results of operations and could result in future enforcement actions, including the assessment of additional civil money penalties.
Third parties may use us as a conduit for illegal activities without our knowledge, which could have a material adverse effect on us. We are required to comply with applicable AML laws and regulations and have adopted various policies and procedures, including internal control and 'know your customer' procedures, aimed at preventing the use of HSBC products and services for the purpose of committing or concealing financial crime. A major focus of U.S. and U.K. government policy relating to financial institutions in recent years has been combating money laundering and enforcing compliance with U.S. and EU economic sanctions, and this prioritization is evidenced by our agreements with U.S. and U.K. authorities relating to various investigations regarding past inadequate compliance with AML and sanctions laws. We and certain of our affiliates have entered into a consent

HSBC USA Inc.

cease and desist order with the OCC and a similar consent order with the FRB which require the implementation of improvements to compliance procedures regarding obligations under the BSA and AML rules. These consent orders do not preclude additional enforcement actions by bank regulatory, governmental or law enforcement agencies or private litigation.
A number of the remedial actions taken or being taken as a result of the matters to which the U.S. DPA relates are intended to ensure that we and the other HSBC Group businesses are better protected from these risks. However, there can be no assurance that the steps that continue to be taken to address the requirements of the U.S. DPA will be completely effective. Breach of the U.S. DPA or related agreements and consent orders could have a material adverse effect on our business, financial condition and results of operations, including loss of business and withdrawal of funding, restrictions on performing dollar-clearing functions through HSBC Bank USA or revocation of bank licenses.
In relevant situations, and where permitted by regulation, we may rely upon certain counterparties, including our affiliates, to maintain and properly apply their own appropriate AML procedures. While permitted by regulation, such reliance may not be effective in preventing third parties from using us (and our relevant counterparties) as a conduit for money laundering, including illegal cash operations without our knowledge (and that of our relevant counterparties). Becoming a party to money laundering, association with, or even accusations of being associated, with money laundering would damage our reputation and could make us subject to fines, sanctions and/or legal enforcement (including being added to 'blacklists' that will prohibit certain parties from engaging in transactions with us). Any one of these outcomes could have a material adverse effect on our business, prospects, financial condition and results of operations.
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

HSBC USA Inc.

The proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, facilitates communication with large audiences in short time frames. These social media websites, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.
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
Our risk management measures may face particularly significant challenges in the following three broad areas:
(a) Macroeconomic and geo-political risks: Current economic and market conditions may adversely affect our results. We may suffer adverse effects as a result of the renewed economic tensions in the euro-zone. Changes in foreign currency exchange rates may affect our results.
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
Failure to implement our business strategies may adversely affect our financial performance. Our strategies for business growth includes focusing our sales efforts on international connectivity strategies with high quality internationally minded clients as well as augmenting our returns through increased cross-selling and cost optimization. The development and implementation of our strategy requires difficult, subjective and complex judgments, including forecasts of economic conditions in various parts of the world. We may fail to correctly identify the trends we seek to exploit and the relevant factors in making decisions as to capital deployment and cost reduction, and our ability to execute our strategy may also be limited by our operational capacity and the increasing complexity of the regulatory environment in which we operate. Further, we may fail to attract internationally mobile clients or cross-sell our services to them. See "—Our "cross-selling" efforts to increase the number of products our customers buy from us and offer them all of the financial products that fulfill their needs is a key part of our growth strategy, and our failure to execute this strategy effectively could have a material adverse effect on our revenue growth and financial results." The work required to execute on our growth strategies is substantial. Alongside the strategic actions, we continue to implement a number of externally driven regulatory remediation programs. The magnitude and complexity of the projects required to meet these demands has resulted in heightened execution risk. Additionally, we may be unable to fully realize the cost optimization efforts and the other anticipated benefits from our cost optimization efforts and we may not be able to realize them in the currently anticipated timeframes.
The cumulative impact of the collective change initiatives underway is significant and has direct implications on resourcing and our people. Our ability to execute our strategy may also be limited by our operational capacity and the increasing complexity of the regulatory environment in which we operate. In addition, factors beyond our control, including but not limited to, the economic

HSBC USA Inc.

and market conditions and other challenges discussed in detail above, could limit our ability to achieve all of the expected benefits of these initiatives. Failure to successfully implement our business strategies may have a material adverse effect on our businesses, prospects, financial condition and results of operations.
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
Operational risks are inherent in our businesses and may adversely impact our businesses and reputation.  We are exposed to many types of operational risks that are inherent in banking operations, including fraudulent and other criminal activities (both internal and external), breakdowns in processes or procedures and systems failure or non-availability. For example, fraudsters may target any of our products, services and delivery channels including lending, internet banking, payments, bank accounts and cards. These risks apply equally when we rely on outside suppliers or vendors to provide services to us and our customers. These operational risks may result in financial loss to us, an adverse customer experience, reputational damage and potential regulatory action depending on the circumstances of the event, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation. Further, there is a risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as exposing us to litigation or losses not covered by insurance.
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
Such disruptions may give rise to losses in service or disruption to customers, an inability to collect our receivables in affected areas, physical damage or loss of life and other loss or liability to us, which could have a material adverse effect on our businesses, prospects, financial condition and results of operation.
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
Cybersecurity continues to be leveraged by cybercriminals to perpetrate crimes at an increasing rate, often exceeding traditional offense, and poses a significant threat to economic, social and geopolitical stability for private firms and countries. HSBC faces sophisticated cyberthreats from state-sponsored attackers, hackers for hire, organized cyber syndicates, and other threat actors seeking our critical corporate and customer information.
In recent years, distributed denial of service ("DDoS") attacks, spearphishing campaigns, advanced malware, ransomware attacks, social engineering and insider threats have grown in volume and level of sophistication each with the intent to obtain personal customer financial information or proprietary corporate information, disrupt availability of services and to commit fraud. Such acts can affect our business by:

•	compromising the confidentiality or integrity of our customers' data, potentially impacting our customers' ability to repay loan balances and negatively impacting their credit ratings;

HSBC USA Inc.

•	compromising the security of and confidence in our payment channels;

•	putting our customers at risk for identity theft, account takeover and credit abuse;

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
The threat from cyberattacks, on us and on third party vendors on which we rely, is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational financial organizations. We and other multinational financial organizations have been, and will continue to be subject to an increasing risk of cyber incidents from these activities due to the proliferation of new technologies and the increasing use of the Internet and customers' use of personal smartphones, PCs and other computing devices, tablet PCs and other mobile devices to access products and services to conduct financial transactions and the increased sophistication and activities of organized crime for seeking financial gain, hacktivists (geopolitical designated groups), cyberterrorists (attacks against critical infrastructure) and state sponsored advanced persistent threats, sometimes referred to as APTs, for corporate espionage. Our risk and exposure to these matters remains heightened because of, among other things, HSBC Group's prominent size and scale, geographical span and role in the financial services industry, and our offering of Internet banking and mobile banking platforms that seek to serve our customers when and how they want to be served. In addition, the consolidation of clearing agents, exchanges and clearing houses and increased interconnectivity of financial institutions with such central agents, exchanges and clearing houses increases the exposure of cyberattacks on critical parties that may affect us. Evaluating and monitoring the cyberthreat landscape in comparison to our existing capabilities, and adjusting our programs in order to respond to these threats, may require additional capital expenses for human resources and technology.
In 2016, we experienced three DDoS attacks. The first occurred in February 2016 on one of our data centers. Customers may have experienced intermittent log-on issues with the U.S. Personal Internet Banking website, HSBCnet and the public websites. The attack was successfully mitigated via internal and external vendor controls in multiple datacenters. The second DDoS attack occurred in July 2016 when HSBC experienced a second DDoS attack targeting the U.S. Personal Internet Banking website. The attack traffic did not impact business services, and was systematically and effectively mitigated by our internal DDoS protection services without the need to invoke external vendor mitigation. In August 2016, we observed another DDoS attack on our U.S. Personal Internet Banking website, which impacted multiple Internet facing services. This attack was successfully mitigated via internal and external vendor controls in multiple datacenters. We have also been the subject of these types of attacks in prior years.
Our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security (including cyber security) from time to time.
We may suffer losses due to employee negligence, fraud or misconduct. Non-compliance with policies, employee misconduct, negligence and fraud could result in regulatory sanctions and serious reputational or financial harm. We are dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of 'rogue traders' or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Employee misconduct could have a material adverse effect on our business, prospects, financial condition and results of operations.
We may suffer losses due to negligence, fraud or misconduct by third parties. We depend on third party suppliers, outsource providers and our affiliates for a variety of services. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties' own systems or employees. The OCC and FRB require financial institutions to maintain third party and service provider risk management programs, which include due diligence requirements for third parties and service providers as well as for our affiliates who may perform services for us. Under FRB guidance "service providers" is broadly defined to include all entities that have entered into a contractual relationship with a financial institution to provide business functions or activities. If our third party risk and service provider management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish

HSBC USA Inc.

our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which could materially adversely affect us.
Failure to successfully change our operational practices may have a material impact on our businesses. Changes to operational practices from time to time could materially impact our performance and results. Such changes may include:

•	our determining to sell residential mortgage loans and other loans;

•	changes to our customer account management and risk management/collection policies and practices;

•	our investment choices in technology, business infrastructure and specialized personnel;

•	changes to our AML and sanctions policies and the related operations practices; or

•	our outsourcing of various operations, including our mortgage servicing business.
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
We may not be able to meet regulatory requests for data. The volume, granularity, frequency and scale of regulatory and other reporting requirements necessitate a clear data strategy to enable consistent data aggregation, reporting and management. Inadequate management information systems or processes, including those relating to risk data aggregation and risk reporting, could lead to a failure to meet regulatory reporting requirements or other internal or external information demands. Financial institutions that fail to comply with the principles for effective risk data aggregation and risk reporting as set out by the Basel Committee may face supervisory measures. Any of these failures could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our data management and policies and processes may not be sufficiently robust. Critical business processes across the HSBC Group rely on large volumes of data from a number of different systems and sources. If data governance, data quality and data architecture policies and procedures are not sufficiently robust, manual intervention, adjustments and reconciliations may be required to reduce the risk of error in reporting to senior management or regulators. Inadequate policies and processes may also affect our ability to use data to service customers more effectively and/or improve our product offering. This could have a material adverse effect on our business, prospects and results of operations.
Uncertainty surrounding the potential legal, regulatory and policy changes by the new Administration that may directly impact financial institutions and the global economy. The new Administration has indicated that it would like to see changes made to certain financial reform regulations, including Dodd-Frank, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our results of operations and financial condition.
We face significant and increasing competition in the rapidly evolving financial services industry. We compete with other financial institutions in a highly competitive industry that continues to undergo significant change as a result of financial regulatory reform and increased public scrutiny stemming from the financial crisis and continued challenging economic conditions. We target internationally mobile clients who need sophisticated global solutions and generally compete on the basis of the quality of our customer service, the wide variety of products and services that we can offer our customers and the ability of those products and services to satisfy our customers' needs, the extensive distribution channels available for our customers, our innovation, and our reputation. Continued or increased competition in any one or all of these areas may negatively affect our market share and results

HSBC USA Inc.

of operations and/or cause us to increase our capital investment in our businesses in order to remain competitive. Additionally, if our products and services are not accepted by our targeted clients, this may have a material adverse effect on our businesses, financial condition and results of operations.
Given the current economic, regulatory, and political environment for large financial institutions such as us, and possible public backlash to bank fees, there is increased competitive pressure to provide products and services at current or lower prices. Consequently, our ability to reposition or reprice our products and services from time to time may be limited and could be influenced significantly by the actions of our competitors who may or may not charge similar fees for their products and services. Any changes in the types of products and services that we offer our customers and/or the pricing for those products and services could result in a loss of customers and market share and could materially adversely affect our results of operations. Further, new technologies could require us to spend more to modify or adapt our products to attract and retain customers. Continued technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic payment solutions. We may not respond effectively to these competitive threats from existing and new competitors and may be forced to increase our investment in our businesses to modify or adapt our existing products and services or develop new products and services to respond to our customers' needs. Any of these factors may have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Significant or prolonged periods of market stress or illiquidity could further decrease our ability to realize the fair value of collateral held by us or make it more likely that we would liquidate collateral at prices insufficient to recover the full amount of our exposure

HSBC USA Inc.

to the respective counterparty or client. Further, disputes with counterparties as to the valuation of collateral significantly increase in times of market stress and illiquidity.
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
While we believe that our allowance for credit losses was appropriate at December 31, 2016, there is no assurance that it will be sufficient to cover future credit losses, especially if commodity prices and economic conditions in Latin America remain under pressure or if housing and employment conditions worsen. In the event of a deterioration in economic conditions, we may be required to build reserves in future periods, which would reduce our earnings.
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
We also access wholesale markets in order to provide funding for entities that do not accept deposits, to align asset and liability maturities and currencies and to maintain a market presence. We issued a total of $8,694 million of long-term debt at various points in 2016, including $4,000 million of senior debt issued to HSBC North America. An inability to obtain financing in the unsecured long-term or short-term debt capital markets because of market factors or factors in our business could have a substantial adverse effect on our liquidity. Unfavorable macroeconomic developments, market disruptions or regulatory developments may increase our funding costs or challenge our ability to raise funds to support our businesses, materially adversely affecting our businesses, prospects, financial condition and/or results of operations.
Despite the apparent improvements in overall market liquidity and our liquidity position, future conditions that could negatively affect our liquidity include:

•	an inability to maintain stable deposit balances because customers may invest in other financial instruments as an alternative;

•	diminished access to capital markets because of market factors or factors in our business;

•	an increased interest rate environment for our commercial paper, deposits or term debt;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC Group subsidiaries and through deposits.
These conditions could be caused by a number of factors, including internal and external factors, such as, among others:

HSBC USA Inc.

•	financial and credit market disruption;

•	volatility or lack of market or customer confidence in financial markets;

•	lack of market or customer confidence in HSBC or negative news about HSBC or the financial services industry generally; and

•
other conditions and factors over which we have little or no control including economic conditions in the U.S. and abroad and concerns over potential government defaults and related policy initiatives.

HSBC has provided us with capital support in the past and has indicated its commitment and capacity to fund the needs of our businesses in the future. Notwithstanding, if we are unable to maintain stable deposit balances and/or raise funds in the capital markets, our liquidity position could be adversely affected and we might be unable to meet deposit withdrawals on demand or at their contractual maturity, to repay borrowings as they mature, or to fund new loans, investments and businesses. We may need to liquidate unencumbered assets to meet our liabilities. In a time of reduced liquidity, we may be unable to sell some of our assets, or we may need to sell assets at depressed prices, which in either case could materially adversely affect our businesses, prospects, results of operations and/or financial condition.
Adverse changes in our credit ratings could have a material adverse effect on our liquidity and cost of funding. Our credit ratings are an important part of maintaining our liquidity. We depend on access to the securities market for a portion of our funding. We issued a total of $8,694 million of long-term debt in 2016, including $4,000 million of senior debt issued to HSBC North America. Our credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors including their assessment of our relative financial strength and results of operations, including our strategy and our management's capability, as well as factors affecting the financial services industry generally, including legal and regulatory frameworks affecting our business activities and the rights of our creditors. There can be no assurance that downgrades will not occur. Any downgrade in our credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts. Downgrades in our credit ratings also may trigger additional collateral or funding obligations which could negatively affect our liquidity, including as a result of credit-related contingent features in certain of our derivative contracts.
In March 2016, Moody's changed the rating outlook for HSBC USA and HSBC Bank USA to negative from stable following a similar change in outlook to negative from stable for HSBC. The outlook change for HSBC signifies Moody's concerns about a weakening in its intrinsic financial strength due to deteriorating operating conditions in Hong Kong, one of HSBC's key markets. In spite of their concerns, Moody's stated that HSBC's willingness to provide support to its U.S. subsidiaries remains very high. While the outlook changed, Moody's affirmed its long- and short-term supported debt and deposit ratings for HSBC USA and HSBC Bank USA.
In July 2016, Standard & Poor's Ratings Services ("S&P") took various rating agency actions on U.K. banks, including HSBC, to reflect rising economic risks for the U.K. domestic banking industry, including potential pressures arising from the U.K. vote to leave the EU. As a result, S&P changed the rating outlook for HSBC USA and HSBC Bank USA to negative from stable. While the outlook changed, S&P affirmed its long- and short-term counterparty credit ratings for HSBC USA and HSBC Bank USA.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which may lead to adverse ratings actions. Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2016, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
The manner in which we hold, service and enforce residential mortgage loans in our portfolio may be challenged. We are subject to certain legal and contractual requirements for how we hold, transfer, use or enforce promissory notes, security instruments and other documents for residential mortgage loans that we service. In recent years, challenges have been raised to whether we

HSBC USA Inc.

have adhered to these requirements, and whether, as a result in some instances, the loans can be enforced as local law otherwise would permit. Additionally, we currently use the Mortgage Electronic Registration Systems, Inc. (MERS) system for approximately half of the residential mortgage loans that remain in our servicing portfolio. Individual borrowers and certain local governments have contended that the use of MERS is improper or otherwise adversely affects the security interest. If documentation requirements were not met, or if the use of MERS or the MERS system is found not valid or effective, we could be obligated to, or choose to, take remedial actions and may be subject to additional costs or losses.
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
Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing, with a corresponding increase also in civil litigation arising from or relating to issues which are subject to regulatory investigations, sanctions or fines. In the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other regulators, including the CFPB, CFTC, state Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, substantial fines, penalties, remediation payments or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. In addition, HSBC's extensive global operations also increase our compliance and regulatory risks and costs. For example, operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subjects it to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, included the FCPA and AML. These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of our affiliates' business activities. Criminal prosecutions of financial institutions for, among other alleged conduct, breaches of AML, sanctions and FCPA regulations, antitrust violations, market manipulation, aiding and abetting tax evasion, and providing unlicensed cross-border banking services, have become more commonplace and may increase in frequency due to increased media attention and higher expectations from prosecutors and the public. Any such prosecution or investigation of, or legal proceeding or regulatory action brought against, HSBC or one or more of its subsidiaries could result in substantial fines, penalties and/or forfeitures and could have a material adverse effect on our results, business and prospects, including the potential loss of key licenses, requirement to exit certain businesses and withdrawal of funding from depositors and other stakeholders. See "Failure to implement our obligations under the deferred prosecution agreements could have a material adverse effect on our results and operations" and "We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes" below.
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
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes.  As previously reported, HSBC Bank USA entered into the OCC Servicing Consent Order with the OCC and our affiliate, HSBC Finance, and our then indirect parent, HSBC North America entered into a similar consent order with the FRB following completion of a broad horizontal review of industry foreclosure practices.
The Servicing Consent Orders required an independent review of foreclosures pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We refer to this as the Independent Foreclosure Review or IFR. In 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB, which we refer to as the "IFR Settlement Agreements," to amend the Servicing Consent Orders, pursuant to which the Independent Foreclosure Review ceased and HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, is providing other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million reflecting the portion of HSBC North America's total expense we believe is allocable to us. See Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for further discussion.

HSBC USA Inc.

In June 2015, HSBC Bank USA consented to amendments to the OCC Servicing Consent Order which set forth the OCC's conclusions that compliance with all requirements of the OCC Servicing Consent Order had not yet been achieved and imposed certain additional business restrictions on HSBC Bank USA. On January 6, 2017, the OCC terminated the OCC Servicing Consent Order, together with the 2013 and 2015 amendments thereto, after determining that HSBC Bank USA had satisfied the requirements thereunder. The OCC also assessed a $32.5 million civil money penalty against HSBC Bank USA finding that HSBC Bank USA failed to correct deficiencies identified under the OCC Servicing Consent Order in a timely fashion. The OCC also found that HSBC Bank USA failed to file payment change notices in compliance with applicable bankruptcy rules on about 1,700 mortgage loan accounts, which resulted in approximately $3.5 million in remediation to borrowers. An additional charge to income in the amount of $27.5 million was taken by HSBC Bank USA in the fourth quarter of 2016 related to this matter.
Compliance related costs have permanently increased to higher levels due to the remediation requirements of the Servicing Consent Orders. In addition, the issuance of the Servicing Consent Orders, as well as the termination of the OCC Servicing Consent Order does not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the DOJ or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities addressed by the Servicing Consent Orders.
Further, the settlement related to the Independent Foreclosure Review does not preclude future private litigation concerning these practices. Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the DOJ, U.S. Department of Housing and Urban Development and state Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. In February 2016, HSBC Bank USA, HSBC Finance, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the DOJ, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies ("Federal Parties") and the Attorneys General of 49 states and the District of Columbia ("State Parties") to resolve civil claims related to past residential mortgage loan origination and servicing practices. The national mortgage settlement, may not, however, completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, these practices have in the past resulted in private litigation and such a settlement would not preclude further private litigation concerning foreclosure and other mortgage servicing practices.
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
We may incur additional costs and expenses relating to mortgage loan repurchases and other mortgage loan securitization-related activities.  In connection with our loan sale and securitization activities with Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), the government sponsored enterprises ("GSEs"), and loan sale and private-label securitization transactions, HUSI has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio ("LTV") greater than 80 percent, and the use of the GSEs' standard legal documentation. We may be, and have been, required to repurchase loans and/or indemnify the GSEs and other private investors for losses due to breaches of representations and warranties.
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
We have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI, and serve as trustee of various securitization trusts. Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the industry's residential foreclosure issues continue, HSBC Bank USA has taken title to an increasing number of foreclosed homes as trustee on behalf of various securitization trusts. As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various obligations of law, including laws regarding property upkeep and tenants' rights. While we believe and continue to maintain that the obligations

HSBC USA Inc.

at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of "HSBC, as trustee." As a result, we may be subject to additional litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group.
Changes in the method of determining the London Interbank Offered Rate ("LIBOR") or other reference rates may adversely impact the value of debt securities and other financial instruments we hold or issue that are linked to such reference rates and could adversely impact our financial condition or results of operations. As a result of concerns about the accuracy of the calculation of the daily LIBOR, a number of British Bankers' Association member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Methods of calculating LIBOR have been affected by new regulation, and similar changes may occur to other reference rates. Various regulators and competition and enforcement authorities are conducting investigations and reviews related to certain past submissions made by panel banks and the processes for making submissions in connection with the setting of the European interbank offered rates and other benchmark interest and foreign exchange rates. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would impact the value of any debt securities we hold or issue that are linked to LIBOR or other reference rates, or any loans, derivatives and other financial obligations or extensions of credit we hold or are due to us, or for which we are an obligor, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
Regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions could negatively impact our business structures, activities and practices. The Dodd-Frank Act requires HSBC as a foreign bank holding company and our ultimate parent to prepare and submit annually a plan for the orderly resolution of the U.S. businesses under the U.S. Bankruptcy Code in the event of future material financial distress or failure (the Systemically Important Financial Institution Plan or "SIFI Plan"). The Dodd-Frank Act focuses on reducing risks to the U.S. financial system, requiring a plan to demonstrate how the relevant entities can be resolved in a "rapid and orderly" fashion in a manner that avoids systemic risks. Similarly, HSBC Bank USA must prepare and submit an annual resolution plan under the Federal Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). HSBC Bank USA is required to regularly provide a plan to the FDIC that is executable for resolving the bank in the event of its failure that protects depositors, maximizes the net present value return on assets and minimizes the amount of any losses to creditors, including the FDIC's Deposit Insurance Fund. These plans must include information on resolution strategy, agreements with major counterparties and "interdependencies," among other things. Resolution planning requires substantial effort, time and cost across all of our businesses and geographies. The HSBC SIFI Plan is subject to review by both the FRB and the FDIC and the HSBC Bank USA IDI Plan is subject to review by the FDIC. In December 2015, HSBC and HSBC Bank USA submitted their 2015 plans and, as of the date of this report, have not received formal feedback on the 2015 plans from the agencies. During the third quarter of 2016, the next annual submission date for both the HSBC SIFI Plan and the HSBC Bank USA IDI Plan were extended to December 31, 2017.
If the FRB and the FDIC both determine that a SIFI Plan is not "credible" (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow resolution of a financial institution's U.S. businesses in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), and the deficiencies are not remedied within the required time period, an institution, including HSBC, could be required to restructure or reorganize businesses, legal entities, or operational systems and intra-company transactions in ways that could negatively impact operations, or be subject to restrictions on growth. We could also eventually be subjected to more stringent capital, leverage or liquidity requirements, or be required to divest certain assets or operations.
The transition to the new requirements under Basel III will continue to put additional pressure on regulatory capital and liquidity.  HSBC North America is required to meet consolidated regulatory capital and liquidity requirements, including new or modified regulations and related regulatory guidance, in accordance with current regulatory timelines. In 2010, the Basel Committee issued "Basel III: A global regulatory framework for more resilient banks and banking systems" (the "Basel III Capital Framework") and "International framework for liquidity risk measurement, standards and monitoring" (the "Basel III Liquidity Framework") (together, "Basel III"). In 2013, the U.S. banking regulators published a final rule implementing the Basel III Capital Framework and the Dodd-Frank Act's phase-out of trust preferred securities from Tier 1 capital, which we refer to as the "Basel III final rule." The Basel III final rule establishes new minimum capital and buffer requirements to be phased in by 2019 and also requires the deduction of certain assets from capital, within prescribed limitations, and the inclusion of accumulated other comprehensive income (loss) ("AOCI") in capital. The Basel III final rule also increases capital requirements for counterparty credit risk and introduces a SLR with full implementation and compliance required by January 1, 2018. HSBC North America and HSBC Bank USA began complying with the effective portions of the Basel III final rule on January 1, 2014. The Basel III final rule will increase our regulatory capital requirements over the next two years as capital deductions, adjustments and buffers are phased in until full implementation on January 1, 2019.
In addition to the Basel III final rule, there continue to be numerous proposals that could significantly impact the regulatory capital standards and requirements applicable to financial institutions such as HSBC North America, as well as our ability to meet these

HSBC USA Inc.

requirements. The Basel Committee intends to finalize reform initiatives in three areas in 2017: (i) enhancements to the risk sensitivity and robustness of the standardized approaches; (ii) review of the role of internal models in the capital framework; and (iii) finalization of the design and calibration of the leverage ratio and capital floors. These reform initiatives include adoption of revisions to the market risk capital framework and proposed consultations on revisions to the standardized approaches for operational risk and credit risk. Further revisions to the Basel III Capital Framework resulting from these initiatives could materially increase our capital requirements to the extent they are implemented by the FRB.
Further increases in regulatory capital may also be required in response to other U.S. supervisory requirements relating to capital. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Participation by HSBC North America in the FRB's CCAR stress test process also requires that HSBC North America maintain sufficient capital to meet minimum regulatory ratios over a nine-quarter forward-looking planning horizon, which could also require increased capital to withstand the application of the stress scenarios over the planning horizon. The FRB has also indicated that it is considering a new measure to replace the capital conservation buffer with a "stress capital buffer," which would equal a bank holding company's projected decline in common equity Tier 1 under the supervisory severely adverse scenario, prior to any planned capital actions, and would be reset each year based on the bank holding company's DFAST results. We are reviewing these possible changes to the capital conservation buffer in anticipation of the formal rulemaking and their potential impact on our capital planning processes specifically and our operations and results generally. We currently target internal capital levels using an approach analogous to the stress capital buffer and, therefore, we do not expect the proposal to have a significant impact on our U.S. operations or change our capital planning processes.
HSBC Bank USA is also required to participate in the OCC's DFAST. These stress testing requirements will influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
The Basel Committee has adopted two minimum liquidity risk measures which are applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR measures the amount of a financial institution's unencumbered, HQLA relative to the net cash outflows the institution could encounter under a significant 30-day stress scenario. The NSFR measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The FRB, the OCC and the FDIC have adopted rules to implement the LCR with stricter requirements and a faster implementation timeline than the Basel Committee has established. Under the final rules, certain large banking institutions such as HSBC North America and HSBC Bank USA, began the LCR transition period on January 1, 2015 and were required to be fully compliant by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules and may need to change their liquidity profiles to support compliance with any future final rules. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.
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
We could incur losses or be required to hold additional capital as a result of model limitations or failure. We use models for a range of purposes in managing our business, including regulatory capital calculations, stress testing, credit approvals, financial crime and fraud risk management and financial reporting. We could face adverse consequences as a result of decisions, which may lead to actions by management, based on models that are poorly developed, implemented or used, or as a result of the modeled outcome being misunderstood or the use of such information for purposes for which it was not designed. We hold capital for known risks and limitations of our models as appropriate. If additional weakness in a model is discovered or if a model is shown to have failed, we may be required to hold more capital. Risks arising from use of models could have a material adverse effect on our business, financial condition and/or results of operations, minimum capital requirements and reputation.
Regulatory scrutiny and supervisory concerns over the use by banks of models is considerable, particularly the internal models and assumptions used by banks in the application of the stress testing exercise and in the calculation of regulatory capital.
Management projections, estimates and judgments based on historical performance may not be indicative of our future performance.  Our management is required to use certain estimates in preparing our financial statements, including accounting

HSBC USA Inc.

estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including goodwill and intangibles, among other items. In particular, loan loss reserve estimates and certain asset and liability valuations are subject to management's judgment and actual results are influenced by factors outside our control. To the extent historical averages of the progression of loans into stages of delinquency or the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in historical models, unexpected additional losses could result. Similarly, to the extent assumptions employed in measuring fair value of assets and liabilities not supported by market prices or other observable parameters do not sufficiently capture their inherent risk, unexpected additional losses could result.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income or equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 16, "Income Taxes," in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
We may be adversely affected by potential changes in U.S. tax laws which could result in a significant reduction to our deferred tax assets.  The U.S. Congress and the new Administration have indicated an interest in reforming the U.S. corporate income tax code. Though the specifics and timing of any possible tax reforms are unknown, possible approaches include lowering the 35 percent corporate income tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. We currently have $1.8 billion of net deferred tax assets at December 31, 2016, which consists primarily of basis differences associated with certain real estate mortgage investment conduits and the allowance for credit losses. Although any reduction in the corporate income tax rate could reduce the amount of taxes we would pay in the future, a reduction in the corporate income tax rate could also result in a decrease in the value of our deferred tax assets and a reduction to our net income and total equity during the period in which any tax rate change is enacted.
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
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board ("FASB"), the IASB, the SEC and our bank regulators, including the OCC and the FRB, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. For example, the FASB's financial instruments project will likely, among other things, significantly change how we measure credit impairment on our loan portfolios, which could also affect the level of deferred tax assets that we recognize. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
Key employees may be difficult to attract or retain due to contraction of the business and limits on promotional activities.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. Employee fatigue, relocations, hiring freezes and external competition targeting top talent could have impacts on attrition. If we were unable to continue to attract, develop and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our financial performance, expense reduction initiatives, and reductions in variable compensation and other benefits could raise concerns about key employees' future compensation and opportunities for promotion. Any future limitations on executive compensation imposed by legislation

HSBC USA Inc.

or regulation could adversely affect our ability to attract and maintain qualified employees. As economic conditions continue to improve, we may face increased difficulty in retaining top performers and critical skilled employees. Severe and unrelenting demands continue to be placed on our employees. The cumulative workload arising from a regulatory reform program that is often extra-territorial and still evolving is hugely consumptive of human resources, placing increasingly complex and conflicting demands on a workforce where the required expert capabilities are in short supply and globally mobile. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within the HSBC Group or could not be sourced in the market, our ability to manage our business, in particular through any future difficult economic environment may be hindered or impaired.
Significant reductions in pension assets may require additional financial contributions from us.  Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan. At January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2016, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $480 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 20, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HSBC Bank USA has 145 branches in New York, 35 branches in California, 17 branches in Florida, 9 branches in New Jersey, 7 branches in Virginia, 4 branches in Washington, 3 branches in Connecticut, 3 branches in Maryland, 2 branches in the District of Columbia, 2 branches in Pennsylvania and 1 branch in Delaware at December 31, 2016. We also have 13 representative offices in New York, 6 in California, 5 in Florida, 2 each in Texas, Illinois, New Jersey, Washington and Massachusetts, and 1 in each of the District of Columbia, Delaware, Georgia, North Carolina, Oregon, and Pennsylvania.

Item 3. Legal Proceedings

See Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

HSBC USA Inc.

PART II

HSBC USA Inc.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

HSBC USA's common stock is not publicly traded. As of the date of this filing, HSBC North America was the sole holder of HSBC USA's common stock. No dividends were paid on the common stock outstanding during either 2016 or 2015.

HSBC USA Inc.

Item 6. Selected Financial Data

On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One Financial Corporation. The sale included our General Motors and Union Plus credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. We have reported the results of these credit card and private label card and closed-end receivables sold as discontinued operations for all periods presented.
The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted:

Year Ended December 31,	2016	2015	2014	2013	2012
	(dollars are in millions)
Statement of Income (Loss) Data:
Net interest income	$2,484	$2,470	$2,304	$2,041	$2,158
Provision for credit losses	372	361	188	193	293
Total other revenues	1,332	1,672	1,606	1,857	1,973
Operating expenses excluding goodwill impairment and expense relating to certain regulatory matters	3,226	3,221	3,424	3,271	3,283
Goodwill impairment	—	—	—	616	—
Expense relating to certain regulatory matters	—	—	—	—	1,381
Income (loss) from continuing operations before income tax	218	560	298	(182)	(826)
Income tax expense (benefit)	89	230	(56)	156	422
Income (loss) from continuing operations	129	330	354	(338)	(1,248)
Income from discontinued operations, net of tax	—	—	—	—	203
Net income (loss)	$129	$330	$354	$(338)	$(1,045)
Balance Sheet Data at December 31:
Loans:
Construction and other real estate	$10,890	$10,000	$10,300	$9,034	$8,457
Business and corporate banking(1)	14,080	14,365	13,878	11,016	10,932
Global banking(1)	26,755	34,720	30,328	25,055	21,685
Other commercial	2,491	3,368	3,581	3,389	3,076
Total commercial	54,216	62,453	58,087	48,494	44,150
Residential mortgages	17,181	17,758	16,661	15,826	15,371
Home equity mortgages	1,408	1,600	1,784	2,011	2,324
Credit card	688	699	720	854	815
Other consumer	382	407	489	510	598
Total consumer	19,659	20,464	19,654	19,201	19,108
Total loans	73,875	82,917	77,741	67,695	63,258
Loans held for sale	1,809	2,185	612	230	1,018
Total assets	201,301	188,278	185,539	185,487	191,446
Total tangible assets	199,655	186,625	183,880	183,817	189,150
Total deposits	129,248	118,579	116,118	112,608	117,671
Long-term debt	37,739	33,509	27,524	22,847	21,745
Preferred stock	1,265	1,265	1,565	1,565	1,565
Common equity	19,090	19,260	15,402	14,899	16,271
Total equity	20,355	20,525	16,967	16,464	17,836
Tangible common equity	18,062	18,014	13,744	13,388	13,185

HSBC USA Inc.

Year Ended December 31,	2016	2015	2014	2013	2012

Selected Financial Ratios:
Rate of return on average:
Total assets	.1%	.2%	.2%	(.2)%	(.7)%
Total risk weighted assets(2)	.1	.2	.3	(.3)	(.9)
Total common equity	.3	1.4	1.8	(2.6)	(7.9)
Total equity	.6	1.7	2.1	(1.9)	(6.8)
Net interest margin	1.28	1.35	1.43	1.29	1.30
Loans to deposits ratio(3)	75.67	93.07	91.94	78.45	70.64
Efficiency ratio	84.5	77.8	87.6	99.7	112.9
Allowance as a percent of loans(4)	1.38	1.10	.87	.90	1.02
Commercial allowance as a percent of loans(4)	1.72	1.25	.85	.64	.72
Commercial net charge-off ratio(4)	.34	.10	.06	.15	.37
Consumer allowance as a percent of loans(4)	.44	.65	.96	1.55	1.73
Consumer two-months-and-over contractual delinquency	4.05	4.56	5.59	6.80	6.92
Consumer net charge-off ratio(4)	.33	.32	.43	.85	1.32
Common equity Tier 1 capital to risk weighted assets(5)	13.7	12.0	10.3	9.9	11.6
Tier 1 capital to risk weighted assets	14.5	12.6	11.4	11.7	13.6
Total capital to risk weighted assets	18.3	16.5	15.8	16.4	19.5
Tier 1 leverage ratio	9.2	9.5	8.5	7.9	7.7
Total equity to total assets	10.1	10.9	9.1	8.9	9.3
Tangible common equity to total tangible assets	9.0	9.7	7.5	7.3	7.0

(1)
During the fourth quarter of 2016, we transferred certain customer relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in the accompanying consolidated financial statements. As a result, we reclassified $4.8 billion, $3.9 billion, $3.4 billion and $1.7 billion of loans from business and corporate banking to global banking at December 31, 2015, 2014, 2013 and 2012, respectively, to conform with the current year presentation.

(2)	Includes the results of our discontinued operations for applicable periods.

(3)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

(4)	Excludes loans held for sale.

(5)	Basel III introduced the common equity Tier 1 ratio. For 2013 and prior, the ratio presented is the Tier 1 common ratio calculated under Basel I.

HSBC USA Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed throughout this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the United States Securities and Exchange Commission ("SEC"), in press releases, or oral or written presentations by representatives of HSBC USA Inc. ("HSBC USA" and, together with its subsidiaries, "HUSI") that are not statements of historical fact and may also constitute forward-looking statements. Words such as "may," "will," "should," "would," "could," "appears," "believe," "intends," "expects," "estimates," "targeted," "plans," "anticipates," "goal," and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements.
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those set forth in our forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those in the forward-looking statements:

•
uncertain market and economic conditions in the United States and abroad, including but not limited to, a decline in housing prices, a decline in energy prices, unemployment levels, tighter credit conditions, changes in interest rates or a prolonged period of low or negative interest rates, the availability of liquidity, consequences of unexpected geopolitical events including the decision by the United Kingdom ("U.K.") to exit the European Union ("EU"), changes in consumer confidence and consumer spending, and consumer perception as to the continuing availability of credit and price competition in the market segments we serve;

•	changes in laws and regulatory requirements;

•	the potential impact of any legal, regulatory and policy changes effecting financial institutions and the global economy as a result of the new Administration in the U.S. (the "Administration");

•	the ability to deliver on our regulatory priorities;

•	extraordinary government actions as a result of market turmoil;

•
capital and liquidity requirements under Basel III, the Federal Reserve Board's ("FRB") Comprehensive Capital Analysis and Review ("CCAR"), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") stress testing ("DFAST"), including the U.S. FRB requirements for U.S. global systemically important banks ("G-SIBs") and U.S. intermediate holding companies ("IHCs") owned by non-U.S. G-SIBs to issue total loss-absorbing capacity ("TLAC") instruments;

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

•	the use of us as a conduit for illegal activities without our knowledge by third parties;

•	the ability to successfully manage our risks;

•	the financial condition of our clients and counterparties and our ability to manage counterparty risk;

•	concentrations of credit and market risk, including exposure to Latin American corporate clients and the oil and gas markets;

•	increases in our allowance for credit losses and changes in our assessment of our loan portfolios;

•	the ability to implement our business strategies;

•	the ability to successfully implement changes to our operational practices as needed and/or required from time to time;

•	damage to our reputation;

HSBC USA Inc.

•	the ability to attract and retain customers and to attract and retain key employees;

•	the effects of competition in the markets where we operate including increased competition for non-bank financial services companies, including securities firms;

•	disruption in our operations from the external environment arising from events such as natural disasters, terrorist attacks, global pandemics, or essential utility outages;

•	a failure in or a breach of our operation or security systems or infrastructure, or those of third party servicers or vendors, including as a result of cyberattacks;

•	third party suppliers' and outsourcing vendors' ability to provide adequate services;

•	losses suffered due to the negligence or misconduct of our employees or the negligence or misconduct on the part of employees of third parties;

•	a failure in our internal controls;

•	our ability to meet our funding requirements;

•	adverse changes to our credit ratings;

•	financial difficulties or credit downgrades of mortgage bond insurers;

•	our ability to cross-sell our products to existing customers;

•	changes in Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") accounting standards and their interpretation;

•	heightened regulatory and government enforcement scrutiny of financial institutions, including in connection with sales practices and compensation structures related to such sales practices;

•
continued heightened regulatory scrutiny with respect to existing and future residential mortgage servicing and foreclosure practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we are subject;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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

HSBC USA Inc.

Executive Overview

Organization and Basis of Reporting HSBC USA is a wholly-owned subsidiary of HSBC North America which is an indirect wholly-owned subsidiary of HSBC. Prior to November 15, 2016, HSBC USA was owned by HSBC North America Inc. ("HNAI"), an indirect wholly owned subsidiary of HSBC North America which was dissolved. HUSI may also be referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") as "we," "us" or "our."
Through our subsidiaries, we offer a comprehensive range of consumer and commercial banking products and related financial services. HSBC Bank USA, our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 17 states and the District of Columbia. In addition to our domestic offices, we currently maintain foreign branch offices, subsidiaries and/or representative offices in Europe, Asia and Latin America. Our customers include individuals, including high net worth and ultra-high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients' needs.
2016 Economic Environment  The U.S. economy continued its trend of slow growth during 2016. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 1.6 percent in 2016, slower than 2015's GDP growth rate of 2.6 percent. Inflation in 2016 continued to run below the Federal Reserve Board's ("FRB") 2.0 percent target inflation rate. Although the FRB has indicated that it currently expects to increase short-term interest rates during 2017, the prolonged period of low interest rates continues to put pressure on spreads earned on our deposit base. The U.S. economy added approximately 2.2 million jobs during 2016 and the total unemployment rate fell to 4.7 percent at December 2016 as compared with 5.0 percent at December 2015. However, an elevated number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 9.2 percent at December 2016, as compared with a rate of 9.9 percent at December 2015.
Despite the continued improvement of the U.S. economy, economic uncertainty remains high in many economies outside the U.S., including China as well as Latin America and in particular Brazil, where economic activity continues to be slow. In addition, the decision by the United Kingdom in late June to exit the EU as well as the new Administration in the U.S. could potentially impact the capital markets and trade further adding to this global uncertainty. In addition, although the price of oil increased during 2016, it remains depressed compared with historical levels in part due to the strong U.S. dollar, adding pressure to portfolios where the customer base is heavily centered in commodity-based businesses. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.
2016 Events

•
During 2016, we determined we no longer have the intent to hold for investment certain residential mortgage loans which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. As a result of this decision, during 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $568 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell was approximately $473 million, including related escrow advances. We recorded an initial lower of amortized cost or fair value adjustment of $45 million associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income. We also recorded $8 million of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of a change in the estimated pricing on specific pools of loans subsequent to the initial transfer. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios.

•
In addition to the residential mortgage loan transfers discussed above, during the third quarter of 2016, we determined we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance"), along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016, we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest. During the third quarter of 2016, we recorded an initial lower of cost or fair value adjustment of $11 million associated with the newly transferred loans, all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income. During the fourth quarter of 2016, we recorded $4 million of additional lower of amortized cost or

HSBC USA Inc.

fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of a change in the estimated pricing on specific pools of loans. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.

•
During the fourth quarter of 2016, we sold our remaining Mortgage Servicing Rights ("MSRs") portfolio, which was in run-off for several years, and related servicing advances to a third party. The resulting loss on sale, including transaction costs, was not significant.

•
In December 2016, we sold 638,219 Visa Inc. ("Visa") Class B common shares ("Class B Shares") to a third party resulting in a net pre-tax gain of approximately $71 million which was recorded as a component of other income (loss) in the consolidated statement of income. Under the terms of the sale agreement, we entered into a swap agreement with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related covered litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). This swap had a carrying value of $14 million at December 31, 2016. As of December 31, 2016, we continued to hold approximately 2.3 million Visa Class B Shares, which are recorded at their original cost basis of zero. See Note 14, "Derivative Financial Instruments," and Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information about these transactions.

•
In January 2017, the Office of the Comptroller of the Currency ("OCC") terminated its residential mortgage servicing related consent order against HSBC Bank USA ("the OCC Servicing Consent Order") after determining that HSBC Bank USA had satisfied the requirements of the consent order, and amendments thereto. The OCC also assessed a $32.5 million civil money penalty against HSBC Bank USA for deficiencies in timely compliance with the consent order which was partially covered by reserves. As a result, we recorded a charge of $27.5 million to other expenses during the fourth quarter of 2016 related to this matter. For additional discussion, see Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.

•
In June 2016, voters in the United Kingdom approved a referendum to withdraw its membership from the EU. While we continue to actively monitor our portfolio to ensure that we quickly identify and manage any areas of stress, our U.K. and European capital markets exposure is limited, and we currently do not anticipate this decision will have a significant impact on our operations.

•
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision (the "Basel Committee"), together with the impact of similar implementation by U.K. banking regulators, we continued to review the composition of our capital structure. During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.5 percent Non-Cumulative Series H Preferred Stock, at their stated values of $25 per share, $1,000 per share and $1,000 per share, respectively, resulting in a total cash payment of $1,265 million. In connection with these redemptions, HSBC USA issued 1,265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America in exchange for cash consideration of $1,265 million.

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

Performance, Developments and Trends Net income was $129 million during 2016 compared with $330 million and $354 million during 2015 and 2014, respectively. Net income in 2015 includes the impact of New York City tax reform which resulted in an increase in tax expense of $48 million. Net income in 2014 was significantly impacted by a tax reserve release as a result of the settlement of certain State and local tax audits which resulted in an income tax benefit of $183 million and the impact of New York State tax reform which resulted in an increase in tax expense of $75 million.
Income before income tax was $218 million during 2016 compared with $560 million and $298 million during 2015 and 2014, respectively. The decrease in income before income tax in 2016 compared with 2015 was due primarily to lower other revenues. The increase in income before income tax in 2015 compared with 2014 reflects lower operating expenses, higher net interest income and higher other revenues, partially offset by a higher provision for credit losses primarily related to oil and gas industry loan exposures.

HSBC USA Inc.

Our reported results in all periods were impacted by certain items management believes to be significant, which distort comparability between periods. Significant items are excluded to arrive at adjusted performance because management would ordinarily identify and consider them separately to better understand underlying business trends. The following table summarizes the impact of these significant items for all periods presented:

Year Ended December 31,	2016	2015	2014
	(in millions)
Income before income tax, as reported	$218	$560	$298
Fair value movement on own fair value option debt attributable to credit spread	3	(194)	(6)
Costs to achieve(1)	113	21	—
Provision for credit losses relating to increases (decreases) in loss emergence period used in our commercial loan collective impairment calculation	(24)	28	178
Gain on sale of Visa Class B Shares to a third party	(71)	—	—
Litigation expense related to the settlement agreement with the Federal Housing Finance Agency ("FHFA")	—	—	178
Interest benefit related to the conclusion of certain State and local tax audits resulting in the settlement of uncertain tax positions	—	—	(120)
Adjusted performance(2)	$239	$415	$528

(1)	Reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015.

(2)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of the items in the table above, our adjusted performance for 2016 declined $176 million compared with 2015 due primarily to lower other revenues and a higher provision for credit losses which were partially offset by lower operating expenses. Lower other revenues in 2016 was driven by lower other income and lower fair value option revenue, partially offset by higher trading revenue, while lower operating expenses reflect the favorable impact of our cost management efforts. Excluding the collective impact of the items in the table above, our adjusted performance for 2015 declined $113 million compared with 2014 as a higher provision for credit losses, largely commercial related, and lower other revenues driven primarily by lower securities gains and lower mortgage banking revenue was partially offset by higher net interest income and lower operating expenses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
Future Prospects  Our operations are dependent upon our ability to maintain stable deposit balances and, to a lesser extent, access the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall market volatility, the counterparty credit limits of investors to the HSBC Group as a whole and the effectiveness of our management of credit risks inherent in our customer base.
Our results are also impacted by general global and domestic economic conditions, including employment levels, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we pay on our borrowings. Achieving our profitability goals in 2017 is largely dependent upon macroeconomic conditions which include the interest rate environment, housing market conditions, unemployment levels, market volatility, energy prices and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, loss provision and ultimately our results of operations.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
Group Reporting Basis We report financial information to HSBC in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the IASB and as endorsed by the EU and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's

HSBC USA Inc.

accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis are used in managing our businesses and rewarding performance of employees, our management also separately monitors net income under this basis of reporting. During the fourth quarter of 2016, HSBC Group made changes to its internal management reporting and, as a result, its segment reporting which we plan to implement during the first quarter of 2017, as discussed further in this MD&A under the caption "Segment Results - Group Reporting Basis." The following table reconciles our U.S. GAAP versus Group Reporting Basis net income:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net income – U.S. GAAP basis	$129	$330	$354
Adjustments, net of tax:
Loans held for sale	43	9	(6)
Pension and other postretirement benefit costs	12	14	12
Loan impairment	(4)	124	112
Loan origination	(4)	(14)	(9)
Litigation expense	(5)	(1)	(79)
Property	(12)	(10)	(7)
Tax valuation allowances	—	(5)	5
Gain on sale of London Branch precious metals business to affiliate	—	—	60
Other	7	(4)	(7)
Net income – Group Reporting Basis	166	443	435
Tax expense (benefit) – Group Reporting Basis	128	312	(9)
Profit before tax – Group Reporting Basis	$294	$755	$426
A summary of the differences between U.S. GAAP and Group Reporting Basis as they impact our results is presented below:
Loans held for sale - For loans transferred to held for sale subsequent to origination, the Group Reporting Basis requires these loans to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly for the Group reporting basis, such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, "Financial Instruments: Recognition and Measurement" ("IAS 39"), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category and subsequently be measured at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment upon transfer to held for sale related to credit risk is recorded in the statement of income as a provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income in other revenues. Changes in the lower of amortized cost or fair value after the initial transfer to held for sale are reported in the statement of income in other revenues.
For loans originated with the intent to sell, the Group Reporting Basis requires these loans to be classified as trading assets and recorded at their fair value, with income recorded in trading revenue. Under U.S. GAAP, such loans are classified as loans held for sale and, with the exception of certain loans accounted for under fair value option ("FVO") accounting, are recorded at the lower of amortized cost or fair value, with changes in the lower of amortized cost or fair value adjustment recorded in other revenues.
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

HSBC USA Inc.

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
For commercial loans collectively evaluated for impairment, we utilize different loss emergence periods for U.S. GAAP and the Group Reporting Basis. In 2016 and 2015, we updated the default populations utilized in determining the emergence period to include more recent defaults while dropping off the oldest defaults to maintain a consistent look-back period. These updates resulted in modest changes to our loss emergence period under U.S. GAAP which decreased our provision for credit losses by approximately $24 million in 2016 and increased our provision for credit losses by approximately $28 million in 2015 solely relating to these updates (in addition to differences otherwise attributable to applying the different approaches for calculating loan impairment charges discussed below), while the loss emergence period under the Group Reporting Basis did not significantly change. In 2016, loan impairment charges under the Group Reporting Basis were greater than under U.S. GAAP due to the default of certain credits where existing loan impairment allowances, prior to default, were lower under the Group Reporting Basis than under U.S. GAAP due to the shorter loss emergence period utilized for computing loan impairment allowances for commercial loans collectively evaluated for impairment under the Group Reporting Basis.
Prior to 2014, we utilized the same loss emergence period for both U.S. GAAP and the Group Reporting Basis, which resulted in a consistent calculation of loan impairment charges under the two bases of reporting. In 2014, we conducted a review of our loss emergence period estimate used for U.S. GAAP reporting purposes based upon regulatory guidance and bank industry practice in the U.S. As a result of this review, our emergence period was increased, resulting in an increase in loan impairment charges under U.S. GAAP. A separate review of our loss experience under the Group Reporting Basis was completed in 2014. This review did not significantly change the loss emergence period compared with the prior year and resulted in a deviation between U.S. GAAP and the Group Reporting Basis of approximately $174 million on a pre-tax basis. The difference was primarily attributable to different approaches for estimating loss emergence periods for U.S. GAAP and the Group Reporting Basis. We have determined that, based on the judgment involved and the practice which has evolved in different jurisdictions, both approaches for estimating loss emergence periods result in an appropriate allowance for credit losses under the reporting basis to which each is being applied.
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
Litigation expense - Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under the Group Reporting Basis, a present obligation and a probable outflow of economic benefits must exist for an accrual to be recorded. This creates differences in the timing of accrual recognition between the Group Reporting Basis and U.S. GAAP. Additionally under the Group Reporting Basis, legal costs to defend litigation are accrued at the time that a liability is recorded for the related litigation while under U.S. GAAP, these costs are recognized as services are performed.
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in April 2010 resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and is being recognized over the lease term (which is ten years) due to our continuing involvement.
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

HSBC USA Inc.

between affiliates under common control, gains are reflected as a capital transaction upon completion of the sale. The sale was completed in 2014.
Other - Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and the Group Reporting Basis that were not individually material, including derivatives, interest recognition, precious metals, restructuring costs, servicing assets, share-based payments and certain trading securities that were reclassified to loans and receivables under the Group Reporting Basis in 2008.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting standards generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position and results of operations of HSBC USA.
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
As an illustration of the effect of changes in estimates related to the allowance for credit losses, a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $102 million in our allowance for credit losses at December 31, 2016.
Our allowance for credit losses is based on estimates and is intended to be adequate but not excessive. The allowance for credit losses is regularly assessed for adequacy through a detailed review of the loan portfolio. The allowance for credit losses, which is carried as a reduction to loans on the balance sheet includes reserves for inherent probable credit losses associated with all loans outstanding. A reserve is also maintained for off-balance sheet risk, which is recorded in other liabilities and includes probable

HSBC USA Inc.

and reasonably estimable credit losses arising from off-balance sheet arrangements such as letters of credit and undrawn commitments to lend.
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

We estimate probable losses for consumer loans and certain small business loans which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets and ultimately charge-off based upon recent performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy or have been subject to account management actions, such as the re-age or modification of accounts. We also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information and is typically in the range of 20-40 percent for residential mortgages and 70-100 percent for home equity mortgages. At both December 31, 2016 and 2015, approximately 1 percent of our second lien home equity mortgages for which the first lien residential mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent were less than 90 days delinquent and not considered to be a TDR Loan or already recorded at fair value less cost to sell.
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
In addition, loss reserves on consumer and commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculations or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing the allowance for credit losses on loans include, as appropriate, growth, including expansion into new lending markets and customer concentrations, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as trends in housing markets, interest rates and industry and business performance, portfolio seasoning, account management policies and practices, model imprecision, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations, customer concentration and other factors which can affect payment patterns on outstanding loans such as natural disasters. We also consider key ratios such as allowance as a percentage of loans, allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
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
Goodwill Impairment Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared with its carrying amount, which is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk weighted assets a capital charge that is consistent with Basel III requirements, and additionally, allocating to each reporting unit the remaining carrying amount of HUSI's net assets. Accordingly, the entire carrying amount of HUSI's net assets is allocated to our reporting units. Significant and long-term changes in the applicable reporting unit's industry and related economic conditions are considered to be primary indicators of potential impairment due to their impact on expected future cash

HSBC USA Inc.

flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties. In evaluating possible impairment, specific factors we consider are: (a) the observance of material changes to business plan information (e.g., financial forecasts); (b) significant increases in observed peer group discount rates; (c) significant announced or planned business divestitures; (d) the margin by which the fair value of each reporting unit exceeded the carrying amount at the previous testing date; (e) deterioration in macroeconomic, industry or market conditions that have not yet been reflected in the latest business plan information, if any, and; (f) other relevant events specific to the reporting unit (e.g., changes in management, strategy or customers, capital allocation or litigation).
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
Impairment testing of goodwill requires that the fair value of each reporting unit be compared with its carrying amount, including goodwill. Reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as an operating segment or any distinct, separately identifiable component one level below an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying amount of each reporting unit based on its relative fair value. Movements of businesses across reporting units may result in a reallocation of goodwill.
We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. We have decided not to elect the option to apply a qualitative assessment to our goodwill impairment testing and, therefore continue to utilize a two-step process. The first step, used to identify potential impairment, involves comparing each reporting unit's fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying amount including allocated goodwill of the reporting unit exceeds the unit's fair value, a second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination is less than the carrying amount of goodwill, an impairment charge is recorded for the excess. Any impairment charge recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairments are not permitted. During the third quarter of 2016, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts, with the fair value of each reporting unit being 125 percent or more of book value, including allocated goodwill. During the fourth quarter of 2016, we performed an interim impairment test of the goodwill associated with our Commercial Banking reporting unit as a result of the transfer of certain customer relationships to Global Banking and Markets. As a result of this testing, the fair value of our Commercial Banking reporting unit continued to exceed its carrying value, including goodwill, in excess of 125 percent.
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

HSBC USA Inc.

Valuation Governance Framework - We have established a control framework to ensure fair values are either determined or validated by a function independent of the risk-taker. Controls over the valuation process are summarized in this MD&A under the caption "Fair Value."
Valuation of Major Classes of Assets and Liabilities - Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the "Fair Value Framework"). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Classification within the fair value hierarchy is based on the lowest hierarchical level input that is significant to the fair value measurement. As such, the classification of a financial asset or liability within the fair value hierarchy is dynamic in that the asset or liability could be transferred to other hierarchy levels in each reporting period as a result of price discovery. We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs into a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 4.1 percent at December 31, 2016.
Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or other comprehensive income recorded for a particular financial instrument. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see Note 26, "Fair Value Measurements," in the accompanying consolidated financial statements. The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.

•
Derivatives - We manage groups of derivative instruments with offsetting market and credit risks. Accordingly, we measure the fair value of each group of derivative instruments based on the exit price of the group's net risk position. The fair value of a net risk position is determined using internal models that utilize multiple market inputs. The majority of the market inputs can be validated through market consensus data. For complex or long-dated derivative products where market data is not available, fair value is sensitive to the limitation of the valuation model (model risk), the liquidity of the product (liquidity risk) and the assumptions about inputs not obtainable through price discovery process (data uncertainty risk). Accordingly, we make valuation adjustments to capture the risks and uncertainties. Because of the interrelated nature, we do not separately make an explicit adjustment to the fair value for each of these risks. Instead, we apply a range of assumptions to the valuation input that we believe implicitly incorporates adjustments for liquidity, model and data uncertainty risks.

We also include a credit risk adjustment to reflect the credit risk associated with the net derivative positions. In estimating the credit valuation adjustment, we net the derivative positions by counterparties. The fair value for a net long credit risk position is adjusted for the counterparty's credit risk referred to as credit valuation adjustment (CVA) whereas the fair value for a net short credit risk position is adjusted for HUSI's own credit risk referred to as debit valuation adjustment (DVA). We calculate the credit risk adjustment by applying the probability of default of the counterparty to the expected exposure, and multiplying the result by the expected loss given default. We estimate the implied probability of default based on the credit spreads of the specific counterparties observed in the credit default swap market. Where credit default spread of the specific counterparty is not available, we use the credit default spread of a specific proxy (e.g., the CDS spread of the parent). Where specific proxy credit default swap is not available, we apply a blended approach based on a combination of credit default swaps referencing to credit names of similar credit standing in the same industry sector and the historical rating-based probability of default.
Historically, we valued uncollateralized derivatives by discounting expected future cash flows at a benchmark interest rate, typically the London Interbank Offered Rate ("LIBOR") or its equivalent. In line with evolving industry practice, we changed this approach during the fourth quarter of 2014. We now view the Overnight Indexed Swap ("OIS") curve as the base discounting curve for all derivatives, both collateralized and uncollateralized, and have adopted a funding fair value adjustment ("FFVA") to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the OIS rate. This is an area in which a full industry consensus has not yet emerged. We will continue to monitor industry evolution and refine the calculation methodology as necessary.

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

HSBC USA Inc.

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

•
Consumer loans Held for Sale - Consumer loans held for sale are recorded at the lower of amortized cost or fair value. The fair value estimates of consumer loans held for sale are determined primarily using the discounted cash flow method using assumptions consistent with those which would be used by market participants in valuing such loans. Valuation inputs include estimates of prepayment rates, default rates, loss severities, collateral values and market rates of return. We also may hold discussions on value directly with potential investors. Where available, we measure residential mortgage whole loans held for sale based on transaction prices of loan portfolios of similar characteristics observed in the whole loan market. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics.

•
Commercial loans held for sale - Commercial loans held for sale (that are not designated under FVO as discussed below) are recorded at the lower of amortized cost or fair value. The fair value estimates of commercial loans held for sale are determined primarily using observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. We also may hold discussions on value directly with potential investors.

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

•
Structured Notes and Deposits - Structured notes and deposits are hybrid instruments containing embedded derivatives. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and own credit risk. Depending on the complexity of the embedded derivative, the same risk elements of valuation adjustments described in the derivative section above would also apply to hybrid instruments. In addition, cash flows for the funded notes and deposits are discounted at the relevant interest rates for the duration of the instrument adjusted for our own credit spreads. The credit spreads so applied are determined with reference to our own debt issuance rates observed in primary and secondary markets, internal funding rates and the structured note rates in recent executions.

Except for structured notes and deposits with embedded credit derivative features, the associated risks embedded in the hybrid instruments issued to customers are economically hedged with our affiliates through a freestanding derivative. As a result, HUSI is market risk neutral in substantially all of the structured notes and deposits.

•
Long-Term Debt (Own Debt Issuances) - The fair value of own debt issuances is based on the observed price for the identical or similar instruments transacted in the secondary market. However, the secondary market could become inactive or price quotes could be stale or differ among market participants. In those circumstances, we use inputs to value the interest rate and the credit spread components of the debt. Changes in such estimates, and in particular the own credit spread estimates could be volatile and markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income. For example, a 10 percent change in the value of our debt designated at fair value would have resulted in a change to our reported mark-to-market of approximately $1,038 million for the year ended December 31, 2016.

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

HSBC USA Inc.

•	Changes in the fair value of loans held for sale when their cost exceeds fair value are recorded in current period earnings; and

•
Changes in the fair value of certain commercial loans held for sale, certain securities sold under repurchase agreements, structured deposits, structured notes and long-term debt that we have elected to measure at fair value under the fair value option are recorded in current period earnings. Beginning in 2017, for financial liabilities measured under the fair value option, we will recognize the change in fair value attributable to our own credit risk in other comprehensive income.

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
The outcome of the statistical regression analysis serves as the foundation for determining whether or not a derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced revenue by approximately $232 million for the year ended December 31, 2016.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and State net operating losses. Our net deferred tax assets, including deferred tax liabilities, totaled $1.8 billion and $1.5 billion at December 31, 2016 and 2015, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
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
The carrying value of our net deferred tax assets is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of our net deferred tax asset. The new Administration has indicated an interest in significantly reducing the U.S. corporate income tax rate. Because we do not yet know the details of the new Administration's corporate tax plan, it is not possible to quantify the one-time impact from a re-measurement of deferred tax assets and liabilities that might ultimately result upon tax reform enactment. However, a reduction in the corporate income tax rate could result in a decrease in the carrying value of our deferred tax assets and a reduction to our net income and total equity

HSBC USA Inc.

during the period in which any tax rate change is enacted. For example, a hypothetical 1 percent (100 basis point) decrease in the corporate income tax rate from 35 percent to 34 percent at December 31, 2016 would result in a write-down of our net deferred tax asset of approximately $50 million.
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 can be found in Note 16, "Income Taxes," in the accompanying consolidated financial statements.
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

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund our balance sheet, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at December 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	December 31, 2016	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$51,496	$23,203	82.0%
Loans, net	72,858	(9,147)	(11.2)
Loans held for sale	1,809	(376)	(17.2)
Trading assets	16,850	(235)	(1.4)
Securities	49,719	(78)	(.2)
Other assets	8,569	(344)	(3.9)
	$201,301	$13,023	6.9%
Period end liabilities:
Total deposits	$129,248	$10,669	9.0%
Trading liabilities	4,908	(2,547)	(34.2)
Short-term borrowings	5,101	106	2.1
Long-term debt	37,739	4,230	12.6
All other liabilities	3,950	735	22.9
Total equity	20,355	(170)	(.8)
	$201,301	$13,023	6.9%

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
Loans, Net  The following summarizes our loan balances at December 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	December 31, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$10,890	$890	8.9%
Business and corporate banking(1)	14,080	(285)	(2.0)
Global banking(1)(2)	26,755	(7,965)	(22.9)
Other commercial	2,491	(877)	(26.0)
Total commercial	54,216	(8,237)	(13.2)
Consumer loans:
Residential mortgages	17,181	(577)	(3.2)
Home equity mortgages	1,408	(192)	(12.0)
Credit cards	688	(11)	(1.6)
Other consumer	382	(25)	(6.1)
Total consumer	19,659	(805)	(3.9)
Total loans	73,875	(9,042)	(10.9)
Allowance for credit losses	1,017	105	11.5
Loans, net	$72,858	$(9,147)	(11.2)%

(1)
During the fourth quarter of 2016, we transferred certain customer relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in the accompanying consolidated financial statements. As a result, we reclassified $4.8 billion of loans from business and corporate banking to global banking at December 31, 2015 to conform with the current year presentation.

(2)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking customers managed by HSBC on a global basis and complex large business customers supported by GB&M relationship managers. Also includes loans to HSBC affiliates which totaled $3,274 million and $4,815 million at December 31, 2016 and 2015, respectively.

Commercial loans decreased compared with December 31, 2015 largely due to paydowns and maturities exceeding new loan originations as we focused efforts on improving returns through disciplined lending and expanding existing customer relationships into other products. The decrease also reflects lower loans to affiliates and the transfer of certain global banking loans with a carrying value of $1,088 million to held for sale, partially offset by the transfer of certain commercial real estate loans with a carrying value of $612 million from held for sale to held for investment during 2016. The decline in commercial non-affiliate loans, including the impact of transfers, was primarily in the banking, oil and gas, mining, food and health care industries.
Consumer loans decreased compared with December 31, 2015 due primarily to the transfers of certain residential mortgage loans with a carrying value of $1,023 million to held for sale during 2016 as discussed below, partially offset by an increase in residential mortgage loans as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage Corporation ("PHH Mortgage"). Home equity mortgages also decreased reflecting net paydowns as our focus continues to shift towards residential mortgage loans. The declines in credit card receivables and other consumer loans reflects paydowns.

HSBC USA Inc.

We have seen a general improvement in the loan-to-value ("LTV") ratios for our residential mortgage loan portfolio. The following table presents LTVs for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	December 31, 2016		December 31, 2015
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	96.8%	83.6%	94.9%	78.7%
80% < LTV < 90%	1.9	9.7	2.9	11.0
90% < LTV < 100%	.8	4.8	1.4	6.5
LTV > 100%	.5	1.9	.8	3.8
Average LTV for portfolio	52.8	56.4	54.9	59.1

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at September 30, 2016 and 2015, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at December 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	December 31, 2016	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$17	$(1,878)	(99.1)%
Global banking	827	627	*
Total commercial	844	(1,251)	(59.7)
Consumer loans:
Residential mortgages	890	879	*
Home equity mortgages	4	4	*
Other consumer	71	(8)	(10.1)
Total consumer	965	875	*
Total loans held for sale	$1,809	$(376)	(17.2)%

*	Not meaningful.
Commercial loans held for sale decreased compared with December 31, 2015. In 2016, we sold $1,161 million of commercial real estate loans to a third party and recognized a loss on sale of approximately $3 million, including transaction costs. Upon completion of the sale, certain loans which had a carrying value of $612 million were transferred back to held for investment as we now intend to hold these loans for the foreseeable future.
Global banking loans held for sale includes commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans, which we have elected to designate under the fair value option, totaled $725 million and $151 million at December 31, 2016 and 2015, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Global banking loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $102 million and $49 million at December 31, 2016 and 2015, respectively.

HSBC USA Inc.

We recorded lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale of $35 million, $16 million and $5 million during 2016, 2015 and 2014, respectively, as a component of other income (loss) in the consolidated statement of income.
Consumer loans held for sale increased compared with December 31, 2015. As previously disclosed, we continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies, as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, as well as continued market demand for non-performing residential mortgage loans, during 2016 we determined we no longer have the intent to hold for investment certain residential mortgage loans which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. As a result of this decision, during 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $568 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $473 million, including related escrow advances.
In addition to the residential mortgage loan transfers discussed above, during the third quarter of 2016, we determined we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance, along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016, we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $3 million at both December 31, 2016 and 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $57 million and $13 million at December 31, 2016 and 2015, respectively. The valuation allowance on commercial loans held for sale was $55 million and $21 million at December 31, 2016 and 2015, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at December 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	December 31, 2016	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$10,667	$(488)	(4.4)%
Precious metals	1,772	992	*
Derivatives, net(2)	4,411	(739)	(14.3)
	$16,850	$(235)	(1.4)%
Trading liabilities:
Securities sold, not yet purchased	$1,060	$661	*
Payables for precious metals	62	(588)	(90.5)
Derivatives, net(3)	3,786	(2,620)	(40.9)
	$4,908	$(2,547)	(34.2)%

*	Not meaningful.

(1)	See Note 3, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At December 31, 2016 and 2015, the fair value of derivatives included in trading assets has been reduced by $4,462 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At December 31, 2016 and 2015, the fair value of derivatives included in trading liabilities has been reduced by $3,826 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

Securities balances decreased compared with December 31, 2015 due primarily to decreases in municipal bonds and foreign sovereign positions which were partially offset by an increase in U.S. Treasury positions and the impact of favorable market valuations of foreign sovereign positions. Securities positions are held as economic hedges of interest rate and credit derivative products issued to customers of domestic and emerging markets. Balances of securities sold, not yet purchased increased compared with December 31, 2015 due to an increase in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2015 driven largely by increases in our own gold and palladium inventory positions held as hedges for client activity as well as higher spot prices. Payables for precious metals were lower reflecting a decrease in borrowing of gold and silver inventory. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2015 mainly from market movements which resulted in lower valuations of interest rate and credit derivatives, partially offset by higher valuations of equity and commodity derivatives. Market movements on foreign exchange derivatives were mixed resulting in lower derivative asset valuations, but higher derivative liability valuations. The decrease in derivative liability balances also reflects the impact of higher netting driven by an increase in cash collateral posted.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances were relatively flat compared with December 31, 2015 as a decrease in securities held-to-maturity driven by paydowns of U.S. Government mortgage-backed securities was offset by an increase in securities available-for-sale. The increase in securities available-for-sale reflects net purchases of longer term U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net sales of U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs and, to a lesser extent, unfavorable market valuations.
See Note 4, "Securities," in the accompanying consolidated financial statements for information regarding our securities portfolios at December 31, 2016 and 2015. At December 31, 2014, our securities available-for-sale portfolio, which totaled $30,140 million, consisted of $25,165 million of U.S. Treasury, U.S. Government agency and sponsored enterprise obligations, $667 million of U.S. state and political subdivision obligations and $4,308 million of other available-for-sale securities and our securities held-to-maturity portfolio, which totaled $13,469 million, consisted of $13,435 million of U.S. Government agency and sponsored enterprise obligations, $23 million of U.S. state and political subdivision obligations and $11 million of other held-to-maturity securities.
Other Assets  Other assets includes intangibles and goodwill. Other assets decreased compared with December 31, 2015 largely due to lower outstanding settlement balances related to security sales and lower intangible assets, partially offset by higher derivative balances associated with hedging activities and higher tax assets. During the fourth quarter of 2016, we sold our remaining MSRs portfolio to a third party. See Note 9, "Intangible Assets," in the accompanying consolidated financial statements for additional details.
Deposits  The following summarizes deposit balances by major depositor categories at December 31, 2016 and increases (decreases) since December 31, 2015:

		Increase (Decrease) From
		December 31, 2015
	December 31, 2016	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$110,290	$7,437	7.2%
Domestic and foreign banks	17,572	3,406	24.0
U.S. government and states and political subdivisions	597	(126)	(17.4)
Foreign governments and official institutions	789	(48)	(5.7)
Total deposits	$129,248	$10,669	9.0%
Total core deposits(1)	$98,671	$8,208	9.1%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposit balances increased since December 31, 2015 driven largely by higher deposits from affiliates and, to a lesser extent, growth in commercial savings and demand deposits which reflects executing a key strategy to grow our Global Liquidity and Cash Management business through our international network. These increases were partially offset by lower deposits from a few large

HSBC USA Inc.

Private Banking customers as well as a decrease in wholesale time deposits. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent client with a dedicated premier relationship manager. Total Premier deposits increased to $24,351 million at December 31, 2016 as compared with $23,498 million at December 31, 2015; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings increased slightly compared with December 31, 2015 as an increase in securities sold under repurchase agreements due to the impact of lower netting was largely offset by lower commercial paper outstanding.
Long-Term Debt  Long-term debt increased compared with December 31, 2015 reflecting the impact of debt issuances, including $4,000 million of senior debt issued to HSBC North America during the third quarter of 2016 and increased borrowings from the Federal Home Loan Bank of New York ("FHLB"), partially offset by debt retirements. Debt issuances during 2016 totaled $8,694 million, of which $5,107 million was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $3,587 million of senior structured notes during 2016. Total long-term debt outstanding under this shelf was $22,235 million and $21,415 million at December 31, 2016 and 2015, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $7 million during 2016. Total debt outstanding under this program was $4,443 million and $4,476 million at December 31, 2016 and 2015, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Borrowings from the FHLB totaled $5,700 million and $5,600 million at December 31, 2016 and 2015, respectively.
All Other Liabilities  All other liabilities increased compared with December 31, 2015 due primarily to an increase in tax liabilities, higher outstanding settlement balances related to security purchases and higher derivative balances associated with hedging activities.
Total Equity During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.5 percent Non-Cumulative Series H Preferred Stock, totaling $1,265 million. In connection with these redemptions, HSBC USA issued $1,265 million of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America. See Note 23, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements for additional details.

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

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table:

		2016 Compared to 2015 Increase (Decrease)			2015 Compared to 2014 Increase (Decrease)
Year Ended December 31,	2016	Volume	Rate	2015	Volume	Rate	2014
	(dollars are in millions)
Interest income:
Short-term investments	$365	$26	$231	$108	$30	$1	$77
Trading securities	262	(10)	(68)	340	8	79	253
Securities	957	66	(19)	910	18	109	783
Commercial loans	1,537	(41)	212	1,366	223	(52)	1,195
Consumer loans	747	18	(1)	730	29	(12)	713
Other	43	(7)	(9)	59	(6)	24	41
Total interest income	3,911	52	346	3,513	302	149	3,062
Interest expense:
Deposits	468	25	183	260	26	89	145
Short-term borrowings	79	(14)	47	46	(15)	25	36
Long-term debt	864	107	48	709	179	(120)	650
Tax liabilities and other	15	4	(5)	16	19	85	(88)
Total interest expense	1,426	122	273	1,031	209	79	743
Net interest income – taxable equivalent basis	2,485	$(70)	$73	2,482	$93	$70	2,319
Less: tax equivalent adjustment	1			12			15
Net interest income – non taxable equivalent basis	$2,484			$2,470			$2,304

Yield on total interest earning assets	2.02%			1.91%			1.89%
Cost of total interest bearing liabilities	.99			.76			.61
Interest rate spread	1.03			1.15			1.28
Benefit from net non-interest paying funds(1)	.25			.20			.15
Net interest margin on average earning assets	1.28%			1.35%			1.43%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

During 2016, net interest income increased slightly as the favorable impact of higher short-term market rates and higher interest income from securities was largely offset by higher interest expense from wholesale time deposits and long-term debt as well as lower interest income from trading securities and the impact of lower average commercial loan balances. Higher short-term market rates resulted in higher short-term investment and variable rate loan interest income, partially offset by higher wholesale time deposit and short-term borrowing interest expense while retail and commercial deposit account pricing was largely unchanged. Net interest income in 2014 reflects a $120 million benefit to tax liabilities interest expense related to the conclusion of certain State and local tax audits. See Note 16, "Income Taxes," in the accompanying consolidated financial statements for additional information. Excluding the impact of this item, net interest income increased $286 million during 2015 driven by higher interest income in all categories, primarily commercial loans as well as securities and trading securities, partially offset by higher interest expense due primarily to increased expense from deposits and long-term debt.
Short-term investments Higher interest income during 2016 was due to a shift in mix towards higher yielding securities purchased under agreements to resell, higher yields on interest bearing deposits with banks driven by the impact of the Federal Reserve Bank rate increase in December 2015 and, to a lesser extent, higher average balances. During 2015, interest income increased driven by higher average balances.
Trading securities Interest income declined during 2016 driven primarily by increased investments in lower yielding U.S. Treasury securities and, to a lesser extent, lower average balances overall as the increase in U.S. Treasury positions was more than offset by decreases in municipal bonds and foreign sovereign positions. During 2015, interest income was higher driven primarily by a shift in mix to longer-term, higher yielding securities and, to a lesser extent, higher average balances. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our customers. As a result, interest income associated

HSBC USA Inc.

with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was higher during 2016 due to higher average balances, partially offset by lower yields. Higher average balances reflects net purchases of U.S. Treasury and U.S. Government sponsored mortgage-backed securities, partially offset by net sales and paydowns of U.S. Government agency mortgage-backed securities. During 2015, interest income was higher due primarily to a shift in mix towards longer-term, higher yielding securities and, to a lesser extent, higher average balances driven largely by the purchases of U.S. Treasury and U.S. Government agency mortgage-backed securities.
Commercial loans Interest income increased during 2016 due to higher yields reflecting the impact of rate increases on variable rate products, partially offset by lower average balances driven by paydowns, maturities and loan sales exceeding new loan originations as we focused efforts on improving returns through disciplined lending and expanding existing customer relationships into other products. During 2015, interest income increased driven by higher average balances due to loan growth, partially offset by lower yields on newly originated loans and refinanced loans.
Consumer loans Interest income was higher during 2016 and 2015 due to higher average balances driven by growth in residential mortgages. The increase was partially offset in 2015 by lower yields on newly originated loans.
Other Lower interest income during 2016 reflects a lower dividend rate earned on Federal Reserve Bank stock and lower average balances due to a decline in cash collateral posted. During 2015, interest income was higher reflecting a shift in mix to higher yielding assets due primarily to increased investments in Federal Home Loan Bank and Federal Reserve Bank stock, partially offset by lower average balances.
Deposits Interest expense increased during 2016 due primarily to higher rates paid on wholesale time deposits and foreign bank deposits reflecting the impact of rate increases, higher average interest-bearing deposit balances overall and, to a lesser extent, higher rates paid on savings accounts driven by promotional offers to our retail customers. During 2015, interest expense increased due largely to a shift in mix towards higher priced wholesale time deposits driven by new issuances, higher rates paid on savings accounts driven by promotional offers to our Premier customers and, to a lesser extent, higher average interest-bearing deposit balances.
Short-term borrowings Higher interest expense during 2016 and 2015 was driven by higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during 2016 largely due to higher average borrowings and higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances. During 2015, interest expense increased driven by higher average borrowings, partially offset by a shift in mix towards lower priced non-subordinated debt.
Tax liabilities and other Interest expense was relatively flat during 2016. Excluding the one-time benefit related to the conclusion of certain State and local tax audits discussed above, interest expense decreased during 2015 as the conclusion of these audits resulted in lower interest-bearing tax liability balances.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

Year Ended December 31,	2016	2015	2014
	(dollars are in millions)
Commercial:
Construction and other real estate	$—	$2	$2
Business and corporate banking	10	215	157
Global banking	348	136	64
Other commercial	(6)	(2)	(7)
Total commercial	352	351	216
Consumer:
Residential mortgages	(9)	(15)	(40)
Home equity mortgages	(1)	(4)	(14)
Credit cards	26	20	23
Other consumer	4	9	3
Total consumer	20	10	(28)
Total provision for credit losses	$372	$361	$188
Provision as a percentage of average loans	.5%	.4%	.3%

HSBC USA Inc.

Our provision for credit losses increased $11 million during 2016 due to a higher provision for credit losses in our consumer loan portfolio while the provision for credit losses in our commercial loan portfolio was flat. During 2015, our provision for credit losses increased $173 million driven by a higher provision for credit losses in our commercial loan portfolio and, to a lesser extent, a higher provision for credit losses in our consumer loan portfolio. During 2016, 2015 and 2014, we increased our allowance for credit losses as the provision for credit losses was higher than net charge-offs by $105 million, $232 million and $74 million, respectively.
The provision for credit losses in our commercial loan portfolio was flat during 2016, as lower provisions associated with oil and gas industry loan exposures, a favorable impact associated with a slight improvement in loss emergence as discussed more fully below and lower provisions for risk factors associated with expansion market loan exposures were offset by higher provisions associated with the continued deterioration of a single mining customer relationship and, to a lesser extent, other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including mining and other industry loan exposures. We will continue to monitor our exposure with regard to the mining customer relationship discussed above and, as a result, further adjustments to our credit loss reserves may be required in future periods. During 2015, the provision for credit losses in our commercial loan portfolio increased $135 million due primarily to higher provisions associated with oil and gas industry loan exposures and, to a lesser extent, downgrades in other industry loan exposures reflecting weaknesses in the financial circumstances of certain customer relationships as well as higher provisions due to loan growth. These increases were partially offset by a lower impact associated with loss emergence as discussed more fully below and releases of reserves associated with maturities of lower quality loans. Crude oil prices declined sharply during 2015 and as a result of these market conditions, we increased our allowance for credit losses associated with oil and gas industry loan exposures by $295 million.
During the fourth quarters of 2016 and 2015, we updated the default populations utilized in determining the emergence period to include more recent defaults while dropping off the oldest defaults to maintain a consistent look-back period. These updates resulted in modest changes to the loss emergence period used in our commercial loan collective impairment calculation which decreased our provision for credit losses by approximately $24 million in 2016 and increased our provision for credit losses by approximately $28 million in 2015 solely relating to these updates. Our provision for credit losses in 2014 reflects revisions to certain estimates used in our commercial loan impairment calculation, including estimates of loss emergence, which resulted in an incremental provision for credit losses of approximately $178 million. See "Basis of Reporting" in this MD&A for further discussion.
As previously discussed, during the third quarter of 2016 we transferred certain mortgages to held for sale and, as a result, recorded a lower of cost or fair value adjustment of $11 million related to credit factors as a component of the provision for credit losses. Excluding the impact of this item, the provision for credit losses on residential mortgages and home equity mortgages decreased $2 million during 2016 reflecting the positive impacts of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. During 2015, the provision for credit losses on residential mortgages including home equity mortgages increased $35 million due primarily to the non-recurrence of a $21 million reduction to our residential mortgage allowance for credit losses that was recorded in 2014 as a result of our determination that delays in the processing of certain operational transactions were overstating our estimate of residential mortgage loan loss severity. In addition, the positive impacts from lower severity estimates due to improvements in home prices and continued improvements in economic and credit conditions including lower dollars of delinquency on accounts less than 180 days contractually delinquent were more pronounced in 2014. These increases in 2015 were partially offset by lower loss estimates associated with the remediation of certain mortgage servicing activities.
The provision for credit losses associated with credit cards increased $6 million during 2016 and decreased $3 million during 2015 as the positive impacts from continued improvements in economic and credit conditions and lower average receivable levels were more pronounced in 2015.
The provision for credit losses associated with other consumer loans decreased $5 million during 2016 and increased $6 million during 2015 as 2015 reflects a lower of cost or fair value adjustment associated with the transfer of a small student loan portfolio to held for sale.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

Year Ended December 31,	2016	2015	2014
	(in millions)
Credit card fees	$52	$43	$51
Trust and investment management fees	153	170	135
Other fees and commissions	721	743	743
Trading revenue	227	74	105
Net other-than-temporary impairment losses	—	—	(11)
Other securities gains, net	70	48	113
Servicing and other fees from HSBC affiliates	217	213	199
Residential mortgage banking revenue	16	62	112
Gain (loss) on instruments designated at fair value and related derivatives	(71)	264	75
Other income (loss):
Valuation of loans held for sale	(83)	(14)	(2)
Insurance	20	21	17
Miscellaneous income	10	48	69
Total other income (loss)	(53)	55	84
Total other revenues	$1,332	$1,672	$1,606
Credit card fees  Credit card fees were higher during 2016 due primarily to lower cost estimates associated with our credit card rewards program. In 2015, we began reporting credit card late fees in interest income, which totaled $7 million. Excluding the impact of this item, credit card fees were relatively flat in 2015.
Trust and investment management fees  Trust and investment management fees decreased during 2016 driven by a decline in assets under management in Private Banking as well as lower asset management fees from fixed income funds reflecting a shift in product mix. In 2015, trust and investment management fees increased driven by growth in average assets under management principally from emerging market bond funds. In addition, in 2015 we began reporting certain investment management fees associated with our Private Banking business in trust and investment management fees. As a result, we reported $14 million of Private Banking fees in trust and investment management fees during 2015 that previously would have been reported in other fees and commissions.
Other fees and commissions The following table summarizes the components of other fees and commissions:

Year Ended December 31,	2016	2015	2014
	(in millions)
Account services	$276	$286	$296
Credit facilities	349	347	290
Custodial fees	21	22	40
Other fees	75	88	117
Total other fees and commissions	$721	$743	$743
Other fees and commissions were lower during 2016 due to lower account service fees and other fee based income reflecting the impact of a slowdown in commercial lending activity compared with 2015. In 2015, other fees and commissions were flat as higher credit facility fees resulting from increased commercial lending activity were offset by lower custodial fees due to a decrease in precious metals average inventory held under custody as well as lower average metals prices, lower other fees which reflects the impact of Private Banking investment management fees reporting change discussed above and lower account service fees due primarily to declines in non-sufficient funds and late fees.

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

Year Ended December 31,	2016	2015	2014
	(in millions)
Business Activities:
Derivatives(1)	$(35)	$(172)	$(141)
Balance Sheet Management	(27)	(18)	(24)
Foreign Exchange	210	213	213
Precious Metals	90	55	63
Global Banking	(11)	(2)	—
Other trading	—	(2)	(6)
Total trading revenue	$227	$74	$105

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
2016 Compared with 2015 Trading revenue increased during 2016 largely driven by the improved performance of Derivatives and Precious Metals, partially offset by lower revenue from Balance Sheet Management, Global Banking and Foreign Exchange.
Trading revenue from Derivatives improved during 2016 from higher new deal activity in interest rate swaps, higher valuations of legacy structured credit exposures and the improved performance of emerging markets products. These improvements were partially offset by the impact of debit valuation adjustments associated with movements in our own credit spreads. Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Trading revenue related to Balance Sheet Management activities decreased during 2016 due to the performance of economic hedge positions used to manage interest rate risk.
Foreign Exchange trading revenue declined during 2016 from reduced client trade activity.
Precious Metals trading revenue increased during 2016 due to increased client trading activity, primarily financing related trading activity.
Global Banking trading revenue decreased during 2016 reflecting higher losses related to valuation adjustments on credit default swap economic hedge positions.
2015 Compared with 2014 Trading revenue decreased during 2015 driven by the performance of Derivatives and Precious Metals, partially offset by improved results in Balance Sheet Management.
Trading revenue from Derivatives decreased during 2015 driven primarily by the performance of emerging markets products. The negative derivative trading revenue associated with these products was more than offset within net interest income, as the total return swaps were economically hedged by holding the underlying interest bearing referenced assets. Partially offsetting this reduction was improved results related to our legacy structured credit products, as 2014 reflects losses on the transfer of risk associated with portions of our credit derivatives portfolio, as well as improved revenue from the impact of debit valuation adjustments associated with movements in our own credit spreads on derivative liabilities.
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
Global Banking trading revenue was relatively flat during 2015.
Net other-than-temporary impairment losses During 2016 and 2015, there were no other-than-temporary impairment losses recognized. During 2014, the debt securities held by a consolidated variable interest entity ("VIE") otherwise known as Bryant Park, which were previously determined to be other-than-temporarily impaired, had changes to their other-than-temporary impairment estimates related to the credit component which were recognized in earnings. Bryant Park was closed during the fourth quarter of 2014.

HSBC USA Inc.

Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During 2016, 2015 and 2014, we sold $19,462 million, $15,149 million and $29,906 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net increased in 2016 driven by the non-recurrence of losses associated with the sale of certain foreign debt securities during 2015 which we had held since 2011 as part of a strategy to support the realization of certain foreign tax credits before they expired and, to a lesser extent, gains from the sale of certain longer term state municipal bonds as we reduced these positions in 2016. These increases in 2016 were partially offset by lower gains from the sales of U.S. Treasury and U.S. Government agency mortgage-backed securities associated with rebalancing the portfolio for risk management purposes.
During 2015, other securities gains, net declined due primarily to lower gains from the sale of U.S. Treasury securities as we rebalanced the portfolio to improve interest income in 2014 and, to a lesser extent, losses associated with the sale of certain foreign debt securities during 2015 as discussed above. These decreases in 2015 were partially offset by non-recurring losses realized in 2014 including from the sale of certain legacy asset-backed securities and from the sale of the securities underlying Bryant Park in connection with closing the Bryant Park facility. The gross realized gains and losses from sales of securities in all periods, which is included as a component of other securities gains, net above, are summarized in Note 4, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates Affiliate income was higher in 2016 due to higher fee income associated with trading activity booked on the balance sheets of other HSBC affiliates, higher sales commissions and a $6 million loan prepayment fee from HSBC Finance that was recorded in December 2016. These increases were partially offset by lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance, lower billings associated with shared services performed on behalf of other HSBC affiliates and, to a lesser extent, lower fees related to supporting growth initiatives in the Global Liquidity and Cash Management business. In 2015, affiliate income increased due primarily to higher fees related to supporting growth initiatives in the Global Liquidity and Cash Management business, higher income related to certain performance based trading activity booked on the balance sheets of other HSBC affiliates and higher sales commissions, partially offset by lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance.
Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. Net interest income related to residential mortgage banking is recorded in net interest income in the consolidated statement of income. During the fourth quarter of 2016, we sold our remaining MSRs portfolio, which was in run-off for several years, and related servicing advances to a third party.

Year Ended December 31,	2016	2015	2014
	(in millions)
Servicing related income:
Servicing fee income	$36	$57	$68
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions	(27)	(5)	(38)
Customer payments	(17)	(20)	(30)
Trading – Derivative instruments used to offset changes in value of MSRs	32	26	67
Total servicing related income	24	58	67
Originations and sales related loss:
Losses on sales of residential mortgages	(14)	(12)	(6)
Recovery for repurchase obligations	3	9	41
Total originations and sales related income (loss)	(11)	(3)	35
Other mortgage income	3	7	10
Total residential mortgage banking revenue	$16	$62	$112
Total residential mortgage banking revenue decreased in 2016 due primarily to lower servicing related income which reflects the impact of the planned run-off and sale of our serviced portfolio as discussed above. Also contributing to the decrease in 2016 were lower recoveries for repurchase obligations associated with loans previously sold and, to a lesser extent, higher losses associated with the execution of certain Community Reinvestment Act activities.
During 2015, total residential mortgage banking revenue was lower largely due to a lower recovery for repurchase obligations associated with loans previously sold, lower servicing fees resulting from the planned run-off of our serviced portfolio and higher losses associated with the execution of certain Community Reinvestment Act activities. During 2014, we entered into a settlement with the Federal Home Loan Mortgage Corporation ("FHLMC") for $25 million which settled our liability for substantially all loans sold to the FHLMC from January 1, 2000 through 2013. The settlement and a reassessment of the residual exposure resulted

HSBC USA Inc.

in a release of reserves. We continue to maintain repurchase reserves for exposure associated with residual risks not covered by the settlement agreements.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Gain (loss) on instruments designated at fair value and related derivatives decreased during 2016 and increased during 2015 attributable primarily to movements in credit spreads associated with our own debt and structured notes and deposits. The decrease in 2016 also reflects unfavorable movements related to the economic hedging of interest rate and other risks on our own debt and structured notes and deposits which were partially offset by favorable fair value adjustments on loans designated at fair value and the non-recurrence of a net loss recorded in 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. See Note 15, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  In December 2016, we sold a portion of our Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $71 million. Excluding this item, other income (loss) remained lower during 2016 due primarily to losses of $70 million in 2016 associated with credit default swap protection which largely reflects the hedging of a single client exposure compared with gains of $43 million in 2015 and higher losses from valuation write-downs on loans held for sale, partially offset by a gain of $9 million from the renegotiation of excess leased space in 2016 and higher income related to bank owned life insurance. In 2015, other income (loss) decreased due primarily to the non-recurrence of a gain of $16 million from the sale of certain commercial MSRs in 2014, losses from valuation write-downs on a commercial loan held for sale and lower income related to bank owned life insurance, partially offset by higher income associated with credit default swap protection as discussed above.
Operating Expenses  The following table summarizes the components of operating expenses:

Year Ended December 31,	2016	2015	2014
	(dollars are in millions)
Salary and employee benefits	$981	$1,000	$930
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	176	256	248
Fees paid to HSBC Technology & Services (USA) ("HTSU")	994	999	1,103
Fees paid to other HSBC affiliates	193	180	198
Total support services from HSBC affiliates	1,363	1,435	1,549
Occupancy expense, net	231	230	227
Other expenses:
Equipment and software	58	48	52
Marketing	57	60	53
Outside services	120	89	42
Professional fees	98	117	123
Off-balance sheet credit reserves	44	33	8
Federal Deposit Insurance Corporation ("FDIC") assessment fee	168	120	104
Miscellaneous	106	89	336
Total other expenses	651	556	718
Total operating expenses	$3,226	$3,221	$3,424
Personnel - average number	5,734	6,034	6,116
Efficiency ratio	84.5%	77.8%	87.6%
Salaries and employee benefits  Salaries and employee benefits were lower during 2016 due primarily to lower incentive compensation expense. While continued cost management efforts including targeted staff reductions across all of our businesses to optimize staffing and improve efficiency as well as a reduction in staff performing residential mortgage servicing activities on behalf of HSBC Finance resulted in a decline in the average number of personnel, the impact of these decreases was largely offset by the addition of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of the highest and most effective global standards in combating financial crime ("Global Standards"). In 2015, salaries and employee benefits increased despite a decline in the average number of personnel as the impact of cost management efforts was more than offset by higher incentive compensation expense due to improved business performance and the addition

HSBC USA Inc.

of higher cost personnel associated with growth initiatives in certain businesses, strengthening controls and the implementation of Global Standards.
Support services from HSBC affiliates  Support services from HSBC affiliates decreased during 2016 due primarily to the favorable impact of cost management efforts including staff optimization in our technology and support service functions, lower costs associated with business systems reflecting the completion of certain projects and lower corporate real estate expense. These decreases in 2016 were partially offset by higher fee expense associated with trading activity booked on our balance sheet by other HSBC affiliates. In 2015, support services from HSBC affiliates decreased primarily due to changing the billing process for certain third-party loan servicing costs from support service fees paid to HTSU in 2014 to a direct expense in 2015 and lower compliance costs, partially offset by increased costs associated with our investment in process enhancements and infrastructure to improve and modernize our legacy business systems and increased staffing associated with stress testing and reporting activities. A summary of the activities charged to us from various HSBC affiliates is included in Note 21, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense was relatively flat during 2016 and 2015.
Other expenses  Other expenses increased during 2016 reflecting higher deposit insurance assessment fees, higher outside services expense due in part to activities related to the sale of our MSRs, an expense of $27.5 million recorded during the fourth quarter related to the civil money penalty that was assessed in conjunction with the termination of the OCC Servicing Consent Order, higher expense associated with settlements of certain compensatory fee exposures which resulted in expense of $7 million in 2016 compared with a benefit of $14 million in 2015, higher off-balance sheet credit reserves due to downgrades and lower levels of expense capitalization related to internally developed software, including an impairment charge of $11 million. These increases in 2016 were partially offset by lower professional fees, lower litigation expense, lower losses associated with card fraud and lower travel expenses. Other expenses in 2014 reflects $178 million of litigation expense related to the settlement of the FHFA matter. Excluding the impact of this item, other expenses increased in 2015 primarily reflecting higher outside services expense due to changing the billing process for certain third-party loan servicing costs as discussed above, an increase to our off-balance sheet credit reserves associated with oil and gas industry exposures of $43 million and higher deposit insurance assessment fees. These increases in 2015 were partially offset by lower expense associated with our expectation of compensatory fees payable to government sponsored enterprises ("GSEs") as a result of the settlement of certain exposures which resulted in a net benefit of $14 million in 2015 compared with net expense of $25 million in 2014, lower losses associated with card fraud, lower litigation expense and higher levels of expense capitalization related to internally developed software.
Efficiency ratio  Our efficiency ratio was 84.5 percent during 2016, compared with and 77.8 percent during 2015 and 87.6 percent during 2014. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting which is reported as a component of total other revenues. Excluding the impact of this item, our efficiency ratio remained higher during 2016 and decreased during 2015. The increase in 2016 was due primarily to lower other revenues, partially offset by higher net interest income. The improvement in 2015 was due to lower operating expenses primarily driven by lower litigation expense and higher net interest income, partially offset by lower other revenues.
Income taxes Our effective tax rate was 40.8 percent in 2016 compared with 41.1 percent in 2015 and (18.8) percent in 2014. For a complete analysis of the differences between effective tax rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate, see Note 16, "Income Taxes," in the accompanying consolidated financial statements.
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
In April 2015, New York Governor Cuomo signed legislation related to the 2015-2016 budget containing amendments to reform New York City's corporate tax rules. These reforms align New York City's corporate tax rules with New York State following the changes previously enacted to the latter in 2014. The legislation is retroactively effective as of January 1, 2015, which is the same general effective date for the New York State corporate tax reform. These changes will have a significant and positive long-term impact on HSBC entities with activity taxed in New York, including us. Notwithstanding the positive long-term impact, the changes to the New York City and New York State tax rules resulted in a decrease to our net deferred tax asset of approximately $48 million and $75 million in 2015 and 2014, respectively.
During 2014, certain State and local tax audits were concluded resulting in the settlement of significant uncertain tax positions covering a number of years. As a result, tax reserves previously maintained in relation to the periods and issues under review were

HSBC USA Inc.

released which resulted in an income tax benefit of $183 million. In addition, we released our accrued interest associated with the tax reserves released which resulted in a $120 million benefit to interest expense.

Segment Results – Group Reporting Basis

We have four distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB"). See Item 1, "Business," in this Form 10-K for a description of our segments, which are generally based upon customer groupings and global businesses, including a discussion of the main business activities of the segments and a summary of their products and services.
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment was increased $33 million and $48 million during the years ended December 31, 2015 and 2014, respectively.
During 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB, effective October 1, 2016. Therefore, to coincide with the change in our management reporting effective beginning in the fourth quarter of 2016, we have included the results of the transferred client relationships in the GB&M segment for all periods presented. As a result, profit before tax for the GB&M segment was increased $83 million and $53 million during the years ended December 31, 2015 and 2014, respectively. In addition, loans and deposits for the GB&M segment were increased $4.8 billion and $2.8 billion, respectively, at December 31, 2015 and $3.8 billion and $1.1 billion, respectively, at December 31, 2014.
There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Balance Sheet Management and more appropriately reflect the profitability of the segments.
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions are accounted for as if they were with third parties.
We report financial information to our ultimate parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. During the fourth quarter of 2016, HSBC Group made changes to its internal management reporting and, as a result, its segment reporting which we plan to implement during the first quarter of 2017, as discussed below. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in Note 22, "Business Segments," and under the caption "Basis of Reporting" in the MD&A section of this Form 10-K.

HSBC USA Inc.

In January 2017, we made the decision to implement changes to our internal management reporting for certain activities and functions and report them within a new Corporate Center segment. These activities and functions include Balance Sheet Management and our legacy structured credit products which are both currently reported in GB&M, as well as a portfolio of residential mortgage loans previously purchased from HSBC Finance, including certain loan servicing activities performed on behalf of HSBC Finance, which are currently reported in RBWM. In addition, we have reviewed central costs currently reported in the Other segment and will reallocate these costs to the global businesses where appropriate. Remaining residual costs will be reported in the Corporate Center along with all other remaining items currently reported in the Other segment. As a result, beginning in the first quarter of 2017, we will align our segment reporting with the changes made to our internal management reporting and begin to report these changes as part of the newly created Corporate Center segment for all periods presented. The following table summarizes the estimated impact on reported segment profit before tax and total assets for 2016 and 2015:

Year Ended December 31,	2016	2015
	(in millions)
Expected increase (decrease) in segment profit before tax:
RBWM	$7	$(4)
CMB	13	8
GB&M	(192)	(144)
PB	5	4
Proposed Corporate Center	167	136

Expected increase (decrease) in segment total assets at December 31:
RBWM	$(585)	$(696)
GB&M	(107,780)	(78,783)
Proposed Corporate Center	108,365	79,479
Retail Banking and Wealth Management  RBWM provides a full range of banking and wealth products and services to individuals and certain small businesses, focusing on internationally minded clients in large metropolitan centers on the West and East coasts.
During 2016, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent client in the initial stages of wealth accumulation.
Consistent with our strategy, the growth of our residential mortgage portfolio is driven primarily by lending to our Premier and Advance customers. During the fourth quarter of 2016, we sold our remaining MSRs portfolio, which was in run-off for several years.
The following table summarizes the Group Reporting Basis results for our RBWM segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net interest income	$807	$793	$820
Other operating income	370	336	417
Total operating income(1)	1,177	1,129	1,237
Loan impairment charges	60	65	29
Net operating income	1,117	1,064	1,208
Operating expenses	1,144	1,185	1,294
Loss before tax	$(27)	$(121)	$(86)

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of the RBWM segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Current accounts, savings and deposits	$539	$510	$540
Mortgages, credit cards and other personal lending	373	410	462
Wealth and asset management products	120	135	113
Other(2)	145	74	122
Total operating income	$1,177	$1,129	$1,237

(2)
Other primarily includes fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance, revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance and, in 2016, a gain on the sale of Visa Class B Shares as discussed below.

2016 loss before tax compared with 2015 Our RBWM segment loss before tax improved during 2016 due to higher net interest income, higher other operating income, lower loan impairment charges and lower operating expenses.
Net interest income increased during 2016 largely driven by higher net interest income from deposits due to higher average balances and improved spreads, partially offset by lower net interest income from lending. Net interest income from lending declined as the favorable impact of growth in residential mortgage average balances was more than offset by a declining home equity mortgage portfolio and lower spreads.
In December 2016, we sold a portion of our Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $71 million. Excluding this item, other operating income decreased during 2016 due largely to lower servicing fees resulting from the planned run-off and sale of our serviced portfolio, a lower recovery for repurchase obligations associated with loans previously sold, lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and reduced asset management fees from fixed income funds reflecting a shift in product mix. These decreases were partially offset by a gain of $9 million from the renegotiation of excess leased space in 2016.
Loan impairment charges were lower during 2016 reflecting lower loss estimates for residential mortgages driven by the positive impacts of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. This decrease was partially offset by higher loss estimates for credit cards as the positive impacts of improvements in economic and credit conditions were more pronounced in 2015.
Operating expenses in 2016 reflects $27.5 million of expense recorded during the fourth quarter related to the civil money penalty that was assessed in conjunction with the termination of the OCC Servicing Consent Order. Excluding the impact of this item, operating expenses remained lower in 2016 due primarily to lower litigation expense and the impact of continued cost management efforts including targeted staff reductions to optimize staffing and improve efficiency. These improvements were partially offset by higher expense associated with settlements of certain compensatory fee exposures which resulted in expense of $7 million in 2016 compared with a benefit of $14 million in 2015 and higher outside services expense due in part to activities related to the sale of our MSRs.
2015 loss before tax compared with 2014 Our RBWM segment reported a higher loss before tax during 2015 due to lower net interest income, lower other operating income and higher loan impairment charges, partially offset by lower operating expenses.
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

HSBC USA Inc.

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
While total average loans outstanding, including loans held for sale, decreased 3 percent as compared with 2015 as we focused efforts on improving returns through disciplined lending and expanding existing customer relationships into other products. Total average deposits outstanding increased 4 percent as compared with 2015 which reflects executing a key strategy to grow the Global Liquidity and Cash Management business through our international network.
The following table summarizes the Group Reporting Basis results for our CMB segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net interest income	$735	$736	$703
Other operating income	227	244	272
Total operating income(1)	962	980	975
Loan impairment charges	50	139	36
Net operating income	912	841	939
Operating expenses	588	608	561
Profit before tax	$324	$233	$378

(1)	The following table summarizes the impact of key activities on the total operating income of the CMB segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Lending and Transaction Management	$501	$486	$470
Global Liquidity and Cash Management, current accounts and savings deposits	375	377	369
Global Trade and Receivables Finance	50	79	78
Investment banking products and other	36	38	58
Total operating income	$962	$980	$975
2016 profit before tax compared with 2015 Our CMB segment reported a higher profit before tax during 2016 primarily due to lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Net interest income was relatively flat during 2016 as the favorable impacts of growth in deposit balances in Global Liquidity and Cash Management and improved lending spreads, were offset by lower loan balances in Lending and Transaction Management and higher funding costs.
Other operating income was lower during 2016 due primarily to lower fee based income reflecting a slowdown in commercial lending activity compared with 2015 and lower transaction volume in investment banking products.
Loan impairment charges were lower during 2016 due primarily to lower provisions for oil and gas industry loan exposures and risk factors associated with expansion market loan exposures, partially offset by higher loss estimates associated with downgrades reflecting weaknesses in the financial condition of certain customer relationships.
Operating expenses were lower during 2016 driven by the impact of cost management efforts including targeted staff reductions to optimize staffing and improve efficiency, partially offset by higher deposit insurance assessment fees.
2015 profit before tax compared with 2014 Our CMB segment reported a lower profit before tax during 2015 due to lower other operating income, higher loan impairment charges and higher operating expenses, partially offset by higher net interest income.
Net interest income increased in 2015 due to the favorable impacts of higher loan balances in Lending and Transaction Management, primarily in key growth markets, as well as growth in Global Liquidity and Cash Management balances. These improvements were partially offset by lower yields on newly originated loans and refinanced loans.
Other operating income in 2014 reflects a gain of $16 million from the sale of certain commercial MSRs. Excluding the impact of this item, other operating income remained lower in 2015 driven primarily by lower gains on asset sales in Commercial Real Estate.

HSBC USA Inc.

Loan impairment charges were higher during 2015 driven largely by higher provisions for oil and gas industry exposures.
Operating expenses increased during 2015 driven by higher salaries expense related to additional staff hired to support growth, higher loan origination costs and higher technology and corporate function support service costs.
Global Banking and Markets  GB&M provides tailored financial solutions to major government, corporate and institutional clients worldwide.
We continue to target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Consistent with our global strategy, we are also focused on identifying opportunities to offer our products to CMB, PB and RBWM customers.
The following table summarizes the Group Reporting Basis results for our GB&M segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net interest income	$780	$621	$457
Other operating income	766	1,017	1,067
Total operating income(1)	1,546	1,638	1,524
Loan impairment charges	384	65	70
Net operating income	1,162	1,573	1,454
Operating expenses	987	1,055	1,363
Profit before tax	$175	$518	$91

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Credit(2)	$111	$15	$(47)
Rates	67	16	121
Foreign Exchange and Metals	285	248	287
Equities	(36)	115	35
Total Global Markets	427	394	396
Global Banking	380	452	382
Global Liquidity and Cash Management	447	423	372
Securities Services	22	14	13
Global Trade and Receivables Finance	63	63	52
Balance Sheet Management(3)	273	315	240
Debit Valuation Adjustment	(5)	14	(15)
Other(4)	(61)	(37)	84
Total operating income	$1,546	$1,638	$1,524

(2)
Credit includes gains of $51 million in 2016, compared with gains of $15 million and losses of $30 million in 2015 and 2014, respectively, of operating income related to structured credit products and mortgage loans held for sale which we no longer offer.

(3)	Balance Sheet Management includes gains on the sale of securities of $65 million in 2016, compared with gains of $91 million and $123 million in 2015 and 2014, respectively.

(4)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
2016 profit before tax compared with 2015 Our GB&M segment reported lower profit before tax during 2016 due to lower other operating income and higher loan impairment charges, partially offset by higher net interest income and lower operating expenses.
Credit revenue improved during 2016 due to higher revenue from collateralized financing related activity and higher valuations of legacy structured credit exposures. Changes in the fair value of legacy structured credit products resulted in gains of $51 million during 2016 compared with gains of $15 million during 2015. Included in the changes in fair value from structured credit products was an increase in fair value of $28 million during 2016 related to exposures to monoline insurance companies compared with an increase of $3 million during 2015.
Revenue from Rates improved during 2016 from higher new deal activity in interest rate swaps and the non-recurrence of a loss recorded in 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of certain

HSBC USA Inc.

rate linked structured notes. These improvements were partially offset by the impact of fair value adjustments on certain rate linked structured notes related to movements in our own credit spreads.
Foreign Exchange and Metals revenue increased during 2016 primarily due to higher Metals client related activity and improvements in Foreign Exchange trading volumes and price volatility.
The decrease in Equities revenue during 2016 was due primarily to fair value adjustments on certain equity linked structured liabilities, including the impact of movements in our own credit spreads and the non-recurrence of a gain recorded in 2015 related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities.
Global Banking revenue decreased during 2016 due to losses in 2016 associated with credit default swap protection which largely reflects the hedging of a single client exposure compared with gains in 2015 and lower financing fees, partially offset by higher net interest income driven by improved loan spreads.
Global Liquidity and Cash Management revenue increased during 2016 driven by higher net interest income due to an increase in high quality deposit balances as well as the impact of the Federal Reserve Bank rate increase in December 2015, partially offset by decreased fee income due to lower transaction volumes.
Balance Sheet Management revenue declined in 2016 due to higher losses related to the performance of economic hedge positions used to manage interest rate risk and lower gains from asset sales, partially offset by higher interest income from increased investments and higher income related to bank owned life insurance.
Debit valuation adjustments resulted in lower revenue during 2016 compared with 2015 driven by movements of both our own credit spreads and our derivative liability balances.
Other revenue decreased during 2016 due to higher corporate funding charges, partially offset by higher net interest income on unassigned capital.
Loan impairment charges were higher during 2016 due largely to higher loss estimates associated with a single mining customer relationship and higher loss estimates associated with oil and gas industry loan exposures as well as other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including mining and other industry loan exposures. Higher loss estimates associated with oil and gas industry loan exposures were driven primarily by the downgrade of a large customer relationship and the establishment of specific reserves related to two large loans which became impaired.
Operating expenses were lower during 2016 due primarily to lower corporate function cost allocations from affiliates, partially offset by higher deposit insurance assessment fees.
2015 profit before tax compared with 2014 Our GB&M segment reported a higher profit before tax during 2015 due primarily to higher net interest income and lower operating expenses, partially offset by lower other operating income.
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
Revenue from Rates decreased during 2015 due to fair value adjustments on certain rate linked structured notes, including a loss related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities as discussed above and the impact of movements in our own credit spreads, as well as weaker revenue from emerging markets related products which were impacted by less stable economic conditions in Latin America.
Foreign Exchange and Metals revenue decreased during 2015 due to lower custody fee income from Metals following the sale of our GB&M London Branch precious metals custody and clearing business to an HSBC affiliate during 2014 as well as lower metals related client trading volumes driven by reduced investor demand.
The increase in Equities revenue during 2015 was driven by the impact of fair value adjustments on certain equity linked structured liabilities, including the impact of movements in our own credit spreads and a gain related to changes in estimates associated with the valuation techniques used to measure the fair value of these liabilities as discussed above.
Global Banking revenue increased during 2015 primarily due to higher fees and net interest income from project financing and asset-backed finance lending activities, higher revenue associated with customer relationships managed outside the United States and gains associated with credit default swap protection which largely reflects the hedging of a single client exposure.
Global Liquidity and Cash Management revenue increased during 2015 driven by higher net interest income from higher deposit balances and increased fee income as volumes increased related to supporting growth initiatives.
Global Trade and Receivables Finance revenue increased reflecting growth in receivables financing products.

HSBC USA Inc.

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
Other revenue in 2014 reflects a gain from the sale of our GB&M London Branch precious metals custody and clearing business to an affiliate. Excluding this item, other revenue remained lower during 2015 reflecting lower net interest income on unassigned capital and lower revenue related to transfer pricing differences.
Loan impairment charges were relatively flat during 2015 as a higher expected loss on a single name exposure in 2014 was largely offset by higher provisions for oil and gas industry exposures.
Operating expenses in 2014 reflects $297 million of litigation expense related to the settlement of the FHFA matter. Excluding the impact of this item, operating expenses remained lower during 2015 due primarily to lower corporate function cost allocations from affiliates.
Private Banking  PB serves high net worth and ultra-high net worth individuals and families with complex needs domestically and abroad.
Client deposit levels decreased $2,209 million or 16 percent as compared with December 31, 2015. Total loans decreased $645 million or 10 percent as compared with December 31, 2015, primarily in the commercial portfolio. Overall period end client assets were $2,254 million lower than December 31, 2015, largely driven by lower client deposit levels which were negatively impacted by client outflows.
The following table provides additional information regarding client assets during 2016 and 2015:

Year Ended December 31,	2016	2015
	(in millions)
Client assets at beginning of period	$42,716	$44,102
Net new money (outflows)	(3,113)	271
Value change	859	(1,657)
Client assets at end of period	$40,462	$42,716
The following table summarizes the Group Reporting Basis results for our PB segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net interest income	$202	$201	$199
Other operating income	89	99	104
Total operating income	291	300	303
Loan impairment recoveries	—	(5)	(8)
Net operating income	291	305	311
Operating expenses	232	245	238
Profit before tax	$59	$60	$73
2016 profit before tax compared with 2015 Our PB segment profit before tax was relatively flat during 2016 as lower other operating income and lower loan impairment recoveries was largely offset by lower operating expenses.
Net interest income was relatively flat during 2016 as improved spreads due to market rates and the favorable impact of higher deposit balances was largely offset by lower loan balances and higher funding costs.
Other operating income decreased during 2016 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment recoveries were lower during 2016 as 2015 reflects releases of reserves due to paydowns.
Operating expenses decreased during 2016 reflecting lower litigation expense and lower corporate function cost allocations from affiliates.
2015 profit before tax compared with 2014 Our PB segment profit before tax decreased during 2015 primarily due to lower other operating income, lower loan impairment recoveries and higher operating expenses.

HSBC USA Inc.

Net interest income was relatively flat during 2015 as the impact of loan growth was offset by the non-recurrence of a gain in 2014 related to the recognition of deferred revenue on a prepaid troubled debt restructuring loan.
Other operating income decreased during 2015 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment recoveries were lower during 2015 as 2014 reflects recoveries related to the payoff of a troubled debt restructure loan and higher releases of reserves due to paydowns.
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
The following table summarizes the Group Reporting Basis results for our Other segment:

Year Ended December 31,	2016	2015	2014
	(in millions)
Net interest income (expense)	$(51)	$(22)	$60
Gain (loss) on own fair value option debt attributable to credit spread	(3)	194	6
Other operating income	72	45	30
Total operating income	18	217	96
Loan impairment charges	—	—	—
Net operating income	18	217	96
Operating expenses	255	152	126
Profit (loss) before tax	$(237)	$65	$(30)
2016 profit before tax compared with 2015 Our Other segment reported a loss before tax during 2016 compared with profit before tax during 2015 primarily due to lower operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected and lower net interest income largely driven by the new liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR") which provides a temporary cap on the net liquidity charge to GB&M until the NSFR becomes effective in 2018. See "Risk Management" in this MD&A for additional discussion of NSFR. Also contributing to the loss in 2016 was higher operating expenses driven by higher costs to achieve charges and lower levels of expense capitalization related to internally developed software. These decreases were partially offset by the non-recurrence of losses recorded in 2015 associated with the sale of certain foreign debt securities.
2015 profit before tax compared with 2014 Net interest income in 2014 reflects an $87 million release of accrued interest related to uncertain tax positions which were settled with the taxing authorities. Excluding the impact of this item, profit (loss) before tax remained higher during 2015 primarily due to higher operating income from changes in the fair value of our own debt and related derivatives for which fair value option accounting was elected and higher rental income from affiliates. These improvements were partially offset by losses associated with the sale of certain foreign debt securities during 2015 as discussed above and higher operating expenses driven largely by higher staff costs and higher technology and corporate function support service costs.
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
For pools of homogeneous consumer loans and certain small business loans which do not qualify as TDR Loans, we estimate probable losses using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy or have been subject to account management actions, such as the re-age or modification of accounts. We also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends which are updated monthly based on a rolling average of several months' data using the most recently available information.
 The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by "bucket" over a specified time period. Each bucket represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Contractual delinquency is a method for determining aging of past due accounts based on the status of payments

HSBC USA Inc.

under the loan. Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The roll rate calculations are performed monthly and are done consistently from period to period. We regularly monitor our portfolio to evaluate the period of time utilized in our roll rate migration analysis and perform a formal review on an annual basis. In addition, loss reserves on consumer loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation.
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
The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2016	2015	2014	2013	2012
	(dollars are in millions)
Allowance for credit losses	$1,017	$912	$680	$606	$647
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.83%	1.35%	.92%	.71%	.80%
Affiliates	—	—	—	—	—
Total commercial	1.72	1.25	.85	.64	.72
Consumer:
Residential mortgages	.15	.38	.64	1.18	1.37
Home equity mortgages	1.42	1.50	1.79	2.44	1.94
Credit cards	4.94	4.58	5.42	5.85	6.75
Other consumer	1.83	2.21	2.04	2.55	3.34
Total consumer	.44	.65	.96	1.55	1.73
Total	1.38%	1.10%	.87%	.90%	1.02%
Net charge-offs:(2)
Commercial(3)	463%	1,217%	1,538%	434%	220%
Consumer	132	205	229	183	135
Total	381%	707%	596%	259%	166%
Nonperforming loans:(1)(4)
Commercial	118%	293%	351%	118%	63%
Consumer	17	15	20	28	28
Total	77%	78%	63%	46%	39%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratios reflect full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for 2016, 2015, 2014, 2013 and 2012 was 56 months, 146 months, 185 months, 52 months and 26 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at year end divided by average monthly commercial net charge-offs during the year.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Year Ended December 31, 2016:
Allowance for credit losses – beginning of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income(2)	—	10	348	(6)	(9)	(1)	26	4	372
Charge-offs(2)(3)	(1)	(110)	(107)	—	(45)	(8)	(30)	(8)	(309)
Recoveries	7	10	—	—	12	5	6	2	42
Net (charge-offs) recoveries	6	(100)	(107)	—	(33)	(3)	(24)	(6)	(267)
Allowance for credit losses – end of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Year Ended December 31, 2015:
Allowance for credit losses – beginning of period	$89	$251	$131	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	2	215	136	(2)	(15)	(4)	20	9	361
Charge-offs	(10)	(69)	—	(1)	(35)	(8)	(32)	(12)	(167)
Recoveries	5	10	—	1	11	4	5	2	38
Net (charge-offs) recoveries	(5)	(59)	—	—	(24)	(4)	(27)	(10)	(129)
Allowance for credit losses – end of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Year Ended December 31, 2014:
Allowance for credit losses – beginning of period	$108	$105	$75	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	2	157	64	(7)	(40)	(14)	23	3	188
Charge-offs	(24)	(19)	(8)	(1)	(55)	(13)	(41)	(8)	(169)
Recoveries	3	8	—	9	16	10	7	2	55
Net (charge-offs) recoveries	(21)	(11)	(8)	8	(39)	(3)	(34)	(6)	(114)
Allowance for credit losses – end of period	$89	$251	$131	$21	$107	$32	$39	$10	$680
Year Ended December 31, 2013:
Allowance for credit losses – beginning of period	$162	$92	$46	$17	$210	$45	$55	$20	$647
Provision charged (credited) to income	(7)	46	28	(5)	42	54	32	3	193
Charge-offs	(62)	(42)	—	—	(78)	(52)	(41)	(13)	(288)
Recoveries	15	9	1	8	12	2	4	3	54
Net (charge-offs) recoveries	(47)	(33)	1	8	(66)	(50)	(37)	(10)	(234)
Allowance for credit losses – end of period	$108	$105	$75	$20	$186	$49	$50	$13	$606
Year Ended December 31, 2012:
Allowance for credit losses – beginning of period	$212	$72	$137	$21	$192	$52	$39	$18	$743
Provision charged (credited) to income	(33)	49	13	(10)	114	72	67	21	293
Charge-offs	(36)	(37)	(105)	(1)	(107)	(79)	(62)	(25)	(452)
Recoveries	19	8	1	7	11	—	11	6	63
Net (charge-offs) recoveries	(17)	(29)	(104)	6	(96)	(79)	(51)	(19)	(389)
Allowance for credit losses – end of period	$162	$92	$46	$17	$210	$45	$55	$20	$647

(1)
During the fourth quarter of 2016, we transferred certain customer relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in the accompanying consolidated financial statements. As a result, we reclassified $27 million, $24 million, $7 million, $5 million and $6 million of allowance for credit losses from business and corporate banking to global banking at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, to conform with the current year presentation.

(2)
The provision for credit losses and charge-offs for residential mortgage loans during 2016 includes $11 million related to the lower of amortized cost or fair value adjustment attributable to credit factors for loans transferred to held for sale. See Note 7, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.

HSBC USA Inc.

(3)
For collateral dependent loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer are recognized as a charge-off. We transferred to held for sale certain residential mortgage loans during 2016 and, accordingly, we recognized the existing allowance for credit losses on these loans as additional charge-offs totaling $22 million during 2016.

The allowance for credit losses at December 31, 2016 increased $105 million or 12 percent as compared with December 31, 2015 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio. Our commercial allowance for credit losses increased $151 million or 19 percent as compared with December 31, 2015 primarily due to higher loss estimates associated with the continued deterioration of a single mining customer relationship and, to a lesser extent, other downgrades reflecting weaknesses in the financial condition of certain customer relationships, including mining and other industry loan exposures. These increases were partially offset by charge-offs associated with oil and gas industry loan exposures, including a large impaired oil and gas industry loan that was sold during the second quarter, lower loss estimates associated with a modest decrease in the loss emergence period used in our commercial loan collective impairment calculation as a result of updating our default population as well as lower loss estimates for risk factors associated with expansion market loan exposures. Our consumer allowance for credit losses decreased $46 million or 35 percent as compared with December 31, 2015 primarily due to charge-offs associated with the transfers of mortgages to held for sale as well as releases of reserves related to certain residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers and improved loss estimates associated with certain home equity mortgages. The decrease also reflects lower loss estimates driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio.
The allowance for credit losses at December 31, 2015 increased $232 million or 34 percent as compared with December 31, 2014 due to higher loss estimates in our commercial loan portfolio, partially offset by lower loss estimates in our consumer loan portfolio. Our commercial allowance for credit losses increased $287 million or 58 percent as compared with December 31, 2014 reflecting higher loss estimates associated with oil and gas industry loan exposures and, to a lesser extent, downgrades in other industry loan exposures reflecting weaknesses in the financial circumstances of certain customer relationships as well as higher allowances associated with a modest increase in the loss emergence period used in our commercial loan collective impairment calculation as a result of updating our default population and loan growth. These increases were partially offset by releases of reserves associated with maturities of lower quality loans and managed reductions in certain exposures. Our consumer allowance for credit losses decreased $55 million or 29 percent as compared with December 31, 2014 reflecting lower loss estimates in our residential mortgage and home equity mortgage loan portfolios driven by lower severity estimates, continued improvements in economic and credit conditions including lower delinquency levels and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio as well as lower loss estimates associated with the remediation of certain mortgage servicing activities and a lower allowance for credit losses in our credit card portfolio reflecting lower receivable levels and improved delinquency roll rates.
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

HSBC USA Inc.

certain client relationships and continued improvements in economic conditions which led to lower levels of non-performing loans and criticized assets. These reductions were partially offset by higher allowances for certain portfolio risk factors associated primarily with our increased exposure to individually significant loans.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at December 31, 2016, 2015, 2014 and 2013 increased or decreased compared with their respective prior year periods for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased as compared with December 31, 2015 due to higher dollars of net charge-offs in our commercial loan portfolio largely driven by higher charge-offs associated with oil and gas industry loan exposures, including a large impaired oil and gas industry loan that was sold during the second quarter and, to a lesser extent, a lower allowance for credit losses on our consumer loan portfolio while net charge-offs remained relatively flat. These decreases were partially offset by an increase in our commercial loan allowance for credit losses for the reasons discussed above. In 2015, the allowance for credit losses as a percentage of net charge-offs increased driven by higher loss estimates in our commercial loan portfolio, partially offset by higher dollars of net charge-offs in this portfolio. In 2014, the allowance for credit losses as a percentage of net charge-offs increased due to lower dollars of net charge-offs in both our commercial and consumer loan portfolios, while our overall allowance for credit losses increased for the reasons discussed above. In 2013, the allowance for credit losses as a percentage of net charge-offs increased largely due to lower net charge-offs in both our commercial and consumer portfolios as the decline outpaced the decrease in the allowance.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
At December 31,	2016		2015		2014		2013		2012
	(dollars are in millions)
Commercial(1)	$930	73.4%	$779	75.3%	$492	74.7%	$308	71.6%	$317	69.8%
Consumer:
Residential mortgages	26	23.3	68	21.5	107	21.4	186	23.4	210	24.3
Home equity mortgages	20	1.9	24	1.9	32	2.3	49	3.0	45	3.7
Credit cards	34.9		32.8		39.9		50	1.3	55	1.3
Other consumer	7.5		9.5		10.7		13.7		20.9
Total consumer	87	26.6	133	24.7	188	25.3	298	28.4	330	30.2
Total	$1,017	100.0%	$912	100.0%	$680	100.0%	$606	100.0%	$647	100.0%

(1)	See Note 6, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

At December 31,	2016	2015	2014	2013	2012
	(in millions)
Off-balance sheet credit risk reserve	$134	$99	$68	$60	$139
The increase in off-balance sheet reserves in 2016 reflects the impact of downgrades in oil and gas industry and other industry loan exposures. The increase in off-balance sheet reserves in 2015 reflects higher loss estimates associated with oil and gas industry exposures. The increase in off-balance sheet reserves in 2014 largely reflects growth in customer activity. The decrease in off-balance sheet reserves in 2013 largely reflects the impact of an upgrade to an individual monoline which resulted in an improvement to our expectation of cash flows from an off-balance sheet liquidity facility and the consolidation of Bryant Park in 2013 which resulted in the reclassification of $61 million of this reserve to held-to-maturity investment securities on our balance sheet. Off-

HSBC USA Inc.

balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	2016				2015
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Delinquent loans:
Commercial	$90	$124	$42	$49	$91	$40	$49	$42
Consumer:
Residential mortgages(1)(2)	765	774	801	835	858	868	903	957
Home equity mortgages(1)(2)	46	47	49	48	56	54	56	60
Credit cards	14	13	12	13	13	13	13	14
Other consumer	11	10	9	10	11	13	11	13
Total consumer	836	844	871	906	938	948	983	1,044
Total	$926	$968	$913	$955	$1,029	$988	$1,032	$1,086
Delinquency ratio:
Commercial	.16%	.21%	.07%	.08%	.14%	.06%	.08%	.07%
Consumer:
Residential mortgages(1)(2)	4.23	4.28	4.44	4.66	4.83	4.97	5.23	5.62
Home equity mortgages(1)(2)	3.26	3.22	3.24	3.11	3.50	3.29	3.32	3.50
Credit cards	2.03	1.95	1.80	1.97	1.86	1.91	1.88	2.06
Other consumer	2.43	2.20	1.81	2.11	2.26	2.64	2.21	2.53
Total consumer	4.05	4.09	4.20	4.40	4.56	4.67	4.88	5.24
Total	1.22%	1.22%	1.12%	1.12%	1.21%	1.16%	1.23%	1.33%

(1)
At December 31, 2016, and 2015, consumer mortgage loan delinquency includes $711 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $358 million and $3 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	2016				2015
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$46	$54	$58	$68	$63	$67	$66	$66
ARM loans	237	246	241	252	253	249	260	272
Delinquency ratio:
Interest-only loans	1.28%	1.49%	1.58%	1.88%	1.73%	1.84%	1.81%	1.85%
ARM loans	1.94	2.00	1.96	2.06	2.08	2.06	2.18	2.31
Compared with September 30, 2016, our two-months-and-over contractual delinquency ratio remained flat as lower dollars of delinquency in both our commercial and consumer loan portfolios was offset by lower outstanding loan balances in our commercial loan portfolio. Compared with December 31, 2015, our two-months-and-over contractual delinquency ratio remained relatively flat as lower dollars of delinquency in our consumer loan portfolio was more than offset by lower outstanding loan balances in our commercial loan portfolio.
Compared with September 30, 2016, our commercial two-months-and-over contractual delinquency ratio decreased 5 basis points largely due to the sale of a single mining industry exposure, partially offset by a single exposure which became greater than 60 days delinquent during the fourth quarter and lower outstanding loan balances. Compared with December 31, 2015, our commercial two-months-and-over contractual delinquency ratio increased 2 basis points driven by lower outstanding loan balances while dollars of delinquency were relatively flat.
Our consumer loan two-month-and-over contractual delinquency ratio decreased 4 basis points and 51 basis points from September 30, 2016 and December 31, 2015, respectively, due to lower levels of residential mortgage loan delinquency driven by continued

HSBC USA Inc.

improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio. Home equity mortgage loan delinquency was also lower due to improved collections. Residential mortgage loan delinquency levels however continue to be impacted by an elongated foreclosure process which has resulted in loans which would otherwise have been foreclosed and transferred to Real Estate Owned remaining in the loan account and, consequently, in delinquency.
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

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	2016					2015
	Full Year	Quarter Ended				Full Year	Quarter Ended				2014 Full Year
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(6)	$—	$(6)	$—	$—	$5	$7	$(1)	$(2)	$1	$21
Business and corporate banking	100	43	23	8	26	59	13	9	33	4	11
Global banking	107	15	7	78	7	—	—	—	—	—	8
Other commercial	—	—	—	—	—	—	(1)	—	—	1	(8)
Total commercial	201	58	24	86	33	64	19	8	31	6	32
Consumer:
Residential mortgages	33	—	31	(2)	4	24	5	1	6	12	39
Home equity mortgages	3	(2)	3	—	2	4	1	—	2	1	3
Credit cards	24	5	6	7	6	27	7	7	6	7	34
Other consumer	6	1	1	3	1	10	1	1	4	4	6
Total consumer	66	4	41	8	13	65	14	9	18	24	82
Total	$267	$62	$65	$94	$46	$129	$33	$17	$49	$30	$114
Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.06)%	—%	(.22)%	—%	—%	.04%	.23%	(.03)%	(.07)%	.04%	.22%
Business and corporate banking	.55	1.17	.65	.22	.70	.39	.34	.23	.86	.11	.09
Global banking	.45	.25	.09	.96	.08	—	—	—	—	—	.03
Other commercial	—	—	—	—	—	—	(.12)	—	—	.11	(.27)
Total commercial	.34	.41	.16	.57	.21	.10	.12	.05	.20	.04	.06
Consumer:
Residential mortgages	.19	—	.70	(.05)	.09	.14	.12	.02	.14	.29	.24
Home equity mortgages	.20	(.56)	.81	—	.51	.24	.25	—	.47	.23	.16
Credit cards	3.59	2.98	3.59	4.23	3.58	3.98	3.83	4.11	3.51	4.06	4.95
Other consumer	1.53	1.04	1.11	2.87	.99	2.34	.73	.73	3.78	3.50	1.28
Total consumer	.33	.08	.81	.16	.26	.32	.27	.18	.36	.49	.43
Total	.33%	.32%	.33%	.47%	.22%	.16%	.15%	.08%	.24%	.15%	.16%
 Our net charge-off ratio as a percentage of average loans increased 17 basis points for the full year of 2016 compared with the full year of 2015 due to higher levels of net charge-offs in our commercial loan portfolio largely driven by higher charge-offs associated with oil and gas industry loan exposures, including a large impaired oil and gas industry loan that was sold during the second quarter. Net charge-offs in our consumer loan portfolio were relatively flat for the full year of 2016 compared with the full year of 2015 as higher charge-offs driven by the transfers of mortgages to held for sale were offset by lower charge-offs due to continued improvements in economic and credit conditions, including the impact of lower levels of delinquency on accounts less than 180 days delinquent, as well as the continued origination of higher quality Premier mortgages which are an increasingly larger portion of the portfolio.
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

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

At December 31,	2016	2015	2014
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$56	$53	$65
Business and corporate banking	187	167	74
Global banking	546	44	—
Other commercial	1	1	—
Commercial nonaccrual loans held for sale	11	26	43
Total commercial	801	291	182
Consumer:
Residential mortgages(1)(2)(3)(4)	435	814	847
Home equity mortgages(1)(2)	75	71	68
Consumer nonaccrual loans held for sale(4)	369	3	4
Total consumer	879	888	919
Total nonaccruing loans	1,680	1,179	1,101
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	10	9	10
Other consumer	7	7	10
Total consumer	17	16	20
Total accruing loans contractually past due 90 days or more	18	17	21
Total nonperforming loans	1,698	1,196	1,122
Other real estate owned(5)	27	29	31
Total nonperforming assets	$1,725	$1,225	$1,153

(1)
At December 31, 2016, 2015 and 2014, nonaccrual consumer mortgage loans held for investment include $382 million, $768 million and $817 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	The trend in nonaccrual loans reflects the impact of transfers of certain residential mortgage loans to held for sale during 2016.

(5)	Includes $1 million or less of commercial other real estate owned at December 31, 2016, 2015 and 2014, respectively.
Nonaccrual loans at December 31, 2016 increased as compared with December 31, 2015 due to higher levels of commercial nonaccrual loans driven by the downgrade of a single mining customer relationship as well as other downgrades reflecting weaknesses in the financial condition of certain customer relationships. Our consumer nonaccrual loans decreased slightly compared with December 31, 2015 reflecting the impact of continued improvements in economic and credit conditions. Residential mortgage nonaccrual loan levels continue to be impacted by an elongated foreclosure process as previously discussed. Accruing loans past due 90 days or more remained flat compared with December 31, 2015.
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

At December 31,	2016	2015	2014
	(in millions)
Impaired commercial loans:
Balance at end of period	$1,053	$453	$295
Amount with impairment reserve	596	171	92
Impairment reserve	308	54	30
Commercial impaired loans increased in both 2016 and 2015 largely due to higher nonaccrual loans for the reasons discussed above and, to a lesser extent, higher TDR Loans reflecting the restructuring of certain customer relationships.
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

The following table summarizes criticized commercial loans:

At December 31,	2016	2015	2014
	(in millions)
Special mention	$1,941	$2,250	$3,082
Substandard	3,439	3,214	676
Doubtful	358	65	29
Total	$5,738	$5,529	$3,787
Criticized loans at December 31, 2016 increased slightly compared with December 31, 2015 as the impact of downgrades were largely offset by paydowns and loan sales.
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
Concentration of Credit Risk  A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers throughout the United States and internationally. We manage the varying degrees of credit risk associated with on and off-balance sheet transactions through specific credit policies and procedures which provide for a strict approval, monitoring and reporting process. It is our policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management's credit evaluation.
Our consumer loan portfolio includes the following types of loans:

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period.

HSBC USA Inc.

•	Adjustable rate mortgage ("ARM") loans – A loan which allows us to adjust pricing on the loan in line with market movements.
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at December 31, 2016 and 2015. Each category is not mutually exclusive and loans may appear in more than one category below.

At December 31,	2016	2015
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,589	$3,645
ARM loans(1)	12,219	12,180

(1)	During 2017 and 2018, approximately $740 million and $927 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $890 million and $11 million at December 31, 2016 and 2015, respectively, and home equity mortgage loans held for sale of $4 million at December 31, 2016.

At December 31,	2016	2015
	(in millions)
Closed end:
First lien	$17,181	$17,758
Second lien	64	89
Revolving(1)	1,344	1,511
Total	$18,589	$19,358

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at December 31, 2016 and 2015 for our real estate secured loan portfolios:

	Commercial Construction and Other Real Estate Loans	Residential Mortgages and Home Equity Mortgages
December 31, 2016:
New York State	30.8%	32.0%
California	20.9	39.0
North Central United States	3.2	3.6
North Eastern United States, excluding New York State	8.3	8.8
Southern United States	26.8	12.0
Western United States, excluding California	6.9	4.6
Mexico	3.1	—
Total	100.0%	100.0%
December 31, 2015:
New York State	27.6%	32.8%
California	20.0	36.9
North Central United States	3.1	4.2
North Eastern United States, excluding New York State	8.9	8.9
Southern United States	25.8	12.8
Western United States, excluding California	5.7	4.4
Mexico	8.9	—
Total	100.0%	100.0%

HSBC USA Inc.

Commercial Credit Exposure Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below:

	2016		2015
At December 31,	Commercial Utilized	Unused Commercial Commitments	Commercial Utilized	Unused Commercial Commitments
	(in millions)
Real estate and related	$10,043	$3,542	$10,069	$4,193
Non-bank holding companies	5,706	5,261	5,134	4,513
Petroleum, gas and related	4,311	6,153	5,269	6,890
Health, child care and education	3,426	7,138	4,025	7,123
Electronic and electrical equipment	2,643	8,270	3,017	9,688
Chemicals, plastics and rubber	2,522	3,916	2,708	3,734
Recreational industry	2,403	1,008	2,123	1,166
Business and professional services	2,194	2,880	1,833	3,022
Security brokers and dealers	1,838	3,714	2,064	3,875
Mining and metals	1,680	2,270	2,492	2,390
Utilities	1,508	1,584	1,702	1,802
Textile, apparel and leather goods	1,329	2,263	1,450	1,699
Non deposit credit institutions	1,305	2,086	968	3,727
Food and kindred products	1,182	3,933	1,792	5,592
Aerospace and defense	1,065	1,169	1,132	714
Transportation services	1,049	1,424	1,617	1,109
Banks and depository institutions	1,001	1,338	3,249	950
Industrial machinery and equipment	978	2,175	920	2,500
Automotive products	943	1,120	821	1,111
Printing and publishing	725	1,140	771	1,547
Total commercial credit exposure in top 20 industries(1)	47,851	62,384	53,156	67,345
All other industries	3,091	11,948	4,482	13,207
Total commercial credit exposure(2)	$50,942	$74,332	$57,638	$80,552

(1)	Based in utilization at December 31, 2016.

(2)	Excludes commercial credit exposures with affiliates.

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

	Banks and Other Financial Institutions	Commercial and Industrial	Total
	(in millions)
December 31, 2016:
Brazil	$854	$4,628	$5,482
Mexico	853	2,081	2,934
United Kingdom	1,456	356	1,812
Total	$3,163	$7,065	$10,228
December 31, 2015:
Brazil	$2,191	$4,755	$6,946
Mexico	1,104	5,131	6,235
Canada	717	1,745	2,462
Total	$4,012	$11,631	$15,643
December 31, 2014:
Brazil	$3,545	$5,039	$8,584
Mexico	1,376	6,497	7,873
Canada	382	1,962	2,344
Chile	548	1,141	1,689
United Kingdom	1,127	348	1,475
Total	$6,978	$14,987	$21,965
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

HSBC USA Inc.

•	existence and value of collateral received from counterparties to secure exposures.
The table below presents total credit risk exposure calculated using the Basel III Standardized Approach regulatory capital rules published by U.S. banking regulatory agencies which includes the net positive mark-to-market of the derivative contracts plus any adjusted potential future exposure as measured in reference to the notional amount. The regulatory capital rules recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk weighted assets when netting requirements have been met and collateral exists. As a result, risk weighted amounts for regulatory capital purposes are a portion of the original gross exposures. However, many contracts contain provisions that allow us to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the regulatory capital rules.

At December 31,	2016	2015
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$30,339	$33,890
Less: collateral held against exposure	7,733	6,564
Net credit risk exposure	$22,606	$27,326
The table below summarizes the risk profile of the counterparties to derivative contracts with credit risk exposure, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31,	2016	2015
AAA to AA–	44%	43%
A+ to A–	41	49
BBB+ to BBB–	12	6
BB+ to B–	3	2
CCC+ and below	—	—
Total	100%	100%

HSBC USA Inc.

The table below sets out the mark-to-market value of derivative contracts associated with monoline counterparties at December 31, 2016 and 2015. Our principal exposure to monoline insurance companies is through a number of over-the-counter ("OTC") derivative transactions, primarily credit default swaps ("CDS"), where we have purchased credit protection against securities held within the trading portfolio. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The "Credit Risk Adjustment" column in the below table indicates the valuation adjustment taken against the mark-to-market exposures and reflects the deterioration in creditworthiness of the monoline insurers. These adjustments have been charged to the consolidated statement of income.

	Net Exposure before Credit Risk Adjustment(1)	Credit Risk Adjustment(2)	Net Exposure After Credit Risk Adjustment
	(in millions)
December 31, 2016:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$181	$(22)	$159
Total	$181	$(22)	$159
December 31, 2015:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$223	$(50)	$173
Total	$223	$(50)	$173

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.
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

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk.
During 2016, marketplace liquidity continued to remain available for most sources of funding. The prolonged period of low interest rates continued to put pressure on spreads earned on our deposit base.
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
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by U.K. banking regulators, we continued to review the composition of our capital structure. As discussed below, during the second quarter

HSBC USA Inc.

of 2016, we replaced certain preferred equity instruments that receive less favorable treatment under the rules with new Basel III compliant instruments.
Interest Bearing Deposits with Banks totaled $20,238 million and $7,478 million at December 31, 2016 and 2015, respectively, of which $18,833 million and $6,708 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $30,023 million and $19,847 million at December 31, 2016 and 2015, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $10,667 million and $11,155 million at December 31, 2016 and 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $49,719 million and $49,797 million at December 31, 2016 and 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $5,101 million and $4,995 million at December 31, 2016 and 2015, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $129,248 million and $118,579 million at December 31, 2016 and 2015, respectively, which included $98,671 million and $90,463 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $37,739 million at December 31, 2016 from $33,509 million at December 31, 2015. The following table summarizes issuances and retirements of long-term debt during 2016 and 2015:

Year Ended December 31,	2016	2015
	(in millions)
Long-term debt issued	$8,694	$16,609
Long-term debt repaid	(4,869)	(9,933)
Net long-term debt issued	$3,825	$6,676
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during 2016.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At December 31, 2016, we were authorized to issue up to $36,000 million, of which $13,765 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $15,732 million was available at December 31, 2016.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2016, long-term debt included $5,700 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further overnight borrowings of up to $13,597 million.
Preferred Equity  During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.5 percent Non-Cumulative Series H Preferred Stock, totaling $1,265 million. In connection with these redemptions, HSBC USA issued $1,265 million of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America. See Note 23, "Retained Earnings and Regulatory Capital Requirements," and Note 17, "Preferred Stock," in the accompanying consolidated financial statements for additional details.
Common Equity  During 2016, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America and did not make any capital contributions it its subsidiary, HSBC Bank USA.
During 2015, HSBC USA repaid $4,000 million of senior long-term debt previously issued to HSBC North America and HSBC Bank USA repaid $900 million of subordinated long-term debt previously issued to HSBC USA. In conjunction with these repayments, HSBC USA received a capital contribution of $4,000 million from our then parent HNAI in exchange for one share of common stock and HSBC USA made capital contributions to HSBC Bank USA of $2,400 million in exchange for two shares of common stock and $2,500 million in exchange for 250 shares of non-cumulative preferred stock. These capital actions were

HSBC USA Inc.

taken to support our growth strategy and to strengthen the Basel III regulatory capital positions of both HSBC USA and HSBC Bank USA.
Selected Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, total capital to risk weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III transitional and fully phased-in capital ratios calculated as of December 31, 2016 and 2015:

	Transitional		Fully Phased-In
At December 31,	2016	2015	2016	2015
Common equity Tier 1 capital to risk weighted assets	13.7%	12.0%	13.2%	11.6%
Tier 1 capital to risk weighted assets	14.5	12.6	14.2	12.4
Total capital to risk weighted assets	18.3	16.5	17.5	15.6
Tier 1 capital to adjusted quarterly average assets (Tier 1 leverage ratio)(1)	9.2	9.5	9.1	9.4
Tier 1 capital to total leverage exposure (supplementary leverage ratio)(2)	6.5	N/A	6.5	N/A

(1)
Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended December 31, 2016 and 2015, respectively.

(2)
In 2016, we began publicly disclosing our supplementary leverage ratio ("SLR"). Beginning January 1, 2018, banking institutions will be required to maintain the regulatory minimum SLR of 3 percent. Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.

N/A Not Applicable
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
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital. For additional discussion of the Basel III final rule requirements, including fully phased in required minimum capital ratios, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K.
In 2014, the FRB adopted a final rule requiring enhanced supervision of the U.S. operations of non-U.S. banks such as HSBC. The rule requires certain large non-U.S. banks with significant operations in the United States, such as HSBC, to establish a single IHC to hold all of their U.S. bank and non-bank subsidiaries. HSBC Group has been operating in the United States through such an IHC structure (i.e., HSBC North America), and therefore, the implementation of this requirement did not have a significant impact on our U.S. operations. As previously disclosed, in accordance with the rule HSBC North America and HSBC Bank USA received regulatory approval in 2014 and 2015, respectively, to opt out of the "Advanced Approaches" (which include an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk) and are calculating their risk-based and leverage capital requirements solely under the general risk-based capital rules of the Standardized Approach. In 2016, HSBC Bank USA submitted the annual statement to the OCC to renew the Advanced Approaches opt out and received approval. HSBC North America and HSBC Bank USA, however, remain subject to the other capital requirements applicable to Advanced Approaches banking organizations such as: the SLR, the countercyclical capital buffer, stress testing requirements, enhanced risk management standards, enhanced governance and stress testing requirements for liquidity management, and other applicable prudential standards. Under the rule, most of these requirements became effective July 1, 2016.
In 2015, the Financial Stability Board ("FSB") issued its final standards for TLAC requirements for G-SIBs. In December 2016, the FRB adopted final rules implementing the FSB's TLAC standard in the United States. The rules require, among other things,

HSBC USA Inc.

the U.S. IHCs of non U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework that may require HSBC North America to issue additional long-term debt.
Capital Planning and Stress Testing U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. As part of the CCAR process, the FRB undertakes a supervisory assessment of bank holding companies on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions. The FRB can object to a capital plan for qualitative or quantitative reasons, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2016, and its latest mid-cycle DFAST results in October 2016. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2016. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon.
On January 30, 2017, the FRB indicated that so-called “large and noncomplex” firms, which are firms with less than $250 billion in total consolidated assets and less than $75 billion in total nonbanking assets, are exempt from the CCAR qualitative assessment. HSBC North America does not currently fall into the category of “large and noncomplex” and will, therefore, remain subject to the qualitative review in the 2017 CCAR cycle.
Stress testing results are based solely on hypothetical adverse scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America or HSBC Bank USA. Capital planning and stress testing for HSBC North America or HSBC Bank USA may impact our future capital and liquidity. See Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in this Form 10-K for further discussion on capital planning and stress testing, including additional detail regarding the FRB's supervisory assessment as part of the CCAR process.
While bank holding company regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a bank holding company we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's, in Note 23, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
HSBC USA Inc.  HSBC USA is a wholly-owned subsidiary of HSBC North America, which is an indirect wholly-owned subsidiary of HSBC, and the parent company of HSBC Bank USA and other subsidiaries through which we offer consumer and commercial banking products and related financial services including derivatives, liquidity and cash management, trade finance and investment solutions. Our main source of funds is cash received from financing activities, primarily through debt issuance to third parties and affiliates. In addition, we receive cash from affiliates by issuing preferred stock, from subsidiaries in the form of dividends and from our parent by receiving capital contributions when necessary.
HSBC USA received cash dividends from its subsidiaries of $153 million and $105 million in 2016 and 2015, respectively. During 2016, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America. During 2015, HSBC USA received a cash capital contribution of $4,000 million from our then parent HNAI as discussed above.
HSBC USA has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. HSBC USA paid dividends on its preferred stock totaling $67 million and $65 million in 2016 and 2015, respectively. HSBC USA did not pay any dividends on its common stock during either 2016 or 2015. We may pay dividends in the future, but will maintain our capital at levels consistent with our regulatory requirements, risk appetite and internal capital adequacy process.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. During 2016, HSBC USA did not make any capital contributions its subsidiary, HSBC Bank USA. During 2015, HSBC USA made cash capital contributions totaling $4,900 million to HSBC Bank USA as discussed above.
In 2016, HSBC Bank USA had the ability to pay dividends under bank regulatory guidelines, as cumulative net profits for 2014 through 2016 exceed dividends attributable to this period. Any non-contractual dividend from HSBC Bank USA would require the approval of the OCC. See Note 23, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated

HSBC USA Inc.

financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate banking organizations should generally pay dividends out of current operating earnings.
Subsidiaries  At December 31, 2016, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which contributes to the funding of our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt and selling residential mortgage loans. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.
2017 Funding Strategy  Our current estimate for funding needs and sources for 2017 are summarized in the following table:

(in billions)
Funding needs:
Net loan growth	$2
Net change in short-term investments and securities	(11)
Trading and other assets	4
Total funding needs	$(5)
Funding sources:
Net change in deposits	$(6)
Trading and other short-term liabilities	2
Net change in long-term debt	(1)
Total funding sources	$(5)
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
HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs which are not met by cash generated from its loan sales and operations. In December 2016, HSBC Finance prepaid $512 million that was outstanding under our credit agreement with them. See Note 21, "Related Party Transactions," in the accompanying consolidated financial statements for information regarding the remaining balances outstanding.
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
Capital Expenditures  We made capital expenditures of $32 million and $43 million during 2016 and 2015, respectively. In addition to these amounts, during 2016 and 2015, we capitalized $65 million and $71 million, respectively, relating to the building of several new banking platforms as part of an initiative to improve and modernize our legacy business systems and build common platforms across HSBC.
Commitments  See "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A for further information on our various commitments.

HSBC USA Inc.

Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2016 by period due.

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Subordinated long-term debt(1)	$497	$79	$—	$2,001	$206	$3,773	$6,556
Other long-term debt(1)	4,373	9,357	4,569	4,352	3,242	5,290	31,183
Other postretirement benefit obligations(2)	5	5	5	5	5	20	45
Minimum future rental commitments on operating leases(3)	129	119	102	64	41	118	573
Purchase obligations(4)	76	45	24	25	11	—	181
Total	$5,080	$9,605	$4,700	$6,447	$3,505	$9,201	$38,538

(1)	Represents future principal payments related to debt instruments included in Note 13, "Long-Term Debt," in the accompanying consolidated financial statements.

(2)
Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our benefit obligation at December 31, 2016. See Note 20, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements.

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
These cash obligations could be funded primarily through cash collections on loans and from the issuance of new unsecured debt or receipt of deposits.
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

							Balance at December 31,
	2017	2018	2019	2020	2021	Thereafter	2016	2015
	(in millions)
Standby letters of credit, net of participations(1)	$6,300	$878	$401	$425	$311	$77	$8,392	$8,850
Commercial letters of credit	189	53	—	—	—	—	242	413
Credit derivatives(2)	23,098	6,905	9,527	8,606	8,668	1,525	58,329	91,435
Other commitments to extend credit:
Commercial(3)	16,053	7,496	13,972	16,108	19,576	1,627	74,832	85,551
Consumer	7,270	—	—	—	—	—	7,270	7,625
Total	$52,910	$15,332	$23,900	$25,139	$28,555	$3,229	$149,065	$193,874

(1)	Includes $1,315 million and $910 million issued for the benefit of HSBC affiliates at December 31, 2016 and 2015, respectively.

HSBC USA Inc.

(2)	Includes $29,999 million and $44,130 million issued for the benefit of HSBC affiliates at December 31, 2016 and 2015, respectively.

(3)	Includes $500 million and $4,999 million issued for the benefit of HSBC affiliates at December 31, 2016 and 2015, respectively.

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
Included in other liabilities are deferred fees on standby letters of credit amounting to $49 million and $54 million at December 31, 2016 and 2015, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $39 million and $19 million at December 31, 2016 and 2015, respectively. See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

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
In connection with our commercial lending activities, prior to the third quarter of 2016, we provided liquidity support to Regency Assets Limited ("Regency"), a multi-seller asset-backed commercial paper ("ABCP") conduit consolidated by an HSBC affiliate. The liquidity support we provided to Regency was in the form of lines of credit or asset purchase agreements. Under the terms of these liquidity agreements, Regency could have called upon us to lend money or to purchase certain assets in the event Regency was unable or unwilling to issue or rollover maturing commercial paper. At December 31, 2015, we had issued $3,362 million of liquidity facilities to provide liquidity support to Regency. We received fees for providing these liquidity facilities. Credit risk on these obligations was managed by subjecting them to our normal underwriting and risk management processes. During the third quarter of 2016, Regency was restructured and these liquidity facilities were terminated. See Note 24, "Variable Interest Entities," in the accompanying consolidated financial statements for additional discussion.
We also previously provided credit facilities to certain Canadian multi-seller ABCP conduits that had been subject to restructuring agreements as part of the Montreal Accord. As part of the enhanced collateral pool established for the restructuring, we provided a Margin Funding Facility to a Master Asset Vehicle which was undrawn. The undrawn facility totaled CAD $77 million at December 31, 2015. In October 2016, this facility was terminated.
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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $36 million in the fair value of financial liabilities during 2016, compared with a decrease of $214 million during 2015.
Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain (loss) on debt designated at fair value and related derivatives during 2016 should not be considered indicative of the results for any future period.
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
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the OTC market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury, to-be-announced securities and non-callable securities issued by U.S. GSEs.
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, obligations of U.S. states and political subdivisions, corporate debt, foreign government-backed debt, preferred securities, securities purchased and sold under resale and repurchase agreements, precious metals, certain commercial loans held for sale, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral and real estate owned as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the

HSBC USA Inc.

instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2016 and 2015, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed CDS with certain inputs which are unobservable, certain residential mortgage and subprime mortgage loans held for sale, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality and, at December 31, 2015, mortgage servicing rights. At December 31, 2016, our Level 3 instruments also included swap agreements entered into in conjunction with the sale of certain Visa Class B Shares to a third party for which the fair value is dependent upon the final resolution of the related litigation. See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information.
See Note 26, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during 2016 and 2015.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(dollars are in millions)
Level 3 assets(1)(2)	$4,611	$3,696
Total assets measured at fair value(3)	113,299	114,396
Level 3 liabilities	2,114	2,862
Total liabilities measured at fair value(1)	81,176	83,148
Level 3 assets as a percent of total assets measured at fair value	4.1%	3.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.6%	3.4%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,564 million of recurring Level 3 assets and $1,047 million of non-recurring Level 3 assets at December 31, 2016. Includes $3,577 million of recurring Level 3 assets and $119 million of non-recurring Level 3 assets at December 31, 2015.

(3)
Includes $112,104 million of assets measured on a recurring basis and $1,195 million of assets measured on a non-recurring basis at December 31, 2016. Includes $114,065 million of assets measured on a recurring basis and $331 million of assets measured on a non-recurring basis at December 31, 2015.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $28 million positive credit risk adjustments to the fair value of our credit default swap contracts during 2016 compared with positive adjustments of $3 million during 2015. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $22 million and $50 million against our monoline exposure at December 31, 2016 and 2015, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $159 million and $173 million at December 31, 2016 and 2015, respectively.
See Note 26, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2016 and 2015 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
Effect of Changes in Significant Unobservable Inputs  The fair value of certain financial instruments is measured using valuation techniques that incorporate pricing assumptions not supported by, derived from or corroborated by observable market data. The

HSBC USA Inc.

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $61 million or a decrease of the overall fair value measurement of approximately $9 million at December 31, 2016. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers and certain asset-backed securities including CDOs.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at December 31, 2016:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Residential mortgages - Alt A	$44
	Residential mortgages - Subprime	1
	Total AAA	45
AA	Other	47
A	Residential mortgages - Alt A	3
	Residential mortgages - Subprime	37
	Home equity - Alt A	61
	Student loans	85
	Other	58
	Total A	244
BBB	Residential mortgages - Alt A	2
	Collateralized debt obligations	184
	Total BBB	186
CCC	Residential mortgages - Subprime	14
		$536

(1)
We utilize S&P as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used, in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

Risk Management

Overview  Managing risk effectively is fundamental to the delivery of our strategic priorities. To do so, we employ a risk management framework at all levels and across all risk types. This framework fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It is designed to ensure that we have a robust and consistent approach to risk management across all of our activities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. We strive to continuously improve our risk management processes through ongoing employee training and development.
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

HSBC USA Inc.

Management is accountable for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of our risk management policies resides with our Risk Management Meeting of the HSBC USA Executive Committee ("RMM"). The HSBC USA Executive Committee is the senior most management committee at HSBC USA and the RMM is its meeting to discuss risk matters. Day-to-day risk management activities are the responsibility of senior managers of individual businesses, supported by HSBC global functions. We use the Three Lines of Defense ("LoD") model to underpin our approach to strong risk management. It defines who is responsible to do what to identify, assess, measure, manage, monitor, and mitigate risks, encouraging collaboration and enabling efficient coordination of risk and control activities. The principle of individual accountability is exercised across the organization and is fundamental to risk ownership and risk management. Decisions are not taken by committees, but by specific individuals, in accordance with the Three LoD model, to promote clear accountability. The Board and its sub-committees remain collective decision-making bodies. All employees are required to identify, assess and manage risk within the scope of their assigned responsibilities and, as such, they are critical to the effectiveness of the Three LoD model.
Our Risk Management function is headed by the HSBC North America Chief Risk Officer ("CRO"), who is responsible for the risk management framework. This includes establishing policies, monitoring of risk profiles and forward-looking risk identification and management. The HSBC North America CRO reports to the HSBC North America Chief Executive Officer ("CEO"), to the HSBC North America Board Risk Committee and to the HSBC Group CRO. Executive accountability for the ongoing monitoring, assessment and management of the risk environment and the effectiveness of risk management policies resides with the HSBC North America CRO, supported by the RMM.
Specific oversight of various risk management processes occurs through the following HUSI, HSBC North America or Risk Committees:

•	the Asset and Liability Management Committee ("ALCO");

•	the Operational Risk Committee;

•	the HSBC North America Third Party Risk Oversight Committee;

•	the HSBC North America Capital Management Committee;

•	the Regulatory Compliance Governance Committee;

•	the Financial Crime Compliance ("FCC") Governance Committee;

•	the Reputational Risk and Client Selection Committees;

•	Lines of business risk management meetings;

•	the Fiduciary Risk Management Committee; and

•	the Affiliates Risk Forum.
Each of these committees, as well as the RMM, have separate charters which detail their respective roles and responsibilities as it relates to risk oversight.
Additionally, the HSBC North America Head of FCC serves as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI.
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
HSBC North America oversees the development of our risk appetite which defines, shapes and monitors our risk profile. The HSBC North America Risk Appetite Statement ("RAS") describes the aggregate level and types of risk that we are willing to accept in order to achieve our strategic business objectives. HSBC North America's conservative risk profile is fully articulated in the qualitative section of the RAS, which serves as guidance to embed risk appetite and supports strategic and operational decision

HSBC USA Inc.

making at HUSI. The quantitative section of the RAS contains a set of key metrics covering income generating risks that we accept as part of doing business, such as credit risk, and non-income generating risks, those which arise by virtue of our operations, such as operational risk.
Performance against the RAS metrics is monitored by senior management on a monthly basis. All breaches of risk appetite thresholds are escalated and actions to remediate the breaches are documented. This process helps to embed a strong risk culture across our businesses.
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

•	Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to interest rate movements;

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

•	Pension risk is the risk of increased costs from the post-employment benefit plans that we have established for our employees; and

•	Sustainability risk is the risk that financial services provided to customers indirectly result in unacceptable impacts on people or on the environment.
The following risk tools and processes are used to identify, manage and mitigate risks and are integral to risk management, ensuring that we remain within our risk appetite:

•
The risk appetite profile is one of the key tools in the wider enterprise risk management framework, which drives the core of our active risk management. The risk appetite profile is aligned to strategic and financial planning and therefore provides a top down view of risk and return objectives. Performance that falls outside of risk appetite is highlighted and appropriate mitigation actions are determined.

•
We utilize a risk map to provide a point-in-time view of our risk profile across a range of risk categories, including our principal banking risks. It assesses the potential of these risks to have a material impact on our financial results, reputation or sustainability of our business on a current and projected basis.

•
We use a top and emerging risks process to provide a forward-looking view of issues with the potential to threaten the execution of our strategy or operations over the medium to long term. The top and emerging risks framework enables us to take action which either stops these risks from materializing or limits their impact.

•
Risk identification is a tool that allows us to create a holistic view of risks facing the organization, including those that are difficult to quantify. Risk identification is a foundational component of our stress testing program.

HSBC USA Inc.

•
Stress testing is an important tool we use to assess potential vulnerabilities in our businesses, business model, or portfolios. It allows us to understand the sensitivities of the core assumptions in our strategic and capital plans and improve decision making through balancing risk and return. Internal stress test scenarios are closely aligned to our assessment of top and emerging risks and help inform risk appetite thresholds. These may prompt management actions, including a reduction in limits or direct exposures, or closer monitoring of exposures sensitive to stress.

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
While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer/Head of Wholesale Credit and Market Risk North America and the HSBC North America Chief Retail Credit Officer, who report directly to the HSBC North America CRO and maintain independent risk functions. The credit risk associated with commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the HSBC North America Chief Retail Credit Officer. Further discussion of credit risk can be found under the "Credit Quality" caption in this MD&A.
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
The responsibilities of the credit risk function include:

•
Formulating credit risk policies – Our policies are designed to ensure that all of our various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the RMM and the Board of Directors Risk Committee.

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

•
Maintaining and developing the governance and operation of the commercial risk rating system – A two-dimensional credit risk rating system is utilized in order to categorize exposures meaningfully and enable focused management of the risks involved. This ratings system is comprised of a 23 category customer risk rating, which considers the probability of default of an obligor and a separate assessment of a transaction's potential loss given default. Each credit grade has a probability of default estimate. Rating methodologies are based upon a wide range of analytics and market data-based tools, which are core inputs to the assessment of counterparty risk. Although automated risk rating processes are

HSBC USA Inc.

increasingly used, for larger facilities the ultimate responsibility for setting risk grades rests in each case with the final approving executive. Risk grades are reviewed frequently and amendments, where necessary, are implemented promptly.

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

•
Monitoring portfolio performance – Credit data warehouses have been implemented to centralize the reporting of credit risk, support the analysis of risk using tools such as economic capital, and to calculate credit loss reserves. This data warehouse also supports HSBC's wider effort to meet the requirements of Basel III and to generate credit reports for management and the Board of Directors.

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

Credit Review is an independent and critical Second LoD function. Its mission is to identify and evaluate areas of credit risk within our business. Credit Review will focus on the review and evaluation of Wholesale and Retail lending activities and will identify risks and provide an ongoing assessment as to the effectiveness of the risk management framework and the related portfolios. Credit Review will independently assess the business units and risk management functions to ensure the portfolios are managed and operating in a manner that is consistent with HSBC Group strategy, risk appetite, appropriate local and HSBC Group credit policies and procedures and applicable regulatory requirements. For example, this includes the unilateral authority to independently assess and revise customer risk ratings, facility grades and loss given default estimates. To ensure its independent stature, the Credit Review charter is endorsed by the Risk Committee of our Board of Directors which grants the Head of Credit Review unhindered access to the Risk Committee and executive sessions at the discretion of the Head of Credit Review. Accordingly, our Board of Directors has oversight of the Credit Review annual and ongoing plan, quarterly plan updates and results of reviews.
Liquidity Risk Management  Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due or fund its customers because of an inability to liquidate assets or obtain adequate funding. We continuously monitor the impact of market events on our liquidity positions. Historically, we have seen the greatest strain in the wholesale market as opposed to the retail market (the latter being the market from which we source stable demand and time deposit accounts which are less sensitive to market events or changes in interest rates). We will continue to adapt the liquidity framework described below to reflect market events and the evolving regulatory landscape and view as to best practices.
Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. Market funding is coordinated with other HSBC Group entities, as the markets increasingly view debt issuances from the separate companies within the context of our common parent company. Liquidity management is performed at both HSBC USA and HSBC Bank USA. Each entity is required to have sufficient liquidity for a crisis situation.
ALCO develops and implements policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained. ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. In addition to base case projections, multiple stress scenarios are generated to simulate crisis conditions, including:

•	run-off of non-stable deposits;

•	inability to renew maturing interbank fundings;

•	draw-downs of committed loan facilities;

•	decreases in the market value of liquid securities;

HSBC USA Inc.

•	additional collateral requirements for derivative transactions under existing collateral support agreements;

•	rating downgrades of HSBC USA or HSBC Bank USA; and

•	increased discount on security values for repos or disposals.
In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships.
Prior to 2016, we employed two key measures to define, monitor and control our liquidity and funding risk in accordance with HSBC policy. The advances to core funding ratio was used to monitor our structural long-term funding position. In addition, stressed coverage ratios, incorporating HSBC-specific stress scenarios, were used to monitor the resilience to severe liquidity stresses. Beginning in 2016, HSBC replaced these measures with the Basel Committee based Liquidity Coverage Ratio ("LCR") and Net Stable Funding Ratio ("NSFR"). As a result, we now employ these ratios as part of our approach towards liquidity risk management.
The Basel Committee based LCR is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. Under European Commission Delegated Regulation 2015/61, the Basel Committee based LCR became a minimum regulatory standard beginning in 2015. At December 31, 2016 and 2015, HSBC USA's LCR under the EU LCR rule was 142 percent and 121 percent, respectively. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee final NSFR rule, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At December 31, 2016, HSBC USA's NSFR was 123 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The LCR final rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that will qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the final rule, U.S. institutions began the LCR transition period on January 1, 2015 and were required to maintain a minimum LCR of 100 percent by January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019. As a result, HSBC North America and HSBC Bank USA, were required to maintain an LCR of 80 percent, starting on January 1, 2015 increasing annually by 10 percent increments and reaching 100 percent on January 1, 2017. The current requirement to report LCR to U.S. regulators on a monthly basis moved to a daily requirement beginning July 1, 2016. During the second half of 2016, HSBC Bank USA's LCR under the U.S. LCR final rule remained above the fully phased-in 2017 requirement. The LCR final rule does not address the NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR final rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. Under the proposal, U.S. institutions would be required to comply with the NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR. As of December 31, 2016, HSBC Bank USA's estimated NSFR, calculated based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded the 2018 requirement.
Enhanced prudential standard rules issued pursuant to Section 165 of the Dodd-Frank Act complement the LCR, capital planning, resolution planning, and stress testing requirements for U.S. bank holding companies and foreign banking organizations with total global consolidated assets of $50 billion or more ("Covered Companies"). The rules require Covered Companies, such as HSBC North America, to comply with various liquidity risk management standards and to maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing. Covered Companies are also required to meet heightened liquidity requirements, which include qualitative liquidity standards, cash flow projections, internal liquidity stress tests, and liquidity buffer requirements. HSBC North America has implemented the standard and it does not have a significant impact to our business model. As of July 1, 2016, HSBC North America is treated as an IHC owned by a foreign banking organization. This transition did not have a significant impact on our U.S. operations or change our liquidity management policies.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.

HSBC USA Inc.

ALCO also maintains a liquidity management and contingency funding plan ("Contingency Funding Plan"), which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. The Contingency Funding Plan is reviewed annually and approved by the Risk Committee of our Board of Directors. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, material reductions or extreme volatility in customer deposit balances, increased utilization of credit lines, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through sales of securities from the investment portfolio and secured borrowing using the mortgage portfolio as collateral. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be used as collateral at the FHLB to increase borrowings. We maintain a Liquid Asset Buffer consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank discount window and the FHLB, providing additional secured borrowing capacity in a liquidity crisis.
In addition to the oversight provided by ALCO, Liquidity Risk Management ("LRM") is an oversight, Second LoD, function for liquidity which independently reports into the HSBC North America CRO. LRM's primary mandate is to strengthen our liquidity risk management framework through challenge and review of existing processes and recommending areas that need improvement to the RMM. LRM serves as an advisory function to senior management to ensure front line units with direct responsibility for managing liquidity risk are operating within their operating guidelines and defined risk appetite parameters. The LRM oversight mandate is carried out through critical evaluation and challenge of existing risk management processes including stress testing and ratio calculations.
Our liquidity management approach includes deposits, supplemented by wholesale borrowing to fund our balance sheet, and using security sales or secured borrowings for liquidity stress situations in our liquidity contingency plans. In addition, current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities. As previously discussed, HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs outside of cash generated from its loan sales and operations.
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at December 31, 2016:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at December 31, 2016.
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

HSBC USA Inc.

Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At December 31, 2016, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.
Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available-for-sale and held-to-maturity debt securities. Approximately $481 million of the debt securities in these portfolios at December 31, 2016 are expected to mature in 2017. The remaining $49,084 million of debt securities not expected to mature in 2017 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through loan sales and securitizations. In 2016, we did not sell any residential mortgage loan portfolios other than normal loan sales to PHH Mortgage.
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
See "Liquidity and Capital Resources" in this MD&A for further discussion of our liquidity position, including additional information regarding our outstanding borrowings and the remaining availability of our debt issuance programs.
Interest Rate Risk Management  Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in changes to projected net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within interest rate risk ranges management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage prepayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. These assumptions around behavioral features are captured in our interest rate behavioralization framework, which is described further below. Day-to-day management of interest rate risk is centralized principally in Balance Sheet Management ("BSM"), which includes the non-trading interest rate risk positions transferred to it as discussed further under "Market Risk Management" below.
We have significant, but historically well controlled, interest rate risk in large part to our portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and our large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds. Market risk exists principally in the Markets business and to a lesser extent in the residential mortgage business, where the pipeline of forward mortgage sales are hedged. We have little foreign currency exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve Bank and Federal Home Loan Bank, represent less than one percent of total available-for-sale securities.
In the course of managing interest rate risk, a present value of a basis point ("PVBP") analysis is utilized in conjunction with a combination of other risk assessment techniques to identify and assess the potential impact of interest rate movements and take appropriate action. This combination of techniques, with some focusing on the impact of interest rate movements on the valuation of the balance sheet (PVBP, economic value of equity, repricing gap analysis, capital risk, VaR) and others focusing on the impact of interest rate movements on earnings (net interest income simulation modeling, basis risk analysis) allows for comprehensive analyses from different perspectives. Refer to "Market Risk Management" below for discussion regarding the use of VaR analyses to monitor and manage interest rate risk.
A key element of managing interest rate risk is the management of the convexity of the balance sheet, largely resulting from the mortgage related products on the balance sheet. Convexity risk arises as mortgage loan consumers change their payment behavior significantly in response to large movements in market rates, but do not change behavior appreciably for smaller changes in market rates. Certain interest rate management tools, such as net interest income simulation modeling described below, better capture the embedded convexity in the balance sheet, while measures such as PVBP are designed to capture the risk of smaller changes in rates.
The assessment techniques discussed below act as a guide for managing interest rate risk associated with balance sheet composition and off-balance sheet hedging strategy (the risk position). Calculated values within limit ranges reflect an acceptable risk position,

HSBC USA Inc.

although possible future unfavorable trends may prompt adjustments to on or off-balance sheet exposure. Calculated values outside of limit ranges will result in consideration of adjustment of the risk position, or consideration of temporary dispensation from making adjustments.
Present value of a basis point ("PVBP")  PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2016 and 2015:

At December 31,	2016	2015
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.4	1.8
Repricing gap analysis The following table shows the repricing structure of assets and liabilities at December 31, 2016. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year-end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2016	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$51,195	$3,389	$450	$26	$55,060
Residential mortgages and home equity mortgages	7,243	7,530	3,307	1,403	19,483
Credit card receivables	688	—	—	—	688
Other consumer loans	412	31	9	1	453
Total loans(1)	59,538	10,950	3,766	1,430	75,684
Securities available-for-sale and securities held-to-maturity	5,105	18,271	16,099	10,244	49,719
Other assets	73,444	2,426	28	—	75,898
Total assets	138,087	31,647	19,893	11,674	201,301
Domestic deposits:
Savings and demand	61,744	17,678	11,463	—	90,885
Time deposits	22,239	195	2	—	22,436
Long-term debt	22,614	11,675	750	2,700	37,739
Other liabilities/equity	36,313	12,522	141	1,265	50,241
Total liabilities and equity	142,910	42,070	12,356	3,965	201,301
Total balance sheet gap	(4,823)	(10,423)	7,537	7,709	—
Effect of derivative contracts	1,028	5,337	(3,116)	(3,249)	—
Total gap position	$(3,795)	$(5,086)	$4,421	$4,460	$—

(1)	Includes loans held for sale.
Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts.

HSBC USA Inc.

Net interest income simulation modeling techniques We utilize simulation modeling to monitor a number of interest rate scenarios for their impact on projected net interest income. These techniques simulate the impact on projected net interest income under various scenarios, such as rate shock scenarios, which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise gradually by as much as 200 basis point or fall by as much as 100 basis points over a twelve month period. The following table reflects the impact on projected net interest income of the scenarios utilized by these modeling techniques:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on January 1, 2017 and 2016, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$123	5%	$179	7%
Resulting from a gradual 100 basis point decrease in the yield curve	(158)	(6)	(180)	(7)
Resulting from a gradual 200 basis point increase in the yield curve	208	8	349	13
Other significant scenarios monitored (reflects projected rate movements on January 1, 2017 and 2016, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(156)	(6)	(187)	(7)
Resulting from an immediate 100 basis point increase in the yield curve	209	8	274	10
Resulting from an immediate 100 basis point decrease in the yield curve	(347)	(14)	(346)	(13)
Resulting from an immediate 200 basis point increase in the yield curve	366	15	525	19
Projected net interest income sensitivity figures represent the effect of movements in net interest income based on the projected yield curve scenarios and our current interest rate risk profile. This effect, however, does not incorporate actions which would probably be taken by BSM or in the businesses to mitigate the effect of interest rate risk. In reality, BSM seeks proactively to change the interest rate risk profile to minimize losses and optimize net revenues. The net interest income simulation modeling calculations assume that interest rates of all maturities move by the same amount in the 'up-shock' scenario. Rates are not assumed to become negative in the 'down-shock' scenario which may effectively result in non-parallel shock. In addition, the net interest income simulation modeling calculations take account of the effect on net interest income of anticipated differences in changes between interbank interest rates and interest rates over which the entity has discretion in terms of the timing and extent of rate changes. The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
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
Interest rate behavioralization policies have to be formulated in line with the HSBC Group's behavioralization policies and approved at least annually by ALCO, regional Asset, Liability and Capital Management ("ALCM") and global ALCM, in conjunction with local, regional and HSBC Group risk monitoring teams.
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

HSBC USA Inc.

Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk weighted assets and total equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. At December 31, 2016, we had an available-for-sale securities portfolio of approximately $36,910 million with a negative mark-to-market adjustment of $592 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $324 million to a net loss of $916 million with the following results on our capital ratios:

	December 31, 2016		December 31, 2015
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk weighted assets	13.7%	13.6%	12.0%	11.9%
Total equity to total assets	10.1	10.0	10.9	10.8

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
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
Market risk governance Market risk is managed and controlled through limits approved by the Board and the RMM, as well as the various businesses, and also ratified by the HSBC Group Risk Management Meeting. These limits are allocated across business lines and to the HSBC Group legal entities, including HSBC USA and HSBC Bank USA.
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

HSBC USA Inc.

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
Risk not in VaR framework - Our VaR models are designed to capture significant basis risks such as credit default swaps versus bond, asset swap spreads and cross-currency basis. Other basis risks which are not completely covered in VaR, such as the U.S. Treasury to U.S. Treasury Futures basis, are complemented by the risk not in VaR ("RNIV") framework which is integrated into the capital framework. The RNIV framework aims to manage and capitalize material market risks that are not adequately covered in the VaR models. In 2016, the capital requirement derived from the RNIV has been immaterial.
Level 3 assets - The market risk arising from Level 3 assets in the trading portfolios, comprising trading securities and derivatives, is managed through the same market risk framework which applies to all other tradable assets, including stress testing and limits. We generally do not hold Level 3 assets within our trading portfolios.
Asset-backed security/Mortgage-backed security ("ABS/MBS") exposures - The ABS/MBS exposures in the trading portfolios are also managed through the same market risk framework which applies to all other tradable assets, including stress testing and limits. We had no meaningful ABS/MBS trading exposure in 2016.
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

HSBC USA Inc.

Stressed VaR, stress testing and reverse stress testing provide for a comprehensive framework to help management gain insights into the 'tail risk' that the bank may be faced with under certain market scenarios.
Market risk in 2016 The U.S. market risk environment in 2016 was characterized by two main themes; slow but steady improvement in the U.S. economy, and political event driven price volatility.
Steady improvement in U.S. GDP, falling unemployment, and low inflation indicate that the U.S. economy has gained a foothold on growth after an extended period of policy driven low interest rates and quantitative easing. As a result, the FRB raised its target federal funds rate by 25 basis points in December 2016.
The United Kingdom's decision to leave the EU came as a shock to global financial markets and led to the U.K.'s credit rating being cut by all three major rating agencies. Financial market impacts included the British Pound falling to all-time lows compared with other currencies, equity markets were down across the globe, short-term funding spreads increased by up to 50 basis points, and investors fled to safe haven assets like Gold, the Japanese Yen and U.S. Treasuries. While most market volatility subsided in the days immediately following the vote, uncertainty remains as to the longer-term impact on both the U.K. and European economies.
The result of the U.S. election also shocked global financial markets. The initial market reaction was a spike down in U.S. equities and a rush to safe haven assets, but this move was quickly reversed as investors focused on the impact of the new Administration's proposed fiscal policies. The U.S. dollar rallied versus all other currencies, particularly Latin American currencies as existing trade agreements will come under scrutiny. The potential impact of this new fiscal regime layered on top of a perceived stronger economy has driven U.S. equities to all-time highs, and U.S. interest rates higher by 50 basis points.
Our open market risk exposures were generally low during 2016, as the Global Markets businesses remained focused on client facilitation and keeping residual open risk exposures to a minimum.
Trading Portfolios  Trading VaR generates from the Global Markets unit of the GB&M business segment. Portfolios are mainly comprised of foreign exchange products, interest rate swaps and precious metals (i.e. gold, silver, platinum) in both North America and emerging markets.
Trading VaR at December 31, 2016 was relatively flat as compared with December 31, 2015 as the Global Markets business in the U.S. continued to focus on customer facilitation and a simplified trading product offering core to HSBC global strategy. Interest rate and credit spread risk comprise the main drivers of exposure.
Daily VaR (trading portfolios), 99 percent 1 day (in millions):

HSBC USA Inc.

The following table summarizes our trading VaR for 2016 and 2015:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At December 31, 2016	$1	$6	$1	$(3)	$5

Full Year 2016
Average	1	5	2	(3)	5
Maximum	3	10	11		9
Minimum	1	2	1		3

At December 31, 2015	$1	$3	$1	$—	$5

Full Year 2015
Average	4	4	7	(9)	6
Maximum	6	10	15		10
Minimum	1	2	1		3

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

Backtesting In 2016, we experienced three backtesting exceptions. The first exception, a profit exception, occurred in March due to a gain from independent price verification. Independent price verification is not captured in the VaR model. The second and third exceptions, both loss exceptions, occurred in November and were driven by large rate movements in the days immediately following the U.S. presidential election.
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
Backtesting of trading VaR against our hypothetical profit and loss (in millions):

HSBC USA Inc.

Stressed VaR Stressed VaR is primarily used for regulatory capital purposes and is integrated into the risk management process to facilitate efficient capital management. Stressed VaR complements other risk measures by providing severe potential losses associated with stressed market conditions. Stressed VaR modeling follows the same approach as VaR discussed above, except Stressed VaR calculates potential loss at a 99 percent confidence level for a one-day holding period based on a one year historical period that is calibrated to the most volatile period for the trading portfolio.
The following table reflects stressed VaR at December 31, 2016 and 2015:

At December 31,	2016	2015
	(in millions)
Stressed Value at Risk (1-day equivalent)	$13	$13
Stressed VaR at December 31, 2016 was flat as compared with December 31, 2015.
Non-trading Portfolios  Non-trading VaR predominantly relates to BSM and represents the potential negative changes in the investment portfolio market value (which includes available for sale and held to maturity assets) and associated hedges. Our investment portfolio holdings are mainly comprised of U.S. Treasuries and U.S. Government agency mortgage-backed securities. Our non-trading VaR exposure is driven by interest rates, mortgage spreads, and asset swap spreads.
Non-trading VaR was higher in 2016 due primarily to a change in our interest rate risk profile as the duration of our U.S. Government agency mortgage-backed securities was extended as interest rates rose during the fourth quarter.
The following table summarizes our non-trading VaR for 2016 and 2015:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At December 31, 2016	$75	$27	$(32)	$70

Full Year 2016
Average	60	24	(9)	76
Maximum	95	29		88
Minimum	35	20		46

At December 31, 2015	$35	$26	$(16)	$47

Full Year 2015
Average	43	29	(21)	52
Maximum	65	37		65
Minimum	28	24		37

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into BSM which has the mandate to centrally manage and hedge it. For a broader discussion on how interest rate risk is managed, please refer to the "Interest Rate Risk Management" section above.
Interest rate swaps used by BSM to hedge the interest rate risk of the investment portfolio and transfer price risk from the banking book are typically classified as either a fair value hedge or a cash flow hedge and included within our non-traded VaR. In case there is residual market risk that cannot be efficiently and conveniently hedged by BSM they are managed by ALCO in segregated ALCO books. ALCO books risk is calculated and monitored via the same framework described above for the trading books, namely sensitivities, VaR, stress testing and associated limits.
Operational Risk Management Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is relevant to every aspect of our business and covers a wide spectrum of risks. Our strategy is to manage operational risks in a cost effective manner, within targeted levels consistent with the risk appetite. Our Operational Risk Management Framework ("ORMF") ensures minimum standards of governance and organization over operational risk and internal control throughout HSBC USA and covers all our businesses and operations (including all entities, activities, processes, systems and products). During 2016, our risk profile was dominated by compliance and legal risks and the incidence of and response to regulatory proceedings and other adversarial proceedings against financial services firms is significant. We have prioritized resources to develop and execute remedial actions to regulatory matters, including enhancing or adding internal controls and we closely monitor the possible impacts of litigation on our operational risk profile. We are operating under a deferred

HSBC USA Inc.

prosecution agreement with the DOJ, the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"). We have also been served with cease and desist orders from the FRB and the OCC. These orders cite substantial actions needed to correct deficiencies in Compliance, Risk Management, anti-money laundering ("AML") programs and mortgage foreclosure processing. A breach of the U.S. DPA would have a significant impact on us as a whole and could result in parties to the U.S. DPA reinstituting civil or criminal proceedings against us. Failure to close the various cease and desist and/or the consent orders would result in our inability to operate in a compliant manner. We have committed to take or continue to adhere to a number of remedial measures related to the U.S. DPA and regulatory orders.
The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, we face a growing threat of cyber-attacks that continue to increase in sophistication. A failure of our defenses against such attacks could result in financial loss, loss of customer data and other sensitive information which could undermine both our reputation and our ability to attract and retain our customers. We experienced cyber-attacks in 2016, none of which resulted in material financial loss or the loss of customer data. We continue to mature our cyber intelligence capabilities as the cyber threat landscape evolves. These intelligence monitoring capabilities increase our agility and ability to respond with increased detection and response capabilities reducing potential exposure to cyber threats. Regulation is increasing from multiple jurisdictions and perspectives, and is deployed without coordination with other regulators. The SEC's 2016 examination priorities identified internal security program assessment and evaluation as a top concern, the New York State Department of Financial Services issued proposed regulations in September 2016 which would impose significant data and information security requirements and, in October 2016, the FRB, FDIC and OCC issued a joint advance notice of proposed rulemaking on enhanced cyber risk management standards which could require firms to substantially mitigate the risk of a disruption or failure due to a cyber event. This area will continue to be a strong focus of ongoing initiatives to strengthen the control environment and our readiness to respond in the event of an attack.
We have established an independent operational risk management discipline in the United States which is led by the U.S. Head of Operational Risk and Risk Strategy, reporting to the HSBC North America CRO. The mission of the Operational Risk Committee, chaired by the U.S. Head of Operational Risk and Risk Strategy, is to provide governance and strategic oversight of the ORMF, including the identification, assessment, monitoring and appetite of operational risk. Selected results and reports from this committee are communicated to the RMM and subsequently to the Risk Committee of the Board of Directors. Management in the First LoD is responsible for managing and controlling operational risk. In addition, the central Operational Risk function, in conjunction with the other Second LoD subject matter experts, provides functional oversight by coordinating the following activities:

•	developing operational risk policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

•	providing firm-wide operational risk and control reporting;

•	identifying emerging risks;

•	analyze root-cause of large operational risk losses;

•	providing operational risk training and awareness programs for employees throughout the firm;

•	communicating with the First LoD, including the Business Risk and Control Managers, to ensure the ORMF is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments, communicating results to business management and monitoring remedial actions that may be necessary to improve the assessments; and

•	modeling operational risk losses and scenarios for capital management purposes.
Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the ORMF have been communicated by issuance of HSBC standards and procedures. Details and local application of the standards have been documented and communicated by issuance of a U.S. Operational Risk Policy. Key elements of the policy and our ORMF include:

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
Internal audit, which is the Third LoD, provides an important independent check on controls and test institutional compliance with the ORMF. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the ORMF, the effectiveness and accuracy of the risk assessment process, and the loss data collection and reporting activities.
Compliance Risk Management Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
All HSBC employees are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2016, we continued to experience increased levels of compliance risk as regulators and other agencies pursued investigations into historical activities and we continued to work with them in relation to already identified issues. Following the deferred prosecution agreements reached in December 2012 between U.S. authorities and HSBC and HSBC USA in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, along with a related undertaking with the U.K.'s PRA, management has responded to extensive interviews and data requests and continues to enhance our controls.
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
Our governance framework for compliance risk includes two leadership roles, the U.S. Head of FCC and the U.S. Head of Regulatory Compliance, both with particular expertise and experience in U.S. laws and regulations.
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
Within the U.S., the Compliance Committee of the Board of Directors oversees the remediation of the compliance risk management program. The Regulatory Compliance function is led by the HSBC North America CRO. The U.S. Head of FCC reports directly to the HSBC North America CEO and the HSBC Group Head of FCC. This reporting relationship enables the HSBC North America CRO to have direct access to HSBC Group Compliance, HSBC Group Risk and the HSBC North America CEO, as well as allowing for line of business personnel to be independent. The HSBC North America CRO has broad authority from the Board of Directors and senior management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the HSBC North America CRO to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.
We are committed to delivering the highest quality financial products and services to our customers. Critical to our relationship with our customers is their trust in us, as fiduciary, advisor and service provider. That trust is earned not only through superior service, but also through the maintenance of the highest standards of integrity and conduct. We must, at all times, comply with high ethical standards, treat customers fairly, and comply with both the letter and spirit of all applicable laws, codes, rules, regulations and standards of good market practice, and HSBC policies and standards. It is also our responsibility to foster good relations with

HSBC USA Inc.

regulators, recognizing and respecting their role in ensuring adherence with laws and regulations. An important element of this commitment to our customers and shareholder is our compliance risk management program, which is applied enterprise-wide.
Our enterprise-wide program in HSBC North America is designed in accordance with HSBC policy and the principles established by the FRB in Supervision and Regulation Letter 08-8 (SR 08-8) dated October 16, 2008. By leveraging industry-leading practices and taking an enterprise-wide, integrated approach to managing our compliance risks, we can better identify and understand our compliance requirements, monitor our compliance risk profile, and assess and report our compliance performance across the organization. Consistent with the expectations of HSBC North America's regulators, our enterprise-wide compliance risk management program is designed to promote a consistent understanding of roles and responsibilities, as well as consistency in compliance program activities. The program is structured to pro-actively identify as well as quickly react to emerging issues and to, assess, control, measure, monitor and report compliance risks across the company, both within and across business lines, support units, jurisdictions and legal entities.
As a result of HSBC Bank USA entering into a consent cease and desist order with the OCC and our affiliate, HSBC Finance, and our common parent, HSBC North America, entering into a similar consent order with the FRB (together, "the Servicing Consent Orders"), we have submitted plans and continue to review related areas to address the deficiencies noted in the joint examination and described in the Servicing Consent Orders. In January 2017, the OCC terminated its Servicing Consent Order. For additional discussion, see Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.
As a result of HSBC Bank USA entering into a consent cease and desist order with the OCC and our parent, HSBC North America, entering into a consent cease and desist order with the FRB in October 2010 (together, "the AML/BSA Consent Orders") and HSBC Bank USA entering into a consent cease and desist order with the OCC in December 2012 regarding enterprise-wide compliance, we have submitted plans and continue to review related areas to address the deficiencies noted in the AML/BSA Consent Orders and the 2012 OCC consent order. HSBC Bank USA is not currently in full compliance with the 2010 OCC consent cease and desist order. For additional discussion, see Note 27, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements.
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
Fiduciary risks, as defined above, reside in our PB businesses (such as Investment Management, Personal Trust, Security Operation Services) and other business lines outside of PB (such as Corporate Trust) and are ruled/guided primarily (but, not exclusively) by OCC Fiduciary-targeted Regulations (i.e. Regulation 12 CFR 9, Regulation 12 CFR 12). Additionally, Fiduciary Risk also includes risk associated with certain SEC regulated Registered Investment Advisers ("RIA"), which lie outside of the traditional banking regulatory fiduciary risk definitions as described above. HSBC Global Asset Management (USA) Inc. would fall into that category as would HSBC Securities (USA) Inc./Private Client Services. The RIA definition of fiduciary capacity primarily applies in the following circumstances and is ruled/guided primarily (but, not exclusively) by SEC Fiduciary-targeted Regulations (i.e. Investment Advisers Act of 1940 and Investment Company Act of 1940):

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
In addition, fiduciary risk is included in the ORMF to ensure fiduciary risk is managed, monitored and controlled with acceptable risk appetite levels, and to report and escalate elevated fiduciary risks to senior management and the Fiduciary Committee of the Board of Directors. Therefore, fiduciary risk is included in the formal risk and control assessment process (along with other primary operational risks), key risk indicator monitoring, management reporting and governance framework.
Fiduciary risk is governed by the Fiduciary Committee of the Board of Directors. The Fiduciary Committee has established the Fiduciary Risk Management Committee ("FRMC") to carry out the day-to-day activities of managing fiduciary risk. The FRMC is chaired by the U.S. Head of Regulatory Compliance and includes fiduciary business line heads as well as representatives from

HSBC USA Inc.

legal, compliance and audit and other fiduciary support functions. The FRMC also includes a Fiduciary Risk Officer/Specialist who has the requisite expertise to oversee and provide governance and advice on fiduciary risk matters. The Fiduciary Risk Officer/Specialist reports to the U.S. Head of Regulatory Compliance and partners with the lines of business and other functional areas performing these fiduciary activities, as well as interacts with regulators, on fiduciary matters. The Fiduciary Risk Officer/Specialist is also Co-Chair and Secretary of the FRMC.
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
We tolerate a limited degree of reputational risk arising from business activities or association where foreseeable reputational risk has been escalated to the appropriate level of management, carefully considered and/or mitigated and is determined to fall to acceptable risk thresholds as defined by the HSBC Group risk appetite statement. Since reputational risk can arise from all aspects of operations and activities, all businesses and functions are required to articulate and track reputational risk.
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
The RMM provides governance and oversight of reputational risk. The monthly Risk map process assesses the level and direction of reputational risk and helps ensure appropriate management action is taken when necessary. The Risk map is a reporting tool where management assesses the overall level and direction of several distinct risk categories, including management action necessary to control or address risks outside of an acceptable level or risk appetite. Each business reviews transactions via the Reputational Risk and Client Selection Committee ("RRCSC") that may adversely affect our public perception. The RRCSC is chaired by a senior risk executive and is comprised of senior members from the business, legal, compliance, credit risk and other invited parties. The RRCSC is responsible for reviewing the individual merits and involved parties in high-risk transactions, and approving or declining transactions based on the potential reputational risks to us. In addition to the RRCSC, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our CEO and senior management of our businesses.
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
Security and Fraud Risk Management  The role of Security and Fraud Risk Management ("SFR") is the protection of people, property, assets and information by reducing the risk to the business from terrorism, crime, incidents/disasters and groups hostile to HSBC interests. To achieve this, SFR is organizationally part of the business it supports and they advise and assist senior executive management who have overall responsibility for security and fraud issues.
Security and fraud risk issues are managed at the HSBC Group level by HSBC Global Security and Fraud Risk. This unit, which has responsibility for information, fraud, contingency, financial intelligence, physical and geopolitical risks are fully integrated within the HSBC Group Risk function. This enables management to identify and mitigate the permutations of these and other non-financial risks to its businesses across the jurisdictions in which we operate.

HSBC USA Inc.

The Information Security Risk function is responsible for ensuring that we have a progressive information protection program that is responsive to current and future threats, enabling business growth, and that all businesses and functions understand and manage the information risks they have.
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
It is important that plans are dynamic and meet all risks, particularly those of an emerging nature such as possible pandemics and cyber-attacks. The ORMF is used to measure our resilience to these risks and is confirmed to HSBC Group and HSBC North America risk committees.
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
The Financial Intelligence Risk function is jointly administered by SFR and FCC. It uses advanced analytics and subject matter expertise to detect indicators of financial crime in our clients and counterparties.
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
Model Risk Management Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared to the intended business use and design objective; and 2) the model could be used incorrectly. In order to manage the risks arising out of the use of incorrect or misused model output or reports, a comprehensive model risk governance framework has been established that provides oversight and challenge to all models across HSBC North America. The framework includes a HSBC North America Model Standards Policy that aligns with model risk management regulations. Each area that uses models maintains model management procedures in accordance with the Model Standards Policy. A HSBC North America model and non-model inventory is maintained and updated on a quarterly basis. In addition, a model risk measurement framework is used to measure, mitigate and monitor model risk across HSBC North America. During 2016, model risk was managed on an ongoing basis by the HSBC North America Model Oversight Committee ("MOC"), which was chaired by the HSBC North America CRO with broad representation from across our businesses and support functions. Based on recent regulatory guidance, in December 2016, the MOC was replaced by a new Model Risk Forum, which is chaired by the HSBC North America CRO and has a similar objective as the MOC although with a clearer focus on individual accountability in the management of model risk.

HSBC USA Inc.

The Independent Model Review ("IMR") function, which reports directly to the HSBC North America CRO, is responsible for providing effective challenge of models and critical processes implemented for use within HSBC North America. Reviews are conducted in-line with supervisory guidance on model risk management issued by the OCC and FRB as well as other applicable internal and regulatory guidelines. Effective challenge is defined as a critical analysis by objective, informed parties who can identify model limitations and assumptions and produce appropriate changes. IMR activities are segregated from the model development process to ensure that incentives are aligned with the function's role to challenge models and identify model limitations, and the authority and access provided by the Board of Directors provides the function with the necessary influence to ensure that its recommendations are acted upon. The independent model review process assesses model development, implementation, use, validation, and governance. IMR scope covers models reported on the HSBC North America model inventory and critical non model processes. Examples of models and processes that IMR reviews include: Credit Risk, Market Risk, Operational Risk, CCAR, ICAAP, Economic Capital, Allowance for Loan and Lease Losses, Loss Forecasting, AML, Counterparty Credit Risk, Interest Rate Risk, Risk Sensitivity, Hedging and Fair Value Adjustment.
Pension Risk Management Pension risk is the risk of increased costs from the post-employment benefit plans that we have established for our employees. Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan. As of January 1, 2013, all future contributions under the Cash Balance formula ceased, thereby eliminating future benefit accruals. At December 31, 2016, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $480 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 20, "Pension and Other Postretirement Benefits," in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Sustainability Risk Management Sustainability risk is the risk that financial services provided to customers indirectly result in unacceptable impacts on people or on the environment. Sustainability risk is measured by assessing the potential sustainability effect of a customer's activities and assigning a sustainability risk rating. Sustainability risk is monitored by the RMM as well as Global Sustainability Risk. Sustainability risk managers in the Wholesale Credit Risk function, with input from Global Corporate Sustainability, are responsible for advising our businesses on managing environmental and social risks. The Wholesale Credit Risk function's responsibilities in relation to sustainability risk include:

•
overseeing our sustainability risk standards, our application of the Equator Principles and our sustainability policies (covering agricultural commodities, chemicals, defense, energy, forestry, freshwater infrastructure, mining and metals, and World Heritage Sites);

•
undertaking an independent review of transactions, including escalating transactions to Group Sustainability Risk where sustainability risks are assessed to be high and approving transactions where sustainability risks are of a lower magnitude; and

•	providing training and capacity building within our businesses to ensure sustainability risks are identified and mitigated consistently.

GLOSSARY OF TERMS

Balance Sheet Management – Is responsible for managing our liquidity and funding. Balance Sheet Management ("BSM") also manages our structural interest rate position within a limit structure.
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

HSBC USA Inc.

First Line of Defense or First LoD – Part of the Three Lines of Defense ("LoD") model for managing risk. The First LoD is predominately comprised of management who are accountable and responsible for their day to day activities, processes and controls. The First LoD must ensure all key risks within their activities and operations are identified, mitigated and monitored by an appropriate control environment that is commensurate with our risk appetite.
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
Group Reporting Basis – A measure of reporting results using financial information prepared on the basis of HSBC Group's accounting and reporting policies which apply International Financial Reporting Standards as issued by the International Accounting Standards Board and as endorsed by the European Union.
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
Private Label Credit Card – A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant's name. The private label credit card portfolio was sold to Capital One on May 1, 2012.
Private Label Card Receivable Portfolio – Loan and credit card receivable portfolio acquired from HSBC Finance on December 29, 2004. New loan originations subsequent to the initial purchase were purchased daily by HSBC Bank USA. The private label card receivable portfolio was sold to Capital One on May 1, 2012.
Rate of Return on Common Equity – Net income, reduced by preferred dividends, divided by average common equity for a given period.
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
REO – Real Estate Owned

HSBC USA Inc.

SEC – The Securities and Exchange Commission.
Second Line of Defense or Second LoD – Part of the Three LoD model for managing risk. The Second LoD is predominately comprised of various functions, such as Finance, Legal, Risk, Compliance and Human Resources, whose role is to ensure that we are operating in line with our risk appetite. These functions must also maintain and monitor controls for which they are directly responsible.
Secured Financing – A Collateralized Funding Transaction in which the interests in a dedicated pool of consumer receivables, typically credit card, auto or personal non-credit card receivables, are sold to a special purpose entity which then issues securities that are sold to investors. These transactions do not receive sale treatment.
Tangible Common Equity to Total Tangible Assets – Common equity less goodwill, other intangibles, unrealized gains and losses on cash flow hedging instruments, postretirement benefit plan adjustments, and unrealized gains and losses on available-for-sale securities expressed as a percentage of total assets less goodwill and other intangibles.
TDR Loans – Troubled debt restructurings, which are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition.
Third Line of Defense or Third LoD – Part of the Three LoD model for managing risk. The Third LoD is comprised of Internal Audit, who provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks as well as the management of the risks and controls by the First LoD and control oversight by the Second LoD.
Three Lines of Defense Model – This model is used to manage our risk environment and defines who is responsible to identify, assess, measure, manage, monitor and mitigate risk. It encourages collaboration and enables efficient coordinate of risk and control activities.
Total Equity to Total Assets – Total equity expressed as a percentage of total assets as of a given date.
U.S. GAAP – Generally accepted accounting principles in the United States.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of $1 million, $12 million and $15 million during the years ended December 31, 2016, 2015 and 2014, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the years ended December 31, 2016, 2015 and 2014 included fees of $80 million, $68 million and $65 million, respectively.

HSBC USA Inc.

	2016			2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$31,999	$165.52%		$32,195	$84.26%		$25,505	$67.27%
Federal funds sold and securities purchased under resale agreements	12,881	200	1.55	5,077	24.47		1,401	10.69
Trading securities	11,556	262	2.27	11,916	340	2.86	11,568	253	2.19
Securities	52,469	957	1.82	48,899	910	1.86	47,800	783	1.64
Loans:
Commercial	61,401	1,537	2.50	63,235	1,366	2.16	52,987	1,195	2.26
Consumer:
Residential mortgages	18,001	596	3.31	17,274	571	3.31	16,225	551	3.39
Home equity mortgages	1,506	52	3.45	1,682	55	3.28	1,893	64	3.38
Credit cards	668	71	10.63	678	74	10.90	687	70	10.18
Other consumer	476	28	5.88	509	30	5.70	534	28	5.28
Total consumer	20,651	747	3.62	20,143	730	3.62	19,339	713	3.69
Total loans	82,052	2,284	2.78	83,378	2,096	2.51	72,326	1,908	2.64
Other	2,394	43	1.80	2,759	59	2.13	3,214	41	1.29
Total interest earning assets	$193,351	$3,911	2.02%	$184,224	$3,513	1.91%	$161,814	$3,062	1.89%
Allowance for credit losses	(1,012)			(679)			(600)
Cash and due from banks	998			898			947
Other assets	13,855			14,619			20,291
Total assets	$207,192			$199,062			$182,452
Liabilities and Equity
Domestic deposits:
Savings deposits	$50,949	$135.26%		$46,790	$99.21%		$42,697	$52.12%
Time deposits	25,594	264	1.03	26,904	142.53		18,194	81.44
Other interest bearing deposits	7,827	10.13		4,401	5.10		4,124	4.11
Foreign deposits:
Foreign banks deposits	8,747	45.51		7,332	9.13		6,933	2.03
Other interest bearing deposits	4,099	14.34		3,843	5.13		5,177	6.12
Total interest bearing deposits	97,216	468.48		89,270	260.29		77,125	145.19
Short-term borrowings	10,153	79.78		13,576	46.34		20,151	36.18
Long-term debt	36,204	864	2.39	31,643	709	2.24	24,192	650	2.69
Total interest bearing deposits and debt	143,573	1,411.98		134,489	1,015.76		121,468	831.69
Tax liabilities and other	821	15	1.83	654	16	2.29	911	(88)	(9.61)
Total interest bearing liabilities	$144,394	$1,426.99%		$135,143	$1,031.76%		$122,379	$743.61%
Net interest income/Interest rate spread		$2,485	1.03%		$2,482	1.15%		$2,319	1.28%
Noninterest bearing deposits	31,682			32,244			30,495
Other liabilities	10,168			11,699			12,719
Total equity	20,948			19,976			16,859
Total liabilities and equity	$207,192			$199,062			$182,452
Net interest margin on average earning assets			1.28%			1.35%			1.43%
Net interest income to average total assets			1.20%			1.25%			1.27%

HSBC USA Inc.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions "Interest Rate Risk Management" and "Market Risk Management."

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC USA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of HSBC USA Inc. and its subsidiaries (the Company) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 21, 2017

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC USA Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows of HSBC USA Inc. and subsidiaries (the Company), a wholly-owned subsidiary of HSBC Holdings plc, for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP
New York, New York
February 23, 2015

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest income:
Loans	$2,284	$2,096	$1,908
Securities	956	898	768
Trading securities	262	340	253
Short-term investments	365	108	77
Other	43	59	41
Total interest income	3,910	3,501	3,047
Interest expense:
Deposits	468	260	145
Short-term borrowings	79	46	36
Long-term debt	864	709	650
Other	15	16	(88)
Total interest expense	1,426	1,031	743
Net interest income	2,484	2,470	2,304
Provision for credit losses	372	361	188
Net interest income after provision for credit losses	2,112	2,109	2,116
Other revenues:
Credit card fees	52	43	51
Trust and investment management fees	153	170	135
Other fees and commissions	721	743	743
Trading revenue	227	74	105
Net other-than-temporary impairment losses(1)	—	—	(11)
Other securities gains, net	70	48	113
Servicing and other fees from HSBC affiliates	217	213	199
Residential mortgage banking revenue	16	62	112
Gain (loss) on instruments designated at fair value and related derivatives	(71)	264	75
Other income (loss)	(53)	55	84
Total other revenues	1,332	1,672	1,606
Operating expenses:
Salaries and employee benefits	981	1,000	930
Support services from HSBC affiliates	1,363	1,435	1,549
Occupancy expense, net	231	230	227
Other expenses	651	556	718
Total operating expenses	3,226	3,221	3,424
Income before income tax	218	560	298
Income tax expense (benefit)	89	230	(56)
Net income	$129	$330	$354

(1)
During 2016 and 2015, there were no other-than-temporary impairment ("OTTI") losses on securities recognized in other revenues and no OTTI losses in the non-credit component of securities recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. During 2014, OTTI losses on securities held-to-maturity totaling $11 million were recognized in other revenues. There were no OTTI losses in the non-credit component of such impaired securities recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2016	2015	2014
	(in millions)
Net income	$129	$330	$354
Net change in unrealized gains (losses), net of tax:
Investment securities	(227)	(392)	176
Other-than-temporarily impaired debt securities held-to-maturity	—	—	60
Derivatives designated as cash flow hedges	13	(14)	(73)
Pension and post-retirement benefit plans	3	—	(5)
Total other comprehensive income (loss)	(211)	(406)	158
Comprehensive income (loss)	$(82)	$(76)	$512

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

At December 31,	2016	2015
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,235	$968
Interest bearing deposits with banks	20,238	7,478
Federal funds sold and securities purchased under agreements to resell (includes $770 million designated under fair value option at December 31, 2016)	30,023	19,847
Trading assets	16,850	17,085
Securities available-for-sale	36,910	35,773
Securities held-to-maturity (fair value of $12.8 billion and $14.2 billion at December 31, 2016 and 2015, respectively)	12,809	14,024
Loans	73,875	82,917
Less – allowance for credit losses	1,017	912
Loans, net	72,858	82,005
Loans held for sale (includes $725 million and $151 million designated under fair value option at December 31, 2016 and 2015, respectively)	1,809	2,185
Properties and equipment, net	202	230
Intangible assets, net	34	181
Goodwill	1,612	1,612
Other assets	6,721	6,890
Total assets	$201,301	$188,278
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$26,932	$29,693
Interest bearing (includes $7.5 billion and $6.9 billion designated under fair value option at December 31, 2016 and 2015, respectively)	86,389	77,259
Foreign deposits:
Noninterest bearing	741	747
Interest bearing	15,186	10,880
Total deposits	129,248	118,579
Short-term borrowings (includes $2.7 billion and $2.0 billion designated under fair value option at December 31, 2016 and 2015, respectively)	5,101	4,995
Long-term debt (includes $10.4 billion and $9.2 billion designated under fair value option at December 31, 2016 and 2015, respectively)	37,739	33,509
Total debt	172,088	157,083
Trading liabilities	4,908	7,455
Interest, taxes and other liabilities	3,950	3,215
Total liabilities	180,946	167,753
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 and 21,447,500 shares issued and outstanding at December 31, 2016 and 2015, respectively)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both December 31, 2016 and 2015)	—	—
Additional paid-in capital	18,148	18,169
Retained earnings	1,560	1,498
Accumulated other comprehensive loss	(618)	(407)
Total common equity	19,090	19,260
Total equity	20,355	20,525
Total liabilities and equity	$201,301	$188,278

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at December 31, 2016 and 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 24, "Variable Interest Entities," for additional information.

HSBC USA Inc.

At December 31,	2016	2015
	(in millions)
Assets
Other assets	$231	$320
Total assets	$231	$320
Liabilities
Long-term debt	$79	$92
Interest, taxes and other liabilities	60	68
Total liabilities	$139	$160

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

Year Ended December 31,	2016	2015	2014
	(dollars are in millions)
Preferred stock
Balance at beginning of period	$1,265	$1,565	$1,565
Preferred stock issuance	1,265	—	—
Preferred stock redemption	(1,265)	(300)	—
Balance at end of period	1,265	1,265	1,565
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	18,169	14,170	14,106
Excess of consideration received over book value on sale of London Branch precious metals business to an HSBC affiliate, net of tax	—	—	60
Capital contribution from parent	—	4,000	—
Employee benefit plans	(21)	(1)	4
Balance at end of period	18,148	18,169	14,170
Retained earnings
Balance at beginning of period	1,498	1,233	952
Net income	129	330	354
Cash dividends declared on preferred stock	(67)	(65)	(73)
Balance at end of period	1,560	1,498	1,233
Accumulated other comprehensive loss
Balance at beginning of period	(407)	(1)	(159)
Other comprehensive income (loss), net of tax	(211)	(406)	158
Balance at end of period	(618)	(407)	(1)
Total common equity	19,090	19,260	15,402
Total equity	$20,355	$20,525	$16,967

Shares of preferred stock
Number of shares at beginning of period	21,447,500	25,947,500	25,947,500
Number of shares of preferred stock issued to parent	1,265	—	—
Number of shares of preferred stock redeemed	(21,447,500)	(4,500,000)	—
Number of shares at end of period	1,265	21,447,500	25,947,500
Shares of common stock
Number of shares at beginning of period	714	713	713
Number of shares of common stock issued to parent	—	1	—
Number of shares at end of period	714	714	713

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2016	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$129	$330	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(45)	158	142
Provision for credit losses	372	361	188
Deferred income tax provision	(140)	190	185
Other-than-temporary impairment related to securities held-to-maturity	—	—	11
Net realized gains on securities available-for-sale	(70)	(48)	(122)
Realized losses on securities held-to-maturity	—	—	9
Net change in other assets and liabilities	1,726	386	180
Net change in loans held for sale:
Originations and purchases of loans held for sale	(2,398)	(2,145)	(1,515)
Sales and collections of loans held for sale	2,581	2,371	1,500
Net change in trading assets and liabilities	(2,312)	3,298	5,091
Lower of amortized cost or fair value adjustments on loans held for sale	83	14	2
Gain (loss) on instruments designated at fair value and related derivatives	71	(264)	(75)
Net cash provided by (used in) operating activities	(3)	4,651	5,950
Cash flows from investing activities
Net change in interest bearing deposits with banks	(12,760)	23,329	(11,193)
Net change in federal funds sold and securities purchased under agreements to resell	(10,176)	(18,434)	706
Securities available-for-sale:
Purchases of securities available-for-sale	(22,815)	(23,375)	(19,012)
Proceeds from sales of securities available-for-sale	19,462	15,149	29,839
Proceeds from maturities of securities available-for-sale	1,930	1,954	3,857
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,538)	(2,993)	(1,875)
Proceeds from sales of securities held-to-maturity	—	—	67
Proceeds from maturities of securities held-to-maturity	2,704	2,408	762
Change in loans:
Originations, net of collections	7,391	(7,145)	(11,416)
Loans sold to third parties	1,621	13	852
Cash received in sale of London Branch precious metals business to an affiliate	—	—	98
Net cash used for acquisitions of properties and equipment	(32)	(43)	(38)
Other, net	111	(386)	34
Net cash used in investing activities	(14,102)	(9,523)	(7,319)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2016	2015	2014
	(in millions)
Cash flows from financing activities
Net change in deposits	10,525	2,472	3,327
Debt:
Net change in short-term borrowings	110	(7,806)	(6,340)
Issuance of long-term debt	8,694	16,586	8,067
Repayment of long-term debt	(4,869)	(9,937)	(3,686)
Preferred stock issuance	1,265	—	—
Preferred stock redemption	(1,265)	(300)	—
Capital contribution from parent	—	4,000	—
Other increases (decreases) in capital surplus	(21)	(1)	4
Dividends paid	(67)	(65)	(73)
Net cash provided by financing activities	14,372	4,949	1,299
Net change in cash and due from banks	267	77	(70)
Cash and due from banks at beginning of period	968	891	961
Cash and due from banks at end of period	$1,235	$968	$891

Supplemental disclosure of cash flow information
Interest paid during the period	$1,446	$942	$752
Net income taxes paid (refunded) during the period	(289)	354	31
Supplemental disclosure of non-cash investing activities
Transfer of loans to held for sale, net	1,588	1,850	316
Transfer of other assets to loans held for sale	78	—	—
Transfer of securities available-for-sale to securities held-to-maturity	—	—	10,985
Fair value of properties added to real estate owned upon foreclosure	41	40	50

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	134	15	Fair Value Option	178
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	135	16	Income Taxes	181
3	Trading Assets and Liabilities	145	17	Preferred Stock	184
4	Securities	146	18	Accumulated Other Comprehensive Income (Loss)	185
5	Loans	152	19	Share-Based Plans	186
6	Allowance for Credit Losses	163	20	Pension and Other Postretirement Benefits	186
7	Loans Held for Sale	165	21	Related Party Transactions	188
8	Properties and Equipment, Net	166	22	Business Segments	191
9	Intangible Assets	166	23	Retained Earnings and Regulatory Capital Requirements	197
10	Goodwill	167	24	Variable Interest Entities	198
11	Deposits	168	25	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	201
12	Short-Term Borrowings	169	26	Fair Value Measurements	207
13	Long-Term Debt	170	27	Litigation and Regulatory Matters	223
14	Derivative Financial Instruments	171	28	Financial Statements of HSBC USA Inc. (Parent)	233

1. Organization

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). Prior to November 15, 2016, HSBC USA was owned by HSBC North America Inc. ("HNAI"), an indirect wholly owned subsidiary of HSBC North America which was dissolved. HSBC USA (together with its subsidiaries, "HUSI") may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our."
Through our subsidiaries, we offer a comprehensive range of consumer and commercial banking products and related financial services. HSBC Bank USA, National Association ("HSBC Bank USA"), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 17 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in Europe, Asia and Latin America. Our customers include individuals, including high net worth and ultra-high net worth individuals, small businesses, corporations, institutions and governments. HSBC Bank USA is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring transactions to meet clients' needs.

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
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities without additional subordinated financial support, or as a group, the holders of equity investment at risk lack either a) the power through voting rights or similar rights to direct the activities of the entity that most significantly impacts the entity's economic performance; or b) the obligation to absorb the entity's expected losses, the right to receive the expected residual returns, or both. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
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
All other securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common equity as a component of accumulated other comprehensive income.
Realized gains and losses on sales of securities available-for-sale and securities held-to-maturity are computed on a specific identified cost basis and are reported in other securities gains, net. When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. For debt securities that we intend to sell or for which it is more likely than not that we will be required to sell before the recovery of its amortized cost basis, the decline in fair value below the security's amortized cost is deemed to be other than temporary and we recognize an other-than-temporary impairment loss in earnings equal to the difference between the security's amortized cost and its fair value. We measure impairment loss for equity securities that are deemed other-than-temporarily impaired in the same manner. For a debt security that we do not intend to sell and for which it is not more likely than not that we will be required to sell prior to recovery of its amortized cost basis, but for which we nonetheless do not expect to recover the entire amortized cost basis of the security, we recognize the portion of the decline in the security's fair value below its amortized cost that represents a credit loss as an other-than-temporary impairment in earnings and the remaining portion of the decline as an other-than-temporary impairment in other comprehensive income. For these debt securities, a new cost basis is established, which reflects the amount of the other-than-temporary impairment loss recognized in earnings.
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

HSBC USA Inc.

For individually assessed commercial loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and TDR Loans. Problem commercial loans are assigned various obligor grades, which are used in the allowance for credit losses methodology. In assigning the obligor ratings to a particular loan, among the risk factors considered are the obligor's debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates.
Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. This methodology uses the probability of default from the customer risk rating assigned to each counterparty together with the estimated loss emergence period (estimate of the period of time between a loss occurring and the confirming event of its charge-off) of the separate portfolios. The "Loss Given Default" rating assigned to each transaction or facility is based on the collateral securing the transaction and the measure of exposure based on the transaction. Specifically, the presence of collateral (secured vs. unsecured), the loan-to-value ratio and the quality of the collateral are the primary drivers of Loss Given Default. A separate reserve for credit losses associated with off-balance sheet exposures, including unfunded lending commitments such as letters of credit, guarantees to extend credit and financial guarantees, is also maintained which is recorded as a component of other expense and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge-off experience by loan and industry type in relation to internal customer credit grading.
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
In addition, loss reserves on consumer and commercial loans are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical calculations or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing the allowance for credit losses on loans include, as appropriate, growth, including expansion into new lending markets and customer concentrations, product mix and risk selection, unemployment rates, bankruptcy trends, loan product features such as adjustable rate loans, economic conditions such as industry and business performance and trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, model imprecision, changes in underwriting practices, current levels of charge-off and delinquencies, changes in laws and regulations, customer concentration and other factors which can affect payment patterns on outstanding loans such as natural disasters. We also consider key ratios such as allowance as a percentage of loans, allowance as a percentage of nonperforming loans and allowance as a percentage of net charge-offs in developing our allowance estimates.
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

(1)
Values are determined based upon broker price opinions or appraisals which are updated at least every 180 days less estimated costs to sell. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional downward adjustments are recorded as necessary. Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time. In determining the appropriate amounts to charge-off when a property is acquired in exchange for a loan, we do not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral is held because these losses result from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date.

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
Loans Held for Sale  Loans are classified as held for sale when they are not expected to be held for the foreseeable future because of management's lack of intent to hold. With the exception of certain commercial loans for which the fair value option has been elected, loans classified as held for sale are recorded at the lower of amortized cost or estimated fair value, which is not in excess of their aggregate carrying value at the time of designation. The fair value estimates of consumer loans are determined primarily using the discounted cash flow method with estimated inputs in prepayment rates, default rates, loss severity, and market rate of return while the fair value estimates of commercial loans held for sale are determined primarily using observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where available, we measure held for sale residential mortgage whole loans based on transaction prices of similar loan portfolios observed in the whole loan market with adjustments made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics. For loans other than those classified as nonaccrual, interest income is determined by applying each loan's contractual rate to the loan's outstanding customer balance, exclusive of unearned income, deferred fees, deferred costs, premium and discount. Periodic adjustments to fair value are recognized in other income in the consolidated statement of income except for those related to residential mortgage loans held for sale that we originate which are recorded as a component of residential mortgage banking revenue.
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
Mortgage Servicing Rights  During the fourth quarter of 2016, we completed the sale of our remaining residential mortgage servicing rights ("MSRs") to a third party. Previously, MSRs were measured at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occurred.
MSRs were subject primarily to interest rate risk, in that their fair value would fluctuate as a result of changes in the interest rate environment. Fair value was determined based upon the application of valuation models and other inputs. The valuation models incorporated assumptions market participants would use in estimating future cash flows. These assumptions included expected prepayments, default rates and market based option adjusted spreads.
We used certain derivative financial instruments, including futures, options and interest rate swaps, to protect against a decline in the economic value of MSRs. These instruments were not designated as qualifying hedges and were therefore recorded as trading assets that are marked-to-market through earnings.
Goodwill  Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment at a minimum on an annual basis at the reporting unit level using discounted cash flow and market approaches. The market approach focuses on valuation multiples for reasonably similar publicly traded companies and also considers recent market transactions, while the discounted cash flows method utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment is reviewed as of an interim date if circumstances indicate that it is more likely than not that the carrying amount of a reporting unit is above fair value. The carrying amount of a reporting unit is determined on the basis of capital invested in the unit including attributable goodwill. We determine the invested capital of a reporting unit by applying to the reporting unit's risk weighted assets a capital charge consistent with Basel III requirements, and additionally, allocating to each reporting unit the remaining carrying amount of HUSI's net assets. Accordingly, the entire carrying amount of HUSI's net assets

HSBC USA Inc.

is allocated to our reporting units. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.
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
Embedded Derivatives  We may acquire or originate a financial instrument that contains a derivative instrument embedded within it. Upon origination or acquisition of any such instrument, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the principal component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.
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
Interest Rate Lock Commitments  We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). The interest rate lock commitments on residential mortgage loans that are classified as held for sale are considered to be derivatives and are recorded at fair value in other assets or other liabilities in the consolidated balance sheet. Changes in fair value are recorded in residential mortgage banking revenue in the consolidated statement of income.
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

HSBC USA Inc.

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
We recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income and recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income.
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
New Accounting Pronouncements
The following new accounting pronouncement was adopted effective January 1, 2016:

•
Amendments to the Consolidation Analysis In February 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which rescinds the deferral of VIE consolidation guidance for reporting entities with interests in certain investment funds and provides a new scope exception to registered money market funds and similar unregistered money market funds. The ASU makes several other amendments including a) the elimination of certain criteria previously used for determining whether fees paid to a decision maker represent a variable interest; b) revising the consolidation model for limited partnerships and similar entities which could be variable interest entities or voting interest entities; c) excluding certain fees paid to a decision maker from the risk and benefit test in the primary beneficiary determination if certain conditions are met; and d) reduces the application of the related party guidance for VIEs. The adoption of this guidance did not have any impact on our financial position or results of operations; however, one of our unconsolidated limited partnership investments related to renewable energy became a VIE under the new guidance. Disclosure of this unconsolidated VIE is included under the caption "Limited partnership investments" in Note 24, "Variable Interest Entities."

The following new accounting pronouncements will be adopted in future periods:

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While the ASU as originally issued was scheduled to be effective for all annual and interim periods beginning January 1, 2017, in August 2015, the FASB deferred the effective date by one year. The amendments in the ASU may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative

HSBC USA Inc.

effect of adoption recognized in equity at the date of initial application. We have conducted an analysis of the potential impact the new ASU may have on our operations. We currently believe the scope of the new guidance will be limited to certain revenues classified as fee based income and do not expect the adoption of this guidance will have a significant impact on our financial position or results of operations.

•
Financial Instruments - Classification and Measurement In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. For financial liabilities measured under the fair value option, the ASU requires recognizing the change in fair value attributable to our own credit in other comprehensive income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. The adoption of the guidance relating to financial liabilities measured under the fair value option will have a significant impact on our financial statements and will result in recognizing the change in fair value attributable to our own credit risk in other comprehensive income where previously these amounts were recognized in net income. We have elected to early adopt the new guidance related to financial liabilities measured under the fair value option in the first quarter of 2017, which required a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclassification from retained earnings to accumulated other comprehensive loss of an after tax gain of approximately $174 million as of January 1, 2017. We currently do not anticipate the impact of adopting the remaining guidance in this ASU will have a significant impact on our financial position or results of operations.

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. While we are currently evaluating the impact the new guidance will have on our financial position and results of operations, we currently expect a gross-up of our balance sheet as a result of recognizing lease liabilities and right of use assets. The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts and service contracts which may contain embedded leases. As we have not yet completed our review, it is currently not practicable to quantify the impact of adopting the ASU at this time.

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded as income tax benefit or expense in the income statement and for excess tax benefits to be classified as an operating activity in the statement of cash flows. Under the ASU, entities elect whether to account for forfeitures of awards by either recognizing forfeitures as they occur or by estimating the number of awards expected to be forfeited. Additionally, the ASU allows entities to withhold up to the maximum individual statutory tax rate to cover income taxes on awards and classify the entire awards as equity. Cash paid to satisfy the statutory income tax withholding obligation must be classified as a financing activity in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2017, with early adoption permitted. The amendments in the ASU have various transition requirements with certain amendments required to be applied retrospectively. The adoption of this ASU will not have a material impact on our financial position and results of operations.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit

HSBC USA Inc.

losses on available-for-sale ("AFS") debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, the ASU requires new disclosures, the more significant of which include a) for financial assets measured at cost, information about how an entity developed its allowance, including changes in the factors that influenced the estimate of expected credit losses and the reasons for those changes; b) for financing receivables, further disaggregation of credit quality indicators by year of origination; and c) for AFS debt securities, a rollforward of the allowance for credit losses and an aging analysis of securities that are past due. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have begun our implementation efforts, leveraging our participation in support of HSBC's implementation of IFRS 9 where feasible, to identify key interpretive issues and are assessing existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. While we are currently evaluating the impact the new guidance will have on our financial position and results of operations, it is currently not practicable to quantify the impact of adopting the ASU at this time, as we have not yet completed our review. The extent of any impact to our allowance will depend, in part, upon the composition of our loan and held to maturity securities portfolios at the adoption date as well as economic conditions and loss forecasts at that date.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that provides targeted amendments to clarify how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, the portion of the cash payments attributable to accreted interest for the settlement of zero-coupon bonds should be classified as cash outflows for operating activities rather than cash outflows for financing activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented, with early adoption permitted. We are currently evaluating the impact of adopting this ASU. While the new guidance will result in a change in classification in the statement of cash flows, it will not have any impact on our financial position or results of operations.

•
Statement of Cash Flows - Restricted Cash In November 2016, the FASB issued an ASU that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented, with early adoption permitted. We are currently evaluating the impact of adopting this ASU. While the new guidance will result in a change in classification in the statement of cash flows, it will not have any impact on our financial position or results of operations.

•
Business Combinations - Clarifying the Definition of a Business In January 2017, the FASB issued an ASU which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in the ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The ASU is effective for all annual and interim periods beginning January 1, 2018 and should be applied prospectively.

•
Goodwill Impairment Testing In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by removing step 2 of the goodwill impairment test. Under step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will now be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The ASU is effective for all annual and interim periods beginning January 1, 2020 and is required to be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The adoption of this guidance is not expected to have a significant impact on the results of our goodwill impairment testing, our financial position or results of operations.

There have been no additional accounting pronouncements issued that are expected to have or could have a significant impact on our financial position or results of operations.

HSBC USA Inc.

3.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

At December 31,	2016	2015
	(in millions)
Trading assets:
U.S. Treasury	$3,560	$3,088
U.S. Government agency issued or guaranteed	24	13
U.S. Government sponsored enterprises	222	154
Obligations of U.S. states and political subdivisions	—	559
Asset-backed securities	365	424
Corporate and foreign bonds	6,481	6,899
Other securities	15	18
Precious metals	1,772	780
Derivatives, net	4,411	5,150
Total trading assets	$16,850	$17,085
Trading liabilities:
Securities sold, not yet purchased	$1,060	$399
Payables for precious metals	62	650
Derivatives, net	3,786	6,406
Total trading liabilities	$4,908	$7,455
At December 31, 2016 and 2015, the fair value of derivatives included in trading assets is net of $4,462 million and $4,652 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At December 31, 2016 and 2015, the fair value of derivatives included in trading liabilities is net of $3,826 million and $1,530 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 14, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

4. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$21,366	$102	$(559)	$20,909
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,535	4	(122)	4,417
Collateralized mortgage obligations	2,139	—	(36)	2,103
Direct agency obligations	3,709	118	(10)	3,817
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,102	2	(58)	3,046
Collateralized mortgage obligations	1,370	2	(15)	1,357
Direct agency obligations	423	1	(4)	420
Asset-backed securities collateralized by:
Home equity	69	—	(8)	61
Other	108	—	(3)	105
Foreign debt securities(1)	522	—	(1)	521
Equity securities	159	—	(5)	154
Total available-for-sale securities	$37,502	$229	$(821)	$36,910
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,465	$11	$(9)	$2,467
Collateralized mortgage obligations	1,591	59	(12)	1,638
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,557	11	(10)	2,558
Collateralized mortgage obligations	6,176	34	(56)	6,154
Obligations of U.S. states and political subdivisions	15	1	—	16
Asset-backed securities collateralized by residential mortgages	5	—	—	5
Total held-to-maturity securities	$12,809	$116	$(87)	$12,838

HSBC USA Inc.

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$17,026	$142	$(270)	$16,898
U.S. Government sponsored enterprises:
Mortgage-backed securities	1,451	2	(12)	1,441
Collateralized mortgage obligations	159	—	(5)	154
Direct agency obligations	4,136	133	(26)	4,243
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,645	9	(145)	10,509
Collateralized mortgage obligations	1,293	11	(4)	1,300
Obligations of U.S. states and political subdivisions	340	8	—	348
Asset-backed securities collateralized by:
Commercial mortgages	9	—	—	9
Home equity	83	—	(8)	75
Other	110	—	(21)	89
Foreign debt securities(1)	548	—	(2)	546
Equity securities	161	3	(3)	161
Total available-for-sale securities	$35,961	$308	$(496)	$35,773
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,945	$20	$(9)	$2,956
Collateralized mortgage obligations	1,755	73	(5)	1,823
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,269	19	(11)	3,277
Collateralized mortgage obligations	6,029	63	(11)	6,081
Obligations of U.S. states and political subdivisions	19	1	—	20
Asset-backed securities collateralized by residential mortgages	7	1	—	8
Total held-to-maturity securities	$14,024	$177	$(36)	$14,165

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses were higher within the available-for-sale portfolio in 2016 due primarily to increasing yields on U.S. Treasury and U.S. Government sponsored enterprises mortgage-backed securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at December 31, 2016 and 2015 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
December 31, 2016	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	40	$(378)	$13,707	32	$(181)	$3,908
U.S. Government sponsored enterprises	316	(155)	6,474	18	(13)	427
U.S. Government agency issued or guaranteed	57	(66)	3,941	7	(11)	252
Asset-backed securities	—	—	—	8	(11)	166
Foreign debt securities	7	—	343	1	(1)	178
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	421	$(604)	$24,619	66	$(217)	$4,931
Securities held-to-maturity:
U.S. Government sponsored enterprises	434	$(21)	$2,013	45	$—	$21
U.S. Government agency issued or guaranteed	179	(65)	4,734	503	(1)	112
Obligations of U.S. states and political subdivisions	1	—	—	3	—	—
Securities held-to-maturity	614	$(86)	$6,747	551	$(1)	$133

	One Year or Less			Greater Than One Year
December 31, 2015	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	52	$(227)	$11,046	5	$(43)	$924
U.S. Government sponsored enterprises	164	(30)	1,451	19	(13)	282
U.S. Government agency issued or guaranteed	62	(141)	9,725	3	(8)	101
Obligations of U.S. states and political subdivisions	4	—	16	3	—	45
Asset-backed securities	1	—	9	8	(29)	164
Foreign debt securities	3	(2)	351	—	—	—
Equity securities	1	(3)	156	—	—	—
Securities available-for-sale	287	$(403)	$22,754	38	$(93)	$1,516
Securities held-to-maturity:
U.S. Government sponsored enterprises	312	$(14)	$1,143	49	$—	$—
U.S. Government agency issued or guaranteed	145	(22)	3,303	657	—	20
Obligations of U.S. states and political subdivisions	1	—	—	3	—	1
Securities held-to-maturity	458	$(36)	$4,446	709	$—	$21
Although the fair value of a particular security is below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At December 31, 2016 and 2015, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required

HSBC USA Inc.

to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
We use a standard valuation model to measure the credit loss for non-U.S. Government asset-backed securities. The valuation model captures the composition of the underlying collateral and the cash flow structure of the security. We make reference to external forecasts on key economic data and consider internal assessments on credit quality in developing significant inputs to the impairment model. Significant inputs to the model include delinquencies, collateral types and related contractual features, estimated rates of default, loss given default and prepayment assumptions. Using the inputs, the model estimates cash flows generated from the underlying collateral and distributes those cash flows to respective tranches of securities considering credit subordination and other credit enhancement features. The projected future cash flows attributable to the debt security held are discounted using the effective interest rates determined at the original acquisition date if the security bears a fixed rate of return. The discount rate is adjusted for the floating index rate for securities which bear a variable rate of return, such as LIBOR-based instruments.
During 2016 and 2015, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
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
Other securities gains (losses), net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Year Ended December 31,	2016	2015	2014
	(in millions)
Gross realized gains	$142	$126	$201
Gross realized losses	(72)	(78)	(79)
Net realized gains	$70	$48	$122

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

HSBC USA Inc.

Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2016 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2016, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2016. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$7,169	1.66%	$10,018	1.97%	$4,179	2.89%
U.S. Government sponsored enterprises	200	3.25	3,146	2.81	1,180	2.41	5,857	2.32
U.S. Government agency issued or guaranteed	—	—	116	2.92	94	2.49	4,685	2.31
Asset-backed securities	—	—	—	—	—	—	177	3.48
Foreign debt securities	276.90		67.00		—	—	179	1.29
Total amortized cost	$476	1.89%	$10,498	2.01%	$11,292	2.02%	$15,077	2.48%
Total fair value	$478		$10,627		$10,978		$14,673
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$299	2.15%	$393	2.78%	$3,364	2.85%
U.S. Government agency issued or guaranteed	—	—	6	1.91	36	3.28	8,691	2.28
Obligations of U.S. states and political subdivisions	3	3.83	3	3.74	5	3.33	4	5.63
Asset-backed securities	—	—	—	—	—	—	5	7.03
Total amortized cost	$3	3.83%	$308	2.16%	$434	2.83%	$12,064	2.44%
Total fair value	$3		$309		$436		$12,090

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $338 million and $631 million, respectively, were included in other assets at December 31, 2016. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $323 million and $632 million, respectively, were included in other assets at December 31, 2015.

HSBC USA Inc.

5. Loans

During the fourth quarter of 2016, we transferred certain customer relationships from CMB to GB&M as discussed further in Note 22, "Business Segments." As a result, we reclassified $4.8 billion of loans from business and corporate banking to global banking at December 31, 2015 to conform with the current year presentation. All tables below have been restated to reflect this reclassification, as applicable.
Loans consisted of the following:

At December 31,	2016	2015
	(in millions)
Commercial loans:
Construction and other real estate	$10,890	$10,000
Business and corporate banking	14,080	14,365
Global banking(1)	26,755	34,720
Other commercial	2,491	3,368
Total commercial	54,216	62,453
Consumer loans:
Residential mortgages	17,181	17,758
Home equity mortgages	1,408	1,600
Credit cards	688	699
Other consumer	382	407
Total consumer	19,659	20,464
Total loans	$73,875	$82,917

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking customers managed by HSBC on a global basis and complex large business customers supported by GB&M relationship managers. Also includes loans to HSBC affiliates which totaled $3,274 million and $4,815 million at December 31, 2016 and 2015, respectively. See Note 21, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5 percent of total equity at either December 31, 2016 or 2015.
Net deferred origination fees totaled $48 million and $62 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, we had a net unamortized premium (discount) on our loans of ($5 million) and $16 million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at December 31, 2016 and 2015. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At December 31, 2016	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$17	$6	$23	$10,867	$10,890
Business and corporate banking	35	9	44	14,036	14,080
Global banking	1	64	65	26,690	26,755
Other commercial	4	7	11	2,480	2,491
Total commercial	57	86	143	54,073	54,216
Consumer loans:
Residential mortgages(2)	402	317	719	16,462	17,181
Home equity mortgages	10	43	53	1,355	1,408
Credit cards	9	10	19	669	688
Other consumer	7	7	14	368	382
Total consumer	428	377	805	18,854	19,659
Total loans	$485	$463	$948	$72,927	$73,875

	Past Due		Total Past Due 30 Days or More
At December 31, 2015	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$31	$33	$64	$9,936	$10,000
Business and corporate banking	36	25	61	14,304	14,365
Global banking	—	—	—	34,720	34,720
Other commercial	—	6	6	3,362	3,368
Total commercial	67	64	131	62,322	62,453
Consumer loans:
Residential mortgages	397	781	1,178	16,580	17,758
Home equity mortgages	15	50	65	1,535	1,600
Credit cards	10	9	19	680	699
Other consumer	7	7	14	393	407
Total consumer	429	847	1,276	19,188	20,464
Total loans	$496	$911	$1,407	$81,510	$82,917

(1)	Loans less than 30 days past due are presented as current.

(2)
The decrease in past due loans at December 31, 2016 reflects the impact of transfers of certain residential mortgage loans to held for sale during 2016. See Note 7, "Loans Held for Sale" for additional details.

HSBC USA Inc.

Contractual Maturities  Contractual maturities of loans were as follows:

	At December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Commercial loans:
Construction and other real estate	$4,041	$1,857	$1,775	$1,397	$958	$862	$10,890
Business and corporate banking	5,225	2,402	2,294	1,806	1,238	1,115	14,080
Global banking	9,927	4,565	4,360	3,431	2,353	2,119	26,755
Other commercial	924	425	406	319	219	198	2,491
Consumer loans:
Residential mortgages	663	430	471	432	444	14,741	17,181
Home equity mortgages(1)	283	433	262	159	101	170	1,408
Credit cards(2)	—	688	—	—	—	—	688
Other consumer	162	218	1	1	—	—	382
Total	$21,225	$11,018	$9,569	$7,545	$5,313	$19,205	$73,875

(1)	Home equity mortgage maturities reflect estimates based on historical payment patterns.

(2)	As credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.
As a substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2016
	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$4,047	$4,777
Receivables at floating or adjustable rates	29,398	14,428
Total	$33,445	$19,205

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

At December 31,	2016	2015
	(in millions)
Nonaccrual loans:
Commercial:
Construction and other real estate	$56	$53
Business and corporate banking	187	167
Global banking	546	44
Other commercial	1	1
Commercial nonaccrual loans held for sale	11	26
Total commercial	801	291
Consumer:
Residential mortgages(1)(2)(3)(4)	435	814
Home equity mortgages(1)(2)	75	71
Consumer nonaccrual loans held for sale(4)	369	3
Total consumer	879	888
Total nonaccruing loans	1,680	1,179
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	10	9
Other consumer	7	7
Total consumer	17	16
Total accruing loans contractually past due 90 days or more	18	17
Total nonperforming loans	$1,698	$1,196

(1)
At December 31, 2016 and 2015, nonaccrual consumer mortgage loans held for investment include $382 million and $768 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	The trend in nonaccrual loans reflects the impact of transfers of certain residential mortgage loans to held for sale during 2016.
The following table provides additional information on our nonaccrual loans:

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$91	$85	$96
Interest income that was recorded on nonaccrual loans and included in interest income during the period	22	22	23

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans' original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the years ended 2016, 2015 and 2014 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during 2016, 2015 and 2014 and as a result of this action became classified as TDR Loans:

Year Ended December 31,	2016	2015	2014
	(in millions)
Commercial loans:
Construction and other real estate	$—	$4	$5
Business and corporate banking	323	162	16
Global banking	—	67	—
Other commercial	—	—	10
Total commercial	323	233	31
Consumer loans:
Residential mortgages	62	168	157
Home equity mortgages	8	4	4
Credit cards	4	4	5
Total consumer	74	176	166
Total	$397	$409	$197
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during 2016, 2015 and 2014 was 1.48 percent, 1.74 percent and 1.64 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	December 31, 2016		December 31, 2015
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$32	$33	$94	$106
Business and corporate banking	300	363	152	165
Global banking	150	152	119	119
Total commercial(3)	482	548	365	390
Consumer loans:
Residential mortgages(4)(5)	708	797	1,060	1,233
Home equity mortgages(4)	27	59	23	50
Credit cards	5	5	5	5
Total consumer	740	861	1,088	1,288
Total TDR Loans(6)	$1,222	$1,409	$1,453	$1,678
Allowance for credit losses for TDR Loans(7):
Commercial loans:
Construction and other real estate	$—		$—
Business and corporate banking	37		24
Global banking	—		—
Total commercial	37		24
Consumer loans:
Residential mortgages	9		33
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	11		35
Total allowance for credit losses for TDR Loans	$48		$59

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $571 million and $88 million at December 31, 2016 and 2015, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $184 million and $112 million at December 31, 2016 and 2015, respectively.

(4)
At December 31, 2016 and 2015, the carrying value of consumer mortgage TDR Loans held for investment includes $672 million and $881 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)
The decrease in TDR Loans at December 31, 2016 reflects the impact of transfers of certain residential mortgage loans to held for sale during 2016. There is no allowance for credit losses associated with loans classified as held for sale as they are carried at the lower of amortized cost or fair value less cost to sell.

(6)	At December 31, 2016 and 2015, the carrying value of TDR Loans includes $645 million and $676 million, respectively, of loans which are classified as nonaccrual.

(7)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Year Ended December 31,	2016	2015	2014
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$69	$136	$224
Business and corporate banking	292	76	24
Global banking	121	44	10
Other commercial	—	—	7
Total commercial	482	256	265
Consumer loans:
Residential mortgages	740	1,017	942
Home equity mortgages	25	21	19
Credit cards	5	6	8
Total consumer	770	1,044	969
Total average balance of TDR Loans	$1,252	$1,300	$1,234
Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$4	$4	$10
Business and corporate banking	8	3	1
Global banking	1	—	—
Total commercial	13	7	11
Consumer loans:
Residential mortgages	25	37	36
Home equity mortgages	1	1	1
Total consumer	26	38	37
Total interest income recognized on TDR Loans	$39	$45	$48
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31,	2016	2015	2014
	(in millions)
Consumer loans:
Residential mortgages	$24	$36	$34
Home equity mortgages	—	1	—
Total consumer	24	37	34
Total	$24	$37	$34
During the years ended 2016, 2015 and 2014, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At December 31, 2016
Construction and other real estate	$2	$41	$43	$1	$45
Business and corporate banking	176	166	342	55	397
Global banking	417	244	661	251	674
Other commercial	1	6	7	1	7
Total commercial	$596	$457	$1,053	$308	$1,123
At December 31, 2015
Construction and other real estate	$2	$108	$110	$1	$125
Business and corporate banking	168	49	217	52	267
Global banking	—	119	119	—	119
Other commercial	1	6	7	1	8
Total commercial	$171	$282	$453	$54	$519

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $482 million and $365 million at December 31, 2016 and 2015, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

Year Ended December 31,	2016	2015	2014
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$83	$151	$241
Business and corporate banking	344	125	48
Global banking	487	44	13
Other commercial	7	7	18
Total average balance of impaired commercial loans	$921	$327	$320
Interest income recognized on impaired commercial loans:
Construction and other real estate	$4	$4	$10
Business and corporate banking	9	4	2
Total interest income recognized on impaired commercial loans	$13	$8	$12

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At December 31, 2016
Construction and other real estate	$445	$152	$1	$598
Business and corporate banking	597	803	58	1,458
Global banking	899	2,478	298	3,675
Other commercial	—	6	1	7
Total commercial	$1,941	$3,439	$358	$5,738
At December 31, 2015
Construction and other real estate	$239	$187	$—	$426
Business and corporate banking	935	615	52	1,602
Global banking	1,075	2,375	12	3,462
Other commercial	1	37	1	39
Total commercial	$2,250	$3,214	$65	$5,529
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2016
Construction and other real estate	$10,834	$56	$—	$10,890
Business and corporate banking	13,892	187	1	14,080
Global banking	26,209	546	—	26,755
Other commercial	2,490	1	—	2,491
Total commercial	$53,425	$790	$1	$54,216
At December 31, 2015
Construction and other real estate	$9,947	$53	$—	$10,000
Business and corporate banking	14,197	167	1	14,365
Global banking	34,676	44	—	34,720
Other commercial	3,367	1	—	3,368
Total commercial	$62,187	$265	$1	$62,453

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At December 31, 2016
Construction and other real estate	$7,857	$3,033	$10,890
Business and corporate banking	6,348	7,732	14,080
Global banking	17,597	9,158	26,755
Other commercial	1,312	1,179	2,491
Total commercial	$33,114	$21,102	$54,216
At December 31, 2015
Construction and other real estate	$8,487	$1,513	$10,000
Business and corporate banking	6,862	7,503	14,365
Global banking	26,622	8,098	34,720
Other commercial	1,883	1,485	3,368
Total commercial	$43,854	$18,599	$62,453

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	December 31, 2016		December 31, 2015
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$765	4.23%	$858	4.83%
Home equity mortgages(1)(2)	46	3.26	56	3.50
Credit cards	14	2.03	13	1.86
Other consumer	11	2.43	11	2.26
Total consumer	$836	4.05%	$938	4.56%

(1)
At December 31, 2016 and 2015, consumer mortgage loan delinquency includes $711 million and $793 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $358 million and $3 million, respectively, relating to loans held for sale.

(2)	At December 31, 2016 and 2015, consumer mortgage loans and loans held for sale include $474 million and $567 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2016
Residential mortgages(1)	$16,746	$435	$—	$17,181
Home equity mortgages	1,333	75	—	1,408
Credit cards	678	—	10	688
Other consumer	375	—	7	382
Total consumer	$19,132	$510	$17	$19,659
At December 31, 2015
Residential mortgages	$16,944	$814	$—	$17,758
Home equity mortgages	1,529	71	—	1,600
Credit cards	690	—	9	699
Other consumer	400	—	7	407
Total consumer	$19,563	$885	$16	$20,464

(1)	The decrease in nonaccrual loans at December 31, 2016 reflects the impact of transfers of certain residential mortgage loans to held for sale during 2016.
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At December 31, 2016 and 2015, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,589 million and $3,645 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

6.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2016, 2015 and 2014:

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Year Ended December 31, 2016
Allowance for credit losses – beginning of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income(2)	—	10	348	(6)	(9)	(1)	26	4	372
Charge-offs(2)(3)	(1)	(110)	(107)	—	(45)	(8)	(30)	(8)	(309)
Recoveries	7	10	—	—	12	5	6	2	42
Net (charge-offs) recoveries	6	(100)	(107)	—	(33)	(3)	(24)	(6)	(267)
Allowance for credit losses – end of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Ending balance: collectively evaluated for impairment	$91	$262	$257	$12	$17	$19	$33	$7	$698
Ending balance: individually evaluated for impairment	1	55	251	1	9	1	1	—	319
Total allowance for credit losses	$92	$317	$508	$13	$26	$20	$34	$7	$1,017

Loans:
Collectively evaluated for impairment(4)	$10,847	$13,738	$26,094	$2,484	$16,165	$1,335	$683	$382	$71,728
Individually evaluated for impairment(5)	43	342	661	7	60	3	5	—	1,121
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	956	70	—	—	1,026
Total loans	$10,890	$14,080	$26,755	$2,491	$17,181	$1,408	$688	$382	$73,875

Year Ended December 31, 2015
Allowance for credit losses – beginning of period	$89	$251	$131	$21	$107	$32	$39	$10	$680
Provision charged (credited) to income	2	215	136	(2)	(15)	(4)	20	9	361
Charge-offs	(10)	(69)	—	(1)	(35)	(8)	(32)	(12)	(167)
Recoveries	5	10	—	1	11	4	5	2	38
Net (charge-offs) recoveries	(5)	(59)	—	—	(24)	(4)	(27)	(10)	(129)
Allowance for credit losses – end of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Ending balance: collectively evaluated for impairment	$85	$355	$267	$18	$35	$23	$31	$9	$823
Ending balance: individually evaluated for impairment	1	52	—	1	33	1	1	—	89
Total allowance for credit losses	$86	$407	$267	$19	$68	$24	$32	$9	$912

Loans:
Collectively evaluated for impairment(4)	$9,890	$14,148	$34,601	$3,361	$16,112	$1,523	$694	$407	$80,736
Individually evaluated for impairment(5)	110	217	119	7	197	5	5	—	660
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,449	72	—	—	1,521
Total loans	$10,000	$14,365	$34,720	$3,368	$17,758	$1,600	$699	$407	$82,917

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Year Ended December 31, 2014
Allowance for credit losses – beginning of period	$108	$105	$75	$20	$186	$49	$50	$13	$606
Provision charged (credited) to income	2	157	64	(7)	(40)	(14)	23	3	188
Charge-offs	(24)	(19)	(8)	(1)	(55)	(13)	(41)	(8)	(169)
Recoveries	3	8	—	9	16	10	7	2	55
Net (charge-offs) recoveries	(21)	(11)	(8)	8	(39)	(3)	(34)	(6)	$(114)
Allowance for credit losses – end of period	$89	$251	$131	$21	$107	$32	$39	$10	$680
Ending balance: collectively evaluated for impairment	$84	$227	$131	$20	$64	$30	$37	$10	$603
Ending balance: individually evaluated for impairment	5	24	—	1	43	2	2	—	77
Total allowance for credit losses	$89	$251	$131	$21	$107	$32	$39	$10	$680

Loans:
Collectively evaluated for impairment(4)	$10,103	$13,788	$30,328	$3,573	$14,926	$1,709	$714	$489	$75,630
Individually evaluated for impairment(5)	197	90	—	8	224	5	6	—	530
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,511	70	—	—	1,581
Total loans	$10,300	$13,878	$30,328	$3,581	$16,661	$1,784	$720	$489	$77,741

(1)
During the fourth quarter of 2016, we transferred certain customer relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in the accompanying consolidated financial statements. As a result, we reclassified $4.8 billion, $3.9 billion and $3.4 billion of loans and $27 million, $24 million and $7 million of allowance for credit losses from business and corporate banking to global banking at December 31, 2015, 2014 and 2013, respectively, to conform with the current year presentation.

(2)
The provision for credit losses and charge-offs for residential mortgage loans during 2016 includes $11 million related to the lower of amortized cost or fair value adjustment attributable to credit factors for loans transferred to held for sale. See Note 7, "Loans Held for Sale," for additional information.

(3)
For collateral dependent loans that are transferred to held for sale, the existing allowance for credit losses at the time of transfer are recognized as a charge-off. We transferred to held for sale certain residential mortgage loans during 2016 and, accordingly, we recognized the existing allowance for credit losses on these loans as additional charge-offs totaling $22 million during 2016.

(4)
Global banking includes loans to HSBC affiliates totaling $3,274 million, $4,815 million and 4,821 million at December 31, 2016, 2015 and 2014, respectively, for which we do not carry an associated allowance for credit losses.

(5)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $672 million, $881 million and $763 million at December 31, 2016, 2015 and 2014, respectively.

HSBC USA Inc.

7. Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2016	2015
	(in millions)
Commercial loans:
Construction and other real estate	$17	$1,895
Global banking	827	200
Total commercial	844	2,095
Consumer loans:
Residential mortgages	890	11
Home equity mortgages	4	—
Other consumer	71	79
Total consumer	965	90
Total loans held for sale	$1,809	$2,185
Commercial Loans In 2016, we sold $1,161 million of commercial real estate loans to a third party and recognized a loss on sale of approximately $3 million, including transaction costs. Upon completion of the sale, certain loans which had a carrying value of $612 million were transferred back to held for investment as we now intend to hold these loans for the foreseeable future.
Global banking loans held for sale includes commercial loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as commercial loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans, which we have elected to designate under the fair value option, totaled $725 million and $151 million at December 31, 2016 and 2015, respectively. See Note 15, "Fair Value Option," for additional information.
Global banking loans held for sale also includes certain loans that we no longer intend to hold for investment and were transferred to held for sale which totaled $102 million and $49 million at December 31, 2016 and 2015, respectively.
We recorded lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale of $35 million, $16 million and $5 million during 2016, 2015 and 2014, respectively, as a component of other income (loss) in the consolidated statement of income.
Consumer Loans As previously disclosed, we continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies, as well as our liquidity, capital and funding requirements. As part of this on-going evaluation, as well as continued market demand for non-performing residential mortgage loans, during 2016 we determined we no longer have the intent to hold for investment certain residential mortgage loans which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. As a result of this decision, during 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $568 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $473 million, including related escrow advances. We recorded an initial lower of amortized cost or fair value adjustment of $45 million associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income. We also recorded $8 million of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of a change in the estimated pricing on specific pools of loans subsequent to the initial transfer. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loan portfolios.
In addition to the residential mortgage loan transfers discussed above, during the third quarter of 2016, we determined we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance"), along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016, we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest. During the third quarter of 2016, we recorded an initial lower of cost or fair value adjustment of $11 million associated with the newly transferred loans, all of which was attributed to credit factors and recorded as a component of the provision for credit losses in the consolidated statement of income. During the fourth quarter of 2016, we recorded $4 million of

HSBC USA Inc.

additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income as a result of a change in the estimated pricing on specific pools of loans. As we plan to sell these loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $3 million at both December 31, 2016 and 2015 which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
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
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $57 million and $13 million at December 31, 2016 and 2015, respectively. The valuation allowance on commercial loans held for sale was $55 million and $21 million at December 31, 2016 and 2015, respectively.

8. Properties and Equipment, Net

Properties and equipment, net is summarized in the following table:

At December 31,	2016	2015
	(in millions)
Land	$8	$8
Buildings and improvements	594	578
Furniture and equipment	142	140
Total	744	726
Accumulated depreciation and amortization	(542)	(496)
Properties and equipment, net	$202	$230
Depreciation and amortization expense totaled $60 million, $59 million and $58 million in 2016, 2015 and 2014, respectively.

9. Intangible Assets

Intangible assets consisted of the following:

At December 31,	2016	2015
	(in millions)
Mortgage servicing rights	$—	$140
Purchased credit card relationships	34	41
Total intangible assets	$34	$181
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
During the fourth quarter of 2016, we sold our remaining MSRs portfolio, which was in run-off for several years, and related servicing advances to a third party. The resulting loss on sale, including transaction costs, was not significant.

HSBC USA Inc.

The following table summarizes MSRs activity during 2016 and 2015:

Year Ended December 31,	2016	2015
	(in millions)
Fair value of MSRs:
Beginning balance	$140	$159
Changes in fair value due to changes in valuation inputs or assumptions	(27)	1
Reductions related to customer payments	(17)	(20)
Reduction related to sale of MSRs	(96)	—
Ending balance	$—	$140
MSRs were subject to credit, prepayment and interest rate risk, in that their value would fluctuate as a result of changes in these economic variables. Interest rate risk was mitigated through an economic hedging program that used securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involved trading activity, risk was quantified and managed using a number of risk assessment techniques.
MSRs were initially measured at fair value at the time that the related loans were sold and remeasured at fair value at each reporting date. Changes in fair value of MSRs were reflected in residential mortgage banking revenue in the period in which the changes occurred. Previously, fair value was determined based upon the application of valuation models and other inputs. The valuation models incorporated assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models was periodically validated by reference to external independent broker valuations and industry surveys.
The following table summarizes the critical assumptions that were used to calculate the fair value of MSRs at December 31, 2015:

At December 31,	2015
Annualized constant prepayment rate	13.8%
Constant discount rate	12.6%
Weighted average life (in years)	4.5
The outstanding principal balance of mortgages serviced for others, which were not included in the consolidated balance sheet, totaled $18,930 million at December 31, 2015.
Servicing fees collected were included in residential mortgage banking revenue and totaled $36 million, $57 million and $68 million during 2016, 2015 and 2014, respectively.
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

10. Goodwill

Goodwill was $1,612 million at both December 31, 2016 and 2015. Included in goodwill for these periods were accumulated impairment losses of $670 million.
During the third quarter of 2016, we completed our annual impairment test of goodwill and determined that the fair value of all of our reporting units exceeded their carrying amounts. During the fourth quarter of 2016, we performed an interim impairment test of the goodwill associated with our Commercial Banking reporting unit as a result of the transfer of certain customer relationships to Global Banking and Markets. As a result of this testing, the fair value of our Commercial Banking reporting unit continued to exceed its carrying value, including goodwill.

HSBC USA Inc.

11. Deposits

Total deposits was $129,248 million and $118,579 million at December 31, 2016 and 2015, respectively, of which $7,526 million and $6,919 million, respectively, were carried at fair value. The following table presents the aggregate amount of time deposit accounts with a minimum of $250,000 at December 31, 2016 and 2015:

At December 31,	2016	2015
	(in millions)
Domestic deposits	$14,419	$16,288
Foreign deposits	4,225	4,038
Total	$18,644	$20,326
The scheduled maturities of all time deposits at December 31, 2016 are summarized in the following table:

	Domestic Deposits	Foreign Deposits	Total
	(in millions)
2017:
0-90 days	$9,911	$1,481	$11,392
91-180 days	2,941	1,448	4,389
181-365 days	2,878	1,321	4,199
	15,730	4,250	19,980
2018	870	1	871
2019	703	1	704
2020	918	1	919
2021	1,184	—	1,184
Later years	3,031	—	3,031
	$22,436	$4,253	$26,689
Overdraft deposits, which are classified as loans, were approximately $442 million and $327 million at December 31, 2016 and 2015, respectively.

HSBC USA Inc.

12.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31,
	2016		Rate	2015		Rate	2014		Rate
	(dollars are in millions)
Securities sold under repurchase agreements(1)	$3,672		1.17%	$2,986		.48%	$7,707		.32%
Average during year		$7,272.72			$9,839.34			$13,498.16
Maximum month-end balance		11,950			14,582			19,254
Commercial paper	1,251		1.20	1,978		.46	4,772		.23
Average during year		2,551.82			3,408.30			4,537.23
Maximum month-end balance		3,687			4,870			4,963
Other	178			31			316
Total short-term borrowings	$5,101			$4,995			$12,795

(1)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2016				2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Quarter end balance	$3,672	$3,986	$3,969	$5,529	$2,986	$5,870	$7,689	$12,217	$7,707	$6,634	$6,481	$19,254
Average quarterly balance	4,593	5,959	10,461	8,117	7,513	6,914	12,761	12,251	8,902	9,106	16,849	19,300

HSBC USA Inc.

13. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates and maturity dates in effect at December 31, 2016 are shown in the below table.

				At December 31,
	Maturity Date Range	Interest Rate Range	Interest Rate Weighted Average	2016	2015
				(in millions)
Issued or acquired by HSBC USA:
Senior debt:
Fixed-rate notes	2017-2024	1.30% - 3.50%	2.20%	$11,423	$11,412
Floating-rate notes	2017-2019	1.24% - 1.88%	1.48%	1,748	2,747
Structured notes	2017-2045	.85% - 3.29%	1.75%	7,849	7,071
Total senior debt				21,020	21,230
Subordinated debt:
Fixed-rate notes	2020-2097	5.00% - 9.30%	6.15%	1,171	1,170
Floating-rate notes	2025	3.13%	3.13%	850	850
Total subordinated debt				2,021	2,020
Mark-to-market adjustment on fair value option debt				337	(62)
Total issued or acquired by HSBC USA				23,378	23,188
Issued or acquired by HSBC Bank USA and its subsidiaries:
Senior debt:
Floating-rate notes	2019-2036	.74% - 2.62%	2.37%	4,031	6
Structured notes	2017-2040	.92% - 2.35%	1.25%	218	262
FHLB advances - floating-rate	2017-2036	1.06% - 1.51%	1.28%	5,700	5,600
Total senior debt				9,949	5,868
Subordinated fixed-rate notes	2017-2039	4.88% - 7.00%	5.86%	4,103	4,201
Long term debt issued by VIE - fixed-rate	2018	17.20%	17.20%	79	92
Mark-to-market adjustment on fair value option debt				230	160
Total issued or acquired by HSBC Bank USA and its subsidiaries				14,361	10,321
Total long-term debt				$37,739	$33,509
At December 31, 2016 and 2015, we have elected fair value option accounting for all of our structured notes and certain subordinated debt. See Note 15, "Fair Value Option," for further details. At December 31, 2016 and 2015, structured notes totaling $8,372 million and $7,164 million, respectively, and subordinated debt totaling $2,012 million and $2,007 million, respectively, were carried at fair value.
As a member of the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At December 31, 2016 and 2015, borrowings from the FHLB facility totaled $5,700 million and $5,600 million, respectively, which is included in long-term debt. Based upon the amounts pledged as collateral under these facilities, we were allowed access to further overnight borrowings of up to $13,597 million at December 31, 2016.
During 2015, HSBC USA exercised the option to call $560 million of junior subordinated debentures previously issued by HSBC USA to HSBC USA Capital Trusts I, II and III at the contractual call prices of 100.781 percent, 100.84 percent and 100.732 percent, respectively, which resulted in a net loss on extinguishment of approximately $11 million. The trusts used the proceeds to redeem the trust preferred securities previously issued to third party investors.

HSBC USA Inc.

Maturities of long-term debt at December 31, 2016 were as follows:

(in millions)
2017	$4,870
2018	9,436
2019	4,569
2020	6,353
2021	3,448
Thereafter	9,063
Total	$37,739

14. Derivative Financial Instruments

In the normal course of business, the derivative instruments entered into are for trading, market making and risk management purposes. For financial reporting purposes, derivative instruments are designated in one of the following categories: (a) hedging instruments designated as qualifying hedges under derivative and hedge accounting principles, (b) financial instruments held for trading or (c) non-qualifying economic hedges. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All derivatives are stated at fair value. Where we enter into enforceable master netting agreements with counterparties, the master netting agreements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.
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

HSBC USA Inc.

	December 31, 2016		December 31, 2015
	Derivative assets	Derivative liabilities	Derivative assets	Derivative liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$142	$341	$42	$240
Bilateral OTC(2)	—	196	—	292
Interest rate contracts	142	537	42	532
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	12	—	17	—
OTC-cleared(2)	6	57	6	16
Bilateral OTC(2)	—	94	—	137
Interest rate contracts	6	151	6	153
Total derivatives accounted for as hedges	160	688	65	685
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	35	84	27	27
OTC-cleared(2)	15,248	14,189	15,717	14,723
Bilateral OTC(2)	16,045	17,480	18,716	19,906
Interest rate contracts	31,328	31,753	34,460	34,656
Exchange-traded(2)	24	6	—	15
Bilateral OTC(2)	24,020	22,645	24,160	22,324
Foreign exchange contracts	24,044	22,651	24,160	22,339
Equity contracts - bilateral OTC(2)	1,658	1,653	1,344	1,340
Exchange-traded(2)	81	13	38	39
Bilateral OTC(2)	1,038	867	891	552
Precious metals contracts	1,119	880	929	591
OTC-cleared(2)	227	289	899	1,212
Bilateral OTC(2)	1,291	1,076	2,913	2,565
Credit contracts	1,518	1,365	3,812	3,777
Other derivatives not accounted for as hedges(1)
OTC-cleared(2)	287	41	—	—
Bilateral OTC(2)	437	170	761	120
Interest rate contracts	724	211	761	120
Foreign exchange contracts - bilateral OTC(2)	—	31	—	97
Equity contracts - bilateral OTC(2)	672	222	462	422
Credit contracts - bilateral OTC(2)	32	4	73	6
Other contracts - bilateral OTC(2)(4)	5	14	—	—
Total derivatives	61,260	59,472	66,066	64,033
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	51,111	51,111	55,510	55,510
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	5,145	3,826	4,942	1,530
Net amounts of derivative assets / liabilities presented in the balance sheet	5,004	4,535	5,614	6,993
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	787	1,050	1,114	3,674
Net amounts of derivative assets / liabilities	$4,217	$3,485	$4,500	$3,319

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

(3)	Trading related derivative assets/liabilities are recorded in trading assets / trading liabilities on the consolidated balance sheet.

HSBC USA Inc.

(4)	Consists of swap agreements entered into in conjunction with the sale of certain Visa Inc. ("Visa") Class B common shares ("Class B Shares").

(5)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(6)	Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.

(7)
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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $104 million and $24 million at December 31, 2016 and 2015, respectively. During 2016, 2015 and 2014, we amortized $6 million, $6 million and $8 million, respectively, of basis adjustments related to terminated and/or re-designated fair value hedges of our debt. The total accumulated unamortized basis adjustments related to terminated and-or re-designated fair value hedges amounted to increases in the carrying amount of our debt of $12 million and $18 million at December 31, 2016 and 2015, respectively.
We recorded basis adjustments for active fair value hedges of AFS securities which increased the carrying amount of the securities by $258 million and $439 million at December 31, 2016 and 2015, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income (Loss)	Interest Income (Expense)	Other Income (Loss)	Other Income (Loss)
	(in millions)
Year Ended December 31, 2016
Interest rate contracts/AFS Securities	$(178)	$59	$374	$(74)	$(15)
Interest rate contracts/long-term debt	32	(82)	(155)	80	(2)
Total	$(146)	$(23)	$219	$6	$(17)

Year Ended December 31, 2015
Interest rate contracts/AFS Securities	$(202)	$(82)	$363	$66	$(16)
Interest rate contracts/long-term debt	10	(18)	(83)	20	2
Total	$(192)	$(100)	$280	$86	$(14)

Year Ended December 31, 2014
Interest rate contracts/AFS Securities	$(246)	$(684)	$375	$668	$(16)
Interest rate contracts/long-term debt	9	(4)	(22)	4	—
Total	$(237)	$(688)	$353	$672	$(16)
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
At December 31, 2016 and 2015, active cash flow hedge relationships extend or mature through July 2036. During 2016, $17 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $11 million and $6 million during 2015 and 2014, respectively. During the next twelve months, we expect to amortize $14 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2016	2015	2014		2016	2015	2014		2016	2015	2014
	(in millions)
Year Ended December 31,
Foreign exchange contracts	$(1)	$(2)	$2	Interest income (expense)	$—	$—	$—	Other income (loss)	$—	$—	$—
Interest rate contracts	6	(21)	(127)	Interest income (expense)	(17)	(11)	(6)	Other income (loss)	—	—	—
Total	$5	$(23)	$(125)		$(17)	$(11)	$(6)		$—	$—	$—
Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments, including buy- and sell-protection credit derivatives, for trading and market making purposes, to repackage risks and structure trades to facilitate clients' needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy-protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue. Prior to the sale of our remaining MSRs portfolio during the fourth quarter of 2016, we used forward purchases or sales of to-be-announced ("TBA") securities to economically hedge our MSRs. Changes in the fair value of TBA positions, which were considered derivatives, were recorded in residential mortgage banking revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
Our non-qualifying hedging and other activities include:

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

•
Swap agreements entered into during 2016 in conjunction with the sale of certain Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.

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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2016	2015	2014
			(in millions)
Interest rate contracts	Trading revenue	$(283)	$899	$166
Interest rate contracts	Residential mortgage banking revenue	36	26	63
Foreign exchange contracts	Trading revenue	386	(472)	21
Equity contracts	Trading revenue	6	4	—
Precious metals contracts	Trading revenue	(20)	52	65
Credit contracts	Trading revenue	(71)	(23)	(253)
Total		$54	$486	$62
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2016	2015	2014
			(in millions)
Interest rate contracts	Gain (loss) on instruments designated at fair value and related derivatives	$(12)	$89	$439
Interest rate contracts	Residential mortgage banking revenue	—	1	(1)
Foreign exchange contracts	Gain (loss) on instruments designated at fair value and related derivatives	30	(10)	20
Equity contracts	Gain (loss) on instruments designated at fair value and related derivatives	466	(110)	442
Precious metals contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	—	11
Credit contracts	Gain (loss) on instruments designated at fair value and related derivatives	—	(3)	1
Credit contracts	Other income (loss)	(70)	42	32
Total		$414	$9	$944

HSBC USA Inc.

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at December 31, 2016 was $586 million, for which we had posted collateral of $581 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2015 was $1,267 million, for which we had posted collateral of $720 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
The following table presents the amount of additional collateral that we would be required to post (from the current collateral level) related to derivative instruments with credit-risk related contingent features if our long term ratings were downgraded by one or two notches. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another rating agency will generally not result in additional collateral.

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$68	$75
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

At December 31,	2016	2015
	(in millions)
Interest rate:
Futures and forwards	$501,635	$149,413
Swaps	2,142,183	2,453,526
Options written	74,741	65,747
Options purchased	87,020	80,092
	2,805,579	2,748,778
Foreign exchange:
Swaps, futures and forwards	965,301	980,811
Options written	52,845	81,132
Options purchased	53,260	82,004
Spot	34,565	42,724
	1,105,971	1,186,671
Commodities, equities and precious metals:
Swaps, futures and forwards	49,555	35,546
Options written	19,495	19,601
Options purchased	30,632	33,374
	99,682	88,521
Credit derivatives	123,714	188,070
Other contracts(1)	184	—
Total	$4,135,130	$4,212,040

(1)	Consists of swap agreements entered into in conjunction with the sale of certain Visa Class B Shares.

HSBC USA Inc.

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At December 31, 2016 and 2015, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At December 31, 2016
Commercial loans held for sale	$725	$728	$(3)
Securities purchased under resale agreements	770	767	3
Securities sold under repurchase agreements	2,672	2,670	2
Fixed rate long-term debt	2,012	1,750	262
Hybrid instruments:
Structured deposits	7,526	7,881	(355)
Structured notes	8,372	8,067	305
At December 31, 2015
Commercial loans held for sale	$151	$159	$(8)
Securities sold under repurchase agreements	1,976	1,970	6
Fixed rate long-term debt	2,007	1,750	257
Hybrid instruments:
Structured deposits	6,919	7,016	(97)
Structured notes	7,164	7,323	(159)

HSBC USA Inc.

Components of Gain (Loss) on Instruments at Fair Value and Related Derivatives  Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to interest rate, credit and other risks as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives. The following table summarizes the components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Year Ended December 31, 2016
Interest rate and other components(1)	$—	$—	$4	$(2)	$(543)	$(541)
Credit risk component(2)(3)	22	—	—	(3)	(33)	(14)
Total mark-to-market on financial instruments designated at fair value	22	—	4	(5)	(576)	(555)
Mark-to-market on the related derivatives	—	—	—	(31)	452	421
Net realized gain on the related long-term debt derivatives	—	—	—	63	—	63
Gain (loss) on instruments designated at fair value and related derivatives	$22	$—	$4	$27	$(124)	$(71)

Year Ended December 31, 2015
Interest rate and other components(1)	$—	$—	$(6)	$(23)	$127	$98
Credit risk component(2)(3)	(14)	—	—	194	20	200
Total mark-to-market on financial instruments designated at fair value	(14)	—	(6)	171	147	298
Mark-to-market on the related derivatives	—	—	—	7	(109)	(102)
Net realized gain on the related long-term debt derivatives	—	—	—	68	—	68
Gain (loss) on instruments designated at fair value and related derivatives	$(14)	$—	$(6)	$246	$38	$264

Year Ended December 31, 2014
Interest rate and other components(1)	$—	$—	$—	$(292)	$(628)	$(920)
Credit risk component(2)(3)	—	—	—	6	76	82
Total mark-to-market on financial instruments designated at fair value	—	—	—	(286)	(552)	(838)
Mark-to-market on the related derivatives	—	—	—	239	606	845
Net realized gain on the related long-term debt derivatives	—	—	—	68	—	68
Gain (loss) on instruments designated at fair value and related derivatives	$—	$—	$—	$21	$54	$75

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)
During 2016, the loss in the credit risk component for long term debt was attributable to the tightening of our own credit spreads while the gains during 2015 and 2014 were attributable to the widening of our own credit spreads.

(3)
During 2016, the loss in the credit risk component for hybrid instruments was attributable to the tightening of credit spreads on structured deposits, partially offset by the widening of our own credits spreads related to structured notes. During 2015, the gain in the credit risk component for hybrid instruments was attributable primarily to the widening of credit spreads on structured deposits, partially offset by a loss due to changes in estimates associated with the valuation techniques used to measure the fair value of certain structured notes and deposits. The gain in the credit risk component for hybrid instruments during 2014 was attributable primarily to the widening of our own credit spreads on structured notes.

HSBC USA Inc.

16. Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2016	2015	2014
	(in millions)
Provision (benefit) for income taxes	$89	$230	$(56)
Income taxes related to adjustments included in common equity:
Unrealized gains (losses) on investment securities, net	(135)	(242)	114
Unrealized gains (losses) on derivatives classified as cash flow hedges	9	2	(46)
Employer accounting for post-retirement plans	2	—	(4)
Other-than-temporary impairment on debt securities	—	—	43
Total income taxes	$(35)	$(10)	$51
The components of income tax expense (benefit) were as follows:

Year Ended December 31,	2016	2015	2014
	(in millions)
Current:
Federal	$191	$3	$(35)
State and local	27	35	(222)
Foreign	11	2	16
Total current	229	40	(241)
Deferred	(140)	190	185
Total income tax expense (benefit)	$89	$230	$(56)
The significant components of deferred provision attributable to income were:

Year Ended December 31,	2016	2015	2014
	(in millions)
Deferred income tax provision (excluding the effects of other components)	$(140)	$201	$144
Decrease in Federal operating loss carryforwards	—	—	1
(Decrease) increase in State valuation allowance	—	(5)	11
Increase in State capital loss carryforwards	—	(6)	—
(Increase) decrease in foreign and general business tax credits	—	—	29
Deferred income tax provision	$(140)	$190	$185

HSBC USA Inc.

The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Year Ended December 31,	2016		2015		2014
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$76	35.0%	$196	35.0%	$104	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	10	4.6	20	3.6	15	5.0
Adjustment of tax rate used to value deferred taxes(1)	4	1.8	47	8.4	63	21.1
Other non-deductible / non-taxable items(2)	21	9.6	1.2		—	—
Items affecting prior periods(3)	(2)	(.9)	(7)	(1.3)	(29)	(9.7)
Uncertain tax positions(4)	(4)	(1.8)	4.7		(192)	(64.4)
Low income housing tax credit investments	(17)	(7.8)	(26)	(4.6)	(26)	(8.7)
Change in valuation allowances reserves(5)	—	—	(5)	(.9)	10	3.4
Other	1.5		—	—	(1)	(.3)
Total income tax expense (benefit)	$89	40.8%	$230	41.1%	$(56)	(18.8)%

(1)
For 2015, the amount mainly relates to the effects of revaluing our deferred tax assets for New York City Tax Reform that was enacted on April 13, 2015. For 2014, the amount mainly relates to the effects of revaluing our deferred tax assets for New York State Tax Reform that was enacted on March 31, 2014.

(2)	For 2016, the amount mainly relates to the accrual of non-deductible penalties.

(3)
For 2014, the amount relates to changes in estimates as a result of filing the Federal and State income tax returns and a change in State tax expense as a result of filing amended State tax returns upon the closing of the Federal audits for the 2006 - 2009 tax years.

(4)	For 2014, the amount mainly reflects the resolution and settlement with taxation authorities of certain significant State and local tax audits during 2014 which is discussed further below.

(5)	For 2014, the amount relates to the establishment of a valuation allowance against our deferred tax assets as a result of New York State Tax Reform that was enacted on March 31, 2014.
The components of the net deferred tax asset are presented in the following table:

At December 31,	2016	2015
	(in millions)
Deferred tax assets:
Allowance for credit losses	$392	$346
Employee benefit accruals	108	124
Accrued expenses	110	79
Interests in real estate mortgage investment conduits(1)	548	561
Unrealized losses on investment securities	275	140
Partnerships	113	104
Other	360	360
Total deferred tax assets	1,906	1,714
Valuation allowance	(6)	(6)
Total deferred tax assets, net of valuation allowance	1,900	1,708
Deferred tax liabilities:
Fair value adjustments	48	137
Mortgage servicing rights	—	52
Other	49	45
Total deferred tax liabilities	97	234
Net deferred tax asset	$1,803	$1,474

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

HSBC USA Inc.

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	2016	2015	2014
	(in millions)
Balance at January 1,	$26	$14	$540
Additions based on tax positions related to the current year	2	4	18
Reductions based on tax positions related to the current year	—	—	(10)
Additions for tax positions of prior years	—	8	5
Reductions for tax positions of prior years	(8)	—	(337)
Reductions related to settlements with taxing authorities	(4)	—	(202)
Balance at December 31,	$16	$26	$14
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
The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $10 million, $14 million and $11 million at December 31, 2016, 2015 and 2014, respectively. Included in the unrecognized tax benefits are certain items the recognition of which would not affect the effective tax rate, such as the tax effect of temporary differences and the amount of State taxes that would be deductible for U.S. Federal tax purposes. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various State and local tax jurisdictions.
It is our policy to recognize accrued interest related to uncertain tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to uncertain tax positions as a component of other expenses in the consolidated statement of income. Accruals for the payment of interest associated with uncertain tax positions totaled $3 million, $4 million and $3 million at December 31, 2016, 2015 and 2014, respectively. Our accrual for the payment of interest associated with uncertain tax positions decreased by $1 million during 2016 and increased by $1 million during 2015.
Deferred tax assets and liabilities are recognized for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, for State net operating losses and for State tax credits. Our net deferred tax assets, including deferred tax liabilities, totaled $1,803 million and $1,474 million at December 31, 2016 and 2015, respectively.
See Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," for further discussion regarding our accounting policy relating to the evaluation, recognition and measurement of both the HNAH Group's and HSBC USA's deferred tax assets and liabilities. In evaluating the need for a valuation allowance at December 31, 2016, it has been determined that HNAH Group projections of future taxable income from U.S. operations based on management approved business plans provide sufficient and appropriate support for the recognition of our net deferred tax assets. At December 31, 2016, we have valuation allowances against certain State capital loss carryforwards for which the aforementioned projections of future taxable income do not provide the appropriate support.
The Internal Revenue Service concluded its examination of our 2012 and 2013 Federal income tax returns in the fourth quarter of 2016. The final impact did not significantly affect our financial statements.
We remain subject to State and local income tax examinations for years 2008 and forward. We are currently under audit by various State and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision.
 At December 31, 2016, for State tax purposes, we had apportioned and pre-tax effected net operating loss carryforwards of $21 million which expire as follows: $1 million in 2022 - 2026 and $20 million in 2027 - 2031.

HSBC USA Inc.

17. Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding:

	Shares Outstanding	Dividend Rate	Amount Outstanding
At December 31,	2016	2016	2016	2015
	(dollars are in millions)
6.0% Non-Cumulative Preferred Stock, Series I ($1,000,000 stated value)	1,265	6.0%	$1,265	$—
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	—	—	—	517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	—	—	—	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.5% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	—	—	—	374
			$1,265	$1,265
During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.5 percent Non-Cumulative Series H Preferred Stock, at their stated values of $25 per share, $1,000 per share and $1,000 per share, respectively, resulting in a total cash payment of $1,265 million. In connection with these redemptions, HSBC USA issued 1,265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America in exchange for cash consideration of $1,265 million.
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
During 2015, HSBC USA redeemed all of its Adjustable Rate Cumulative Preferred Stock, Series D and its $2.8575 Cumulative Preferred Stock at their stated values of $100 per share and $50 per share, respectively, resulting in a total cash payment of $300 million.

HSBC USA Inc.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Year Ended December 31,	2016	2015	2014
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(234)	$158	$(18)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $(125) million, $(239) million and $159 million, respectively	(209)	(387)	244
Reclassification adjustment for gains realized in net income, net of tax of $(26) million, $(18) million and $(48) million, respectively(1)	(44)	(30)	(74)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $16 million, $15 million and $3 million, respectively(2)	26	25	6
Total other comprehensive income (loss) for period	(227)	(392)	176
Balance at end of period	(461)	(234)	158
Unrealized losses on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	—	—	(60)
Other comprehensive income for period:
Reclassification adjustment related to the accretion of unrealized other-than-temporary impairment, net of tax of $7 million(3)	—	—	9
Reclassification adjustment to reverse other-than-temporary impairment due to closure of VIE, net of tax of $36 million(3)	—	—	51
Total other comprehensive income for period	—	—	60
Balance at end of period	—	—	—
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(170)	(156)	(83)
Other comprehensive income (loss) for period:
Net unrealized gains (losses) arising during period, net of tax of $3 million, $(2) million and $(48) million, respectively	2	(21)	(77)
Reclassification adjustment for losses realized in net income, net of tax of $6 million, $4 million and $2 million, respectively(4)	11	7	4
Total other comprehensive income (loss) for period	13	(14)	(73)
Balance at end of period	(157)	(170)	(156)
Pension and postretirement benefit liability:
Balance at beginning of period	(3)	(3)	2
Other comprehensive income (loss) for period:
Change in unfunded pension and postretirement liability, net of tax of $2 million, $0 million and $(4) million, respectively	3	—	(5)
Total other comprehensive income (loss) for period	3	—	(5)
Balance at end of period	—	(3)	(3)
Total accumulated other comprehensive loss at end of period	$(618)	$(407)	$(1)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

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

HSBC USA Inc.

19. Share-Based Plans

Employee Stock Purchase Plans  During 2016, 2015 and 2014, we offered the HSBC International Employee Share Purchase Plan (the "HSBC ShareMatch Plan") which allows eligible employees to purchase HSBC shares with a maximum monthly purchase of $325 in 2016, $400 in 2015 and $420 in 2014. For every three shares purchased under the HSBC ShareMatch Plan (the "Investment Share") the employee is awarded an additional share at no charge (the "Matching Share"). The Investment Share is fully vested at the time of purchase while the Matching Share vests at the end of three years contingent upon continuing employment with the HSBC Group.
Compensation expense related to Employee Stock Purchase Plans was less than $1 million in 2016, 2015 and 2014, respectively.
Restricted Share Plans  Under the HSBC Group Share Plan, share-based awards have been granted to key employees typically in the form of restricted share units. These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Annual awards to employees are generally subject to three-year time-based graded vesting. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for restricted share awards totaled $38 million, $42 million and $39 million in 2016, 2015 and 2014, respectively. At December 31, 2016, future compensation cost related to grants which have not yet fully vested is approximately $41 million. This amount is expected to be recognized over a weighted-average period of one year.
In addition, under a fixed pay allowance ("FPA") program, HSBC shares are granted to certain key employees on a quarterly basis. The FPA shares are not linked to the achievement of any performance conditions and they vest immediately. However, these shares are subject to various retention periods of up to five years based on the role of the employee. Compensation expense related to FPA shares totaled less than $1 million, $7 million and $7 million in 2016, 2015 and 2014, respectively.

20. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan Certain employees are eligible to participate in the HSBC North America qualified defined benefit pension plan (either the "HSBC North America Pension Plan" or the "Plan") which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the United States. Future benefit accruals for legacy participants under the final average pay formula components of the Plan ceased effective January 1, 2011, while future contributions under the cash balance formula were discontinued effective January 1, 2013 and, as a result, the Plan is now frozen.
The components of pension expense for the defined benefit pension plan recorded in our consolidated statement of income and shown in the table below reflect the portion of pension expense of the combined HSBC North America Pension Plan which has been allocated to us. We have not been allocated any portion of the Plan's net pension liability.

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest cost on projected benefit obligation	$70	$70	$70
Expected return on plan assets	(86)	(90)	(87)
Amortization of net actuarial loss	42	38	34
Administrative costs	4	5	7
Pension expense	$30	$23	$24
During the year ended December 31, 2016, pension expense was impacted by an immaterial out of period adjustment which increased pension expense by $6 million in connection with pension valuation changes related to prior periods.
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2016	2015	2014
Discount rate	4.25%	3.95%	4.80%
Expected long-term rate of return on Plan assets	5.50	6.00	6.00
Defined Contribution and Other Supplemental Retirement Plans  We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $33 million, $33 million and $31 million in 2016, 2015 and 2014, respectively.

HSBC USA Inc.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans all of which have been frozen. Total expense recognized for these plans was approximately $3 million in each of 2016, 2015 and 2014.
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

Year Ended December 31,	2016	2015	2014
	(in millions)
Interest cost on accumulated benefit obligation	$2	$2	$3
Amortization of net actuarial gain	—	—	(1)
Net periodic postretirement benefit cost	$2	$2	$2
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2016	2015	2014
Discount rate	3.95%	3.60%	4.35%
Salary increase assumption	3.00	3.00	2.75
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2016	2015
	(in millions)
Accumulated benefit obligation at beginning of year	$60	$62
Interest cost	2	2
Actuarial losses (gains)	(3)	4
Benefits paid, net	(4)	(4)
Plan amendments	—	(4)
Accumulated benefit obligation at end of year	$55	$60
During 2015, the substantial majority of our postretirement benefit plans were amended relating to post-65 retirees which resulted in a reduction of our postretirement benefit liability as the amendments eliminated future health cost increases which were previously included in the liability. This reduction is being amortized to postretirement benefit expense over the remaining estimated covered period for affected employees which is approximately seven years.
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $5 million relating to our postretirement benefit plans in 2017. The funded status of our postretirement benefit plans was a liability of $55 million at December 31, 2016.
Estimated future benefit payments for our postretirement benefit plans are summarized in the following table:

(in millions)
2017	$5
2018	5
2019	5
2020	5
2021	5
2022-2026	20
The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2016	2015	2014
Discount rate	3.95%	3.95%	3.60%
Salary increase assumption	3.00	3.00	3.00

HSBC USA Inc.

For measurement purposes, 6.9 percent (pre-65) and, as it related to the postretirement benefit plans which were not amended, 8.3 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2016. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2027, and remain at that level thereafter.
While assumed health care cost trend rates have an effect on the amounts reported for health care plans, a one-percentage point change in assumed health care cost trend rates would not have a material impact on service or interest costs or the postretirement benefit obligation.

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

At December 31,	2016	2015
	(in millions)
Assets:
Cash and due from banks	$364	$169
Interest bearing deposits with banks	980	244
Securities purchased under agreements to resell(1)	949	4,000
Trading assets	74	212
Loans	3,274	4,815
Other(2)	291	458
Total assets	$5,932	$9,898
Liabilities:
Deposits	$23,999	$13,486
Trading liabilities	510	1,954
Short-term borrowings	2,148	2,004
Long-term debt	4,834	1,827
Other(2)	247	346
Total liabilities	$31,738	$19,617

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

Year Ended December 31,	2016	2015	2014
	(in millions)
Income/(Expense):
Interest income	$122	$117	$71
Interest expense	(166)	(63)	(66)
Net interest income (expense)	(44)	54	5
Trading revenue (expense)	(1,297)	402	(676)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	95	82	49
HSBC Finance Corporation	40	53	81
HSBC Markets (USA) Inc. ("HMUS")	23	25	22
Other HSBC affiliates	59	53	47
Total servicing and other fees from HSBC affiliates	217	213	199
Gain (loss) on instruments designed at fair value and related derivatives	467	(116)	453
Support services from HSBC affiliates:
HMUS	(176)	(256)	(248)
HSBC Technology & Services (USA) ("HTSU")	(994)	(999)	(1,103)
Other HSBC affiliates	(193)	(180)	(198)
Total support services from HSBC affiliates	(1,363)	(1,435)	(1,549)
Stock based compensation expense with HSBC(1)	(39)	(49)	(46)

(1)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income. Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 20, "Pension and Other Postretirement Benefits."

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At December 31, 2016 and 2015, long-term debt with affiliates reflected $4.9 billion and $1.9 billion, respectively, of floating rate borrowings from HSBC North America. During the fourth quarter of 2016, $1.0 billion of these borrowings matured and was repaid. The remaining outstanding balances include:

•	$2.0 billion of senior debt which was issued during the third quarter of 2016 and matures in August 2021;

•	$0.9 billion of subordinated debt which was issued during the second quarter of 2015 and matures in May 2025; and

•	$2.0 billion of senior debt which was issued during the third quarter of 2016 and matures in August 2026.
At December 31,2015, we had a $150 million uncommitted line of credit with HNAI which was transferred to HSBC North America during 2016. There was no outstanding balance under this credit facility at either December 31, 2016 or 2015, respectively.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At December 31, 2016 and 2015, we have the following loan balances outstanding with HSBC affiliates:

At December 31,	2016	2015
	(in millions)
HSBC Finance Corporation	$2,501	$3,014
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	563	978
HSBC Mexico S.A.	195	725
Regency Assets Limited ("Regency")(1)	—	58
Other short-term affiliate lending	15	40
Total loans	$3,274	$4,815

(1)	An asset-backed commercial paper conduit consolidated by an HSBC affiliate.

HSBC USA Inc.

HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2017. The credit agreement allows for borrowings with maturities of up to 5 years. At December 31, 2016 and 2015, $2.5 billion and $3.0 billion, respectively, was outstanding under this credit agreement. In December 2016, HSBC Finance prepaid $512 million that was outstanding under this credit agreement including a loan prepayment fee of $6 million which is included in servicing and other fees from HSBC affiliates. Of the remaining balances outstanding, $1.5 billion matures in January 2018 and $1.0 billion matures in September 2018. At December 31, 2015, we also had extended a committed revolving credit facility to HSBC Finance of $1.0 billion which did not have any outstanding balance. During the third quarter of 2016, this credit facility was terminated.
HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $5.9 billion and $10.7 billion at both December 31, 2016 and 2015, respectively, of which $563 million and $978 million, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico S.A. in the amount of $1.2 billion at both December 31, 2016 and 2015, of which $195 million and $725 million was outstanding at December 31, 2016 and 2015, respectively. The outstanding balances mature at various stages in 2018.
Regency During the third quarter of 2016, Regency was restructured and the liquidity facilities we previously provided to them were terminated. See Note 24, "Variable Interest Entities," for additional discussion. Prior to the third quarter of 2016, HUSI was committed to provide liquidity facilities to backstop the liquidity risk in Regency in relation to assets originated in the United States. The notional amount of the liquidity facilities provided by HUSI to Regency was approximately $3.4 billion at December 31, 2015 which was less than half of Regency's total liquidity facilities. At December 31, 2015, $58 million was outstanding under these facilities.
We have extended lines of credit to various other HSBC affiliates totaling $3.1 billion which did not have any outstanding balances at either December 31, 2016 and 2015.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At December 31, 2016 and 2015, there were $15 million and $40 million, respectively, of these loans outstanding.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $878.5 billion and $1,004.1 billion at December 31, 2016 and 2015, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $29 million and $216 million at December 31, 2016 and 2015, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $558 million and $696 million at December 31, 2016 and 2015, respectively) that we purchased from HSBC Finance in 2003 and 2004. During the third quarter of 2016, we transferred these residential mortgage loans to held for sale. See Note 7, "Loans Held for Sale," for additional information.

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

HSBC USA Inc.

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

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $60 million, $58 million and 55 million during the years ended December 31, 2016, 2015 and 2014, respectively.
During the second quarter of 2016, HSBC USA issued $1,265 million of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America. See Note 23, "Retained Earnings and Regulatory Capital Requirements," for additional details.

22. Business Segments

We have four distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB").
We previously announced that with effect from January 1, 2016, a portion of our Business Banking client group, generally representing those small business customers with $3 million or less in annual revenue (now referred to as Retail Business Banking), would be better managed as part of RBWM rather than CMB given the similarities in their banking activities with the RBWM customer base. Therefore, to coincide with the change in our management reporting effective beginning in the first quarter of 2016, we have included the results of Retail Business Banking in the RBWM segment for all periods presented. As a result, loss before tax for the RBWM segment was increased $33 million and $48 million during the years ended December 31, 2015 and 2014, respectively.
During 2016, we determined that a portion of our Large Corporate client group, generally representing those large business customers with more complex banking activities which require the levels of support routinely provided by relationship managers in GB&M, would be better managed as part of GB&M rather than CMB, effective October 1, 2016. Therefore, to coincide with the change in our management reporting effective beginning in the fourth quarter of 2016, we have included the results of the transferred client relationships in the GB&M segment for all periods presented. As a result, profit before tax for the GB&M segment was increased $83 million and $53 million during the years ended December 31, 2015 and 2014, respectively. In addition, loans and deposits for the GB&M segment were increased $4.8 billion and $2.8 billion, respectively, at December 31, 2015 and $3.8 billion and $1.1 billion, respectively, at December 31, 2014.
There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2015 Form 10-K.
Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Balance Sheet Management and more appropriately reflect the profitability of the segments.
Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions are accounted for as if they were with third parties.
Our segment results are presented in accordance with HSBC Group accounting and reporting policies, which apply IFRSs as issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. During the fourth quarter of 2016, HSBC Group made changes to its internal management reporting and, as a result, its segment reporting which we plan to implement during the first quarter of 2017, as discussed below.
In January 2017, we made the decision to implement changes to our internal management reporting for certain activities and functions and report them within a new Corporate Center segment. These activities and functions include Balance Sheet

HSBC USA Inc.

Management and our legacy structured credit products which are both currently reported in GB&M, as well as a portfolio of residential mortgage loans previously purchased from HSBC Finance, including certain loan servicing activities performed on behalf of HSBC Finance, which are currently reported in RBWM. In addition, we have reviewed central costs currently reported in the Other segment and will reallocate these costs to the global businesses where appropriate. Remaining residual costs will be reported in the Corporate Center along with all other remaining items currently reported in the Other segment. As a result, beginning in the first quarter of 2017, we will align our segment reporting with the changes made to our internal management reporting and begin to report these changes as part of the newly created Corporate Center segment for all periods presented.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented below:
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
Loans held for sale - For loans transferred to held for sale subsequent to origination, the Group Reporting Basis requires these loans to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for Group Reporting Basis purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, "Financial Instruments: Recognition and Measurement" ("IAS 39"), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category and subsequently be measured at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment upon transfer to held for sale related to credit risk is recorded in the statement of income as a provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income in other revenues. Changes in the lower of amortized cost or fair value after the initial transfer to held for sale are reported in the statement of income in other revenues.
For loans originated with the intent to sell, the Group Reporting Basis requires these loans to be classified as trading assets and recorded at their fair value, with income recorded in trading revenue. Under U.S. GAAP, such loans are classified as loans held for sale and, with the exception of certain loans accounted for under FVO accounting, are recorded at the lower of amortized cost or fair value, with changes in the lower of amortized cost or fair value adjustment recorded in other revenues.
Servicing assets – Under the Group Reporting Basis, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets. Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value. All subsequent adjustments to fair value are reflected in other revenues. During the fourth quarter of 2016, we sold our remaining MSRs portfolio.
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
For commercial loans collectively evaluated for impairment, we utilize different loss emergence periods for U.S. GAAP and the Group Reporting Basis. In 2016 and 2015, we updated the default populations utilized in determining the emergence period to include more recent defaults while dropping off the oldest defaults to maintain a consistent look-back period. These updates resulted in modest changes to our loss emergence period under U.S. GAAP which decreased our provision for credit losses by approximately $24 million in 2016 and increased our provision for credit losses by approximately $28 million in 2015 solely relating to these updates (in addition to differences otherwise attributable to applying the different approaches for calculating loan impairment charges discussed below), while the loss emergence period under the Group Reporting Basis did not significantly change. In 2016, loan impairment charges under the Group Reporting Basis were greater than under U.S. GAAP due to the default of certain credits where existing loan impairment allowances, prior to default, were lower under the Group Reporting Basis than under U.S. GAAP due to the shorter loss emergence period utilized for computing loan impairment allowances for commercial loans collectively evaluated for impairment under the Group Reporting Basis.
Prior to 2014, we utilized the same loss emergence period for both U.S. GAAP and the Group Reporting Basis, which resulted in a consistent calculation of loan impairment charges under the two bases of reporting. In 2014, we conducted a review of our loss emergence period estimate used for U.S. GAAP reporting purposes based upon regulatory guidance and bank industry practice in the U.S. As a result of this review, our emergence period was increased, resulting in an increase in loan impairment charges under U.S. GAAP. A separate review of our loss experience under the Group Reporting Basis was completed in 2014. This review did not significantly change the loss emergence period compared with the prior year and resulted in a deviation between U.S. GAAP and the Group Reporting Basis of approximately $174 million on a pre-tax basis. The difference was primarily attributable to different approaches for estimating loss emergence periods for U.S. GAAP and the Group Reporting Basis. We have determined that, based on the judgment involved and the practice which has evolved in different jurisdictions, both approaches for estimating loss emergence periods result in an appropriate allowance for credit losses under the reporting basis to which each is being applied.
Loans held for sale - Under U.S. GAAP, the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of loans to held for sale is recorded in the consolidated statement of income as provision for credit losses. There is no similar requirement under the Group Reporting Basis.
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

HSBC USA Inc.

Share-based payments - Under the Group Reporting Basis, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.
Property - Under the Group Reporting Basis, the carrying amount of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the carrying amounts of tangible fixed assets and equity are lower under U.S. GAAP than under the Group Reporting Basis. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under the Group Reporting Basis for the period. In addition, the sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in April 2010 resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP such gain is deferred and is being recognized over the lease term (which is ten years) due to our continuing involvement.
Litigation expense - Under U.S. GAAP, litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under the Group Reporting Basis, a present obligation and a probable outflow of economic benefits must exist for an accrual to be recorded. This creates differences in the timing of accrual recognition between the Group Reporting Basis and U.S. GAAP. Additionally, under the Group Reporting Basis, legal costs to defend litigation are accrued at the time that a liability is recorded for the related litigation while under U.S. GAAP these costs are recognized as services are performed.
Assets
Unquoted equity securities – Under the Group Reporting Basis, equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under the Group Reporting Basis are classified as either available-for-sale securities, with changes in fair value recognized in equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, and classified in other assets.
Customer loans (Loans) - As discussed more fully above under "Other Operating Income (Total Other Revenues) - Loans held for sale," on a Group Reporting Basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when loans previously held for investment are transferred to a held for sale category are more stringent under the Group Reporting Basis than under U.S. GAAP which results in loans generally being reported as held for sale later then under U.S. GAAP.
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

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB	GB&M	PB	Other	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(3)	Group Reporting Basis Reclassi- fications(4)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2016
Net interest income(1)	$807	$735	$780	$202	$(51)	$(2)	$2,471	$(76)	$89	$2,484
Other operating income	370	227	766	89	69	2	1,523	(104)	(87)	1,332
Total operating income	1,177	962	1,546	291	18	—	3,994	(180)	2	3,816
Loan impairment charges	60	50	384	—	—	—	494	(78)	(44)	372
	1,117	912	1,162	291	18	—	3,500	(102)	46	3,444
Operating expenses(2)	1,144	588	987	232	255	—	3,206	(26)	46	3,226
Profit (loss) before income tax expense	$(27)	$324	$175	$59	$(237)	$—	$294	$(76)	$—	$218
Balances at end of period:
Total assets	$20,203	$25,082	$192,995	$7,714	$512	$—	$246,506	$(45,234)	$29	$201,301
Total loans, net	17,473	24,125	24,842	6,024	—	—	72,464	(405)	799	72,858
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	32,472	22,005	29,249	11,618	—	—	95,344	(4,379)	38,283	129,248

Year Ended December 31, 2015
Net interest income(1)	$793	$736	$621	$201	$(22)	$(12)	$2,317	$(78)	$231	$2,470
Other operating income	336	244	1,017	99	239	12	1,947	(39)	(236)	1,672
Total operating income	1,129	980	1,638	300	217	—	4,264	(117)	(5)	4,142
Loan impairment charges	65	139	65	(5)	—	—	264	130	(33)	361
	1,064	841	1,573	305	217	—	4,000	(247)	28	3,781
Operating expenses(2)	1,185	608	1,055	245	152	—	3,245	(52)	28	3,221
Profit (loss) before income tax expense	$(121)	$233	$518	$60	$65	$—	$755	$(195)	$—	$560
Balances at end of period:
Total assets	$20,396	$26,763	$178,143	$8,428	$800	$—	$234,530	$(46,569)	$317	$188,278
Total loans, net	17,396	23,538	30,565	6,715	—	—	78,214	317	3,474	82,005
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	31,814	20,599	27,921	13,811	—	—	94,145	(4,097)	28,531	118,579

Year Ended December 31, 2014
Net interest income(1)	$820	$703	$457	$199	$60	$(3)	$2,236	$(74)	$142	$2,304
Other operating income	417	272	1,067	104	36	3	1,899	(132)	(161)	1,606
Total operating income	1,237	975	1,524	303	96	—	4,135	(206)	(19)	3,910
Loan impairment charges	29	36	70	(8)	—	—	127	80	(19)	188
	1,208	939	1,454	311	96	—	4,008	(286)	—	3,722
Operating expenses(2)	1,294	561	1,363	238	126	—	3,582	(158)	—	3,424
Profit (loss) before income tax expense	$(86)	$378	$91	$73	$(30)	$—	$426	$(128)	$—	$298
Balances at end of period:
Total assets	$19,731	$25,122	$185,750	$8,184	$849	$—	$239,636	$(54,138)	$41	$185,539
Total loans, net	16,787	23,890	26,497	6,528	—	—	73,702	1,032	2,327	77,061
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	29,005	20,275	32,613	10,818	—	—	92,711	(4,811)	28,218	116,118

HSBC USA Inc.

(1)
Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Balance Sheet Management and more appropriately reflect the profitability of the segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis. These adjustments, which are more fully described above, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Profit (Loss) before Income Tax Expense	Total Assets
	(in millions)
December 31, 2016
Unquoted equity securities	$—	$—	$—	$—	$—	$(163)
Derivatives	—	—	—	—	—	(44,911)
Loan impairment	(57)	7	(58)	1	7	(326)
Property	—	—	—	(19)	19	16
Pension and other postretirement benefit costs	—	—	—	19	(19)	(191)
Goodwill	—	—	—	—	—	348
Litigation	—	—	—	(8)	8	(3)
Loan origination	(21)	—	—	(19)	(2)	35
Loans held for sale	—	(80)	(20)	—	(60)	(31)
Low Income Housing Tax Credits	—	(9)	—	—	(9)	—
Other	2	(22)	—	—	(20)	(8)
Total adjustments	$(76)	$(104)	$(78)	$(26)	$(76)	$(45,234)

December 31, 2015
Unquoted equity securities	$—	$—	$—	$—	$—	$(228)
Derivatives	—	(3)	—	—	(3)	(46,245)
Loan impairment	(61)	3	132	1	(191)	(329)
Property	—	—	—	(19)	19	21
Pension and other postretirement benefit costs	—	—	—	15	(15)	(177)
Goodwill	—	—	—	—	—	348
Litigation	—	—	—	(2)	2	—
Loan origination	(22)	(3)	—	(47)	22	49
Loans held for sale	—	(16)	(2)	—	(14)	(4)
Low Income Housing Tax Credits	—	(12)	—	—	(12)	—
Other	5	(8)	—	—	(3)	(4)
Total adjustments	$(78)	$(39)	$130	$(52)	$(195)	$(46,569)

December 31, 2014
Unquoted equity securities	$—	$—	$—	$—	$—	$(195)
Derivatives	—	(4)	—	—	(4)	(53,973)
Loan impairment	(56)	1	120	1	(176)	(204)
Property	—	—	—	(16)	16	28
Pension and other postretirement benefit costs	—	—	—	11	(11)	(166)
Goodwill	—	—	—	—	—	348
Litigation	—	—	—	(135)	135	1
Gain on sale of London Branch precious metals business to affiliate	—	(98)	—	—	(98)	—
Low Income Housing Tax Credits	—	(16)	—	—	(16)	—
Other	(18)	(15)	(40)	(19)	26	23
Total adjustments	$(74)	$(132)	$80	$(158)	$(128)	$(54,138)

(4)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.

23. Retained Earnings and Regulatory Capital Requirements

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At December 31, 2016 and 2015, HSBC Bank USA was required to maintain $3,139 million and $2,188 million, respectively, of reserve balances with the Federal Reserve Bank.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$17,544	4.5%	(2)	13.7%	$17,766	4.5%	(2)	12.0%
HSBC Bank USA	19,577	6.5		15.7	19,796	6.5		13.8
Tier 1 capital ratio:
HSBC USA	18,640	6.0		14.5	18,764	6.0		12.6
HSBC Bank USA	21,971	8.0		17.6	22,109	8.0		15.4
Total capital ratio:
HSBC USA	23,549	10.0		18.3	24,425	10.0		16.5
HSBC Bank USA	26,325	10.0		21.1	26,670	10.0		18.6
Tier 1 leverage ratio:
HSBC USA	18,640	4.0	(2)	9.2	18,764	4.0	(2)	9.5
HSBC Bank USA	21,971	5.0		11.1	22,109	5.0		11.6
Risk weighted assets:
HSBC USA	128,482				148,421
HSBC Bank USA	124,666				143,393
Adjusted quarterly average assets:(3)
HSBC USA	203,000				197,639
HSBC Bank USA	197,944				191,254

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

(3)
Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended December 31, 2016 and 2015, respectively.

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
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee on Banking Supervision, together with the impact of similar

HSBC USA Inc.

implementation by United Kingdom banking regulators, we continued to review the composition of our capital structure. During the second quarter of 2016, HSBC USA redeemed all of its remaining externally issued preferred stock, including its Floating Rate Non-Cumulative Series F Preferred Stock, Floating Rate Non-Cumulative Series G Preferred Stock and 6.5 percent Non-Cumulative Series H Preferred Stock, at their stated values of $25 per share, $1,000 per share and $1,000 per share, respectively, resulting in a total cash payment of $1,265 million. In connection with these redemptions, HSBC USA issued 1,265 shares of 6.0 percent Non-Cumulative Series I Preferred Stock to HSBC North America in exchange for cash consideration of $1,265 million.
During 2016, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America, and did not make any capital contributions to its subsidiary, HSBC Bank USA.
During 2015, HSBC USA repaid $4,000 million of senior long-term debt previously issued to HSBC North America and HSBC Bank USA repaid $900 million of subordinated long-term debt previously issued to HSBC USA. In conjunction with these repayments, HSBC USA received a capital contribution of $4,000 million from our then parent HNAI, in exchange for one share of common stock and HSBC USA made capital contributions to HSBC Bank USA of $2,400 million in exchange for two shares of common stock and $2,500 million in exchange for 250 shares of non-cumulative preferred stock. These capital actions were taken to support our growth strategy and to strengthen the Basel III regulatory capital positions of both HSBC USA and HSBC Bank USA.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at December 31, 2016 and 2015 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	December 31, 2016		December 31, 2015
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$231	$—	$320	$—
Long-term debt	—	79	—	92
Interest, taxes and other liabilities	—	60	—	68
Total	$231	$139	$320	$160

HSBC USA Inc.

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
Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at December 31, 2016 and 2015:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At December 31, 2016
Structured note vehicles	$2,888	$7	$5,908	$5,896
Limited partnership investments	427	227	1,853	427
Refinancing SPE	353	—	659	353
Total	$3,668	$234	$8,420	$6,676
At December 31, 2015
Asset-backed commercial paper conduit	$58	$—	$15,183	$3,362
Structured note vehicles	2,870	8	5,888	5,879
Limited partnership investments	138	121	302	138
Refinancing SPE(1)	1,181	—	1,252	1,181
Total	$4,247	$129	$22,625	$10,560

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

HSBC USA Inc.

During the third quarter of 2016, Regency was restructured and these liquidity facilities were terminated. In lieu of providing the liquidity facilities, we entered into risk participation agreements with Regency under which we purchased the specific underlying third party customer receivables from Regency and committed to provide funding to the specific third party customers on an ongoing basis as they draw or repay. Following the restructure, Regency will no longer issue commercial paper against these specific receivables as they will be fully-funded from our balance sheet. As a result of terminating the liquidity facilities and entering into the risk participation agreements, we no longer have a variable interest in Regency and we reported $2,138 million and $1,174 million of third party loans and unfunded commitments, respectively, at December 31, 2016.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $5,896 million at December 31, 2016 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 3, "Trading Assets and Liabilities," Note 4, "Securities," and Note 26, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at December 31, 2016 and 2015. Following the table is a description of the various arrangements.

	December 31, 2016		December 31, 2015
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(627)	$58,329	$(2,621)	$91,435
Financial standby letters of credit, net of participations(2)(3)	—	5,423	—	5,842
Performance standby letters of credit, net of participations(2)(3)	—	2,969	—	3,008
Liquidity asset purchase agreements(3)	—	—	—	3,362
Total	$(627)	$66,721	$(2,621)	$103,647

(1)	Includes $29,999 million and $44,130 million of notional issued for the benefit of HSBC affiliates at December 31, 2016 and 2015, respectively.

(2)	Includes $1,315 million and $910 million issued for the benefit of HSBC affiliates at December 31, 2016 and 2015, respectively.

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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(627)	$58,329	$(2,621)	$91,435
Buy-protection credit derivative positions	845	65,385	2,789	96,635
Net position(1)	$218	$7,056	$168	$5,200

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At December 31, 2016, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,423 million and $2,969 million, respectively. At December 31, 2015, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,842 million and $3,008 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $49 million and $54 million at December 31, 2016 and 2015, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $39 million and $19 million at December 31, 2016 and 2015, respectively.
The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at December 31, 2016 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.3	$31,030	$13,415	$44,445
Structured CDS	0.6	3,491	350	3,841
Index credit derivatives	3.6	3,487	3,461	6,948
Total return swaps	2.4	2,723	372	3,095
Subtotal		40,731	17,598	58,329
Standby Letters of Credit(2)	1.2	5,494	2,898	8,392
Total		$46,225	$20,496	$66,721

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Liquidity asset purchase agreements  Prior to the third quarter of 2016, we provided liquidity facilities to Regency, a multi-seller ABCP conduit consolidated by an HSBC affiliate. Regency financed the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility was transaction specific and had a maximum limit. Pursuant to the liquidity agreements, we were obligated, subject to certain limitations, to advance funds in an amount not to exceed the face value of the commercial paper in the event Regency was unable or unwilling to refinance its commercial paper. A liquidity asset purchase agreement is economically a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. At December 31, 2015 we had issued $3,362 million of liquidity facilities to provide liquidity support to Regency. During the third quarter of 2016, Regency was restructured and these liquidity facilities were terminated. See Note 24, "Variable Interest Entities," for further discussion.
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation as described in Note 27, "Litigation and Regulatory Matters." Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders. Visa used a portion of the IPO proceeds to establish an escrow account to fund future claims arising from those covered litigation. From 2009 to 2011, Visa exercised its rights to sell shares of existing Class B shareholders and deposited the proceeds in order to increase the escrow account. At December 31, 2016 and 2015, we estimated the shares held in the Visa escrow account were sufficient to cover any anticipated liabilities that may arise as a result of settlements or other resolutions of still-pending cases, therefore, no liability was recorded relating to this litigation.
In December 2016, we sold 638,219 Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $71 million which was recorded as a component of other income (loss) in the consolidated statement of income. Under the terms of the sale agreement, we entered into a swap agreement with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. This swap had a carrying value of $14 million at December 31, 2016. The swap agreement we entered into with the purchaser requires us to (a) make periodic fixed payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreement is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods will be recognized in other income (loss). As of December 31, 2016, we continued to hold approximately 2.3 million Visa Class B Shares, which are recorded at their original cost basis of zero.
Clearing houses and exchanges  We are a member of various exchanges and clearing houses that trade and clear securities and/or derivatives contracts. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, members of a clearing house may be required to contribute to a guaranty fund to backstop members' obligations to the clearing house. As a member, we may be required to pay a proportionate share of the financial obligations of another member who defaults on its obligations to the exchange or the clearing house. Our guarantee obligations would arise only if the exchange or clearing house had exhausted its resources. Any potential contingent liability under these membership agreements cannot be estimated.
Lease Obligations  We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $140 million, $143 million and $147 million in 2016, 2015, and 2014, respectively.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

HSBC USA Inc.

Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2017	$131	$(2)	$129
2018	120	(1)	119
2019	103	(1)	102
2020	66	(2)	64
2021	42	(1)	41
Thereafter	119	(1)	118
Net minimum lease commitments	$581	$(8)	$573
Mortgage Loan Repurchase Obligations  Historically, we originated and sold mortgage loans, primarily to government sponsored enterprises, and provided various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. As a result of settlements with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation ("FHLMC") during 2013 and 2014, the repurchase exposure associated with these sales has been substantially resolved. In addition, with the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, new agency eligible originations are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $6 million, $5 million and $3 million at December 31, 2016, 2015 and 2014, respectively.
The following table summarizes the change in our estimated repurchase liability during 2016, 2015 and 2014 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

Year Ended December 31,	2016	2015	2014
	(in millions)
Balance at beginning of period	$17	$27	$99
Decrease in liability recorded through earnings	(3)	(9)	(41)
Realized losses	(2)	(1)	(31)
Balance at end of period	$12	$17	$27
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
Our remaining repurchase liability of $12 million at December 31, 2016 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at December 31, 2016. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such

HSBC USA Inc.

loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note 27, "Litigation and Regulatory Matters," for additional discussion of related exposure.
Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

At December 31,	2016	2015
	(in millions)
Interest bearing deposits with banks	$3,034	$676
Trading assets(1)	2,772	3,802
Securities available-for-sale(2)	7,503	11,092
Securities held-to-maturity	2,551	3,293
Loans(3)	18,260	17,880
Other assets(4)	1,958	1,765
Total	$36,078	$38,508

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $892 million and $1,000 million at December 31, 2016 and 2015, respectively. The fair value of trading assets that could be sold or repledged was $2,772 million and $3,797 million at December 31, 2016 and 2015, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $30,784 million and $25,058 million at December 31, 2016 and 2015, respectively, discussed further below. Of this collateral, $29,835 million and $19,558 million could be sold or repledged at December 31, 2016 and 2015, respectively, of which $769 million and $3,400 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at December 31, 2016 and 2015:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments (2)	Cash Collateral Received / Pledged	Net Amount (3)
	(in millions)
At December 31, 2016:
Assets:
Securities purchased under resale agreements	$30,784	$761	$30,023	$29,945	$—	$78
Liabilities:
Securities sold under repurchase agreements	$4,433	$761	$3,672	$3,661	$—	$11

At December 31, 2015:
Assets:
Securities purchased under resale agreements	$25,058	$5,211	$19,847	$19,845	$—	$2
Liabilities:
Securities sold under repurchase agreements	$8,197	$5,211	$2,986	$2,954	$—	$32

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at December 31, 2016 and 2015:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At December 31, 2016:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$761	$—	$—	$1,272	$2,400	$4,433

At December 31, 2015:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$1,764	$3,457	$—	$—	$2,976	$8,197

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
Funding Fair Value Adjustment ("FFVA") - The FFVA reflects the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the Overnight Indexed Swap ("OIS") rate. See "Valuation Techniques - Derivatives" below for additional details.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2016 and 2015:

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$21,500	$21,500	$1,235	$20,238	$27
Federal funds sold and securities purchased under agreements to resell	29,253	29,253	—	29,253	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	770	770	—	770	—
Non-derivative trading assets	12,439	12,439	3,560	5,811	3,068
Derivatives	5,004	5,004	12	4,961	31
Securities	49,719	49,748	25,145	24,498	105
Commercial loans, net of allowance for credit losses	53,286	54,938	—	—	54,938
Commercial loans designated under fair value option and held for sale	725	725	—	725	—
Commercial loans held for sale	119	119	—	119	—
Consumer loans, net of allowance for credit losses	19,572	18,833	—	—	18,833
Consumer loans held for sale:
Residential mortgages and home equity mortgages	894	912	—	9	903
Other consumer	71	71	—	—	71
Financial liabilities:
Short-term financial liabilities	$2,456	$2,489	$—	$2,462	$27
Deposits:
Without fixed maturities	112,009	112,009	—	112,009	—
Fixed maturities	9,713	9,749	—	9,749	—
Deposits designated under fair value option	7,526	7,526	—	6,119	1,407
Non-derivative trading liabilities	1,122	1,122	1,060	62	—
Derivatives	4,535	4,535	8	4,511	16
Short-term borrowings designated under fair value option	2,672	2,672	—	2,672	—
Long-term debt	27,355	28,093	—	28,093	—
Long-term debt designated under fair value option	10,384	10,384	—	9,885	499

HSBC USA Inc.

December 31, 2015	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$8,494	$8,494	$968	$7,478	$48
Federal funds sold and securities purchased under agreements to resell	19,847	19,847	—	19,847	—
Non-derivative trading assets	11,935	11,935	3,088	5,756	3,091
Derivatives	5,614	5,614	5	5,579	30
Securities	49,797	49,938	21,924	28,014	—
Commercial loans, net of allowance for credit losses	61,674	62,417	—	—	62,417
Commercial loans designated under fair value option and held for sale	151	151	—	151	—
Commercial loans held for sale	1,944	1,958	—	55	1,903
Consumer loans, net of allowance for credit losses	20,331	19,185	—	—	19,185
Consumer loans held for sale:
Residential mortgages	11	11	—	7	4
Other consumer	79	79	—	—	79
Financial liabilities:
Short-term financial liabilities	$3,082	$3,124	$—	$3,076	$48
Deposits:
Without fixed maturities	101,146	101,146	—	101,146	—
Fixed maturities	10,514	10,508	—	10,508	—
Deposits designated under fair value option	6,919	6,919	—	5,052	1,867
Non-derivative trading liabilities	1,049	1,049	363	686	—
Derivatives	6,993	6,993	9	6,957	27
Short-term borrowings designated under fair value option	1,976	1,976	—	1,976	—
Long-term debt	24,338	24,874	—	24,874	—
Long-term debt designated under fair value option	9,171	9,171	—	8,425	746
Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our residential mortgage loans has been heavily influenced by economic conditions, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of loans. The increase in the relative fair value of our residential mortgage loans since 2015 reflects the conditions in the housing industry which have continued to show improvement in 2016 due to improvements in property values as well as lower required market yields and increased investor demand for these types of loans.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
December 31, 2016	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$770	$—	$770	$—	$770
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,560	246	—	3,806	—	3,806
Collateralized debt obligations	—	—	184	184	—	184
Asset-backed securities:
Residential mortgages	—	96	—	96	—	96
Student Loans	—	85	—	85	—	85
Corporate and other domestic debt securities	—	—	2,884	2,884	—	2,884
Debt Securities issued by foreign entities		3,597	—	3,597	—	3,597
Equity securities	—	15	—	15	—	15
Precious metals trading	—	1,772	—	1,772	—	1,772
Derivatives(3):
Interest rate contracts	36	32,163	1	32,200	—	32,200
Foreign exchange contracts	24	24,014	18	24,056	—	24,056
Equity contracts	—	2,171	159	2,330	—	2,330
Precious metals contracts	81	1,038	—	1,119	—	1,119
Credit contracts	—	1,342	208	1,550	—	1,550
Other contracts(4)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(56,256)	(56,256)
Total derivatives	141	60,728	391	61,260	(56,256)	5,004
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,145	10,924	—	36,069	—	36,069
Asset-backed securities:
Home equity	—	61	—	61	—	61
Other	—	—	105	105	—	105
Debt Securities issued by foreign entities	—	521	—	521	—	521
Equity securities	—	154	—	154	—	154
Loans(5)	—	725	—	725	—	725
Total assets	$28,846	$79,694	$3,564	$112,104	$(56,256)	$55,848
Liabilities:
Domestic deposits(2)	$—	$6,119	$1,407	$7,526	$—	$7,526
Trading liabilities, excluding derivatives	1,060	62	—	1,122	—	1,122
Derivatives(3):
Interest rate contracts	84	32,568	—	32,652	—	32,652
Foreign exchange contracts	6	22,658	18	22,682	—	22,682
Equity contracts	—	1,714	161	1,875	—	1,875
Precious metals contracts	13	867	—	880	—	880
Credit contracts	—	1,354	15	1,369	—	1,369
Other contracts(4)	—	—	14	14	—	14
Derivatives netting	—	—	—	—	(54,937)	(54,937)
Total derivatives	103	59,161	208	59,472	(54,937)	4,535
Short-term borrowings(2)	—	2,672	—	2,672	—	2,672
Long-term debt(2)	—	9,885	499	10,384	—	10,384
Total liabilities	$1,163	$77,899	$2,114	$81,176	$(54,937)	$26,239

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2015	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$3,088	$167	$—	$3,255	$—	$3,255
Obligations of U. S. States and political subdivisions	—	559	—	559	—	559
Collateralized debt obligations	—	—	221	221	—	221
Asset-backed securities:
Residential mortgages	—	114	—	114	—	114
Student loans	—	89	—	89	—	89
Corporate and other domestic debt securities	—	—	2,870	2,870	—	2,870
Debt Securities issued by foreign entities:
Corporate	—	55	—	55	—	55
Government-backed	—	3,974	—	3,974	—	3,974
Equity securities	—	18	—	18	—	18
Precious metals trading	—	780	—	780	—	780
Derivatives(3):
Interest rate contracts	26	35,241	2	35,269	—	35,269
Foreign exchange contracts	—	24,161	16	24,177	—	24,177
Equity contracts	—	1,687	119	1,806	—	1,806
Precious metals contracts	38	891	—	929	—	929
Credit contracts	—	3,676	209	3,885	—	3,885
Derivatives netting	—	—	—	—	(60,452)	(60,452)
Total derivatives	64	65,656	346	66,066	(60,452)	5,614
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	21,924	12,621	—	34,545	—	34,545
Obligations of U.S. states and political subdivisions	—	348	—	348	—	348
Asset-backed securities:
Commercial mortgages	—	9	—	9	—	9
Home equity	—	75	—	75	—	75
Other	—	89	—	89	—	89
Debt Securities issued by foreign entities	—	546	—	546	—	546
Equity securities	—	161	—	161	—	161
Loans(5)	—	151	—	151	—	151
Mortgage servicing rights(6)	—	—	140	140	—	140
Total assets	$25,076	$85,412	$3,577	$114,065	$(60,452)	$53,613
Liabilities:
Domestic deposits(2)	$—	$5,052	$1,867	$6,919	$—	$6,919
Trading liabilities, excluding derivatives	363	686	—	1,049	—	1,049
Derivatives(3):
Interest rate contracts	28	35,432	1	35,461	—	35,461
Foreign exchange contracts	15	22,405	16	22,436	—	22,436
Equity contracts	—	1,560	202	1,762	—	1,762
Precious metals contracts	39	552	—	591	—	591
Credit contracts	—	3,753	30	3,783	—	3,783
Derivatives netting	—	—	—	—	(57,040)	(57,040)
Total derivatives	82	63,702	249	64,033	(57,040)	6,993
Short-term borrowings(2)	—	1,976	—	1,976	—	1,976
Long-term debt(2)	—	8,425	746	9,171	—	9,171
Total liabilities	$445	$79,841	$2,862	$83,148	$(57,040)	$26,108

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	See Note 15, "Fair Value Option," for additional information.

(3)
Includes trading derivative assets of $4,411 million and $5,150 million and trading derivative liabilities of $3,786 million and $6,406 million at December 31, 2016 and 2015, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Consists of swap agreements entered into in conjunction with the sale of certain Visa Class B Shares.

HSBC USA Inc.

(5)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 7, "Loans Held for Sale," for further information.

(6)	See Note 9, "Intangible Assets," for additional information.
Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during 2016 and 2015.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during 2016 and 2015. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2016	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2016	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$221	$13	$—	$—	$—	$(50)	$—	$—	$184	$—
Corporate and other domestic debt securities	2,870	—	—	14	—	—	—	—	2,884	—
Derivatives, net(2):
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(83)	63	—	—	—	13	1	4	(2)	37
Credit contracts	179	16	—	—	—	(2)	—	—	193	4
Other contracts(3)	—	—	—	—	—	(9)	—	—	(9)	—
Other asset-backed securities available-for-sale	—	—	—	—	—	—	105	—	105	—
Mortgage servicing rights(4)	140	—	(27)	—	—	(17)	—	(96)	—	—
Total assets	$3,328	$92	$(27)	$14	$—	$(65)	$106	$(92)	$3,356	$41
Liabilities:
Domestic deposits(5)	$(1,867)	$—	$(82)	$—	$(238)	$623	$(55)	$212	$(1,407)	$(44)
Long-term debt(5)	(746)	—	(34)	—	(263)	303	—	241	(499)	(29)
Total liabilities	$(2,613)	$—	$(116)	$—	$(501)	$926	$(55)	$453	$(1,906)	$(73)

HSBC USA Inc.

	Jan. 1, 2015	Total Gains and (Losses) Included in(1)		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2015	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$253	$15	$—	$—	$—	$(47)	$—	$—	$221	$4
Corporate and other domestic debt securities	2,840	—	—	30	—	—	—	—	2,870	—
Derivatives, net(2):
Interest rate contracts	—	—	1	—	—	—	—	—	1	1
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	42	(55)	—	—	—	(69)	(2)	1	(83)	(82)
Credit contracts	210	(19)	—	—	—	(12)	—	—	179	(53)
Mortgage servicing rights(4)	159	—	1	—	—	(20)	—	—	140	1
Total assets	$3,504	$(59)	$2	$30	$—	$(148)	$(2)	$1	$3,328	$(129)
Liabilities:
Domestic deposits(5)	$(1,968)	$—	$(10)	$—	$(353)	$360	$(162)	$266	$(1,867)	$10
Long-term debt(5)	(647)	—	62	—	(522)	233	(3)	131	(746)	60
Total liabilities	$(2,615)	$—	$52	$—	$(875)	$593	$(165)	$397	$(2,613)	$70

(1)	Includes realized and unrealized gains and losses.

(2)
Level 3 net derivatives included derivative assets of $391 million and derivative liabilities of $208 million at December 31, 2016 and derivative assets of $346 million and derivative liabilities of $249 million at December 31, 2015.

(3)	Consists of swap agreements entered into in conjunction with the sale of certain Visa Class B Shares.

(4)	See Note 9, "Intangible Assets," for additional information.

(5)	See Note 15, "Fair Value Option," for additional information.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at December 31, 2016 and 2015:

December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$184	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 8%
			Loss severity rates	85%
Corporate and other domestic debt securities	$2,884	Discounted cash flows	Spread volatility on collateral assets	3% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	15% - 21%
Equity derivative contracts(1)	$(2)	Option pricing model	Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
			Equity dividend yields	0% - 14%
Credit derivative contracts	$193	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	150bps - 173bps
Other derivative contracts	$(9)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	3 - 5 years
Other asset-backed securities available-for-sale	$105	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 4%
Domestic deposits (structured deposits)(1)(2)	$(1,407)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
Long-term debt (structured notes)(1)(2)	$(499)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%

HSBC USA Inc.

December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$221	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	3% - 7%
			Loss severity rates	90% - 99%
Corporate and other domestic debt securities	$2,870	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	18% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	18% - 22%
Equity derivative contracts(1)	$(83)	Option pricing model	Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
			Equity dividend yields	0% - 18%
Credit derivative contracts	$179	Option pricing model	Correlation of defaults of a portfolio of reference credit names	44% - 47%
			Issuer by issuer correlation of defaults	82% - 83%
Mortgage servicing rights	$140	Option adjusted discounted cash flows	Constant prepayment rates	11% - 50%
			Option adjusted spread	8% - 14%
			Estimated annualized costs to service	$87 - $329 per account
Domestic deposits (structured deposits)(1)(2)	$(1,867)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%
Long-term debt (structured notes)(1)(2)	$(746)	Option adjusted discounted cash flows	Implied volatility of currency pairs	18% - 22%
			Equity / Equity Index volatility	14% - 72%
			Equity / Equity and Equity / Index correlation	48% - 59%

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

▪	Loss severity rate - Included in our Level 3 CDOs portfolio are trust preferred securities which had a loss severity rate of 85 percent at December 31, 2016.
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

HSBC USA Inc.

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 15 percent and 21 percent while the implied volatility for equity/equity or equity/equity index is between 11 percent and 49 percent, respectively, at December 31, 2016. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 2 percent and 5 percent, respectively, at December 31, 2016.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 45 percent and 57 percent at December 31, 2016.

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
Corporate and domestic debt securities - The fair value measurement of certain corporate debt securities is affected by the fair value of the underlying portfolios of investments used as collateral and the make-whole guarantee provided by third party guarantors. The probability that the collateral fair value declines below the collateral call threshold concurrent with the guarantors' failure to perform its make whole obligation is unobservable. The increase (decrease) in the probability the collateral value falls below the collateral call threshold is often accompanied by a directionally similar change in default probability of the guarantor.
Credit derivatives - Correlation of default among a basket of reference credit names is a significant unobservable input if the credit attributes of the portfolio are not within the parameters of relevant standardized CDS indices. Significant increase (decrease) in the default correlation will result in a lower (higher) fair value measurement of the credit derivative. A change in assumption for default correlation is often accompanied by a directionally similar change in default probability and loss rates of other credit names in the basket. For certain credit derivatives, the credit spreads of credit default swap contracts insuring asset backed securities is a significant unobservable input. Significant increase (decrease) in the credit spreads will result in a lower (higher) fair value measurement of the credit derivative.
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
Other derivatives - The fair value of the swap agreements we entered into in conjunction with the sale of certain Visa Class B Shares is dependent upon the final resolution of the related litigation. Significant unobservable inputs used in the fair value measurement include estimated changes in the conversion rate of Visa Class B Shares into Visa Class A Shares and the expected timing of the final resolution. An increase (decrease) in the loss estimate or timing in the resolution of the related litigation would result in a higher (lower) fair value measurement of the derivative.
Other asset-backed securities available-for-sale - The fair value measurement of certain asset-backed securities is primarily affected by estimated yields which are determined based on current market yields of comparable instruments adjusted for market liquidity. An increase (decrease) in the yields would result in a decrease (increase) in the fair value measurement of the securities.
Significant Transfers Into and Out of Level 3 Measurements During 2016, we transferred $212 million of domestic deposits and $241 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. During 2016, we transferred $96 million of mortgage servicing rights from Level 3 to Level 2 upon execution of the sale agreement with a third party. During 2016, we transferred $55 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable. Additionally, during the fourth quarter of 2016, we transferred $105 million of asset-backed securities available-for-sale from Level 2 to Level 3 due to the lack of availability of inputs in the market including independent pricing service valuations.

HSBC USA Inc.

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
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at December 31, 2016 and 2015. The gains (losses) during 2016 and 2015 are also included.

	Non-Recurring Fair Value Measurements at December 31, 2016				Total Gains (Losses) For the Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage and home equity mortgage loans held for sale(1)	$—	$6	$769	$775	$(68)
Consumer loans(2)	—	46	—	46	(22)
Commercial loans held for sale(3)	—	79	—	79	(35)
Impaired commercial loans(4)	—	—	278	278	(314)
Real estate owned(5)	—	17	—	17	6
Total assets at fair value on a non-recurring basis	$—	$148	$1,047	$1,195	$(433)

	Non-Recurring Fair Value Measurements at December 31, 2015				Total Gains (Losses) For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$—	$2	$3	$5	$—
Consumer loans(2)	—	133	—	133	(34)
Commercial loans held for sale(3)	—	55	—	55	(16)
Impaired commercial loans(4)	—	—	116	116	(79)
Real estate owned(5)	—	22	—	22	5
Total assets at fair value on a non-recurring basis	$—	$212	$119	$331	$(124)

(1)
At December 31, 2016 and 2015, the fair value of the loans held for sale was below cost. Certain residential mortgage and home equity mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy, including certain residential mortgage and home equity mortgage loans which were transferred to held for sale during 2016 for which significant inputs in estimating fair value were unobservable and, to a lesser extent, certain residential mortgage loans held for sale for which the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)
Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral. Total gains (losses) for 2016 include amounts recorded on loans that were subsequently transferred to held for sale.

(3)	At December 31, 2016 and 2015, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at December 31, 2016 and 2015:

At December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage and home equity mortgage loans held for sale	$769	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	0% - 100%
		including collateral values and market discount rate	Market discount rate	8% - 14%
Impaired commercial loans	278	Valuation of third party appraisal on underlying collateral	Loss severity rates	4% - 100%

At December 31, 2015
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$3	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%
Impaired commercial loans	116	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 70%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage and home equity mortgage loans held for sale represent residential mortgage and home equity mortgage loans which were transferred to held for sale during 2016 and, to a lesser extent, subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for residential mortgage and home equity mortgage loans held for sale was approximately 54 percent at December 31, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 41 percent at December 31, 2016. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

•
Consumer loans held for sale – Consumer loans held for sale are recorded at the lower of amortized cost or fair value. The fair value estimates of consumer loans held for sale are determined primarily using the discounted cash flow method using assumptions consistent with those which would be used by market participants in valuing such loans. Valuation inputs include estimates of prepayment rates, default rates, loss severities, collateral values and market rates of return. Where available, such inputs are derived from or corroborated by observable market data. We also may hold discussions on value directly with potential investors. Since some loan pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various loan portfolios. Where

HSBC USA Inc.

available, we measure residential mortgage whole loans held for sale based on transaction prices of loan portfolios of similar characteristics observed in the whole loan market. Adjustments are made to reflect differences in collateral location, loan-to-value ratio, FICO scores, vintage year, default rates, the completeness of the loan documentation and other risk characteristics.

•
Commercial loans held for sale - Commercial loans held for sale (that are not designated under FVO as discussed below) are recorded at the lower of amortized cost or fair value. The fair value estimates of commercial loans held for sale are determined primarily using observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. We also may hold discussions on value directly with potential investors.

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

•
Commercial loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower's credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and, when applicable, our own estimate of liquidity premium.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $49 million and $54 million at December 31, 2016 and 2015, respectively.
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

•	Equity securities – Fair value measurements are determined based on quoted prices for the identical security.
The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at December 31, 2016:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$44	$—	$44
	Residential mortgages - Subprime	38	—	38
	Student loans	85	—	85
	Total AAA -A	167	—	167
BBB -B	Collateralized debt obligations	—	184	184
CCC-Unrated	Residential mortgages - Subprime	14	—	14
		$181	$184	$365
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Home equity - Alt A	61	—	61
	Other	—	105	105
	Total AAA -A	$61	$105	$166

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
Mortgage servicing rights - We elected to measure residential mortgage servicing rights at fair value and classified them as intangible assets at December 31, 2015. Fair value for the residential mortgage servicing rights was determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporated our best estimate of the prepayment speed of the mortgage loans, cost to service and discount rates which are unobservable. During the fourth quarter of 2016, we sold our remaining residential mortgage servicing rights portfolio to a third party.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $390 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
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
In June 2016, the U.S. Court of Appeals for the Second Circuit issued a decision vacating class certification and approval of the class settlement in In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720 (E.D.N.Y.), concluding the class was inadequately represented by their counsel in violation the Federal Rule of Civil Procedure governing class actions as well as the Due Process Clause of the U.S. Constitution. Specifically, the Court held that there was a conflict between two different but overlapping settlement classes: (1) a so-called opt-out class, which permitted individual class members to forgo their share of the monetary relief and pursue individual claims; and (2) a non-opt-out class of merchants, including future merchants that do not currently exist, which provided injunctive relief mainly in the form of a rule change by Visa and MasterCard to allow merchants to surcharge card transactions until July 20, 2021. Plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on November 23, 2016 seeking review of the Court of Appeals decision.
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

HSBC USA Inc.

Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) was filed in December 2013, against HSBC Bank USA, HSBC North America, HSBC Finance, and HSBC, as well as other banks. This putative class action was filed in the U.S. District Court for the Northern District of California. The complaint asserts federal and California state antitrust claims on behalf of a putative class composed of all Visa and MasterCard cardholders in the United States. The substantive allegations regarding defendants' conduct parallel the merchant claims in MDL 1720. Unlike the merchant suits, however, the Salveson complaint alleges that cardholders pay the interchange fee charged for credit card transactions, not merchants, and that card holders were therefore injured by the alleged anticompetitive conduct. In June 2014, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of New York for consolidation with MDL 1720. In November 2014, the court granted defendants' motion to dismiss.
The U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal of the action in October 2016. Plaintiff has filed a motion for rehearing en banc.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. In March 2015, the court denied the HSBC defendants' motion for summary judgment. In November 2015, the HSBC defendants' motion for reconsideration of that decision was granted in part, and the court reversed certain aspects of its March 2015 decision.
This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v Bank of America Corp. & Wells Fargo & Co.
County of Cook v HSBC North America Holdings Inc., et al. (N.D. Ill. Case No. 1:14-cv-2031). In March 2014, Cook County, Illinois (the county in which the city of Chicago is located) filed an action pursuant to the Fair Housing Act against HSBC North America and certain subsidiaries that is substantially similar to the lawsuit filed by the counties of DeKalb, Fulton and Cobb in Georgia. In this action, as in DeKalb County, et al. v. HSBC North America Holdings Inc., et al., the plaintiff asserts that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. An amended complaint was filed in March 2014. In September 2015, the court denied the HSBC defendants' motion to dismiss the amended complaint.
This matter has been stayed pending U.S. Supreme Court review of the U.S. Court of Appeals for the Eleventh Circuit decision reversing motions to dismiss two similar cases filed against other lenders in City of Miami v Bank of America Corp. & Wells Fargo & Co.
Credit Default Swap Matters
HSBC Bank USA, and HSBC Bank plc have been named as defendants, among others, in numerous putative class actions relating to credit default swaps. These actions allege that the defendants, which include the International Swaps and Derivatives Association, Inc., Markit Group Ltd. and several financial institutions, conspired to restrain trade in violation of the federal antitrust laws by, among other things, restricting access to credit default swap pricing exchanges and blocking new entrants into the exchange market, with the purpose and effect of artificially inflating the bid/ask spread paid to buy and sell credit default swaps in the United States. In October 2013, the Judicial Panel on Multi-district Litigation ordered that all cases be consolidated in the Southern District of New York as In re Credit Default Swaps Antitrust Litigation, MDL No. 2476. In September 2015, the HSBC defendants settled the action for a total payment of $25 million. HSBC Bank USA's portion of the settlement is $12.5 million. The court granted final approval of the settlement in April 2016.
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
In June 2016, the Judicial Panel on Multi-district Litigation ordered the cases be consolidated as In re Interest Rate Swaps Antitrust Litigation in the U.S. District Court for the Southern District of New York. In January 2017, the dealer defendants, including HSBC, moved to dismiss the complaint.

HSBC USA Inc.

Foreign Exchange ("FX") Matters
U.S. Litigation Since December 2013 HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA have been named as defendants, among others, in several putative class actions filed in the U.S. District Court for the Southern District of New York. In March 2014, plaintiffs filed an amended consolidated complaint naming HSBC, HSBC Bank plc, HSBC North America and HSBC Bank USA, among others, as defendants. The amended consolidated complaint alleges, among other things, that defendants conspired to manipulate the WM/Reuters foreign currency rates by sharing customers' confidential order flow information, thereby injuring plaintiffs and others by forcing them to pay artificial and non-competitive prices for products based off these foreign currency rates (the "Consolidated Action").
The HSBC defendants settled the Consolidated Action in September 2015 for a total payment of $285 million. HSBC Bank USA's portion of the settlement is $14.25 million and was settled within reserves. The court granted preliminary approval of the settlement in December 2015. The final settlement approval hearing is scheduled for October 2017.
In addition to the above actions, a putative class action was filed in the New York District Court making similar allegations on behalf of ERISA plan participants, and another one was filed on behalf of retail customers in California District Court. In September 2016, a new lawsuit alleging federal and state antitrust claims was filed in the U.S. District Court for the Southern District of New York by "indirect" FX purchasers who invested in funds that engaged in FX-related transactions. The action purports to assert claims for New York and California sub-classes under state law and has been assigned to the judge overseeing the pending FX class action settlement. These actions are in early stages.
Canada Litigation In September 2015, two putative class action complaints were filed in the Superior Courts of Justice, provinces of Ontario and Quebec, Canada, against, among others, HSBC, HSBC Bank plc, HSBC North America, HSBC Bank USA and HSBC Bank Canada. The complaints allege, among other things, that defendants conspired to fix the supply and rates of currency in the foreign currency market by sharing confidential customer information and coordinating trading to control or manipulate key rates. These actions are in early stages.
HSBC and certain of its affiliates, including HSBC Bank USA, along with a number of other firms, are being investigated by several law enforcement and/or regulatory agencies in various countries in relation to trading on the foreign exchange market. We are cooperating with the investigations. In May 2015, the DOJ resolved its ongoing investigations against five non-HSBC financial institutions, resulting in four pleading guilty to a criminal charge for collusive efforts to influence foreign exchange benchmark rates and agreeing to pay criminal fines of more than $2.5 billion. Additional penalties were imposed by the FRB at the same time. HSBC Bank USA was not a party to these resolutions. In November 2014, HSBC reached settlements with the U.K. Financial Conduct Authority ("FCA") and the U.S. Commodity Futures Trading Commission. HSBC Bank USA was not parties to those settlements. The investigations involving HSBC Bank USA continue.
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
Defendants filed a motion to dismiss the second amended consolidated complaint in April 2015, and the motion was granted in part and denied in part in October 2016. Plaintiffs have filed a motion for leave to file a third amended and consolidated complaint, which motion is pending.
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
Defendants filed a motion to dismiss the second amended consolidated complaint in May 2015, and the motion was granted in part and denied in part in October 2016. Plaintiffs have filed a motion for leave to file a third amended and consolidated complaint, which motion is pending.

HSBC USA Inc.

Platinum and Palladium Fix Litigation Since November 2014, several putative class actions have been filed in the U.S. District Court for the Southern District of New York naming as defendants members of The London Platinum and Palladium Fixing Company (the "Platinum Group Metals or PGM Fixing"), including HSBC Bank USA, BASF Metals Limited, Goldman Sachs International and Standard Bank, plc. The complaints allege that, from January 2008 to the present, defendants conspired to manipulate the benchmark prices for physical Platinum Group Metals ("PGM") and PGM-based financial products. Plaintiffs filed a second amended consolidated complaint in August 2015. Defendants' motion to dismiss the second amended consolidated complaint was filed in September 2015. That motion is fully briefed.
Canada Litigation In December 2015 a putative class action was filed in the Superior Court of Justice, Ontario Province, Canada, against, among others, HSBC, HSBC Bank plc, HSBC USA, HSBC Securities, HSBC Bank Canada and HSBC Securities Canada. The claim alleges, among other things, that defendants conspired to manipulate the price of gold and gold derivatives during the London Gold Fix. The action is at an early stage.
In April 2016 two putative class actions were filed in the Superior Courts in the Provinces of Ontario and Quebec, Canada, against, among others, HSBC, HSBC Bank plc, HSBC USA, HSI, HSBC Bank Canada and HSBC Securities Canada. The claims allege, among other things, that defendants conspired to manipulate the price of silver and silver derivatives during the London Silver Fix. The Ontario action is at an early stage. The Quebec action has been temporarily stayed.
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
Madoff Litigation
In December 2008, Bernard L. Madoff ("Madoff") was arrested and ultimately pleaded guilty to running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC ("Madoff Securities"), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants arising out of Madoff Securities' fraud.
In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The Madoff Securities trustee filed a suit in the U.S. captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, against HSBC Bank USA and certain of our foreign affiliates. The trustee's claims seek recovery of prepetition transfers pursuant to U.S. bankruptcy law. The amount of these claims has not been pleaded or determined as against HSBC. In November 2016, the U.S. Bankruptcy Court granted the motion to dismiss with respect to certain of the trustee's claims filed by numerous defendants, including a number of foreign affiliates of HSBC Bank USA. In December 2016, the U.S. Bankruptcy Court entered an order dismissing the cross-claims of Alpha Prime Fund Limited and Senator Fund SPC. The time to appeal the dismissal has now passed.
The trustee's English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC. The trustee's deadline for serving the claims has been extended through September 2017 for the U.K.-based defendants and November 2017 for all other defendants.
A few actions were filed against HSBC Bank USA and other HSBC entities beginning in December 2014, asserting common law claims by direct investors in Madoff or entities related to Madoff. Stephen and Leyla Hill, et al. v. HSBC Bank plc, et al. (Case No. 14-CV-9745(LTS)) was dismissed by the U.S. District Court for the Southern District of New York on the HSBC defendants' motion to dismiss in September 2016, and plaintiffs did not appeal the decision.
SPV Optimal SUS Ltd. ("SPV Optimal"), the purported assignee of Madoff Securities-invested Optimal Strategic U.S. Equity Ltd. filed an action in December 2014 in New York state court asserting common law claims for aiding and abetting breach of fiduciary duty, aiding and abetting conversion, aiding and abetting fraud and knowing participation in a breach of trust and seeks to recover damages lost to Madoff's fraud. (SPV OSUS Ltd. v. HSBC Bank plc, et al., Case No. 162259/2014).
In May 2015, two investors in the Hermes International Fund Limited filed an action in U.S. District Court for the Southern District of New York against HSBC entities, including HSBC Bank USA. Plaintiffs assert claims against several HSBC entities for (i) breach of fiduciary duty; (ii) aiding and abetting breach of fiduciary duty; (iii) aiding and abetting embezzlement; (iv) aiding and abetting fraud; (v) negligent misrepresentations; and (vi) unjust enrichment and seek damages of not less than $8 million. (Hau Yin To v. HSBC Bank plc, et al. (15-cv-3590). Defendants filed a motion to dismiss in January 2016, and the motion is fully briefed.
Beginning in October 2009, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited ("Fairfield"), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands

HSBC USA Inc.

("BVI") and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC's private banking business and other clients who invested in the Fairfield funds, seeking restitution of payments made in connection with share redemptions. In March 2016, the BVI court denied a motion filed by other defendants challenging the Fairfield liquidators' authorization to pursue claims in the United States. The Fairfield liquidators voluntarily discontinued their actions against the HSBC defendants in BVI. In October 2016, the Fairfield liquidators filed a motion seeking leave to amend their complaints in the U.S. Bankruptcy Court. In January 2017, defendants filed a consolidated motion to dismiss and opposition to the Fairfield liquidators' motion seeking leave to amend.
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
Benchmark Rate Litigation
HSBC USA and/or HSBC Bank USA are among several defendants in lawsuits filed by the following plaintiffs seeking unspecified damages arising from the alleged artificial suppression of U.S. dollar LIBOR rates: (1) the Federal Home Loan Mortgage Corporation; (2) two mutual funds managed by Prudential Investment Portfolios; (3) the FDIC, in its role as receiver for several failed banks; and (4) the National Credit Union Administration Board, in its capacity as liquidator for several failed credit unions. The other defendants are members of the U.S. dollar LIBOR panel of banks and their affiliates. These actions are part of the U.S. dollar LIBOR Multi-District Litigation proceeding pending in the U.S. District Court for the Southern District of New York (In re LIBOR-Based Financial Instruments Antitrust Litigation). HSBC and HSBC Bank plc are defendants in that proceeding as well. The stay previously imposed by the court on the individual actions was lifted in 2014. Plaintiffs subsequently filed amended complaints. Defendants moved to dismiss the amended complaints in November 2014, and a hearing on the motion was held in February 2015. In December 2016, the court issued a ruling in which it (i) dismissed all anti-trust claims against foreign defendant banks for lack of personal jurisdiction; (ii) dismissed the class action brought on behalf of purchasers of corporate bonds not issued by a defendant bank but which paid interest linked to LIBOR ("Bondholder claim") for lack of efficient enforcer status; and (iii) sustained portions of all remaining anti-trust claims. The decision also contemplates further additional motions to dismiss the individual actions, including the actions against HSBC USA and HSBC Bank USA.
In September and October 2014, HSBC Bank plc and other panel banks were named as defendants in a number of putative class actions that were filed and consolidated in the New York District Court on behalf of persons who transacted in interest rate derivative transactions or purchased or sold financial instruments that were either tied to U.S. dollar International Swaps and Derivatives Association fix ("ISDAfix") rates or were executed shortly before, during, or after the time of the daily ISDAfix setting window. The complaint alleges, among other things, misconduct related to these activities in violation of federal antitrust laws, the Commodity Exchange Act and state law. In October 2014, the plaintiffs filed a consolidated amended complaint, and in February 2015 filed a second consolidated amended complaint substituting HSBC Bank USA for HSBC Bank plc as the only named HSBC Group defendant.
In March 2016, defendants' motion to dismiss the second consolidated complaint was denied.
HSBC Bank USA, HSBC, HSBC USA, HSBC North America and the Hongkong and Shanghai Banking Corporation Limited have been named as defendants, among others, in a putative class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who transacted in products tied to the Singapore Interbank Offering Rate ("SIBOR") or Singapore Swap Offer Rate ("SOR") between January 1, 2007 and December 31, 2011. The complaint, encaptioned Frontpoint Asian Event Driven Fund, L.P., et al. v Citibank, N.A., et al. (Case No. 15-cv-05263), alleges that the defendant banks colluded to rig SIBOR and SOR by collusively making false SIBOR submissions and entering into collusive transactions directly in the swaps market, thereby fixing the prices of SIBOR and SOR based derivatives for their collective financial benefits. The defendants are accused of illegal restraint of trade in violation of the Sherman Act, violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and unjust enrichment. This matter is at a very early stage.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 25, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $4.6 billion and $5.2 billion at December 31, 2016 and 2015, respectively.
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

HSBC USA Inc.

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
In November 2013, Deutsche Bank National Trust Company ("DBNTC"), as Trustee of HASCO 2007-NC1, served a complaint that followed a summons with notice previously filed in New York County Supreme Court, State of New York, naming HSBC Bank USA as the sole defendant. The complaint alleges that DBNTC brought the action at the direction of certificateholders of the Trust, seeking specific performance and/or damages of at least $508 million arising out of the alleged breach of various representations and warranties made by HSBC Bank USA in the applicable pooling and servicing agreement regarding certain characteristics of the mortgage loans contained in the Trust. In October 2014, the court granted HSBC Bank USA's motion to dismiss, without prejudice, and with leave to replead. Plaintiff filed an amended complaint which HSBC Bank USA moved to dismiss, and that motion was denied in November 2015. HSBC Bank USA appealed the decision.
Since 2010, various HSBC entities have received subpoenas and requests for information from the DOJ and the Massachusetts state Attorney General seeking the production of documents and information regarding HSBC's involvement in certain RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee, custodian or servicer. In November 2014, HSBC North America, on behalf of itself and various subsidiaries including, but not limited to, HSBC Bank USA, HSI Asset Securitization Corp., HSI, HSBC Mortgage Corporation (USA), HSBC Finance and Decision One Mortgage Company LLC, received a subpoena from the U.S. Attorney’s Office for the District of Colorado, pursuant to the Financial Industry Reform, Recovery and Enforcement Act ("FIRREA"), concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages.
We continue to cooperate with the DOJ's investigation, which is at or nearing completion. In December 2016, we had an initial discussion with the DOJ, wherein the DOJ stated its preliminary view that we are subject to liability under FIRREA in connection with certain securitizations from 2005 to 2007 with respect to which HSBC Bank USA served as sponsor or seller of loans and HSI served as underwriter. We disagree with the DOJ’s preliminary view, and the DOJ has offered us an opportunity to respond. There can be no assurance as to how or when this matter will be resolved, or whether this matter will be resolved prior to the institution of formal legal proceedings by the DOJ. Moreover, it is possible that any such resolution could result in significant penalties and other costs. To date, at least one bank has been sued by the DOJ and at least eight other banks have reported settlements of mortgage-backed securities-related matters pursuant to FIRREA. The prior DOJ settlements provide no clear guidance as to how those individual settlement amounts were calculated, and due to the high degree of uncertainty involved, it is not practicable to estimate any possible financial effect of this matter, which could be significant. However, we note that the scale of our mortgage securitization activities was more limited in relation to a number of other banks in the industry.
We expect the focus on mortgage securitizations to continue and may be subject to additional claims, litigation and governmental or regulatory scrutiny relating to its participation in the U.S. mortgage securitization market.
Residential Funding Litigation In December 2013, Residential Funding Company, LLC ("RFC") filed an action against HSBC Mortgage in Minnesota state court relating to alleged losses RFC suffered as a result of its purchase of approximately 8,800 mortgage loans from HSBC Mortgage between 1986 and 2007. The action subsequently was removed and transferred to the U.S. District Court for the Southern District of New York ("S.D.N.Y.") and then referred to the Bankruptcy Court for the S.D.N.Y. for disposition in connection with RFC's pending bankruptcy action. Residential Funding Co. v. HSBC Mortg. Corp. (USA), Adv. Proc. No. 14-01915(MG). An amended complaint was subsequently filed with Rescap Liquidating Trust, as successor to RFC f/k/a Residential Funding Corporation as the named plaintiff. RFC alleges claims for breach of contract for alleged breach of representations and warranties concerning the quality and characteristics of the mortgage loans and contractual indemnification for alleged losses incurred by RFC arising out of purported defects in loans that RFC purchased from HSBC Mortgage and subsequently sold to third parties. In February 2015, the court granted in part and denied in part HSBC Mortgage's motion to dismiss. The court dismissed breach of contract claims relating to loans purchased before May 14, 2006 on statute of limitations grounds but allowed other claims to proceed. Discovery is proceeding.
Mortgage Securitization Trust Litigation Since June 2014, Plaintiff-Investors in 280 RMBS trusts (the "Trusts") have sued HSBC Bank USA, as mortgage securitization trustee, in eight separate cases: BlackRock et al., Royal Park Investments SA/NV ("RPI"), Phoenix Light SF Limited ("Phoenix Light"), the National Credit Union Administration Board, as Liquidating Agent ("NCUA"),

HSBC USA Inc.

Commerzbank AG, Triaxx, IKB Bank AG ("IKB"), and the Western and Southern Life Insurance Company ("Western & Southern"). The first six cases have been deemed related and are assigned to the same judge in the U.S. District Court for the Southern District of New York ("SDNY"). The Western & Southern case was filed in March 2015 in state court in Hamilton County, Ohio. The IKB complaint was filed in Supreme Court, New York County, New York State Court. The lawsuits were brought derivatively on behalf of the Trusts, but some also seek class relief. The complaints allege generally that the Trusts have collectively sustained losses in collateral value of approximately $38 billion and seek to recover unspecified damages as a result of alleged breach of contract; breach of the federal Trust Indenture Act and New York's Streit Act; tort claims such as negligence, negligent misrepresentation, conflict of interest and breach of fiduciary duty. Similar lawsuits were filed simultaneously against other non-HSBC financial institutions that similarly served as mortgage securitization trustees. HSBC filed a motion to dismiss the cases consolidated in the SDNY which the court granted in part and denied in part. HSBC also filed a motion to dismiss the Western & Southern complaint, which the court denied. HSBC has moved to dismiss the IKB complaint. These matters are in early stages. The Federal Home Loan Bank of Topeka ("FHLB Topeka") filed a Summons with Notice against HSBC in June 2014 in New York State Supreme Court for New York County, which was stayed indefinitely until FHLB Topeka voluntarily dismissed the case with prejudice in March 2016.
Foreclosure Practices
In 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the "OCC Servicing Consent Order") and our affiliate, HSBC Finance, and our common indirect parent, HSBC North America, entered into a similar consent order with the FRB (together with the OCC Servicing Consent Order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order required HSBC Bank USA to take prescribed actions to address the foreclosure practice deficiencies noted in the joint examination and described in the consent order.
The Servicing Consent Orders also required an independent review of foreclosures (the "Independent Foreclosure Review" or "IFR") pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. In 2013, HSBC Bank USA entered into an agreement with the OCC, and HSBC Finance and HSBC North America entered into an agreement with the FRB (together the "IFR Settlement Agreements") to amend the Servicing Consent Orders, pursuant to which the Independent Foreclosure Review ceased and was replaced by a broader framework under which we and twelve other participating servicers provided, in the aggregate, in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the IFR Settlement Agreements, HSBC North America made a cash payment of $96 million into a fund used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and agreed to provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $19 million reflecting the portion of HSBC North America's total expense that we believe is allocable to us. As of December 31, 2016, Rust Consulting, Inc., the paying agent, has issued virtually all checks to eligible borrowers. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Bank USA and HSBC Finance, fulfillment of the terms of the IFR Settlement Agreements will satisfy the Independent Foreclosure Review requirements of the Servicing Consent Orders, including the wind down of the Independent Foreclosure Review.
In June 2015, HSBC Bank USA consented to the OCC's issuance of an amended OCC Servicing Consent Order (the "2015 Amended Consent Order") setting forth the OCC's conclusion that we were not yet in compliance with all requirements of the OCC Servicing Consent Order and that failure to satisfy all requirements of the OCC Servicing Consent Order could subject HSBC Bank USA to a variety of regulatory consequences, including the imposition of civil money penalties. The 2015 Amended Consent Order also included business restrictions, which did not materially impact our business operations.
On January 6, 2017, the OCC terminated the OCC Servicing Consent Order, together with the 2013 and 2015 amendments thereto, after determining that HSBC Bank USA had satisfied the requirements thereunder. The OCC also assessed a $32.5 million civil money penalty against HSBC Bank USA finding that HSBC Bank USA failed to correct deficiencies identified under the OCC Servicing Consent Order in a timely fashion. The OCC also found HSBC Bank USA failed to file payment change notices in compliance with applicable bankruptcy rules on about 1,700 mortgage loans, which resulted in approximately $3.5 million in remediation to borrowers. An additional charge to income in the amount of $27.5 million was taken by HSBC Bank USA in the fourth quarter of 2016 related to this matter.
The issuance of the Servicing Consent Orders, as well as the termination of the OCC Servicing Consent Order, do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the DOJ or state Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. In addition, the IFR Settlement Agreements do not preclude future private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the DOJ, the U.S. Department of Housing and Urban Development and state Attorneys General of 49 states

HSBC USA Inc.

announced a national mortgage settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. Following the February 2012 settlement, these government agencies initiated discussions with other mortgage industry servicers including us. We recorded an accrual of $38 million in the fourth quarter of 2011 (which was reduced by $6 million in the second quarter of 2013) reflecting the portion of the HSBC North America accrual that we believed to be allocable to HSBC Bank USA. In February 2016, HSBC Bank USA, HSBC Finance, HSBC Mortgage Services Inc. and HSBC North America entered into an agreement with the DOJ, the U.S. Department of Housing and Urban Development, the Consumer Financial Protection Bureau, other federal agencies ("Federal Parties") and the Attorneys General of 49 states and the District of Columbia ("State Parties") to resolve civil claims related to past residential mortgage loan origination and servicing practices. The settlement is similar to prior national mortgage settlements reached with other U.S. mortgage servicers and includes the following terms: $100 million to be allocated among participating Federal and State Parties, and $370 million in consumer relief. $32 million of the settlement is allocable to us and was within the amount reserved for the matter. In addition, the settlement agreement sets forth national mortgage servicing standards to which we and our U.S. affiliates will adhere. The cash payment required by the settlement was paid during 2016.
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
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our parent, HSBC North America, entered into a consent cease and desist order with the FRB (together, the "AML/BSA Consent Orders"). These orders require improvements to establish an effective compliance risk management program across our U.S. businesses, including risk management related to Bank Secrecy Act ("BSA") and Anti-Money Laundering ("AML") compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders.
In December 2012, HSBC, HSBC North America and HSBC Bank USA entered into agreements with U.S. and United Kingdom ("U.K.") government agencies regarding past inadequate compliance with AML/BSA and sanctions laws. Among those agreements, HSBC and HSBC Bank USA entered into a five-year deferred prosecution agreement with the DOJ, the United States Attorney's Office for the Eastern District of New York, and the United States Attorney's Office for the Northern District of West Virginia (the "U.S. DPA"), and HSBC consented to a cease and desist order and HSBC and HSBC North America consented to a civil money penalty order with the FRB. HSBC also entered into an agreement with the Office of Foreign Assets Control ("OFAC") regarding historical transactions involving parties subject to OFAC sanctions, as well as an undertaking with the FCA Authority to comply with certain forward-looking obligations with respect to AML and sanctions-related obligations. In addition, HSBC Bank USA entered into a civil money penalty order with the U.S. Department of Treasury's Financial Crimes Enforcement Network and a separate monetary penalty order with the OCC.
Under these agreements, HSBC and HSBC Bank USA made payments totaling $1.921 billion to U.S. authorities, of which $1.381 billion was attributed to and paid by HSBC Bank USA. In July 2013, the United States District Court for the Eastern District of New York approved the U.S. DPA and retained authority to oversee the implementation of the U.S. DPA while the case is in abeyance. An independent compliance monitor (the "Monitor") was appointed in 2013 under the agreements with the DOJ and the FCA to produce annual assessments of the effectiveness of HSBC Group's AML and sanctions compliance program. Additionally, the Monitor is also serving as HSBC's independent consultant under the consent order of the FRB.
In February 2017, the Monitor delivered his third annual follow-up review report based on various thematic and country reviews he had conducted over the course of 2016. In his report, the Monitor concluded that, in 2016, HSBC Group continued to make progress in enhancing its financial crime compliance controls, including improvements to our global AML policies and procedures. However, the Monitor also expressed significant concerns about the pace of that progress, instances of potential financial crime that the DOJ and HSBC are reviewing further and on-going systems and control deficiencies that in his view raised questions as to whether HSBC is adhering to its obligations under the U.S. DPA, a matter that would be determined by the DOJ in its sole discretion. The Monitor also found that there remain substantial challenges for HSBC to meet its goal of developing a reasonably effective and sustainable AML and sanctions compliance program. In addition, the Monitor did not certify as to HSBC Group's implementation of and adherence to remedial measures specified in the U.S. DPA.
HSBC Bank USA is not currently in full compliance with the 2010 OCC consent cease and desist order. Steps are being taken to address the requirements of that and a similar order with the FRB to establish an effective compliance risk management program across HSBC's U.S. businesses, including risk management related to the Bank Secrecy Act and Anti-Money Laundering compliance.
Under the terms of the U.S. DPA, HSBC and HSBC Bank USA undertook various obligations, including, among others, to continue to cooperate fully with the DOJ in any and all investigations, not to commit any crime under US federal law subsequent to the

HSBC USA Inc.

signing of the agreement, and to retain the Monitor. Additionally, as discussed elsewhere in this Note 27, we are the subject of other ongoing investigations and reviews by the DOJ.
Potential consequences of breaching the U.S. DPA could include the imposition of additional terms and conditions on HSBC or HSBC Bank USA, an extension of the U.S. DPA, including its monitorship, or the criminal prosecution of HSBC or HSBC Bank USA, which could, in turn, entail further financial penalties and other collateral consequences. Under the terms of the U.S. DPA, upon notice and opportunity to be heard, the DOJ has sole discretion to determine whether HSBC or HSBC Bank USA has breached the U.S. DPA. Breach of the U.S. DPA or related agreements and consent orders could have a material adverse effect on our business, prospects, financial condition and results of operations, including potential restrictions on our ability to operate in the United States or to perform dollar-clearing functions through HSBC Bank USA, loss of business, revocation of licenses, withdrawal of funding and harm to our reputation. Even if we are not determined to have breached these agreements, but the agreements are amended or their terms extended, our business, reputation and brand could suffer materially. Moreover, these consent orders to not preclude additional enforcement actions by bank regulatory, governmental or law enforcement agencies or private litigation.
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
The Financial Industry Regulatory Authority closed its review of the AML/BSA compliance program of our affiliate, HSI, without taking any action.
Shareholder Derivative Action In May 2014 a shareholder of HSBC (who is not a shareholder of HSBC Bank USA, HNAH or HSBC USA) filed a shareholder derivative action, captioned Michael Mason-Mahon v. Douglas J. Flint, et al. (New York State Supreme Court, Nassau County, Index No. 602052/2014), purportedly on behalf of HSBC, HSBC Bank USA, HNAH and HSBC USA in New York State Supreme Court against the directors, certain officers and certain former directors of those HSBC companies alleging that those directors and officers breached their fiduciary duties to the companies and caused a waste of corporate assets by allegedly permitting and/or causing the conduct underlying the U.S. DPA. In October 2014, the nominal corporate defendants moved to dismiss the action. Individual defendants who have been served also responded to the complaint. Plaintiffs filed an amended complaint in February 2015. Defendants filed a motion to dismiss the amended complaint in March 2015. The individual defendants who had been served also responded. In November 2015, the court granted the nominal corporate defendants' motion to dismiss. Plaintiffs have appealed this decision.
Charlotte Freeman, et al. v. HSBC Holdings plc, et al. In November 2014, a complaint was filed in the U.S. District Court for the Eastern District of New York on behalf of representatives of U.S. persons killed and/or injured in Iraq between April 2004 and November 2011. The complaint was filed against HSBC, HSBC Bank USA, HSBC Bank plc and HSBC Bank Middle East, as well as other non-HSBC banks and the Islamic Republic of Iran (together the 'Defendants'), and alleges that the Defendants conspired to violate the federal Anti-Terrorism Act., (18 U.S.C. §2331 et seq.) ("ATA"), by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. Defendants filed a motion to dismiss in March 2015. Plaintiffs filed amended complaints thereafter.
Defendants moved to dismiss plaintiffs' second amended complaint in September 2016, and the motion is fully briefed.
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In November, 2015, an action was filed against HSBC, HNAH, HSBC Bank USA, HUSI, HSI, HBIO and HSBC Bank Middle East Limited, as well as unaffiliated Al Rajhi Bank, in the U.S. District Court for the Northern District of Illinois. Plaintiffs, four U.S. nationals injured or killed in a 2005 terrorist attack on a hotel in Amman, Jordan and their families and heirs, allege violations of the ATA. The complaint includes one count against the HSBC defendants for violation of the ATA's civil provision, alleging a failure to enforce due diligence methods to prevent its financial services from being used to support the terrorist attack.
The HSBC defendants' motion to transfer the case to the U.S. District Court for the Southern District of New York and dismiss certain entities was filed in December 2016.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Company, Ltd., et al. In November 2015 a putative class action was filed in the U.S, District Court for the Central District of California against Hong Kong and Shanghai Bank Company, Ltd. and HSBC Bank USA by investors in a Ponzi scheme allegedly orchestrated by Phil Ming Xu and companies he controlled, including World Capital Markets and WCM777 entities. Plaintiffs allege violations of RICO, 18 U.S.C. §1961, et seq., common claims of aiding and abetting fraud and breach of fiduciary duty and California state statutory claims based on Hong Kong and Shanghai Banking Company's claimed acceptance of U.S. wire transfers to WCM777 from investors after U.S. federal and state authorities had shut

HSBC USA Inc.

down WCM777 in the U.S. in 2014. HSBC Bank USA is alleged to have acted as Hong Kong and Shanghai Banking Company's correspondent bank for certain wire transfers. Transfers to Hong Kong and Shanghai Banking Company are alleged to have totaled at least $37 million. Plaintiffs also seek a trebling of damages under RICO and punitive damages under California law.
In June 2016, the court granted in part and denied in part HSBC Bank USA's motion to dismiss, and in October 2016, granted the Hong Kong and Shanghai Banking Company's motion to dismiss. In November 2016, Plaintiffs' moved to amend their Complaint for a fourth time.
Mary Zapata, et al. v. HSBC In February 2016, a group of plaintiffs claiming to be survivors and heirs of American nationals alleged to have been killed or injured in Mexico by Mexican drug cartels, filed a complaint in the U.S. District Court for the Southern District of Texas, Brownsville Division naming HSBC Holdings plc, HSBC Bank USA, HSBC México S.A., Institución de Banca Múltiple, Grupo Financiero HSBC and Grupo Financiero HSBC, S.A. de C.V. as defendants. Plaintiffs allege that the HSBC entities violated the ATA by providing financial services to individuals and entities associated with the drug cartels. Plaintiffs seek unspecified, treble damages. In June 2016, the HSBC defendants filed motions to transfer the case to the U.S. District Court for the Southern District of New York and to dismiss the action based on lack of personal jurisdiction as to certain defendants, and we await a decision on the motions.
Saul Martinez, et al. v. Deutsche Bank AG, et al. In November 2016, a complaint was filed in the U.S. District Court for the Southern District of Illinois on behalf of representatives of U.S. persons killed and/or injured in Iraq between 2004 and 2011. The complaint was filed against HSBC, HSBC Bank USA, HSBC Bank plc and HSBC Bank Middle East, as well as other non-HSBC banks (together, the 'Defendants'), and alleges that the Defendants conspired to violate the federal Anti-Terrorism Act (18 U.S.C. §2331, et seq.) by altering or falsifying payment messages involving Iran, Iranian parties and Iranian banks for transactions processed through the U.S. The Defendants filed a motion to transfer the action to the U.S. District Court for the Southern District of New York in January 2017. Plaintiffs filed an amended complaint in January 2017.
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
In April 2016, a putative class action entitled Monteleone v. HSBC Finance Corporation, et al. was filed in the United States District Court for the Northern District of Illinois against HSBC Finance, HSBC Mortgage Corporation, HSBC Mortgage Services Inc., HSBC Bank USA and HTSU. The action alleges that the HSBC defendants contacted plaintiff, or the members of the class he seeks to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. Plaintiff seeks statutory damages of at least $500 for each violation.
The HSBC defendants responded to the complaints in both actions in July 2016.
Other Regulatory and Law Enforcement Investigations
We continue to cooperate in ongoing investigations by the DOJ and the Internal Revenue Service regarding whether certain HSBC Group companies and employees acted appropriately in relation to certain customers who had U.S. tax reporting requirements.
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

HSBC USA Inc.

28. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow:

Balance Sheet At December 31,	2016	2015
	(in millions)
Assets:
Securities available-for-sale	$—	$251
Securities held-to-maturity (fair value of $3 million and $4 million at December 31, 2016 and 2015, respectively)	3	4
Receivables and balances due from subsidiaries	17,356	16,836
Receivables from other HSBC affiliates	3,863	4,733
Investment in subsidiaries:
Banking	23,626	23,828
Other	3	22
Other assets	267	189
Total assets	$45,118	$45,863
Liabilities:
Interest, taxes and other liabilities	$106	$155
Payables due to subsidiaries	1	2
Payables due to other HSBC affiliates	27	15
Short-term borrowings	1,251	1,978
Long-term debt(1)	22,542	21,358
Long-term debt due to other HSBC affiliates(1)	836	1,830
Total liabilities	24,763	25,338
Total equity	20,355	20,525
Total liabilities and equity	$45,118	$45,863

(1)
Contractual scheduled maturities for the debt over the next five years are as follows: 2017 –$3.5 billion; 2018 – $6.5 billion; 2019 – $3.5 billion; 2020 – $5.1 billion; 2021 – $1.4 billion; and thereafter – $3.4 billion.

HSBC USA Inc.

Statement of Income Year Ended December 31,	2016	2015	2014
	(in millions)
Income:
Dividends from banking subsidiaries	$136	$104	$—
Dividends from other subsidiaries	17	1	1
Interest from subsidiaries	268	97	66
Interest from other HSBC affiliates	115	121	117
Other interest income	2	14	22
Other securities gains, net	7	1	—
Other income (loss) from subsidiaries	1	(2)	(1)
Other income (loss) from other HSBC Affiliates	418	(79)	395
Other income (loss)	(321)	121	(347)
Total income	643	378	253
Expenses:
Interest to subsidiaries	—	23	45
Interest to other HSBC Affiliates	43	28	49
Other interest expense	475	375	266
Provision for credit losses	—	—	(3)
Other expenses with subsidiaries	27	—	23
Other expenses	3	6	182
Total expenses	548	432	562
Income (loss) before taxes and equity in undistributed income of subsidiaries	95	(54)	(309)
Income tax benefit	27	76	107
Income (loss) before equity in undistributed income of subsidiaries	122	22	(202)
Equity in undistributed income of subsidiaries	7	308	556
Net income	$129	$330	$354

Statement of Comprehensive Income (Loss) Year Ended December 31,	2016	2015	2014
	(in millions)
Net income	$129	$330	$354
Net change in unrealized gains (losses), net of tax:
Investment securities	(227)	(392)	176
Other-than-temporarily impaired debt securities held-to-maturity	—	—	60
Derivatives designated as cash flow hedges	13	(14)	(73)
Pension and post-retirement benefit plans	3	—	(5)
Total other comprehensive income (loss)	(211)	(406)	158
Comprehensive income (loss)	$(82)	$(76)	$512

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2016	2015	2014
	(in millions)
Cash flows from operating activities:
Net income	$129	$330	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	25	4
Net change in other assets and liabilities	274	517	(460)
Undistributed gain of subsidiaries	(7)	(308)	(556)
Net change in trading assets and liabilities	—	—	624
Other, net	(4)	(31)	(36)
Cash provided by (used in) operating activities	406	533	(70)
Cash flows from investing activities:
Purchases of securities	—	(56)	—
Sales and maturities of securities	254	298	21
Net change in loans	—	—	26
Net change in investments in and receivables due from subsidiaries	(496)	(4,489)	(6,003)
Net change in receivables from other HSBC affiliates	887	835	(764)
Other, net	(27)	(38)	—
Cash provided by (used in) investing activities	618	(3,450)	(6,720)
Cash flows from financing activities:
Net change in payables to other HSBC affiliates	19	—	—
Net change in short-term borrowings	(727)	(2,794)	1,393
Issuance of long-term debt	3,587	11,946	8,013
Repayment of long-term debt	(3,815)	(9,870)	(2,554)
Preferred stock issuance	1,265	—	—
Preferred stock redemption	(1,265)	(300)	—
Capital contribution from parent	—	4,000	—
Other increases (decreases) in capital surplus	(21)	(1)	4
Dividends paid	(67)	(65)	(73)
Cash provided by (used in) financing activities	(1,024)	2,916	6,783
Net change in cash and due from banks	—	(1)	(7)
Cash and due from banks at beginning of year	—	1	8
Cash and due from banks at end of year	$—	$—	$1
Cash paid for:
Interest	$517	$406	$363
HSBC Bank USA is subject to legal restrictions on certain transactions with its non-bank affiliates in addition to the restrictions on the payment of dividends to us. See Note 23, "Retained Earnings and Regulatory Capital Requirements," for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information for HUSI:

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$588	$604	$638	$654	$621	$617	$626	$606
Provision for credit losses	19	62	134	157	267	47	(6)	53
Net interest income after provision for credit losses	569	542	504	497	354	570	632	553
Other revenues	257	320	293	462	274	531	403	464
Operating expenses	874	803	823	726	808	786	850	777
Income (loss) before income tax	(48)	59	(26)	233	(180)	315	185	240
Income tax expense (benefit)	(11)	26	(5)	79	(55)	111	98	76
Net income (loss)	$(37)	$33	$(21)	$154	$(125)	$204	$87	$164

HSBC USA Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In February 2015, PricewaterhouseCoopers LLP ("PwC") was appointed as our independent registered public accounting firm. During the years ended December 31, 2016 and 2015, there were no disagreements on accounting and financial disclosure matters between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in its reports on our financial statements.
KPMG LLP ("KPMG") was dismissed as our independent auditors by the Audit Committee effective February 23, 2015, after the issuance of its report on the consolidated financial statements as of and for the year ended December 31, 2014 included in the filing of our Form 10-K with the Securities and Exchange Commission. The reports of KPMG issued on our consolidated financial statements as of December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the years ended December 31, 2014 and through February 23, 2015, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its reports on our financial statements. During this time, there have been no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.
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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Assessment of Internal Control over Financial Reporting  Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Exchange Act, and has completed an assessment of the effectiveness of HSBC USA's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria related to internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)."
Based on the assessment performed, management concluded that as of December 31, 2016, HSBC USA's internal control over financial reporting was effective.

HSBC USA Inc.

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
At December 31, 2016, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles. Two repayments were made under each loan in 2016.
Five loans to the same Iranian petrochemical company matured in 2016. Bank Melli acted as a sub-participant in two of these loans, although a number of the payments due to Bank Melli in 2016 are yet to be remitted by the HSBC Group.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for 2016, which includes interest and fees, was approximately $464,000, and net estimated profit was approximately $432,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in 2016 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. One was cancelled during the fourth quarter of 2016 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. Prior to Implementation Day of the Joint Comprehensive Plan of Action, these accounts were frozen and transactions relating to these accounts were carried out under U.K. government license. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. Estimated gross revenue in 2016 on these accounts, which includes fees and/or commissions, was approximately $154,100.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving five employees of a U.S.-sanctioned Iranian bank in Hong Kong, two of whom resigned from the scheme during the third and fourth quarters of 2016. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme in 2016 was approximately $3,790. Three checks amounting to $705 were issued to the Iranian bank employer during the second quarter of 2016, as a result of the employer’s overpayment of contributions.

For the Iranian bank related-activity discussed above, the HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure.

HSBC USA Inc.

The HSBC Group has been holding a safe custody box for the Central Bank of Iran. For a number of years, the box has not been accessed by the Central Bank of Iran and no fees have been charged to the Central Bank of Iran.
The HSBC Group currently intends to continue to wind down the activity discussed in this section, to the extent legally permissible, and not enter into any new such activity.
Activity related to U.S. Executive Order 13224 The HSBC Group maintained a frozen personal account for an individual customer who was sanctioned under U.S. Executive Order 13224. The HSBC Group issued a check to the customer and processed the check deposit to close the account. The HSBC Group exited the customer relationship in the first quarter of 2016.
The HSBC Group maintained a credit card account for an individual who was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016. During the third quarter, the credit card was used for one minor debit transaction, and the HSBC Group received a payment relative to the credit card, which has now been cancelled.
The HSBC Group maintains accounts for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The accounts were frozen during the first quarter of 2016.
The HSBC Group maintains an account for a corporate customer that was sanctioned under U.S. Executive Order 13224 during the first quarter of 2016. The account was frozen during the first quarter of 2016.
The HSBC Group maintains frozen personal accounts for an individual customer who was sanctioned under U.S. Executive Order 13224 during the second quarter of 2016. The accounts were frozen during the second quarter of 2016.
The HSBC Group maintains a jointly owned safekeeping box during 2016 for an individual customer who was sanctioned under U.S. Executive Order 13224 in 2014. During the first quarter of 2016, the safekeeping box was accessed by the other joint owner (who is not a sanctioned individual).
For activity related to U.S. Executive Order 13224, there was no measurable gross revenue or net profit generated to the HSBC Group in 2016.
Other activity The HSBC Group maintained an account for a customer that received and deposited a check issued by the Iranian embassy in Brunei for payment of monthly rental property fees in the first quarter of 2016. The relationship was exited in the third quarter of 2016.
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
The HSBC Group maintains an account for a corporate customer in Germany for whom it received funds during the second quarter of 2016 from an account at a European bank that is named on the List of Persons Identified as Blocked Solely Pursuant to Executive Order 13599, in relation to the purchase of software.
For the activity in this section, there was no measurable gross revenue or net profit to the HSBC Group in 2016.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen under relevant sanctions programs and on which no activity, except as licensed or otherwise authorized, took place during 2016. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA in 2016 relating to these frozen accounts.

HSBC USA Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Omitted.

Item 11.	Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Omitted.

Item 14. Principal Accounting Fees and Services

Audit Fees The aggregate amount billed by our principal accountant, PricewaterhouseCoopers LLP ("PwC"), for audit services performed during the fiscal years ended December 31, 2016 and 2015 was $4,200,343 and $3,743,535, respectively. The aggregate amount billed by our former accountant, KPMG LLP ("KPMG"), for audit services performed during the fiscal years ended December 31, 2016 and 2015 was nil and nil, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees The aggregate amount billed by PwC in connection with audit related services performed during the fiscal years ended December 31, 2016 and 2015 was $2,504,463 and $1,816,000, respectively. The aggregate amount billed by KPMG in connection with audit related services performed during the fiscal years ended December 31, 2016 and 2015 was $360,750 and $370,972, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees The aggregate amount billed by PwC for tax related services performed during the fiscal years ended December 31, 2016 and 2015 was $63,000 and $54,345, respectively. The aggregate amount billed by KPMG for tax related services for the fiscal years ended December 31, 2016 and 2015 was $73,147 and $122,490, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal tax accounts in relation to the computation of associated interest.
All Other Fees The aggregate amount billed by PwC for other services performed during the fiscal years ended December 31, 2016 and 2015 was nil and nil, respectively. The aggregate amount billed by KPMG for other services performed during the fiscal years ended December 31, 2016 and 2015 was nil and nil, respectively.
All of the fees described above were approved by HSBC USA's Audit Committee.
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

HSBC USA Inc.

PART VI
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The consolidated financial statements listed below, together with an opinion of PWC dated February 21, 2017 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.
HSBC USA Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income
Consolidated Statement of Comprehensive Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Changes in Equity
Consolidated Statement of Cash Flows
Notes to Financial Statements
Selected Quarterly Financial Data (Unaudited)
(a)(2) Not applicable.
(a)(3) Exhibits

3(i)
Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3 to HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc.'s Current Report on Form 8-K filed April 4, 2005; Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed October 14, 2005, Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 22, 2006 and Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed on May 31, 2016).

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 2, 2016).

4.1
Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-158358 and Exhibit 4.2 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-180289).

4.2
Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-42421, and Exhibit 4.1 to HSBC USA Inc.'s Current Report on Form 8-K filed September 27, 2010).

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

12	Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006).

16	Letter from KPMG LLP, dated February 23, 2015 (incorporated by reference to Exhibit 16.1 to HSBC USA Inc.'s Current Report on Form 8-K filed February 23, 2015).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheet at December 31, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

Omitted.

HSBC USA Inc.

Index

2016 Economic Environment 43	adjustment 51, 91, 207
Accounting:	component of fair value option 178
new pronouncements 135	concentration 85, 162
policies (critical) 48	critical accounting policy 48
policies (significant) 135	exposure 88
Assets:	management 103
by business segment 195	related contingent features 177
consolidated average balances 123	related arrangements 201
fair value measurements 207	Critical accounting policies and estimates 48, 135
nonperforming 84, 155, 160, 162	Deferred tax assets 53, 181
trading 57, 145	Deposits 58, 92, 168
Asset-backed commercial paper conduits 199	Derivatives:
Asset-backed securities 100, 146, 221	accounting policy 140
Audit committee 18, 237	cash flow hedges 174
Auditors' report:	critical accounting policy 53
financial statement opinion 125	fair value hedges 173
Balance sheet:	notional value 177
consolidated 129	trading and other 175
consolidated average balances 123	Employees:
review 54	compensation and benefits 66
Basel II 9	number of 7
Basel III 9, 33, 93, 110, 197	Equity:
Basis of reporting 43, 45	consolidated statement of changes 131
Business:	ratios 40, 93, 197
consolidated performance review 44	Equity securities available-for-sale 146
operations 4	Estimates and assumptions 48
organization history 4	Executive overview 43
Capital:	Fair value measurements:
2017 funding strategy 95	assets and liabilities recorded at fair value on a recurring basis 211
common equity movements 92	assets and liabilities recorded at fair value on a non-recurring basis 218
consolidated statement of changes 131	control over valuation process 98, 208
regulatory capital 197	financial instruments 209
selected capital ratios 93, 197	hierarchy 98, 207
Cash flow (consolidated) 132	transfers into/out of level one and two 99, 217
Cautionary statement regarding forward-looking statements 41	transfers into/out of level two and three 99, 217
Collateral — pledged assets 205	valuation techniques 219
Collateralized debt obligations 100, 211, 215	Fiduciary risk 102, 117
Commercial banking segment results (Group Reporting Basis) 71, 195	Financial assets:
Committees 101	designated at fair value 178
Competition 7	reclassification under Group Reporting Basis 195
Compliance risk 102, 116	Financial highlights metrics 39
Contingent liabilities 54	Financial liabilities:
Controls and procedures 237	designated at fair value 178
Corporate governance and controls 18	fair value of financial liabilities 98, 209
Customers 7	Forward looking statements 41
Credit card fees 63, 127	Funding 6, 95
Credit quality 76	Future prospects 45
Credit risk:	Gain on instruments designated at fair value and related derivatives 180
accounting policy 48	Gains less losses from securities 150

HSBC USA Inc.

Global Banking and Markets:	Loan impairment charges — see Provision for credit losses
balance sheet data (Group Reporting Basis) 195	Loan-to-deposits ratio 40
loans and securities reclassified (Group Reporting Basis) 195	Loan-to-Value ratio 56
segment results (Group Reporting Basis) 68, 195	Market risk 102, 110
Geographic concentration of receivables 87	Market turmoil:
Goodwill :	current environment 43
accounting policy 139	exposures 43
critical accounting policy 49	impact on liquidity risk 102
Guarantee arrangements 201	structured investment vehicles 200
Impairment:	variable interest entities 198
available-for-sale securities 149	Monoline insurers 91, 149
credit losses 48, 61, 76, 163, 193	Mortgage lending products 55, 152
nonperforming loans 84, 155	Mortgage servicing rights 44, 121, 166
impaired loans 85, 156	Net interest income 59
Income (loss) from financial instruments designated at fair value, net 180	New accounting pronouncement adopted 135
Income statement 127	Off balance sheet arrangements 96
Intangible assets 166	Operating expenses 66
Income taxes:	Operational risk 102, 114
accounting policy 141	Other revenue 63
critical accounting policy — deferred taxes 53	Other segment results (Group Reporting Basis) 75, 195
expense 181	Pension and other postretirement benefits:
Internal control 237	accounting policy 141
Interest rate risk 102, 107	Performance, developments and trends 44
Key performance indicators 39	Pledged assets 205
Legal proceedings 36	Private banking segment results (Group Reporting Basis) 74, 195
Leveraged finance transactions 180	Profit (loss) before tax:
Liabilities:	by segment — Group Reporting Basis 195
commitments, lines of credit 95, 202	consolidated 127
deposits 58, 168	Properties 166
financial liabilities designated at fair value 209	Property, plant and equipment:
long-term debt 170	accounting policy 139
short-term borrowings 169	Provision for credit losses 61, 78, 127, 163
trading 145	Ratios:
Lease commitments 203	capital 93, 197
Liquidity and capital resources 91	charge-off (net) 40, 77, 83
Litigation and regulatory matters 223	credit loss reserve related 77
Loans:	delinquency 40, 81
by category 55, 152	earnings to fixed charges — Exhibit 12
by charge-off (net) 83, 163	efficiency 40, 66
by delinquency 81, 161	financial 40
criticized assets 85, 160	loans-to-deposits 40
geographic concentration 87	Real estate owned 133, 218
held for sale 56, 139, 165	Reconciliation of U.S. GAAP results to Group Reporting Basis 46
impaired 85, 156	Regulation 7
nonperforming 84, 155, 160	Related party transactions 188
overall review 54	Reputational risk 102, 118
purchases from HSBC Finance 190	Residential mortgage banking revenue 65
risk concentration 29, 85	Results of operations 59
troubled debt restructures 136, 156	Retail banking and wealth management segment results (Group Reporting Basis) 69, 195

HSBC USA Inc.

Risks and uncertainties 19	Sensitivity:
Risk elements in the loan portfolio 85, 161	projected net interest income 109
Risk factors 19	Share-based payments:
Risk management:	accounting policy 141
credit 102, 103	Statement of changes in equity 131
compliance 102, 116	Statement of changes in comprehensive income 128
fiduciary 102, 117	Statement of income (loss) 127
interest rate 102, 107	Strategic risk 102, 118
liquidity 102, 104	Stress testing 10, 94
market 102, 110	Table of contents 2
model 102, 119	Tax expense 127, 181
operational 102, 114	Trading:
pension 102, 120	assets 57, 145
reputational 102, 118	derivatives 57, 145
security & fraud 102, 118	liabilities 57, 145
strategic 102, 118	portfolios 57, 145
Securities:	Trading revenue (net) 64
amortized cost 146, 209	Troubled debt restructures 136, 156
fair value 146, 209	Value at risk 110
impairment 149	Variable interest entities 195
maturity analysis 151	Unresolved staff comments 36
Segment results — Group Reporting Basis:
retail banking and wealth management 69, 195
commercial banking 71, 195
global banking and markets 68, 195
private banking 74, 195
other 75, 195
overall summary 195
Selected financial data 39

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 21st day of February 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 21st day of February 2017.

Signature	Title

/s/ P. J. BURKE	President, Chief Executive Officer, Chairman and Director (as Principal Executive Officer)
(P. J. Burke)

/s/ P. D. AMEEN	Director
(P. D. Ameen)

/s/ K. M. BLAKELY	Director
(K. M. Blakely)

/s/ R. H. COX	Executive Director
(R. H. Cox)

/s/ B. F. KROEGER	Director
(B. F. Kroeger)

/s/ N. G. MISTRETTA	Director
(N. G. Mistretta)

/s/ J. C. SHERBURNE	Director
(J. C. Sherburne)

/s/ T. K. WHITFORD	Director
(T. K. Whitford)

/s/ M. A. ZAESKE	Senior Executive Vice President and Chief Financial Officer
(M. A. Zaeske)	(as Principal Financial Officer)

/s/ W. TABAKA	Executive Vice President and Chief Accounting Officer
(W. Tabaka)	(as Principal Accounting Officer)

HSBC USA Inc.

Exhibit Index

3(i)
Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3 to HSBC USA Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc.'s Current Report on Form 8-K filed April 4, 2005; Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed October 14, 2005, Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 22, 2006 and Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed on May 31, 2016).

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 28, 2016 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed May 2, 2016).
4.1
Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-158358 and Exhibit 4.2 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-180289).

4.2
Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.'s Registration Statement on Form S-3, Registration No. 333-42421, and Exhibit 4.1 to HSBC USA Inc.'s Current Report on Form 8-K filed September 27, 2010).

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

12	Computation of Ratio of Earnings to Fixed Charges
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006).
16	Letter from KPMG LLP, dated February 23, 2015 (incorporated by reference to Exhibit 16.1 to HSBC USA Inc.'s Current Report on Form 8-K filed February 23, 2015).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheet at December 31, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.