Form 10-Q
period 2017-03-31
HSBC USA INC /MD/
filed 2017-05-04
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of April 28, 2017, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Interest income:
Loans	$573	$569
Securities	242	244
Trading securities	58	85
Short-term investments	131	64
Other	11	18
Total interest income	1,015	980
Interest expense:
Deposits	150	105
Short-term borrowings	23	18
Long-term debt	242	197
Other	3	6
Total interest expense	418	326
Net interest income	597	654
Provision for credit losses	(77)	157
Net interest income after provision for credit losses	674	497
Other revenues:
Credit card fees	11	14
Trust and investment management fees	38	39
Other fees and commissions	162	165
Trading revenue	70	16
Other securities gains, net	5	29
Servicing and other fees from HSBC affiliates	82	54
Residential mortgage banking revenue (expense)	(2)	17
Gain on instruments designated at fair value and related derivatives	34	216
Other income (loss)	161	(88)
Total other revenues	561	462
Operating expenses:
Salaries and employee benefits	265	241
Support services from HSBC affiliates	339	320
Occupancy expense, net	54	59
Other expenses	129	106
Total operating expenses	787	726
Income before income tax	448	233
Income tax expense	152	79
Net income	$296	$154

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Net income	$296	$154
Net change in unrealized gains (losses), net of tax:
Investment securities	107	278
Fair value option liabilities attributable to credit spread	(79)	—
Derivatives designated as cash flow hedges	1	(45)
Total other comprehensive income	29	233
Comprehensive income	$325	$387

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except share data)
Assets(1)
Cash and due from banks	$1,037	$1,235
Interest bearing deposits with banks	17,870	20,238
Federal funds sold and securities purchased under agreements to resell (includes $1.0 billion and $770 million designated under fair value option at March 31, 2017 and December 31, 2016, respectively)	30,550	30,023
Trading assets	22,823	16,850
Securities available-for-sale	37,911	36,910
Securities held-to-maturity (fair value of $13.3 billion and $12.8 billion at March 31, 2017 and December 31, 2016, respectively)	13,315	12,809
Loans	69,588	73,875
Less – allowance for credit losses	921	1,017
Loans, net	68,667	72,858
Loans held for sale (includes $507 million and $725 million designated under fair value option at March 31, 2017 and December 31, 2016, respectively)	806	1,809
Properties and equipment, net	193	202
Goodwill	1,612	1,612
Other assets	6,799	6,755
Total assets	$201,583	$201,301
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$28,608	$26,932
Interest bearing (includes $7.6 billion and $7.5 billion designated under fair value option at March 31, 2017 and December 31, 2016, respectively)	83,808	86,389
Foreign deposits:
Noninterest bearing	736	741
Interest bearing	16,106	15,186
Total deposits	129,258	129,248
Short-term borrowings (includes $3.1 billion and $2.7 billion designated under fair value option at March 31, 2017 and December 31, 2016, respectively)	5,438	5,101
Long-term debt (includes $11.6 billion and $10.4 billion designated under fair value option at March 31, 2017 and December 31, 2016, respectively)	37,803	37,739
Total debt	172,499	172,088
Trading liabilities	4,024	4,908
Interest, taxes and other liabilities	4,386	3,950
Total liabilities	180,909	180,946
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both March 31, 2017 and December 31, 2016)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both March 31, 2017 and December 31, 2016)	—	—
Additional paid-in capital	18,142	18,148
Retained earnings	1,682	1,560
Accumulated other comprehensive loss	(415)	(618)
Total common equity	19,409	19,090
Total equity	20,674	20,355
Total liabilities and equity	$201,583	$201,301

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at March 31, 2017 and December 31, 2016 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	March 31, 2017	December 31, 2016
	(in millions)
Assets
Other assets	$220	$231
Total assets	$220	$231
Liabilities
Long-term debt	$79	$79
Interest, taxes and other liabilities	54	60
Total liabilities	$133	$139

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,265	$1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,148	18,169
Employee benefit plans	(6)	(2)
Balance at end of period	18,142	18,167
Retained earnings
Balance at beginning of period, as previously reported	1,560	1,498
Reclassification to accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	(174)	—
Balance at beginning of period, adjusted	1,386	1,498
Net income	296	154
Cash dividends declared on preferred stock	—	(14)
Balance at end of period	1,682	1,638
Accumulated other comprehensive loss
Balance at beginning of period, as previously reported	(618)	(407)
Reclassification from retained earnings of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	174	—
Balance at beginning of period, adjusted	(444)	(407)
Other comprehensive income, net of tax	29	233
Balance at end of period	(415)	(174)
Total common equity	19,409	19,631
Total equity	$20,674	$20,896

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$296	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(22)	(3)
Provision for credit losses	(77)	157
Net realized gains on securities available-for-sale	(5)	(29)
Net change in other assets and liabilities	441	(206)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(500)	(388)
Sales and collections of loans held for sale	738	444
Net change in trading assets and liabilities	(6,857)	152
Lower of amortized cost or fair value adjustments on loans held for sale	(8)	59
Gain on instruments designated at fair value and related derivatives	(34)	(216)
Net cash provided by operating activities	(6,028)	124
Cash flows from investing activities
Net change in interest bearing deposits with banks	2,368	(6,732)
Net change in federal funds sold and securities purchased under agreements to resell	(521)	(5,282)
Securities available-for-sale:
Purchases of securities available-for-sale	(3,636)	(6,279)
Proceeds from sales of securities available-for-sale	2,249	4,039
Proceeds from maturities of securities available-for-sale	528	346
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,096)	(88)
Proceeds from maturities of securities held-to-maturity	580	465
Change in loans:
Originations, net of collections	3,771	(211)
Loans sold to third parties	1,319	16
Net cash used for acquisitions of properties and equipment	(6)	(6)
Other, net	230	(51)
Net cash used in investing activities	5,786	(13,783)
Cash flows from financing activities
Net change in deposits	11	7,557
Debt:
Net change in short-term borrowings	338	4,908
Issuance of long-term debt	1,691	1,772
Repayment of long-term debt	(1,990)	(667)
Other increases (decreases) in capital surplus	(6)	(2)
Dividends paid	—	(14)
Net cash provided by financing activities	44	13,554
Net change in cash and due from banks	(198)	(105)
Cash and due from banks at beginning of period	1,235	968
Cash and due from banks at end of period	$1,037	$863

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Pension and Other Postretirement Benefits	40
2	Trading Assets and Liabilities	10	12	Related Party Transactions	41
3	Securities	11	13	Business Segments	44
4	Loans	16	14	Retained Earnings and Regulatory Capital Requirements	47
5	Allowance for Credit Losses	26	15	Variable Interest Entities	48
6	Loans Held for Sale	27	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	50
7	Goodwill	28	17	Fair Value Measurements	56
8	Derivative Financial Instruments	29	18	Litigation and Regulatory Matters	72
9	Fair Value Option	36	19	New Accounting Pronouncements	74
10	Accumulated Other Comprehensive Loss	39

1. Organization and Presentation

HSBC USA Inc. ("HSBC USA"), incorporated under the laws of Maryland, is a New York State based bank holding company and a wholly-owned subsidiary of HSBC North America Holdings Inc. ("HSBC North America"), which is an indirect wholly-owned subsidiary of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group"). The accompanying unaudited interim consolidated financial statements of HSBC USA and its subsidiaries (collectively "HUSI") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HUSI may also be referred to in these notes to the consolidated financial statements as "we," "us" or "our." These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods. For the three months ended March 31, 2017, our income tax expense was impacted by an out of period adjustment to our deferred tax asset balance which decreased tax expense by approximately $9 million.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Trading assets:
U.S. Treasury	$3,576	$3,560
U.S. Government agency issued or guaranteed	23	24
U.S. Government sponsored enterprises	216	222
Asset-backed securities	357	365
Corporate and foreign bonds	7,288	6,481
Other securities	12	15
Precious metals	7,770	1,772
Derivatives, net	3,581	4,411
Total trading assets	$22,823	$16,850
Trading liabilities:
Securities sold, not yet purchased	$855	$1,060
Payables for precious metals	—	62
Derivatives, net	3,169	3,786
Total trading liabilities	$4,024	$4,908
At March 31, 2017 and December 31, 2016, the fair value of derivatives included in trading assets is net of $3,783 million and $4,462 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At March 31, 2017 and December 31, 2016, the fair value of derivatives included in trading liabilities is net of $3,184 million and $3,826 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

March 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$22,371	$135	$(435)	$22,071
U.S. Government sponsored enterprises:
Mortgage-backed securities	5,214	3	(124)	5,093
Collateralized mortgage obligations	1,482	—	(32)	1,450
Direct agency obligations	3,728	115	(4)	3,839
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,971	2	(64)	2,909
Collateralized mortgage obligations	1,114	2	(18)	1,098
Direct agency obligations	419	5	—	424
Asset-backed securities collateralized by:
Home equity	66	—	(7)	59
Other	507	—	—	507
Foreign debt securities(1)	307	—	—	307
Equity securities	159	—	(5)	154
Total available-for-sale securities	$38,338	$262	$(689)	$37,911
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,382	$11	$(10)	$2,383
Collateralized mortgage obligations	1,509	56	(12)	1,553
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,434	7	(13)	2,428
Collateralized mortgage obligations	6,971	33	(55)	6,949
Obligations of U.S. states and political subdivisions	14	1	—	15
Asset-backed securities collateralized by residential mortgages	5	—	—	5
Total held-to-maturity securities	$13,315	$108	$(90)	$13,333

HSBC USA Inc.

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$21,366	$102	$(559)	$20,909
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,535	4	(122)	4,417
Collateralized mortgage obligations	2,139	—	(36)	2,103
Direct agency obligations	3,709	118	(10)	3,817
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,102	2	(58)	3,046
Collateralized mortgage obligations	1,370	2	(15)	1,357
Direct agency obligations	423	1	(4)	420
Asset-backed securities collateralized by:
Home equity	69	—	(8)	61
Other	108	—	(3)	105
Foreign debt securities(1)	522	—	(1)	521
Equity securities	159	—	(5)	154
Total available-for-sale securities	$37,502	$229	$(821)	$36,910
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,465	$11	$(9)	$2,467
Collateralized mortgage obligations	1,591	59	(12)	1,638
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,557	11	(10)	2,558
Collateralized mortgage obligations	6,176	34	(56)	6,154
Obligations of U.S. states and political subdivisions	15	1	—	16
Asset-backed securities collateralized by residential mortgages	5	—	—	5
Total held-to-maturity securities	$12,809	$116	$(87)	$12,838

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses decreased within the available-for-sale portfolio in the first quarter of 2017 due primarily to the impact of decreasing yields on intermediate-term U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at March 31, 2017 and December 31, 2016 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
March 31, 2017	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	36	$(318)	$10,241	28	$(117)	$2,867
U.S. Government sponsored enterprises	408	(153)	6,468	17	(7)	431
U.S. Government agency issued or guaranteed	55	(75)	3,663	6	(7)	151
Asset-backed securities	—	—	—	6	(7)	107
Foreign debt securities	2	—	107	1	—	175
Equity securities	—	—	—	1	(5)	154
Securities available-for-sale	501	$(546)	$20,479	59	$(143)	$3,885
Securities held-to-maturity:
U.S. Government sponsored enterprises	449	$(22)	$2,053	43	$—	$21
U.S. Government agency issued or guaranteed	182	(67)	4,798	491	(1)	61
Obligations of U.S. states and political subdivisions	1	—	—	3	—	—
Securities held-to-maturity	632	$(89)	$6,851	537	$(1)	$82

	One Year or Less			Greater Than One Year
December 31, 2016	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	40	$(378)	$13,707	32	$(181)	$3,908
U.S. Government sponsored enterprises	316	(155)	6,474	18	(13)	427
U.S. Government agency issued or guaranteed	57	(66)	3,941	7	(11)	252
Asset-backed securities	—	—	—	8	(11)	166
Foreign debt securities	7	—	343	1	(1)	178
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	421	$(604)	$24,619	66	$(217)	$4,931
Securities held-to-maturity:
U.S. Government sponsored enterprises	434	$(21)	$2,013	45	$—	$21
U.S. Government agency issued or guaranteed	179	(65)	4,734	503	(1)	112
Obligations of U.S. states and political subdivisions	1	—	—	3	—	—
Securities held-to-maturity	614	$(86)	$6,747	551	$(1)	$133
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At March 31, 2017 and December 31, 2016, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual

HSBC USA Inc.

maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
For all securities held in the available-for-sale or held-to-maturity portfolios for which unrealized losses attributed to factors other than credit existed, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. For a complete description of the factors considered when analyzing debt securities for impairments, see Note 4, "Securities," in our 2016 Form 10-K. There have been no material changes in our process for assessing impairment during 2017.
During the three months ended March 31, 2017 and 2016, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

Three Months Ended March 31,	2017	2016
	(in millions)
Gross realized gains	$5	$31
Gross realized losses	—	(2)
Net realized gains	$5	$29

HSBC USA Inc.

Contractual Maturities and Yields The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2017 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2017, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2017. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$8,566	1.67%	$9,670	1.96%	$4,135	2.93%
U.S. Government sponsored enterprises	299	3.25	3,096	2.89	1,165	2.48	5,864	2.57
U.S. Government agency issued or guaranteed	—	—	115	2.93	92	2.47	4,297	2.39
Asset-backed securities	—	—	400	2.38	—	—	173	3.62
Foreign debt securities	62.00		245.93		—	—	—	—
Total amortized cost	$361	2.70%	$12,422	2.00%	$10,927	2.02%	$14,469	2.63%
Total fair value	$363		$12,552		$10,682		$14,160
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$299	2.17%	$391	2.78%	$3,201	2.85%
U.S. Government agency issued or guaranteed	—	—	5	1.94	35	3.51	9,365	2.33
Obligations of U.S. states and political subdivisions	2	3.95	3	3.75	5	3.37	4	5.64
Asset-backed securities	—	—	—	—	—	—	5	6.85
Total amortized cost	$2	3.95%	$307	2.19%	$431	2.85%	$12,575	2.47%
Total fair value	$2		$308		$435		$12,588

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $302 million and $631 million, respectively, were included in other assets at March 31, 2017. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $338 million and $631 million, respectively, were included in other assets at December 31, 2016.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Commercial loans:
Real estate, including construction	$10,802	$10,890
Business and corporate banking	13,152	14,080
Global banking(1)(2)	22,527	23,481
Other commercial(2)	3,515	5,765
Total commercial	49,996	54,216
Consumer loans:
Residential mortgages	17,219	17,181
Home equity mortgages	1,344	1,408
Credit cards	646	688
Other consumer	383	382
Total consumer	19,592	19,659
Total loans	$69,588	$73,875

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 13, "Business Segments," we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates which totaled $939 million and $3,274 million at March 31, 2017 and December 31, 2016, respectively. All tables below have been restated to reflect this reclassification, as applicable. See Note 12, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $39 million and $48 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, we had a net unamortized premium (discount) on our loans of $7 million and $(5) million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at March 31, 2017 and December 31, 2016. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At March 31, 2017	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$57	$3	$60	$10,742	$10,802
Business and corporate banking	94	2	96	13,056	13,152
Global banking	—	64	64	22,463	22,527
Other commercial	1	7	8	3,507	3,515
Total commercial	152	76	228	49,768	49,996
Consumer loans:
Residential mortgages	350	353	703	16,516	17,219
Home equity mortgages	10	39	49	1,295	1,344
Credit cards	8	9	17	629	646
Other consumer	5	6	11	372	383
Total consumer	373	407	780	18,812	19,592
Total loans	$525	$483	$1,008	$68,580	$69,588

	Past Due		Total Past Due 30 Days or More
At December 31, 2016	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$17	$6	$23	$10,867	$10,890
Business and corporate banking	35	9	44	14,036	14,080
Global banking	1	64	65	23,416	23,481
Other commercial	4	7	11	5,754	5,765
Total commercial	57	86	143	54,073	54,216
Consumer loans:
Residential mortgages	402	317	719	16,462	17,181
Home equity mortgages	10	43	53	1,355	1,408
Credit cards	9	10	19	669	688
Other consumer	7	7	14	368	382
Total consumer	428	377	805	18,854	19,659
Total loans	$485	$463	$948	$72,927	$73,875

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$53	$56
Business and corporate banking	208	187
Global banking	490	546
Other commercial	1	1
Commercial nonaccrual loans held for sale	5	11
Total commercial	757	801
Consumer:
Residential mortgages(1)(2)(3)	446	435
Home equity mortgages(1)(2)	71	75
Consumer nonaccrual loans held for sale	39	369
Total consumer	556	879
Total nonaccruing loans	1,313	1,680
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	10
Other consumer	7	7
Total consumer	16	17
Total accruing loans contractually past due 90 days or more	17	18
Total nonperforming loans	$1,330	$1,698

(1)
At March 31, 2017 and December 31, 2016, nonaccrual consumer mortgage loans held for investment include $396 million and $382 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

Three Months Ended March 31,	2017	2016
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$20	$21
Interest income that was recorded on nonaccrual loans and included in interest income during the period	11	6

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans' original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three months ended March 31, 2017 and 2016 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three months ended March 31, 2017 and 2016 and as a result of this action became classified as TDR Loans:

Three Months Ended March 31,	2017	2016
	(in millions)
Commercial loans:
Business and corporate banking	$—	$114
Total commercial	—	114
Consumer loans:
Residential mortgages	6	27
Home equity mortgages	2	2
Credit cards	1	1
Total consumer	9	30
Total	$9	$144
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three months ended March 31, 2017 and 2016 was 1.63 percent and 2.29 percent, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	March 31, 2017		December 31, 2016
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Real estate, including construction	$31	$33	$32	$33
Business and corporate banking	269	340	300	363
Global banking	88	90	150	152
Total commercial(3)	388	463	482	548
Consumer loans:
Residential mortgages(4)	712	809	708	797
Home equity mortgages(4)	30	61	27	59
Credit cards	4	4	5	5
Total consumer	746	874	740	861
Total TDR Loans(5)	$1,134	$1,337	$1,222	$1,409
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Real estate, including construction	$5		$—
Business and corporate banking	15		37
Total commercial	20		37
Consumer loans:
Residential mortgages	8		9
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	10		11
Total allowance for credit losses for TDR Loans	$30		$48

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $540 million and $571 million at March 31, 2017 and December 31, 2016, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $232 million and $184 million at March 31, 2017 and December 31, 2016, respectively.

(4)
At March 31, 2017 and December 31, 2016, the carrying value of consumer mortgage TDR Loans held for investment includes $681 million and $672 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At March 31, 2017 and December 31, 2016, the carrying value of TDR Loans includes $515 million and $645 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

Three Months Ended March 31,	2017	2016
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Real estate, including construction	$31	$93
Business and corporate banking	285	199
Global banking	119	112
Total commercial	435	404
Consumer loans:
Residential mortgages	715	1,047
Home equity mortgages	29	24
Credit cards	4	5
Total consumer	748	1,076
Total average balance of TDR Loans	$1,183	$1,480
Interest income recognized on TDR Loans:
Commercial loans:
Real estate, including construction	$—	$1
Business and corporate banking	3	1
Total commercial	3	2
Consumer loans:
Residential mortgages	7	10
Total consumer	7	10
Total interest income recognized on TDR Loans	$10	$12
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,	2017	2016
	(in millions)
Consumer loans:
Residential mortgages	$3	$11
Total consumer	3	11
During the three months ended March 31, 2017 and 2016, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At March 31, 2017
Real estate, including construction	$33	$11	$44	$6	$46
Business and corporate banking	148	176	324	36	392
Global banking	425	128	553	223	564
Other commercial	1	6	7	1	7
Total commercial	$607	$321	$928	$266	$1,009
At December 31, 2016
Real estate, including construction	$2	$41	$43	$1	$45
Business and corporate banking	176	166	342	55	397
Global banking	417	244	661	251	674
Other commercial	1	6	7	1	7
Total commercial	$596	$457	$1,053	$308	$1,123

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $388 million and $482 million at March 31, 2017 and December 31, 2016, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

Three Months Ended March 31,	2017	2016
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$44	$107
Business and corporate banking	333	262
Global banking	607	139
Other commercial	7	7
Total average balance of impaired commercial loans	$991	$515
Interest income recognized on impaired commercial loans:
Real estate, including construction	$—	$1
Business and corporate banking	4	2
Total interest income recognized on impaired commercial loans	$4	$3

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2017
Real estate, including construction	$423	$96	$6	$525
Business and corporate banking	588	789	37	1,414
Global banking	749	2,527	250	3,526
Other commercial	—	6	1	7
Total commercial	$1,760	$3,418	$294	$5,472
At December 31, 2016
Real estate, including construction	$445	$152	$1	$598
Business and corporate banking	597	803	58	1,458
Global banking	899	2,478	298	3,675
Other commercial	—	6	1	7
Total commercial	$1,941	$3,439	$358	$5,738
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2017
Real estate, including construction	$10,749	$53	$—	$10,802
Business and corporate banking	12,943	208	1	13,152
Global banking	22,037	490	—	22,527
Other commercial	3,514	1	—	3,515
Total commercial	$49,243	$752	$1	$49,996
At December 31, 2016
Real estate, including construction	$10,834	$56	$—	$10,890
Business and corporate banking	13,892	187	1	14,080
Global banking	22,935	546	—	23,481
Other commercial	5,764	1	—	5,765
Total commercial	$53,425	$790	$1	$54,216

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2017
Real estate, including construction	$7,787	$3,015	$10,802
Business and corporate banking	5,701	7,451	13,152
Global banking	14,006	8,521	22,527
Other commercial	2,315	1,200	3,515
Total commercial	$29,809	$20,187	$49,996
At December 31, 2016
Real estate, including construction	$7,857	$3,033	$10,890
Business and corporate banking	6,348	7,732	14,080
Global banking	14,205	9,276	23,481
Other commercial	4,473	1,292	5,765
Total commercial	$32,883	$21,333	$54,216

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	March 31, 2017		December 31, 2016
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$434	2.51%	$765	4.23%
Home equity mortgages(1)(2)	40	2.98	46	3.26
Credit cards	12	1.86	14	2.03
Other consumer	10	2.20	11	2.43
Total consumer	$496	2.51%	$836	4.05%

(1)
At March 31, 2017 and December 31, 2016, consumer mortgage loan delinquency includes $395 million and $711 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $41 million and $358 million, respectively, relating to loans held for sale.

(2)	At March 31, 2017 and December 31, 2016, consumer mortgage loans and loans held for sale include $241 million and $474 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2017
Residential mortgages	$16,773	$446	$—	$17,219
Home equity mortgages	1,273	71	—	1,344
Credit cards	637	—	9	646
Other consumer	376	—	7	383
Total consumer	$19,059	$517	$16	$19,592
At December 31, 2016
Residential mortgages	$16,746	$435	$—	$17,181
Home equity mortgages	1,333	75	—	1,408
Credit cards	678	—	10	688
Other consumer	375	—	7	382
Total consumer	$19,132	$510	$17	$19,659
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At March 31, 2017 and December 31, 2016, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,594 million and $3,589 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2017 and 2016:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2017
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	1	(42)	(39)	2	—	(2)	3	—	(77)
Charge-offs	(1)	(21)	—	—	(3)	(2)	(8)	(1)	(36)
Recoveries	—	12	1	—	1	1	2	—	17
Net (charge-offs) recoveries	(1)	(9)	1	—	(2)	(1)	(6)	(1)	(19)
Allowance for credit losses – end of period	$92	$266	$470	$15	$24	$17	$31	$6	$921
Ending balance: collectively evaluated for impairment	$86	$230	$247	$14	$16	$16	$30	$6	$645
Ending balance: individually evaluated for impairment	6	36	223	1	8	1	1	—	276
Total allowance for credit losses	$92	$266	$470	$15	$24	$17	$31	$6	$921

Loans:
Collectively evaluated for impairment(2)	$10,758	$12,828	$21,974	$3,508	$16,181	$1,271	$642	$383	$67,545
Individually evaluated for impairment(3)	44	324	553	7	57	4	4	—	993
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	981	69	—	—	1,050
Total loans	$10,802	$13,152	$22,527	$3,515	$17,219	$1,344	$646	$383	$69,588

Three Months Ended March 31, 2016
Allowance for credit losses – beginning of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income	9	(47)	197	(3)	(9)	3	5	2	157
Charge-offs	—	(28)	(7)	—	(9)	(3)	(8)	(1)	(56)
Recoveries	—	2	—	—	5	1	2	—	10
Net (charge-offs) recoveries	—	(26)	(7)	—	(4)	(2)	(6)	(1)	(46)
Allowance for credit losses – end of period	$95	$334	$457	$16	$55	$25	$31	$10	$1,023
Ending balance: collectively evaluated for impairment	$94	$251	$285	$15	$25	$24	$30	$10	$734
Ending balance: individually evaluated for impairment	1	83	172	1	30	1	1	—	289
Total allowance for credit losses	$95	$334	$457	$16	$55	$25	$31	$10	$1,023

Loans:
Collectively evaluated for impairment(2)	$10,067	$14,364	$28,304	$8,164	$16,244	$1,467	$655	$395	$79,660
Individually evaluated for impairment(3)	103	306	297	7	191	5	5	—	914
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,086	72	—	—	1,158
Total loans	$10,170	$14,670	$28,601	$8,171	$17,521	$1,544	$660	$395	$81,732

(1)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 13, "Business Segments." As a result, we reclassified $4.7 billion of loans and $28 million of allowance for credit losses from business and corporate banking to global banking at March 31, 2016 to conform with the current year presentation.

HSBC USA Inc.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 13, "Business Segments," we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates totaling $939 million and $5,107 million at March 31, 2017 and 2016, respectively, for which we do not carry an associated allowance for credit losses.

(3)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $681 million and $771 million at March 31, 2017 and 2016, respectively.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Commercial loans:
Real estate, including construction	$—	$17
Business and corporate banking	5	—
Global banking	632	827
Total commercial	637	844
Consumer loans:
Residential mortgages	99	890
Home equity mortgages	—	4
Other consumer	70	71
Total consumer	169	965
Total loans held for sale	$806	$1,809
Commercial Loans Commercial loans held for sale primarily consists of certain global banking loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $507 million and $725 million at March 31, 2017 and December 31, 2016, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $130 million and $102 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, we recorded lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale of $1 million and $26 million, respectively, as a component of other income (loss) in the consolidated statement of income.
Consumer Loans As previously disclosed, during the first quarter of 2016, we determined we no longer have the intent to hold for investment certain residential mortgage loans which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. As a result of this decision, during 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $568 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $473 million, including related escrow advances. During the three months ended March 31, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $33 million associated with these loans transferred to held for sale, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income.
In March 2017, we completed the sale of these residential mortgage loans which had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale to a third party and recognized a loss on sale of approximately $2 million, largely reflecting transaction costs. During the three months ended March 31, 2017, we reversed $5 million of the lower of amortized cost or fair value adjustment previously recorded on these loans as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing.

HSBC USA Inc.

In addition to the residential mortgage loans discussed above, during the third quarter of 2016, we determined we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance"), along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016, we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest.
During the first quarter of 2017, we sold a portion of this portfolio of residential mortgage loans which had an unpaid principal balance of $471 million (aggregate carrying value of $445 million) at the time of sale to a third party and recognized a gain on sale of approximately $43 million, including transaction costs. At March 31, 2017, the carrying amount of the remaining loans in this held for sale portfolio totaled $93 million. During the three months ended March 31, 2017, we recorded $1 million of additional lower of amortized cost or fair value adjustment on this portfolio of loans as a component of other income (loss) in the consolidated statement of income as a result of changes in the pricing of the portion of loans which were sold and in the estimated pricing on the remaining loans which were not sold. As we plan to sell the remaining loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million and $3 million at March 31, 2017 and December 31, 2016, respectively, which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
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
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $10 million and $57 million at March 31, 2017 and December 31, 2016, respectively. The valuation allowance on commercial loans held for sale was $58 million and $55 million at March 31, 2017 and December 31, 2016, respectively.

7. Goodwill

Goodwill was $1,612 million at both March 31, 2017 and December 31, 2016. Included in goodwill for these periods were accumulated impairment losses of $670 million. During the first quarter of 2017, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

HSBC USA Inc.

8. Derivative Financial Instruments

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

HSBC USA Inc.

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$167	$314	$142	$341
Bilateral OTC(2)	—	183	—	196
Interest rate contracts	167	497	142	537
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	4	1	12	—
OTC-cleared(2)	3	65	6	57
Bilateral OTC(2)	—	87	—	94
Interest rate contracts	3	152	6	151
Total derivatives accounted for as hedges	174	650	160	688
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	43	95	35	84
OTC-cleared(2)	8,945	7,965	15,248	14,189
Bilateral OTC(2)	14,360	15,373	16,045	17,480
Interest rate contracts	23,348	23,433	31,328	31,753
Exchange-traded(2)	37	7	24	6
Bilateral OTC(2)	18,697	17,529	24,020	22,645
Foreign exchange contracts	18,734	17,536	24,044	22,651
Equity contracts - bilateral OTC(2)	1,774	1,768	1,658	1,653
Exchange-traded(2)	43	29	81	13
Bilateral OTC(2)	439	710	1,038	867
Precious metals contracts	482	739	1,119	880
OTC-cleared(2)	169	226	227	289
Bilateral OTC(2)	1,080	856	1,291	1,076
Credit contracts	1,249	1,082	1,518	1,365
Other derivatives not accounted for as hedges(1)
OTC-cleared(2)	270	38	287	41
Bilateral OTC(2)	420	168	437	170
Interest rate contracts	690	206	724	211
Foreign exchange contracts - bilateral OTC(2)	—	19	—	31
Equity contracts - bilateral OTC(2)	876	170	672	222
Credit contracts - bilateral OTC(2)	3	4	32	4
Other contracts - bilateral OTC(2)(4)	6	32	5	14
Total derivatives	47,336	45,639	61,260	59,472
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	38,532	38,532	51,111	51,111
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	4,754	3,185	5,145	3,826
Net amounts of derivative assets / liabilities presented in the balance sheet	4,050	3,922	5,004	4,535
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	698	608	787	1,050
Net amounts of derivative assets / liabilities	$3,352	$3,314	$4,217	$3,485

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

(3)	Trading related derivative assets / liabilities are recorded in trading assets / trading liabilities on the consolidated balance sheet.

HSBC USA Inc.

(4)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Inc. ("Visa") Class B common shares ("Class B Shares").

(5)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(6)	Represents the netting of cash collateral posted and received by counterparty under enforceable netting agreements.

(7)
Netting is performed at a counterparty level in cases where enforceable master netting agreements are in place, regardless of the type of derivative instrument. Therefore, we have not attempted to allocate netting to the different types of derivative instruments shown in the table above.

See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further information on offsetting related to resale and repurchase agreements and securities borrowing and lending arrangements.
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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $117 million and $104 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, we amortized $2 million and $2 million, respectively, of basis adjustments related to terminated and/or re-designated fair value hedges of our debt. The total accumulated unamortized basis adjustments related to terminated and-or re-designated fair value hedges amounted to increases in the carrying amount of our debt of $10 million and $12 million at March 31, 2017 and December 31, 2016, respectively.
We recorded basis adjustments for active fair value hedges of available-for-sale ("AFS") securities which increased the carrying amount of the securities by $183 million and $258 million at March 31, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income (Loss)	Interest Income (Expense)	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended March 31, 2017
Interest rate contracts/AFS Securities	$(31)	$86	$89	$(83)	$3
Interest rate contracts/long-term debt	8	(13)	(66)	14	1
Total	$(23)	$73	$23	$(69)	$4

Three Months Ended March 31, 2016
Interest rate contracts/AFS Securities	$(48)	$(656)	$93	$626	$(30)
Interest rate contracts/long-term debt	8	66	(30)	(65)	1
Total	$(40)	$(590)	$63	$561	$(29)

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
At March 31, 2017 and December 31, 2016, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2017, $3 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $4 million during the three months ended March 31, 2016. During the next twelve months, we expect to amortize $11 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.
The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income:

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2017	2016		2017	2016		2017	2016
	(in millions)
Three Months Ended March 31,
Interest rate contracts	$(2)	$(76)	Interest income (expense)	$(3)	$(4)	Other income (loss)	$—	$—
Total	$(2)	$(76)		$(3)	$(4)		$—	$—

HSBC USA Inc.

Trading Derivatives and Non-Qualifying Hedging Activities  In addition to risk management, we enter into derivative instruments, including buy- and sell-protection credit derivatives, for trading and market making purposes, to repackage risks and structure trades to facilitate clients' needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy-protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue. Prior to the sale of our remaining Mortgage Servicing Rights ("MSRs") portfolio during the fourth quarter of 2016, we used forward purchases or sales of to-be-announced ("TBA") securities to economically hedge our MSRs. Changes in the fair value of TBA positions, which were considered derivatives, were recorded in residential mortgage banking revenue (expense). Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.
Our non-qualifying hedging and other activities include:

•
Derivative contracts related to the fixed-rate long-term debt issuances and hybrid instruments, including all structured notes and deposits, for which we have elected fair value option accounting. These derivative contracts are non-qualifying hedges but are considered economic hedges.

•
Credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income.

•
Swap agreements entered into in conjunction with the sales of certain Visa Class B Shares to a third party to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A common shares ("Class A Shares"). See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for additional information.

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
The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2017	2016
		(in millions)
Interest rate contracts	Trading revenue	$(20)	$(277)
Interest rate contracts	Residential mortgage banking revenue (expense)	—	32
Foreign exchange contracts	Trading revenue	(57)	97
Equity contracts	Trading revenue	1	—
Precious metals contracts	Trading revenue	60	—
Credit contracts	Trading revenue	—	(37)
Total		$(16)	$(185)

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2017	2016
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$3	$214
Foreign exchange contracts	Gain on instruments designated at fair value and related derivatives	9	12
Equity contracts	Gain on instruments designated at fair value and related derivatives	360	(49)
Credit contracts	Other income (loss)	(32)	(12)
Total		$340	$165
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at March 31, 2017 was $860 million, for which we had posted collateral of $567 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2016 was $586 million, for which we had posted collateral of $581 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.
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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$48	$48

HSBC USA Inc.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	March 31, 2017	December 31, 2016
	(in millions)
Interest rate:
Futures and forwards	$353,125	$501,635
Swaps	2,090,495	2,142,183
Options written	64,531	74,741
Options purchased	82,923	87,020
	2,591,074	2,805,579
Foreign exchange:
Swaps, futures and forwards	1,172,134	965,301
Options written	28,500	52,845
Options purchased	28,801	53,260
Spot	48,522	34,565
	1,277,957	1,105,971
Commodities, equities and precious metals:
Swaps, futures and forwards	49,595	49,555
Options written	18,853	19,495
Options purchased	30,623	30,632
	99,071	99,682
Credit derivatives	119,537	123,714
Other contracts(1)	380	184
Total	$4,088,019	$4,135,130

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

HSBC USA Inc.

9. Fair Value Option

We report our results to HSBC in accordance with HSBC Group accounting and reporting policies ("Group Reporting Basis"), which apply International Financial Reporting Standards ("IFRSs") as issued by the International Accounting Standards Board ("IASB") and as endorsed by the European Union ("EU"). We typically have elected to apply fair value option ("FVO") accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and the Group Reporting Basis and to simplify the accounting model applied to those financial instruments. We elected to apply FVO accounting to certain commercial loans held for sale, certain securities sold under repurchase agreements, certain fixed-rate long-term debt issuances and all of our hybrid instruments, including structured notes and deposits. Prior to January 1, 2017, changes in the fair value of these assets and liabilities, including changes in fair value related to interest rate, credit and other risks, as well as the mark-to-market adjustment on the related derivatives and the net realized gains or losses on these derivatives are reported in gain on instruments designated at fair value and related derivatives in the consolidated statement of income. As discussed more fully in Note 19, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to credit spread is recorded in other comprehensive income.
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At March 31, 2017 and December 31, 2016, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. The own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) in the consolidated statement of income related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and own credit risk. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) in the consolidated statement of income related to hybrid instruments designated at fair value are summarized in the table below.

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At March 31, 2017
Commercial loans held for sale	$507	$513	$(6)
Securities purchased under resale agreements	1,033	1,026	7
Securities sold under repurchase agreements	3,079	3,077	2
Fixed rate long-term debt	2,068	1,750	318
Hybrid instruments:
Structured deposits	7,562	7,562	—
Structured notes	9,491	8,871	620
At December 31, 2016
Commercial loans held for sale	$725	$728	$(3)
Securities purchased under resale agreements	770	767	3
Securities sold under repurchase agreements	2,672	2,670	2
Fixed rate long-term debt	2,012	1,750	262
Hybrid instruments:
Structured deposits	7,526	7,881	(355)
Structured notes	8,372	8,067	305

HSBC USA Inc.

Components of Gain on Instruments at Fair Value and Related Derivatives  The following table summarizes the components of gain on instruments designated at fair value and related derivatives reflected in the consolidated statement of income for the three months ended March 31, 2017 and 2016:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended March 31, 2017
Interest rate and other components(1)	$—	$6	$1	$19	$(363)	$(337)
Credit risk component(2)	(1)	—	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	6	1	19	(363)	(338)
Mark-to-market on the related derivatives	—	—	—	(24)	381	357
Net realized gain on the related long-term debt derivatives	—	—	—	15	—	15
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$6	$1	$10	$18	$34

Three Months Ended March 31, 2016
Interest rate and other components(1)	$—	$5	$5	$(127)	$(34)	$(151)
Credit risk component	(3)	—	—	149	44	190
Total mark-to-market on financial instruments designated at fair value	(3)	5	5	22	10	39
Mark-to-market on the related derivatives	—	—	—	127	34	161
Net realized gain on the related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$(3)	$5	$5	$165	$44	$216

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

(2)
As discussed more fully in Note 19, "New Accounting Pronouncements," beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to credit spread is recorded in common equity as a component of other comprehensive income.

HSBC USA Inc.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive loss balances:

Three Months Ended March 31,	2017	2016
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(461)	$(234)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $64 million and $173 million, respectively	106	292
Reclassification adjustment for gains realized in net income, net of tax of $(2) million and $(11) million, respectively(1)	(3)	(18)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $3 million and $3 million, respectively(2)	4	4
Total other comprehensive income for period	107	278
Balance at end of period	(354)	44
Unrealized gains (losses) on fair value option liabilities attributable to credit spread:
Balance at beginning of period, as previously reported	—	—
Cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax of $103 million(3)	174	—
Balance at beginning of period, adjusted	174	—
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(46) million	(79)	—
Total other comprehensive loss for period	(79)	—
Balance at end of period	95	—
Unrealized losses on derivatives designated as cash flow hedges:
Balance at beginning of period	(157)	(170)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of less than $(1) million and $(28) million, respectively	(1)	(48)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $1 million, respectively(4)	2	3
Total other comprehensive income (loss) for period	1	(45)
Balance at end of period	(156)	(215)
Pension and postretirement benefit liability:
Balance at beginning and end of period	—	(3)
Total accumulated other comprehensive loss at end of period	$(415)	$(174)

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income.

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

(3)	See Note 19, "New Accounting Pronouncements," for additional discussion.

(4)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income.

HSBC USA Inc.

11. Pension and Other Postretirement Benefits

Defined Benefit Pension Plan The table below reflects the portion of pension expense and its related components of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to us and is recorded in our consolidated statement of income. We have not been allocated any portion of the Plan's net pension liability.

Three Months Ended March 31,	2017	2016
	(in millions)
Interest cost on projected benefit obligation	$18	$18
Expected return on plan assets	(21)	(20)
Amortization of net actuarial loss	10	10
Administrative costs	1	1
Pension expense	$8	$9
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

Three Months Ended March 31,	2017	2016
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1
Net periodic postretirement benefit cost	$1	$1

HSBC USA Inc.

12. Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. HSBC policy requires that these transactions occur at prevailing market rates and terms and include funding arrangements, derivative transactions, servicing arrangements, information technology support, centralized support services, banking and other miscellaneous services and where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) HSBC Bank USA, National Association ("HSBC Bank USA") to other HSBC affiliates (other than Federal Deposit Insurance Corporation ("FDIC") insured banks) are legally required to be secured by eligible collateral. The following tables and discussions below present the more significant related party balances and the income (expense) generated by related party transactions:

	March 31, 2017	December 31, 2016
	(in millions)
Assets:
Cash and due from banks	$233	$364
Interest bearing deposits with banks	797	980
Securities purchased under agreements to resell(1)	—	949
Trading assets	30	74
Loans	939	3,274
Other(2)	388	291
Total assets	$2,387	$5,932
Liabilities:
Deposits	$24,026	$23,999
Trading liabilities	701	510
Short-term borrowings	2,047	2,148
Long-term debt	4,836	4,834
Other(2)	333	247
Total liabilities	$31,943	$31,738

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") has agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

Three Months Ended March 31,	2017	2016
	(in millions)
Income/(Expense):
Interest income	$24	$30
Interest expense	(66)	(29)
Net interest income (expense)	(42)	1
Trading revenue (expense)	85	(157)
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	24	22
HSBC Finance Corporation	34	13
HSBC Markets (USA) Inc. ("HMUS")	5	6
Other HSBC affiliates	19	13
Total servicing and other fees from HSBC affiliates	82	54
Gain (loss) on instruments designated at fair value and related derivatives	360	(44)
Support services from HSBC affiliates:
HMUS	(12)	(53)
HSBC Technology & Services (USA) ("HTSU")	(285)	(229)
Other HSBC affiliates	(42)	(38)
Total support services from HSBC affiliates	(339)	(320)
Stock based compensation expense with HSBC(1)	(7)	(6)

(1)
Employees may participate in one or more stock compensation plans sponsored by HSBC. These expenses are included in salaries and employee benefits in our consolidated statement of income. Certain employees are also eligible to participate in a defined benefit pension plan and other postretirement plans sponsored by HSBC North America which are discussed in Note 11, "Pension and Other Postretirement Benefits."

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At March 31, 2017 and December 31, 2016, long-term debt with affiliates reflected $4.9 billion of floating rate borrowings from HSBC North America. The outstanding balances include $2.0 billion of senior debt which matures in August 2021, $0.9 billion of subordinated debt which matures in May 2025 and $2.0 billion of senior debt which matures in August 2026.
At March 31, 2017 and December 31, 2016, we had a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either March 31, 2017 or December 31, 2016.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At March 31, 2017 and December 31, 2016, we have the following loan balances outstanding with HSBC affiliates:

	March 31, 2017	December 31, 2016
	(in millions)
HSBC Finance Corporation	$—	$2,501
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	609	563
HSBC Mexico S.A.	300	195
Other short-term affiliate lending	30	15
Total loans	$939	$3,274
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2017. The credit agreement allows for borrowings with maturities of up to 5 years. During the first quarter of 2017, HSBC Finance prepaid the $2.5 billion that was outstanding under this credit agreement, including loan prepayment fees of $28 million which is included in servicing and other fees from HSBC affiliates.

HSBC USA Inc.

HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $5.9 billion at both March 31, 2017 and December 31, 2016, of which $609 million and $563 million, respectively, was outstanding. The maturities of the outstanding balances range from overnight to three months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico S.A. in the amount of $1.2 billion at both March 31, 2017 and December 31, 2016, of which $300 million and $195 million was outstanding at March 31, 2017 and December 31, 2016, respectively. The outstanding balance matures in 2019.
We have extended lines of credit to various other HSBC affiliates totaling $2.3 billion which did not have any outstanding balances at either March 31, 2017 and December 31, 2016.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At March 31, 2017 and December 31, 2016, there were $30 million and $15 million, respectively, of these loans outstanding.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $865.5 billion and $878.5 billion at March 31, 2017 and December 31, 2016, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $38 million and $29 million at March 31, 2017 and December 31, 2016, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $93 million and $558 million at March 31, 2017 and December 31, 2016, respectively) that we purchased from HSBC Finance in 2003 and 2004. During 2016, we transferred these residential mortgage loans to held for sale. See Note 6, "Loans Held for Sale," for additional information.

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

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $13 million and $16 million during the three months ended March 31, 2017 and 2016, respectively.
At both March 31, 2017 and December 31, 2016, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2016 Form 10-K for additional information.

HSBC USA Inc.

13. Business Segments

We have five distinct business segments that we utilize for management reporting and analysis purposes, which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M") and Private Banking ("PB") and a Corporate Center ("CC") which was created in 2017 and is discussed further below.
We previously announced that we made the decision to implement changes to our internal management reporting for certain activities and functions and report them within a new CC segment beginning in January 2017. These activities and functions include Balance Sheet Management and our legacy structured credit products which historically were both reported in GB&M, as well as a portfolio of residential mortgage loans previously purchased from HSBC Finance, including certain loan servicing activities performed on behalf of HSBC Finance, which were historically reported in RBWM. In addition, we have reviewed central costs historically reported in the Other segment and have reallocated these costs to the global businesses where appropriate. Remaining residual costs are reported in the CC along with all other remaining items historically reported in the Other segment. As a result, beginning in the first quarter of 2017, we have aligned our segment reporting with the changes made to our internal management reporting and are reporting these changes as part of the newly created CC segment for all periods presented.
The following table summarizes the impact on reported segment total assets, total deposits and profit before tax as of and for the three months ended March 31, 2016:

2016
(in millions)
Increase (decrease) in segment profit before tax during the three months ended March 31:
RBWM	$3
CMB	4
GB&M	(8)
CC (as compared with previously reported Other)	1

Increase (decrease) in segment total assets at March 31:
RBWM	$(672)
GB&M	(93,516)
CC (as compared with previously reported Other)	94,188

Increase (decrease) in segment total deposits at March 31:
GB&M	(8,920)
CC (as compared with previously reported Other)	8,920
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
We continue to evaluate the financial information used to manage our businesses, including the presentation of financial data being reported to our Management and our Board. To the extent we make changes to this reporting in the future, we will evaluate any impact such changes may have on our segment reporting.
During the first quarter of 2017, we adopted new accounting guidance under the Group Reporting Basis which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit in other comprehensive income consistent with the new accounting guidance also adopted under U.S. GAAP. The adoption of this guidance did not require periods prior to 2017 to be restated. During the three months ended March 31, 2016, total other revenues under the Group Reporting Basis included a gain of $149 million from the change in fair value of our own debt attributable to credit spread for which we have elected fair value option accounting.
There have been no additional changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2016 Form 10-K.

HSBC USA Inc.

A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented in Note 22, "Business Segments," in our 2016 Form 10-K. Other than the change discussed below, there have been no other significant changes since December 31, 2016 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Structured notes and deposits - Structured notes and deposits are classified as trading liabilities under the Group Reporting Basis and are carried at fair value with changes in fair value recorded in earnings. We elected to apply fair value option accounting to these structured notes and deposits under U.S. GAAP. Beginning January 1, 2017, the adoption of new accounting guidance under U.S. GAAP requires the fair value movement on fair value option liabilities, including structured notes and deposits, attributable to credit spread to be recorded in other comprehensive income.

HSBC USA Inc.

The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB(3)	GB&M(3)	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2017
Net interest income(1)	$213	$180	$152	$53	$8	$—	$606	$(13)	$4	$597
Other operating income	137	52	121	21	94	—	425	140	(4)	561
Total operating income	350	232	273	74	102	—	1,031	127	—	1,158
Loan impairment charges	9	(36)	(35)	2	(1)	—	(61)	(27)	11	(77)
	341	268	308	72	103	—	1,092	154	(11)	1,235
Operating expenses(2)	275	139	203	61	110	—	788	10	(11)	787
Profit (loss) before income tax expense	$66	$129	$105	$11	$(7)	$—	$304	$144	$—	$448
Balances at end of period:
Total assets	$19,057	$24,175	$84,949	$7,808	$103,804	$—	$239,793	$(38,255)	$45	$201,583
Total loans, net	16,802	23,170	21,108	5,928	3,564	—	70,572	(323)	(1,582)	68,667
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	34,811	19,914	22,960	11,355	6,638	—	95,678	(4,430)	38,010	129,258

Three Months Ended March 31, 2016
Net interest income(1)	$202	$190	$149	$51	$44	$(2)	$634	$(19)	$39	$654
Other operating income	74	62	260	23	153	2	574	(70)	(42)	462
Total operating income	276	252	409	74	197	—	1,208	(89)	(3)	1,116
Loan impairment charges	14	12	205	(1)	2	—	232	(69)	(6)	157
	262	240	204	75	195	—	976	(20)	3	959
Operating expenses(2)	253	147	223	58	48	—	729	(6)	3	726
Profit (loss) before income tax expense	$9	$93	$(19)	$17	$147	$—	$247	$(14)	$—	$233
Balances at end of period:
Total assets	$20,051	$26,877	$104,090	$8,221	$94,650	$—	$253,889	$(50,109)	$4	$203,784
Total loans, net	17,033	23,905	25,989	6,461	3,461	—	76,849	4	3,856	80,709
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	32,506	19,699	21,942	13,813	8,940	—	96,900	(5,195)	34,598	126,303

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

(3)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $22 million of profit before tax from the CMB segment to the GB&M segment during the three months ended March 31, 2016 to conform with the current year presentation. In addition, we reclassified $4,733 million of loans and $2,789 million of deposits from the CMB segment to the GB&M segment at March 31, 2016.

(4)	Represents adjustments associated with differences between U.S. GAAP and the Group Reporting Basis.

(5)	Represents differences in financial statement presentation between U.S. GAAP and the Group Reporting Basis.

HSBC USA Inc.

14. Retained Earnings and Regulatory Capital Requirements

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At March 31, 2017 and December 31, 2016, HSBC Bank USA was required to maintain $3,113 million and $3,139 million, respectively, of reserve balances with the Federal Reserve Bank.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$17,899	4.5%	(2)	14.9%	$17,544	4.5%	(2)	13.7%
HSBC Bank USA	19,750	6.5		16.7	19,577	6.5		15.7
Tier 1 capital ratio:
HSBC USA	19,140	6.0		16.0	18,640	6.0		14.5
HSBC Bank USA	22,222	8.0		18.7	21,971	8.0		17.6
Total capital ratio:
HSBC USA	23,709	10.0		19.8	23,549	10.0		18.3
HSBC Bank USA	26,467	10.0		22.3	26,325	10.0		21.1
Tier 1 leverage ratio:
HSBC USA	19,140	4.0	(2)	9.6	18,640	4.0	(2)	9.2
HSBC Bank USA	22,222	5.0		11.4	21,971	5.0		11.1
Risk weighted assets:
HSBC USA	119,889				128,482
HSBC Bank USA	118,554				124,666
Adjusted quarterly average assets:(3)
HSBC USA	199,619				203,000
HSBC Bank USA	195,531				197,944

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

(3)
Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended March 31, 2017 and December 31, 2016, respectively.

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

15. Variable Interest Entities

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
Variable Interest Entities  We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be potentially significant where we, among other things, (i) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE; (ii) provide a financial guarantee that covers assets held or liabilities issued by a VIE; (iii) sponsor the VIE in that we design, organize and structure the transaction; and (iv) retain a financial or servicing interest in the VIE.
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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at March 31, 2017 and December 31, 2016 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	March 31, 2017		December 31, 2016
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$220	$—	$231	$—
Long-term debt	—	79	—	79
Interest, taxes and other liabilities	—	54	—	60
Total	$220	$133	$231	$139
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at March 31, 2017 and December 31, 2016:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At March 31, 2017
Structured note vehicles	$2,884	$6	$5,866	$5,860
Limited partnership investments	387	230	1,407	387
Refinancing SPE	324	—	494	323
Total	$3,595	$236	$7,767	$6,570
At December 31, 2016
Structured note vehicles	$2,888	$7	$5,908	$5,896
Limited partnership investments	427	227	1,853	427
Refinancing SPE	353	—	659	353
Total	$3,668	$234	$8,420	$6,676
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $5,860 million at March 31, 2017 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
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

HSBC USA Inc.

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
Third-party sponsored securitization entities  We invest in asset-backed securities issued by third party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm's-length and decisions to invest are based on a credit analysis of the underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers which potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 2, "Trading Assets and Liabilities," Note 3, "Securities," and Note 17, "Fair Value Measurements," and, therefore, are not disclosed in this note to avoid redundancy.

16. Guarantee Arrangements, Pledged Assets and Repurchase Agreements

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at March 31, 2017 and December 31, 2016. Following the table is a description of the various arrangements.

	March 31, 2017		December 31, 2016
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(345)	$55,969	$(627)	$58,329
Financial standby letters of credit, net of participations(2)(3)	—	5,136	—	5,423
Performance standby letters of credit, net of participations(2)(3)	—	3,109	—	2,969
Total	$(345)	$64,214	$(627)	$66,721

(1)	Includes $33,751 million and $29,999 million of notional issued for the benefit of HSBC affiliates at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $1,393 million and $1,315 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at March 31, 2017 and December 31, 2016, respectively.

(3)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(345)	$55,969	$(627)	$58,329
Buy-protection credit derivative positions	552	63,568	845	65,385
Net position(1)	$207	$7,599	$218	$7,056

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a client and is a guarantee that the client will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the client fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the client is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the client's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At March 31, 2017, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,136 million and $3,109 million, respectively. At December 31, 2016, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,423 million and $2,969 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $51 million and $49 million at March 31, 2017 and December 31, 2016, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $33 million and $39 million at March 31, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at March 31, 2017 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.4	$28,421	$15,278	$43,699
Structured CDS	0.4	2,965	145	3,110
Index credit derivatives	3.2	3,363	2,728	6,091
Total return swaps	2.1	2,735	334	3,069
Subtotal		37,484	18,485	55,969
Standby Letters of Credit(2)	1.3	5,430	2,814	8,245
Total		$42,914	$21,299	$64,214

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)
External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

Our internal credit ratings are determined based on HSBC's risk rating systems and processes which assign a credit grade based on a scale which ranks the risk of default of a client. The credit grades are assigned and used for managing risk and determining level of credit exposure appetite based on the client's operating performance, liquidity, capital structure and debt service ability. In addition, we also incorporate subjective judgments into the risk rating process concerning such things as industry trends, comparison of performance to industry peers and perceived quality of management. We compare our internal risk ratings to outside external rating agency benchmarks, where possible, at the time of formal review and regularly monitor whether our risk ratings are comparable to the external ratings benchmark data.
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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation as described in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders. Visa used a portion of the IPO proceeds to establish an escrow account to fund future claims arising from those covered litigation. From 2009 to 2011, Visa exercised its rights to sell shares of existing Class B shareholders and deposited the proceeds in order to increase the escrow account. At March 31, 2017 and December 31, 2016, we estimated the shares held in the Visa escrow account were sufficient to cover any anticipated liabilities that may arise as a result of settlements or other resolutions of still-pending cases, therefore, no liability was recorded relating to this litigation.
During the first quarter of 2017, we sold 1,161,897 Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $146 million. During the fourth quarter of 2016, we sold 638,219 Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $71 million. The net pre-tax gains associated with these sales were recorded as a component of other income (loss) in the consolidated statement of income. Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $32 million (of which $17 million related to the sale during the first quarter of 2017) and $14 million at March 31, 2017 and December 31, 2016, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic fixed payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. The payments under the derivative will continue until the Class B Shares are able to be converted into

HSBC USA Inc.

Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss). As of March 31, 2017, we continued to hold approximately 1,230,039 Visa Class B Shares, which are recorded at their original cost basis of zero and have an estimated fair value of approximately $150 million.
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
Mortgage Loan Repurchase Obligations  Historically, we originated and sold mortgage loans, primarily to government sponsored enterprises, and provided various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded. As a result of settlements with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation during 2013 and 2014, the repurchase exposure associated with these sales has been substantially resolved. In addition, with the conversion of our mortgage processing and servicing operations to PHH Mortgage in 2013, new agency eligible originations are sold directly to PHH Mortgage and PHH Mortgage is responsible for origination representations and warranties for all loans purchased.
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $5 million and $6 million March 31, 2017 and December 31, 2016, respectively.
The following table summarizes the change in our estimated repurchase liability during the three months ended March 31, 2017 and 2016 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

Three Months Ended March 31,	2017	2016
	(in millions)
Balance at beginning of period	$12	$17
Increase (decrease) in liability recorded through earnings	—	—
Realized losses	(1)	(1)
Balance at end of period	$11	$16
Our repurchase liability of $11 million at March 31, 2017 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at March 31, 2017. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note
27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in this Form 10-Q for additional discussion of related exposure. The outstanding principal balance on these loans was approximately $4.5 billion and $4.6 billion at March 31, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Interest bearing deposits with banks	$2,969	$3,034
Trading assets(1)	3,054	2,772
Securities available-for-sale(2)	7,356	7,503
Securities held-to-maturity	2,411	2,551
Loans(3)	18,598	18,260
Other assets(4)	2,013	1,958
Total	$36,401	$36,078

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $1,042 million and $892 million at March 31, 2017 and December 31, 2016, respectively. The fair value of trading assets that could be sold or repledged was $3,054 million and $2,772 million at March 31, 2017 and December 31, 2016, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $31,391 million and $30,784 million at March 31, 2017 and December 31, 2016, respectively, discussed further below. Of this collateral, $28,401 million and $29,835 million could be sold or repledged at March 31, 2017 and December 31, 2016, respectively, of which $814 million and $769 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at March 31, 2017 and December 31, 2016:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At March 31, 2017:
Assets:
Securities purchased under resale agreements	$31,391	$841	$30,550	$30,546	$—	$4
Liabilities:
Securities sold under repurchase agreements	$4,910	$841	$4,069	$4,069	$—	$—

At December 31, 2016:
Assets:
Securities purchased under resale agreements	$30,784	$761	$30,023	$29,945	$—	$78
Liabilities:
Securities sold under repurchase agreements	$4,433	$761	$3,672	$3,661	$—	$11

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at March 31, 2017 and December 31, 2016:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At March 31, 2017:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$691	$—	$517	$1,952	$1,750	$4,910

At December 31, 2016:
U.S. Treasury, U.S. Government agency and sponsored entity securities	$761	$—	$—	$1,272	$2,400	$4,433

HSBC USA Inc.

17. Fair Value Measurements

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
The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2017 and December 31, 2016:

March 31, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$18,931	$18,931	$1,037	$17,870	$24
Federal funds sold and securities purchased under agreements to resell	29,517	29,517	—	29,517	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	1,033	1,033	—	1,033	—
Non-derivative trading assets	19,242	19,242	3,576	12,598	3,068
Derivatives	4,050	4,050	10	4,010	30
Securities	51,226	51,244	26,333	24,804	107
Commercial loans, net of allowance for credit losses	49,153	50,780	—	—	50,780
Commercial loans designated under fair value option and held for sale	507	507	—	507	—
Commercial loans held for sale	130	130	—	130	—
Consumer loans, net of allowance for credit losses	19,514	18,800	—	—	18,800
Consumer loans held for sale:
Residential mortgages and home equity mortgages	99	99	—	4	95
Other consumer	70	70	—	—	70
Financial liabilities:
Short-term financial liabilities	$2,384	$2,412	$—	$2,388	$24
Deposits:
Without fixed maturities	112,721	112,721	—	112,721	—
Fixed maturities	8,975	9,014	—	9,014	—
Deposits designated under fair value option	7,562	7,562	—	6,346	1,216
Non-derivative trading liabilities	855	855	762	93	—
Derivatives	3,922	3,922	11	3,896	15
Short-term borrowings designated under fair value option	3,079	3,079	—	3,079	—
Long-term debt	26,244	27,122	—	27,122	—
Long-term debt designated under fair value option	11,559	11,559	—	11,001	558

HSBC USA Inc.

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$21,500	$21,500	$1,235	$20,238	$27
Federal funds sold and securities purchased under agreements to resell	29,253	29,253	—	29,253	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	770	770	—	770	—
Non-derivative trading assets	12,439	12,439	3,560	5,811	3,068
Derivatives	5,004	5,004	12	4,961	31
Securities	49,719	49,748	25,145	24,498	105
Commercial loans, net of allowance for credit losses	53,286	54,938	—	—	54,938
Commercial loans designated under fair value option and held for sale	725	725	—	725	—
Commercial loans held for sale	119	119	—	119	—
Consumer loans, net of allowance for credit losses	19,572	18,833	—	—	18,833
Consumer loans held for sale:
Residential mortgages and home equity mortgages	894	912	—	9	903
Other consumer	71	71	—	—	71
Financial liabilities:
Short-term financial liabilities	$2,456	$2,489	$—	$2,462	$27
Deposits:
Without fixed maturities	112,009	112,009	—	112,009	—
Fixed maturities	9,713	9,749	—	9,749	—
Deposits designated under fair value option	7,526	7,526	—	6,119	1,407
Non-derivative trading liabilities	1,122	1,122	1,060	62	—
Derivatives	4,535	4,535	8	4,511	16
Short-term borrowings designated under fair value option	2,672	2,672	—	2,672	—
Long-term debt	27,355	28,093	—	28,093	—
Long-term debt designated under fair value option	10,384	10,384	—	9,885	499

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
March 31, 2017	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$1,033	$—	$1,033	$—	$1,033
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,576	239	—	3,815	—	3,815
Collateralized debt obligations	—	—	184	184	—	184
Asset-backed securities:
Residential mortgages	—	88	—	88	—	88
Student loans	—	85	—	85	—	85
Corporate and other domestic debt securities	—	—	2,884	2,884	—	2,884
Debt securities issued by foreign entities	—	4,404	—	4,404	—	4,404
Equity securities	—	12	—	12	—	12
Precious metals trading	—	7,770	—	7,770	—	7,770
Derivatives:(3)
Interest rate contracts	42	24,166	—	24,208	—	24,208
Foreign exchange contracts	37	18,684	17	18,738	—	18,738
Equity contracts	—	2,522	128	2,650	—	2,650
Precious metals contracts	43	439	—	482	—	482
Credit contracts	—	1,060	192	1,252	—	1,252
Other contracts(4)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(43,286)	(43,286)
Total derivatives	122	46,871	343	47,336	(43,286)	4,050
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	26,333	10,551	—	36,884	—	36,884
Asset-backed securities:
Home equity	—	59	—	59	—	59
Other	—	400	107	507	—	507
Debt securities issued by foreign entities	—	307	—	307	—	307
Equity securities	—	154	—	154	—	154
Loans(5)	—	507	—	507	—	507
Total assets	$30,031	$72,480	$3,518	$106,029	$(43,286)	$62,743
Liabilities:
Domestic deposits(2)	$—	$6,346	$1,216	$7,562	$—	$7,562
Trading liabilities, excluding derivatives	762	93	—	855	—	855
Derivatives:(3)
Interest rate contracts	96	24,192	—	24,288	—	24,288
Foreign exchange contracts	7	17,532	17	17,556	—	17,556
Equity contracts	—	1,831	107	1,938	—	1,938
Precious metals contracts	29	710	—	739	—	739
Credit contracts	—	1,075	11	1,086	—	1,086
Other contracts(4)	—	—	32	32	—	32
Derivatives netting	—	—	—	—	(41,717)	(41,717)
Total derivatives	132	45,340	167	45,639	(41,717)	3,922
Short-term borrowings(2)	—	3,079	—	3,079	—	3,079
Long-term debt(2)	—	11,001	558	11,559	—	11,559
Total liabilities	$894	$65,859	$1,941	$68,694	$(41,717)	$26,977

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2016	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$770	$—	$770	$—	$770
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,560	246	—	3,806	—	3,806
Collateralized debt obligations	—	—	184	184	—	184
Asset-backed securities:
Residential mortgages	—	96	—	96	—	96
Student loans	—	85	—	85	—	85
Corporate and other domestic debt securities	—	—	2,884	2,884	—	2,884
Debt securities issued by foreign entities	—	3,597	—	3,597	—	3,597
Equity securities	—	15	—	15	—	15
Precious metals trading	—	1,772	—	1,772	—	1,772
Derivatives:(3)
Interest rate contracts	36	32,163	1	32,200	—	32,200
Foreign exchange contracts	24	24,014	18	24,056	—	24,056
Equity contracts	—	2,171	159	2,330	—	2,330
Precious metals contracts	81	1,038	—	1,119	—	1,119
Credit contracts	—	1,342	208	1,550	—	1,550
Other contracts(4)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(56,256)	(56,256)
Total derivatives	141	60,728	391	61,260	(56,256)	5,004
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,145	10,924	—	36,069	—	36,069
Asset-backed securities:
Home equity	—	61	—	61	—	61
Other	—	—	105	105	—	105
Debt securities issued by foreign entities	—	521	—	521	—	521
Equity securities	—	154	—	154	—	154
Loans(5)	—	725	—	725	—	725
Total assets	$28,846	$79,694	$3,564	$112,104	$(56,256)	$55,848
Liabilities:
Domestic deposits(2)	$—	$6,119	$1,407	$7,526	$—	$7,526
Trading liabilities, excluding derivatives	1,060	62	—	1,122	—	1,122
Derivatives:(3)
Interest rate contracts	84	32,568	—	32,652	—	32,652
Foreign exchange contracts	6	22,658	18	22,682	—	22,682
Equity contracts	—	1,714	161	1,875	—	1,875
Precious metals contracts	13	867	—	880	—	880
Credit contracts	—	1,354	15	1,369	—	1,369
Other contracts(4)	—	—	14	14	—	14
Derivatives netting	—	—	—	—	(54,937)	(54,937)
Total derivatives	103	59,161	208	59,472	(54,937)	4,535
Short-term borrowings(2)	—	2,672	—	2,672	—	2,672
Long-term debt(2)	—	9,885	499	10,384	—	10,384
Total liabilities	$1,163	$77,899	$2,114	$81,176	$(54,937)	$26,239

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	See Note 9, "Fair Value Option," for additional information.

(3)
Includes trading derivative assets of $3,581 million and $4,411 million and trading derivative liabilities of $3,169 million and $3,786 million at March 31, 2017 and December 31, 2016, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(5)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 6, "Loans Held for Sale," for further information.

HSBC USA Inc.

Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017 and 2016.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2017 and 2016. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$3	$—	$—	$—	$(3)	$—	$—	$184	$2
Corporate and other domestic debt securities	2,884	—	—	—	—	—	—	—	2,884	—
Derivatives, net:(2)
Interest rate contracts	1	(1)	—	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(2)	27	—	—	—	(4)	—	—	21	23
Credit contracts	193	(5)	—	—	—	(7)	—	—	181	(13)
Other contracts(3)	(9)	—	—	—	(17)	—	—	—	(26)	—
Other asset-backed securities available-for-sale(4)	105	2	—	—	—	—	—	—	107	2
Total assets	$3,356	$26	$—	$—	$(17)	$(14)	$—	$—	$3,351	$13
Liabilities:
Domestic deposits(5)	$(1,407)	$(5)	$5	$—	$(43)	$191	$(3)	$46	$(1,216)	$(4)
Long-term debt(5)	(499)	(26)	(5)	—	(84)	15	(2)	43	(558)	(27)
Total liabilities	$(1,906)	$(31)	$—	$—	$(127)	$206	$(5)	$89	$(1,774)	$(31)

HSBC USA Inc.

	Jan. 1, 2016	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2016	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$221	$(5)	$—	$—	$—	$(6)	$—	$—	$210	$(6)
Corporate and other domestic debt securities	2,870	(2)	—	5	—	—	—	—	2,873	(2)
Derivatives, net:(2)
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(83)	24	—	—	—	4	1	(1)	(55)	24
Credit contracts	179	2	—	—	—	(4)	—	—	177	(13)
Mortgage servicing rights(6)	140	(16)	—	—	—	(7)	—	—	117	(16)
Total assets	$3,328	$3	$—	$5	$—	$(13)	$1	$(1)	$3,323	$(13)
Liabilities:
Domestic deposits(5)	$(1,867)	$(53)	$—	$—	$(64)	$88	$(8)	$55	$(1,849)	$(50)
Long-term debt(5)	(746)	26	—	—	(75)	65	—	84	(646)	23
Total liabilities	$(2,613)	$(27)	$—	$—	$(139)	$153	$(8)	$139	$(2,495)	$(27)

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income.

(2)
Level 3 net derivatives included derivative assets of $343 million and derivative liabilities of $167 million at March 31, 2017 and derivative assets of $391 million and derivative liabilities of $268 million at March 31, 2016. Gains (losses) on derivatives, net are predominantly included in trading revenue in the consolidated statement of income.

(3)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(4)
Realized gains (losses) on securities available-for-sale are included in other securities gains, net in the consolidated statement income. Unrealized gains (losses) on securities available-for-sale are included in other comprehensive income.

(5)
See Note 9, "Fair Value Option," for additional information. Beginning January 1, 2017, unrealized gains (losses) on fair value option liabilities attributable to credit spread is recorded in other comprehensive income.

(6)
During the fourth quarter of 2016, we sold our remaining residential mortgage servicing rights portfolio to a third party. Gains (losses) on residential mortgage servicing rights were included in residential mortgage banking revenue (expense) in the consolidated statement of income.

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at March 31, 2017 and December 31, 2016:

March 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$184	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 8%
			Loss severity rates	85%
Corporate and other domestic debt securities	$2,884	Discounted cash flows	Spread volatility on collateral assets	3% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	13% - 18%
Equity derivative contracts(1)	$21	Option pricing model	Equity / Equity Index volatility	9% - 44%
			Equity / Equity and Equity / Index correlation	45% - 80%
			Equity dividend yields	0% - 14%
Credit derivative contracts	$181	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	172bps - 190bps
Other derivative contracts	$(26)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	3 - 5 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 4%
Domestic deposits (structured deposits)(1)(2)	$(1,216)	Option adjusted discounted cash flows	Implied volatility of currency pairs	13% - 18%
			Equity / Equity Index volatility	9% - 44%
			Equity / Equity and Equity / Index correlation	45% - 80%
Long-term debt (structured notes)(1)(2)	$(558)	Option adjusted discounted cash flows	Implied volatility of currency pairs	13% - 18%
			Equity / Equity Index volatility	9% - 44%
			Equity / Equity and Equity / Index correlation	45% - 80%

HSBC USA Inc.

December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$184	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 8%
			Loss severity rates	85%
Corporate and other domestic debt securities	$2,884	Discounted cash flows	Spread volatility on collateral assets	3% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	15% - 21%
Equity derivative contracts(1)	$(2)	Option pricing model	Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
			Equity dividend yields	0% - 14%
Credit derivative contracts	$193	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	150bps - 173bps
Other derivative contracts	$(9)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	3 - 5 years
Other asset-backed securities available-for-sale	$105	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 4%
Domestic deposits (structured deposits)(1)(2)	$(1,407)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
Long-term debt (structured notes)(1)(2)	$(499)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%

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

▪	Loss severity rate - Included in our Level 3 CDOs portfolio are trust preferred securities which had a loss severity rate of 85 percent at March 31, 2017.
Derivatives

▪
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 13 percent and

HSBC USA Inc.

18 percent while the implied volatility for equity/equity or equity/equity index is between 9 percent and 44 percent, respectively, at March 31, 2017. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 2 percent and 5 percent, respectively, at March 31, 2017.

▪
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 45 percent and 80 percent at March 31, 2017.

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
Other derivatives - The fair value of the swap agreements we entered into in conjunction with the sales of certain Visa Class B Shares is dependent upon the final resolution of the related litigation. Significant unobservable inputs used in the fair value measurement include estimated changes in the conversion rate of Visa Class B Shares into Visa Class A Shares and the expected timing of the final resolution. An increase (decrease) in the loss estimate or timing in the resolution of the related litigation would result in a higher (lower) fair value measurement of the derivative.
Other asset-backed securities available-for-sale - The fair value measurement of certain asset-backed securities is primarily affected by estimated yields which are determined based on current market yields of comparable instruments adjusted for market liquidity. An increase (decrease) in the yields would result in a decrease (increase) in the fair value measurement of the securities.
Significant Transfers Into and Out of Level 3 Measurements During the three months ended March 31, 2017, we transferred $46 million of domestic deposits and $43 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three months ended March 31, 2017, we transferred $3 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
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

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at March 31, 2017 and December 31, 2016. The gains (losses) during the three months ended March 31, 2017 and 2016 are also included.

	Non-Recurring Fair Value Measurements at March 31, 2017				Total Gains (Losses) For the Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage and home equity mortgage loans held for sale(1)	$—	$1	$95	$96	$4
Consumer loans	—	10	—	10	(4)
Commercial loans held for sale(3)	—	80	—	80	(1)
Impaired commercial loans(4)	—	—	359	359	64
Real estate owned(5)	—	16	—	16	2
Total assets at fair value on a non-recurring basis	$—	$107	$454	$561	$65

	Non-Recurring Fair Value Measurements at December 31, 2016				Total Gains (Losses) For the Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage and home equity mortgage loans held for sale(1)	$—	$6	$769	$775	$(33)
Consumer loans(2)	—	46	—	46	(5)
Commercial loans held for sale(3)	—	79	—	79	(27)
Impaired commercial loans(4)	—	—	278	278	(183)
Real estate owned(5)	—	17	—	17	1
Total assets at fair value on a non-recurring basis	$—	$148	$1,047	$1,195	$(247)

(1)
At March 31, 2017 and December 31, 2016, the fair value of the loans held for sale was below cost. Certain residential mortgage and home equity mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy, including certain residential mortgage and home equity mortgage loans which were transferred to held for sale during 2016 for which significant inputs in estimating fair value were unobservable and, to a lesser extent, certain residential mortgage loans held for sale for which the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)
Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral. Total gains (losses) for the three months ended March 31, 2016 include amounts recorded on loans that were subsequently transferred to held for sale.

(3)	At March 31, 2017 and December 31, 2016, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at March 31, 2017 and December 31, 2016:

At March 31, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage and home equity mortgage loans held for sale	$95	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	0% - 100%
Impaired commercial loans	359	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%

At December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage and home equity mortgage loans held for sale	$769	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	0% - 100%
		including collateral values and market discount rate	Market discount rate	8% - 14%
Impaired commercial loans	278	Valuation of third party appraisal on underlying collateral	Loss severity rates	4% - 100%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage and home equity mortgage loans held for sale represent residential mortgage and home equity mortgage loans which were transferred to held for sale during 2016 and, to a lesser extent, subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for residential mortgage and home equity mortgage loans held for sale was approximately 40 percent at March 31, 2017. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 34 percent at March 31, 2017. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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

•
Consumer loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included estimates from an HSBC affiliate which reflect over-the-counter trading activity, trading input from other market participants which includes observed primary and secondary trades, where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads as well as general discussions held directly with potential investors. Since some loan pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various loan portfolios. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $51 million and $49 million at March 31, 2017 and December 31, 2016, respectively.
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

HSBC USA Inc.

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
The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at March 31, 2017:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$41	$—	$41
	Residential mortgages - Subprime	32	—	32
	Student loans	85	—	85
	Total AAA -A	158	—	158
BBB -B	Collateralized debt obligations	—	184	184
CCC-Unrated	Residential mortgages - Subprime	15	—	15
		$173	$184	$357
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Home equity - Alt A	$59	$—	$59
	Other	400	107	507
	Total AAA -A	$459	$107	$566

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
We use the OIS curves as the base discounting curve for measuring the fair value of all derivatives, both collateralized and uncollateralized, and apply a FFVA to reflect the estimated present value of the future market funding cost or benefit associated with funding uncollateralized derivative exposure at rates other than the OIS rate. The FFVA is calculated by applying future market funding spreads to the expected future funding exposure of any uncollateralized component of the OTC derivative portfolio. The expected future funding exposure is calculated by a simulation methodology, where available, and is adjusted for events that may terminate the exposure, such as the default of HUSI or the counterparty.
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

HSBC USA Inc.

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

HSBC USA Inc.

18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K. Only those matters with significant updates and new matters since our disclosure in our 2016 Form 10-K are reported herein.
In addition to the matters described below and in our 2016 Form 10-K, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
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
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $340 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Based on the facts currently known, in respect of each of the below investigations as well as for the investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Credit Card Litigation  The U.S. Supreme Court denied the petition for writ of certiorari in March 2017.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) Plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court in March 2017.
Foreign Exchange ("FX") Matters
U.S. Litigation In March 2017, the court dismissed the retail customers' complaint in response to defendants' joint motion to dismiss and the "indirect" FX purchasers filed an amended complaint in response.
Precious Metals Fix Matters
Platinum and Palladium Fix Litigation Defendants' motion to dismiss the second amended consolidated complaint was granted in part and denied in part in March 2017.
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
In April 2017, the parties submitted a certification to the U.S. Court of Appeals for the Second Circuit to review the U.S. Bankruptcy Court's decision in Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), granting the motion to dismiss the trustee's claims against a number of defendants, including a number of foreign affiliates of HSBC Bank USA.

HSBC USA Inc.

In March 2017, the court granted the HSBC defendants' motion to dismiss in Hau Yin To v. HSBC Bank plc, et al. (15-cv-3590). Plaintiffs appealed the decision.
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
Supranational, Sovereign and Agency ("SSA") Bonds
In April 2017, HSBC Holdings, HSBC Bank plc, HSI and HSBC Bank USA, among other banks, were named as defendants in a putative class action complaint alleging a conspiracy to manipulate the market for U.S. dollar-denominated SSA bonds between 2005 to the present in violation of the federal antitrust laws. This action is at an early stage.
Benchmark Rate Litigation
Defendants filed a motion to dismiss in Frontpoint Asian Event Driven Fund, L.P., et al. v Citibank, N.A., et al. (Case No. 15-cv-05263), relating to alleged collusion by defendant banks to rig the Singapore Interbank Offering Rate and the Singapore Swap Offer Rate.
Mortgage Securitization Matters
In addition to the repurchase risk described in Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," HSBC Bank USA has also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by HSI. During 2005-2007, HSBC Bank USA purchased and sold $24 billion of whole loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $4.5 billion and $4.6 billion at March 31, 2017 and December 31, 2016, respectively.
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
As noted previously, in December 2016, we had an initial discussion with the U.S. Department of Justice ("DOJ"), wherein the DOJ stated its preliminary view that we are subject to liability under the Financial Industry Reform, Recovery and Enforcement Act in connection with certain RMBS securitizations from 2005 to 2007. In March 2017, we provided our response to the DOJ, which, amongst other things, outlined why we disagree with the DOJ's preliminary view. Discussions are ongoing.
Foreclosure Practices
In March 2017, the monitor of the national mortgage settlement filed with the U.S. District Court for the District of Columbia his Final Consumer Relief Report validating that our and our affiliates' obligation under the settlement to provide $370 million in consumer relief has been satisfied.
Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Matters
Jeffrey Siegel, et al. v. HSBC Holdings plc, et al. In April 2017, plaintiffs filed an amended complaint and voluntarily dismissed HUSI, HSI, and HSBC Finance as defendants.
Ramiro Giron, et al. v. Hong Kong and Shanghai Bank Company, Ltd., et al. In January 2017, the court issued an order denying plaintiffs' motion for leave to file a fourth amended complaint.
Saul Martinez, et al. v. Deutsche Bank AG, et al. In April 2017, the court granted defendants' motion to transfer the action to the U.S District Court for the Eastern District of New York.

HSBC USA Inc.

Telephone Consumer Protection Act Litigation
In March 2017, the putative class action Monteleone v. HSBC Finance Corporation, et al. was dismissed and consolidated with another putative class action pending in the U.S. District Court for the Central District of California and an amended complaint has been filed. Ahmed and Monteleone v. HSBC Bank USA, National Association (Case 5:16-cv-02057). The consolidated action alleges that the defendants contacted plaintiffs, or the members of the class that they seek to represent, on their cellular telephones using an automatic telephone dialing system or an artificial or prerecorded voice, without prior express consent or despite revocation of prior consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227 et seq. Plaintiffs seeks statutory damages of up to $1,500 for each violation.

19. New Accounting Pronouncements

The following new accounting pronouncements were adopted effective January 1, 2017:

•
Financial Instruments - Classification and Measurement of Financial Liabilities Measured Under the Fair Value Option In January 2016, the Financial Accounting Standards Board ("FASB") issued an ASU which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit in other comprehensive income. We elected to early adopt this guidance, which required a cumulative effect adjustment to the consolidated balance sheet, resulting in a reclassification from retained earnings to accumulated other comprehensive loss of an after tax gain of approximately $174 million as of January 1, 2017. The adoption of this guidance did not require financial statements for periods prior to 2017 to be restated.

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded within income tax expense in the statement of income, rather than directly to additional paid-in capital, and for excess tax benefits to be classified as an operating activity in the statement of cash flows. The adoption of this guidance did not have a material impact on our financial position and results of operations.

The following are accounting pronouncements which will be adopted in future periods:

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While the ASU as originally issued was scheduled to be effective for all annual and interim periods beginning January 1, 2017, in August 2015, the FASB deferred the effective date by one year. We intend to apply the ASU retrospectively with the cumulative effect of adoption recognized in equity at the date of initial application. We have conducted an analysis of the potential impact the new ASU may have on our operations. We currently believe the scope of the new guidance will be limited to certain revenues classified as fee based income and do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

•
Financial Instruments - Classification and Measurement (Excluding Financial Liabilities Measured Under the Fair Value Option) In January 2016, the FASB issued an ASU which changes aspects of its guidance on classification and measurement of financial instruments. The ASU requires equity investments (except those accounted for under the equity method or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Under a practicability exception, entities may measure equity investments that do not have readily determinable fair values at cost adjusted for changes in observable prices minus impairment. Under this exception, a qualitative assessment for impairment will be required and, if impairment exists, the carrying amount of the investments must be adjusted to their fair value and an impairment loss recognized in net income. Additionally, the ASU requires new disclosure related to equity investments and modifies certain disclosure requirements related to the fair value of financial instruments. The ASU is effective for all annual and interim periods beginning January 1, 2018 and the guidance should be applied by recording a cumulative effect adjustment to the balance sheet or, as it relates to equity investments without readily determinable fair values, prospectively. We currently do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

•
Leases In February 2016, the FASB issued an ASU which requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes

HSBC USA Inc.

several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. While we are evaluating the impact the new guidance will have on our financial position and results of operations, we currently expect a gross-up of our balance sheet as a result of recognizing lease liabilities and right of use assets. The extent of such gross-up remains to be determined once we complete a review of our existing lease contracts and service contracts which may contain embedded leases. As we have not yet completed our review, it is not practicable to quantify the impact of adopting the ASU at this time.

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, existing disclosures will also be revised under the ASU. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have begun our implementation efforts, leveraging our participation in support of HSBC's implementation of IFRS 9 where feasible, to identify key interpretive issues and are assessing existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance will result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio as well as the adoption of an allowance for debt securities. The amount of the increase to our allowance is still under review and will depend, in part, upon the composition of our loan and held to maturity securities portfolios at the adoption date as well as economic conditions and loss forecasts at that date. While early adoption is permitted beginning in the first quarter of 2019, we currently do not expect to elect early adoption.

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

•
Goodwill Impairment Testing In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment by removing step 2 of the goodwill impairment test. Under step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure

HSBC USA Inc.

for determining fair values in a business combination. Under the new guidance, goodwill impairment will now be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The ASU is effective for all annual and interim periods beginning January 1, 2020 and is required to be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the results of our goodwill impairment testing, our financial position or results of operations.

•
Compensation - Retirement Benefits In March 2017, the FASB issued an ASU that requires the service cost component of net periodic pension and postretirement benefit costs to be reported in the same line item as other employee compensation costs while the other components of net periodic pension and postretirement benefit costs are required to be reported in the statement of income separately from the service cost component. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively with early adoption permitted. We currently do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

•
Premium Amortization on Purchased Callable Debt Securities In March 2017, the FASB issued an ASU that shortens the premium amortization period for purchased non-contingently callable debt securities by requiring the premium to be amortized to the earliest call date, rather than the contractual maturity date. After the earliest call date, if the call option is not exercised, the effective yield will be reset using the payment terms of the debt security. The new guidance does not change the discount amortization period for purchased debt securities. The discount continues to be amortized to the contractual maturity date. The ASU is effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

There have been no additional accounting pronouncements issued that are expected to have or could have a material impact on our financial position or results of operations.

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

•
heightened regulatory and government enforcement scrutiny of financial institutions, including in connection with sales practices, account opening and closing procedures, customer and employee complaints and sales compensation structures related to such practices;

•
continued heightened regulatory scrutiny with respect to existing and future residential mortgage servicing and foreclosure practices, with particular focus on loss mitigation, foreclosure prevention and outsourcing;

•	changes in the methodology for determining benchmark rates;

•	heightened regulatory and government enforcement scrutiny of financial markets, with a particular focus on foreign exchange;

•	the possibility of incorrect assumptions or estimates in our financial statements, including reserves related to litigation, deferred tax assets and the fair value of certain assets and liabilities;

•	model limitations or failure;

•	the possibility of incorrect interpretations, application of or changes in tax laws to which we are subject;

•	changes in bankruptcy laws to allow for principal reductions or other modifications to mortgage loan terms;

•	additional financial contribution requirements to the HSBC North America Holdings Inc. ("HSBC North America") pension plan;

•	unexpected and/or increased expenses relating to, among other things, litigation and regulatory matters, remediation efforts, penalties and fines; and

•	the other risk factors and uncertainties described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").
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
Economic Environment  The U.S. economy continued its trend of slow growth during the first quarter of 2017. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 0.7 percent in the first quarter of 2017, lower than 2016's GDP annual growth rate of 1.6 percent, while inflation in the first quarter of 2017 ran above the Federal Reserve Board's ("FRB") 2.0 percent target inflation rate. In March 2017, the FRB increased short-term interest rates by 25 basis points after a similar rate increase in December 2016 and indicated that it currently expects to increase short-term interest rates further during 2017, which will continue to ease the pressure the prolonged period of low interest rates has had on spreads earned on our deposit base. The U.S. economy added approximately 530 thousand jobs during the first quarter of 2017 and the total unemployment rate fell to 4.5 percent at March 2017 as compared with 4.7 percent at December 2016. However, a significant number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 8.9 percent at March 2017, as compared with a rate of 9.2 percent at December 2016.
Despite the continued improvement of the U.S. economy, economic uncertainty remains high in many economies outside the U.S., including China as well as Latin America and in particular Brazil, where economic activity continues to be slow. In addition, the decision by the United Kingdom to exit the EU as well as the new Administration in the U.S. along with other geopolitical events and the implications of those events could potentially impact the capital markets and trade further adding to this global uncertainty. In addition, the price of oil declined modestly and the U.S. dollar continued to be strong during the first quarter of 2017. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three months ended March 31, 2017 and 2016 and at March 31, 2017 and December 31, 2016:

Three Months Ended March 31,	2017	2016
	(dollars are in millions)

Net income	$296	$154
Rate of return on average:
Total assets	.6%	.3%
Total risk weighted assets	1.0	.4
Total common equity	6.2	2.9
Total equity	5.9	3.0
Net interest margin	1.31	1.39
Efficiency ratio	68.0	65.1
Commercial net charge-off ratio(1)	.07	.21
Consumer net charge-off ratio(1)	.20	.26

(1)	Excludes loans held for sale.

HSBC USA Inc.

	March 31, 2017	December 31, 2016
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.32%	1.38%
Commercial allowance as a percent of loans(1)	1.69	1.72
Consumer allowance as a percent of loans(1)	.40	.44
Consumer two-months-and-over contractual delinquency	2.51	4.05
Loans to deposits ratios(2)	69.35	75.67
Common equity Tier 1 capital to risk weighted assets	14.9	13.7
Tier 1 capital to risk weighted assets	16.0	14.5
Total capital to risk weighted assets	19.8	18.3
Tier 1 leverage ratio	9.6	9.2
Total equity to total assets	10.3	10.1

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$18,907	$21,473
Trading assets	22,823	16,850
Securities available-for-sale	37,911	36,910
Loans:
Commercial loans	49,996	54,216
Consumer loans	19,592	19,659
Total loans	69,588	73,875
Deposits	129,258	129,248

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income was $296 million during the three months ended March 31, 2017 compared with $154 million during the three months ended March 31, 2016. Income before income tax was $448 million during the three months ended March 31, 2017 compared with $233 million during the three months ended March 31, 2016. The increase in income before income tax reflects a lower provision for credit losses and higher other revenues, partially offset by higher operating expenses and lower net interest income.
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

Three Months Ended March 31,	2017	2016
	(in millions)
Income before income tax, as reported	$448	$233
Fair value movement on own fair value option debt attributable to credit spread(1)	—	(149)
Costs to achieve(2)	39	3
Gain on sale of Visa Inc. Class B common shares to a third party	(146)	—
Adjusted performance(3)	$341	$87

(1)
As discussed more fully in Note 19, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to credit spread is recorded in common equity as a component of other comprehensive income.

(2)	Reflects transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015.

(3)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Excluding the collective impact of the items in the table above, our adjusted performance during the three months ended March 31, 2017 increased $254 million compared with prior year period due to a lower provision for credit losses and higher other revenues, partially offset by lower net interest income and higher operating expenses.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
In March 2017, we sold 1,161,897 Visa Inc. ("Visa") Class B common shares ("Class B Shares") to a third party resulting in a net pre-tax gain of approximately $146 million which was recorded as a component of other income (loss) in the consolidated statement of income. Consistent with the Visa Class B Shares that were sold in 2016, under the terms of the sale agreement, we entered into a swap agreement with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. The swap associated with this sale had a carrying value of $17 million at March 31, 2017. As of March 31, 2017, we continued to hold approximately 1,230,039 Visa Class B Shares, which are recorded at their original cost basis of zero and have an estimated fair value of approximately $150 million. See Note 8, "Derivative Financial Instruments," and Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information about these transactions.
In March 2017, we completed the sale of certain residential mortgage loans which previously had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies and were transferred to held for sale during 2016. These residential mortgage loans were sold to a third party and had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale. We recognized a loss on sale of approximately $2 million, largely reflecting transaction costs.
In addition to the residential mortgage loan sale discussed above, during the first quarter of 2017, we also sold a portion of the portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance") and transferred to held for sale during 2016. These residential mortgage loans were sold to a third party and had an unpaid principal balance of $471 million (aggregate carrying value of $445 million) at the time of sale. We recognized a gain on sale of approximately $43 million, including transaction costs. At March 31, 2017, the carrying amount of the remaining loans in this held for sale portfolio totaled $93 million.
During the fourth quarter of 2016, PHH Mortgage Corporation ("PHH Mortgage") announced their decision to exit certain business platforms by the end of the first quarter of 2018. As a result of this decision, we evaluated various options for our mortgage fulfillment operations and have decided to insource a substantial portion of these operations. We currently do not anticipate PHH Mortgage's decision will have a material impact on our financial position or results of operations.
Our operations are focused on the core activities of our global businesses and the positioning of our activities towards international connectivity strategies, including what we believe are our unique capabilities to serve clients in the North American Free Trade Agreement trade corridor in order to improve profitability. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. To date, we have identified and implemented various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. Additional cost reduction opportunities have been identified and are in the process of implementation. These efforts continue and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented. We also continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC's strategic priorities.

HSBC USA Inc.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
Group Reporting Basis We report financial information to HSBC in accordance with HSBC Group accounting and reporting policies, which apply International Financial Reporting Standards ("IFRSs") as issued by the IASB and as endorsed by the EU and, as a result, our segment results are prepared and presented using financial information prepared on the basis of HSBC Group's accounting and reporting policies ("Group Reporting Basis"). Because operating results on the Group Reporting Basis are used in managing our businesses and rewarding performance of employees, our management also separately monitors profit before tax under this basis of reporting. The following table reconciles our U.S. GAAP versus Group Reporting Basis profit before tax:

Three Months Ended March 31,	2017	2016
	(in millions)
Profit before tax – U.S. GAAP basis	$448	$233
Adjustments:
Loans held for sale	(111)	36
Structured notes and deposits	(49)	—
Pension and other postretirement benefit costs	5	6
Loan impairment	(13)	(33)
Litigation expense	16	—
Property	(5)	(5)
Low income housing and other tax credit investments(1)	12	3
Other	1	7
Profit before tax – Group Reporting Basis	$304	$247

(1)
Under the Group Reporting Basis, given the inter-relationship between the tax benefits obtained from our investment in low income housing and other tax credit investments and the amortization of our investment balance, such amounts are presented net in other operating income. Under U.S. GAAP, such amounts are presented net in income tax expense.

The significant differences between U.S. GAAP and the Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2016 Form 10-K. Other than the change discussed below, there have been no other significant changes since December 31, 2016 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
Structured notes and deposits - Structured notes and deposits are classified as trading liabilities under the Group Reporting Basis and are carried at fair value with changes in fair value recorded in earnings. We elected to apply fair value option accounting to these structured notes and deposits under U.S. GAAP. Beginning January 1, 2017, the adoption of new accounting guidance under U.S. GAAP requires the fair value movement on fair value option liabilities, including structured notes and deposits, attributable to credit spread to be recorded in other comprehensive income.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund our balance sheet, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at March 31, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	March 31, 2017	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$49,457	$(2,039)	(4.0)%
Loans, net	68,667	(4,191)	(5.8)
Loans held for sale	806	(1,003)	(55.4)
Trading assets	22,823	5,973	35.4
Securities	51,226	1,507	3.0
All other assets	8,604	35.4
	$201,583	$282.1%
Period end liabilities and equity:
Total deposits	$129,258	$10	—%
Trading liabilities	4,024	(884)	(18.0)
Short-term borrowings	5,438	337	6.6
Long-term debt	37,803	64.2
Interest, taxes and other liabilities	4,386	436	11.0
Total equity	20,674	319	1.6
	$201,583	$282.1%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2016 reflecting a redeployment of liquidity into precious metal inventory positions and securities.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at March 31, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	March 31, 2017	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$10,802	$(88)	(.8)%
Business and corporate banking	13,152	(928)	(6.6)
Global banking(1)(2)	22,527	(954)	(4.1)
Other commercial(2)	3,515	(2,250)	(39.0)
Total commercial	49,996	(4,220)	(7.8)
Consumer loans:
Residential mortgages	17,219	38.2
Home equity mortgages	1,344	(64)	(4.5)
Credit cards	646	(42)	(6.1)
Other consumer	383	1.3
Total consumer	19,592	(67)	(.3)
Total loans	69,588	(4,287)	(5.8)
Allowance for credit losses	921	(96)	(9.4)
Loans, net	$68,667	$(4,191)	(5.8)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates which totaled $939 million and $3,274 million at March 31, 2017 and December 31, 2016, respectively.

Commercial loans decreased compared with December 31, 2016 due to lower loans to affiliates as well as paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns. During the first quarter of 2017, HSBC Finance prepaid the $2.5 billion that was outstanding under our credit agreement with it. The decline in commercial non-affiliate loans was primarily in the health care, real estate, energy and utilities industries.
Consumer loans decreased slightly compared with December 31, 2016 driven by a decline in home equity mortgages due to net paydowns as our focus continues to shift towards residential mortgage loans and lower credit card receivables reflecting seasonal paydowns. These decreases were partially offset by an increase in residential mortgage loans as we continue to target new residential mortgage loan originations towards our Premier and Advance customer relationships and sell newly originated conforming loans to PHH Mortgage.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	March 31, 2017		December 31, 2016
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.1%	84.9%	96.8%	83.6%
80% < LTV < 90%	1.7	9.1	1.9	9.7
90% < LTV < 100%	.7	4.2	.8	4.8
LTV > 100%	.5	1.8	.5	1.9
Average LTV for portfolio	52.4	55.6	52.8	56.4

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at December 31, 2016 and September 30, 2016, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at March 31, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	March 31, 2017	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(17)	(100.0)%
Business and corporate banking	5	5	*
Global banking	632	(195)	(23.6)
Total commercial	637	(207)	(24.5)
Consumer loans:
Residential mortgages	99	(791)	(88.9)
Home equity mortgages	—	(4)	(100.0)
Other consumer	70	(1)	(1.4)
Total consumer	169	(796)	(82.5)
Total loans held for sale	$806	$(1,003)	(55.4)%

*	Not meaningful.
Commercial loans held for sale decreased compared with December 31, 2016. Commercial loans held for sale primarily consists of certain global banking loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $507 million and $725 million at March 31, 2017 and December 31, 2016, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $130 million and $102 million at March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, we recorded lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale of $1 million and $26 million, respectively, as a component of other income (loss) in the consolidated statement of income.
Consumer loans held for sale decreased compared with December 31, 2016. As previously disclosed, during the first quarter of 2016, we determined we no longer have the intent to hold for investment certain residential mortgage loans which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. As a result of this decision, during 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $568 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $473 million, including related escrow advances.
In March 2017, we completed the sale of these residential mortgage loans which had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale to a third party and recognized a loss on sale of approximately $2 million, largely reflecting transaction costs. During the three months ended March 31, 2017, we reversed $5 million of the lower of amortized cost or fair value adjustment previously recorded on these loans as a component of other income (loss) in the consolidated statement of income as a result of an increase in fair value due to improved pricing.
In addition to the residential mortgage loans discussed above, during the third quarter of 2016, we determined we no longer have the intent to hold for investment a portfolio of residential mortgage loans that we previously purchased from HSBC Finance, along with any home equity mortgage balances associated with these loans. As a result of this decision, during the third quarter of 2016,

HSBC USA Inc.

we transferred residential mortgage and home equity mortgage loans to held for sale with a total unpaid principal balance of approximately $648 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, as applicable, was approximately $628 million, including accrued interest.
During the first quarter of 2017, we sold a portion of this portfolio of residential mortgage loans which had an unpaid principal balance of $471 million (aggregate carrying value of $445 million) at the time of sale to a third party and recognized a gain on sale of approximately $43 million, including transaction costs. At March 31, 2017, the carrying amount of the remaining loans in this held for sale portfolio totaled $93 million. During the three months ended March 31, 2017, we recorded $1 million of additional lower of amortized cost or fair value adjustment on this portfolio of loans as a component of other income (loss) in the consolidated statement of income as a result of changes in the pricing of the portion of loans which were sold and in the estimated pricing on the remaining loans which were not sold. As we plan to sell the remaining loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million and $3 million at March 31, 2017 and December 31, 2016, respectively, which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $10 million and $57 million at March 31, 2017 and December 31, 2016, respectively. The valuation allowance on commercial loans held for sale was $58 million and $55 million at March 31, 2017 and December 31, 2016, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at March 31, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	March 31, 2017	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,472	$805	7.5%
Precious metals	7,770	5,998	*
Derivatives, net(2)	3,581	(830)	(18.8)
	$22,823	$5,973	35.4%
Trading liabilities:
Securities sold, not yet purchased	$855	$(205)	(19.3)%
Payables for precious metals	—	(62)	(100.0)
Derivatives, net(3)	3,169	(617)	(16.3)
	$4,024	$(884)	(18.0)%

*	Not meaningful.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At March 31, 2017 and December 31, 2016, the fair value of derivatives included in trading assets has been reduced by $3,783 million and $4,462 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At March 31, 2017 and December 31, 2016, the fair value of derivatives included in trading liabilities has been reduced by $3,184 million and $3,826 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances increased compared with December 31, 2016 due to an increase in foreign sovereign positions. Securities positions are held as economic hedges of interest rate and credit derivative products issued to clients of domestic and emerging markets. Balances of securities sold, not yet purchased decreased compared with December 31, 2016 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2016 due to increases in our own silver and gold inventory positions, some of which are held as hedges for client activity, as well as higher spot prices. Payables for precious metals were

HSBC USA Inc.

lower reflecting a decrease in borrowing of silver inventory. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2016 mainly from market movements which resulted in lower valuations of interest rate, foreign exchange, commodity and credit derivatives, partially offset by higher valuations of equity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances increased compared with December 31, 2016 reflecting net purchases of U.S. Treasury, U.S. Government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
All Other Assets  All other assets includes properties and equipment, net and goodwill. All other assets increased compared with December 31, 2016 largely due to higher outstanding settlement balances related to security sales, partially offset by lower derivative balances associated with hedging activities.
Deposits  The following table summarizes deposit balances by major depositor categories at March 31, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	March 31, 2017	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$112,188	$1,898	1.7%
Domestic and foreign banks	15,562	(2,010)	(11.4)
U.S. government and states and political subdivisions	668	71	11.9
Foreign governments and official institutions	840	51	6.5
Total deposits	$129,258	$10	—%
Total core deposits(1)	$100,175	$1,504	1.5%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits were flat compared with December 31, 2016 as growth in deposits from individuals driven by promotional rates offered to our retail customers on savings accounts and certificates of deposit was offset by a decrease in wholesale time deposits from maturities and lower commercial deposits largely due to seasonality as clients managed their cash needs at year-end. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent customer with a dedicated premier relationship manager. Total Premier deposits increased to $25,913 million at March 31, 2017 as compared with $24,351 million at December 31, 2016; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2016 due primarily to an increase in securities sold under repurchase agreements.
Long-Term Debt  Long-term debt increased slightly compared with December 31, 2016 as the impact of debt issuances and fair value movements on fair value option debt were largely offset by debt retirements. Debt issuances during the three months ended March 31, 2017 totaled $1,691 million, of which none was issued by HSBC Bank USA.
Incremental issuances from our shelf registration statement with the SEC totaled $1,691 million of senior structured notes during the three months ended March 31, 2017. Total long-term debt outstanding under this shelf was $22,751 million and $22,235 million at March 31, 2017 and December 31, 2016, respectively.
Total debt outstanding under HSBC Bank USA Global Bank Note Program was $4,428 million and $4,443 million at March 31, 2017 and December 31, 2016, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Borrowings from the FHLB totaled $4,900 million and $5,700 million at March 31, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2016 due primarily to higher outstanding settlement balances related to security purchases and an increase in tax liabilities, partially offset by lower margin requirements related to futures trading.

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
The significant components of net interest margin are summarized in the following table:

		2017 Compared to 2016 Increase (Decrease)
Three Months Ended March 31,	2017	Volume	Rate	2016
	(dollars are in millions)
Interest income:
Short-term investments	$131	$15	$52	$64
Trading securities	58	(5)	(22)	85
Securities	242	(5)	2	245
Commercial loans	382	(65)	67	380
Consumer loans	191	(2)	4	189
Other	11	1	(8)	18
Total interest income	1,015	(61)	95	981
Interest expense:
Deposits	150	7	38	105
Short-term borrowings	23	(10)	15	18
Long-term debt	242	28	17	197
Tax liabilities and other	3	—	(3)	6
Total interest expense	418	25	67	326
Net interest income – taxable equivalent basis	597	$(86)	$28	655
Less: tax equivalent adjustment	—			1
Net interest income – non taxable equivalent basis	$597			$654

Yield on total interest earning assets	2.22%			2.08%
Cost of total interest bearing liabilities	1.18			.95
Interest rate spread	1.04			1.13
Benefit from net non-interest paying funds(1)	.27			.26
Net interest margin on average earning assets	1.31%			1.39%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

During the three months ended March 31, 2017, net interest income decreased as the favorable impact of higher short-term market rates was more than offset by lower interest income from trading securities and the impact of lower average commercial loan balances as well as higher interest expense from long-term debt. Higher short-term market rates resulted in higher interest income from variable rate assets, including variable rate loans and short-term investments, partially offset by higher wholesale time deposit and short-term borrowing interest expense.

HSBC USA Inc.

Short-term investments Higher interest income during the three months ended March 31, 2017 was due to higher yields earned on these investments and, to a lesser extent, higher average balances in interest bearing deposits with banks.
Trading securities Interest income declined during the three months ended March 31, 2017 driven primarily by a decrease in higher yielding municipal bonds. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our clients. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was relatively flat during the three months ended March 31, 2017 as the impact of lower average balances was partially offset by higher yields.
Commercial loans Interest income was relatively flat during the three months ended March 31, 2017 as the impact of higher yields driven by rate increases on variable rate products was largely offset by lower average balances driven by paydowns, maturities and loan sales exceeding new loan originations as we focused efforts on improving returns through disciplined lending and expanding existing client relationships into other products.
Consumer loans Interest income was relatively flat during the three months ended March 31, 2017 as the impact of higher yields earned on residential mortgages, home equity mortgages and credit card receivables was largely offset by lower average balances driven by declines in home equity mortgages and credit card receivables.
Other Lower interest income during the three months ended March 31, 2017 reflects a lower dividend rate earned on Federal Reserve Bank stock.
Deposits Interest expense increased during the three months ended March 31, 2017 due primarily to higher rates paid and, to a lesser extent, higher average interest-bearing deposit balances overall. Higher rates paid on deposits reflects the impacts of rate increases on wholesale time deposits and foreign bank deposits as well as promotional rates offered to our retail customers on savings accounts and certificates of deposits.
Short-term borrowings Higher interest expense during the three months ended March 31, 2017 was driven by higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during the three months ended March 31, 2017 due to higher average borrowings and higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances.
Tax liabilities and other Interest expense was lower during the three months ended March 31, 2017 due to lower rates paid on securities sold, not yet purchased.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$1	$9	$(8)	(88.9)%
Business and corporate banking	(42)	(47)	5	10.6
Global banking	(39)	197	(236)	*
Other commercial	2	(3)	5	*
Total commercial	(78)	156	(234)	*
Consumer:
Residential mortgages	—	(9)	9	100.0
Home equity mortgages	(2)	3	(5)	*
Credit cards	3	5	(2)	(40.0)
Other consumer	—	2	(2)	(100.0)
Total consumer	1	1	—	—
Total provision for credit losses	$(77)	$157	$(234)	*
Provision as a percentage of average loans	(.4)%	.7%

*	Not meaningful.

HSBC USA Inc.

Our provision for credit losses improved $234 million during the three months ended March 31, 2017 driven by a lower provision for credit losses in our commercial loan portfolio while the provision for credit losses in our consumer loan portfolio was flat. During the three months ended March 31, 2017, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $96 million.
The provision for credit losses in our commercial loan portfolio improved $234 million during the three months ended March 31, 2017 reflecting a release in credit loss reserves recorded in the current year period compared with a loss provision recorded in the prior year period. The release of loss reserves in the current year period reflects improvements in credit conditions, primarily in oil and gas and mining (including a single mining client relationship) as well as releases of reserves due to paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns. These same industries including the single mining client relationship experienced credit loss provisions in the prior year period reflecting downgrades and weakness in the financial condition of these clients at that time. We will continue to monitor our exposure with regard to the mining client relationship discussed above and, as a result, further adjustments to our credit loss reserves relating to this exposure may be required in future periods.
The provision for credit losses on residential mortgages and home equity mortgages increased $4 million during the three months ended March 31, 2017 as the positive impacts of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages, which are an increasing portion of the portfolio, as well as lower loss estimates associated with lower average home equity mortgage balances were more than offset by the non-recurrence of a release of reserves in the prior year period related to residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers.
The provision for credit losses associated with credit cards and other consumer loans both decreased during the three months ended March 31, 2017 due to continued improvements in economic and credit conditions and lower average credit card receivable levels.
Our methodology and accounting policies related to the allowance for credit losses are presented in our 2016 Form 10-K under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements." See "Credit Quality" in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.
Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Credit card fees	$11	$14	$(3)	(21.4)%
Trust and investment management fees	38	39	(1)	(2.6)
Other fees and commissions	162	165	(3)	(1.8)
Trading revenue	70	16	54	*
Other securities gains, net	5	29	(24)	(82.8)
Servicing and other fees from HSBC affiliates	82	54	28	51.9
Residential mortgage banking revenue (expense)	(2)	17	(19)	*
Gain on instruments designated at fair value and related derivatives	34	216	(182)	(84.3)
Other income (loss):
Valuation of loans held for sale	8	(59)	67	*
Insurance	4	4	—	—
Gain on sale of Visa Inc. Class B common shares to a third party	146	—	146	*
Miscellaneous income	3	(33)	36	*
Total other income (loss)	161	(88)	249	*
Total other revenues	$561	$462	$99	21.4%

*	Not meaningful.
Credit card fees  Credit card fees were lower during the three months ended March 31, 2017 due primarily to higher cost estimates associated with our credit card rewards program.
Trust and investment management fees  Trust and investment management fees were relatively flat during the three months ended March 31, 2017.

HSBC USA Inc.

Other fees and commissions The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Account services	$68	$69	$(1)	(1.4)%
Credit facilities	72	76	(4)	(5.3)
Custodial fees	5	5	—	—
Other fees	17	15	2	13.3
Total other fees and commissions	$162	$165	$(3)	(1.8)%
Other fees and commissions decreased slightly during the three months ended March 31, 2017 primarily due to lower credit facilities fees reflecting the impact of lower commercial lending activity compared with prior year period.
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

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$(25)	$(31)	$6	19.4%
Balance Sheet Management	1	(3)	4	*
Foreign Exchange	56	44	12	27.3
Precious Metals	34	11	23	*
Global Banking	2	(4)	6	*
Other trading	2	(1)	3	*
Total trading revenue	$70	$16	$54	*

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue increased during the three months ended March 31, 2017 largely driven by improved performance across all of our trading activities, primarily Precious Metals and Foreign Exchange.
Trading revenue from Derivatives improved during the three months ended March 31, 2017 primarily due to favorable valuation adjustments on our legacy structured credit products and the improved performance of emerging markets products. These improvements were partially offset by unfavorable debit valuation adjustments associated with movements in our own credit spreads as well as lower new deal activity on interest rate swaps. Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Trading revenue related to Balance Sheet Management activities increased during the three months ended March 31, 2017 due to the performance of economic hedge positions used to manage interest rate risk.
Foreign Exchange trading revenue increased during the three months ended March 31, 2017 from increased client trading activity.
Precious Metals trading revenue increased during the three months ended March 31, 2017 from increased client trading activity, primarily due to improved investor demand for this asset class.
Global Banking trading revenue improved during the three months ended March 31, 2017 due primarily to valuation adjustments on credit default swap economic hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three months ended March 31, 2017 and 2016, we sold $2,249 million and $4,039 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and

HSBC USA Inc.

liquidity needs. Other securities gains, net decreased during the three months ended March 31, 2017 due primarily to the non-recurrence of gains from the sale of certain longer-term state municipal bonds as we reduced these positions in the prior year quarter. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates During the first quarter of 2017, we received $28 million of loan prepayment fees from HSBC Finance. Excluding this item, affiliate income was flat during the three months ended March 31, 2017 as lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance was offset by higher billings associated with shared services performed on behalf of other HSBC affiliates.
Residential mortgage banking revenue (expense)  Residential mortgage banking revenue (expense) decreased during the three months ended March 31, 2017 due to the impact of the sale of our remaining Mortgage Servicing Rights ("MSRs") portfolio during the fourth quarter of 2016 as well as slightly higher losses associated with the execution of certain Community Reinvestment Act activities.
Gain on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to credit spread is recorded in other comprehensive income. Excluding the impact of this item, which resulted in a gain of $193 million during the first quarter of 2016, gain on instruments designated at fair value and related derivatives increased during the three months ended March 31, 2017 attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  In March 2017, we sold a portion of our Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $146 million. Excluding this item, other income (loss) remained higher during the three months ended March 31, 2017 primarily due to improved valuations on loans held for sale, higher income associated with fair value hedge ineffectiveness and a net gain of $41 million recorded in the current year period from the sales of certain residential mortgages. These increases were partially offset by higher losses associated with credit default swap protection which largely reflects the hedging of a single client exposure.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Salary and employee benefits	$265	$241	$24	10.0%
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	12	53	(41)	(77.4)
Fees paid to HSBC Technology & Services (USA) ("HTSU")	285	229	56	24.5
Fees paid to other HSBC affiliates	42	38	4	10.5
Total support services from HSBC affiliates	339	320	19	5.9
Occupancy expense, net	54	59	(5)	(8.5)
Other expenses:
Equipment and software	10	11	(1)	(9.1)
Marketing	13	13	—	—
Outside services	19	20	(1)	(5.0)
Professional fees	16	23	(7)	(30.4)
Off-balance sheet credit reserves	(11)	6	(17)	*
Federal Deposit Insurance Corporation ("FDIC") assessment fee	41	33	8	24.2
Miscellaneous	41	—	41	*
Total other expenses	129	106	23	21.7
Total operating expenses	$787	$726	$61	8.4%
Personnel - average number	5,790	5,764
Efficiency ratio	68.0%	65.1%

*	Not meaningful.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three months ended March 31, 2017 driven by the impact of salaries expense associated with certain RBWM wealth managers which were transferred to HSBC Bank USA from HMUS during the third quarter of 2016 along with higher salary related costs to achieve of $5 million. Also contributing to the increase to a lesser extent was higher incentive compensation expense. While the average number of personnel remained relatively flat, overall salaries expense was higher as the impact of cost management efforts, including targeted staff reductions to optimize staffing and improve efficiency as well as reductions in staff performing residential mortgage servicing activities on behalf of HSBC Finance, was more than offset by the factors described above as well as the addition of higher cost personnel associated with growth initiatives in certain business and the implementation of a global standards program designed to achieve the highest and most effective financial crime risk controls and capabilities.
Support services from HSBC affiliates  Support services from HSBC affiliates increased during the three months ended March 31, 2017 reflecting higher costs to achieve of approximately $27 million which primarily consisted of severance and project cost charges from HTSU. The increase was partially offset by the transfer of certain RBWM wealth managers to HSBC Bank USA from HMUS as discussed above. The trends in the table above also reflect the impact of a transfer of support service personnel from HMUS to HTSU during the first quarter of 2017 which increased HTSU support services expense and decreased HMUS support services expense by approximately $22 million. A summary of the activities charged to us from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense decreased during the three months ended March 31, 2017 reflecting lower repair and property maintenance costs.
Other expenses  Other expenses increased during the three months ended March 31, 2017 due primarily to higher miscellaneous expense and higher deposit insurance assessment fees. Higher miscellaneous expense was driven by higher litigation expense, higher operational losses largely associated with certain credit card accounts and higher costs to achieve of $4 million. These increases were partially offset by a release of off-balance sheet credit reserves in the current year compared with a provision in the prior year period as well as lower professional fees.
Efficiency ratio  Our efficiency ratio was 68.0 percent during the three months ended March 31, 2017 compared with 65.1 percent during the prior year period. Our efficiency ratio in the 2016 period was impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting which was reported as a component of total

HSBC USA Inc.

other revenues. Excluding the impact of this item, our efficiency ratio improved during the three months ended March 31, 2017 due primarily to higher other revenues, partially offset by higher operating expenses and lower net interest income.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended March 31,	2017		2016
	(dollars are in millions)
Tax expense at the U.S. Federal statutory income tax rate	$157	35.0%	$82	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	12	2.7	6	2.6
Items affecting prior periods(1)	(9)	(2.0)	—	—
Low income housing and other tax credit investments	(6)	(1.3)	(8)	(3.4)
Other	(2)	(.4)	(1)	(.4)
Total income tax expense	$152	33.9%	$79	33.9%

(1)	The amount relates to the impact of State tax rate adjustments on deferred tax assets.

HSBC USA Inc.

Segment Results – Group Reporting Basis

We have five distinct business segments that are utilized for management reporting and analysis purposes which are aligned with HSBC's global business strategy: Retail Banking and Wealth Management ("RBWM"), Commercial Banking ("CMB"), Global Banking and Markets ("GB&M"), Private Banking ("PB") and a Corporate Center ("CC") which was created in 2017 and is discussed further below. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, "Business," in our 2016 Form 10-K.
We previously announced that we made the decision to implement changes to our internal management reporting for certain activities and functions and report them within a new CC segment beginning in January 2017. These activities and functions include Balance Sheet Management and our legacy structured credit products which historically were both reported in GB&M, as well as a portfolio of residential mortgage loans previously purchased from HSBC Finance, including certain loan servicing activities performed on behalf of HSBC Finance, which were historically reported in RBWM. In addition, we have reviewed central costs historically reported in the Other segment and have reallocated these costs to the global businesses where appropriate. Remaining residual costs are reported in the CC along with all other remaining items historically reported in the Other segment. As a result, beginning in the first quarter of 2017, we have aligned our segment reporting with the changes made to our internal management reporting and are reporting these changes as part of the newly created CC segment for all periods presented.
The following table summarizes the impact on reported segment total assets, total deposits and profit before tax as of and for the three months ended March 31, 2016:

2016
(in millions)
Increase (decrease) in segment profit before tax during the three months ended March 31:
RBWM	$3
CMB	4
GB&M	(8)
CC (as compared with previously reported Other)	1

Increase (decrease) in segment total assets at March 31:
RBWM	$(672)
GB&M	(93,516)
CC (as compared with previously reported Other)	94,188

Increase (decrease) in segment total deposits at March 31:
GB&M	$(8,920)
CC (as compared with previously reported Other)	8,920
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply IFRS issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in our 2016 Form 10-K in Note 22, "Business Segments," and under the caption "Basis of Reporting" in the MD&A section. In addition, see "Basis of Reporting" in this MD&A for discussion of a new difference between U.S. GAAP and the Group Reporting Basis related to structured notes and deposits.
We continue to evaluate the financial information used to manage our businesses, including the presentation of financial data being reported to our Management and our Board. To the extent we make changes to this reporting in the future, we will evaluate any impact such changes may have on our segment reporting.
During the first quarter of 2017, we adopted new accounting guidance under the Group Reporting Basis which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit in other comprehensive income consistent with the new accounting guidance also adopted under U.S. GAAP. The adoption of this guidance did not require periods prior to 2017 to be restated. See the discussion of the CC segment below for further details regarding the impact of adopting this guidance.

HSBC USA Inc.

There have been no additional changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2016 Form 10-K.
Retail Banking and Wealth Management  RBWM provides a full range of banking and wealth products and services to individuals and certain small businesses, focusing on internationally minded customers in large metropolitan centers on the West and East coasts.
During first quarter of 2017, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent customer in the initial stages of wealth accumulation.
The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$213	$202	$11	5.4%
Other operating income	137	74	63	85.1
Total operating income(1)	350	276	74	26.8
Loan impairment charges	9	14	(5)	(35.7)
Net operating income	341	262	79	30.2
Operating expenses	275	253	22	8.7
Profit before tax	$66	$9	$57	*

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of the RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$139	$131	$8	6.1%
Mortgages, credit cards and other personal lending	78	103	(25)	(24.3)
Wealth and asset management products	33	29	4	13.8
Retail business banking and other(2)	100	13	87	*
Total operating income	$350	$276	$74	26.8%

(2)	In 2017, retail business banking and other reflects a gain on the sale of Visa Class B Shares and a loss on the sale of certain partially charged off residential mortgages as discussed below.
Our RBWM segment reported a higher profit before tax during the first quarter of 2017 due to higher net interest income, higher other operating income and lower loan impairment charges, partially offset by higher operating expenses.
Net interest income increased during the first quarter of 2017 largely driven by higher net interest income from deposits due to higher average balances and improved spreads, partially offset by lower net interest income from lending. Net interest income from lending declined as the favorable impact of growth in residential mortgage average balances was more than offset by a declining home equity mortgage portfolio and lower spreads.
In March 2017, we sold a portion of our Visa Class B Shares to a third party resulting in a net pre-tax gain of approximately $146 million. Excluding this item, other operating income decreased during the first quarter of 2017 largely due to a loss of $73 million on the sale of certain partially charged-off residential mortgages and lower servicing fees reflecting the impact of the sale of our remaining MSRs portfolio during the fourth quarter of 2016.
Loan impairment charges were lower during the first quarter of 2017 driven by continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasing portion of the portfolio, as well as lower loss estimates associated with lower average home equity mortgage balances. These decreases were partially offset by the non-recurrence of a release of reserves recorded in the prior year period related to residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics reported by the servicers.
Operating expenses increased during the first quarter of 2017 due primarily to the addition of personnel associated with growth initiatives, higher expense associated with certain RBWM wealth managers which were transferred to HSBC Bank USA from HMUS during the third quarter of 2016, higher operational losses largely associated with certain credit card accounts and higher outside services expense due in part to activities related to the sale of residential mortgages discussed above. Also contributing to

HSBC USA Inc.

the increase was the non-recurrence of gains recorded in the prior year quarter associated with a litigation matter and our expectation of compensatory fees payable to government sponsored enterprises ("GSEs"), partially offset by lower corporate function cost allocations from affiliates.
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable clients to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, decreased 9 percent as compared with the first quarter of 2016 as we focused efforts on improving returns. Total quarter-to-date average deposits outstanding increased 5 percent as compared with the first quarter of 2016 which reflects execution of a key strategy to grow the Global Liquidity and Cash Management business through our international network.
The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$180	$190	$(10)	(5.3)%
Other operating income	52	62	(10)	(16.1)
Total operating income(1)	232	252	(20)	(7.9)
Loan impairment charges (recoveries)	(36)	12	(48)	*
Net operating income	268	240	28	11.7
Operating expenses	139	147	(8)	(5.4)
Profit before tax(2)	$129	$93	$36	38.7%

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of the CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$106	$129	$(23)	(17.8)%
Global Liquidity and Cash Management, current accounts and savings deposits	94	95	(1)	(1.1)
Global Trade and Receivables Finance	14	13	1	7.7
Investment banking products and other	18	15	3	20.0
Total operating income	$232	$252	$(20)	(7.9)%

(2)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $22 million of profit before tax from the CMB segment to the GB&M segment during the three months ended March 31, 2016 to conform with the current year presentation.

Our CMB segment reported a higher profit before tax during the first quarter of 2017 due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income.
Net interest income was lower during the first quarter of 2017 due to lower loan balances largely reflecting the sale of certain commercial real estate loans during the second quarter of 2016 as well as paydowns and maturities exceeding new loan originations as we focused efforts on improving returns.
Other operating income decreased during the first quarter of 2017 due primarily to lower credit facilities fees reflecting the impact of lower commercial lending activity compared with prior year period and the non-recurrence of gains recorded in the prior year period from asset sales in commercial real estate.
Loan impairment charges improved during the first quarter of 2017 due primarily to a release in credit loss reserves reflecting improvements in credit conditions driven by certain client relationships as well as releases of reserves due to paydowns and maturities exceeding new loan originations compared with loan impairment charges recorded in the prior year period associated with downgrades reflecting weaknesses in the financial condition of certain client relationships at that time.
Operating expenses declined during the first quarter of 2017 driven by lower corporate function cost allocations from affiliates and the impact of targeted staff reductions during 2016.

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
The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$152	$149	$3	2.0%
Other operating income	121	260	(139)	(53.5)
Total operating income(1)	273	409	(136)	(33.3)
Loan impairment charges (recoveries)	(35)	205	(240)	*
Net operating income	308	204	104	51.0
Operating expenses	203	223	(20)	(9.0)
Profit (loss) before tax(2)	$105	$(19)	$124	*

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of the GB&M segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Credit	$8	$13	$(5)	(38.5)%
Rates	39	29	10	34.5
Foreign Exchange and Metals	77	59	18	30.5
Equities	12	4	8	*
Total Global Markets	136	105	31	29.5
Global Banking	56	84	(28)	(33.3)
Global Liquidity and Cash Management	118	111	7	6.3
Securities Services	6	5	1	20.0
Global Trade and Receivables Finance	12	18	(6)	(33.3)
Credit and funding valuation adjustments	(48)	78	(126)	*
Other(3)	(7)	8	(15)	*
Total operating income	$273	$409	$(136)	(33.3)%

(2)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $22 million of profit before tax from the CMB segment to the GB&M segment during the three months ended March 31, 2016 to conform with the current year presentation.

(3)	Other includes corporate funding charges, net interest income on capital held in the business and not assigned to products, and interest rate transfer pricing differences.
Our GB&M segment reported improved profit before tax during the first quarter of 2017 due primarily to lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Credit revenue declined during the first quarter of 2017 due to lower revenue from collateralized financing related activity.
Revenue from Rates increased during the first quarter of 2017 due to favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits, partially offset by lower new deal activity on interest rate swaps.
Foreign Exchange and Metals revenue increased during the first quarter of 2017 primarily due to higher Metals client related activity and improvements in Foreign Exchange trading volumes and price volatility.
The increase in Equities revenue during the first quarter of 2017 was due primarily to favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits.
Global Banking revenue decreased during the first quarter of 2017 due to lower net interest income driven by lower loan balances and higher losses associated with credit default swap protection which largely reflects the hedging of a single client exposure.

HSBC USA Inc.

Global Liquidity and Cash Management revenue increased during the first quarter of 2017 driven by higher net interest income due to the favorable impact of higher short-term market rates as well as an increase in high quality deposit balances, partially offset by decreased fee income due to lower transaction volumes.
Global Trade and Receivables Finance revenue was lower during the first quarter of 2017 reflecting a decline in receivables financing products, partially offset by higher guarantee and standby letter of credit fees.
Credit and funding valuation adjustments resulted in losses during the first quarter of 2017 compared with gains in the prior year period attributable primarily to movements in our own credit spreads within our structured notes and deposits and, to a lesser extent, our derivative liability balances.
Other revenue decreased during the first quarter of 2017 reflecting higher corporate funding charges and an inducement fee paid to a third party in the first quarter of 2017 associated with the sale of a portion of our portfolio of residual interests in real estate mortgage investment conduits.
Loan impairment charges improved during the first quarter of 2017 reflecting a release in credit loss reserves recorded in the current year period compared with a loan impairment charge recorded in the prior year period. The release of loss reserves in the current year period reflects improvements in credit conditions associated with certain client relationships, primarily a single mining client relationship, as well as releases of reserves due to paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns. Loan impairment charges recorded in the prior year period reflect higher loss estimates associated with oil and gas industry loan exposures, as well as other downgrades reflecting weaknesses in the financial condition of certain client relationships at that time, including mining and other industry loan exposures. Higher loss estimates associated with oil and gas industry loan exposures in the prior year period were driven primarily by the downgrade of a large client relationship and the establishment of specific reserves related to two large loans which became impaired.
Operating expenses were lower during the first quarter of 2017 due primarily to lower corporate function cost allocations from affiliates, partially offset by higher deposit insurance assessment fees.
Private Banking  PB serves high net worth and ultra-high net worth individuals and families with complex needs domestically and abroad.
Client deposit levels decreased $2,458 million or 18 percent as compared with March 31, 2016. Total loans decreased $258 million or 4 percent as compared with March 31, 2016, primarily in the commercial portfolio. Overall period end client assets were $1,424 million lower than March 31, 2016 largely driven by lower client deposit levels which were negatively impacted by client outflows during 2016.
The following table provides additional information regarding client assets during the first quarter of 2017 and 2016:

Three Months Ended March 31,	2017	2016
	(in millions)
Client assets at beginning of period	$40,462	$42,716
Net new money (outflows)	464	(52)
Value change	674	360
Client assets at end of period	$41,600	$43,024
The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$53	$51	$2	3.9%
Other operating income	21	23	(2)	(8.7)
Total operating income	74	74	—	—
Loan impairment charges (recoveries)	2	(1)	3	*
Net operating income	72	75	(3)	(4.0)
Operating expenses	61	58	3	5.2
Profit before tax	$11	$17	$(6)	(35.3)%

*	Not meaningful.

HSBC USA Inc.

Our PB segment profit before tax was lower during the first quarter of 2017 due to lower other operating income, higher loan impairment charges and higher operating expenses, partially offset by higher net interest income.
Net interest income was higher during the first quarter of 2017 due to improved spreads reflecting the impact of favorable market rates, partially offset by lower loan balances.
Other operating income decreased during the first quarter of 2017 due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment charges were higher during the first quarter of 2017 as the prior year period reflects releases of reserves due to paydowns.
Operating expenses increased during the first quarter of 2017 reflecting higher litigation expense, higher staff costs and higher deposit insurance assessment fees which were partially offset by lower corporate function cost allocations from affiliates.
Corporate Center  CC includes Balance Sheet Management, our legacy structured credit products, certain legacy residential mortgage loan and servicing activities, income and expense associated with certain affiliate transactions, certain corporate function costs including costs to achieve, adjustments to the fair value of HSBC shares held for stock plans, interest expense associated with certain tax exposures, income associated with other tax related investments and changes in the fair value of certain debt issued for which fair value option accounting was elected and related derivatives, which for periods prior to January 1, 2017 included the fair value movement attributable to credit spread. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to credit spread is recorded in other comprehensive income.
The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$8	$44	$(36)	(81.8)%
Gain on own fair value option debt attributable to credit spread	—	149	(149)	(100.0)
Other operating income	94	4	90	*
Total operating income(1)	102	197	(95)	(48.2)
Loan impairment charges (recoveries)	(1)	2	(3)	*
Net operating income	103	195	(92)	(47.2)
Operating expenses	110	48	62	*
Profit (loss) before tax	$(7)	$147	$(154)	*

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of the CC segment:

			Increase (Decrease)
Three Months Ended March 31,	2017	2016	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$78	$38	$40	*
Legacy structured credit products	3	(22)	25	*
Legacy residential mortgage activities(3)	20	8	12	*
Other(4)	1	173	(172)	(99.4)
Total operating income	$102	$197	$(95)	(48.2)%

(2)	Balance Sheet Management includes gains on the sale of securities of $3 million and $26 million in the first quarter of 2017 and 2016, respectively.

(3)
Reflects fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance.

(4)	In 2016, other includes the gain on own fair value option debt attributable to credit spread.
Excluding the impact of the gain on own fair value option debt attributable to credit spread during the first quarter of 2016, our CC segment reported a higher loss before tax during the first quarter of 2017 primarily due to lower net interest income and higher operating expenses, partially offset by higher other operating income.
Net interest income was lower during the first quarter of 2017 due to decreased interest income from investments and the impact of the liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR")

HSBC USA Inc.

which provides a temporary cap on the net liquidity charge to GB&M until the NSFR becomes effective in 2018. See "Risk Management" in this MD&A for additional discussion of NSFR.
Other operating income was higher during the first quarter of 2017 reflecting higher income associated with fair value hedge ineffectiveness, improved valuation adjustments on our legacy structured credit products, fees of $28 million received from HSBC Finance associated with the prepayment of its loan during the first quarter of 2017, a gain of $15 million from the sale of certain residential mortgages that we previously purchased from HSBC Finance and the improved performance of economic hedge positions used to manage interest rate risk. These increases were partially offset by lower gains from asset sales in Balance Sheet Management and lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance.
Operating expenses increased during the first quarter of 2017 reflecting higher corporate function cost allocations, including higher costs to achieve which primarily consisted of severance and project cost charges from HTSU. The increase was partially offset by the favorable impact of cost management efforts, including staff optimization in our technology and support service functions.
Reconciliation of Segment Results  As previously discussed, segment results are reported on a Group Reporting Basis. For segment reporting purposes, inter-segment transactions have not been eliminated, and we generally account for transactions between segments as if they were with third parties. See Note 13, "Business Segments," in the accompanying consolidated financial statements for a reconciliation of our Group Reporting Basis segment results to U.S. GAAP consolidated totals.

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
Our probability of default estimates for commercial loans are mapped to our credit grade master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor's ("S&P") ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal review unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency ("OCC"). On average, it takes approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC's independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.
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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2016 Form 10-K. There have been no significant revisions to our policies or methodologies during the first quarter of 2017.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2017	December 31, 2016
	(dollars are in millions)
Allowance for credit losses	$921	$1,017
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.72%	1.83%
Affiliates	—	—
Total commercial	1.69	1.72
Consumer:
Residential mortgages	.14	.15
Home equity mortgages	1.26	1.42
Credit cards	4.80	4.94
Other consumer	1.57	1.83
Total consumer	.40	.44
Total	1.32%	1.38%
Net charge-offs:(2)
Commercial(3)	2,278%	463%
Consumer	200	132
Total	1,212%	381%
Nonperforming loans:(1)(4)
Commercial	112%	118%
Consumer	15	17
Total	72%	77%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratio at March 31, 2017 reflects year-to-date net charge-offs, annualized. Ratio at December 31, 2016 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the quarter ended March 31, 2017 and year ended December 31, 2016 was 273 months and 56 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three months ended March 31, 2017 and 2016.
The allowance for credit losses at March 31, 2017 decreased $96 million or 9 percent as compared with December 31, 2016 due to lower loss estimates in both our commercial and consumer loan portfolios.
Our commercial allowance for credit losses decreased $87 million or 9 percent as compared with December 31, 2016 largely due to improvements in credit conditions, primarily in oil and gas and mining (including a single mining client relationship), as well as releases of reserves due to paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns.
Our consumer allowance for credit losses decreased $9 million or 10 percent as compared with December 31, 2016 driven by continued improvements in economic and credit conditions, the continued origination of higher quality Premier mortgages which are an increasing portion of the portfolio and lower loss estimates associated with lower home equity mortgage and credit card receivable balances.
Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.

HSBC USA Inc.

The allowance for credit losses as a percentage of total loans at March 31, 2017 decreased compared with December 31, 2016 due to decreases in both the commercial loan and consumer loan percentages for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs increased as compared with December 31, 2016 due to lower dollars of net charge-offs in the ratio for both our commercial and consumer loan portfolios, partially offset by a decrease in our overall allowance for credit losses for the reasons discussed above. Lower dollars of net charge-offs were largely driven by the non-recurrence of charge-offs recorded in 2016 associated with oil and gas industry loan exposures, including a large impaired oil and gas industry loan that was sold, and the transfers of residential mortgages to held for sale.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans(1)
	March 31, 2017		December 31, 2016
	(dollars are in millions)
Commercial(1)	$843	71.8%	$930	73.4%
Consumer:
Residential mortgages	24	24.7	26	23.3
Home equity mortgages	17	1.9	20	1.9
Credit cards	31.9		34.9
Other consumer	6.6		7.5
Total consumer	78	28.2	87	26.6
Total	$921	100.0%	$1,017	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	March 31, 2017	December 31, 2016
	(in millions)
Off-balance sheet credit risk reserve	$122	$134
The decrease in off-balance sheet reserves at March 31, 2017 as compared with December 31, 2016 reflects lower outstanding exposure. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	March 31, 2017	December 31, 2016
	(dollars are in millions)
Delinquent loans:
Commercial	$79	$90
Consumer:
Residential mortgages(1)(2)	434	765
Home equity mortgages(1)(2)	40	46
Credit cards	12	14
Other consumer	10	11
Total consumer	496	836
Total	$575	$926
Delinquency ratio:
Commercial	.16%	.16%
Consumer:
Residential mortgages(1)(2)	2.51	4.23
Home equity mortgages(1)(2)	2.98	3.26
Credit cards	1.86	2.03
Other consumer	2.20	2.43
Total consumer	2.51	4.05
Total	.82%	1.22%

(1)
At March 31, 2017, and December 31, 2016, consumer mortgage loan delinquency includes $395 million and $711 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $41 million and $358 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	March 31, 2017	December 31, 2016
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$25	$46
ARM loans	121	237
Delinquency ratio:
Interest-only loans	.70%	1.28%
ARM loans	1.01	1.94
Compared with December 31, 2016, our two-months-and-over contractual delinquency ratio decreased 40 basis points due to lower dollars of delinquency in our consumer loan portfolio. Our consumer loan two-month-and-over contractual delinquency ratio decreased 154 basis points from December 31, 2016 driven by the sale of certain residential mortgages during the first quarter of 2017 as well as continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasing portion of the portfolio.
Compared with December 31, 2016, our commercial loan two-months-and-over contractual delinquency ratio was flat as lower dollars of delinquency were offset by lower outstanding loan balances.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	March 31, 2017	December 31, 2016	March 31, 2016
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Real estate, including construction	$1	$—	$—
Business and corporate banking	9	43	26
Global banking	(1)	15	7
Other commercial	—	—	—
Total commercial	9	58	33
Consumer:
Residential mortgages	2	—	4
Home equity mortgages	1	(2)	2
Credit cards	6	5	6
Other consumer	1	1	1
Total consumer	10	4	13
Total	$19	$62	$46
Net Charge-off Ratio:
Commercial:
Real estate, including construction	.04%	—%	—%
Business and corporate banking	.28	1.17	.70
Global banking	(.02)	.25	.09
Other commercial	—	—	—
Total commercial	.07	.41	.21
Consumer:
Residential mortgages	.04	—	.09
Home equity mortgages	.29	(.56)	.51
Credit cards	3.65	2.98	3.58
Other consumer	1.03	1.04	.99
Total consumer	.20	.08	.26
Total	.10%	.32%	.22%
 Our net charge-off ratio as a percentage of average loans for the quarter ended March 31, 2017 decreased 22 basis points compared with the quarter ended December 31, 2016 due to lower levels of net charge-offs in our commercial loan portfolio largely driven by lower charge-offs associated with oil and gas, and mining industry loan exposures which were partially offset by higher levels of net charge-offs in our consumer loan portfolio as the positive impacts of continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasing portion of the portfolio were more pronounced in the fourth quarter of 2016.
Compared with the year-ago quarter, our net charge-off ratio as a percentage of average loans also decreased 12 basis points due to lower levels of net charge-offs in our commercial loan portfolio largely driven by lower charge-offs associated with oil and gas industry loan exposures and, to a lesser extent, lower levels of net charge-offs in our consumer loan portfolio due to continued improvements in economic and credit conditions and the continued origination of higher quality Premier mortgages which are an increasing portion of the portfolio.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$53	$56
Business and corporate banking	208	187
Global banking	490	546
Other commercial	1	1
Commercial nonaccrual loans held for sale	5	11
Total commercial	757	801
Consumer:
Residential mortgages(1)(2)(3)	446	435
Home equity mortgages(1)(2)	71	75
Consumer nonaccrual loans held for sale	39	369
Total consumer	556	879
Total nonaccruing loans	1,313	1,680
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	9	10
Other consumer	7	7
Total consumer	16	17
Total accruing loans contractually past due 90 days or more	17	18
Total nonperforming loans	1,330	1,698
Other real estate owned(4)	24	27
Total nonperforming assets	$1,354	$1,725

(1)
At March 31, 2017 and December 31, 2016, nonaccrual consumer mortgage loans held for investment include $396 million and $382 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at both March 31, 2017 and December 31, 2016.
Nonaccrual loans at March 31, 2017 decreased as compared with December 31, 2016 due to lower levels of consumer nonaccrual loans driven by the sale of certain residential mortgages during the first quarter of 2017 and, to a lesser extent, lower levels of commercial nonaccrual loans largely reflecting the paydowns of two large global banking client relationships, partially offset by downgrades reflecting weaknesses in the financial condition of certain other client relationships. Accruing loans past due 90 days or more remained flat compared with December 31, 2016.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans decreased as compared with December 31, 2016 due to lower TDR Loans and nonaccrual loans largely reflecting paydowns, partially offset by downgrades reflecting weaknesses in the financial condition of certain client relationships.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2017 and December 31, 2016. Each category is not mutually exclusive and loans may appear in more than one category below.

	March 31, 2017	December 31, 2016
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,594	$3,589
ARM loans(1)	11,997	12,219

(1)	During the remainder of 2017 and during 2018, approximately $559 million and $874 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $99 million and $890 million at March 31, 2017 and December 31, 2016, respectively, and home equity mortgage loans held for sale of $4 million at December 31, 2016.

	March 31, 2017	December 31, 2016
	(in millions)
Closed end:
First lien	$17,219	$17,181
Second lien	60	64
Revolving(1)	1,284	1,344
Total	$18,563	$18,589

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at March 31, 2017 and December 31, 2016 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
March 31, 2017:
New York State	30.5%	32.3%
California	20.9	41.0
North Central United States	3.2	2.7
North Eastern United States, excluding New York State	8.6	8.4
Southern United States	27.1	11.1
Western United States, excluding California	6.8	4.5
Mexico	2.9	—
Total	100.0%	100.0%
December 31, 2016:
New York State	30.8%	32.0%
California	20.9	39.0
North Central United States	3.2	3.6
North Eastern United States, excluding New York State	8.3	8.8
Southern United States	26.8	12.0
Western United States, excluding California	6.9	4.6
Mexico	3.1	—
Total	100.0%	100.0%

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

	March 31, 2017	December 31, 2016
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$28,717	$30,339
Less: collateral held against exposure	7,371	7,733
Net credit risk exposure	$21,346	$22,606

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. During the first quarter of 2017, marketplace liquidity continued to remain available for most sources of funding.

HSBC USA Inc.

In March 2017, the FRB increased short-term interest rates by 25 basis points after a similar rate increase in December 2016 and indicated that it currently expects to increase short-term interest rates further during 2017, which will continue to ease the pressure the prolonged period of low interest rates has had on spreads earned on our deposit base.
In 2015, HSBC submitted its full resolution plan to the FRB and the FDIC as required under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA submitted its full resolution plan as required under the Federal Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). As of the date of this report, HSBC had not received formal feedback on the 2015 plans from the agencies. During 2016, the next annual submission date for both the HSBC SIFI Plan and the HSBC Bank USA IDI Plan was extended to December 31, 2017.
As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by U.K. banking regulators, we continue to review the composition of our capital structure.
Interest Bearing Deposits with Banks totaled $17,870 million and $20,238 million at March 31, 2017 and December 31, 2016, respectively, of which $16,577 million and $18,833 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $30,550 million and $30,023 million at March 31, 2017 and December 31, 2016, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $11,472 million and $10,667 million at March 31, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $51,226 million and $49,719 million at March 31, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $5,438 million and $5,101 million at March 31, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $129,258 million and $129,248 million at March 31, 2017 and December 31, 2016, respectively, which included $100,175 million and $98,671 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt increased to $37,803 million at March 31, 2017 from $37,739 million at December 31, 2016. The following table presents the maturities of long-term debt at March 31, 2017:

(in millions)
2017	$3,454
2018	10,141
2019	4,707
2020	6,459
2021	3,482
Thereafter	9,560
Total	$37,803
The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,	2017	2016
	(in millions)
Long-term debt issued	$1,691	$1,772
Long-term debt repaid	(1,990)	(667)
Net long-term debt issued (repaid)	$(299)	$1,105
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the three months ended March 31, 2017.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration

HSBC USA Inc.

statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At March 31, 2017, we were authorized to issue up to $36,000 million, of which $13,249 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $15,732 million was available at March 31, 2017.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At March 31, 2017, long-term debt included $4,900 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $14,611 million.
Preferred Equity  See Note 17, "Preferred Stock," in our 2016 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the first quarter of 2017, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Selected Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk weighted assets, Tier 1 capital to risk weighted assets, total capital to risk weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III transitional and fully phased-in capital ratios calculated as of March 31, 2017 and December 31, 2016:

	Transitional		Fully Phased-In
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Common equity Tier 1 capital to risk weighted assets	14.9%	13.7%	14.7%	13.2%
Tier 1 capital to risk weighted assets	16.0	14.5	15.7	14.2
Total capital to risk weighted assets	19.8	18.3	19.3	17.5
Tier 1 capital to adjusted quarterly average assets (Tier 1 leverage ratio)(1)	9.6	9.2	9.6	9.1
Tier 1 capital to total leverage exposure (supplementary leverage ratio)(2)	7.2	6.5	7.2	6.5

(1)
Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended March 31, 2017 and December 31, 2016, respectively.

(2)
Beginning January 1, 2018, banking institutions will be required to maintain the regulatory minimum SLR of 3 percent. Total leverage exposure, the SLR denominator, includes adjusted quarterly average assets plus certain off-balance sheet exposures.

HSBC USA manages capital in accordance with HSBC Group policy. The HSBC North America Internal Capital Adequacy Assessment Process ("ICAAP") works in conjunction with the HSBC Group's ICAAP. The HSBC North America ICAAP applies to HSBC Bank USA and evaluates regulatory capital adequacy, economic capital adequacy and capital adequacy under various stress scenarios. Our approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC's capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations and maintain sufficient regulatory capital ratios.
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
In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the United States which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. The Basel III final rule established an integrated regulatory capital framework to improve the quality and quantity of regulatory capital. For additional discussion of the Basel III final rule requirements, including fully phased in required minimum capital ratios, see Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2016 Form 10-K. In 2017, HSBC Bank USA submitted an annual statement to the OCC to renew its opt out of the Advanced Approaches Capital Framework (which includes using an advanced internal ratings based approach for credit risk and an advanced measurement approach for operational risk). As a result, we calculate our risk-based and leverage capital requirements solely under the general risk-based capital rules of the Standardized Approach.
In 2015, the Financial Stability Board ("FSB") issued its final standards for TLAC requirements for G-SIBs. In December 2016, the FRB adopted final rules implementing the FSB's TLAC standard in the United States. The rules require, among other things, the U.S. IHCs of non U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include

HSBC USA Inc.

minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework that will require HSBC North America to issue additional long-term debt.
Capital Planning and Stress Testing U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. As part of the CCAR process, the FRB undertakes a supervisory assessment of bank holding companies on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions. The FRB can object to a capital plan for qualitative or quantitative reasons, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2017. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2017. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. In January 2017, the FRB announced that so-called “large and noncomplex” firms, which are firms with less than $250 billion in total consolidated assets and less than $75 billion in total nonbanking assets, are exempt from the CCAR qualitative assessment. HSBC North America does not currently fall into the category of “large and noncomplex” and will, therefore, remain subject to the qualitative review in the 2017 CCAR cycle.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. HSBC North America and HSBC Bank USA will publicly disclose their next annual DFAST results, as required, within 15 days of the FRB disclosing the results of its own DFAST results. The FRB will publicly disclose its own DFAST and CCAR results on or before June 30, 2017.
Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America or HSBC Bank USA. Capital planning and stress testing for HSBC North America or HSBC Bank USA may impact our future capital and liquidity. See Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2016 Form 10-K for further discussion on capital planning and stress testing, including additional detail regarding the FRB's supervisory assessment as part of the CCAR process.
While bank holding company regulatory capital compliance is generally performed at the HSBC North America level, and also separately for HSBC Bank USA, as a bank holding company we are required to meet minimum capital requirements imposed by the FRB. We present our capital ratios, together with HSBC Bank USA's in Note 14, "Retained Earnings and Regulatory Capital Requirements," in the accompanying consolidated financial statements.
2017 Funding Strategy  Our current estimate for funding needs and sources for 2017 are summarized in the following table:

	Actual January 1 through March 31, 2017	Estimated April 1 through December 31, 2017	Estimated Full Year 2017
	(in billions)
Funding needs:
Net loan growth	$(5)	$1	$(4)
Net change in short-term investments and securities	(1)	(7)	(8)
Trading and other assets	6	3	9
Total funding needs	$—	$(3)	$(3)
Funding sources:
Net change in deposits	$—	$(2)	$(2)
Trading and other short-term liabilities	—	1	1
Net change in long-term debt	—	(2)	(2)
Total funding sources	$—	$(3)	$(3)

HSBC USA Inc.

The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. We continue to seek well-priced and stable customer deposits. We continue to sell a portion of new mortgage loan originations to PHH Mortgage.
HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs which are not met by cash generated from its loan sales and operations. During the first quarter of 2017, HSBC Finance prepaid the $2.5 billion that was outstanding under our credit agreement with it. See Note 12, "Related Party Transactions," in the accompanying consolidated financial statements for further information.
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

	Balance at March 31, 2017
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2016

	(in millions)
Standby letters of credit, net of participations(1)	$5,707	$2,446	$92	$8,245	$8,392
Commercial letters of credit	172	46	—	218	242
Credit derivatives(2)	20,781	32,344	2,844	55,969	58,329
Other commitments to extend credit:
Commercial(3)	15,787	56,149	1,768	73,704	74,832
Consumer	7,264	—	—	7,264	7,270
Total	$49,711	$90,985	$4,704	$145,400	$149,065

(1)	Includes $1,393 million and $1,315 million issued for the benefit of HSBC affiliates at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $33,751 million and $29,999 million issued for the benefit of HSBC affiliates at March 31, 2017 and December 31, 2016, respectively.

(3)	Includes $500 million issued for the benefit of HSBC affiliates at both March 31, 2017 and December 31, 2016.

Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines, where we have the right to change terms or conditions upon notification to the customer, and commitments to extend credit secured by residential properties, where we have

HSBC USA Inc.

the right to change terms or conditions, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit.
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

Fair Value

Control Over Valuation Process and Procedures  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for further details on our valuation control framework.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2017 and December 31, 2016, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain residential mortgage and subprime mortgage loans held for sale, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality and swap agreements entered into in conjunction with the sales of certain Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information.
See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2017 and 2016.
Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(dollars are in millions)
Level 3 assets(1)(2)	$3,972	$4,611
Total assets measured at fair value(1)(3)	106,590	113,299
Level 3 liabilities(1)	1,941	2,114
Total liabilities measured at fair value(1)	68,694	81,176
Level 3 assets as a percent of total assets measured at fair value	3.7%	4.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.8%	2.6%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $3,518 million of recurring Level 3 assets and $454 million of non-recurring Level 3 assets at March 31, 2017. Includes $3,564 million of recurring Level 3 assets and $1,047 million of non-recurring Level 3 assets at December 31, 2016.

(3)
Includes $106,029 million of assets measured on a recurring basis and $561 million of assets measured on a non-recurring basis at March 31, 2017. Includes $112,104 million of assets measured on a recurring basis and $1,195 million of assets measured on a non-recurring basis at December 31, 2016.

Significant Changes in Fair Value for Level 3 Assets and Liabilities We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $4 million negative credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2017 compared with negative adjustments of $1 million during the three months ended March 31, 2016. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income. We have recorded a cumulative credit adjustment reserve of $26 million and $22 million against our monoline exposure at March 31, 2017 and December 31, 2016, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $154 million and $159 million at March 31, 2017 and December 31, 2016, respectively.
See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2017 and 2016 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $74 million or a decrease of the overall fair value measurement of approximately $14 million at March 31, 2017. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers and certain asset-backed securities including CDOs.
Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at March 31, 2017:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Residential mortgages - Alt A	$41
AA	Other	48
A	Residential mortgages - Alt A	4
	Residential mortgages - Subprime	32
	Home equity - Alt A	59
	Student loans	85
	Other	459
	Total A	639
BBB	Residential mortgages - Alt A	1
	Collateralized debt obligations	184
	Total BBB	185
CCC	Residential mortgages - Subprime	15
		$928

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
The principal risks associated with our operations include the following:

•
Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. Credit risk is further discussed below.

•
Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself and is further discussed below.

HSBC USA Inc.

•
Interest rate risk is the potential reduction of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to interest rate movements and is further discussed below.

•
Market risk is the risk that movements in market factors, such as foreign exchange rates, interest rates, credit spreads, equity prices and commodity prices, will reduce our income or the value of our portfolios and is further discussed below.

•
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events (including legal risk). There have been no material changes to our approach toward operational risk since December 31, 2016.

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation. There have been no material changes to our approach toward compliance risk since December 31, 2016.

•
Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity as trustee, investment manager or as mandated by law or regulation. There have been no material changes to our approach toward fiduciary risk since December 31, 2016.

•
Reputational risk is the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom it is associated, that may cause stakeholders to form a negative view of us. This might also result in financial or non-financial impacts, loss of confidence or other consequences. There have been no material changes to our approach toward reputational risk since December 31, 2016.

•
Strategic risk is the risk that the business will fail to identify, execute, and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action. There have been no material changes to our approach toward strategic risk since December 31, 2016.

•
Security and Fraud risk is the risk to the business from terrorism, crime, fraud, information security, incidents/disasters, cyber-attacks and groups hostile to HSBC interests. There have been no material changes to our approach toward security and fraud risk since December 31, 2016.

•
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared with the intended business use and design objective; and 2) the model could be used incorrectly. There have been no material changes to our approach toward model risk since December 31, 2016.

•
Pension risk is the risk of increased costs from the post-employment benefit plans that we have established for our employees. There have been no material changes to our approach toward pension risk since December 31, 2016.

•
Sustainability risk is the risk that financial services provided to customers indirectly result in unacceptable impacts on people or on the environment. There have been no material changes to our approach toward sustainability risk since December 31, 2016.

See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections.
Credit Risk Management Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. There have been no material changes to our approach towards credit risk management since December 31, 2016. See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of our approach to credit risk.
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
Liquidity Risk Management  There have been no material changes to our approach towards liquidity risk management since December 31, 2016. See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity risk management has not changed, we continuously monitor the impact of market events on our liquidity positions and will continue to adapt our liquidity framework to reflect market events and the evolving regulatory landscape and view as to best practices.
Our liquidity risk management approach includes deposits, supplemented by wholesale borrowing to fund our balance sheet, and using security sales or secured borrowings for liquidity stress situations in our liquidity contingency plans. In addition, current regulatory initiatives encourage banks to retain a portfolio of extremely high quality liquid assets. As such, we are maintaining a large portfolio of high quality sovereign and sovereign guaranteed securities. As previously discussed, HSBC Finance relies on its affiliates, including HSBC USA, to satisfy its funding needs outside of cash generated from its loan sales and operations.
As part of our approach towards liquidity risk management, we employ the following key measures to define, monitor and control our liquidity and funding risk in accordance with HSBC policy:
The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both March 31, 2017 and December 31, 2016, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR rule, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both March 31, 2017 and December 31, 2016, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The U.S. LCR rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, are required to maintain a minimum LCR of 100 percent beginning January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019, and report LCR to U.S. regulators on a daily basis beginning July 1, 2016. During the three months ended March 31, 2017 and the second half of 2016, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement. The U.S. LCR rule does not address the U.S. NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The U.S. NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. Under the proposal, U.S. institutions would be required to comply with the U.S. NSFR rule by January 1, 2018, consistent with the scheduled global implementation of the Basel Committee based NSFR. At both March 31, 2017 and December 31, 2016, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
HSBC North America and HSBC Bank USA have adjusted their liquidity profiles to support compliance with these rules. HSBC North America and HSBC Bank USA may need to make further changes to their liquidity profiles to support compliance with any future final rules.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at March 31, 2017:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at March 31, 2017.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions.
Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At March 31, 2017, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2016 Form 10-K under the caption "Risk Management". There have been no material changes to our approach towards interest rate risk management since December 31, 2016.
Present value of a basis point ("PVBP")  PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	3.9	4.4
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

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on April 1, 2017 and January 1, 2017, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$96	4%	$123	5%
Resulting from a gradual 100 basis point decrease in the yield curve	(86)	(3)	(158)	(6)
Resulting from a gradual 200 basis point increase in the yield curve	160	6	208	8
Other significant scenarios monitored (reflects projected rate movements on April 1, 2017 and January 1, 2017, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(88)	(4)	(156)	(6)
Resulting from an immediate 100 basis point increase in the yield curve	157	6	209	8
Resulting from an immediate 100 basis point decrease in the yield curve	(298)	(12)	(347)	(14)
Resulting from an immediate 200 basis point increase in the yield curve	263	11	366	15

HSBC USA Inc.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk weighted assets and total equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. At March 31, 2017, we had an available-for-sale securities portfolio of approximately $37,911 million with a negative mark-to-market adjustment of $427 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $316 million to a net loss of $743 million with the following results on our capital ratios:

	March 31, 2017		December 31, 2016
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk weighted assets	14.9%	14.8%	13.7%	13.6%
Total equity to total assets	10.3	10.2	10.1	10.0

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.
Market Risk Management  Market risk is the risk that movements in market factors, such as foreign exchange rates, interest rates, credit spreads, equity prices and commodity prices, will reduce our income or the value of our portfolios. Exposure to market risk is separated into two portfolios:

•	Trading portfolios comprise positions arising from market-making and warehousing of client-derived positions.

•
Non-trading portfolios comprise positions that primarily arise from the interest rate management of our retail and commercial banking assets and liabilities and financial investments classified as available-for-sale and held-to-maturity.

There have been no material changes to our approach towards market risk management since December 31, 2016. See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of our approach to market risk.
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
Daily VaR (trading portfolios), 99 percent 1 day (in millions):

HSBC USA Inc.

The following table summarizes our trading VaR for the three months ended March 31, 2017:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At March 31, 2017	$2	$6	$1	$(3)	$6

Three Months Ended March 31, 2017
Average	2	6	1	(2)	7
Maximum	4	9	1		9
Minimum	1	5	1		4

At December 31, 2016	$1	$6	$1	$(3)	$5

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

Backtesting In the first quarter of 2017, we experienced no backtesting exceptions.
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
Backtesting of trading VaR against our hypothetical profit and loss (in millions):
Non-trading Portfolios  Non-trading VaR predominantly relates to Balance Sheet Management and represents the potential negative changes in the investment portfolio market value (which includes available for sale and held to maturity assets) and associated hedges. Our investment portfolio holdings are mainly comprised of U.S. Treasuries and U.S. Government agency mortgage-backed securities. Our non-trading VaR exposure is driven by interest rates, mortgage spreads, and asset swap spreads.

HSBC USA Inc.

The following table summarizes our non-trading VaR for the three months ended March 31, 2017:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At March 31, 2017	$64	$22	$(18)	$68

Three Months Ended March 31, 2017
Average	69	24	(24)	68
Maximum	79	31		74
Minimum	56	21		63

At December 31, 2016	$75	$27	$(32)	$70

(1)	Refer to the Trading VaR table above for additional information.
Non-trading VaR also includes the interest rate risk of non-trading financial assets and liabilities held by the global businesses and transfer priced into Balance Sheet Management which has the mandate to centrally manage and hedge it. For a broader discussion on how interest rate risk is managed, please refer to the "Risk Management - Interest Rate Risk Management" in MD&A in our 2016 Form 10-K.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of nil and $1 million during the three months ended March 31, 2017 and 2016, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three months ended March 31, 2017 and 2016 included fees of $24 million and $18 million, respectively.

HSBC USA Inc.

Three Months Ended March 31,	2017			2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$36,573	$77.85%		$28,461	$35.49%
Federal funds sold and securities purchased under resale agreements	9,697	54	2.26	9,913	29	1.18
Trading securities	11,051	58	2.13	11,855	85	2.88
Securities	50,311	242	1.95	51,455	245	1.91
Loans:
Commercial	54,423	382	2.85	64,657	380	2.36
Consumer:
Residential mortgages	17,881	154	3.49	17,848	151	3.40
Home equity mortgages	1,378	13	3.83	1,574	14	3.58
Credit cards	658	17	10.48	671	18	10.79
Other consumer	460	7	6.17	483	6	5.00
Total consumer	20,377	191	3.80	20,576	189	3.69
Total loans	74,800	573	3.11	85,233	569	2.69
Other	2,739	11	1.63	2,608	18	2.78
Total interest earning assets	$185,171	$1,015	2.22%	$189,525	$981	2.08%
Allowance for credit losses	(1,011)			(933)
Cash and due from banks	1,040			1,018
Other assets	15,776			11,801
Total assets	$200,976			$201,411
Liabilities and Equity
Domestic deposits:
Savings deposits	$50,447	$48.39%		$50,126	$30.24%
Time deposits	23,441	78	1.35	26,081	62.96
Other interest bearing deposits	12,960	7.22		4,000	2.20
Foreign deposits:
Foreign banks deposits	8,059	13.65		9,061	9.40
Other interest bearing deposits	3,630	4.45		3,260	2.25
Total interest bearing deposits	98,537	150.62		92,528	105.46
Short-term borrowings	6,520	23	1.43	11,476	18.63
Long-term debt	37,824	242	2.59	33,346	197	2.38
Total interest bearing deposits and debt	142,881	415	1.18	137,350	320.94
Tax liabilities and other	913	3	1.33	859	6	2.81
Total interest bearing liabilities	$143,794	$418	1.18%	$138,209	$326.95%
Net interest income/Interest rate spread		$597	1.04%		$655	1.13%
Noninterest bearing deposits	29,781			31,520
Other liabilities	6,925			10,930
Total equity	20,476			20,752
Total liabilities and equity	$200,976			$201,411
Net interest margin on average earning assets			1.31%			1.39%
Net interest income to average total assets			1.20%			1.30%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HSBC USA Inc.

PART II
Item 1. Legal Proceedings

See Note 18, "Litigation and Regulatory Matters," in the accompanying consolidated financial statements for our legal proceedings disclosure, which is incorporated herein by reference.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC USA Inc. did not engage in activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under “Frozen Accounts and Transactions” below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
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
At March 31, 2017, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
The HSBC Group also acts as a sub-participant in a Spanish export credit agency supported loan provided by another international bank to Bank Mellat. This loan matured in 2013 with claims for non-payment being settled by the export credit agency. A small balance which had remained unpaid by Bank Mellat in relation to this legacy asset was recovered in the first quarter of 2017.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the first quarter of 2017, which includes interest and fees, was approximately $45,000, and net estimated profit was approximately $45,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the first quarter of 2017 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the first quarter of 2017 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. Estimated gross revenue in the first quarter of 2017 on these accounts, which includes fees and/or commissions, was approximately $27,280.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving four employees of a U.S.-sanctioned Iranian bank in Hong Kong, one of whom joined the scheme during the first quarter of 2017. Under the rules of this

HSBC USA Inc.

scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the first quarter of 2017 was approximately $840.
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
Activity related to U.S. Executive Order 13382 The HSBC Group maintains an account for a corporate customer whose owner was designated under U.S. Executive Order 13382 during the first quarter of 2017. The customer made a payment of $370,000 shortly after the owner's designation, which was cleared locally. There was no measurable gross revenue or net profit generated in the first quarter of 2017.
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the first quarter of 2017. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA during the first quarter of 2017 relating to these frozen accounts.

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 20, 2017 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed April 24, 2017).

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 and 2016, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 4, 2017

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

3(ii)	Bylaws of HSBC USA Inc., as Amended and Restated effective April 20, 2017 (incorporated by reference to Exhibit 3.2 to HSBC USA Inc.'s Current Report on Form 8-K filed April 24, 2017).
12	Computation of Ratio of Earnings to Fixed Charges
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 and 2016, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.