Form 10-Q
period 2017-06-30
HSBC USA INC /MD/
filed 2017-07-31
CIK 83246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 28, 2017, there were 714 shares of the registrant's common stock outstanding, all of which are owned by HSBC North America Holdings Inc.

HSBC USA Inc.

HSBC USA Inc.

PART I
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest income:
Loans	$548	$572	$1,121	$1,141
Securities	242	243	484	487
Trading securities	58	60	116	145
Short-term investments	181	104	312	168
Other	13	1	24	19
Total interest income	1,042	980	2,057	1,960
Interest expense:
Deposits	169	117	319	222
Short-term borrowings	32	21	55	39
Long-term debt	251	203	493	400
Other	8	1	11	7
Total interest expense	460	342	878	668
Net interest income	582	638	1,179	1,292
Provision for credit losses	(21)	134	(98)	291
Net interest income after provision for credit losses	603	504	1,277	1,001
Other revenues:
Credit card fees	14	13	25	27
Trust and investment management fees	39	39	77	78
Other fees and commissions	163	177	325	342
Trading revenue	71	49	141	65
Other securities gains, net	19	36	24	65
Servicing and other fees from HSBC affiliates	52	51	134	105
Residential mortgage banking revenue (expense)	(2)	10	(4)	27
Gain (loss) on instruments designated at fair value and related derivatives	(1)	(38)	33	178
Other income (loss)	174	(44)	335	(132)
Total other revenues	529	293	1,090	755
Operating expenses:
Salaries and employee benefits	256	242	521	483
Support services from HSBC affiliates	355	355	694	675
Occupancy expense, net	76	57	130	116
Other expenses	133	169	262	275
Total operating expenses	820	823	1,607	1,549
Income (loss) before income tax	312	(26)	760	207
Income tax expense (benefit)	108	(5)	260	74
Net income (loss)	$204	$(21)	$500	$133

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$204	$(21)	$500	$133
Net change in unrealized gains (losses), net of tax:
Investment securities	110	208	217	486
Fair value option liabilities attributable to credit spread	(9)	—	(88)	—
Derivatives designated as cash flow hedges	(3)	(11)	(2)	(56)
Total other comprehensive income	98	197	127	430
Comprehensive income	$302	$176	$627	$563

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in millions, except share data)
Assets(1)
Cash and due from banks	$992	$1,235
Interest bearing deposits with banks	30,146	20,238
Federal funds sold and securities purchased under agreements to resell (includes $864 million and $770 million designated under fair value option at June 30, 2017 and December 31, 2016, respectively)	18,586	30,023
Trading assets	20,192	16,850
Securities available-for-sale	32,315	36,910
Securities held-to-maturity (fair value of $13.5 billion and $12.8 billion at June 30, 2017 and December 31, 2016, respectively)	13,434	12,809
Loans	68,063	73,875
Less – allowance for credit losses	848	1,017
Loans, net	67,215	72,858
Loans held for sale (includes $389 million and $725 million designated under fair value option at June 30, 2017 and December 31, 2016, respectively)	765	1,809
Properties and equipment, net	185	202
Goodwill	1,612	1,612
Other assets	7,908	6,755
Total assets	$193,350	$201,301
Liabilities(1)
Debt:
Domestic deposits:
Noninterest bearing	$26,492	$26,932
Interest bearing (includes $7.5 billion designated under fair value option at both June 30, 2017 and December 31, 2016, respectively)	81,094	86,389
Foreign deposits:
Noninterest bearing	804	741
Interest bearing	8,753	15,186
Total deposits	117,143	129,248
Short-term borrowings (includes $2.8 billion and $2.7 billion designated under fair value option at June 30, 2017 and December 31, 2016, respectively)	8,882	5,101
Long-term debt (includes $11.9 billion and $10.4 billion designated under fair value option at June 30, 2017 and December 31, 2016, respectively)	37,445	37,739
Total debt	163,470	172,088
Trading liabilities	4,209	4,908
Interest, taxes and other liabilities	4,734	3,950
Total liabilities	172,413	180,946
Equity
Preferred stock (no par value; 40,999,000 shares authorized; 1,265 shares issued and outstanding at both June 30, 2017 and December 31, 2016)	1,265	1,265
Common equity:
Common stock ($5 par; 150,000,000 shares authorized; 714 shares issued and outstanding at both June 30, 2017 and December 31, 2016)	—	—
Additional paid-in capital	18,142	18,148
Retained earnings	1,847	1,560
Accumulated other comprehensive loss	(317)	(618)
Total common equity	19,672	19,090
Total equity	20,937	20,355
Total liabilities and equity	$193,350	$201,301

(1)
The following table summarizes assets and liabilities related to our consolidated variable interest entities ("VIEs") at June 30, 2017 and December 31, 2016 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation. See Note 15, "Variable Interest Entities," for additional information.

HSBC USA Inc.

	June 30, 2017	December 31, 2016
	(in millions)
Assets
Other assets	$209	$231
Total assets	$209	$231
Liabilities
Long-term debt	$73	$79
Interest, taxes and other liabilities	55	60
Total liabilities	$128	$139

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

Six Months Ended June 30,	2017	2016
	(in millions)
Preferred stock
Balance at beginning of period	$1,265	$1,265
Preferred stock issuance	—	1,265
Preferred stock redemption	—	(1,265)
Balance at end of period	1,265	1,265
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	18,148	18,169
Employee benefit plans	(6)	—
Balance at end of period	18,142	18,169
Retained earnings
Balance at beginning of period, as previously reported	1,560	1,498
Reclassification to accumulated other comprehensive loss of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	(174)	—
Balance at beginning of period, adjusted	1,386	1,498
Net income	500	133
Cash dividends declared on preferred stock	(39)	(28)
Balance at end of period	1,847	1,603
Accumulated other comprehensive income (loss)
Balance at beginning of period, as previously reported	(618)	(407)
Reclassification from retained earnings of cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax	174	—
Balance at beginning of period, adjusted	(444)	(407)
Other comprehensive income, net of tax	127	430
Balance at end of period	(317)	23
Total common equity	19,672	19,795
Total equity	$20,937	$21,060

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$500	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(45)	(15)
Provision for credit losses	(98)	291
Net realized gains on securities available-for-sale	(24)	(65)
Net change in other assets and liabilities	(575)	(1,800)
Net change in loans held for sale:
Originations and purchases of loans held for sale	(1,109)	(974)
Sales and collections of loans held for sale	1,463	1,069
Net change in trading assets and liabilities	(4,041)	1,510
Lower of amortized cost or fair value adjustments on loans held for sale	(14)	71
Gain (loss) on instruments designated at fair value and related derivatives	(33)	(178)
Net cash provided by (used in) operating activities	(3,976)	42
Cash flows from investing activities
Net change in interest bearing deposits with banks	(9,908)	(6,321)
Net change in federal funds sold and securities purchased under agreements to resell	11,444	(14,814)
Securities available-for-sale:
Purchases of securities available-for-sale	(6,082)	(14,192)
Proceeds from sales of securities available-for-sale	10,334	12,671
Proceeds from maturities of securities available-for-sale	873	764
Securities held-to-maturity:
Purchases of securities held-to-maturity	(1,863)	(327)
Proceeds from maturities of securities held-to-maturity	1,218	1,115
Change in loans:
Collections, net of originations	4,829	2,167
Loans sold to third parties	1,666	1,448
Net cash used for acquisitions of properties and equipment	(11)	(11)
Other, net	451	(62)
Net cash provided by (used in) investing activities	12,951	(17,562)
Cash flows from financing activities
Net change in deposits	(12,097)	14,018
Debt:
Net change in short-term borrowings	3,784	2,382
Issuance of long-term debt	2,828	2,559
Repayment of long-term debt	(3,688)	(1,464)
Preferred stock issuance	—	1,265
Preferred stock redemption	—	(1,265)
Other increases (decreases) in capital surplus	(6)	—
Dividends paid	(39)	(28)
Net cash provided by (used in) financing activities	(9,218)	17,467
Net change in cash and due from banks	(243)	(53)
Cash and due from banks at beginning of period	1,235	968
Cash and due from banks at end of period	$992	$915

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note		Page	Note		Page
1	Organization and Presentation	9	11	Pension and Other Postretirement Benefits	41
2	Trading Assets and Liabilities	10	12	Related Party Transactions	42
3	Securities	11	13	Business Segments	45
4	Loans	16	14	Retained Earnings and Regulatory Capital Requirements	48
5	Allowance for Credit Losses	26	15	Variable Interest Entities	49
6	Loans Held for Sale	28	16	Guarantee Arrangements, Pledged Assets and Repurchase Agreements	51
7	Goodwill	29	17	Fair Value Measurements	57
8	Derivative Financial Instruments	29	18	Litigation and Regulatory Matters	75
9	Fair Value Option	36	19	New Accounting Pronouncements	76
10	Accumulated Other Comprehensive Income (Loss)	39

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
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods. For the six months ended June 30, 2017, our income tax expense was impacted by an out of period adjustment to our deferred tax asset balance which decreased tax expense by approximately $9 million.

HSBC USA Inc.

2.    Trading Assets and Liabilities

Trading assets and liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Trading assets:
U.S. Treasury	$4,610	$3,560
U.S. Government agency issued or guaranteed	23	24
U.S. Government sponsored enterprises	211	222
Asset-backed securities	303	365
Corporate and foreign bonds	3,446	6,481
Other securities	12	15
Precious metals	8,365	1,772
Derivatives, net	3,222	4,411
Total trading assets	$20,192	$16,850
Trading liabilities:
Securities sold, not yet purchased	$1,021	$1,060
Payables for precious metals	—	62
Derivatives, net	3,188	3,786
Total trading liabilities	$4,209	$4,908
At June 30, 2017 and December 31, 2016, the fair value of derivatives included in trading assets is net of $3,616 million and $4,462 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.
At June 30, 2017 and December 31, 2016, the fair value of derivatives included in trading liabilities is net of $3,202 million and $3,826 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
See Note 8, "Derivative Financial Instruments," for further information on our trading derivatives and related collateral.

HSBC USA Inc.

3. Securities

Our securities available-for-sale and securities held-to-maturity portfolios consisted of the following:

June 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$16,871	$156	$(334)	$16,693
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,023	5	(83)	3,945
Collateralized mortgage obligations	648	—	(25)	623
Direct agency obligations	3,644	106	(2)	3,748
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,785	2	(73)	4,714
Collateralized mortgage obligations	1,038	3	(11)	1,030
Direct agency obligations	423	9	—	432
Asset-backed securities collateralized by:
Home equity	61	—	(5)	56
Other	508	—	—	508
Foreign debt securities(1)	413	—	(1)	412
Equity securities	159	—	(5)	154
Total available-for-sale securities	$32,573	$281	$(539)	$32,315
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,272	$14	$(6)	$2,280
Collateralized mortgage obligations	1,429	53	(10)	1,472
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,318	6	(12)	2,312
Collateralized mortgage obligations	7,396	39	(41)	7,394
Obligations of U.S. states and political subdivisions	14	1	—	15
Asset-backed securities collateralized by residential mortgages	5	—	—	5
Total held-to-maturity securities	$13,434	$113	$(69)	$13,478

HSBC USA Inc.

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$21,366	$102	$(559)	$20,909
U.S. Government sponsored enterprises:
Mortgage-backed securities	4,535	4	(122)	4,417
Collateralized mortgage obligations	2,139	—	(36)	2,103
Direct agency obligations	3,709	118	(10)	3,817
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	3,102	2	(58)	3,046
Collateralized mortgage obligations	1,370	2	(15)	1,357
Direct agency obligations	423	1	(4)	420
Asset-backed securities collateralized by:
Home equity	69	—	(8)	61
Other	108	—	(3)	105
Foreign debt securities(1)	522	—	(1)	521
Equity securities	159	—	(5)	154
Total available-for-sale securities	$37,502	$229	$(821)	$36,910
Securities held-to-maturity:
U.S. Government sponsored enterprises:
Mortgage-backed securities	$2,465	$11	$(9)	$2,467
Collateralized mortgage obligations	1,591	59	(12)	1,638
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,557	11	(10)	2,558
Collateralized mortgage obligations	6,176	34	(56)	6,154
Obligations of U.S. states and political subdivisions	15	1	—	16
Asset-backed securities collateralized by residential mortgages	5	—	—	5
Total held-to-maturity securities	$12,809	$116	$(87)	$12,838

(1)	Foreign debt securities represent public sector entity, bank or corporate debt.
Net unrealized losses decreased within the available-for-sale portfolio in the six months ended June 30, 2017 due primarily to decreasing yields as well as favorable movements associated with fair value hedged U.S. Treasury securities.

HSBC USA Inc.

The following table summarizes gross unrealized losses and related fair values at June 30, 2017 and December 31, 2016 classified as to the length of time the losses have existed:

	One Year or Less			Greater Than One Year
June 30, 2017	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	30	$(237)	$8,869	27	$(97)	$2,970
U.S. Government sponsored enterprises	147	(105)	4,231	15	(5)	432
U.S. Government agency issued or guaranteed	42	(78)	5,192	6	(6)	77
Asset-backed securities	—	—	—	6	(5)	105
Foreign debt securities	5	—	191	1	(1)	171
Equity securities	—	—	—	1	(5)	154
Securities available-for-sale	224	$(420)	$18,483	56	$(119)	$3,909
Securities held-to-maturity:
U.S. Government sponsored enterprises	416	$(16)	$1,696	46	$—	$3
U.S. Government agency issued or guaranteed	144	(51)	4,891	485	(2)	380
Obligations of U.S. states and political subdivisions	—	—	—	3	—	—
Securities held-to-maturity	560	$(67)	$6,587	534	$(2)	$383

	One Year or Less			Greater Than One Year
December 31, 2016	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	40	$(378)	$13,707	32	$(181)	$3,908
U.S. Government sponsored enterprises	316	(155)	6,474	18	(13)	427
U.S. Government agency issued or guaranteed	57	(66)	3,941	7	(11)	252
Asset-backed securities	—	—	—	8	(11)	166
Foreign debt securities	7	—	343	1	(1)	178
Equity securities	1	(5)	154	—	—	—
Securities available-for-sale	421	$(604)	$24,619	66	$(217)	$4,931
Securities held-to-maturity:
U.S. Government sponsored enterprises	434	$(21)	$2,013	45	$—	$21
U.S. Government agency issued or guaranteed	179	(65)	4,734	503	(1)	112
Obligations of U.S. states and political subdivisions	1	—	—	3	—	—
Securities held-to-maturity	614	$(86)	$6,747	551	$(1)	$133
Although the fair value of a particular security may be below its amortized cost, it does not necessarily result in a credit loss and hence an other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. We have reviewed the securities for which there is an unrealized loss for other-than-temporary impairment in accordance with our accounting policies, discussed further below. At June 30, 2017 and December 31, 2016, we do not consider any of our debt securities to be other-than-temporarily impaired as we expect to recover their amortized cost basis and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual

HSBC USA Inc.

maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
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
During the three and six months ended June 30, 2017 and 2016, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component, as such, there were no other-than-temporary impairment losses recognized related to credit loss.
Other securities gains, net  The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Gross realized gains	$28	$56	$33	$87
Gross realized losses	(9)	(20)	(9)	(22)
Net realized gains	$19	$36	$24	$65

HSBC USA Inc.

Contractual Maturities and Yields  The following table summarizes the amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2017 by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2017, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annualized interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2017. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$—	—%	$4,209	1.98%	$8,821	1.94%	$3,841	2.87%
U.S. Government sponsored enterprises	178	3.26	3,118	2.89	1,520	2.52	3,499	2.73
U.S. Government agency issued or guaranteed	—	—	115	2.90	91	2.42	6,040	2.77
Asset-backed securities	—	—	400	2.38	—	—	169	3.76
Foreign debt securities	121.02		292	1.23	—	—	—	—
Total amortized cost	$299	1.96%	$8,134	2.33%	$10,432	2.03%	$13,549	2.80%
Total fair value	$301		$8,260		$10,245		$13,355
Held-to-maturity:
U.S. Government sponsored enterprises	$—	—%	$298	2.32%	$356	2.76%	$3,047	2.85%
U.S. Government agency issued or guaranteed	—	—	33	3.64	6	2.15	9,675	2.32
Obligations of U.S. states and political subdivisions	2	4.04	3	3.77	5	3.40	4	5.66
Asset-backed securities	—	—	—	—	—	—	5	6.69
Total amortized cost	$2	4.04%	$334	2.46%	$367	2.76%	$12,731	2.45%
Total fair value	$2		$337		$371		$12,768

Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $295 million and $631 million, respectively, were included in other assets at June 30, 2017. Investments in Federal Home Loan Bank stock and Federal Reserve Bank stock of $338 million and $631 million, respectively, were included in other assets at December 31, 2016.

HSBC USA Inc.

4. Loans

Loans consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Commercial loans:
Real estate, including construction	$10,240	$10,890
Business and corporate banking	12,868	14,080
Global banking(1)(2)	21,047	23,481
Other commercial(2)	4,433	5,765
Total commercial	48,588	54,216
Consumer loans:
Residential mortgages	17,119	17,181
Home equity mortgages	1,285	1,408
Credit cards	647	688
Other consumer	424	382
Total consumer	19,475	19,659
Total loans	$68,063	$73,875

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by Global Banking and Markets relationship managers.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 13, "Business Segments," we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates which totaled $1,423 million and $3,274 million at June 30, 2017 and December 31, 2016, respectively. All tables below have been restated to reflect this reclassification, as applicable. See Note 12, "Related Party Transactions," for additional information regarding loans to HSBC affiliates.

Net deferred origination fees totaled $25 million and $48 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, we had a net unamortized premium (discount) on our loans of $1 million and $(5) million, respectively.

HSBC USA Inc.

Aging Analysis of Past Due Loans  The following table summarizes the past due status of our loans, excluding loans held for sale, at June 30, 2017 and December 31, 2016. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status is affected by customer account management policies and practices such as re-age, which results in the re-setting of the contractual delinquency status to current.

	Past Due		Total Past Due 30 Days or More
At June 30, 2017	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$39	$2	$41	$10,199	$10,240
Business and corporate banking	14	2	16	12,852	12,868
Global banking	—	55	55	20,992	21,047
Other commercial	1	7	8	4,425	4,433
Total commercial	54	66	120	48,468	48,588
Consumer loans:
Residential mortgages	329	324	653	16,466	17,119
Home equity mortgages	8	36	44	1,241	1,285
Credit cards	8	8	16	631	647
Other consumer	6	5	11	413	424
Total consumer	351	373	724	18,751	19,475
Total loans	$405	$439	$844	$67,219	$68,063

	Past Due		Total Past Due 30 Days or More
At December 31, 2016	30 - 89 Days	90+ Days		Current(1)	Total Loans
	(in millions)
Commercial loans:
Real estate, including construction	$17	$6	$23	$10,867	$10,890
Business and corporate banking	35	9	44	14,036	14,080
Global banking	1	64	65	23,416	23,481
Other commercial	4	7	11	5,754	5,765
Total commercial	57	86	143	54,073	54,216
Consumer loans:
Residential mortgages	402	317	719	16,462	17,181
Home equity mortgages	10	43	53	1,355	1,408
Credit cards	9	10	19	669	688
Other consumer	7	7	14	368	382
Total consumer	428	377	805	18,854	19,659
Total loans	$485	$463	$948	$72,927	$73,875

(1)	Loans less than 30 days past due are presented as current.

HSBC USA Inc.

Nonaccrual Loans  Nonaccrual loans, including nonaccrual loans held for sale, and accruing loans 90 days or more delinquent consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$50	$56
Business and corporate banking	188	187
Global banking	537	546
Other commercial	—	1
Commercial nonaccrual loans held for sale	29	11
Total commercial	804	801
Consumer:
Residential mortgages(1)(2)(3)	432	435
Home equity mortgages(1)(2)	70	75
Consumer nonaccrual loans held for sale	34	369
Total consumer	536	879
Total nonaccruing loans	1,340	1,680
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1
Total commercial	1	1
Consumer:
Credit cards	8	10
Other consumer	6	7
Total consumer	14	17
Total accruing loans contractually past due 90 days or more	15	18
Total nonperforming loans	$1,355	$1,698

(1)
At June 30, 2017 and December 31, 2016, nonaccrual consumer mortgage loans held for investment include $383 million and $382 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table provides additional information on our nonaccrual loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest income that would have been recorded if the nonaccrual loans had been current in accordance with contractual terms during the period	$18	$19	$38	$40
Interest income that was recorded on nonaccrual loans and included in interest income during the period	2	3	13	9

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
Modifications for consumer or commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal, accrued interest or other loan covenants. A substantial amount of our modifications involve interest rate reductions on consumer loans which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans' original effective interest rates which generally results in a higher reserve requirement for these loans or in the case of certain secured loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if subsequent performance is in accordance with the new terms and such terms reflect current market rates at the time of restructure, they will no longer be reported as a TDR Loan beginning in the year after restructuring. During the three and six months ended June 30, 2017 and 2016 there were no commercial loans that met this criteria and were removed from TDR Loan classification.
The following table presents information about loans which were modified during the three and six months ended June 30, 2017 and 2016 and as a result of this action became classified as TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Commercial loans:
Business and corporate banking	$24	$190	$24	$304
Global banking	86	—	86	—
Total commercial	110	190	110	304
Consumer loans:
Residential mortgages	10	16	16	43
Home equity mortgages	2	3	4	5
Credit cards	1	1	2	2
Total consumer	13	20	22	50
Total	$123	$210	$132	$354
The weighted-average contractual rate reduction for consumer loans which became classified as TDR Loans during the three and six months ended June 30, 2017 was 1.78 percent and 1.71 percent, respectively, compared with 1.54 percent and 1.68 percent during the three and six months ended June 30, 2016, respectively. The weighted-average contractual rate reduction for commercial loans was not significant in either the number of loans or rate.

HSBC USA Inc.

The following table presents information about our TDR Loans and the related allowance for credit losses for TDR Loans:

	June 30, 2017		December 31, 2016
	Carrying Value	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance
	(in millions)
TDR Loans:(1)(2)
Commercial loans:
Real estate, including construction	$31	$33	$32	$33
Business and corporate banking	261	334	300	363
Global banking	198	201	150	152
Total commercial(3)	490	568	482	548
Consumer loans:
Residential mortgages(4)	701	797	708	797
Home equity mortgages(4)	30	63	27	59
Credit cards	4	4	5	5
Total consumer	735	864	740	861
Total TDR Loans(5)	$1,225	$1,432	$1,222	$1,409
Allowance for credit losses for TDR Loans:(6)
Commercial loans:
Real estate, including construction	$6		$—
Business and corporate banking	31		37
Global banking	39		—
Total commercial	76		37
Consumer loans:
Residential mortgages	7		9
Home equity mortgages	1		1
Credit cards	1		1
Total consumer	9		11
Total allowance for credit losses for TDR Loans	$85		$48

(1)
TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDR Loans which totaled $444 million and $571 million at June 30, 2017 and December 31, 2016, respectively.

(2)
The carrying value of TDR Loans includes basis adjustments on the loans, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

(3)	Additional commitments to lend to commercial borrowers whose loans have been modified in TDR Loans totaled $237 million and $184 million at June 30, 2017 and December 31, 2016, respectively.

(4)
At June 30, 2017 and December 31, 2016, the carrying value of consumer mortgage TDR Loans held for investment includes $670 million and $672 million, respectively, of loans that are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	At June 30, 2017 and December 31, 2016, the carrying value of TDR Loans includes $630 million and $645 million, respectively, of loans which are classified as nonaccrual.

(6)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents information about average TDR Loans and interest income recognized on TDR Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Real estate, including construction	$31	$87	$31	$89
Business and corporate banking	265	326	277	268
Global banking	143	107	145	111
Total commercial	439	520	453	468
Consumer loans:
Residential mortgages	708	934	712	990
Home equity mortgages	30	25	29	24
Credit cards	4	5	4	5
Total consumer	742	964	745	1,019
Total average balance of TDR Loans	$1,181	$1,484	$1,198	$1,487
Interest income recognized on TDR Loans:
Commercial loans:
Real estate, including construction	$—	$—	$—	$1
Business and corporate banking	1	3	4	4
Global banking	1	—	1	—
Total commercial	2	3	5	5
Consumer loans:
Residential mortgages	7	9	14	19
Home equity mortgages	1	1	1	1
Total consumer	8	10	15	20
Total interest income recognized on TDR Loans	$10	$13	$20	$25
The following table presents consumer loans which were classified as TDR Loans during the previous 12 months which subsequently became 60 days or greater contractually delinquent during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Consumer loans:
Residential mortgages	$2	$4	$5	$15
Total consumer	$2	$4	$5	$15
During the three and six months ended June 30, 2017 and 2016, there were no commercial TDR Loans which were classified as TDR Loans during the previous 12 months which subsequently became 90 days or greater contractually delinquent.

HSBC USA Inc.

Impaired commercial loans  The following table presents information about impaired commercial loans and the related impairment reserve for impaired commercial loans:

	Amount with Impairment Reserves(1)	Amount without Impairment Reserves(1)	Total Impaired Commercial Loans(1)(2)	Impairment Reserve	Unpaid Principal Balance
	(in millions)
At June 30, 2017
Real estate, including construction	$32	$11	$43	$7	$45
Business and corporate banking	146	138	284	40	346
Global banking	453	148	601	202	616
Other commercial	—	6	6	—	6
Total commercial	$631	$303	$934	$249	$1,013
At December 31, 2016
Real estate, including construction	$2	$41	$43	$1	$45
Business and corporate banking	176	166	342	55	397
Global banking	417	244	661	251	674
Other commercial	1	6	7	1	7
Total commercial	$596	$457	$1,053	$308	$1,123

(1)
Reflects the carrying value of impaired commercial loans and includes basis adjustments on the loans, such as partial charge-offs, unamortized deferred fees and costs on originated loans and any premiums or discounts on purchased loans.

(2)	Includes impaired commercial loans that are also considered TDR Loans which totaled $490 million and $482 million at June 30, 2017 and December 31, 2016, respectively.
The following table presents information about average impaired commercial loans and interest income recognized on impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Average balance of impaired commercial loans:
Real estate, including construction	$44	$101	$43	$104
Business and corporate banking	304	381	317	326
Global banking	577	342	605	268
Other commercial	7	8	7	7
Total average balance of impaired commercial loans	$932	$832	$972	$705
Interest income recognized on impaired commercial loans:
Real estate, including construction	$—	$—	$—	$1
Business and corporate banking	1	3	5	5
Global banking	1	2	1	2
Total interest income recognized on impaired commercial loans	$2	$5	$6	$8

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:
Criticized loans  Criticized loan classifications presented in the table below are determined by the assignment of various criticized facility grades based on the risk rating standards of our regulator. The following table summarizes criticized commercial loans:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2017
Real estate, including construction	$393	$79	$7	$479
Business and corporate banking	564	676	44	1,284
Global banking	756	2,318	250	3,324
Other commercial	—	6	—	6
Total commercial	$1,713	$3,079	$301	$5,093
At December 31, 2016
Real estate, including construction	$445	$152	$1	$598
Business and corporate banking	597	803	58	1,458
Global banking	899	2,478	298	3,675
Other commercial	—	6	1	7
Total commercial	$1,941	$3,439	$358	$5,738
Nonperforming  The following table summarizes the status of our commercial loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2017
Real estate, including construction	$10,190	$50	$—	$10,240
Business and corporate banking	12,679	188	1	12,868
Global banking	20,510	537	—	21,047
Other commercial	4,433	—	—	4,433
Total commercial	$47,812	$775	$1	$48,588
At December 31, 2016
Real estate, including construction	$10,834	$56	$—	$10,890
Business and corporate banking	13,892	187	1	14,080
Global banking	22,935	546	—	23,481
Other commercial	5,764	1	—	5,765
Total commercial	$53,425	$790	$1	$54,216

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2017
Real estate, including construction	$7,304	$2,936	$10,240
Business and corporate banking	5,940	6,928	12,868
Global banking	13,366	7,681	21,047
Other commercial	3,234	1,199	4,433
Total commercial	$29,844	$18,744	$48,588
At December 31, 2016
Real estate, including construction	$7,857	$3,033	$10,890
Business and corporate banking	6,348	7,732	14,080
Global banking	14,205	9,276	23,481
Other commercial	4,473	1,292	5,765
Total commercial	$32,883	$21,333	$54,216

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.
Consumer Loan Credit Quality Indicators  The following credit quality indicators are utilized for our consumer loan portfolio:
Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale ("delinquency ratio") for our consumer loan portfolio:

	June 30, 2017		December 31, 2016
	Delinquent Loans	Delinquency Ratio	Delinquent Loans	Delinquency Ratio
	(dollars are in millions)
Residential mortgages(1)(2)	$442	2.57%	$765	4.23%
Home equity mortgages(1)(2)	38	2.96	46	3.26
Credit cards	11	1.70	14	2.03
Other consumer	8	1.63	11	2.43
Total consumer	$499	2.54%	$836	4.05%

(1)
At June 30, 2017 and December 31, 2016, consumer mortgage loan delinquency includes $368 million and $711 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell, including $39 million and $358 million, respectively, relating to loans held for sale.

(2)	At June 30, 2017 and December 31, 2016, consumer mortgage loans and loans held for sale include $219 million and $474 million, respectively, of loans that were in the process of foreclosure.

HSBC USA Inc.

Nonperforming  The following table summarizes the status of our consumer loan portfolio, excluding loans held for sale:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2017
Residential mortgages	$16,687	$432	$—	$17,119
Home equity mortgages	1,215	70	—	1,285
Credit cards	639	—	8	647
Other consumer	418	—	6	424
Total consumer	$18,959	$502	$14	$19,475
At December 31, 2016
Residential mortgages	$16,746	$435	$—	$17,181
Home equity mortgages	1,333	75	—	1,408
Credit cards	678	—	10	688
Other consumer	375	—	7	382
Total consumer	$19,132	$510	$17	$19,659
Troubled debt restructurings  See discussion of impaired loans above for further details on this credit quality indicator.
Concentration of Credit Risk  At June 30, 2017 and December 31, 2016, our loan portfolios included interest-only residential mortgage and home equity mortgage loans totaling $3,488 million and $3,589 million, respectively. An interest-only residential mortgage loan allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer's financial position could affect the ability of customers to repay the loan in the future when the principal payments are required which increases the credit risk of this loan type.

HSBC USA Inc.

5.    Allowance for Credit Losses

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2017 and 2016:

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2017
Allowance for credit losses – beginning of period	$92	$266	$470	$15	$24	$17	$31	$6	$921
Provision charged (credited) to income	(9)	(5)	—	—	(8)	(4)	6	(1)	(21)
Charge-offs	(2)	(2)	(45)	(1)	—	(2)	(8)	(1)	(61)
Recoveries	—	2	—	—	4	1	1	1	9
Net (charge-offs) recoveries	(2)	—	(45)	(1)	4	(1)	(7)	—	(52)
Allowance for credit losses – end of period	$81	$261	$425	$14	$20	$12	$30	$5	$848

Three Months Ended June 30, 2016
Allowance for credit losses – beginning of period	$95	$334	$457	$16	$55	$25	$31	$10	$1,023
Provision charged (credited) to income	(3)	5	136	(1)	(7)	(6)	9	1	134
Charge-offs	—	(11)	(78)	—	—	(2)	(8)	(4)	(103)
Recoveries	—	3	—	—	2	2	1	1	9
Net (charge-offs) recoveries	—	(8)	(78)	—	2	—	(7)	(3)	(94)
Allowance for credit losses – end of period	$92	$331	$515	$15	$50	$19	$33	$8	$1,063

Six Months Ended June 30, 2017
Allowance for credit losses – beginning of period	$92	$317	$508	$13	$26	$20	$34	$7	$1,017
Provision charged (credited) to income	(8)	(47)	(39)	2	(8)	(6)	9	(1)	(98)
Charge-offs	(3)	(23)	(45)	(1)	(3)	(4)	(16)	(2)	(97)
Recoveries	—	14	1	—	5	2	3	1	26
Net (charge-offs) recoveries	(3)	(9)	(44)	(1)	2	(2)	(13)	(1)	(71)
Allowance for credit losses – end of period	$81	$261	$425	$14	$20	$12	$30	$5	$848
Ending balance: collectively evaluated for impairment	$74	$221	$223	$14	$13	$11	$29	$5	$590
Ending balance: individually evaluated for impairment	7	40	202	—	7	1	1	—	258
Total allowance for credit losses	$81	$261	$425	$14	$20	$12	$30	$5	$848

Loans:
Collectively evaluated for impairment(2)	$10,197	$12,584	$20,446	$4,427	$16,114	$1,215	$643	$424	$66,050
Individually evaluated for impairment(3)	43	284	601	6	58	3	4	—	999
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	947	67	—	—	1,014
Total loans	$10,240	$12,868	$21,047	$4,433	$17,119	$1,285	$647	$424	$68,063

HSBC USA Inc.

	Commercial				Consumer
	Real Estate, including Construction	Business and Corporate Banking(1)	Global Banking(1)	Other Comm'l	Residential Mortgages	Home Equity Mortgages	Credit Cards	Other Consumer	Total
	(in millions)
Six Months Ended June 30, 2016
Allowance for credit losses – beginning of period	$86	$407	$267	$19	$68	$24	$32	$9	$912
Provision charged (credited) to income	6	(42)	333	(4)	(16)	(3)	14	3	291
Charge-offs	—	(39)	(85)	—	(9)	(5)	(16)	(5)	(159)
Recoveries	—	5	—	—	7	3	3	1	19
Net (charge-offs) recoveries	—	(34)	(85)	—	(2)	(2)	(13)	(4)	(140)
Allowance for credit losses – end of period	$92	$331	$515	$15	$50	$19	$33	$8	$1,063
Ending balance: collectively evaluated for impairment	$90	$228	$268	$14	$22	$18	$32	$8	$680
Ending balance: individually evaluated for impairment	2	103	247	1	28	1	1	—	383
Total allowance for credit losses	$92	$331	$515	$15	$50	$19	$33	$8	$1,063

Loans:
Collectively evaluated for impairment(2)	$10,875	$14,180	$25,036	$8,202	$16,423	$1,433	$663	$421	$77,233
Individually evaluated for impairment(3)	98	456	688	8	188	5	5	—	1,448
Loans carried at lower of amortized cost or fair value less cost to sell	—	—	—	—	1,056	73	—	—	1,129
Total loans	$10,973	$14,636	$25,724	$8,210	$17,667	$1,511	$668	$421	$79,810

(1)
During the fourth quarter of 2016, we transferred certain client relationships from Commercial Banking to Global Banking and Markets as discussed further in Note 13, "Business Segments." As a result, we reclassified $4.4 billion of loans and $27 million of allowance for credit losses from business and corporate banking to global banking at June 30, 2016 to conform with the current year presentation.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 13, "Business Segments," we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates totaling $1,423 million and $5,072 million at June 30, 2017 and 2016, respectively, for which we do not carry an associated allowance for credit losses.

(3)
For consumer loans and certain small business loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans. Loans individually evaluated for impairment exclude TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $670 million and $763 million at June 30, 2017 and 2016, respectively.

HSBC USA Inc.

6. Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Commercial loans:
Real estate, including construction	$—	$17
Global banking	620	827
Total commercial	620	844
Consumer loans:
Residential mortgages	78	890
Home equity mortgages	—	4
Other consumer	67	71
Total consumer	145	965
Total loans held for sale	$765	$1,809
Commercial Loans Commercial loans held for sale primarily consists of certain global banking loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $389 million and $725 million at June 30, 2017 and December 31, 2016, respectively. See Note 9, "Fair Value Option," for additional information.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $231 million and $102 million at June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, we reversed $2 million and $1 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing compared with recording $4 million and $30 million of lower of amortized cost or fair value adjustments associated with the write-down of commercial loans held for sale during the three and six months ended June 30, 2016, respectively.
Consumer Loans As previously disclosed, during the first quarter of 2016, we determined we no longer have the intent to hold for investment certain residential mortgage loans which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies. These loans were largely originated by us prior to the implementation of our Premier strategy. As a result of this decision, during 2016, we transferred residential mortgage loans to held for sale with a total unpaid principal balance of approximately $568 million at the time of transfer. The carrying value of these loans prior to transfer, after considering the fair value of the property less costs to sell, was approximately $473 million, including related escrow advances. During the three and six months ended June 30, 2016, we recorded an initial lower of amortized cost or fair value adjustment of $5 million and $38 million, respectively, associated with newly transferred loans, all of which was attributed to non-credit factors and recorded as a component of other income (loss) in the consolidated statement of income (loss). During both the three and six months ended June 30, 2016, we recorded $6 million of additional lower of amortized cost or fair value adjustment on these loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of a reduction in the estimated pricing on specific pools of loans.
In March 2017, we completed the sale of these residential mortgage loans which had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale to a third party and recognized a loss on sale of approximately $2 million, largely reflecting transaction costs. During the three months ended March 31, 2017, we reversed $5 million of the lower of amortized cost or fair value adjustment previously recorded on these loans as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing.
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

HSBC USA Inc.

During the three and six months ended June 30, 2017, we sold portions of this portfolio of residential mortgage loans with an unpaid principal balance of $24 million (aggregate carrying value of $22 million) and $495 million (aggregate carrying value of $467 million), respectively, at the time of sale to third parties and recognized gains on sale of approximately $1 million and $44 million, respectively, including transaction costs. At June 30, 2017, the carrying amount of the remaining loans in this held for sale portfolio totaled $71 million. During the three and six months ended June 30, 2017, we reversed $3 million and $2 million of the lower of amortized cost or fair value adjustment previously recorded on this portfolio of loans as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing. As we plan to sell the remaining loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage Corporation ("PHH Mortgage"). Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income (loss). Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million and $3 million at June 30, 2017 and December 31, 2016, respectively, which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
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
Valuation Allowances Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $7 million and $57 million at June 30, 2017 and December 31, 2016, respectively. The valuation allowance on commercial loans held for sale was $56 million and $55 million at June 30, 2017 and December 31, 2016, respectively.

7. Goodwill

Goodwill was $1,612 million at both June 30, 2017 and December 31, 2016. Goodwill for these periods reflects accumulated impairment losses of $670 million, which were recognized in prior periods. During the first half of 2017, there were no events or changes in circumstances to indicate that it is more likely than not the fair values of any of our reporting units have reduced below their respective carrying amounts.

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

HSBC USA Inc.

	June 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in millions)
Derivatives accounted for as fair value hedges(1)
OTC-cleared(2)	$102	$404	$142	$341
Bilateral OTC(2)	—	144	—	196
Interest rate contracts	102	548	142	537
Derivatives accounted for as cash flow hedges(1)
Foreign exchange contracts - bilateral OTC(2)	2	—	12	—
OTC-cleared(2)	—	57	6	57
Bilateral OTC(2)	—	93	—	94
Interest rate contracts	—	150	6	151
Total derivatives accounted for as hedges	104	698	160	688
Trading derivatives not accounted for as hedges(3)
Exchange-traded(2)	51	94	35	84
OTC-cleared(2)	9,336	8,355	15,248	14,189
Bilateral OTC(2)	13,146	14,537	16,045	17,480
Interest rate contracts	22,533	22,986	31,328	31,753
Exchange-traded(2)	37	35	24	6
Bilateral OTC(2)	16,996	15,941	24,020	22,645
Foreign exchange contracts	17,033	15,976	24,044	22,651
Equity contracts - bilateral OTC(2)	1,909	1,904	1,658	1,653
Exchange-traded(2)	41	23	81	13
Bilateral OTC(2)	548	486	1,038	867
Precious metals contracts	589	509	1,119	880
OTC-cleared(2)	168	218	227	289
Bilateral OTC(2)	1,036	861	1,291	1,076
Credit contracts	1,204	1,079	1,518	1,365
Other derivatives not accounted for as hedges(1)
OTC-cleared(2)	304	48	287	41
Bilateral OTC(2)	411	147	437	170
Interest rate contracts	715	195	724	211
Foreign exchange contracts - bilateral OTC(2)	—	29	—	31
Equity contracts - bilateral OTC(2)	946	171	672	222
Precious metals contracts - bilateral OTC(2)	—	1	—	—
Credit contracts - bilateral OTC(2)	7	9	32	4
Other contracts - bilateral OTC(2)(4)	6	50	5	14
Total derivatives	45,046	43,607	61,260	59,472
Less: Gross amounts of receivable / payable subject to enforceable master netting agreements(5)(7)	36,789	36,789	51,111	51,111
Less: Gross amounts of cash collateral received / posted subject to enforceable master netting agreements(6)(7)	4,517	3,202	5,145	3,826
Net amounts of derivative assets / liabilities presented in the balance sheet	3,740	3,616	5,004	4,535
Less: Gross amounts of financial instrument collateral received / posted subject to enforceable master netting agreements but not offset in the consolidated balance sheet	874	320	787	1,050
Net amounts of derivative assets / liabilities	$2,866	$3,296	$4,217	$3,485

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

HSBC USA Inc.

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
We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $87 million and $104 million at June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, respectively, we amortized $1 million and $3 million of basis adjustments related to terminated and/or re-designated fair value hedges of our debt compared with $1 million and $3 million during the three and six months ended June 30, 2016, respectively. The total accumulated unamortized basis adjustments related to terminated and-or re-designated fair value hedges amounted to increases in the carrying amount of our debt of $9 million and $12 million at June 30, 2017 and December 31, 2016, respectively.
We recorded basis adjustments for active fair value hedges of available-for-sale ("AFS") securities which increased the carrying amount of the securities by $330 million and $258 million at June 30, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and the hedged items in fair value hedges and their location on the consolidated statement of income (loss):

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Net Ineffective Gain (Loss) Recognized
	Interest Income (Expense)	Other Income (Loss)	Interest Income (Expense)	Other Income (Loss)	Other Income (Loss)
	(in millions)
Three Months Ended June 30, 2017
Interest rate contracts/AFS Securities	$(36)	$(147)	$91	$147	$—
Interest rate contracts/long-term debt	4	32	(68)	(30)	2
Total	$(32)	$(115)	$23	$117	$2

Three Months Ended June 30, 2016
Interest rate contracts/AFS Securities	$(47)	$(397)	$96	$376	$(21)
Interest rate contracts/long-term debt	7	32	(31)	(31)	1
Total	$(40)	$(365)	$65	$345	$(20)

Six Months Ended June 30, 2017
Interest rate contracts/AFS Securities	$(67)	$(61)	$180	$64	$3
Interest rate contracts/long-term debt	12	19	(134)	(16)	3
Total	$(55)	$(42)	$46	$48	$6

Six Months Ended June 30, 2016
Interest rate contracts/AFS Securities	$(95)	$(1,053)	$189	$1,002	$(51)
Interest rate contracts/long-term debt	15	98	(61)	(96)	2
Total	$(80)	$(955)	$128	$906	$(49)

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
At June 30, 2017 and December 31, 2016, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2017, respectively, $3 million and $6 million of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from AOCI compared with losses of $5 million and $9 million during the three and six months ended June 30, 2016, respectively. During the next twelve months, we expect to amortize $16 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the hedging instruments is recognized in interest income.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income (loss):

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2017	2016		2017	2016		2017	2016
	(in millions)
Three Months Ended June 30,
Interest rate contracts	$(9)	$(24)	Interest income (expense)	$(3)	$(5)	Other income (loss)	$—	$—
Total	$(9)	$(24)		$(3)	$(5)		$—	$—

Six Months Ended June 30,
Interest rate contracts	$(11)	$(100)	Interest income (expense)	$(6)	$(9)	Other income (loss)	$—	$—
Total	$(11)	$(100)		$(6)	$(9)		$—	$—
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

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in millions)
Interest rate contracts	Trading revenue	$(177)	$(233)	$(197)	$(510)
Interest rate contracts	Residential mortgage banking revenue (expense)	—	11	—	43
Foreign exchange contracts	Trading revenue	126	131	69	228
Equity contracts	Trading revenue	(2)	3	(1)	3
Precious metals contracts	Trading revenue	51	29	111	29
Credit contracts	Trading revenue	(46)	(25)	(46)	(62)
Total		$(48)	$(84)	$(64)	$(269)
The following table presents information on gains and losses on derivative instruments held for non-qualifying hedging and other activities and their locations on the consolidated statement of income (loss):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in millions)
Interest rate contracts	Gain on instruments designated at fair value and related derivatives	$72	$111	$75	$325
Foreign exchange contracts	Gain on instruments designated at fair value and related derivatives	(6)	8	3	20
Equity contracts	Gain on instruments designated at fair value and related derivatives	161	81	521	32
Credit contracts	Other income (loss)	2	(29)	(30)	(41)
Other contracts(1)	Other income (loss)	$(2)	$—	(2)	—
Total		$227	$171	$567	$336

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.
Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others, which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If our credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand us to post additional collateral. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at June 30, 2017 was $518 million, for which we had posted collateral of $214 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at December 31, 2016 was $586 million, for which we had posted collateral of $581 million. Substantially all of the collateral posted is in the form of cash or securities available-for-sale. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," for further details.

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

	One-notch downgrade	Two-notch downgrade
	(in millions)
Amount of additional collateral to be posted upon downgrade	$40	$46
Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2017	December 31, 2016
	(in millions)
Interest rate:
Futures and forwards	$628,410	$501,635
Swaps	2,206,367	2,142,183
Options written	60,280	74,741
Options purchased	74,272	87,020
	2,969,329	2,805,579
Foreign exchange:
Swaps, futures and forwards	986,358	965,301
Options written	22,651	52,845
Options purchased	23,180	53,260
Spot	37,308	34,565
	1,069,497	1,105,971
Commodities, equities and precious metals:
Swaps, futures and forwards	53,523	49,555
Options written	22,995	19,495
Options purchased	34,763	30,632
	111,281	99,682
Credit derivatives	101,880	123,714
Other contracts(1)	590	184
Total	$4,252,577	$4,135,130

(1)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

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
Loans  We elected to apply FVO accounting to certain commercial syndicated loans which are originated with the intent to sell and certain commercial loans that we purchased from the secondary market and hold as hedges against our exposure to certain total return swaps and include these loans as loans held for sale in the consolidated balance sheet. The election allows us to account for these loans at fair value which is consistent with the manner in which the instruments are managed. Where available, fair value is based on observable market consensus pricing obtained from independent sources, relevant broker quotes or observed market prices of instruments with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayment rates, expected default rates and loss severity discounted at management's estimate of the expected rate of return required by market participants. We also consider loan specific risk mitigating factors such as collateral arrangements in determining the fair value estimate. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. At June 30, 2017 and December 31, 2016, no loans for which the fair value option has been elected were 90 days or more past due or in nonaccrual status.
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
Long-Term Debt (Own Debt Issuances)  We elected to apply FVO accounting for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without having to meet the hedge accounting requirements. The own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instruments. The observed market price of these instruments reflects the effect of changes to our own credit spreads and interest rates. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) in the consolidated statement of income (loss) related to long-term debt designated at fair value are summarized in the table below.
Hybrid Instruments  We elected to apply FVO accounting to all of our hybrid instruments issued, including structured notes and deposits. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments and own credit risk. Cash flows of the hybrid instruments in their entirety, including the embedded derivatives, are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to structured notes are determined with reference to our own debt issuance rates observed in the primary and secondary markets, internal funding rates, and structured note rates in recent executions while the credit spreads applied to structured deposits are determined using market rates currently offered on comparable deposits with similar characteristics and maturities. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) in the consolidated statement of income (loss) related to hybrid instruments designated at fair value are summarized in the table below.

HSBC USA Inc.

The following table summarizes the fair value and unpaid principal balance for items we account for under FVO:

	Fair Value	Unpaid Principal Balance	Fair Value over (under) Unpaid Principal Balance
	(in millions)
At June 30, 2017
Commercial loans held for sale	$389	$398	$(9)
Securities purchased under resale agreements	864	858	6
Securities sold under repurchase agreements	2,818	2,818	—
Fixed rate long-term debt	2,135	1,750	385
Hybrid instruments:
Structured deposits	7,487	7,532	(45)
Structured notes	9,790	9,072	718
At December 31, 2016
Commercial loans held for sale	$725	$728	$(3)
Securities purchased under resale agreements	770	767	3
Securities sold under repurchase agreements	2,672	2,670	2
Fixed rate long-term debt	2,012	1,750	262
Hybrid instruments:
Structured deposits	7,526	7,881	(355)
Structured notes	8,372	8,067	305

HSBC USA Inc.

Components of Gain (loss) on Instruments at Fair Value and Related Derivatives  The following table summarizes the components of gain on instruments designated at fair value and related derivatives reflected in the consolidated statement of income (loss) for the three and six months ended June 30, 2017 and 2016:

	Loans	Securities Purchased Under Resale Agreements	Securities Sold Under Repurchase Agreements	Long-Term Debt	Hybrid Instruments	Total
	(in millions)
Three Months Ended June 30, 2017
Interest rate and other components(1)	$—	$1	$2	$(26)	$(204)	$(227)
Credit risk component(2)	(1)	—	—	—	—	(1)
Total mark-to-market on financial instruments designated at fair value	(1)	1	2	(26)	(204)	(228)
Mark-to-market on the related derivatives	—	—	—	17	196	213
Net realized gain on the related long-term debt derivatives	—	—	—	14	—	14
Gain (loss) on instruments designated at fair value and related derivatives	$(1)	$1	$2	$5	$(8)	$(1)

Three Months Ended June 30, 2016
Interest rate and other components(1)	$—	$—	$(4)	$(70)	$(128)	$(202)
Credit risk component	3	—	—	(41)	2	(36)
Total mark-to-market on financial instruments designated at fair value	3	—	(4)	(111)	(126)	(238)
Mark-to-market on the related derivatives	—	—	—	67	117	184
Net realized gain on the related long-term debt derivatives	—	—	—	16	—	16
Gain (loss) on instruments designated at fair value and related derivatives	$3	$—	$(4)	$(28)	$(9)	$(38)

Six Months Ended June 30, 2017
Interest rate and other components(1)	$—	$7	$3	$(7)	$(567)	$(564)
Credit risk component(2)	(2)	—	—	—	—	(2)
Total mark-to-market on financial instruments designated at fair value	(2)	7	3	(7)	(567)	(566)
Mark-to-market on the related derivatives	—	—	—	(7)	577	570
Net realized gain on the related long-term debt derivatives	—	—	—	29	—	29
Gain (loss) on instruments designated at fair value and related derivatives	$(2)	$7	$3	$15	$10	$33

Six Months Ended June 30, 2016
Interest rate and other components(1)	$—	$5	$1	$(197)	$(162)	$(353)
Credit risk component	—	—	—	108	46	154
Total mark-to-market on financial instruments designated at fair value	—	5	1	(89)	(116)	(199)
Mark-to-market on the related derivatives	—	—	—	194	151	345
Net realized gain on the related long-term debt derivatives	—	—	—	32	—	32
Gain (loss) on instruments designated at fair value and related derivatives	$—	$5	$1	$137	$35	$178

(1)	As it relates to hybrid instruments, interest rate and other components primarily includes interest rate, foreign exchange and equity contract risks.

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

HSBC USA Inc.

10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain items that are reported directly within a separate component of equity. The following table presents changes in accumulated other comprehensive income (loss) balances:

Three Months Ended June 30,	2017	2016
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(354)	$44
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $70 million and $135 million, respectively	118	223
Reclassification adjustment for gains realized in net income, net of tax of $(7) million and $(13) million, respectively(1)	(12)	(23)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $2 million and $4 million, respectively(2)	4	8
Total other comprehensive income for period	110	208
Balance at end of period	(244)	252
Unrealized gains (losses) on fair value option liabilities attributable to credit spread:
Balance at beginning of period	95	—
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(6) million	(9)	—
Total other comprehensive loss for period	(9)	—
Balance at end of period	86	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(156)	(215)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(3) million and $(10) million, respectively	(5)	(14)
Reclassification adjustment for losses realized in net income, net of tax of $1 million and $2 million, respectively(3)	2	3
Total other comprehensive loss for period	(3)	(11)
Balance at end of period	(159)	(226)
Pension and postretirement benefit liability:
Balance at beginning and end of period	—	(3)
Total accumulated other comprehensive income (loss) at end of period	$(317)	$23

HSBC USA Inc.

Six Months Ended June 30,	2017	2016
	(in millions)
Unrealized gains (losses) on investment securities:
Balance at beginning of period	$(461)	$(234)
Other comprehensive income (loss) for period:
Net unrealized gains arising during period, net of tax of $134 million and $308 million, respectively	224	515
Reclassification adjustment for gains realized in net income, net of tax of $(9) million and $(24) million, respectively(1)	(15)	(41)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity realized in net income, net of tax of $5 million and $7 million, respectively(2)	8	12
Total other comprehensive income for period	217	486
Balance at end of period	(244)	252
Unrealized gains (losses) on fair value option liabilities attributable to credit spread:
Balance at beginning of period, as previously reported	—	—
Cumulative effect adjustment to initially apply new accounting guidance for financial liabilities measured under the fair value option, net of tax of $103 million(4)	174	—
Balance at beginning of period, adjusted	174	—
Other comprehensive income (loss) for period:
Net unrealized losses arising during the period, net of tax of $(52) million	(88)	—
Total other comprehensive loss for period	(88)	—
Balance at end of period	86	—
Unrealized gains (losses) on derivatives designated as cash flow hedges:
Balance at beginning of period	(157)	(170)
Other comprehensive income (loss) for period:
Net unrealized losses arising during period, net of tax of $(4) million and $(38) million, respectively	(6)	(62)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $3 million, respectively(3)	4	6
Total other comprehensive loss for period	(2)	(56)
Balance at end of period	(159)	(226)
Pension and postretirement benefit liability:
Balance at beginning and end of period	—	(3)
Total accumulated other comprehensive income (loss) at end of period	$(317)	$23

(1)	Amount reclassified to net income is included in other securities gains, net in our consolidated statement of income (loss).

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

(3)	Amount reclassified to net income is included in interest income (expense) in our consolidated statement of income (loss).

(4)	See Note 19, "New Accounting Pronouncements," for additional discussion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest cost on projected benefit obligation	$18	$17	$36	$35
Expected return on plan assets	(22)	(22)	(43)	(42)
Amortization of net actuarial loss	8	9	18	19
Administrative costs	1	2	2	3
Pension expense	$5	$6	$13	$15
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest cost on accumulated benefit obligation	$—	$—	$1	$1
Net periodic postretirement benefit cost	$—	$—	$1	$1

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

	June 30, 2017	December 31, 2016
	(in millions)
Assets:
Cash and due from banks	$142	$364
Interest bearing deposits with banks	844	980
Securities purchased under agreements to resell(1)	—	949
Trading assets	41	74
Loans	1,423	3,274
Other(2)	576	291
Total assets	$3,026	$5,932
Liabilities:
Deposits	$13,303	$23,999
Trading liabilities	861	510
Short-term borrowings	1,721	2,148
Long-term debt	4,837	4,834
Other(2)	250	247
Total liabilities	$20,972	$31,738

(1)	Reflects overnight purchases of U.S. Treasury securities which HSBC Securities (USA) Inc. ("HSI") agreed to repurchase.

(2)	Other assets and other liabilities primarily consist of derivative balances associated with hedging activities and other miscellaneous account receivables and payables.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Income/(Expense):
Interest income	$11	$30	$35	$60
Interest expense	(70)	(35)	(136)	(64)
Net interest income (expense)	(59)	(5)	(101)	(4)
Trading revenue (expense)	(891)	956	(806)	799
Servicing and other fees from HSBC affiliates:
HSBC Bank plc	21	26	45	48
HSBC Finance Corporation	3	8	37	21
HSBC Markets (USA) Inc. ("HMUS")	5	4	10	10
Other HSBC affiliates	23	13	42	26
Total servicing and other fees from HSBC affiliates	52	51	134	105
Gain on instruments designated at fair value and related derivatives	164	79	524	35
Support services from HSBC affiliates:
HMUS	(12)	(55)	(24)	(108)
HSBC Technology & Services (USA) ("HTSU")	(293)	(253)	(578)	(482)
Other HSBC affiliates	(50)	(47)	(92)	(85)
Total support services from HSBC affiliates	(355)	(355)	(694)	(675)
Stock based compensation expense(1)	(11)	(11)	(18)	(17)

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

Funding Arrangements with HSBC Affiliates:
We use HSBC affiliates to fund a portion of our borrowing and liquidity needs. At June 30, 2017 and December 31, 2016, long-term debt with affiliates reflected $4.9 billion of floating rate borrowings from HSBC North America. The outstanding balances include $2.0 billion of senior debt which matures in August 2021, $0.9 billion of subordinated debt which matures in May 2025 and $2.0 billion of senior debt which matures in August 2026.
At June 30, 2017 and December 31, 2016, we had a $150 million uncommitted line of credit with HSBC North America. There was no outstanding balance under this credit facility at either June 30, 2017 or December 31, 2016.
We have also incurred short-term borrowings with certain affiliates, largely securities sold under repurchase agreements with HSI. In addition, certain affiliates have also placed deposits with us.
Lending and Derivative Related Arrangements Extended to HSBC Affiliates:
At June 30, 2017 and December 31, 2016, we have the following loan balances outstanding with HSBC affiliates:

	June 30, 2017	December 31, 2016
	(in millions)
HSBC Finance Corporation	$—	$2,501
HSBC Markets (USA) Inc. ("HMUS") and subsidiaries	1,192	563
HSBC Mexico S.A.	—	195
Other short-term affiliate lending	231	15
Total loans	$1,423	$3,274
HSBC Finance Corporation We have extended a $5.0 billion, 364-day uncommitted unsecured revolving credit agreement to HSBC Finance which expires during the fourth quarter of 2017. The credit agreement allows for borrowings with maturities of up to 5 years. During the first quarter of 2017, HSBC Finance prepaid the $2.5 billion that was outstanding under this credit agreement, including loan prepayment fees of $28 million which are included in servicing and other fees from HSBC affiliates.

HSBC USA Inc.

HMUS and subsidiaries We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $5.9 billion at both June 30, 2017 and December 31, 2016, of which $1.2 billion and $0.6 billion, respectively, was outstanding. The maturities of the outstanding balances range from overnight to six months. Each borrowing is re-evaluated prior to its maturity date and either extended or allowed to mature.
HSBC Mexico S.A. We have extended an uncommitted line of credit to HSBC Mexico S.A. in the amount of $1.2 billion at both June 30, 2017 and December 31, 2016, of which $195 million was outstanding at December 31, 2016. During the second quarter of 2017, this amount was repaid in full.
We have extended lines of credit to various other HSBC affiliates totaling $1.9 billion which did not have any outstanding balances at either June 30, 2017 and December 31, 2016.
Other short-term affiliate lending In addition to loans and lines extended to affiliates discussed above, from time to time we may extend loans to affiliates which are generally short term in nature. At June 30, 2017 and December 31, 2016, there were $231 million and $15 million, respectively, of these loans outstanding.
As part of a global HSBC strategy to offset interest rate or other market risks associated with certain securities, debt issues and derivative contracts with unaffiliated third parties, we routinely enter into derivative transactions with HSBC Finance, HSBC Bank plc and other HSBC affiliates. The notional value of derivative contracts related to these transactions was approximately $788.1 billion and $878.5 billion at June 30, 2017 and December 31, 2016, respectively. The net credit exposure (defined as the net fair value of derivative assets and liabilities, including any collateral received) related to the contracts was approximately $45 million and $29 million at June 30, 2017 and December 31, 2016, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.
Services Provided Between HSBC Affiliates:
Under multiple service level agreements, we provide services to and receive services from various HSBC affiliates. The following summarizes these activities:

•
Servicing activities for residential mortgage loans across North America are performed both by us and HSBC Finance. As a result, we receive servicing fees from HSBC Finance for services performed on their behalf and pay servicing fees to HSBC Finance for services performed on our behalf. The fees we receive from HSBC Finance are reported in servicing and other fees from HSBC affiliates. Fees we pay to HSBC Finance are reported in support services from HSBC affiliates. This includes fees paid for the servicing of residential mortgage loans (with a carrying amount of $71 million and $558 million at June 30, 2017 and December 31, 2016, respectively) that we purchased from HSBC Finance in 2003 and 2004. During 2016, we transferred these residential mortgage loans to held for sale. See Note 6, "Loans Held for Sale," for additional information.

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

Other Transactions with HSBC Affiliates
We received revenue from our affiliates for rent on certain office space, which has been recorded as a component of support services from HSBC affiliates. Rental revenue from our affiliates totaled $15 million and $28 million during the three and six months ended June 30, 2017, respectively, compared with $15 million and $31 million during the three and six months ended June 30, 2016, respectively.
At both June 30, 2017 and December 31, 2016, we had $1,265 million of non-cumulative preferred stock issued and outstanding to HSBC North America. See Note 17, "Preferred Stock," in our 2016 Form 10-K for additional information.

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
The following table summarizes the impact on reported segment total assets, total deposits and profit before tax as of and for the three and six months ended June 30, 2016:

2016
(in millions)
Increase (decrease) in segment profit before tax during the three months ended June 30:
RBWM	$(3)
CMB	2
GB&M	(73)
PB	—
CC (as compared with previously reported Other)	74

Increase (decrease) in segment profit before tax during the six months ended June 30:
RBWM	$—
CMB	6
GB&M	(81)
PB	—
CC (as compared with previously reported Other)	75

Increase (decrease) in segment total assets at June 30:
RBWM	$(645)
CMB	—
GB&M	(109,974)
PB	—
CC (as compared with previously reported Other)	110,619

Increase (decrease) in segment total deposits at June 30:
RBWM	$—
CMB	—
GB&M	(8,444)
PB	—
CC (as compared with previously reported Other)	8,444
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
During the first quarter of 2017, we adopted new accounting guidance under the Group Reporting Basis which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit in other comprehensive income consistent with the new accounting guidance also adopted under U.S. GAAP. The adoption of this guidance did not require periods prior to 2017 to be restated. During the three and six months ended June 30, 2016, total other revenues under the Group Reporting Basis included a loss of $41 million and a gain of $108 million, respectively, from the change in fair value of our own debt attributable to credit spread for which we have elected fair value option accounting.
There have been no additional changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2016 Form 10-K.
A summary of differences between U.S. GAAP and the Group Reporting Basis as they impact our results are presented in Note 22, "Business Segments," in our 2016 Form 10-K. Other than the changes discussed below, there have been no other significant changes since December 31, 2016 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
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
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in April 2010 resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.
The following table summarizes the results for each segment on a Group Reporting Basis, as well as provides a reconciliation of total results under the Group Reporting Basis to U.S. GAAP consolidated totals:

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB(3)	GB&M(3)	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2017
Net interest income(1)	$221	$181	$156	$56	$(7)	$—	$607	$(16)	$(9)	$582
Other operating income	225	52	153	21	78	—	529	(11)	11	529
Total operating income	446	233	309	77	71	—	1,136	(27)	2	1,111
Loan impairment charges	(3)	(5)	(2)	1	—	—	(9)	(21)	9	(21)
	449	238	311	76	71	—	1,145	(6)	(7)	1,132
Operating expenses(2)	274	141	232	63	125	—	835	(8)	(7)	820
Profit (loss) before income tax expense	$175	$97	$79	$13	$(54)	$—	$310	$2	$—	$312

Three Months Ended June 30, 2016
Net interest income(1)	$205	$185	$158	$49	$46	$—	$643	$(22)	$17	$638
Other operating income	71	55	155	22	22	—	325	(14)	(18)	293
Total operating income	276	240	313	71	68	—	968	(36)	(1)	931
Loan impairment charges	13	19	149	—	(4)	—	177	(19)	(24)	134
	263	221	164	71	72	—	791	(17)	23	797
Operating expenses(2)	262	153	246	59	85	—	805	(5)	23	823
Profit (loss) before income tax expense	$1	$68	$(82)	$12	$(13)	$—	$(14)	$(12)	$—	$(26)

HSBC USA Inc.

	Group Reporting Basis Consolidated Amounts
	RBWM	CMB(3)	GB&M(3)	PB	CC	Adjustments/ Reconciling Items	Total	Group Reporting Basis Adjustments(4)	Group Reporting Basis Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Six Months Ended June 30, 2017
Net interest income(1)	$434	$361	$308	$109	$1	$—	$1,213	$(29)	$(5)	$1,179
Other operating income	362	104	274	42	172	—	954	129	7	1,090
Total operating income	796	465	582	151	173	—	2,167	100	2	2,269
Loan impairment charges	6	(41)	(37)	3	(1)	—	(70)	(48)	20	(98)
	790	506	619	148	174	—	2,237	148	(18)	2,367
Operating expenses(2)	549	280	435	124	235	—	1,623	2	(18)	1,607
Profit (loss) before income tax expense	$241	$226	$184	$24	$(61)	$—	$614	$146	$—	$760
Balances at end of period:
Total assets	$18,960	$23,515	$80,426	$8,131	$97,950	$—	$228,982	$(35,632)	$—	$193,350
Total loans, net	16,709	22,335	19,805	6,354	3,292	—	68,495	(1,035)	(245)	67,215
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	34,868	20,799	20,920	10,262	7,572	—	94,421	(3,849)	26,571	117,143

Six Months Ended June 30, 2016
Net interest income(1)	$407	$375	$307	$100	$90	$(2)	$1,277	$(41)	$56	$1,292
Other operating income	145	117	415	45	175	2	899	(84)	(60)	755
Total operating income	552	492	722	145	265	—	2,176	(125)	(4)	2,047
Loan impairment charges	27	31	354	(1)	(2)	—	409	(88)	(30)	291
	525	461	368	146	267	—	1,767	(37)	26	1,756
Operating expenses(2)	515	300	469	117	133	—	1,534	(11)	26	1,549
Profit (loss) before income tax expense	$10	$161	$(101)	$29	$134	$—	$233	$(26)	$—	$207
Balances at end of period:
Total assets	$20,254	$25,882	$97,092	$8,244	$111,111	$—	$262,583	$(51,717)	$7	$210,873
Total loans, net	17,151	24,667	24,980	6,555	1,805	—	75,158	(192)	3,781	78,747
Goodwill	581	358	—	325	—	—	1,264	348	—	1,612
Total deposits	31,854	20,843	22,991	13,670	8,444	—	97,802	(4,994)	40,011	132,819

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

(3)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $22 million and $44 million of profit before tax from the CMB segment to the GB&M segment during the three and six months ended June 30, 2016, respectively, to conform with the current year presentation. In addition, we reclassified $4,358 million of loans and $2,842 million of deposits from the CMB segment to the GB&M segment at June 30, 2016.

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
HSBC Bank USA is also required to maintain reserve balances either in the form of vault cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. At June 30, 2017 and December 31, 2016, HSBC Bank USA was required to maintain $3,208 million and $3,139 million, respectively, of reserve balances with the Federal Reserve Bank.
The following table summarizes the capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with banking regulations in effect at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Ratio(1)		Actual Ratio
	(dollars are in millions)
Common equity Tier 1 ratio:
HSBC USA	$18,160	4.5%	(2)	15.3%	$17,544	4.5%	(2)	13.7%
HSBC Bank USA	19,975	6.5		17.0	19,577	6.5		15.7
Tier 1 capital ratio:
HSBC USA	19,404	6.0		16.3	18,640	6.0		14.5
HSBC Bank USA	22,448	8.0		19.1	21,971	8.0		17.6
Total capital ratio:
HSBC USA	23,707	10.0		19.9	23,549	10.0		18.3
HSBC Bank USA	26,610	10.0		22.7	26,325	10.0		21.1
Tier 1 leverage ratio:
HSBC USA	19,404	4.0	(2)	9.6	18,640	4.0	(2)	9.2
HSBC Bank USA	22,448	5.0		11.2	21,971	5.0		11.1
Risk-weighted assets:
HSBC USA	118,913				128,482
HSBC Bank USA	117,336				124,666
Adjusted quarterly average assets:(3)
HSBC USA	202,534				203,000
HSBC Bank USA	200,427				197,944

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

(3)
Represents the Tier 1 leverage ratio denominator which reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended June 30, 2017 and December 31, 2016, respectively.

In 2013, U.S. banking regulators issued a final rule implementing the Basel III capital framework in the U.S. ("the Basel III final rule") which, for banking organizations such as HSBC North America and HSBC Bank USA, became effective in 2014 with certain provisions being phased in over time through the beginning of 2019. As a result, the capital ratios in the table above are reported in accordance with the Basel III transition rules within the final rule. In addition, risk-weighted assets in the table above are calculated using the Basel III Standardized Approach.

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
Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs at June 30, 2017 and December 31, 2016 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

	June 30, 2017		December 31, 2016
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Other assets	$209	$—	$231	$—
Long-term debt	—	73	—	79
Interest, taxes and other liabilities	—	55	—	60
Total	$209	$128	$231	$139
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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. The following table provides additional information on these unconsolidated VIEs, including the variable interests held by us and our maximum exposure to loss arising from our involvements in these VIEs, at June 30, 2017 and December 31, 2016:

	Total Assets Held by Unconsolidated VIEs	Carrying Value of Variable Interests Held Reported as		Maximum Exposure to Loss
		Assets	Liabilities
	(in millions)
At June 30, 2017
Structured note vehicles	$3,018	$1,803	$5	$3,013
Limited partnership investments	1,516	382	265	382
Refinancing SPE	463	290	—	290
Total	$4,997	$2,475	$270	$3,685
At December 31, 2016
Structured note vehicles	$5,908	$2,888	$7	$5,896
Limited partnership investments	1,853	427	227	427
Refinancing SPE	659	353	—	353
Total	$8,420	$3,668	$234	$6,676
Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.
Structured note vehicles  We provide derivatives, such as interest rate and currency swaps, to structured note vehicles and, in certain instances, invest in the vehicles' debt instruments. We hold variable interests in these structured note vehicles in the form of total return swaps under which we take on the risks and benefits of the structured notes they issue. The same risks and benefits are passed on to third party entities through back-end total return swaps. We earn a spread for facilitating the transaction. Since we do not have the power to direct the activities of the VIE and are not the primary beneficiary, we do not consolidate them. Our maximum exposure to loss is the notional amount of the derivatives wrapping the structured notes. The maximum exposure to loss of $3,013 million at June 30, 2017 will occur in the unlikely scenario where the value of the structured notes is reduced to zero and, at the same time, the counterparty of the back-end swap defaults with zero recovery. In certain instances, we hold credit default swaps with the structured note vehicles under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the vehicles assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests. We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet.
During the second quarter of 2017, one of the structured note vehicles was unwound and our investment in the structured note vehicle along with any related derivatives were terminated. As a result, we recognized a gain of approximately $11 million, largely reflecting a make-whole payment provided by a third party guarantor of the investment. At the time of unwind, our investment in the structured note vehicle had a total carrying value of $1,081 million, which was recorded in trading assets on the consolidated balance sheet.
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

HSBC USA Inc.

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
The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements at June 30, 2017 and December 31, 2016. Following the table is a description of the various arrangements.

	June 30, 2017		December 31, 2016
	Carrying Value	Notional / Maximum Exposure to Loss	Carrying Value	Notional / Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(358)	$48,783	$(627)	$58,329
Financial standby letters of credit, net of participations(2)(3)	—	4,961	—	5,423
Performance standby letters of credit, net of participations(2)(3)	—	2,995	—	2,969
Total	$(358)	$56,739	$(627)	$66,721

(1)	Includes $29,610 million and $29,999 million of notional issued for the benefit of HSBC affiliates at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $1,340 million and $1,315 million of both financial and performance standby letters of credit issued for the benefit of HSBC affiliates at June 30, 2017 and December 31, 2016, respectively.

(3)	For standby letters of credit, maximum loss represents losses to be recognized assuming the letters of credit have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.
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

HSBC USA Inc.

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
We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying / Fair Value	Notional	Carrying / Fair Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(358)	$48,783	$(627)	$58,329
Buy-protection credit derivative positions	529	53,097	845	65,385
Net position(1)	$171	$4,314	$218	$7,056

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a client and is a guarantee that the client will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the client fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the client is required to perform some non-financial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the client's contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. At June 30, 2017, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $4,961 million and $2,995 million, respectively. At December 31, 2016, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees (net of participations) were $5,423 million and $2,969 million, respectively.
The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the client's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit amounting to $49 million at both June 30, 2017 and December 31, 2016, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $23 million and $39 million at June 30, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

The following table summarizes the credit ratings related to guarantees including the ratings of counterparties against which we sold credit protection and financial standby letters of credit at June 30, 2017 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
		(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name credit default swaps ("CDS")	2.6	$27,946	$13,036	$40,982
Structured CDS	0.5	836	49	885
Index credit derivatives	4.0	2,673	2,651	5,324
Total return swaps	1.5	1,312	280	1,592
Subtotal		32,767	16,016	48,783
Standby Letters of Credit(2)	1.2	5,115	2,841	7,956
Total		$37,882	$18,857	$56,739

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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
Non Credit-Risk Related Guarantees and Other Arrangements
Visa covered litigation  In 2008, we received Class B Shares as part of Visa's initial public offering ("IPO"). Pursuant to the IPO, we, along with all the other Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigation. The Class B Shares are not eligible to be converted into publicly traded Class A Shares until settlement of the covered litigation as described in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K. Accordingly, the Class B Shares are considered restricted and are only transferable under limited circumstances, which include transfers to other Class B shareholders. As discussed further below, during the first half of 2017, we completed the sale of substantially all of our remaining Visa Class B Shares to a third party.
During the first and second quarters of 2017, we sold 1,161,897 and 1,230,039, respectively, of Visa Class B Shares. These sales resulted in net pre-tax gains of approximately $166 million and $312 million during the three and six months ended June 30, 2017, respectively. During the fourth quarter of 2016, we sold 638,219 Visa Class B Shares resulting in a net pre-tax gain of approximately $71 million. The net pre-tax gains associated with these sales were recorded as a component of other income (loss) in the consolidated statement of income (loss). Under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. These swaps had a carrying value of $50 million (of which $35 million related to the sales during the first half of 2017) and $14 million at June 30, 2017 and December 31, 2016, respectively. The swap agreements we entered into with the purchaser requires us to (a) make periodic fixed payments, calculated by reference to the market price of Class A Shares and (b) make or receive payments based on subsequent changes in the conversion rate of Class B Shares into Class A Shares. The payments under the derivative will continue until the Class B Shares are able to be converted into Class A Shares. The fair value of the swap agreements is estimated using a discounted cash flow methodology and is dependent upon the final resolution of the related litigation. Changes in fair value between periods are recognized in other income (loss).

HSBC USA Inc.

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
In estimating our repurchase liability arising from breaches of representations and warranties, we consider historical losses on residual risks not covered by settlement agreements adjusted for any risk factors not captured in the historical losses as well as the level of outstanding repurchase demands received. Outstanding repurchase demands received totaled $3 million and $6 million June 30, 2017 and December 31, 2016, respectively.
The following table summarizes the change in our estimated repurchase liability during the three and six months ended June 30, 2017 and 2016 for obligations arising from the breach of representations and warranties associated with mortgage loans sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Balance at beginning of period	$11	$16	$12	$17
Increase (decrease) in liability recorded through earnings	(1)	(3)	(1)	(3)
Realized losses	1	—	—	(1)
Balance at end of period	$11	$13	$11	$13
Our repurchase liability of $11 million at June 30, 2017 represents our best estimate of the loss that has been incurred, including interest, arising from breaches of representations and warranties associated with mortgage loans sold. Because the level of mortgage loan repurchase losses is dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. We continue to evaluate our methods of determining the best estimate of loss based on recent trends. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability is between zero and $25 million at June 30, 2017. This estimated range of reasonably possible losses was determined based upon modifying the assumptions utilized in our best estimate of probable losses to reflect what we believe to be reasonably possible adverse assumptions.
Securitization Activity  In addition to the repurchase risk described above, we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSI. In this regard, we began acquiring residential mortgage loans in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI's whole loan securitization program which was discontinued in 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. See "Mortgage Securitization Matters" in Note
27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2017 for additional discussion of related exposure. There have been no significant changes with regards to this exposure since March 31, 2017. The outstanding principal balance on these loans was approximately $4.4 billion and $4.6 billion at June 30, 2017 and December 31, 2016, respectively.

HSBC USA Inc.

Pledged Assets
Pledged assets included in the consolidated balance sheet consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Interest bearing deposits with banks	$3,471	$3,034
Trading assets(1)	3,889	2,772
Securities available-for-sale(2)	9,943	7,503
Securities held-to-maturity	2,299	2,551
Loans(3)	18,974	18,260
Other assets(4)	1,929	1,958
Total	$40,505	$36,078

(1)	Trading assets are primarily pledged against liabilities associated with repurchase agreements.

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
Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that could be sold or repledged was $3,680 million and $892 million at June 30, 2017 and December 31, 2016, respectively. The fair value of trading assets that could be sold or repledged was $3,889 million and $2,772 million at June 30, 2017 and December 31, 2016, respectively.
The fair value of collateral we accepted under security resale agreements but not reported on the consolidated balance sheet was $25,969 million and $30,784 million at June 30, 2017 and December 31, 2016, respectively, discussed further below. Of this collateral, $23,329 million and $29,835 million could be sold or repledged at June 30, 2017 and December 31, 2016, respectively, of which $7,373 million and $769 million, respectively, had been sold or repledged as collateral under repurchase agreements or to cover short sales.
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

HSBC USA Inc.

The following table provides information about resale and repurchase agreements that are subject to offset at June 30, 2017 and December 31, 2016:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet	Financial Instruments(2)	Cash Collateral Received / Pledged	Net Amount(3)
	(in millions)
At June 30, 2017
Assets:
Securities purchased under resale agreements	$25,969	$7,383	$18,586	$18,552	$—	$34
Liabilities:
Securities sold under repurchase agreements	$14,942	$7,383	$7,559	$7,535	$—	$24

At December 31, 2016
Assets:
Securities purchased under resale agreements	$30,784	$761	$30,023	$29,945	$—	$78
Liabilities:
Securities sold under repurchase agreements	$4,433	$761	$3,672	$3,661	$—	$11

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
The following table provides the class of collateral pledged and remaining contractual maturity of repurchase agreements accounted for as secured borrowings at June 30, 2017 and December 31, 2016:

	Overnight and Continuous	Up to 30 Days	31 to 90 Days	91 Days to One Year	Greater Than One Year	Total
	(in millions)
At June 30, 2017
U.S. Treasury, U.S. Government agency and sponsored entity securities	$6,493	$4,003	$1,145	$1,784	$1,517	$14,942

At December 31, 2016
U.S. Treasury, U.S. Government agency and sponsored entity securities	$761	$—	$—	$1,272	$2,400	$4,433

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
The following factors are considered in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

•	collaboration of pricing by referencing to other independent market data such as market transactions and relevant benchmark indices;

•	consistency among different pricing sources;

•	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;

•	the elapsed time between the date to which the market data relates and the measurement date;

•	the source of the fair value information; and

•	whether the security is traded in an active or inactive market.
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
The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2017 and December 31, 2016:

June 30, 2017	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$31,168	$31,168	$992	$30,146	$30
Federal funds sold and securities purchased under agreements to resell	17,722	17,722	—	17,722	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	864	864	—	864	—
Non-derivative trading assets	16,970	16,970	5,081	9,955	1,934
Derivatives	3,740	3,740	11	3,704	25
Securities	45,749	45,793	20,873	24,813	107
Commercial loans, net of allowance for credit losses	47,807	49,561	—	—	49,561
Commercial loans designated under fair value option and held for sale	389	389	—	389	—
Commercial loans held for sale	231	231	—	231	—
Consumer loans, net of allowance for credit losses	19,408	18,734	—	—	18,734
Consumer loans held for sale:
Residential mortgages and home equity mortgages	78	81	—	6	75
Other consumer	67	67	—	—	67
Financial liabilities:
Short-term financial liabilities	$6,094	$6,125	$—	$6,095	$30
Deposits:
Without fixed maturities	100,675	100,675	—	100,675	—
Fixed maturities	8,981	9,001	—	9,001	—
Deposits designated under fair value option	7,487	7,487	—	6,345	1,142
Non-derivative trading liabilities	1,021	1,021	980	41	—
Derivatives	3,616	3,616	13	3,589	14
Short-term borrowings designated under fair value option	2,818	2,818	—	2,818	—
Long-term debt	25,520	26,519	—	26,519	—
Long-term debt designated under fair value option	11,925	11,925	—	11,384	541

HSBC USA Inc.

December 31, 2016	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Short-term financial assets	$21,500	$21,500	$1,235	$20,238	$27
Federal funds sold and securities purchased under agreements to resell	29,253	29,253	—	29,253	—
Federal funds sold and securities purchased under agreements to resell designated under fair value option	770	770	—	770	—
Non-derivative trading assets	12,439	12,439	3,560	5,811	3,068
Derivatives	5,004	5,004	12	4,961	31
Securities	49,719	49,748	25,145	24,498	105
Commercial loans, net of allowance for credit losses	53,286	54,938	—	—	54,938
Commercial loans designated under fair value option and held for sale	725	725	—	725	—
Commercial loans held for sale	119	119	—	119	—
Consumer loans, net of allowance for credit losses	19,572	18,833	—	—	18,833
Consumer loans held for sale:
Residential mortgages and home equity mortgages	894	912	—	9	903
Other consumer	71	71	—	—	71
Financial liabilities:
Short-term financial liabilities	$2,456	$2,489	$—	$2,462	$27
Deposits:
Without fixed maturities	112,009	112,009	—	112,009	—
Fixed maturities	9,713	9,749	—	9,749	—
Deposits designated under fair value option	7,526	7,526	—	6,119	1,407
Non-derivative trading liabilities	1,122	1,122	1,060	62	—
Derivatives	4,535	4,535	8	4,511	16
Short-term borrowings designated under fair value option	2,672	2,672	—	2,672	—
Long-term debt	27,355	28,093	—	28,093	—
Long-term debt designated under fair value option	10,384	10,384	—	9,885	499

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements on a Recurring Basis
June 30, 2017	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$864	$—	$864	$—	$864
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	4,610	234	—	4,844	—	4,844
Collateralized debt obligations	—	—	131	131	—	131
Asset-backed securities:
Residential mortgages	—	81	—	81	—	81
Student loans	—	91	—	91	—	91
Corporate and other domestic debt securities	—	—	1,803	1,803	—	1,803
Debt securities issued by foreign entities	471	1,172	—	1,643	—	1,643
Equity securities	—	12	—	12	—	12
Precious metals trading	—	8,365	—	8,365	—	8,365
Derivatives:(3)
Interest rate contracts	51	23,299	—	23,350	—	23,350
Foreign exchange contracts	37	16,996	2	17,035	—	17,035
Equity contracts	—	2,712	143	2,855	—	2,855
Precious metals contracts	41	548	—	589	—	589
Credit contracts	—	1,061	150	1,211	—	1,211
Other contracts(4)	—	—	6	6	—	6
Derivatives netting	—	—	—	—	(41,306)	(41,306)
Total derivatives	129	44,616	301	45,046	(41,306)	3,740
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	20,873	10,312	—	31,185	—	31,185
Asset-backed securities:
Home equity	—	56	—	56	—	56
Other	—	401	107	508	—	508
Debt securities issued by foreign entities	—	412	—	412	—	412
Equity securities	—	154	—	154	—	154
Loans(5)	—	389	—	389	—	389
Total assets	$26,083	$67,159	$2,342	$95,584	$(41,306)	$54,278
Liabilities:
Domestic deposits(2)	$—	$6,345	$1,142	$7,487	$—	$7,487
Trading liabilities, excluding derivatives	980	41	—	1,021	—	1,021
Derivatives:(3)
Interest rate contracts	94	23,785	—	23,879	—	23,879
Foreign exchange contracts	35	15,968	2	16,005	—	16,005
Equity contracts	—	1,964	111	2,075	—	2,075
Precious metals contracts	23	487	—	510	—	510
Credit contracts	—	1,081	7	1,088	—	1,088
Other contracts(4)	—	—	50	50	—	50
Derivatives netting	—	—	—	—	(39,991)	(39,991)
Total derivatives	152	43,285	170	43,607	(39,991)	3,616
Short-term borrowings(2)	—	2,818	—	2,818	—	2,818
Long-term debt(2)	—	11,384	541	11,925	—	11,925
Total liabilities	$1,132	$63,873	$1,853	$66,858	$(39,991)	$26,867

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
December 31, 2016	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Securities purchased under agreements to resell(2)	$—	$770	$—	$770	$—	$770
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3,560	246	—	3,806	—	3,806
Collateralized debt obligations	—	—	184	184	—	184
Asset-backed securities:
Residential mortgages	—	96	—	96	—	96
Student loans	—	85	—	85	—	85
Corporate and other domestic debt securities	—	—	2,884	2,884	—	2,884
Debt securities issued by foreign entities	—	3,597	—	3,597	—	3,597
Equity securities	—	15	—	15	—	15
Precious metals trading	—	1,772	—	1,772	—	1,772
Derivatives:(3)
Interest rate contracts	36	32,163	1	32,200	—	32,200
Foreign exchange contracts	24	24,014	18	24,056	—	24,056
Equity contracts	—	2,171	159	2,330	—	2,330
Precious metals contracts	81	1,038	—	1,119	—	1,119
Credit contracts	—	1,342	208	1,550	—	1,550
Other contracts(4)	—	—	5	5	—	5
Derivatives netting	—	—	—	—	(56,256)	(56,256)
Total derivatives	141	60,728	391	61,260	(56,256)	5,004
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,145	10,924	—	36,069	—	36,069
Asset-backed securities:
Home equity	—	61	—	61	—	61
Other	—	—	105	105	—	105
Debt securities issued by foreign entities	—	521	—	521	—	521
Equity securities	—	154	—	154	—	154
Loans(5)	—	725	—	725	—	725
Total assets	$28,846	$79,694	$3,564	$112,104	$(56,256)	$55,848
Liabilities:
Domestic deposits(2)	$—	$6,119	$1,407	$7,526	$—	$7,526
Trading liabilities, excluding derivatives	1,060	62	—	1,122	—	1,122
Derivatives:(3)
Interest rate contracts	84	32,568	—	32,652	—	32,652
Foreign exchange contracts	6	22,658	18	22,682	—	22,682
Equity contracts	—	1,714	161	1,875	—	1,875
Precious metals contracts	13	867	—	880	—	880
Credit contracts	—	1,354	15	1,369	—	1,369
Other contracts(4)	—	—	14	14	—	14
Derivatives netting	—	—	—	—	(54,937)	(54,937)
Total derivatives	103	59,161	208	59,472	(54,937)	4,535
Short-term borrowings(2)	—	2,672	—	2,672	—	2,672
Long-term debt(2)	—	9,885	499	10,384	—	10,384
Total liabilities	$1,163	$77,899	$2,114	$81,176	$(54,937)	$26,239

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	See Note 9, "Fair Value Option," for additional information.

(3)
Includes trading derivative assets of $3,222 million and $4,411 million and trading derivative liabilities of $3,188 million and $3,786 million at June 30, 2017 and December 31, 2016, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Consists of swap agreements entered into in conjunction with the sales of certain Visa Class B Shares.

(5)	Includes certain commercial loans held for sale which we have elected to apply the fair value option. See Note 6, "Loans Held for Sale," for further information.

HSBC USA Inc.

Transfers between levels of the fair value hierarchy are recognized at the end of each reporting period.
Transfers between Level 1 and Level 2 measurements  There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2017 and 2016.
Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2017 and 2016. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$15	$—	$—	$—	$(68)	$—	$—	$131	$4
Corporate and other domestic debt securities	2,884	—	—	—	—	(1,081)	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	—	—	—	—	—	—	—	—	—	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	21	12	—	—	—	(4)	—	3	32	11
Credit contracts	181	1	—	—	—	(39)	—	—	143	(4)
Other contracts(3)	(26)	—	—	—	(18)	—	—	—	(44)	—
Other asset-backed securities available-for-sale(4)	107	—	—	—	—	—	—	—	107	1
Total assets	$3,351	$28	$—	$—	$(18)	$(1,192)	$—	$3	$2,172	$12
Liabilities:
Domestic deposits(5)	$(1,216)	$(9)	$7	$—	$(48)	$86	$(18)	$56	$(1,142)	$—
Long-term debt(5)	(558)	(14)	(1)	—	(37)	62	—	7	(541)	(12)
Total liabilities	$(1,774)	$(23)	$6	$—	$(85)	$148	$(18)	$63	$(1,683)	$(12)

HSBC USA Inc.

	Jan. 1, 2017	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2017	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$184	$18	$—	$—	$—	$(71)	$—	$—	$131	$5
Corporate and other domestic debt securities	2,884	—	—	—	—	(1,081)	—	—	1,803	—
Derivatives, net:(2)
Interest rate contracts	1	(1)	—	—	—	—	—	—	—	(1)
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(2)	39	—	—	—	(8)	—	3	32	32
Credit contracts	193	(4)	—	—	—	(46)	—	—	143	(14)
Other contracts(3)	(9)	—	—	—	(35)	—	—	—	(44)	—
Other asset-backed securities available-for-sale(4)	105	2	—	—	—	—	—	—	107	2
Total assets	$3,356	$54	$—	$—	$(35)	$(1,206)	$—	$3	$2,172	$24
Liabilities:
Domestic deposits(5)	$(1,407)	$(14)	$12	$—	$(91)	$277	$(21)	$102	$(1,142)	$(4)
Long-term debt(5)	(499)	(40)	(6)	—	(122)	78	(2)	50	(541)	(37)
Total liabilities	$(1,906)	$(54)	$6	$—	$(213)	$355	$(23)	$152	$(1,683)	$(41)

HSBC USA Inc.

	Apr. 1, 2016	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2016	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$210	$(3)	$—	$—	$—	$(6)	$—	$—	$201	$(5)
Corporate and other domestic debt securities	2,873	1	—	5	—	—	—	—	2,879	1
Derivatives, net:(2)
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(55)	31	—	—	—	8	—	1	(15)	24
Credit contracts	177	14	—	—	—	(3)	—	—	188	11
Mortgage servicing rights(6)	117	(8)	—	—	—	(5)	—	—	104	(8)
Total assets	$3,323	$35	$—	$5	$—	$(6)	$—	$1	$3,358	$23
Liabilities:
Domestic deposits(5)	$(1,849)	$(21)	$—	$—	$(100)	$218	$(7)	$82	$(1,677)	$(17)
Long-term debt(5)	(646)	(18)	—	—	(54)	84	—	61	(573)	(13)
Total liabilities	$(2,495)	$(39)	$—	$—	$(154)	$302	$(7)	$143	$(2,250)	$(30)

HSBC USA Inc.

	Jan. 1, 2016	Total Realized / Unrealized Gains (Losses) Included in		Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2016	Current Period Unrealized Gains (Losses)
		Earnings	Other Compre-hensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:(1)
Collateralized debt obligations	$221	$(8)	$—	$—	$—	$(12)	$—	$—	$201	$(11)
Corporate and other domestic debt securities	2,870	(1)	—	10	—	—	—	—	2,879	(1)
Derivatives, net:(2)
Interest rate contracts	1	—	—	—	—	—	—	—	1	—
Foreign exchange contracts	—	—	—	—	—	—	—	—	—	—
Equity contracts	(83)	55	—	—	—	12	1	—	(15)	48
Credit contracts	179	16	—	—	—	(7)	—	—	188	8
Mortgage servicing rights(6)	140	(24)	—	—	—	(12)	—	—	104	(24)
Total assets	$3,328	$38	$—	$10	$—	$(19)	$1	$—	$3,358	$20
Liabilities:
Domestic deposits(5)	$(1,867)	$(77)	$—	$—	$(164)	$305	$(15)	$141	$(1,677)	$(60)
Long-term debt(5)	(746)	8	—	—	(129)	149	—	145	(573)	3
Total liabilities	$(2,613)	$(69)	$—	$—	$(293)	$454	$(15)	$286	$(2,250)	$(57)

(1)	Gains (losses) on trading assets, excluding derivatives are included in trading revenue in the consolidated statement of income (loss).

(2)
Level 3 net derivatives included derivative assets of $301 million and derivative liabilities of $170 million at June 30, 2017 and derivative assets of $397 million and derivative liabilities of $223 million at June 30, 2016. Gains (losses) on derivatives, net are predominantly included in trading revenue in the consolidated statement of income (loss).

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

(6)
During the fourth quarter of 2016, we sold our remaining residential mortgage servicing rights portfolio to a third party. Gains (losses) on residential mortgage servicing rights were included in residential mortgage banking revenue (expense) in the consolidated statement of income (loss).

HSBC USA Inc.

The following table presents quantitative information about the unobservable inputs used to determine the recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements at June 30, 2017 and December 31, 2016:

June 30, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$131	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 8%
			Loss severity rates	85%
Corporate and other domestic debt securities	$1,803	Discounted cash flows	Spread volatility on collateral assets	2% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$—	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	10% - 14%
Equity derivative contracts(1)	$32	Option pricing model	Equity / Equity Index volatility	7% - 43%
			Equity / Equity and Equity / Index correlation	44% - 80%
			Equity dividend yields	0% - 12%
Credit derivative contracts	$143	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	140bps - 160bps
Other derivative contracts	$(44)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	3 - 5 years
Other asset-backed securities available-for-sale	$107	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 3%
Domestic deposits (structured deposits)(1)(2)	$(1,142)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 14%
			Equity / Equity Index volatility	7% - 43%
			Equity / Equity and Equity / Index correlation	44% - 80%
Long-term debt (structured notes)(1)(2)	$(541)	Option adjusted discounted cash flows	Implied volatility of currency pairs	10% - 14%
			Equity / Equity Index volatility	7% - 43%
			Equity / Equity and Equity / Index correlation	44% - 80%

HSBC USA Inc.

December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Collateralized debt obligations	$184	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	1% - 6%
			Conditional default rates	6% - 8%
			Loss severity rates	85%
Corporate and other domestic debt securities	$2,884	Discounted cash flows	Spread volatility on collateral assets	3% - 4%
			Correlation between insurance claim shortfall and collateral value	80%
Interest rate derivative contracts	$1	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	38% - 100%
Foreign exchange derivative contracts(1)	$—	Option pricing model	Implied volatility of currency pairs	15% - 21%
Equity derivative contracts(1)	$(2)	Option pricing model	Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
			Equity dividend yields	0% - 14%
Credit derivative contracts	$193	Option pricing model and, where applicable, discounted cash flows	Issuer by issuer correlation of defaults	82% - 83%
			Credit default swap spreads	150bps - 173bps
Other derivative contracts	$(9)	Discounted cash flows	Conversion rate	1.6 times
			Expected duration	3 - 5 years
Other asset-backed securities available-for-sale	$105	Discounted cash flows	Market assumptions related to yields for comparable instruments	1% - 4%
Domestic deposits (structured deposits)(1)(2)	$(1,407)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%
Long-term debt (structured notes)(1)(2)	$(499)	Option adjusted discounted cash flows	Implied volatility of currency pairs	15% - 21%
			Equity / Equity Index volatility	11% - 49%
			Equity / Equity and Equity / Index correlation	45% - 57%

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

•
Prepayment rate - The rate at which borrowers pay off the mortgage loans early. The prepayment rate is affected by a number of factors including the location of the mortgage collateral, the interest rate type of the mortgage loans, borrowers' credit and sensitivity to interest rate movement. The prepayment rate of our CDOs portfolio is close to the mid-point of the range.

•
Default rate - Annualized percentage of default rate over a group of collateral such as residential or commercial mortgage loans. The default rate and loss severity rate are positively correlated. The default rate of our portfolio is tilted towards the low end of the range.

•	Loss severity rate - Included in our Level 3 CDOs portfolio are trust preferred securities which had a loss severity rate of 85 percent at June 30, 2017.
Derivatives

•
Implied volatility - The implied volatility is a significant pricing input for freestanding or embedded options including equity, foreign currency and interest rate options. The level of volatility is a function of the nature of the underlying risk, the level of strike price and the years to maturity of the option. Depending on the underlying risk and tenure, we determine the implied volatility based on observable input where information is available. However, substantially all of the implied volatilities are derived based on historical information. The implied volatility for different foreign currency pairs is between 10 percent and 14 percent while the implied volatility for equity/equity or equity/equity index is between 7 percent and 43 percent, respectively,

HSBC USA Inc.

at June 30, 2017. Although implied foreign currency volatility and equity volatility appear to be widely distributed at the portfolio level, the deviation of implied volatility on a trade-by-trade basis is narrower. The average deviation of implied volatility for the foreign currency pair and at-the-money equity option are 3 percent and 5 percent, respectively, at June 30, 2017.

•
Correlations of a group of foreign currency or equity - Correlation measures the relative change in values among two or more variables (i.e., equity or foreign currency pair). Variables can be positively or negatively correlated. Correlation is a key input in determining the fair value of a derivative referenced to a basket of variables such as equities or foreign currencies. A majority of the correlations are not observable, but are derived based on historical data. The correlation between equity/equity and equity/equity index was between 44 percent and 80 percent at June 30, 2017.

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
Significant Transfers Into and Out of Level 3 Measurements During the three and six months ended June 30, 2017, we transferred $56 million and $102 million of domestic deposits and $7 million and $50 million, respectively of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2017, we transferred $18 million and $21 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.
During the three and six months ended June 30, 2016, we transferred $82 million and $141 million of domestic deposits and $61 million and $145 million, respectively, of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. Additionally, during the three and six months ended June 30, 2016, we transferred $7 million $15 million of domestic deposits, which we have elected to carry at fair value, from Level 2 to Level 3 as a result of a change in the observability of underlying instruments that resulted in the embedded derivative being unobservable.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and commercial loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded at June 30, 2017 and December 31, 2016. The gains (losses) during the three and six months ended June 30, 2017 and 2016 are also included.

	Non-Recurring Fair Value Measurements at June 30, 2017				Total Gains (Losses) For the Three Months Ended June 30, 2017	Total Gains (Losses) For the Six Months Ended June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage and home equity mortgage loans held for sale(1)	$—	$—	$73	$73	$3	$7
Consumer loans(2)	—	19	—	19	(4)	(8)
Commercial loans held for sale(3)	—	34	—	34	1	—
Impaired commercial loans(4)	—	—	369	369	(15)	49
Real estate owned(5)	—	13	—	13	2	4
Total assets at fair value on a non-recurring basis	$—	$66	$442	$508	$(13)	$52

	Non-Recurring Fair Value Measurements at December 31, 2016				Total Gains (Losses) For the Three Months Ended June 30, 2016	Total Gains (Losses) For the Six Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage and home equity mortgage loans held for sale(1)	$—	$6	$769	$775	$(11)	$(44)
Consumer loans(2)	—	46	—	46	(4)	(9)
Commercial loans held for sale(3)	—	79	—	79	(3)	(30)
Impaired commercial loans(4)	—	—	278	278	(119)	(302)
Real estate owned(5)	—	17	—	17	3	4
Total assets at fair value on a non-recurring basis	$—	$148	$1,047	$1,195	$(134)	$(381)

(1)
At June 30, 2017 and December 31, 2016, the fair value of the loans held for sale was below cost. Certain residential mortgage and home equity mortgage loans held for sale have been classified as Level 3 fair value measurements within the fair value hierarchy, including certain residential mortgage and home equity mortgage loans which were transferred to held for sale during 2016 for which significant inputs in estimating fair value were unobservable and, to a lesser extent, certain residential mortgage loans held for sale for which the underlying real estate properties used to determine fair value are illiquid assets as a result of market conditions. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)
Represents residential mortgage loans held for investment whose carrying amount was reduced during the periods presented based on the fair value of the underlying collateral. Total gains (losses) for the three and six months ended June 30, 2016 include amounts recorded on loans that were subsequently transferred to held for sale.

(3)	At June 30, 2017 and December 31, 2016, the fair value of the loans held for sale was below cost.

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

HSBC USA Inc.

The following tables present quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy at June 30, 2017 and December 31, 2016:

At June 30, 2017
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage and home equity mortgage loans held for sale	$73	Third party appraisal valuation based on estimated loss severities, including collateral values	Loss severity rates	0% - 100%
Impaired commercial loans	369	Valuation of third party appraisal on underlying collateral	Loss severity rates	0% - 100%

At December 31, 2016
Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage and home equity mortgage loans held for sale	$769	Third party appraisal valuation based on estimated loss severities,	Loss severity rates	0% - 100%
		including collateral values and market discount rate	Market discount rate	8% - 14%
Impaired commercial loans	278	Valuation of third party appraisal on underlying collateral	Loss severity rates	4% - 100%
Significant Unobservable Inputs for Non-Recurring Fair Value Measurements
Residential mortgage and home equity mortgage loans held for sale represent residential mortgage and home equity mortgage loans which were transferred to held for sale during 2016 and, to a lesser extent, subprime residential mortgage loans which were previously acquired with the intent of securitizing or selling them to third parties. The weighted average loss severity rate for residential mortgage and home equity mortgage loans held for sale was approximately 40 percent at June 30, 2017. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
Impaired loans represent commercial loans. The weighted average severity rate for these loans was approximately 37 percent at June 30, 2017. These severity rates are primarily impacted by the value of the underlying collateral securing the loans.
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
Lending-related commitments - The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $49 million at both June 30, 2017 and December 31, 2016, respectively.
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
The following tables provide additional information relating to asset-backed securities as well as certain collateralized debt obligations held at June 30, 2017:
Trading asset-backed securities:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages - Alt A	$36	$—	$36
	Residential mortgages - Subprime	30	—	30
	Student loans	91	—	91
	Total AAA -A	157	—	157
BBB -B	Collateralized debt obligations	—	131	131
CCC-Unrated	Residential mortgages - Subprime	15	—	15
		$172	$131	$303
Available-for-sale securities backed by collateral:

Rating of Securities:(1)	Collateral Type:	Level 2	Level 3	Total
		(in millions)
AAA -A	Home equity - Alt A	$56	$—	$56
	Other	401	107	508
	Total AAA -A	$457	$107	$564

(1)
We utilize Standard and Poor's ("S&P") as the primary source of credit ratings in the tables above. If S&P ratings are not available, ratings by Moody's and Fitch are used in that order. Ratings for collateralized debt obligations represent the ratings associated with the underlying collateral.

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

HSBC USA Inc.

18. Litigation and Regulatory Matters

The following supplements, and should be read together with, the disclosure in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our Form 10-Q for the three month period ended March 31, 2017 (the "2017 First Quarter Form 10-Q"). Only those matters with significant updates and new matters since our disclosure in our 2016 Form 10-K and our 2017 First Quarter Form 10-Q are reported herein.
In addition to the matters described below, and in our 2016 Form 10-K and our 2017 First Quarter Form 10-Q, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.
Due to the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of such matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation, governmental and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.
For the legal matters disclosed below, including litigation and governmental and regulatory matters, as well as for the legal matters disclosed in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2017 First Quarter Form 10-Q as to which a loss in excess of accrued liability is reasonably possible in future periods and for which there is sufficient currently available information on the basis of which management believes it can make a reliable estimate, we believe a reasonable estimate could be as much as $350 million for HUSI. The legal matters underlying this estimate of possible loss will change from time to time and actual results may differ significantly from this current estimate.
Based on the facts currently known, in respect of each of the below investigations as well as for the investigations disclosed in Note 27, "Litigation and Regulatory Matters," in our 2016 Form 10-K and in Note 18, "Litigation and Regulatory Matters," in our 2017 First Quarter Form 10-Q, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution. As matters progress, it is possible that any fines and/or penalties could be significant.
Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in any particular quarterly or annual period.
Salveson v. JPMorgan Chase et al. (N.D.Cal. No. 13-CV-5816) In April 2017, the U.S. Supreme Court denied plaintiff’s petition for a writ of certiorari and the matter is now concluded.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In May 2017, the U.S. Supreme Court issued its decision in the City of Miami case, affirming the Eleventh Circuit’s finding that a municipal plaintiff can be within the zone of interest conceivably protected by the Fair Housing Act. The court did not determine whether the injuries alleged by the city met the proximate cause test, but provided guidance for the lower courts in employing that test in further proceedings. This matter remains stayed pending direction from the Eleventh Circuit in the City of Miami matter.
County of Cook v. HSBC North America Holdings Inc., et al. In May 2017, the U.S. Supreme Court issued its decision in the City of Miami case, affirming the Eleventh Circuit’s finding that a municipal plaintiff can be within the zone of interest conceivably protected by the Fair Housing Act. The court did not determine whether the injuries alleged by the city met the proximate cause test, but provided guidance for the lower courts in employing that test in further proceedings. Subsequent to the decision, the stay was lifted and a scheduling order entered. An amended complaint was filed in July 2017.
Credit Default Swap Matters
In July 2017, the U.S. District Court for the Southern District of New York entered an order approving the final distribution of settlement funds in In re Credit Default Swaps Antitrust Litigation.
In June 2017, an action was filed by TeraExchange, LLC ("Tera"), a swaps execution facility, as well as its affiliates, against more than two dozen financial institutions, including HSBC, HSBC Bank plc, HSBC Bank USA and HSI, alleging violations of federal

HSBC USA Inc.

and state antitrust laws, and breaches of common law, arising out of an alleged conspiracy among the defendants to boycott Tera from the credit default swap trading market. This action is at an early stage.
Foreign Exchange ("FX") Matters
Canada Litigation HSBC has resolved the Canada FX matters (Staines and Beland) for a total of $15.5 million Canadian dollars. The settlement has been submitted to the court for approval.
U.S. Investigations HSBC is in active discussions with U.S. authorities about a potential resolution of their investigations regarding HSBC’s foreign exchange business.
Precious Metals Fix Matters
In re Commodity Exchange Inc., Gold Futures and Options Trading Litigation (Gold Fix Litigation) In June 2017, the court granted plaintiffs leave to file a third amended complaint. The third amended complaint names a new defendant. The court has denied the pre-existing defendants’ request to move to dismiss the third amended complaint. HSBC and the other pre-existing defendants have requested a stay of discovery.
In re London Silver Fixing, Ltd. Antitrust Litigation (Silver Fix Litigation) In June 2017, the court granted plaintiffs leave to file a third amended complaint. The third amended complaint names several new defendants. The court has denied the pre-existing defendants’ request for leave to file a motion to dismiss. HSBC and the other pre-existing defendants have requested a stay of discovery.
Platinum and Palladium Fix Litigation Plaintiffs have filed a third amended complaint. The court has granted the defendants’ request to file a joint motion to dismiss the third amended complaint.
Canada Litigation A new gold fix proceeding entitled "Benoit v. Bank of Nova Scotia, et al.," has been filed in the Court in the province of Quebec. This new action names HSBC Bank plc, HSBC, HSBC Bank Canada, HSBC Securities (Canada), HUSI, and HSI as defendants, among others. The parties are seeking a stay of this new proceeding during the pendency of the Ontario gold fix proceedings (DiFilippo and Caron).
Benchmark Rate Litigation
In June 2017, HSBC Bank USA settled the ISDAFix litigation for $14 million. The settlement is subject to court approval.
Mortgage Securitization Matters
As noted previously, discussions are ongoing with the U.S. Department of Justice regarding liability under the Financial Industry Reform, Recovery, and Enforcement Act in connection with certain residential mortgage-backed securities securitizations from 2005 to 2007.
Mortgage Securitization Trust Litigation In May 2017, HSBC Bank USA, as trustee, was sued by RMBS Recovery Holdings I, LLC et al in Circuit Court, Fairfax County, Virginia, seeking compensatory and punitive damages as a result of various claims arising out of HSBC’s role as securitization trustee for three trusts in which the plaintiffs are invested. This action is at an early stage.

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

•
Compensation - Stock Compensation In March 2016, the FASB issued an ASU that requires all excess tax benefits and tax deficiencies for share-based payment awards to be recorded within income tax expense (benefit) in the statement of income (loss), rather than directly to additional paid-in capital, and for excess tax benefits to be classified as an operating activity in the statement of cash flows. The adoption of this guidance did not have a material impact on our financial position and results of operations.

HSBC USA Inc.

The following are accounting pronouncements which will be adopted in future periods:

•
Recognition of Revenue from Contracts with Customers In May 2014, the FASB issued an ASU which provides a principles-based framework for revenue recognition. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for all annual and interim periods beginning January 1, 2018. We intend to apply the ASU retrospectively with the cumulative effect of adoption recognized in equity at the date of initial application. We have conducted an analysis of the potential impact the new ASU may have on our operations. We currently believe the scope of the new guidance will be limited to certain revenues classified as fee based income and do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

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

•
Financial Instruments - Credit Impairment In June 2016, the FASB issued an ASU that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans (including TDR Loans), held-to-maturity debt securities, off-balance sheet credit exposures and certain other financial assets measured at amortized cost. The ASU also requires entities to recognize an allowance for credit losses on AFS debt securities and revises the accounting model for purchased credit impaired loans and debt securities. Additionally, existing disclosures will also be revised under the ASU. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted beginning January 1, 2019, and is required to be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We have begun our implementation efforts, leveraging our participation in support of HSBC's implementation of IFRS 9 where feasible, to identify key interpretive issues and are assessing existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance will result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio as well as the adoption of an allowance for debt securities. The amount of the increase to our allowance is still under review and will depend, in part, upon the composition of our loan and held-to-maturity securities portfolios at the adoption date as well

HSBC USA Inc.

as economic conditions and loss forecasts at that date. While early adoption is permitted beginning in the first quarter of 2019, we currently do not expect to elect early adoption.

•
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued an ASU that provides targeted amendments to clarify how certain cash receipts and cash payments should be classified in the statement of cash flows. Under the ASU, the portion of the cash payments attributable to accreted interest for the settlement of zero-coupon bonds should be classified as cash outflows for operating activities rather than cash outflows for financing activities. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. We are currently evaluating the impact of adopting this ASU. While the new guidance will result in a change in classification in the statement of cash flows, it will not have any impact on our financial position or results of operations.

•
Statement of Cash Flows - Restricted Cash In November 2016, the FASB issued an ASU that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. We are currently evaluating the impact of adopting this ASU. While the new guidance will result in a change in classification in the statement of cash flows, it will not have any impact on our financial position or results of operations.

•
Business Combinations - Clarifying the Definition of a Business In January 2017, the FASB issued an ASU which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in the ASU provide a screen to determine when an integrated set of activities and assets (a "set") is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The ASU is effective for all annual and interim periods beginning January 1, 2018 and should be applied prospectively.

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

•
Compensation - Retirement Benefits In March 2017, the FASB issued an ASU that requires the service cost component of net periodic pension and postretirement benefit costs to be reported in the same line item as other employee compensation costs while the other components of net periodic pension and postretirement benefit costs are required to be reported in the statement of income (loss) separately from the service cost component. The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively. We currently do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

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

•
the ability of HSBC Holdings plc ("HSBC" and, together with its subsidiaries, "HSBC Group") and HSBC Bank USA, National Association ("HSBC Bank USA") to fulfill the requirements imposed by the deferred prosecution agreements with the U.S. Department of Justice, the U.S. Attorney's Office for the Eastern District of New York, and the U.S. Attorney's Office for the Northern District of West Virginia, our agreement with the Office of the Comptroller of the Currency ("OCC"), our other consent agreements as well as guidance from regulators generally;

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
Economic Environment  The U.S. economy continued to grow during the first half of 2017. U.S. Gross Domestic Product ("GDP") grew at an estimated annual rate of 2.6 percent in the second quarter of 2017, higher than 2016's GDP annual growth rate, while inflation in the second quarter of 2017 averaged near the FRB's 2.0 percent target inflation rate. In June 2017, the FRB increased short-term interest rates by 25 basis points, the second such rate increase this year and the third since December 2016, and it is currently anticipated that the FRB will increase short-term interest rates further during 2017. The FRB also announced a plan to reduce its holdings of U.S. Treasury bonds and mortgage-backed securities beginning this year. These actions by the FRB will continue to ease the pressure the prolonged period of low interest rates has had on our net interest margin. The U.S. economy added approximately 1.1 million jobs during the first half of 2017 and the total unemployment rate fell to 4.4 percent at June 2017 as compared with 4.7 percent at December 2016. However, a significant number of part-time workers continue to seek full-time work and the number of discouraged people who have stopped looking for work remains elevated, as evidenced by the U.S. Bureau of Labor Statistics' U-6 unemployment rate of 8.6 percent at June 2017 as compared with a rate of 9.2 percent at December 2016.
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
Performance, Developments and Trends The following table sets forth selected financial highlights of HSBC USA for the three and six months ended June 30, 2017 and 2016 and at June 30, 2017 and December 31, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars are in millions)
Net income (loss)	$204	$(21)	$500	$133
Rate of return on average:
Total assets	.4%	—%	.5%	.1%
Total risk-weighted assets	.7	(.1)	.8	.2
Total common equity	3.4	(.7)	4.8	1.1
Total equity	3.9	(.4)	4.9	1.3
Net interest margin	1.26	1.29	1.28	1.33
Efficiency ratio	73.8	88.4	70.8	75.7
Commercial net charge-off ratio(1)	.39	.57	.22	.39
Consumer net charge-off ratio(1)	.08	.16	.14	.21

(1)	Excludes loans held for sale.

HSBC USA Inc.

	June 30, 2017	December 31, 2016
	(dollars are in millions)
Additional Select Ratios:
Allowance as a percent of loans(1)	1.25%	1.38%
Commercial allowance as a percent of loans(1)	1.61	1.72
Consumer allowance as a percent of loans(1)	.34	.44
Consumer two-months-and-over contractual delinquency	2.54	4.05
Loans to deposits ratios(2)	72.16	75.67
Common equity Tier 1 capital to risk-weighted assets	15.3	13.7
Tier 1 capital to risk-weighted assets	16.3	14.5
Total capital to risk-weighted assets	19.9	18.3
Tier 1 leverage ratio	9.6	9.2
Total equity to total assets	10.8	10.1

Select Balance Sheet Data:
Cash and interest bearing deposits with banks	$31,138	$21,473
Trading assets	20,192	16,850
Securities available-for-sale	32,315	36,910
Loans:
Commercial loans	48,588	54,216
Consumer loans	19,475	19,659
Total loans	68,063	73,875
Deposits	117,143	129,248

(1)	Excludes loans held for sale.

(2)
Represents period end loans, net of allowance for loan losses, as a percentage of core deposits as calculated in accordance with Federal Financial Institutions Examination Council guidelines which generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Net income (loss) was income of $204 million and $500 million during the three and six months ended June 30, 2017, respectively, compared with a loss of $21 million and income of $133 million during the three and six months ended June 30, 2016, respectively. Income (loss) before income tax was income of $312 million and $760 million during the three and six months ended June 30, 2017, respectively, compared with a loss of $26 million and income of $207 million during the three and six months ended June 30, 2016, respectively. The increase in income (loss) before income tax during the three and six months ended June 30, 2017 reflects a lower provision for credit losses and higher other revenues driven by gains on sales of Visa Inc. ("Visa") Class B common shares ("Class B Shares"), partially offset by lower net interest income and, in the year-to-date period, higher operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Income (loss) before income tax, as reported	$312	$(26)	$760	$207
Fair value movement on own fair value option debt attributable to credit spread(1)	—	41	—	(108)
Costs to achieve(2)	69	28	108	31
Gains on sales of Visa Inc. Class B common shares to a third party	(166)	—	(312)	—
Adjusted performance(3)	$215	$43	$556	$130

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
Excluding the collective impact of the items in the table above, our adjusted performance during the three and six months ended June 30, 2017 increased $172 million and $426 million, respectively, compared with the prior year periods due to a lower provision for credit losses, higher other revenues and lower operating expenses, partially offset by lower net interest income.
See "Results of Operations" for a more detailed discussion of our operating trends. In addition, see "Balance Sheet Review" for further discussion on our asset and liability trends, "Liquidity and Capital Resources" for further discussion on funding and capital and "Credit Quality" for additional discussion on our credit trends.
During the three and six months ended June 30, 2017, we sold substantially all of our remaining Visa Class B Shares to a third party resulting in net pre-tax gains of approximately $166 million and $312 million, respectively, which were recorded as a component of other income (loss) in the consolidated statement of income (loss). Consistent with the Visa Class B Shares that were sold in 2016, under the terms of the sale agreements, we entered into swap agreements with the purchaser to retain the litigation risk associated with the Class B Shares sold until the related litigation is settled and the Class B Shares can be converted into Class A Shares. The swaps associated with these sales had a carrying value of $35 million at June 30, 2017 (of which $18 million related to the sale during the second quarter of 2017). See Note 8, "Derivative Financial Instruments," and Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information about these transactions.
During the three and six months ended June 30, 2017, we sold portions of the portfolio of residential mortgage loans that we previously purchased from HSBC Finance Corporation ("HSBC Finance") and transferred to held for sale during 2016. These residential mortgage loans were sold to third parties with an unpaid principal balance of $24 million (aggregate carrying value of $22 million) and $495 million (aggregate carrying value of $467 million) during the three and six months ended June 30, 2017, respectively, at the time of sale and we recognized gains on sale of approximately $1 million and $44 million, respectively, including transaction costs. At June 30, 2017, the carrying amount of the remaining loans in this held for sale portfolio totaled $71 million.
In addition to the residential mortgage loan sale discussed above, in March 2017, we also completed the sale of certain residential mortgage loans which previously had been written down to the lower of amortized cost or fair value of the collateral less cost to sell (generally 180 days past due) in accordance with our existing charge-off policies and were transferred to held for sale during 2016. These residential mortgage loans were sold to a third party and had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale. We recognized a loss on sale of approximately $2 million, largely reflecting transaction costs.
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

HSBC USA Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Profit (loss) before tax – U.S. GAAP basis	$312	$(26)	$760	$207
Adjustments:
Loans held for sale	(10)	13	(121)	49
Structured notes and deposits	26	—	(23)	—
Pension and other postretirement benefit costs	2	3	7	9
Loan impairment	(10)	(7)	(23)	(40)
Litigation expense	(8)	—	8	—
Property	(2)	(4)	(7)	(9)
Low income housing tax credit investments(1)	1	2	3	5
Other	(1)	5	10	12
Profit (loss) before tax – Group Reporting Basis	$310	$(14)	$614	$233

(1)
Under the Group Reporting Basis, given the inter-relationship between the tax benefits obtained from our investment in low income housing tax credit investments and the amortization of our investment balance, such amounts are presented net in other operating income. Under U.S. GAAP, such amounts are presented net in income tax expense.

The significant differences between U.S. GAAP and the Group Reporting Basis impacting our results presented in the table above are discussed in more detail within "Basis of Reporting" in our 2016 Form 10-K. Other than the changes discussed below, there have been no other significant changes since December 31, 2016 in the differences between U.S. GAAP and the Group Reporting Basis impacting our results.
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
Property - The sale and leaseback of our 452 Fifth Avenue property, including the 1 W. 39th Street building, in April 2010 resulted in the recognition of a gain under the Group Reporting Basis while under U.S. GAAP, such gain is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund our balance sheet, meet cash and capital needs, and fund investments in subsidiaries. The following table provides balance sheet totals at June 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	June 30, 2017	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$49,724	$(1,772)	(3.4)%
Loans, net	67,215	(5,643)	(7.7)
Loans held for sale	765	(1,044)	(57.7)
Trading assets	20,192	3,342	19.8
Securities	45,749	(3,970)	(8.0)
All other assets	9,705	1,136	13.3
	$193,350	$(7,951)	(3.9)%
Period end liabilities and equity:
Total deposits	$117,143	$(12,105)	(9.4)%
Trading liabilities	4,209	(699)	(14.2)
Short-term borrowings	8,882	3,781	74.1
Long-term debt	37,445	(294)	(.8)
Interest, taxes and other liabilities	4,734	784	19.8
Total equity	20,937	582	2.9
	$193,350	$(7,951)	(3.9)%
Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under agreements to resell. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Short-term investments decreased compared with December 31, 2016 reflecting a redeployment of liquidity into precious metal inventory positions.

HSBC USA Inc.

Loans, Net  The following table summarizes our loan balances at June 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	June 30, 2017	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$10,240	$(650)	(6.0)%
Business and corporate banking	12,868	(1,212)	(8.6)
Global banking(1)(2)	21,047	(2,434)	(10.4)
Other commercial(2)	4,433	(1,332)	(23.1)
Total commercial	48,588	(5,628)	(10.4)
Consumer loans:
Residential mortgages	17,119	(62)	(.4)
Home equity mortgages	1,285	(123)	(8.7)
Credit cards	647	(41)	(6.0)
Other consumer	424	42	11.0
Total consumer	19,475	(184)	(.9)
Total loans	68,063	(5,812)	(7.9)
Allowance for credit losses	848	(169)	(16.6)
Loans, net	$67,215	$(5,643)	(7.7)%

(1)
Represents large multinational firms including globally focused U.S. corporate and financial institutions, U.S. dollar lending to multinational banking clients managed by HSBC on a global basis and complex large business clients supported by GB&M relationship managers.

(2)
During the first quarter of 2017, in conjunction with the creation of the new Corporate Center segment as discussed further in Note 13, "Business Segments," in the accompanying consolidated financial statements, we reclassified loans to HSBC affiliates from global banking to other commercial and revised the prior period to conform with the current year presentation. As a result, other commercial includes loans to HSBC affiliates which totaled $1,423 million and $3,274 million at June 30, 2017 and December 31, 2016, respectively.

Commercial loans decreased compared with December 31, 2016 due to paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns. The decrease also reflects lower loans to affiliates driven by the prepayment of a $2.5 billion credit agreement by HSBC Finance during the first quarter of 2017. The decline in commercial non-affiliate loans was primarily in the real estate, energy, pharmaceutical and banking industries.
Consumer loans decreased slightly compared with December 31, 2016 driven by a continued decline in home equity mortgages due to net paydowns and, to a lesser extent, a market driven decline in new residential mortgage originations reflecting the impact of higher rates. Credit card receivables were also lower reflecting seasonal paydowns. The increase in other consumer loans reflects an overdraft from a large Private Banking customer which was repaid in July.
The following table presents loan-to-value ("LTV") ratios for our residential mortgage loan portfolio, excluding mortgage loans held for sale:

	LTV Ratios(1)(2)
	June 30, 2017		December 31, 2016
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	97.0%	86.1%	96.8%	83.6%
80% < LTV < 90%	1.9	8.3	1.9	9.7
90% < LTV < 100%	.7	4.1	.8	4.8
LTV > 100%	.4	1.5	.5	1.9
Average LTV for portfolio	52.0	54.9	52.8	56.4

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

(2)
Current estimated property values are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs at March 31, 2017 and September 30, 2016, respectively.

Loans Held for Sale  The following table summarizes loans held for sale at June 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	June 30, 2017	Amount	%
	(dollars are in millions)
Commercial loans:
Real estate, including construction	$—	$(17)	(100.0)%
Global banking	620	(207)	(25.0)
Total commercial	620	(224)	(26.5)
Consumer loans:
Residential mortgages	78	(812)	(91.2)
Home equity mortgages	—	(4)	(100.0)
Other consumer	67	(4)	(5.6)
Total consumer	145	(820)	(85.0)
Total loans held for sale	$765	$(1,044)	(57.7)%
Commercial loans held for sale decreased compared with December 31, 2016. Commercial loans held for sale primarily consists of certain global banking loans that we have elected to designate under the fair value option which include loans that we originate in connection with our participation in a number of syndicated credit facilities with the intent of selling them to unaffiliated third parties as well as loans that we purchase from the secondary market and hold as hedges against our exposure to certain total return swaps. The fair value of these loans totaled $389 million and $725 million at June 30, 2017 and December 31, 2016, respectively. Balances will fluctuate from period to period depending on the volume and level of activity.
Commercial loans held for sale also includes certain loans that we no longer intend to hold for investment and transferred to held for sale which totaled $231 million and $102 million at June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, we reversed $2 million and $1 million, respectively, of the lower of amortized cost or fair value adjustment previously recorded on commercial loans held for sale as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing.
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
In March 2017, we completed the sale of these residential mortgage loans which had an unpaid principal balance of $364 million (aggregate carrying value of $276 million) at the time of sale to a third party and recognized a loss on sale of approximately $2 million, largely reflecting transaction costs. During the three months ended March 31, 2017, we reversed $5 million of the lower of amortized cost or fair value adjustment previously recorded on these loans as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing.
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

HSBC USA Inc.

During the three and six months ended June 30, 2017, we sold portions of this portfolio of residential mortgage loans with an unpaid principal balance of $24 million (aggregate carrying value of $22 million) and $495 million (aggregate carrying value of $467 million), respectively, at the time of sale to third parties and recognized gains on sale of approximately $1 million and $44 million, respectively, including transaction costs. At June 30, 2017, the carrying amount of the remaining loans in this held for sale portfolio totaled $71 million. During the three and six months ended June 30, 2017, we reversed $3 million and $2 million of the lower of amortized cost or fair value adjustment previously recorded on this portfolio of loans as a component of other income (loss) in the consolidated statement of income (loss) as a result of an increase in fair value due to improved pricing. As we plan to sell the remaining loans to third party investors, fair value represents the price we believe a third party investor would pay to acquire the loans.
We also continue to sell all our agency eligible residential mortgage loan originations servicing released directly to PHH Mortgage. Gains and losses from the sale of these residential mortgage loans are reflected as a component of residential mortgage banking revenue (expense) in the accompanying consolidated statement of income (loss). Residential mortgage loans held for sale also includes subprime residential mortgage loans with a fair value of $2 million and $3 million at June 30, 2017 and December 31, 2016, respectively, which were previously acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.
Other consumer loans held for sale reflects student loans which we no longer originate.
Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value, with adjustments to fair value being recorded as a valuation allowance through other revenues. The valuation allowance on consumer loans held for sale was $7 million and $57 million at June 30, 2017 and December 31, 2016, respectively. The valuation allowance on commercial loans held for sale was $56 million and $55 million at June 30, 2017 and December 31, 2016, respectively.
Trading Assets and Liabilities  The following table summarizes trading assets and liabilities at June 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	June 30, 2017	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$8,605	$(2,062)	(19.3)%
Precious metals	8,365	6,593	*
Derivatives, net(2)	3,222	(1,189)	(27.0)
	$20,192	$3,342	19.8%
Trading liabilities:
Securities sold, not yet purchased	$1,021	$(39)	(3.7)%
Payables for precious metals	—	(62)	(100.0)
Derivatives, net(3)	3,188	(598)	(15.8)
	$4,209	$(699)	(14.2)%

*	Not meaningful.

(1)	See Note 2, "Trading Assets and Liabilities," in the accompanying consolidated financial statements for a breakout of trading securities by category.

(2)
At June 30, 2017 and December 31, 2016, the fair value of derivatives included in trading assets has been reduced by $3,616 million and $4,462 million, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)
At June 30, 2017 and December 31, 2016, the fair value of derivatives included in trading liabilities has been reduced by $3,202 million and $3,826 million, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Securities balances decreased compared with December 31, 2016 due to decreases in foreign sovereign and corporate bond positions, partially offset by an increase in U.S. Treasury positions. Securities positions are held as economic hedges of interest rate and credit derivative products issued to clients of domestic and emerging markets. The decrease in corporate bonds reflects the unwind of one of our unconsolidated variable interest entities ("VIEs") which resulted in the termination of our investment in the VIE along with any related derivatives during the second quarter of 2017. At the time of unwind, our investment in the VIE had a total carrying value of $1,081 million. Balances of securities sold, not yet purchased decreased compared with December 31,

HSBC USA Inc.

2016 driven by a decrease in short U.S. Treasury positions related to economic hedges of derivatives in the interest rate trading portfolio.
Precious metals trading assets increased compared with December 31, 2016 primarily due to increases in our own silver and gold inventory positions, some of which are held as hedges for client activity, as well as higher spot prices. Payables for precious metals were lower reflecting a decrease in borrowing of silver inventory. Precious metal positions may not represent our net underlying exposure as we may use derivatives contracts to reduce our risk associated with these positions, the fair value of which would appear in derivatives in the table above.
Derivative asset and liability balances both decreased compared with December 31, 2016 mainly from market movements as well as the termination of derivatives associated with the unwind of an unconsolidated VIE as discussed above. Market movements resulted in lower valuations of interest rate, foreign exchange, commodity and credit derivatives, partially offset by higher valuations of equity derivatives.
Securities  Securities include securities available-for-sale and securities held-to-maturity. Securities balances decreased compared with December 31, 2016 reflecting net sales of U.S. Treasury and U.S. government sponsored mortgage-backed securities, partially offset by net purchases of U.S. Government agency mortgage-backed and other asset-backed securities as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs.
All Other Assets  All other assets includes properties and equipment, net and goodwill. All other assets increased compared with December 31, 2016 largely due to higher outstanding settlement balances related to security sales and higher tax assets.
Deposits  The following table summarizes deposit balances by major depositor categories at June 30, 2017 and increases (decreases) since December 31, 2016:

		Increase (Decrease) From
		December 31, 2016
	June 30, 2017	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$103,323	$(6,967)	(6.3)%
Domestic and foreign banks	12,367	(5,205)	(29.6)
U.S. government and states and political subdivisions	639	42	7.0
Foreign governments and official institutions	814	25	3.2
Total deposits	$117,143	$(12,105)	(9.4)%
Total core deposits(1)	$94,210	$(4,461)	(4.5)%

(1)
Core deposits, as calculated in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines, generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $250,000.

Total deposits decreased compared with December 31, 2016 largely due to lower deposits from affiliates and, to a lesser extent, lower commercial savings and demand deposits reflecting the impact of competitive pressures in a rising interest rate environment as well as seasonality during the first quarter as clients managed their cash needs at year-end. These decreases were partially offset by growth in deposits from individuals driven by promotional rates offered to our retail customers on savings accounts and certificates of deposit. The strategy for our core retail banking business includes building relationship deposits across multiple markets, channels and segments. This strategy involves various initiatives, such as:

•
HSBC Premier, a comprehensive banking and wealth management proposition for the internationally minded mass affluent customer with a dedicated premier relationship manager. Total Premier deposits increased to $26,014 million at June 30, 2017 as compared with $24,351 million at December 31, 2016; and

•	Expanding our existing customer relationships by needs-based sales of wealth, banking and mortgage products.
We continue to actively manage our balance sheet to increase profitability while maintaining adequate liquidity.
Short-Term Borrowings  Short-term borrowings were higher compared with December 31, 2016 due to an increase in securities sold under repurchase agreements, a preferred source of funding given the current interest rate environment.
Long-Term Debt  Long-term debt decreased slightly compared with December 31, 2016 as the impact of debt issuances and fair value movements on fair value option debt were more than offset by debt retirements. Debt issuances during the three and six months ended June 30, 2017 totaled $1,137 million and $2,828 million, respectively, of which $8 million and $8 million, respectively, was issued by HSBC Bank USA.

HSBC USA Inc.

Incremental issuances from our shelf registration statement with the SEC totaled $2,820 million of senior structured notes during the six months ended June 30, 2017. Total long-term debt outstanding under this shelf was $22,236 million and $22,235 million at June 30, 2017 and December 31, 2016, respectively.
Incremental issuances from the HSBC Bank USA Global Bank Note Program totaled $8 million during the six months ended June 30, 2017. Total debt outstanding under this program was $4,393 million and $4,443 million at June 30, 2017 and December 31, 2016, respectively. We anticipate using the Global Bank Note Program more in the future as part of our efforts designed to minimize overall funding costs while accessing diverse funding channels.
Borrowings from the FHLB totaled $4,900 million and $5,700 million at June 30, 2017 and December 31, 2016, respectively.
Interest, Taxes and Other Liabilities  Interest, taxes and other liabilities increased compared with December 31, 2016 due primarily to higher outstanding settlement balances related to security purchases and an increase in tax liabilities, partially offset by lower derivative balances associated with hedging activities and lower margin requirements related to futures trading.

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
The significant components of net interest margin are summarized in the following table:

		2017 Compared to 2016 Increase (Decrease)
Three Months Ended June 30,	2017	Volume	Rate	2016
	(dollars are in millions)
Interest income:
Short-term investments	$181	$11	$66	$104
Trading securities	58	(7)	5	60
Securities	242	(17)	16	243
Commercial loans	372	(87)	72	387
Consumer loans	176	(9)	—	185
Other	13	—	12	1
Total interest income	1,042	(109)	171	980
Interest expense:
Deposits	169	(5)	57	117
Short-term borrowings	32	(7)	18	21
Long-term debt	251	21	27	203
Tax liabilities and other	8	1	6	1
Total interest expense	460	10	108	342
Net interest income – taxable equivalent basis	582	$(119)	$63	638
Less: tax equivalent adjustment	—			—
Net interest income – non taxable equivalent basis	$582			$638

Yield on total interest earning assets	2.25%			1.98%
Cost of total interest bearing liabilities	1.28			.93
Interest rate spread	.97			1.05
Benefit from net non-interest paying funds(1)	.29			.24
Net interest margin on average earning assets	1.26%			1.29%

HSBC USA Inc.

		2017 Compared to 2016 Increase (Decrease)
Six Months Ended June 30,	2017	Volume	Rate	2016
	(dollars are in millions)
Interest income:
Short-term investments	$312	$27	$117	$168
Trading securities	116	(12)	(17)	145
Securities	484	(23)	19	488
Commercial loans	754	(152)	141	765
Consumer loans	367	(11)	2	376
Other	24	3	2	19
Total interest income	2,057	(168)	264	1,961
Interest expense:
Deposits	319	2	95	222
Short-term borrowings	55	(16)	32	39
Long-term debt	493	49	44	400
Tax liabilities and other	11	2	2	7
Total interest expense	878	37	173	668
Net interest income – taxable equivalent basis	1,179	$(205)	$91	1,293
Less: tax equivalent adjustment	—			1
Net interest income – non taxable equivalent basis	$1,179			$1,292

Yield on total interest earning assets	2.24%			2.03%
Cost of total interest bearing liabilities	1.23			.94
Interest rate spread	1.01			1.09
Benefit from net non-interest paying funds(1)	.27			.24
Net interest margin on average earning assets	1.28%			1.33%

(1)
Represents the benefit associated with interest earning assets in excess of interest bearing liabilities. Increased percentages reflect growth in this excess, while decreased percentages reflect a reduction in this excess.

During the three and six months ended June 30, 2017, net interest income decreased as the favorable impact of higher short-term market rates was more than offset by lower interest income from the impact of lower average commercial loan balances, higher interest expense from long-term debt and lower interest income from trading securities. Higher short-term market rates resulted in higher interest income from variable rate assets, including variable rate loans and short-term investments, partially offset by higher wholesale deposit and short-term borrowing interest expense.
Short-term investments Higher interest income during the three and six months ended June 30, 2017 was due to higher yields earned on these investments and, to a lesser extent, higher average balances.
Trading securities Interest income was relatively flat during the three months ended June 30, 2017 as lower average balances in corporate and foreign bonds were largely offset by higher yields. In the year-to-date period, interest income declined driven primarily by a decrease in higher yielding municipal bonds. Securities in the trading portfolio are managed as economic hedges against the derivative activity of our clients. As a result, interest income associated with trading securities was partially offset within trading revenue by the performance of the associated derivatives as discussed further below.
Securities Interest income was relatively flat during the three and six months ended June 30, 2017 as the impact of lower average balances was largely offset by higher yields.
Commercial loans Interest income was lower during the three and six months ended June 30, 2017 as the impact of higher yields driven by rate increases on variable rate products was more than offset by lower average balances driven by paydowns, maturities and loan sales exceeding new loan originations as we continue to focus efforts on improving returns.

HSBC USA Inc.

Consumer loans Interest income decreased during the three and six months ended June 30, 2017 due primarily to lower average balances driven by loan sales and net paydowns.
Other Higher interest income during the three and six months ended June 30, 2017 reflects higher yields earned on Federal Reserve Bank stock, Federal Home Loan Bank stock and cash collateral posted and, in the year-to-date period, higher average balances in cash collateral posted.
Deposits Interest expense increased during the three and six months ended June 30, 2017 due primarily to higher rates paid reflecting the impacts of rate increases on wholesale deposits and foreign bank deposits as well as promotional rates offered to our retail customers on savings accounts and certificates of deposits.
Short-term borrowings Higher interest expense during the three and six months ended June 30, 2017 was driven by higher rates paid on these borrowings, partially offset by lower average borrowings.
Long-term debt Interest expense was higher during the three and six months ended June 30, 2017 due to higher average borrowings and higher rates paid reflecting the impact of rate increases on variable rate borrowings and new issuances.
Tax liabilities and other Interest expense was higher during the three and six months ended June 30, 2017 due to the non-recurrence of a release of accrued interest recorded in the second quarter of 2016 associated with tax reserves on estimated exposures. The increase in the three month period also reflects the impact of higher rates paid on securities sold, not yet purchased.
Provision for Credit Losses  The following table summarizes the provision for credit losses associated with our various loan portfolios:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$(9)	$(3)	$(6)	*
Business and corporate banking	(5)	5	(10)	*
Global banking	—	136	(136)	(100.0)%
Other commercial	—	(1)	1	100.0
Total commercial	(14)	137	(151)	*
Consumer:
Residential mortgages	(8)	(7)	(1)	(14.3)
Home equity mortgages	(4)	(6)	2	33.3
Credit cards	6	9	(3)	(33.3)
Other consumer	(1)	1	(2)	*
Total consumer	(7)	(3)	(4)	*
Total provision for credit losses	$(21)	$134	$(155)	*
Provision as a percentage of average loans	(.1)%	.6%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Commercial:
Real estate, including construction	$(8)	$6	$(14)	*
Business and corporate banking	(47)	(42)	(5)	(11.9)%
Global banking	(39)	333	(372)	*
Other commercial	2	(4)	6	*
Total commercial	(92)	293	(385)	*
Consumer:
Residential mortgages	(8)	(16)	8	50.0
Home equity mortgages	(6)	(3)	(3)	(100.0)
Credit cards	9	14	(5)	(35.7)
Other consumer	(1)	3	(4)	*
Total consumer	(6)	(2)	(4)	*
Total provision for credit losses	$(98)	$291	$(389)	*
Provision as a percentage of average loans	(.3)%	.7%

*	Not meaningful.
Our provision for credit losses decreased $155 million and $389 million during the three and six months ended June 30, 2017, respectively, driven by a lower provision for credit losses in our commercial loan portfolio and, to a lesser extent, a lower provision for credit losses in our consumer loan portfolio. During the three and six months ended June 30, 2017, we decreased our allowance for credit losses as the provision for credit losses was lower than net charge-offs by $73 million and $169 million, respectively.
The provision for credit losses in our commercial loan portfolio decreased $151 million and $385 million during the three and six months ended June 30, 2017, respectively, reflecting releases in credit loss reserves recorded in the current year periods compared with loss provisions recorded in the prior year periods. The releases of loss reserves in the current year periods reflects improvements in credit conditions associated with certain client relationships, including a single mining client relationship in the year-to-date period, as well as releases of reserves due to paydowns, sales and maturities exceeding new loan originations as we continue to focus efforts on improving returns. In the prior year periods, loss provisions were driven primarily by the downgrade of the single mining client relationship and, in the year-to-date period, other downgrades reflecting weakness in the financial condition of certain clients at that time, including oil and gas, mining and other industry loan exposures. We will continue to monitor our exposure with regard to the mining client relationship discussed above and, as a result, further adjustments to our credit loss reserves relating to this exposure may be required in future periods.
The provision for credit losses on residential mortgages and home equity mortgages was relatively flat during the three months ended June 30, 2017 and increased $5 million in the year-to-date period. While the positive impacts of continued improvements in economic and credit conditions continued in both periods, the prior year-to-date period reflects a release of reserves related to residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics being reported by the servicers.
The provision for credit losses associated with credit cards and other consumer loans both decreased during the three and six months ended June 30, 2017 due to continued improvements in economic and credit conditions and lower outstanding balances.
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

HSBC USA Inc.

Other Revenues  The following table summarizes the components of other revenues:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit card fees	$14	$13	$1	7.7%
Trust and investment management fees	39	39	—	—
Other fees and commissions	163	177	(14)	(7.9)
Trading revenue	71	49	22	44.9
Other securities gains, net	19	36	(17)	(47.2)
Servicing and other fees from HSBC affiliates	52	51	1	2.0
Residential mortgage banking revenue (expense)	(2)	10	(12)	*
Gain (loss) on instruments designated at fair value and related derivatives	(1)	(38)	37	97.4
Other income (loss):
Valuation of loans held for sale	6	(12)	18	*
Insurance	3	6	(3)	(50.0)
Gains on sales of Visa Inc. Class B common shares to a third party	166	—	166	*
Miscellaneous income (loss)	(1)	(38)	37	97.4
Total other income (loss)	174	(44)	218	*
Total other revenues	$529	$293	$236	80.5%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit card fees	$25	$27	$(2)	(7.4)%
Trust and investment management fees	77	78	(1)	(1.3)
Other fees and commissions	325	342	(17)	(5.0)
Trading revenue	141	65	76	*
Other securities gains, net	24	65	(41)	(63.1)
Servicing and other fees from HSBC affiliates	134	105	29	27.6
Residential mortgage banking revenue (expense)	(4)	27	(31)	*
Gain (loss) on instruments designated at fair value and related derivatives	33	178	(145)	(81.5)
Other income (loss):
Valuation of loans held for sale	14	(71)	85	*
Insurance	7	10	(3)	(30.0)
Gains on sales of Visa Inc. Class B common shares to a third party	312	—	312	*
Miscellaneous income (loss)	2	(71)	73	*
Total other income (loss)	335	(132)	467	*
Total other revenues	$1,090	$755	$335	44.4%

*	Not meaningful.
Credit card fees  Credit card fees were relatively flat during the three and six months ended June 30, 2017 as lower cost estimates associated with our credit card rewards program was largely offset by lower interchange fees.
Trust and investment management fees  Trust and investment management fees were relatively flat during the three and six months ended June 30, 2017.

HSBC USA Inc.

Other fees and commissions The following table summarizes the components of other fees and commissions:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Account services	$69	$72	$(3)	(4.2)%
Credit facilities	71	81	(10)	(12.3)
Custodial fees	6	5	1	20.0
Other fees	17	19	(2)	(10.5)
Total other fees and commissions	$163	$177	$(14)	(7.9)%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Account services	$137	$141	$(4)	(2.8)%
Credit facilities	143	157	(14)	(8.9)
Custodial fees	11	10	1	10.0
Other fees	34	34	—	—
Total other fees and commissions	$325	$342	$(17)	(5.0)%
Other fees and commissions decreased during the three and six months ended June 30, 2017 primarily due to lower credit facilities fees reflecting the impact of lower commercial lending activity compared with the prior year periods.
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

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$(26)	$(23)	$(3)	(13.0)%
Balance Sheet Management	9	4	5	*
Foreign Exchange	44	58	(14)	(24.1)
Precious Metals	49	9	40	*
Global Banking	(3)	—	(3)	*
Other trading	(2)	1	(3)	*
Total trading revenue	$71	$49	$22	44.9%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Business Activities:
Derivatives(1)	$(51)	$(54)	$3	5.6%
Balance Sheet Management	10	1	9	*
Foreign Exchange	100	102	(2)	(2.0)
Precious Metals	83	20	63	*
Global Banking	(1)	(4)	3	75.0
Other trading	—	—	—	—
Total trading revenue	$141	$65	$76	*

*	Not meaningful.

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.
Trading revenue increased during the three and six months ended June 30, 2017 largely driven by higher revenue from Precious Metals and Balance Sheet Management, partially offset by lower revenue from Foreign Exchange.
During the second quarter of 2017, one of our unconsolidated VIEs was unwound and our investment in the VIE along with any related derivatives were terminated resulting in a gain of approximately $11 million, largely reflecting a make-whole payment provided by a third party guarantor of the investment. Excluding this item, trading revenue from Derivatives decreased during the three and six months ended June 30, 2017 primarily due to unfavorable debit valuation adjustments associated with movements in our own credit spreads as well as lower new deal activity on interest rate swaps which were partially offset by favorable valuation adjustments on our legacy structured credit products and, in the year-to-date period, the improved performance of emerging markets products. Derivatives trading revenue does not reflect associated net interest income as certain derivatives, such as total return swaps, were economically hedged by holding the underlying interest bearing referenced assets.
Trading revenue related to Balance Sheet Management activities increased during the three and six months ended June 30, 2017 due to the performance of economic hedge positions used to manage interest rate risk.
Foreign Exchange trading revenue decreased during the three and six months ended June 30, 2017 from lower client trading activity.
Precious Metals trading revenue increased during the three and six months ended June 30, 2017 from increased client trading activity, primarily due to improved investor demand for this asset class.
Global Banking trading revenue decreased during the three months ended June 30, 2017 and increased in the year-to-date period due primarily to valuation adjustments on credit default swap economic hedge positions.
Other securities gains, net  We maintain securities portfolios as part of our balance sheet diversification and risk management strategies. During the three and six months ended June 30, 2017, we sold $8,085 million and $10,334 million, respectively, of primarily U.S. Treasury and U.S. Government agency mortgage-backed securities compared with sales of $8,632 million and $12,671 million during the prior year periods as part of a continuing strategy to maximize returns while balancing the securities portfolio for risk management purposes based on the current interest rate environment and liquidity needs. Other securities gains, net decreased during the three and six months ended June 30, 2017 due primarily to lower gains from the sales of U.S. Treasury and U.S. Government agency mortgage-backed securities associated with rebalancing the portfolio for risk management purposes and, in the year-to-date period, the non-recurrence of gains from the sale of certain longer-term state municipal bonds as we reduced these positions during the first quarter of 2016. The gross realized gains and losses from sales of securities, which is included as a component of other securities gains, net above, are summarized in Note 3, "Securities," in the accompanying consolidated financial statements.
Servicing and other fees from HSBC affiliates During the first quarter of 2017, we received $28 million of loan prepayment fees from HSBC Finance. Excluding this item from the year-to-date period, affiliate income was relatively flat during the three and six months ended June 30, 2017 as lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and lower fee income associated with trading activity booked on the balance sheets of other HSBC affiliates were offset by higher billings associated with shared services performed on behalf of other HSBC affiliates.
Residential mortgage banking revenue (expense)  Residential mortgage banking revenue (expense) decreased during the three and six months ended June 30, 2017 due to the impact of the sale of our remaining Mortgage Servicing Rights ("MSRs") portfolio during the fourth quarter of 2016.
Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to certain commercial loans held for sale, certain securities purchased and sold under resale and repurchase agreements, certain

HSBC USA Inc.

own fixed-rate debt issuances and all of our hybrid instruments issued, including structured notes and deposits. We also use derivatives to economically hedge the interest rate and other risks associated with certain financial liabilities for which fair value option accounting has been elected. Beginning January 1, 2017, the fair value movement on fair value option liabilities attributable to credit spread is recorded in other comprehensive income. Excluding the impact of this item, which resulted in a loss of $39 million and a gain of $154 million during the three and six months ended June 30, 2016, respectively, gain (loss) on instruments designated at fair value and related derivatives was relatively flat during the three months ended June 30, 2017 and increased during the six months ended June 30, 2017. The increase in the year-to-date period was attributable primarily to favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits, partially offset by unfavorable movements related to the economic hedging of interest rate risk within our own debt. See Note 9, "Fair Value Option," in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.
Other income (loss)  During the three and six months ended June 30, 2017, we sold substantially all of our remaining Visa Class B Shares to a third party resulting in net pre-tax gains of approximately $166 million and $312 million respectively. Excluding this item, other income (loss) remained higher during the three and six months ended June 30, 2017 primarily due to improved valuations on loans held for sale, higher income associated with fair value hedge ineffectiveness, net gains in 2017 from the sales of certain residential mortgages and lower losses associated with credit default swap protection which largely reflects the hedging of a single client exposure.

HSBC USA Inc.

Operating Expenses  The following table summarizes the components of operating expenses:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$256	$242	$14	5.8%
Support services from HSBC affiliates:
Fees paid to HSBC Markets (USA) Inc. ("HMUS")	12	55	(43)	(78.2)
Fees paid to HSBC Technology and Services (USA) ("HTSU")	293	253	40	15.8
Fees paid to other HSBC affiliates	50	47	3	6.4
Total support services from HSBC affiliates	355	355	—	—
Occupancy expense, net	76	57	19	33.3
Other expenses:
Equipment and software	14	11	3	27.3
Marketing	16	15	1	6.7
Outside services	23	25	(2)	(8.0)
Professional fees	25	28	(3)	(10.7)
Off-balance sheet credit reserves	(9)	24	(33)	*
Federal Deposit Insurance Corporation ("FDIC") assessment fee	39	41	(2)	(4.9)
Miscellaneous	25	25	—	—
Total other expenses	133	169	(36)	(21.3)
Total operating expenses	$820	$823	$(3)	(.4)%
Personnel - average number	5,791	5,612
Efficiency ratio	73.8%	88.4%
			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$521	$483	$38	7.9%
Support services from HSBC affiliates:
Fees paid to HMUS	24	108	(84)	(77.8)
Fees paid to HTSU	578	482	96	19.9
Fees paid to other HSBC affiliates	92	85	7	8.2
Total support services from HSBC affiliates	694	675	19	2.8
Occupancy expense, net	130	116	14	12.1
Other expenses:
Equipment and software	24	22	2	9.1
Marketing	29	28	1	3.6
Outside services	42	45	(3)	(6.7)
Professional fees	41	51	(10)	(19.6)
Off-balance sheet credit reserves	(20)	30	(50)	*
FDIC assessment fee	80	74	6	8.1
Miscellaneous	66	25	41	*
Total other expenses	262	275	(13)	(4.7)
Total operating expenses	$1,607	$1,549	$58	3.7%
Personnel - average number	5,788	5,688
Efficiency ratio	70.8%	75.7%

*	Not meaningful.

HSBC USA Inc.

Costs to achieve, which reflect transformation costs to deliver the cost reduction and productivity outcomes outlined in the HSBC Investor Update in June 2015, were a significant component of total operating expenses during the three and six months ended June 30, 2017. Costs to achieve primarily consisted of project cost support service charges from HTSU, lease termination and associated expenses, professional fees and severance costs. Excluding costs to achieve, total operating expenses during the three and six months ended June 30, 2017 declined $44 million and $19 million, respectively. The following table presents costs to achieve by financial statement line item:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$3	$3	$—	—%
Support services from HSBC affiliates	39	19	20	*
Occupancy expense, net	17	—	17	*
Other expenses	10	6	4	66.7
Total operating expenses	$69	$28	$41	*

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$8	$4	$4	100.0%
Support services from HSBC affiliates	67	17	50	*
Occupancy expense, net	17	—	17	*
Other expenses	16	10	6	60.0
Total operating expenses	$108	$31	$77	*

*	Not meaningful.
Salaries and employee benefits  Salaries and employee benefits expense increased during the three and six months ended June 30, 2017 driven by the impact of salaries expense associated with certain RBWM wealth managers which were transferred to HSBC Bank USA from HMUS support services during the third quarter of 2016 and, in the year-to-date period, higher salary related costs to achieve of $4 million as well as higher incentive compensation expense. In addition, salaries expense continues to reflect the impact of cost management efforts, including targeted staff reductions to optimize staffing and improve efficiency as well as reductions in staff performing residential mortgage servicing activities on behalf of HSBC Finance, which was more than offset by the factors described above as well as the addition of higher cost personnel associated with growth initiatives in certain businesses and the implementation of a global standards program designed to achieve the most effective financial crime risk controls and capabilities.
Support services from HSBC affiliates  Support services from HSBC affiliates was flat during the three months ended June 30, 2017 and increased in the year-to-date period largely reflecting higher costs to achieve of approximately $20 million and $50 million, respectively, which primarily consisted of severance and project cost charges from HTSU. Excluding costs to achieve, support services from HSBC affiliates declined in both periods largely due to the transfer of certain RBWM wealth managers to HSBC Bank USA from HMUS support services as discussed above. The trends in the components of support services from HSBC affiliates presented in the table above also reflect the impact of a transfer of support service personnel from HMUS to HTSU during the first quarter of 2017 which increased HTSU support services expense and decreased HMUS support services expense by approximately $25 million and $47 million during the three and six months ended June 30, 2017, respectively. A summary of the activities charged to us from various HSBC affiliates is included in Note 12, "Related Party Transactions," in the accompanying consolidated financial statements.
Occupancy expense, net  Occupancy expense increased during the three and six months ended June 30, 2017 due primarily to $17 million of costs to achieve recorded during the second quarter of 2017 associated with vacating certain office space and, to a lesser extent, the impact of extending the lease of our 452 Fifth Avenue property, including the 1 W. 39th Street building, during the second quarter of 2017. The sale and leaseback of this property in April 2010 resulted in a gain which is deferred and was being recognized over the lease term (which was ten years) due to our continuing involvement. During the second quarter of 2017, we extended the lease for an additional five years as well as the amortization of the deferred gain to reflect the new lease term. Excluding costs to achieve, occupancy expense increased slightly during the three month period due to lower amortization of the deferred gain as discussed above. In the year-to-date period, occupancy expense declined as the impact of lower amortization of the deferred gain was more than offset by lower repair and property maintenance costs.

HSBC USA Inc.

Other expenses  Other expenses decreased during the three and six months ended June 30, 2017 largely due to releases of off-balance sheet credit reserves in the current year periods compared with provisions in the prior year periods as well as lower professional fees. These decreases were partially offset by higher costs to achieve of approximately $4 million and $6 million during the three month and year-to-date periods, respectively, and, in the year-to-date period, higher miscellaneous expense and higher deposit insurance assessment fees. Higher miscellaneous expense in the year-to-date period was driven by higher litigation expense, higher operational losses largely associated with certain credit card accounts, higher travel expenses and higher losses associated with credit card fraud.
Efficiency ratio  Our efficiency ratio was 73.8 percent and 70.8 percent during the three and six months ended June 30, 2017, respectively, compared with 88.4 percent and 75.7 percent during the prior year periods. Our efficiency ratio in the 2016 periods were impacted by the change in the fair value of our own debt attributable to credit spread for which we have elected fair value option accounting which was reported as a component of total other revenues. Excluding the impact of this item, our efficiency ratio improved during the three and six months ended June 30, 2017 due primarily to higher other revenues, partially offset by lower net interest income and, in the year-to-date period, higher operating expenses.
Income taxes The following table provides an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate:

Three Months Ended June 30,	2017		2016
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$109	35.0%	$(9)	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	9	2.9	2	(7.7)
Low income housing and other tax credit investments	(6)	(1.9)	—	—
Stock based compensation(2)	(7)	(2.2)	—	—
Other	3	1.0	2	(7.7)
Total income tax expense (benefit)	$108	34.6%	$(5)	19.2%

Six Months Ended June 30,	2017		2016
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$266	35.0%	$72	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	21	2.8	8	3.9
Items affecting prior periods(1)	(9)	(1.2)	—	—
Low income housing and other tax credit investments	(12)	(1.6)	(8)	(3.9)
Stock based compensation(2)	(10)	(1.3)	—	—
Other	4.5		2	1.0
Total income tax expense (benefit)	$260	34.2%	$74	35.7%

(1)	The amounts relate to the impact of State tax rate adjustments on deferred tax assets.

(2)
As discussed more fully in Note 19, "New Accounting Pronouncements," in the accompanying consolidated financial statements, beginning January 1, 2017, all excess tax benefits and tax deficiencies for share-based payment awards are recorded within income tax expense (benefit) in the statement of income (loss).

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
The following table summarizes the impact on reported segment total assets, total deposits and profit before tax as of and for the three months and six months ended June 30, 2016:

2016
(in millions)
Increase (decrease) in segment profit before tax during the three months ended June 30:
RBWM	$(3)
CMB	2
GB&M	(73)
PB	—
CC (as compared with previously reported Other)	74

Increase (decrease) in segment profit before tax during the six months ended June 30:
RBWM	$—
CMB	6
GB&M	(81)
PB	—
CC (as compared with previously reported Other)	75

Increase (decrease) in segment total assets at June 30:
RBWM	$(645)
CMB	—
GB&M	(109,974)
PB	—
CC (as compared with previously reported Other)	110,619

Increase (decrease) in segment total deposits at June 30:
RBWM	$—
CMB	—
GB&M	(8,444)
PB	—
CC (as compared with previously reported Other)	8,444
We report financial information to our parent, HSBC, in accordance with HSBC Group accounting and reporting policies, which apply IFRS issued by the IASB and as endorsed by the EU, and, as a result, our segment results are prepared and presented using financial information prepared on the Group Reporting Basis as operating results are monitored and reviewed, trends are evaluated

HSBC USA Inc.

and decisions about allocating resources, such as employees, are primarily made on this basis. However, we continue to monitor capital adequacy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and the Group Reporting Basis as they impact our results are summarized in our 2016 Form 10-K in Note 22, "Business Segments," and under the caption "Basis of Reporting" in the MD&A section. In addition, see "Basis of Reporting" in this MD&A for discussion of significant changes in the differences between U.S. GAAP and the Group Reporting Basis impacting our results since December 31, 2016, including a new difference related to structured notes and deposits.
We continue to evaluate the financial information used to manage our businesses, including the presentation of financial data being reported to our Management and our Board. To the extent we make changes to this reporting in the future, we will evaluate any impact such changes may have on our segment reporting.
During the first half of 2017, we adopted new accounting guidance under the Group Reporting Basis which, for financial liabilities measured under the fair value option, requires recognizing the change in fair value attributable to our own credit in other comprehensive income consistent with the new accounting guidance also adopted under U.S. GAAP. The adoption of this guidance did not require periods prior to 2017 to be restated. See the discussion of the CC segment below for further details regarding the impact of adopting this guidance.
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
During first half of 2017, we continued to direct resources towards the development and delivery of premium service. Particular focus has been placed on HSBC Premier, HSBC's global banking service which offers customers a seamless international service, and HSBC Advance, a proposition directed towards the emerging affluent customer in the initial stages of wealth accumulation.
The following table summarizes the Group Reporting Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$221	$205	$16	7.8%
Other operating income	225	71	154	*
Total operating income(1)	446	276	170	61.6
Loan impairment charges (recoveries)	(3)	13	(16)	*
Net operating income	449	263	186	70.7
Operating expenses	274	262	12	4.6
Profit before tax	$175	$1	$174	*

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$434	$407	$27	6.6%
Other operating income	362	145	217	*
Total operating income(1)	796	552	244	44.2
Loan impairment charges (recoveries)	6	27	(21)	(77.8)
Net operating income	790	525	265	50.5
Operating expenses	549	515	34	6.6
Profit before tax	$241	$10	$231	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$160	$139	$21	15.1%
Mortgages, credit cards and other personal lending	68	95	(27)	(28.4)
Wealth and asset management products	31	31	—	—
Retail business banking and other(2)	187	11	176	*
Total operating income	$446	$276	$170	61.6%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Current accounts, savings and deposits	$299	$270	$29	10.7%
Mortgages, credit cards and other personal lending	146	198	(52)	(26.3)
Wealth and asset management products	64	60	4	6.7
Retail business banking and other(2)	287	24	263	*
Total operating income	$796	$552	$244	44.2%

(2)
In 2017, retail business banking and other reflects gains on the sales of Visa Class B Shares of approximately $166 million and $312 million during the three and six months ended June 30, 2017, respectively, and, in the year-to-date period, a loss on the sale of certain partially charged off residential mortgages as discussed below.

Our RBWM segment reported a higher profit before tax during the three and six months ended June 30, 2017 due to higher other operating income driven by gains on sales of Visa Class B Shares as discussed below as well as higher net interest income and lower loan impairment charges, partially offset by higher operating expenses.
Net interest income increased during the three and six months ended June 30, 2017 largely driven by higher net interest income from deposits due to higher average balances and improved spreads, partially offset by lower net interest income from lending. Net interest income from lending declined due to lower average balances driven by loan sales and a declining home equity mortgage portfolio as well as lower spreads.
During the three and six months ended June 30, 2017, we sold substantially all of our remaining Visa Class B Shares to a third party resulting in net pre-tax gains of approximately $166 million and $312 million, respectively. Excluding this item, other operating income decreased during the three and six months ended June 30, 2017 due to lower servicing fees reflecting the impact of the sale of our remaining MSRs portfolio during the fourth quarter of 2016 and, in the year-to-date period, a loss of $73 million on the sale of certain partially charged-off residential mortgages during the first quarter of 2017.
Loan impairment charges were lower during the three and six months ended June 30, 2017 driven by continued improvements in economic and credit conditions as well as lower loss estimates associated with lower outstanding loan balances. These decreases were partially offset by the non-recurrence of a release of reserves recorded in the second quarter of 2016 driven by improved loss estimates associated with certain home equity mortgages and, in the prior year-to-date period, a release of reserves related to residential mortgages serviced by others as a result of updated information regarding the underlying loan characteristics reported by the servicers.
Operating expenses increased during the three and six months ended June 30, 2017 due primarily to the addition of personnel associated with growth initiatives and higher expense associated with certain RBWM wealth managers which were transferred to HSBC Bank USA from HMUS during the third quarter of 2016, partially offset by lower corporate function cost allocations from affiliates. Also contributing to the increase in the year-to-date period was higher operational losses largely associated with certain credit card accounts, higher outside services expense due in part to activities related to the sale of residential mortgages discussed above and the non-recurrence of gains recorded in the prior year associated with a litigation matter and our expectation of compensatory fees payable to government sponsored enterprises ("GSEs").
Commercial Banking  CMB offers a full range of commercial financial services and tailored solutions to enable clients to grow their businesses, focusing on key markets with high concentrations of international connectivity.
Total quarter-to-date average loans outstanding, including loans held for sale, decreased 11 percent as compared with the second quarter of 2016 as we focused efforts on improving returns. Total quarter-to-date average deposits outstanding were flat compared with the second quarter of 2016.

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$181	$185	$(4)	(2.2)%
Other operating income	52	55	(3)	(5.5)
Total operating income(1)	233	240	(7)	(2.9)
Loan impairment charges (recoveries)	(5)	19	(24)	*
Net operating income	238	221	17	7.7
Operating expenses	141	153	(12)	(7.8)
Profit before tax(2)	$97	$68	$29	42.6%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$361	$375	$(14)	(3.7)%
Other operating income	104	117	(13)	(11.1)
Total operating income(1)	465	492	(27)	(5.5)
Loan impairment charges (recoveries)	(41)	31	(72)	*
Net operating income	506	461	45	9.8
Operating expenses	280	300	(20)	(6.7)
Profit before tax(2)	$226	$161	$65	40.4%

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$111	$123	$(12)	(9.8)%
Global Liquidity and Cash Management, current accounts and savings deposits	104	92	12	13.0
Global Trade and Receivables Finance	13	13	—	—
Investment banking products and other	5	12	(7)	(58.3)
Total operating income	$233	$240	$(7)	(2.9)%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Lending and Transaction Management	$217	$252	$(35)	(13.9)%
Global Liquidity and Cash Management, current accounts and savings deposits	198	187	11	5.9
Global Trade and Receivables Finance	27	26	1	3.8
Investment banking products and other	23	27	(4)	(14.8)
Total operating income	$465	$492	$(27)	(5.5)%

(2)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $22 million and $44 million of profit before tax from the CMB segment to the GB&M segment during the three and six months ended June 30, 2016, respectively, to conform with the current year presentation.

Our CMB segment reported a higher profit before tax during the three and six months ended June 30, 2017 due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income.
Net interest income was lower during the three and six months ended June 30, 2017 due to lower loan balances largely reflecting the sale of certain commercial real estate loans during the second quarter of 2016 as well as paydowns and maturities exceeding new loan originations as we focused efforts on improving returns.

HSBC USA Inc.

Other operating income decreased during the three and six months ended June 30, 2017 due primarily to lower credit facilities fees reflecting the impact of lower commercial lending activity compared with the prior year periods and, in the year-to-date period, the non-recurrence of gains recorded in the first quarter of 2016 from asset sales in commercial real estate.
Loan impairment charges improved during the three and six months ended June 30, 2017 due primarily to releases in credit loss reserves recorded in the current year periods reflecting improvements in credit conditions associated with certain client relationships, including oil and gas industry clients in the year-to-date period, as well as releases of reserves due to paydowns and maturities exceeding new loan originations compared with loan impairment charges recorded in the prior year periods associated with downgrades reflecting weaknesses in the financial condition of certain client relationships at that time.
Operating expenses declined during the three and six months ended June 30, 2017 driven by lower deposit insurance assessment fees and the impact of targeted staff reductions during 2016.
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
The following table summarizes the Group Reporting Basis results for our GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$156	$158	$(2)	(1.3)%
Other operating income	153	155	(2)	(1.3)
Total operating income(1)	309	313	(4)	(1.3)
Loan impairment charges (recoveries)	(2)	149	(151)	*
Net operating income	311	164	147	89.6
Operating expenses	232	246	(14)	(5.7)
Profit (loss) before tax(2)	$79	$(82)	$161	*

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$308	$307	$1.3%
Other operating income	274	415	(141)	(34.0)
Total operating income(1)	582	722	(140)	(19.4)
Loan impairment charges (recoveries)	(37)	354	(391)	*
Net operating income	619	368	251	68.2
Operating expenses	435	469	(34)	(7.2)
Profit (loss) before tax(2)	$184	$(101)	$285	*

*	Not meaningful.

HSBC USA Inc.

(1)	The following table summarizes the impact of key activities on the total operating income of our GB&M segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit	$2	$20	$(18)	(90.0)%
Rates	5	12	(7)	(58.3)
Foreign Exchange and Metals	59	65	(6)	(9.2)
Equities	2	13	(11)	(84.6)
Total Global Markets	68	110	(42)	(38.2)
Global Banking	76	84	(8)	(9.5)
Global Liquidity and Cash Management	130	109	21	19.3
Securities Services	11	6	5	83.3
Global Trade and Receivables Finance	13	16	(3)	(18.8)
Credit and funding valuation adjustments	12	(14)	26	*
Other(3)	(1)	2	(3)	*
Total operating income	$309	$313	$(4)	(1.3)%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Credit	$10	$34	$(24)	(70.6)%
Rates	44	41	3	7.3
Foreign Exchange and Metals	136	124	12	9.7
Equities	14	17	(3)	(17.6)
Total Global Markets	204	216	(12)	(5.6)
Global Banking	132	168	(36)	(21.4)
Global Liquidity and Cash Management	248	220	28	12.7
Securities Services	17	11	6	54.5
Global Trade and Receivables Finance	25	34	(9)	(26.5)
Credit and funding valuation adjustments	(36)	64	(100)	*
Other(3)	(8)	9	(17)	*
Total operating income	$582	$722	$(140)	(19.4)%

(2)
During the fourth quarter of 2016, we transferred certain client relationships from CMB to GB&M as discussed further in Note 22, "Business Segments," in our 2016 Form 10-K. As a result, we reclassified $22 million and $44 million of profit before tax from the CMB segment to the GB&M segment during the three months and six months ended June 30, 2016, respectively, to conform with the current year presentation.

(3)	Other includes corporate funding charges and net interest income on capital held in the business and not assigned to products.
Our GB&M segment reported improved profit before tax during the three and six months ended June 30, 2017 due primarily to lower loan impairment charges and lower operating expenses, partially offset by lower other operating income.
Credit revenue declined during the three and six months ended June 30, 2017 due to lower revenue from collateralized financing related activity.
Revenue from Rates decreased during the three months ended June 30, 2017 due to lower new deal activity on interest rate swaps. This decrease was more than offset in the year-to-date period by favorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits.
Foreign Exchange and Metals revenue decreased during the three months ended June 30, 2017 primarily due to lower client trading activity within Foreign Exchange. This decrease was more than offset in the year-to-date period by higher Metals client related activity and improvements in Foreign Exchange trading volumes and price volatility.
The decrease in Equities revenue during the three and six months ended June 30, 2017 was due primarily to unfavorable movements related to the economic hedging of interest rate and other risks within our structured notes and deposits.
Global Banking revenue decreased during the three and six months ended June 30, 2017 due to lower net interest income driven by lower loan balances and lower event financing fees which were partially offset by lower losses associated with credit default swap protection which largely reflects the hedging of a single client exposure.

HSBC USA Inc.

Global Liquidity and Cash Management revenue increased during the three and six months ended June 30, 2017 driven by higher net interest income due to the favorable impact of higher short-term market rates as well as an increase in high quality deposit balances, partially offset by decreased fee income due to lower transaction volumes.
Securities Services revenue increased during the three and six months ended June 30, 2017 driven by higher revenue from new direct custody and clearing client activity as well as higher net interest income due to the favorable impact of higher short-term market rates.
Global Trade and Receivables Finance revenue was lower during the three and six months ended June 30, 2017 reflecting a decline in receivables financing products, partially offset by higher guarantee and standby letter of credit fees.
Credit and funding valuation adjustments were favorable during the three months ended June 30, 2017 and unfavorable in the year-to-date period attributable primarily to movements in our own credit spreads within our structured notes and deposits and, to a lesser extent, our derivative liability balances.
Other revenue decreased during the three and six months ended June 30, 2017 reflecting higher corporate funding charges and, in the year-to-date period, an inducement fee paid to a third party in the first quarter of 2017 associated with the sale of a portion of our portfolio of residual interests in real estate mortgage investment conduits.
Loan impairment charges improved during the three and six months ended June 30, 2017 reflecting releases in credit loss reserves recorded in the current year periods compared with loan impairment charges recorded in the prior year periods. The releases of loss reserves in the current year periods reflects improvements in credit conditions associated with certain client relationships, including a single mining client relationship in the year-to-date period, as well as releases of reserves due to paydowns, sales and maturities exceeding new loan originations as we continue to focus efforts on improving returns. In the prior year periods, loan impairment charges were driven primarily by the downgrade of the single mining client relationship and, in the year-to-date period, other downgrades reflecting weakness in the financial condition of certain clients at that time, including oil and gas, mining and other industry loan exposures. Loan impairment charges associated with oil and gas industry loan exposures in the prior year-to-date period were largely due to the downgrade of a large client relationship and the establishment of specific reserves related to two large loans which became impaired.
Operating expenses were lower during the three and six months ended June 30, 2017 due primarily to lower corporate function cost allocations from affiliates, partially offset by higher deposit insurance assessment fees.
Private Banking  PB serves high net worth and ultra-high net worth individuals and families with complex needs domestically and abroad.
Client deposit levels decreased $3,428 million or 25 percent as compared with June 30, 2016 while total loans were relatively flat. Overall period end client assets were $724 million lower than June 30, 2016 largely driven by lower client deposit levels which were negatively impacted by client outflows during 2016.
The following table provides additional information regarding client assets during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30,	2017	2016
	(in millions)
Client assets at beginning of period	$40,462	$42,716
Net new money (outflows)	129	(836)
Value change	1,416	851
Client assets at end of period	$42,007	$42,731

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our PB segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$56	$49	$7	14.3%
Other operating income	21	22	(1)	(4.5)
Total operating income	77	71	6	8.5
Loan impairment charges (recoveries)	1	—	1	*
Net operating income	76	71	5	7.0
Operating expenses	63	59	4	6.8
Profit before tax	$13	$12	$1	8.3%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income	$109	$100	$9	9.0%
Other operating income	42	45	(3)	(6.7)
Total operating income	151	145	6	4.1
Loan impairment charges (recoveries)	3	(1)	4	*
Net operating income	148	146	2	1.4
Operating expenses	124	117	7	6.0
Profit before tax	$24	$29	$(5)	(17.2)%

*	Not meaningful.
Our PB segment profit before tax was relatively flat during the three months ended June 30, 2017 and was lower in the year-to-date period due to lower other operating income, higher loan impairment charges and higher operating expenses, partially offset by higher net interest income.
Net interest income was higher during the three and six months ended June 30, 2017 due to improved spreads reflecting the impact of favorable market rates.
Other operating income was relatively flat during the three months ended June 30, 2017 and decreased in the year-to-date period due to lower fees and commissions reflecting a decline in managed and investment product balances.
Loan impairment charges were relatively flat during the three months ended June 30, 2017 and increased in the year-to-date period. The increase in the year-to-date period reflects loan impairment charges in the current year related to the mortgage portfolio compared with releases of reserves in the prior year due to paydowns.
Operating expenses increased during the three and six months ended June 30, 2017 reflecting higher litigation expense, higher staff costs and higher deposit insurance assessment fees which were partially offset by lower corporate function cost allocations from affiliates.
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

HSBC USA Inc.

The following table summarizes the Group Reporting Basis results for our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income (expense)	$(7)	$46	$(53)	*
Gain (loss) on own fair value option debt attributable to credit spread	—	(41)	41	100.0%
Other operating income	78	63	15	23.8
Total operating income(1)	71	68	3	4.4
Loan impairment charges (recoveries)	—	(4)	4	100.0
Net operating income	71	72	(1)	(1.4)
Operating expenses	125	85	40	47.1
Profit (loss) before tax	$(54)	$(13)	$(41)	*

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Net interest income (expense)	$1	$90	$(89)	(98.9)%
Gain (loss) on own fair value option debt attributable to credit spread	—	108	(108)	(100.0)
Other operating income	172	67	105	*
Total operating income(1)	173	265	(92)	(34.7)
Loan impairment charges (recoveries)	(1)	(2)	1	50.0
Net operating income	174	267	(93)	(34.8)
Operating expenses	235	133	102	76.7
Profit (loss) before tax	$(61)	$134	$(195)	*

*	Not meaningful.

(1)	The following table summarizes the impact of key activities on the total operating income of our CC segment:

			Increase (Decrease)
Three Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$55	$64	$(9)	(14.1)%
Legacy structured credit products	21	20	1	5.0
Legacy residential mortgage activities(3)	6	7	(1)	(14.3)
Other(4)	(11)	(23)	12	52.2
Total operating income	$71	$68	$3	4.4%

			Increase (Decrease)
Six Months Ended June 30,	2017	2016	Amount	%
	(dollars are in millions)
Balance Sheet Management(2)	$133	$102	$31	30.4%
Legacy structured credit products	24	(2)	26	*
Legacy residential mortgage activities(3)	26	15	11	73.3
Other(4)	(10)	150	(160)	*
Total operating income	$173	$265	$(92)	(34.7)%

(2)
Balance Sheet Management includes gains on the sale of securities of $18 million and $21 million in the three and six months ended June 30, 2017, respectively, compared with $36 million and $62 million in the three and six months ended June 30, 2016, respectively.

(3)
Reflects fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance and revenue associated with certain residential mortgage loans that we previously purchased from HSBC Finance.

(4)	In 2016, other includes the gain (loss) on own fair value option debt attributable to credit spread.

HSBC USA Inc.

Excluding the impact of the gain on own fair value option debt attributable to credit spread during the three and six months ended June 30, 2016, our CC segment profit before tax remained lower during the three and six months ended June 30, 2017 primarily due to lower net interest income and higher operating expenses, partially offset by higher other operating income.
Net interest income was lower during the three and six months ended June 30, 2017 driven largely by lower corporate funding charges to the businesses, due in part to the impact of the liquidity framework we adopted in preparation for the planned implementation of the Net Stable Funding Ratio ("NSFR") which provides a temporary cap on the net liquidity charge to GB&M until the NSFR becomes effective. See "Risk Management" in this MD&A for additional discussion of NSFR.
Other operating income was higher during the three and six months ended June 30, 2017 reflecting higher income associated with fair value hedge ineffectiveness, the improved performance of economic hedge positions used to manage interest rate risk and, in the year-to-date period, fees of $28 million received from HSBC Finance associated with the prepayment of its loan during the first quarter of 2017, improved valuation adjustments on our legacy structured credit products and a gain of $15 million recorded during the first quarter of 2017 from the sale of certain residential mortgages that we previously purchased from HSBC Finance. These increases were partially offset in both periods by lower gains from asset sales in Balance Sheet Management and lower fees associated with residential mortgage servicing activities performed on behalf of HSBC Finance.
Operating expenses increased during the three and six months ended June 30, 2017 largely reflecting higher costs to achieve of approximately $38 million and $67 million during the three month and year-to-date periods, respectively. Excluding costs to achieve, operating expenses remained higher in both periods reflecting higher corporate function cost allocations, partially offset by the favorable impact of cost management efforts, including staff optimization in our technology and support service functions.
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

HSBC USA Inc.

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
Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption "Critical Accounting Policies and Estimates" and in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K. Our approach toward credit risk management is summarized under the caption "Risk Management" in our 2016 Form 10-K. There have been no significant revisions to our policies or methodologies during the first half of 2017.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2017	March 31, 2017	December 31, 2016
	(dollars are in millions)
Allowance for credit losses	$848	$921	$1,017
Ratio of Allowance for credit losses to:
Loans:(1)
Commercial:
Non-affiliates	1.66%	1.72%	1.83%
Affiliates	—	—	—
Total commercial	1.61	1.69	1.72
Consumer:
Residential mortgages	.12	.14	.15
Home equity mortgages	.93	1.26	1.42
Credit cards	4.64	4.80	4.94
Other consumer	1.18	1.57	1.83
Total consumer	.34	.40	.44
Total	1.25%	1.32%	1.38%
Net charge-offs:(2)
Commercial(3)	679%	2,278%	463%
Consumer	239	200	132
Total	593%	1,212%	381%
Nonperforming loans:(1)(4)
Commercial	101%	112%	118%
Consumer	13	15	17
Total	66%	72%	77%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Ratio at June 30, 2017 and March 31, 2017 reflects year-to-date net charge-offs, annualized. Ratio at December 31, 2016 reflects full year net charge-offs.

(3)
Our commercial net charge-off coverage ratio for the year-to-date periods ended June 30, 2017 and March 31, 2017 and year ended December 31, 2016 was 81 months, 273 months and 56 months, respectively. The net charge-off coverage ratio represents the commercial allowance for credit losses at period end divided by average monthly commercial net charge-offs during the period.

(4)
Represents our commercial and consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more.

See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for a rollforward of credit losses by general loan categories for the three and six months ended June 30, 2017 and 2016.
The allowance for credit losses at June 30, 2017 decreased $73 million or 8 percent as compared with March 31, 2017 and decreased $169 million or 17 percent as compared with December 31, 2016 due to lower loss estimates in both our commercial and consumer loan portfolios.
Our commercial allowance for credit losses decreased $62 million or 7 percent as compared with March 31, 2017 and decreased $149 million or 16 percent as compared with December 31, 2016 largely due to managed reductions in certain exposures, including the sale of a large impaired oil and gas industry loan during the second quarter of 2017, improvements in credit conditions associated with certain client relationships, including a single mining client relationship as compared with December 31, 2016, as well as releases of reserves due to paydowns and maturities exceeding new loan originations as we continue to focus efforts on improving returns.
Our consumer allowance for credit losses decreased $11 million or 14 percent as compared with March 31, 2017 and decreased $20 million or 23 percent as compared with December 31, 2016 driven by continued improvements in economic and credit conditions as well as lower loss estimates associated with lower outstanding balances.

HSBC USA Inc.

Our residential mortgage loan allowance for credit losses in all periods reflects consideration of risk factors relating to trends such as recent portfolio performance as compared with average roll rates and economic uncertainty, including housing market trends as well as second lien exposure.
The allowance for credit losses as a percentage of total loans at June 30, 2017 decreased as compared with both March 31, 2017 and December 31, 2016 due to decreases in both the commercial loan and consumer loan percentages for the reasons discussed above.
The allowance for credit losses as a percentage of net charge-offs decreased as compared with March 31, 2017 due to higher dollars of net charge-offs in the ratio for our commercial loan portfolio largely driven by the sale of a large impaired oil and gas industry loan during the second quarter of 2017 as well as a decrease in our overall allowance for credit losses for the reasons discussed above which were partially offset by lower dollars of net charge-offs in the ratio for our consumer loan portfolio. As compared with December 31, 2016, the allowance for credit losses as a percentage of net charge-offs increased due to lower dollars of net charge-offs in the ratio for both our commercial and consumer loan portfolios, partially offset by a decrease in our overall allowance for credit losses for the reasons discussed above. Lower dollars of net charge-offs as compared with December 31, 2016 reflect lower charge-offs associated with oil and gas industry loan exposures and the non-recurrence of charge-offs recorded in 2016 associated with transfers of residential mortgages to held for sale.
The following table presents the allowance for credit losses by major loan categories, excluding loans held for sale:

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	June 30, 2017		March 31, 2017		December 31, 2016
	(dollars are in millions)
Commercial(1)	$781	71.4%	$843	71.8%	$930	73.4%
Consumer:
Residential mortgages	20	25.2	24	24.7	26	23.3
Home equity mortgages	12	1.9	17	1.9	20	1.9
Credit cards	30	1.0	31.9		34.9
Other consumer	5.6		6.6		7.5
Total consumer	67	28.6	78	28.2	87	26.6
Total	$848	100.0%	$921	100.0%	$1,017	100.0%

(1)	See Note 5, "Allowance for Credit Losses," in the accompanying consolidated financial statements for components of the commercial allowance for credit losses.
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

	June 30, 2017	March 31, 2017	December 31, 2016
	(in millions)
Off-balance sheet credit risk reserve	$114	$122	$134
The decrease in off-balance sheet reserves at June 30, 2017 as compared with both March 31, 2017 and December 31, 2016 reflects lower outstanding exposure. Off-balance sheet exposures are summarized under the caption "Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations" in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale ("delinquency ratio"):

	June 30, 2017	March 31, 2017	December 31, 2016
	(dollars are in millions)
Delinquent loans:
Commercial	$68	$79	$90
Consumer:
Residential mortgages(1)(2)	442	434	765
Home equity mortgages(1)(2)	38	40	46
Credit cards	11	12	14
Other consumer	8	10	11
Total consumer	499	496	836
Total	$567	$575	$926
Delinquency ratio:
Commercial	.14%	.16%	.16%
Consumer:
Residential mortgages(1)(2)	2.57	2.51	4.23
Home equity mortgages(1)(2)	2.96	2.98	3.26
Credit cards	1.70	1.86	2.03
Other consumer	1.63	2.20	2.43
Total consumer	2.54	2.51	4.05
Total	.82%	.82%	1.22%

(1)
At June 30, 2017, March 31, 2017 and December 31, 2016, consumer mortgage loan delinquency includes $368 million, $395 million and $711 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less costs to sell, including $39 million, $41 million and $358 million, respectively, relating to loans held for sale.

(2)The following table reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and adjustable rate mortgage loans:

	June 30, 2017	March 31, 2017	December 31, 2016
	(dollars are in millions)
Dollars of delinquent loans:
Interest-only loans	$41	$25	$46
ARM loans	147	121	237
Delinquency ratio:
Interest-only loans	1.18%	.70%	1.28%
ARM loans	1.24	1.01	1.94
Compared with March 31, 2017 and December 31, 2016, our two-months-and-over contractual delinquency ratio was flat and decreased 40 basis points, respectively, as lower dollars of delinquency were offset in the three month period and partially offset in the year-to-date period by lower outstanding loan balances, primarily in our commercial loan portfolio.
Compared with both March 31, 2017 and December 31, 2016, our commercial loan two-months-and-over contractual delinquency decreased 2 basis points as lower dollars of delinquency due to improved collections and managed reductions in certain exposures were partially offset by lower outstanding loan balances.
Our consumer loan two-month-and-over contractual delinquency ratio increased 3 basis points and decreased 151 basis points compared with March 31, 2017 and December 31, 2016, respectively. The increase as compared with March 31, 2017 reflects lower outstanding loan balances while dollars of delinquency were relatively flat. Compared with December 31, 2016, lower outstanding loan balances were more than offset by lower dollars of delinquency driven by the sale of certain residential mortgages during the first quarter of 2017 as well as continued improvements in economic and credit conditions.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percentage of average loans, excluding loans held for sale, ("net charge-off ratio"):

	June 30, 2017	March 31, 2017	June 30, 2016
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Real estate, including construction	$2	$1	$—
Business and corporate banking	—	9	8
Global banking	45	(1)	78
Other commercial	1	—	—
Total commercial	48	9	86
Consumer:
Residential mortgages	(4)	2	(2)
Home equity mortgages	1	1	—
Credit cards	7	6	7
Other consumer	—	1	3
Total consumer	4	10	8
Total	$52	$19	$94
Net Charge-off Ratio:
Commercial:
Real estate, including construction	.08%	.04%	—%
Business and corporate banking	—	.28	.22
Global banking	.81	(.02)	1.14
Other commercial	.10	—	—
Total commercial	.39	.07	.57
Consumer:
Residential mortgages	(.09)	.04	(.05)
Home equity mortgages	.30	.29	—
Credit cards	4.34	3.65	4.23
Other consumer	—	1.03	2.87
Total consumer	.08	.20	.16
Total	.30%	.10%	.47%
 Our net charge-off ratio as a percentage of average loans for the quarter ended June 30, 2017 increased 20 basis points compared with the quarter ended March 31, 2017 due to higher levels of net charge-offs in our commercial loan portfolio largely driven by the sale of a large impaired oil and gas industry loan during the second quarter of 2017, partially offset by lower levels of net charge-offs in our consumer loan portfolio.
Compared with the quarter ended June 30, 2016, our net charge-off ratio as a percentage of average loans decreased 17 basis points due to lower levels of net charge-offs in our commercial loan portfolio largely driven by lower charge-offs associated with oil and gas industry loan exposures and, to a lesser extent, slightly lower levels of net charge-offs in our consumer loan portfolio.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets consisted of the following:

	June 30, 2017	March 31, 2017	December 31, 2016
	(in millions)
Nonaccrual loans:
Commercial:
Real estate, including construction	$50	$53	$56
Business and corporate banking	188	208	187
Global banking	537	490	546
Other commercial	—	1	1
Commercial nonaccrual loans held for sale	29	5	11
Total commercial	804	757	801
Consumer:
Residential mortgages(1)(2)(3)	432	446	435
Home equity mortgages(1)(2)	70	71	75
Consumer nonaccrual loans held for sale	34	39	369
Total consumer	536	556	879
Total nonaccruing loans	1,340	1,313	1,680
Accruing loans contractually past due 90 days or more:
Commercial:
Business and corporate banking	1	1	1
Total commercial	1	1	1
Consumer:
Credit cards	8	9	10
Other consumer	6	7	7
Total consumer	14	16	17
Total accruing loans contractually past due 90 days or more	15	17	18
Total nonperforming loans	1,355	1,330	1,698
Other real estate owned(4)	20	24	27
Total nonperforming assets	$1,375	$1,354	$1,725

(1)
At June 30, 2017, March 31, 2017 and December 31, 2016, nonaccrual consumer mortgage loans held for investment include $383 million, $396 million and $382 million, respectively, of loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

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

(4)	Includes $1 million or less of commercial other real estate owned at June 30, 2017, March 31, 2017 and December 31, 2016.
Nonaccrual loans at June 30, 2017 increased as compared with March 31, 2017 due to higher levels of commercial nonaccrual loans primarily due to the downgrade of a large oil and gas industry loan, partially offset by lower levels of consumer nonaccrual loans due to continued improvements in economic and credit conditions. As compared with December 31, 2016, nonaccrual loans decreased due to lower levels of consumer nonaccrual loans driven largely by the sale of certain residential mortgages during the first quarter of 2017 while commercial nonaccrual loans remained relatively flat. Accruing loans past due 90 days or more remained relatively flat compared with both March 31, 2017 and December 31, 2016.
Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, "Summary of Significant Accounting Policies and New Accounting Pronouncements," in our 2016 Form 10-K.
Impaired Commercial Loans  See Note 4, "Loans," in the accompanying consolidated financial statements for information regarding impaired loans, including TDR Loans as well as certain other commercial credit quality indicators. Commercial impaired loans were relatively flat as compared with March 31, 2017 and decreased as compared with December 31, 2016. The decrease as compared with December 31, 2016 was largely due to managed reductions in certain exposures and paydowns, partially offset by the downgrade of a large oil and gas industry loan.

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
The following table summarizes the balances of interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2017 and December 31, 2016. Each category is not mutually exclusive and loans may appear in more than one category below.

	June 30, 2017	December 31, 2016
	(in millions)
Interest-only residential mortgage and home equity mortgage loans	$3,488	$3,589
ARM loans(1)	11,896	12,219

(1)	During the remainder of 2017 and during 2018, approximately $334 million and $817 million, respectively, of the ARM loans will experience their first interest rate reset.
The following table summarizes the concentrations of first and second liens within the outstanding residential mortgage and home equity mortgage portfolios. Amounts in the table exclude residential mortgage loans held for sale of $78 million and $890 million at June 30, 2017 and December 31, 2016, respectively, and home equity mortgage loans held for sale of $4 million at December 31, 2016.

	June 30, 2017	December 31, 2016
	(in millions)
Closed end:
First lien	$17,119	$17,181
Second lien	56	64
Revolving(1)	1,229	1,344
Total	$18,404	$18,589

(1)	A majority of revolving are second lien mortgages.

HSBC USA Inc.

Geographic Concentrations The following table reflects regional exposure at June 30, 2017 and December 31, 2016 for our real estate secured loan portfolios:

	Commercial Real Estate, including Construction Loans	Residential Mortgages and Home Equity Mortgages
June 30, 2017
New York State	31.8%	32.1%
California	20.6	41.5
North Central United States	3.6	2.6
North Eastern United States, excluding New York State	7.6	8.3
Southern United States	26.6	11.0
Western United States, excluding California	7.0	4.5
Mexico	2.8	—
Total	100.0%	100.0%
December 31, 2016
New York State	30.8%	32.0%
California	20.9	39.0
North Central United States	3.2	3.6
North Eastern United States, excluding New York State	8.3	8.8
Southern United States	26.8	12.0
Western United States, excluding California	6.9	4.6
Mexico	3.1	—
Total	100.0%	100.0%

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
The table below presents total credit risk exposure calculated using the Basel III Standardized Approach regulatory capital rules published by U.S. banking regulatory agencies which includes the net positive mark-to-market of the derivative contracts plus any adjusted potential future exposure as measured in reference to the notional amount. The regulatory capital rules recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk-weighted assets when netting requirements have been met and collateral exists. As a result, risk-weighted amounts for regulatory capital purposes are a portion of the original gross exposures. However, many contracts contain provisions that allow us to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the regulatory capital rules.

	June 30, 2017	December 31, 2016
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$28,188	$30,339
Less: collateral held against exposure	7,212	7,733
Net credit risk exposure	$20,976	$22,606

Liquidity and Capital Resources

Effective liquidity management is defined as ensuring we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans. See "Risk Management" in this MD&A for further discussion of our approach towards liquidity risk management, including information regarding the key measures employed to define, monitor and control our liquidity and funding risk. During the first half of 2017, marketplace liquidity continued to remain available for most sources of funding.

HSBC USA Inc.

As previously reported, as a result of the adoption of the final rules by the U.S. banking regulators implementing the Basel III regulatory capital and liquidity reforms from the Basel Committee, together with the impact of similar implementation by U.K. banking regulators, we continue to review the composition of our capital structure.
Interest Bearing Deposits with Banks totaled $30,146 million and $20,238 million at June 30, 2017 and December 31, 2016, respectively, of which $28,457 million and $18,833 million, respectively, were held with the Federal Reserve Bank. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Surplus interest bearing deposits with the Federal Reserve Bank may be deployed into securities purchased under agreements to resell or other investments depending on market conditions and the opportunity to maximize returns.
Federal Funds Sold and Securities Purchased under Agreements to Resell totaled $18,586 million and $30,023 million at June 30, 2017 and December 31, 2016, respectively. Balances may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity.
Trading Assets includes securities totaling $8,605 million and $10,667 million at June 30, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Securities includes securities available-for-sale and securities held-to-maturity totaling $45,749 million and $49,719 million at June 30, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on trends.
Short-Term Borrowings totaled $8,882 million and $5,101 million at June 30, 2017 and December 31, 2016, respectively. See "Balance Sheet Review" in this MD&A for further analysis and discussion on short-term borrowing trends.
Deposits totaled $117,143 million and $129,248 million at June 30, 2017 and December 31, 2016, respectively, which included $94,210 million and $98,671 million, respectively, of core deposits as calculated in accordance with FFIEC guidelines. See "Balance Sheet Review" in this MD&A for further analysis and discussion on deposit trends.
Long-Term Debt decreased to $37,445 million at June 30, 2017 from $37,739 million at December 31, 2016. The following table presents the maturities of long-term debt at June 30, 2017:

(in millions)
2017	$2,240
2018	10,187
2019	4,835
2020	6,636
2021	3,515
Thereafter	10,032
Total	$37,445
The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2017 and 2016:

Six Months Ended June 30,	2017	2016
	(in millions)
Long-term debt issued	$2,828	$2,559
Long-term debt repaid	(3,688)	(1,464)
Net long-term debt issued (repaid)	$(860)	$1,095
See "Balance Sheet Review" in this MD&A for further analysis and discussion on long-term debt trends, including additional information on debt issued and repaid during the six months ended June 30, 2017.
Under our shelf registration statement on file with the SEC, we may issue certain securities including debt securities and preferred stock. We satisfy the eligibility requirements for designation as a "well-known seasoned issuer," which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue under the registration statement is limited by the authority granted by the Board of Directors. At June 30, 2017, we were authorized to issue up to $36,000 million, of which $13,764 million was available. HSBC Bank USA has a $40,000 million Global Bank Note Program that provides for the issuance of subordinated and senior notes, of which $15,724 million was available at June 30, 2017.
As a member of the FHLB and the Federal Reserve Bank of New York, we have secured borrowing facilities which are collateralized by loans and investment securities. At June 30, 2017, long-term debt included $4,900 million of borrowings from the FHLB facility. Based upon the amounts pledged as collateral under these facilities, we have additional borrowing capacity of up to $14,881 million.

HSBC USA Inc.

Preferred Equity  See Note 17, "Preferred Stock," in our 2016 Form 10-K for information regarding all outstanding preferred share issues.
Common Equity  During the six months ended June 30, 2017, HSBC USA did not receive any cash capital contributions from its parent, HSBC North America and did not make any capital contributions to its subsidiary, HSBC Bank USA.
Selected Capital Ratios  In managing capital, we develop targets for common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets, Tier 1 capital to adjusted quarterly average assets (i.e., the "Tier 1 leverage ratio") and Tier 1 capital to total leverage exposure (i.e., the "supplementary leverage ratio" or "SLR"). Capital targets are reviewed at least semi-annually to ensure they reflect our business mix and risk profile, as well as real-time conditions and circumstances. The following table summarizes HSBC USA's Basel III transitional and fully phased-in capital ratios calculated as of June 30, 2017 and December 31, 2016:

	Transitional		Fully Phased-In
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	15.3%	13.7%	15.1%	13.2%
Tier 1 capital to risk-weighted assets	16.3	14.5	16.2	14.2
Total capital to risk-weighted assets	19.9	18.3	19.5	17.5
Tier 1 capital to adjusted quarterly average assets (Tier 1 leverage ratio)(1)	9.6	9.2	9.5	9.1
Tier 1 capital to total leverage exposure (supplementary leverage ratio)(2)	7.3	6.5	7.3	6.5

(1)
Adjusted quarterly average assets, the Tier 1 leverage ratio denominator, reflects quarterly average assets adjusted for amounts permitted to be deducted from Tier 1 capital for the three months ended June 30, 2017 and December 31, 2016, respectively.

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
Regulatory capital requirements are based on the amount of capital required to be held, as defined by regulations, and the amount of risk-weighted assets, also calculated based on regulatory definitions. Economic Capital is a proprietary measure to estimate unexpected loss at the 99.95 percent confidence level over a 1-year time horizon. Economic Capital is compared to a calculation of available capital resources to assess capital adequacy as part of the ICAAP.
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
In 2015, the Financial Stability Board ("FSB") issued its final standards for TLAC requirements for G-SIBs. In December 2016, the FRB adopted final rules implementing the FSB's TLAC standard in the United States. The rules require, among other things, the U.S. IHCs of non U.S. G-SIBs, including HSBC North America, to maintain minimum amounts of TLAC which would include minimum levels of Tier 1 capital and long-term debt satisfying certain eligibility criteria, and a related TLAC buffer commencing January 1, 2019, without the benefit of a phase-in period. The TLAC rules also include 'clean holding company requirements' that impose limitations on the types of financial transactions that HSBC North America could engage in. The FSB's TLAC standard and the FRB's TLAC rules represent a significant expansion of the current regulatory capital framework. To support compliance when the TLAC rules become effective, HSBC North America has issued long-term debt and will be required to issue additional long-term debt in future periods.
In 2015, HSBC submitted its required resolution plan to the FRB and the FDIC under the Dodd-Frank Act (the Systemically Important Financial Institution Plan or "SIFI Plan") and HSBC Bank USA submitted its required resolution plan under the Federal

HSBC USA Inc.

Deposit Insurance Act (the Insured Depository Institution Plan or "IDI Plan"). HSBC Bank USA has been advised that the next submission date for an update to its IDI Plan will be July 1, 2018. HSBC has not received formal feedback from the FRB on the 2015 SIFI Plan.
Capital Planning and Stress Testing U.S. bank holding companies with $50 billion or more in total consolidated assets, including HSBC North America, are required to comply with the FRB's capital plan rule and CCAR program, as well as the annual supervisory stress tests conducted by the FRB, and the semi-annual company-run stress tests as required under DFAST. As part of the CCAR process, the FRB undertakes a supervisory assessment of bank holding companies on their capital adequacy, internal capital adequacy assessment process and plans for capital distributions. The FRB can object to a capital plan for qualitative or quantitative reasons, in which case the company cannot make capital distributions (with the exception of those that may have already received a non-objection in the previous year) without specific FRB approval. HSBC North America participates in the CCAR and DFAST programs of the FRB and submitted its latest CCAR capital plan and annual company-run DFAST results in April 2017. HSBC Bank USA is subject to the OCC's DFAST requirements, which require certain banks to conduct annual company-run stress tests, and submitted its latest annual DFAST results in April 2017. The company-run stress tests are forward looking exercises to assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse scenarios provided by the FRB and the OCC for the annual exercise, and internally developed scenarios for both the annual and mid-cycle exercises, on the financial condition and capital adequacy of a bank-holding company or bank over a nine quarter planning horizon. In January 2017, the FRB announced that so-called "large and noncomplex" firms, which are firms with less than $250 billion in total consolidated assets and less than $75 billion in total nonbanking assets, are exempt from the CCAR qualitative assessment. HSBC North America does not currently fall into the category of "large and noncomplex" and, therefore, remained subject to the qualitative review in the 2017 CCAR cycle.
HSBC North America and HSBC Bank USA are required to disclose the results of their annual DFAST under the FRB and OCC’s severely adverse stress scenario and HSBC North America is required to disclose the results of its mid-cycle DFAST under its internally developed severely adverse stress scenario. In June 2017, HSBC North America and HSBC Bank USA publicly disclosed their most recent annual DFAST results and the FRB also publicly disclosed its own DFAST and CCAR results.
In June 2017, the FRB informed HSBC North America, our parent company, that it did not object to HSBC North America's capital plan or the planned capital distributions included in its 2017 CCAR submission. Stress testing results are based solely on hypothetical adverse stress scenarios and should not be viewed or interpreted as forecasts of expected outcomes or capital adequacy or of the actual financial condition of HSBC North America or HSBC Bank USA. Capital planning and stress testing for HSBC North America or HSBC Bank USA may impact our future capital and liquidity. See Part I, "Regulation and Competition - Regulatory Capital and Liquidity Requirements," in our 2016 Form 10-K for further discussion on capital planning and stress testing, including additional detail regarding the FRB's supervisory assessment as part of the CCAR process.
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
In June 2017, the FRB issued a proposal which would require certain IHCs of foreign banking organizations, including HSBC North America, to provide information commencing as of September 30, 2017 about the effect of a hypothetical global market shock on trading and counterparty exposures. If adopted as proposed, HSBC North America would be required to provide quarterly information about such effects, and such effects would also be incorporated into the FRB’s CCAR stress testing applicable to HSBC North America in 2018, potentially causing additional projected stress losses under such tests.

HSBC USA Inc.

2017 Funding Strategy  Our current estimate for funding needs and sources for 2017 are summarized in the following table:

	Actual January 1 through June 30, 2017	Estimated July 1 through December 31, 2017	Estimated Full Year 2017
	(in billions)
Funding needs:
Net loan growth	$(6)	$1	$(5)
Net change in short-term investments and securities	(6)	(4)	(10)
Trading and other assets	4	4	8
Total funding needs	$(8)	$1	$(7)
Funding sources:
Net change in deposits	$(12)	$1	$(11)
Trading and other short-term liabilities	4	1	5
Net change in long-term debt	—	(1)	(1)
Total funding sources	$(8)	$1	$(7)
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

	Balance at June 30, 2017
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2016

	(in millions)
Standby letters of credit, net of participations(1)	$5,719	$2,142	$95	$7,956	$8,392
Commercial letters of credit	242	74	—	316	242
Credit derivatives(2)	13,687	33,842	1,254	48,783	58,329
Other commitments to extend credit:
Commercial(3)	16,184	55,897	1,941	74,022	74,832
Consumer	7,491	—	—	7,491	7,270
Total	$43,323	$91,955	$3,290	$138,568	$149,065

(1)	Includes $1,340 million and $1,315 million issued for the benefit of HSBC affiliates at June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $29,610 million and $29,999 million issued for the benefit of HSBC affiliates at June 30, 2017 and December 31, 2016, respectively.

(3)	Includes $500 million issued for the benefit of HSBC affiliates at both June 30, 2017 and December 31, 2016, respectively.

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
Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter ("OTC") market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury, to-be-announced securities, non-callable securities issued by U.S. GSEs and certain foreign government-backed debt.
Level 2 inputs are those that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, obligations of U.S. states and political subdivisions, corporate debt, certain foreign government-backed debt, preferred securities, securities purchased and sold under resale and repurchase agreements, precious metals, certain commercial loans held for sale, residential mortgage loans whose carrying amount was reduced based on the fair value of the underlying collateral and real estate owned as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. We have established a process to understand the methodologies and inputs used by the third party pricing services to ensure that pricing information met the fair value objective. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument.
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
Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At June 30, 2017 and December 31, 2016, our Level 3 instruments included the following: collateralized debt obligations ("CDOs") for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits and structured notes for which the embedded credit, foreign exchange or equity derivatives have significant unobservable inputs (e.g., volatility or default correlations), asset-backed credit default swaps with certain inputs which are unobservable, certain residential mortgage and subprime mortgage loans held for sale, certain corporate debt securities, certain asset-backed securities, impaired commercial loans, derivatives referenced to illiquid assets of less desirable credit quality and swap agreements entered into in conjunction with the sales of certain Visa Class B Shares for which the fair value is dependent upon the final resolution of the related litigation. See Note 16, "Guarantee Arrangements, Pledged Assets and Repurchase Agreements," in the accompanying consolidated financial statements for additional information.
See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for additional information on Level 3 inputs as well as a discussion of transfers between Level 1 and Level 2 measurements during the three and six months ended June 30, 2017 and 2016.

HSBC USA Inc.

Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(dollars are in millions)
Level 3 assets(1)(2)	$2,784	$4,611
Total assets measured at fair value(1)(3)	96,092	113,299
Level 3 liabilities(1)	1,853	2,114
Total liabilities measured at fair value(1)	66,858	81,176
Level 3 assets as a percent of total assets measured at fair value	2.9%	4.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.8%	2.6%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)
Includes $2,342 million of recurring Level 3 assets and $442 million of non-recurring Level 3 assets at June 30, 2017. Includes $3,564 million of recurring Level 3 assets and $1,047 million of non-recurring Level 3 assets at December 31, 2016.

(3)
Includes $95,584 million of assets measured on a recurring basis and $508 million of assets measured on a non-recurring basis at June 30, 2017. Includes $112,104 million of assets measured on a recurring basis and $1,195 million of assets measured on a non-recurring basis at December 31, 2016.

Significant Changes in Fair Value for Level 3 Assets and Liabilities During the second quarter of 2017, one of our unconsolidated VIEs was unwound and our investment in the VIE along with any related derivatives were terminated. Our investment in the VIE, which was a level 3 asset measured at fair value on a recurring basis, had a carrying value of $1,081 million at the time of unwind. See Note 15, "Variable Interest Entities," in the accompanying consolidated financial statements for additional information.
During the first half of 2017, we completed the sale of certain residential mortgage loans which were transferred to held for sale during 2016 and were level 3 assets measured at fair value on a non-recurring basis. These residential mortgage loans had a total carrying value of $743 million at the time of sale. See Note 6, "Loans Held for Sale," in the accompanying consolidated financial statements for additional information.
In addition to the above, we have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. We made $9 million and $5 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three and six months ended June 30, 2017, respectively, compared with positive adjustments of $14 million and $13 million during the three and six months ended June 30, 2016, respectively. These adjustments to fair value are recorded in trading revenue in the consolidated statement of income (loss). We have recorded a cumulative credit adjustment reserve of $17 million and $22 million against our monoline exposure at June 30, 2017 and December 31, 2016, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $131 million and $159 million at June 30, 2017 and December 31, 2016, respectively.
See Note 17, "Fair Value Measurements," in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2017 and 2016 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.
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
The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $70 million or a decrease of the overall fair value measurement of approximately $11 million at June 30, 2017. The effect of changes in significant unobservable input parameters are primarily driven by the uncertainty in determining the fair value of credit derivatives executed against certain insurers as well as credit default swaps with certain monoline insurers and certain asset-backed securities including CDOs.

HSBC USA Inc.

Assets Underlying Asset-backed Securities  The following tables summarize the types of assets underlying our asset-backed securities as well as certain collateralized debt obligations held at June 30, 2017:

		Total
		(in millions)
Rating of securities:(1)	Collateral type:
AAA	Residential mortgages - Alt A	$36
AA	Other	48
A	Residential mortgages - Alt A	4
	Residential mortgages - Subprime	30
	Home equity - Alt A	56
	Student loans	91
	Other	460
	Total A	641
BBB	Residential mortgages - Alt A	1
	Collateralized debt obligations	131
	Total BBB	132
CCC	Residential mortgages - Subprime	15
		$872

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

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice causing us to incur fines, penalties and damage to our business and reputation (including financial crime and fraud risk);

•	Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity as trustee, investment manager or as mandated by law or regulation;

•
Reputational risk is the risk arising from failure to meet stakeholder expectations as a result of any event, behavior, action or inaction, either by us, our employees, the HSBC Group or those with whom it is associated, that may cause stakeholders

HSBC USA Inc.

to form a negative view of us. This might also result in financial or non-financial impacts, loss of confidence or other consequences:

•
Strategic risk is the risk that the business will fail to identify, execute, and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action;

•	Security risk is the risk to the business from terrorism, information security, incidents/disasters, cyber-attacks and groups hostile to HSBC interests;

•
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. This occurs primarily for two reasons: 1) the model may produce inaccurate outputs when compared with the intended business use and design objective; and 2) the model could be used incorrectly;

•	Pension risk is the risk of increased costs from the post-employment benefit plans that we have established for our employees;

•	Sustainability risk is the risk that financial services provided to customers indirectly result in unacceptable impacts on people or on the environment;
Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may differ significantly from model projections.
See "Risk Management" in MD&A in our 2016 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. There have been no material changes to our approach to reputational risk management, strategic risk management, model risk management, pension risk management or sustainability risk management since December 31, 2016.
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
As part of our approach towards liquidity risk management, we employ the following key measures to define, monitor and control our liquidity and funding risk in accordance with HSBC policy:

HSBC USA Inc.

The Basel Committee based Liquidity Coverage Ratio ("LCR") is designed to be a short-term liquidity measure to ensure banks have sufficient High Quality Liquid Assets ("HQLA") to cover net stressed cash outflows over the next 30 days. At both June 30, 2017 and December 31, 2016, HSBC USA's LCR under the EU LCR rule exceeded 100 percent. A LCR of 100 percent or higher reflects an unencumbered HQLA balance that is equal to or exceeds liquidity needs for a 30 calendar day liquidity stress scenario. HQLA consists of cash or assets that can be converted into cash at little or no loss of value in private markets.
The European calibration of the Basel Committee based NSFR, which is a longer term liquidity measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities, is still pending. Therefore, our calculation of NSFR is based on our current interpretation and understanding of the Basel Committee NSFR rule, which may differ in future periods depending on completion of the European calibration and further implementation guidance from regulators. At both June 30, 2017 and December 31, 2016, HSBC USA's estimated NSFR exceeded 100 percent. A NSFR of 100 percent or more reflects an available stable funding balance from liabilities and capital over the next 12 months that is equal to or exceeds the required amount of funding for assets and off-balance sheet exposures.
In 2014, the FRB, the OCC and the FDIC issued final regulations to implement the LCR in the United States, applicable to certain large banking institutions, including HSBC North America and HSBC Bank USA. The U.S. LCR rule is generally consistent with the Basel Committee guidelines, but is more stringent in several areas including the range of assets that qualify as HQLA and the assumed rate of outflows of certain kinds of funding. Under the U.S. rule, U.S. institutions, including HSBC North America and HSBC Bank USA, are required to maintain a minimum LCR of 100 percent beginning January 1, 2017, two years ahead of the Basel Committee's timeframe for compliance by January 1, 2019, and report LCR to U.S. regulators on a daily basis beginning July 1, 2016. During the six months ended June 30, 2017, HSBC Bank USA's LCR under the U.S. LCR rule remained above the 100 percent minimum requirement. The U.S. LCR rule does not address the U.S. NSFR requirement, which is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. In April 2016, U.S. regulators issued for public comment a proposal to implement the NSFR in the United States, applicable to certain large banking organizations, including HSBC North America and HSBC Bank USA. The U.S. NSFR proposal is generally consistent with the Basel Committee guidelines, but similar to the U.S. LCR rule, is more stringent in several areas including the required stable funding factors applied to certain assets such as mortgage-backed securities. At both June 30, 2017 and December 31, 2016, HSBC Bank USA's estimated NSFR, based on our current interpretation and understanding of the proposed U.S. NSFR rule, exceeded 100 percent.
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
Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. The following table reflects the short and long-term credit ratings of HSBC USA and HSBC Bank USA at June 30, 2017:

	Moody's	S&P	Fitch
HSBC USA:
Short-term borrowings	P-1	A-1	F1+
Long-term/senior debt	A2	A	AA-
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+
Long-term/senior debt	Aa3(1)	AA-	AA-

(1)	Moody's long-term deposit rating for HSBC Bank USA was Aa2 at June 30, 2017.
Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices and litigation matters, all of which could lead to adverse ratings actions.

HSBC USA Inc.

Although we closely monitor and strive to manage factors influencing our credit ratings, there is no assurance that our credit ratings will not change in the future. At June 30, 2017, there were no pending actions in terms of changes to ratings on the debt of HSBC USA or HSBC Bank USA from any of the rating agencies.
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
Present value of a basis point ("PVBP")  PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	1.3	4.4
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

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(dollars are in millions)
Estimated increase (decrease) in projected net interest income (reflects projected rate movements on July 1, 2017 and January 1, 2017, respectively):
Resulting from a gradual 100 basis point increase in the yield curve	$187	7%	$123	5%
Resulting from a gradual 100 basis point decrease in the yield curve	(261)	(10)	(158)	(6)
Resulting from a gradual 200 basis point increase in the yield curve	330	12	208	8
Other significant scenarios monitored (reflects projected rate movements on July 1, 2017 and January 1, 2017, respectively):
Resulting from an immediate 50 basis point decrease in the yield curve	(186)	(7)	(156)	(6)
Resulting from an immediate 100 basis point increase in the yield curve	270	10	209	8
Resulting from an immediate 100 basis point decrease in the yield curve	(525)	(20)	(347)	(14)
Resulting from an immediate 200 basis point increase in the yield curve	468	17	366	15
The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will differ from these estimates, possibly by significant amounts.
Capital risk/sensitivity of other comprehensive loss  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is recorded on a tax effected basis to accumulated other comprehensive loss. This valuation mark is included in two important accounting based capital ratios: common equity Tier 1 capital to risk-weighted assets and total equity to total assets. Under the final rule adopting the Basel III regulatory capital reforms, the valuation mark is being phased into common equity Tier 1 capital over five years beginning in 2014. At June 30, 2017, we had an available-for-sale securities portfolio of approximately $32,315 million with a negative mark-to-market adjustment of $258 million. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $289 million to a net loss of $547 million with the following results on our capital ratios:

	June 30, 2017		December 31, 2016
	Actual	Proforma(1)	Actual	Proforma(1)
Common equity Tier 1 capital to risk-weighted assets	15.3%	15.1%	13.7%	13.6%
Total equity to total assets	10.8	10.8	10.1	10.0

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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
Daily VaR (trading portfolios), 99 percent 1 day (in millions):
The following table summarizes our trading VaR for the six months ended June 30, 2017:

	Foreign exchange and commodity	Interest rate	Credit Spread	Portfolio diversification(1)	Total(2)
	(in millions)
At June 30, 2017	$1	$7	$1	$(4)	$5

Six Months Ended June 30, 2017
Average	2	6	1	(3)	6
Maximum	4	9	1		9
Minimum	—	4	1		4

At December 31, 2016	$1	$6	$1	$(3)	$5

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

Back-testing In the six months ended June 30, 2017, we experienced two back-testing exceptions. The first exception, a loss exception, occurred in May and was driven by political turmoil in Brazil, which sparked an increase in Brazilian interest rates that exceeded levels within our historical time series. The second exception, a profit exception, occurred in June and was due to a large gain in Precious Metals as borrowing rates for Palladium metals increased due to a liquidity squeeze in the market and experienced a move that exceeded levels within our historical time series.

HSBC USA Inc.

We daily validate the accuracy of our VaR models by back-testing them against hypothetical profit and loss that excludes non-modeled items such as fees, commissions and revenues of intra-day transactions from the actual reported profit and loss. We would expect on average to see two to three profits, and two to three losses, in excess of VaR at the 99 percent confident level over a one-year period. The actual number of profits or losses in excess of VaR over this period can therefore be used to gauge how well the models are performing. To ensure a conservative approach to calculating our risk exposures, it is important to note that profits in excess of VaR are only considered when back-testing the accuracy of models and are not used to calculate the VaR numbers used for risk management or capital purposes.
Back-testing of trading VaR against our hypothetical profit and loss (in millions):
Non-trading Portfolios  Non-trading VaR predominantly relates to Balance Sheet Management and represents the potential negative changes in the investment portfolio market value (which includes available-for-sale and held-to-maturity assets) and associated hedges. Our investment portfolio holdings are mainly comprised of U.S. Treasuries and U.S. Government agency mortgage-backed securities. Our non-trading VaR exposure is driven by interest rates, mortgage spreads, and asset swap spreads.
The following table summarizes our non-trading VaR for the six months ended June 30, 2017:

	Interest rate	Credit Spread	Portfolio diversification(1)	Total(1)
	(in millions)
At June 30, 2017	$41	$24	$(8)	$57

Six Months Ended June 30, 2017
Average	57	23	(16)	64
Maximum	79	31		74
Minimum	41	21		55

At December 31, 2016	$75	$27	$(32)	$70

(1)	Refer to the Trading VaR table above for additional information.
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
Operational Risk Management  During the second quarter of 2017, we implemented a new Operational Risk Management Framework ("ORMF") and operational risk database. The new ORMF was designed to simplify and improve our approach to managing operational risks. It promotes more focused efforts on material risks and ensures clarity and accountability of related roles and responsibilities.
Under the new ORMF, risk and control assessments provide an end to end view of operational risk. Material risks are assigned an inherent risk assessment based on the likelihood and the direct (financial costs) and indirect impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made and a residual risk assessment is determined. An operational

HSBC USA Inc.

risk database is used to record risk and control assessments and track related issues and mitigation action plans. The risk assessments, which are refreshed based on relevant triggers, provide an up-to-date view of the operational risk profile.
There have been no other material changes to our approach to operational risk management since December 31, 2016.
Compliance Risk Management  During the second quarter of 2017, there was a reorganization of certain risk activities as we continued to implement the most effective global standards to combat financial crime and strengthen our financial crime detection and compliance capabilities. As part of this reorganization, the activities related to financial crime and fraud risk management previously performed by the Security and Fraud Risk Management function are now performed by the Financial Crime Risk function. Additionally, during the second quarter of 2017, the Compliance Committee of the Board of Directors was demised and the Compliance and Conduct Committee of the Board of Directors (the "CCC") was established. The CCC oversees the remediation of the compliance risk management program as well as fiduciary matters. There have been no other material changes to our approach to compliance risk management since December 31, 2016.
Fiduciary Risk Management  During the second quarter of 2017, the Fiduciary Committee of the Board of Directors was demised and its responsibilities taken over by the CCC as discussed above. There have been no other material changes to our approach to compliance risk management since December 31, 2016.
Security Risk Management As discussed above, during the second quarter of 2017, activities related to financial crime and fraud risk management are no longer performed by the Security and Fraud Risk Management function, but are now performed by the Financial Crime Risk function. Additionally, the Security and Fraud Risk Management function was renamed "Security Risk Management" to reflect this reorganization. There have been no other material changes to our approach to security risk management since December 31, 2016.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table summarizes the quarter-to-date and year-to-date average daily balances of the principal components of assets, liabilities and equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis, which resulted in increases to interest income on securities of nil during both the three and six months ended June 30, 2017, respectively, and increases to interest income on securities of less than a million and $1 million during the three and six months ended June 30, 2016, respectively. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Loan interest for the three and six months ended June 30, 2017 included fees of $22 million and $46 million, respectively, compared with fees of $15 million and $33 million during the three and six months ended June 30, 2016, respectively.

Three Months Ended June 30,	2017			2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$46,981	$127	1.08%	$37,873	$47.50%
Federal funds sold and securities purchased under resale agreements	6,583	54	3.29	11,073	57	2.07
Trading securities	9,639	58	2.41	10,808	60	2.23
Securities	49,197	242	1.97	52,856	243	1.85
Loans:
Commercial	50,385	372	2.96	63,259	387	2.46
Consumer:
Residential mortgages	17,286	141	3.27	18,019	148	3.30
Home equity mortgages	1,314	12	3.66	1,532	13	3.41
Credit cards	645	17	10.57	662	17	10.33
Other consumer	451	6	5.34	496	7	5.68
Total consumer	19,696	176	3.58	20,709	185	3.59
Total loans	70,081	548	3.14	83,968	572	2.74
Other	2,986	13	1.75	2,311	1.17
Total interest earning assets	$185,467	$1,042	2.25%	$198,889	$980	1.98%
Allowance for credit losses	(911)			(1,007)
Cash and due from banks	1,184			978
Other assets	18,101			12,250
Total assets	$203,841			$211,110
Liabilities and Equity
Domestic deposits:
Savings deposits	$49,246	$56.46%		$50,760	$31.25%
Time deposits	22,612	84	1.49	27,166	68	1.01
Other interest bearing deposits	10,394	9.35		5,441	2.15
Foreign deposits:
Foreign banks deposits	6,801	12.71		8,708	11.51
Other interest bearing deposits	4,659	8.69		5,873	5.34
Total interest bearing deposits	93,712	169.72		97,948	117.48
Short-term borrowings	10,635	32	1.21	14,313	21.59
Long-term debt	38,011	251	2.65	34,580	203	2.36
Total interest bearing deposits and debt	142,358	452	1.27	146,841	341.93
Tax liabilities and other	1,022	8	3.14	740	1.54
Total interest bearing liabilities	$143,380	$460	1.28%	$147,581	$342.93%
Net interest income/Interest rate spread		$582.97%			$638	1.05%
Noninterest bearing deposits	32,229			31,649
Other liabilities	7,472			10,591
Total equity	20,760			21,289
Total liabilities and equity	$203,841			$211,110
Net interest margin on average earning assets			1.26%			1.29%
Net interest income to average total assets			1.15%			1.21%

HSBC USA Inc.

Six Months Ended June 30,	2017			2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$41,806	$204.98%		$33,167	$82.50%
Federal funds sold and securities purchased under resale agreements	8,132	108	2.68	10,493	86	1.65
Trading securities	10,341	116	2.26	11,331	145	2.57
Securities	49,751	484	1.96	52,155	488	1.88
Loans:
Commercial	52,393	754	2.90	63,958	765	2.41
Consumer:
Residential mortgages	17,582	295	3.38	17,934	299	3.35
Home equity mortgages	1,346	25	3.75	1,553	27	3.50
Credit cards	651	34	10.53	667	36	10.85
Other consumer	456	13	5.75	490	14	5.75
Total consumer	20,035	367	3.69	20,644	376	3.66
Total loans	72,428	1,121	3.12	84,602	1,141	2.71
Other	2,864	24	1.69	2,459	19	1.55
Total interest earning assets	$185,322	$2,057	2.24%	$194,207	$1,961	2.03%
Allowance for credit losses	(961)			(970)
Cash and due from banks	1,112			998
Other assets	16,944			12,025
Total assets	$202,417			$206,260
Liabilities and Equity
Domestic deposits:
Savings deposits	$49,843	$104.42%		$50,443	$61.24%
Time deposits	23,024	162	1.42	26,623	129.97
Other interest bearing deposits	11,670	16.28		4,720	4.17
Foreign deposits:
Foreign banks deposits	7,427	25.68		8,884	20.45
Other interest bearing deposits	4,147	12.58		4,567	8.35
Total interest bearing deposits	96,111	319.67		95,237	222.47
Short-term borrowings	8,589	55	1.29	12,894	39.61
Long-term debt	37,918	493	2.62	33,963	400	2.37
Total interest bearing deposits and debt	142,618	867	1.23	142,094	661.94
Tax liabilities and other	968	11	2.29	799	7	1.76
Total interest bearing liabilities	$143,586	$878	1.23%	$142,893	$668.94%
Net interest income/Interest rate spread		$1,179	1.01%		$1,293	1.09%
Noninterest bearing deposits	31,012			31,585
Other liabilities	7,200			10,762
Total equity	20,619			21,020
Total liabilities and equity	$202,417			$206,260
Net interest margin on average earning assets			1.28%			1.33%
Net interest income to average total assets			1.17%			1.26%

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
Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To comply with this requirement, HSBC has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC USA Inc. did not engage in activities or transactions requiring disclosure pursuant to Section 13(r) other than those activities related to frozen accounts and transactions permitted under relevant U.S. sanction programs described under "Frozen Accounts and Transactions" below. The following activities conducted by our affiliates are disclosed in response to Section 13(r):
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
At June 30, 2017, the HSBC Group had five loans outstanding to an Iranian petrochemical company. These loans are supported by the official export credit agencies of the following countries: the United Kingdom, South Korea and Japan. The HSBC Group continues to seek repayments from the Iranian company under the outstanding loans in accordance with their original maturity profiles.
Estimated gross revenue to the HSBC Group generated by the loans in repayment for the second quarter of 2017, which includes interest and fees, was approximately $30,000, and net estimated profit was approximately $30,000. While the HSBC Group intends to continue to seek repayment under the existing loans, all of which were entered into before the petrochemical sector of Iran became a target of U.S. sanctions, it does not currently intend to extend any new loans.
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
There was no measurable gross revenue in the second quarter of 2017 under those guarantees and counter indemnities. The HSBC Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate net profit measure. The HSBC Group is seeking to cancel all relevant guarantees and counter indemnities and does not currently intend to provide any new guarantees or counter indemnities involving Iran. None were cancelled in the second quarter of 2017 and approximately 19 remain outstanding.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
The HSBC Group maintains several accounts in the United Kingdom for an Iranian-owned, U.K.-regulated financial institution. These accounts are generally no longer restricted under U.K. law, though HSBC maintains restrictions on the accounts as a matter of policy. Estimated gross revenue in the second quarter of 2017 on these accounts, which includes fees and/or commissions, was approximately $27,060.

•
The HSBC Group acts as the trustee and administrator for a pension scheme involving five employees of a U.S.-sanctioned Iranian bank in Hong Kong, one of whom joined the scheme during the second quarter of 2017. Under the rules of this scheme, the HSBC Group accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the Iranian bank’s employees. The HSBC Group runs and operates this pension scheme in accordance with

HSBC USA Inc.

Hong Kong laws and regulations. Estimated gross revenue, which includes fees and/or commissions, generated by this pension scheme during the second quarter of 2017 was approximately $930.
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
Frozen accounts and transactions The HSBC Group and HSBC Bank USA (a subsidiary of HUSI) maintain several accounts that are frozen as a result of relevant sanctions programs, and safekeeping boxes and other similar custodial relationships, for which no activity, except as licensed or otherwise authorized, took place during the second quarter of 2017. There was no measurable gross revenue or net profit to the HSBC Group and HSBC Bank USA during the second quarter of 2017 relating to these frozen accounts.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2017 and 2016, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 31, 2017

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language ("XBRL") interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2017 and 2016, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.